Form 10-Q
period 2013-03-31
ING U.S., Inc.
filed 2013-05-23
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        _                   to  _

Commission File Number: _001-35897_________________________________________________

ING U.S., Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue
New York, New York	10169
(Address of principal executive offices)	(Zip Code)
(212) 309-8200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☐       No    ☒

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 21, 2013 260,769,230 shares of Common Stock, $.01 par value, were outstanding.

1

ING U.S., Inc.
Form 10-Q for the period ended March 31, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING U.S., Inc. (the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Part II, Item 1A. "Risk Factors" of this Form 10-Q as well as those discussed in "Risk Factors," "Management's Discussion and Analysis of Results of Operations and Financial Condition - Trends and Uncertainties" and "Business - Closed Blocks - Closed Blocks Variable Annuity" in the Company's Prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act"), on May 3, 2013 (the "Prospectus").

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
ING U.S., Inc.
Condensed Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	March 31, 2013	December 31, 2012
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $63,469.6 at 2013 and $62,955.4 at 2012)	$70,622.9	$70,910.3
Fixed maturities, at fair value using the fair value option	2,675.8	2,771.3
Equity securities, available-for-sale, at fair value (cost of $246.5 at 2013 and $297.9 at 2012)	282.3	340.1
Short-term investments	2,992.1	5,991.2
Mortgage loans on real estate, net of valuation allowance of $3.9 at 2013 and at 2012	8,949.4	8,662.3
Policy loans	2,204.4	2,200.3
Limited partnerships/corporations	468.5	465.1
Derivatives	2,077.0	2,374.5
Other investments	166.7	167.0
Securities pledged (amortized cost of $1,656.7 at 2013 and $1,470.0 at 2012)	1,774.7	1,605.5
Total investments	92,213.8	95,487.6
Cash and cash equivalents	2,787.7	1,786.8
Short-term investments under securities loan agreements, including collateral delivered	863.5	664.0
Accrued investment income	900.8	863.5
Reinsurance recoverable	7,151.0	7,379.3
Deferred policy acquisition costs, Value of business acquired	4,019.6	3,656.3
Sales inducements to contract holders	235.5	212.7
Goodwill and other intangible assets	341.8	348.5
Other assets	1,128.2	1,362.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,980.7	2,931.2
Cash and cash equivalents	1,054.8	440.8
Corporate loans, at fair value using the fair value option	4,043.1	3,559.3
Other assets	31.2	34.3
Assets held in separate accounts	103,098.3	97,667.4
Total assets	$220,850.0	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012
(In millions, except share data)

	March 31, 2013	December 31, 2012
Liabilities and Shareholder's Equity:
Future policy benefits	$15,061.5	$15,493.6
Contract owner account balances	70,813.6	70,562.1
Payables under securities loan agreement, including collateral held	1,348.8	1,509.8
Short-term debt	321.2	1,064.6
Long-term debt	3,440.8	3,171.1
Funds held under reinsurance agreements	1,170.8	1,236.6
Derivatives	1,670.6	1,944.2
Pension and other post-employment provisions	906.6	903.2
Current income taxes	13.2	11.7
Deferred income taxes	921.6	1,042.7
Other liabilities	1,231.3	1,604.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	4,448.1	3,829.4
Other liabilities	804.7	292.4
Liabilities related to separate accounts	103,098.3	97,667.4
Total liabilities	205,251.1	200,333.0

Shareholder's equity:
Common stock (900,000,000 shares authorized, 230,079,120 issued and 230,000,000 outstanding, net of 79,120 of Treasury shares; $0.01 par value per share )	2.3	2.3
Additional paid-in capital	22,909.9	22,917.6
Accumulated other comprehensive income	3,452.8	3,710.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	0.2	6.4
Unappropriated	(12,974.1)	(12,762.1)
Total ING U.S., Inc. shareholder's equity	13,391.1	13,874.9
Noncontrolling interest	2,207.8	2,186.3
Total shareholder's equity	15,598.9	16,061.2
Total liabilities and shareholder's equity	$220,850.0	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2013, and 2012 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net investment income	$1,198.7	$1,277.4
Fee income	891.9	889.0
Premiums	471.9	461.6
Net realized gains (losses):
Total other-than-temporary impairments	(11.6)	(7.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.6)	(0.4)
Net other-than-temporary impairments recognized in earnings	(11.0)	(6.9)
Other net realized capital gains (losses)	(863.8)	(1,243.0)
Total net realized capital gains (losses)	(874.8)	(1,249.9)
Other revenue	95.6	89.0
Income (loss) related to consolidated investment entities:
Net investment income (loss)	44.2	34.9
Changes in fair value related to collateralized loan obligations	(8.9)	(16.7)
Total revenues	1,818.6	1,485.3
Benefits and expenses:
Policyholder benefits	540.5	448.1
Interest credited to contract owner account balance	520.9	570.1
Operating expenses	759.1	759.4
Net amortization of deferred policy acquisition costs and value of business acquired	130.5	173.7
Interest expense	44.4	24.3
Operating expenses related to consolidated investment entities:
Interest expense	36.8	22.2
Other expense	0.7	0.4
Total benefits and expenses	2,032.9	1,998.2
Income (loss) before income taxes	(214.3)	(512.9)
Income tax expense	11.2	7.9
Net income (loss)	(225.5)	(520.8)
Less: Net income (loss) attributable to noncontrolling interest	(13.5)	(15.6)
Net income (loss) available to ING U.S., Inc.'s common shareholder	$(212.0)	$(505.2)
Net income (loss) available to ING U.S., Inc.'s common shareholder per common share	$(0.92)	$(2.20)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2013, and 2012 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(225.5)	$(520.8)
Other comprehensive income (loss), before tax:
Unrealized gains/(losses) on securities	(399.9)	(75.7)
Other-than-temporary impairments	10.9	12.8
Pension and other postretirement benefits liability	(3.5)	(3.8)
Other comprehensive income (loss), before tax	(392.5)	(66.7)
Income tax (benefit) related to items of other comprehensive income (loss)	(134.6)	(58.7)
Other comprehensive income (loss), after tax	(257.9)	(8.0)
Comprehensive income (loss)	(483.4)	(528.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(13.5)	(15.6)
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholder	$(469.9)	$(513.2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Changes in Shareholder's Equity For the Three Months Ended March 31, 2013 and 2012 (Unaudited) (In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholder's Equity	Noncontrolling Interest	Total Shareholder's Equity
				Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(212.0)	(212.0)	(13.5)	(225.5)
Other comprehensive income (loss), after tax	—	—	(257.9)	—	—	(257.9)	—	(257.9)
Total comprehensive income (loss)						(469.9)	(13.5)	(483.4)
Reclassification of noncontrolling interest		—	—	(6.2)	—	(6.2)	6.2	—
Employee related benefits	—	(7.7)	—	—	—	(7.7)	—	(7.7)
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	28.8	28.8
Balance at March 31, 2013	$2.3	$22,909.9	$3,452.8	$0.2	$(12,974.1)	$13,391.1	$2,207.8	$15,598.9

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholder's Equity	Noncontrolling Interest	Total Shareholder's Equity
				Appropriated	Unappropriated
Balance at January 1, 2012	$2.3	$22,865.2	$2,595.0	$126.5	$(13,235.1)	$12,353.9	$1,572.2	$13,926.1
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(505.2)	(505.2)	(15.6)	(520.8)
Other comprehensive income (loss), after tax	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Total comprehensive income (loss)						(513.2)	(15.6)	(528.8)
Reclassification of noncontrolling interest	—	—	—	(16.7)	—	(16.7)	16.7	—
Employee related benefits	—	5.9	—	—	—	5.9	—	5.9
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	59.6	59.6
Balance at March 31, 2012	$2.3	$22,871.1	$2,587.0	$109.8	$(13,740.3)	$11,829.9	$1,632.9	$13,462.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013, and 2012 (Unaudited) (In millions)

	Three Months Ended March 31,
	2013	2012
Net cash (used in) provided by operating activities	$(28.4)	$324.3
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,455.8	5,838.7
Equity securities, available-for-sale	28.4	23.5
Mortgage loans on real estate	318.3	316.3
Loan - Dutch State obligation	—	145.3
Limited partnerships/corporations	18.0	63.1
Acquisition of:
Fixed maturities	(4,802.8)	(4,233.3)
Equity securities, available-for-sale	(9.4)	(9.9)
Mortgage loans on real estate	(581.4)	(553.9)
Limited partnerships/corporations	(9.8)	(77.3)
Short-term investments, net	2,999.1	499.4
Policy loans, net	(4.1)	39.8
Derivatives, net	(1,089.6)	(1,171.2)
Other investments, net	11.8	(0.1)
Sales from consolidated investment entities	573.8	181.5
Purchase of consolidated investment entities	(613.8)	(380.0)
Collateral received (delivered), net	(360.5)	(209.4)
Purchases of fixed assets, net	(6.6)	(8.2)
Other, net	—	(0.2)
Net cash provided by investing activities	927.2	464.1
Cash Flows from Financing Activities:
Deposits received for investment contracts	$2,936.2	$4,251.2
Maturities and withdrawals from investment contracts	(2,996.6)	(4,918.2)
Proceeds from issuance of debt with maturities of more than three months	1,000.6	43.9
Repayment of debt with maturities of more than three months	(1,304.6)	(47.6)
Short-term debt	(169.7)	129.1
Debt issuance costs	(6.5)	—
Contributions from participants in consolidated investment entities	642.7	392.2
Net cash (used in) provided by financing activities	102.1	(149.4)
Net increase in cash and cash equivalents	1,000.9	639.0
Cash and cash equivalents, beginning of period	1,786.8	638.0
Cash and cash equivalents, end of period	$2,787.7	$1,277.0
Supplemental cash flow information:
Income taxes paid, net	$(3.2)	$(2.2)
Interest paid	55.1	29.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING U.S., Inc. and its subsidiaries (collectively "the Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts, and funding agreements.

In 2009, ING Groep N.V. (“ING Group” or “ING”) announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. (“ING International”), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc. of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the “IPO"). Following the IPO, ING International owns 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock). ING International is a wholly owned subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V., which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial. The Voya Financial identity is reflected in the Company's new ticker symbol (NYSE: VOYA).

The Company provides its principal products and services in three businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

Basis of Presentation

On April 10, 2013, the Company's Board of Directors authorized the total number of shares of all classes of stock which the Company has the authority to issue to be 1,000,000,000, of which 900,000,000 shares, par value $0.01 per share, are designated as common stock and a 100,000,000 shares, par value $0.01 per share, are designated as preferred stock. In addition, the Company's Board of Directors authorized a 2,295.248835-for-1 split of the Company's common stock. These actions were subsequently approved by the Company's sole stockholder on April 10, 2013 and effected on April 11, 2013, resulting in 230,079,120 shares of common stock issued, including 79,120 of Treasury shares, and 230,000,000 shares of common stock outstanding and held by ING International, prior to the IPO. The accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements give retroactive effect to the stock split for all periods presented. There are no preferred shares issued or outstanding.

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Condensed Consolidated Financial Statements include the accounts of ING U.S., Inc. and its subsidiaries, as well as partnerships (voting interest entities ("VOEs")) in which the Company has control and variable interest entities ("VIEs") for which the Company is the primary beneficiary. See the Consolidated Investment Entities Note to these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Certain immaterial reclassifications have been made to prior year financial information to conform to the current year classifications. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013, its results of operations, comprehensive income, changes in shareholder's equity and cash flows for the three months ended March 31, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act") on May 3, 2013 (the "Prospectus").

Adoption of New Pronouncements

Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Balance Sheet (Accounting Standards Codification ("ASC") Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements.

Disclosures about Amounts Reclassified out of AOCI
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations, or cash flows as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income Note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

The provisions of ASU 2013-04 are effective for years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied retrospectively for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's year of adoption. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2013-04.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$5,186.3	$575.2	$4.0	$—	$5,757.5	$—
U.S. government agencies and authorities	642.0	67.5	—	—	709.5	—
State, municipalities and political subdivisions	288.6	29.2	—	—	317.8	—
U.S. corporate securities	34,082.4	3,770.8	93.3	—	37,759.9	13.0

Foreign securities:(1)
Government	1,072.1	93.3	9.3	—	1,156.1	—
Other	13,601.1	1,393.9	41.1	—	14,953.9	—
Total foreign securities	14,673.2	1,487.2	50.4	—	16,110.0	—

Residential mortgage-backed securities:
Agency	4,941.3	578.7	17.0	138.0	5,641.0	1.1
Non-Agency	1,489.8	194.9	46.9	74.1	1,711.9	130.4
Total Residential mortgage-backed securities	6,431.1	773.6	63.9	212.1	7,352.9	131.5
Commercial mortgage-backed securities	4,301.4	515.8	4.0	—	4,813.2	4.4
Other asset-backed securities	2,197.1	116.7	53.2	(8.0)	2,252.6	14.2

Total fixed maturities, including securities pledged	67,802.1	7,336.0	268.8	204.1	75,073.4	163.1
Less: Securities pledged	1,656.7	126.1	8.1	—	1,774.7	—
Total fixed maturities	66,145.4	7,209.9	260.7	204.1	73,298.7	163.1

Equity securities:
Common stock	192.6	0.3	0.2	—	192.7	—
Preferred stock	53.9	35.7	—	—	89.6	—
Total equity securities	246.5	36.0	0.2	—	282.3	—

Total fixed maturities and equity securities investments	$66,391.9	$7,245.9	$260.9	$204.1	$73,581.0	$163.1
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2012:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives (2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$5,194.3	$691.2	$1.8	$—	$5,883.7	$—
U.S. government agencies and authorities	645.4	78.8	—	—	724.2	—
State, municipalities and political subdivisions	320.2	32.6	—	—	352.8	—
U.S. corporate securities	32,986.1	4,226.6	48.8	—	37,163.9	13.4

Foreign securities(1):
Government	1,069.4	125.2	4.6	—	1,190.0	—
Other	13,321.8	1,527.4	54.7	—	14,794.5	—
Total foreign securities	14,391.2	1,652.6	59.3	—	15,984.5	—

Residential mortgage-backed securities:
Agency	5,071.6	633.3	14.8	156.0	5,846.1	1.2
Non-Agency	1,612.6	198.6	71.9	81.6	1,820.9	139.6
Total Residential mortgage-backed securities	6,684.2	831.9	86.7	237.6	7,667.0	140.8
Commercial mortgage-backed securities	4,438.9	513.6	6.1	—	4,946.4	4.4
Other asset-backed securities	2,536.4	128.4	90.0	(10.2)	2,564.6	15.4

Total fixed maturities, including securities pledged	67,196.7	8,155.7	292.7	227.4	75,287.1	174.0
Less: Securities pledged	1,470.0	139.6	4.1	—	1,605.5	—
Total fixed maturities	65,726.7	8,016.1	288.6	227.4	73,681.6	174.0

Equity securities:
Common stock	194.4	13.2	1.0	—	206.6	—
Preferred stock	103.5	30.0	—	—	133.5	—
Total equity securities	297.9	43.2	1.0	—	340.1	—

Total fixed maturities and equity securities investments	$66,024.6	$8,059.3	$289.6	$227.4	$74,021.7	$174.0
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,923.6	$3,021.8
After one year through five years	14,250.2	15,205.4
After five years through ten years	18,184.4	19,830.3
After ten years	19,514.3	22,597.2
Mortgage-backed securities	10,732.5	12,166.1
Other asset-backed securities	2,197.1	2,252.6
Fixed maturities, including securities pledged	$67,802.1	$75,073.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholder’s equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2013
Communications	$4,048.7	$510.2	$10.9	$4,548.0
Financial	6,027.8	748.3	32.7	6,743.4
Industrial and other companies	27,160.9	2,621.1	66.8	29,715.2
Utilities	9,007.6	1,128.7	20.6	10,115.7
Transportation	1,438.5	156.4	3.4	1,591.5
Total	$47,683.5	$5,164.7	$134.4	$52,713.8

December 31, 2012
Communications	$3,609.5	$563.4	$2.4	$4,170.5
Financial	5,912.9	749.4	46.7	6,615.6
Industrial and other companies	26,613.3	3,063.3	24.2	29,652.4
Utilities	8,893.1	1,210.5	28.9	10,074.7
Transportation	1,279.1	167.4	1.3	1,445.2
Total	$46,307.9	$5,754.0	$103.5	$51,958.4

The Company invests in various categories of collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2013 and December 31, 2012, approximately 32.5% and 33.1%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of March 31, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions.

The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of March 31, 2013 and December 31, 2012, the fair value of loaned securities was $804.8 and $601.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $827.5 and $619.5, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, liabilities to return collateral of $827.5 and $619.5, respectively, were included in Payables under securities loan agreement, including collateral held on the Condensed Consolidated Balance Sheets.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$72.6	$4.0	$—	$—	$—	$—	$72.6	$4.0
U.S. corporate, state and municipalities	3,128.0	64.7	143.6	5.1	191.9	23.5	3,463.5	93.3
Foreign	968.5	22.5	47.1	4.3	191.7	23.6	1,207.3	50.4
Residential mortgage-backed	682.8	6.5	63.3	2.7	477.8	54.7	1,223.9	63.9
Commercial mortgage-backed	5.8	—	1.9	0.1	43.4	3.9	51.1	4.0
Other asset-backed	81.8	0.1	10.0	1.3	442.8	51.8	534.6	53.2
Total	$4,939.5	$97.8	$265.9	$13.5	$1,347.6	$157.5	$6,553.0	$268.8

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8	$—	$—	$—	$—	$451.2	$1.8
U.S. corporate, state and municipalities	1,333.4	19.2	116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7	59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4	42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2	15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3	$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.5% and 88.3% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2013
Six months or less below amortized cost	$5,279.7	$16.2	$126.0	$3.9	474	16
More than six months and twelve months or less below amortized cost	594.0	41.3	37.4	11.3	119	9
More than twelve months below amortized cost	672.5	218.1	28.5	61.7	218	54
Total	$6,546.2	$275.6	$191.9	$76.9	811	79

December 31, 2012
Six months or less below amortized cost	$3,154.6	$42.1	$95.2	$11.4	308	21
More than six months and twelve months or less below amortized cost	363.3	30.2	19.5	10.3	83	9
More than twelve months below amortized cost	940.1	394.1	35.9	120.4	221	95
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2013
U.S. Treasuries	$76.6	$—	$4.0	$—	2	—
U.S. corporate, state and municipalities	3,527.0	29.8	82.6	10.7	218	1
Foreign	1,182.5	75.2	29.8	20.6	95	7
Residential mortgage-backed	1,195.5	92.3	37.4	26.5	393	54
Commercial mortgage-backed	53.1	2.0	3.7	0.3	10	1
Other asset-backed	511.5	76.3	34.4	18.8	93	16
Total	$6,546.2	$275.6	$191.9	$76.9	811	79

December 31, 2012
U.S. Treasuries	$453.0	$—	$1.8	$—	3	—
U.S. corporate, state and municipalities	1,688.5	41.4	33.1	15.7	109	3
Foreign	684.9	109.3	24.1	35.2	50	14
Residential mortgage-backed	938.3	144.8	42.5	44.2	343	77
Commercial mortgage-backed	85.9	1.9	5.6	0.5	19	1
Other asset-backed	607.4	169.0	43.5	46.5	88	30
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$374.2	$103.9	$26.0	$27.3
Non-agency RMBS 90% - 100%	106.6	15.2	8.9	5.1
Non-agency RMBS 80% - 90%	91.3	23.3	8.7	5.1
Non-agency RMBS < 80%	306.5	12.6	14.7	3.9
Agency RMBS	737.4	11.2	12.3	3.3
Other ABS (Non-RMBS)	91.1	2.3	1.3	0.5
Total RMBS and Other ABS	$1,707.1	$168.5	$71.9	$45.2

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$607.2	$86.4	$43.7	$20.5
Non-agency RMBS 5% - 10%	94.9	2.2	3.1	0.6
Non-agency RMBS 0% - 5%	103.7	5.2	5.0	2.3
Non-agency RMBS 0%	72.8	61.2	6.5	18.0
Agency RMBS	737.4	11.2	12.3	3.3
Other ABS (Non-RMBS)	91.1	2.3	1.3	0.5
Total RMBS and Other ABS	$1,707.1	$168.5	$71.9	$45.2

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2013	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$780.5	$22.7	$13.1	$6.3
Floating Rate	926.6	145.8	58.8	38.9
Total	$1,707.1	$168.5	$71.9	$45.2
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2012	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$562.3	$203.8	$39.5	$58.0
Non-agency RMBS 90% - 100%	134.2	35.2	12.8	10.7
Non-agency RMBS 80% - 90%	78.9	46.9	7.5	12.1
Non-agency RMBS < 80%	288.9	17.5	14.0	5.5
Agency RMBS	398.0	8.1	11.0	3.8
Other ABS (Non-RMBS)	83.4	2.3	1.2	0.6
Total RMBS and Other ABS	$1,545.7	$313.8	$86.0	$90.7

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2012	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$706.8	$187.1	$53.8	$51.2
Non-agency RMBS 5% - 10%	187.6	2.2	6.8	0.7
Non-agency RMBS 0% - 5%	89.4	12.3	7.6	4.2
Non-agency RMBS 0%	80.5	101.8	5.6	30.2
Agency RMBS	398.0	8.1	11.0	3.8
Other ABS (Non-RMBS)	83.4	2.3	1.2	0.6
Total RMBS and Other ABS	$1,545.7	$313.8	$86.0	$90.7

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2012	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$669.4	$33.3	$14.2	$10.2
Floating Rate	876.3	280.5	71.8	80.5
Total	$1,545.7	$313.8	$86.0	$90.7
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

All investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS), and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings by NAIC designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in the Company's portfolio are generally rated by external rating agencies and, if not externally rated, are rated by the Company on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

Subprime and Alt-A Mortgage Exposure

The Company does not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. The Company defines Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

The Company's exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the Fixed Maturities and Equity Securities section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $836.9 and $52.1, respectively, representing 1.1% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $967.3 and $89.1, respectively, representing 1.3% of total fixed maturities, including securities pledged, based on fair value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	60.0%	AAA	0.4%	2007	29.1%
	2	6.5%	AA	1.0%	2006	32.5%
	3	22.9%	A	5.8%	2005 and prior	38.4%
	4	9.5%	BBB	6.0%		100.0%
	5	0.8%	BB and below	86.8%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of March 31, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $402.0 and $31.3, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $411.3 and $47.9, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	42.4%	AAA	0.1%	2007	20.8%
	2	11.4%	AA	0.5%	2006	26.0%
	3	23.2%	A	2.0%	2005 and prior	53.2%
	4	18.7%	BBB	3.4%		100.0%
	5	3.6%	BB and below	94.0%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%
Commercial Mortgage-backed and Other Asset-backed Securities

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s CMBS totaled $4.8 billion and $4.9 billion, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $4.0 and $6.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	98.1%	AAA	37.0%	2008	0.2%
	2	1.5%	AA	16.5%	2007	37.6%
	3	0.3%	A	11.6%	2006	30.7%
	4	0.1%	BBB	18.0%	2005 and prior	31.5%
	5	—%	BB and below	16.9%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of March 31, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $1.4 billion and $1.6 billion, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $1.9 and $1.8, respectively.

As of March 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 41.4%, 3.8% and 33.0%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	98.3%	AAA	92.2%	2013	1.9%
	2	0.9%	AA	2.0%	2012	22.7%
	3	0.1%	A	4.1%	2011	12.7%
	4	—%	BBB	0.9%	2010	5.7%
	5	—%	BB and below	0.8%	2009	2.1%
	6	0.7%		100.0%	2008	6.0%
		100.0%			2007 and prior	48.9%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013, the Company had no private placement troubled debt restructurings and no commercial mortgage loan troubled debt restructurings. As of December 31, 2012, the Company had one private placement troubled debt restructuring with a pre-modification carrying value of $1.2, which was written down to zero and no commercial mortgage loan troubled debt restructurings.

As of March 31, 2013 and December 31, 2012, the Company had no commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2013	December 31, 2012
Commercial mortgage loans	$8,953.3	$8,666.2
Collective valuation allowance	(3.9)	(3.9)
Total net commercial mortgage loans	$8,949.4	$8,662.3

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
Collective valuation allowance for losses, beginning of period	$3.9	$4.4
Addition to (reduction of) allowance for losses	—	(0.5)
Collective valuation allowance for losses, end of period	$3.9	$3.9

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2013	December 31, 2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	16.8	16.8
Subtotal	16.8	16.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$16.8	$16.8
Unpaid principal balance of impaired loans	$31.9	$31.9

The following table presents information on restructured loans, loans 90 days or more past due and loans in foreclosure as of the dates indicated:

	March 31, 2013	December 31, 2012
Troubled debt restructured loans(1)	$—	$—
Loans 90 days or more past due, interest no longer accruing, at amortized cost(1)	—	—
Loans in foreclosure, at amortized cost(1)	9.0	9.0
Unpaid principal balance of loans 90 days or more past due, interest no longer accruing	—	—
(1) Amounts included in Troubled debt restructured loans, Loans 90 days or more past due and Loans in foreclosure, which were also impaired, are included in the Impaired loans, average investment during the period as shown in the table below.

There were four mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2013 and December 31, 2012 with a total amortized cost of $9.0. There were no other loans in arrears with respect to principal and interest as of March 31, 2013 and December 31, 2012.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Impaired loans, average investment during period (book value)	$16.9	$44.6
Interest income recognized on impaired loans, on an accrual basis	0.2	0.4
Interest income recognized on impaired loans, on a cash basis	0.2	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.4

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,913.7	$1,987.9
50% - 60%	2,437.7	2,425.2
60% - 70%	4,136.2	3,736.1
70% - 80%	431.3	481.7
80% and above	34.4	35.3
Total Commercial mortgage loans	$8,953.3	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,114.6	$5,953.7
1.25x - 1.5x	1,454.0	1,336.3
1.0x - 1.25x	1,016.8	992.7
Less than 1.0x	359.0	374.6
Commercial mortgage loans secured by land or construction loans	8.9	8.9
Total Commercial mortgage loans	$8,953.3	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,025.5	22.7%	$1,973.9	22.8%
South Atlantic	1,725.9	19.3%	1,687.6	19.4%
Middle Atlantic	1,000.5	11.2%	1,059.5	12.2%
East North Central	1,020.1	11.4%	962.8	11.1%
West South Central	1,301.6	14.5%	1,176.3	13.6%
Mountain	800.9	8.9%	718.2	8.3%
West North Central	535.0	6.0%	537.5	6.2%
New England	334.8	3.7%	334.6	3.9%
East South Central	209.0	2.3%	215.8	2.5%
Total Commercial mortgage loans	$8,953.3	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	March 31, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$3,385.2	37.7%	$3,361.5	38.8%
Retail	2,609.9	29.2%	2,350.2	27.1%
Office	1,243.3	13.9%	1,284.7	14.8%
Apartments	935.8	10.5%	952.1	11.0%
Hotel/Motel	324.1	3.6%	280.6	3.2%
Mixed Use	101.1	1.1%	74.0	0.9%
Other	353.9	4.0%	363.1	4.2%
Total Commercial mortgage loans	$8,953.3	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$580.8	$—
2012	1,797.0	1,821.0
2011	1,915.5	1,940.8
2010	418.7	429.9
2009	174.5	175.1
2008	670.8	725.1
2007 and prior	3,396.0	3,574.3
Total Commercial mortgage loans	$8,953.3	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities and equity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.8	2
Residential mortgage-backed	3.6	74	3.3	62
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed (2)	7.3	2	0.7	3
Total	$11.0	78	$6.9	69
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

The above tables include $3.6 and $3.8 of write-downs related to credit impairments for the three months ended March 31, 2013 and 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $7.4 and $3.1 and in write-downs for the three months ended March 31, 2013 and 2012, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.8	2
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$7.4	4	$3.1	5
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

The fair value of fixed maturities with OTTI as of March 31, 2013 and December 31, 2012 was $8.2 billion and $9.0 billion, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$114.7	$133.9
Additional credit impairments:
On securities not previously impaired	0.2	0.1
On securities previously impaired	3.0	3.3
Reductions:
Securities sold, matured, prepaid or paid down	(5.5)	(6.8)
Balance at March 31	$112.4	$130.5

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Fixed maturities	$1,012.6	$1,084.1
Equity securities, available-for-sale	2.6	3.2
Mortgage loans on real estate	118.2	123.7
Policy loans	29.9	30.7
Short-term investments and cash equivalents	0.9	0.8
Other	35.9	35.7
Gross investment income	1,200.1	1,278.2
Less: Investment expenses	1.4	0.8
Net investment income	$1,198.7	$1,277.4

As of March 31, 2013 and December 31, 2012, the Company had $0.2 and $0.3, respectively, of investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$9.4	$128.3
Fixed maturities, at fair value option	(107.6)	(125.1)
Equity securities, available-for-sale	0.2	2.6
Derivatives	(1,099.7)	(1,668.4)
Embedded derivative - fixed maturities	(23.3)	(16.2)
Embedded derivative - product guarantees	346.3	430.1
Other investments	(0.1)	(1.2)
Net realized capital gains (losses)	$(874.8)	$(1,249.9)
After-tax net realized capital gains (losses)	$(568.7)	$(874.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Proceeds on sales	$3,212.7	$4,252.7
Gross gains	42.0	142.0
Gross losses	14.4	10.1

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate caps: The Company uses interest rate cap contracts to hedge the interest rate exposure arising from duration mismatches between assets and liabilities. Interest rate caps are also used to hedge interest rate exposure if rates rise above a specified level. Such increases in rates will require the Company to incur additional expenses. The future payout from the interest rate caps fund this increased exposure. The Company pays an upfront premium to purchase these caps. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

Interest rate swaps: Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and/or liabilities. Interest rate swaps are also used to hedge the interest rate risk associated with the value of assets it owns or in an anticipation of acquiring them. Using interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest payments, calculated by reference to an agreed upon notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made to/from the counterparty at each due date. The Company utilizes these contracts in qualifying hedging relationships as well as non-qualifying hedging relationships.

Foreign exchange swaps: The Company uses foreign exchange or currency swaps to reduce the risk of change in the value, yield or cash flows associated with certain foreign denominated invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows against U.S. dollar cash flows at regular periods, typically quarterly or semi-annually. The Company utilizes these contracts in non-qualifying hedging relationships.

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are invested in certain indices. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the LIBOR rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

Currency forwards: The Company uses currency forward contracts to hedge policyholder liabilities associated with the variable annuity contracts which are linked to foreign indices. The currency fluctuations may result in a decrease in account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company utilizes these contracts in non-qualifying hedging relationships.

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margin with the exchange on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

Swaptions: A swaption is an option to enter into a swap with a forward starting effective date. The Company uses swaptions to hedge the interest rate exposure associated with the minimum crediting rate and book value guarantees embedded in the retirement products that the Company offers. Increases in interest rates will generate losses on assets that are backing such liabilities. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. Swaptions are also used to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increases may result in increased payments to contract holders of FIA contracts and the interest rate swaptions offset this increased exposure. The Company pays a premium when it purchases the swaption. The Company utilizes these contracts in non-qualifying hedging relationships.

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed living benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

Variance swaps: The Company uses variance swaps to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits. An increase in the equity volatility results in a higher valuations of such liabilities. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Managed custody guarantees ("MCG"): The Company issues certain credited rate guarantees on externally managed variable bond funds that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits or Funds held under reinsurance agreements, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Policyholder benefits in the Condensed Consolidated Statements of Operations.

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk, and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$937.5	$188.0	$—	$1,000.0	$215.4	$—
Fair value hedges:
Interest rate contracts	1,282.9	—	187.0	291.1	—	16.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	70,679.3	1,700.6	1,314.3	69,719.2	1,981.1	1,545.0
Foreign exchange contracts	1,811.9	16.1	84.8	1,985.8	11.3	95.0
Equity contracts	13,935.1	127.2	53.5	14,890.4	103.4	235.1
Credit contracts	3,086.0	45.1	31.0	3,106.0	63.3	52.7
Managed custody guarantees	N/A	—	—	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	204.1	—	N/A	227.4	—
Within annuity products	N/A	—	3,268.3	N/A	—	3,571.7
Within reinsurance agreements	N/A	—	154.8	N/A	—	169.5
Total		$2,281.1	$5,093.7		$2,601.9	$5,685.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) As of March 31, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $6.5 billion, $52.9 and $10.5, respectively. As of December 31, 2012, includes a notional amount, asset fair value and liability fair value for interest rate caps of $4.5 billion, $17.7 and $0.6, respectively.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of derivatives eligible for offset were as follows as of the dates indicated:

	March 31, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$3,086.0	$45.1	$31.0
Equity contracts	3,927.1	124.8	23.0
Foreign exchange contracts	1,811.9	16.1	84.8
Interest rate contracts	72,899.7	1,888.6	1,501.3
		$2,074.6	$1,640.1

Counterparty netting(1)		$(1,088.4)	$(1,088.4)
Cash collateral netting(2)		(579.9)	(62.3)
Securities collateral netting(2)		(163.2)	(383.8)
Net receivables/payables		$243.1	$105.6
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$3,106.0	$63.3	$52.7
Equity contracts	3,967.0	79.1	19.1
Foreign exchange contracts	1,985.8	11.3	95.0
Interest rate contracts	71,010.3	2,196.5	1,561.4
		$2,350.2	$1,728.2

Counterparty netting(1)		$(1,126.9)	$(1,126.9)
Cash collateral netting(2)		(943.4)	(85.7)
Securities collateral netting(2)		(68.6)	(395.6)
Net receivables/payables		$211.3	$120.0
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company’s Over-The-Counter Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2013, the Company held $521.3 of net cash collateral related to derivative contracts. As of March 31, 2013, the Company delivered $24.2 and $11.8 of cash collateral related to derivative contracts and credit facilities, respectively. As of December 31, 2012, the Company held $890.3 of net cash collateral related to derivative contracts. As of December 31, 2012, the Company delivered $32.8 and $11.8 of cash collateral related to derivative contracts and credit facilities, respectively. In

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

addition, as of March 31, 2013 and December 31, 2012, the Company delivered securities as collateral of $969.8 and $1.0 billion, respectively.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—
Fair value hedges:
Interest rate contracts	1.3	(1.4)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(256.0)	(445.5)
Foreign exchange contracts	87.1	(12.3)
Equity contracts	(939.1)	(1,228.8)
Credit contracts	6.9	19.6
Managed custody guarantees	—	1.0
Embedded derivatives:
Within fixed maturity investments(2)	(23.3)	(16.2)
Within annuity products(2)	346.3	429.1
Within reinsurance agreements(3)	14.7	1.0
Total	$(762.0)	$(1,253.5)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

As of March 31, 2013, the fair values of credit default swaps of $45.1 and $31.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair values of credit default swaps of $63.3 and $52.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the maximum potential future net exposure to the Company was $1.1 billion, net of purchased protection of $1.0 billion on credit default swaps.

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements included in the Company's Prospectus. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$5,039.3	$718.2	$—	$5,757.5
U.S. government agencies and authorities	—	709.5	—	709.5
U.S. corporate, state and municipalities	—	37,520.9	556.8	38,077.7
Foreign(1)	—	16,002.7	107.3	16,110.0
Residential mortgage-backed securities	—	7,264.6	88.3	7,352.9
Commercial mortgage-backed securities	—	4,813.2	—	4,813.2
Other asset-backed securities	—	2,151.7	100.9	2,252.6
Total fixed maturities, including securities pledged	5,039.3	69,180.8	853.3	75,073.4
Equity securities, available-for-sale	217.4	5.5	59.4	282.3
Derivatives:
Interest rate contracts	5.5	1,883.1	—	1,888.6
Foreign exchange contracts	—	16.1	—	16.1
Equity contracts	2.4	59.3	65.5	127.2
Credit contracts	—	14.1	31.0	45.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6,602.0	41.3	—	6,643.3
Assets held in separate accounts	97,454.5	5,641.6	2.2	103,098.3
Total assets	$109,321.1	$76,841.8	$1,011.4	$187,174.3
Percentage of Level to total	58.4%	41.1%	0.5%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,561.7	$1,561.7
GMAB/GMWB/GMWBL(2)	—	—	1,628.6	1,628.6
Stabilizer and MCGs	—	—	78.0	78.0
Other derivatives:
Interest rate contracts	—	1,501.3	—	1,501.3
Foreign exchange contracts	—	84.8	—	84.8
Equity contracts	30.5	23.0	—	53.5
Credit contracts	—	—	31.0	31.0
Embedded derivative on reinsurance	—	154.8	—	154.8
Total liabilities	$30.5	$1,763.9	$3,299.3	$5,093.7
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$5,220.5	$663.2	$—	$5,883.7
U.S. government agencies and authorities	—	724.2	—	724.2
U.S. corporate, state and municipalities	—	36,992.5	524.2	37,516.7
Foreign(1)	—	15,880.3	104.2	15,984.5
Residential mortgage-backed securities	—	7,592.9	74.1	7,667.0
Commercial mortgage-backed securities	—	4,946.4	—	4,946.4
Other asset-backed securities	—	2,449.4	115.2	2,564.6
Total fixed maturities, including securities pledged	5,220.5	69,248.9	817.7	75,287.1
Equity securities, available-for-sale	264.2	20.1	55.8	340.1
Derivatives:
Interest rate contracts	—	2,196.5	—	2,196.5
Foreign exchange contracts	—	11.3	—	11.3
Equity contracts	24.3	55.9	23.2	103.4
Credit contracts	—	10.9	52.4	63.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	8,365.4	76.6	—	8,442.0
Assets held in separate accounts	91,928.5	5,722.6	16.3	97,667.4
Total assets	$105,802.9	$77,342.8	$965.4	$184,111.1
Percentage of Level to total	57.5%	42.0%	0.5%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,434.3	$1,434.3
GMAB/GMWB/GMWBL	—	—	2,035.4	2,035.4
Stabilizer and MCGs	—	—	102.0	102.0
Other derivatives:
Interest rate contracts	1.6	1,559.8	—	1,561.4
Foreign exchange contracts	—	95.0	—	95.0
Equity contracts	216.0	19.1	—	235.1
Credit contracts	—	—	52.7	52.7
Embedded derivative on reinsurance	—	169.5	—	169.5
Total liabilities	$217.6	$1,843.4	$3,624.4	$5,685.4
(1) Primarily U.S. dollar denominated.

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement which is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of "exit price" and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third-party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2013 and 2012. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Level 3 Financial Instruments

The fair values of certain assets and liabilities are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (i.e., Level 3 as defined by ASC Topic 820), including but not limited to liquidity spreads for investments within markets deemed not currently active. These valuations, whether derived internally or obtained from a third-party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability. In addition, the Company has determined, for certain financial instruments, an active market is such a significant input to determine fair value that the presence of an inactive market may lead to classification in Level 3. In light of the methodologies employed to obtain the fair values of financial assets and liabilities classified as Level 3, additional information is presented below.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$524.2	$(0.1)	$2.2	$50.1	$—	$—	$(13.5)	$58.5	$(64.6)	$556.8	$(0.1)
Foreign	104.2	—	4.8	—	—	—	(1.7)	—	—	107.3	—
Residential mortgage-backed securities	74.1	(1.8)	—	16.0	—	—	(0.2)	0.2	—	88.3	(1.8)
Other asset-backed securities	115.2	5.9	(0.7)	—	—	—	(19.5)	0.3	(0.3)	100.9	3.7
Total fixed maturities including securities pledged	817.7	4.0	6.3	66.1	—	—	(34.9)	59.0	(64.9)	853.3	1.8
Equity securities, available-for-sale	55.8	(0.3)	1.8	2.0	—	(1.9)	—	51.8	(49.8)	59.4	—
Derivatives:
Product guarantees:
FIA(1)	(1,434.3)	(123.7)	—	—	(15.1)	—	11.4	—	—	(1,561.7)	—
GMAB/GMWB/GMWBL(1)	(2,035.4)	444.5	—	—	(37.8)	—	0.1	—	—	(1,628.6)	—
Stabilizer and MCGs(1)	(102.0)	25.5	—	(1.5)	—	—	—	—	—	(78.0)	—
Other derivatives, net	22.9	44.7	—	6.3	—	—	(8.4)	—	—	65.5	37.6
Assets held in separate accounts(4)	16.3	—	—	0.2	—	(6.6)	—	2.2	(9.9)	2.2	—
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(2) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income for the Company.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2012:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$520.6	$—	$0.8	$0.5	$—	$—	$(22.3)	$70.7	$—	$570.3	$—
Foreign	160.6	1.8	(0.6)	—	—	(11.2)	(1.8)	—	(78.8)	70.0	—
Residential mortgage-backed securities	186.6	(1.8)	1.3	—	—	—	(1.2)	—	(91.7)	93.2	(0.3)
Other asset-backed securities	104.5	5.2	2.8	—	—	(4.5)	(0.4)	—	—	107.6	5.3
Total fixed maturities including securities pledged	972.3	5.2	4.3	0.5	—	(15.7)	(25.7)	70.7	(170.5)	841.1	5.0
Equity securities, available-for-sale	67.6	—	(0.3)	5.0	—	(5.6)	—	—	—	66.7	(0.3)
Derivatives:
Product guarantees:
FIA(1)	(1,304.9)	(188.6)	—	—	(28.6)	—	29.9	—	—	(1,492.2)	—
GMAB/GMWB/GMWBL(1)	(2,272.2)	468.1	—	—	(38.0)	—	0.1	—	—	(1,842.0)	—
Stabilizer and MCGs(1)	(221.0)	150.6	—	(1.6)	—	—	—	—	—	(72.0)	—
Other derivatives, net	(24.8)	11.3	—	5.8	—	—	43.1	—	(5.4)	30.0	15.6
Assets held in separate accounts(4)	16.1	0.3	—	14.8	—	(8.3)	—	0.2	—	23.1	0.4
(1) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(2) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(3) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income for the Company.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2013 and 2012, the transfers in and out of Level 3 for fixed maturities and separate accounts as well as equity securities for the three months ended March 31, 2013, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts were valued using observable inputs, and such options and swap contracts were transferred from Level 3 to Level 2 for the three months ended March 31, 2012.

Significant Unobservable Inputs

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its annuity product guarantees is presented in the following sections and table.

The Company's Level 3 fair value measurements of its fixed maturities, equity securities available-for-sale and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis. The Company performs a review of broker quotes by performing a monthly price variance comparison and back tests broker quotes to recent trade prices.

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and lapses. Such inputs are monitored quarterly.

The significant unobservable inputs used in the fair value measurement of the Stabilizer embedded derivatives and MCG derivative are interest rate implied volatility, nonperformance risk, lapses and policyholder deposits. Such inputs are monitored quarterly.

Following is a description of selected inputs:

Equity / Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices for GMAB, GMWB and GMWBL fair value measurements and swap rates for the Stabilizer and MCG fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: Integrated interest rate and equity scenarios are used in GMAB, GMWB and GMWBL fair value measurements to better reflect market interest rates and interest rate volatility correlations between equity and fixed income fund groups and between equity fund groups and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with our product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee and the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2013:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		-		-
Interest rate implied volatility	-		-		-		0% to 3.3%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		-		-
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		-		-
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		-		-
Nonperformance risk	0.01% to 1.3%		0.01% to 1.3%		0.01% to 1.3%		0.01% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	-		-		-
Partial Withdrawals	0% to 10%		0% to 10%		-		-
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	-		-		-		0% to 60%	(4)
Mortality	-	(6)	-	(6)	-		-

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.0	$0.8	$3.8	5.5
60-69	6.3	1.3	7.6	1.8
70+	4.1	0.6	4.7	0.1
	$13.4	$2.7	$16.1	2.6

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2013 (account value amounts are in $ billions).

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.08% to 8.2%	$7.0	0.08% to 5.8%
	Out of the Money	—	0.41% to 12%	2.2	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	2.4% to 22%	6.5	1.5% to 17%
	Out of the Money	0.1	12% to 31%	1.2	3.2% to 32%
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(4)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(5)	Measured as a percentage of assets under management or assets under administration.

(6)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	—		—		—		0% to 4.0%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—		—
Nonperformance risk	0.10% to 1.3%		0.10% to 1.3%		0.10% to 1.3%		0.10% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.5	$0.3	$3.8	5.5
60-69	7.0	0.4	7.4	1.9
70+	4.3	0.1	4.4	0.2
	$14.8	$0.8	$15.6	2.8

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions).

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.08% to 8.2%	8.8	0.08% to 5.8%
	Out of the Money	—	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	—	2.4% to 22%	6.2	1.5% to 17%
	Out of the Money	0.1	12% to 31%	0.6	3.2% to 32%
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(4)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(5)	Measured as a percentage of assets under management or assets under administration.

(6)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

Changes in fund correlations may increase or decrease the fair value depending on the direction of the movement and the mix of funds. Changes in partial withdrawals may increase or decrease the fair value depending on the timing and magnitude of withdrawals.

Generally, the following will cause an increase (decrease) in the FIA embedded derivative fair value liability:

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company notes the following interrelationships:

•
Higher long-term equity implied volatility is often correlated with lower equity returns, which will result in higher in-the-moneyness, which in turn, results in lower lapses due to the dynamic lapse component reducing the lapses. This increases the projected number of policies that are available to use the GMWBL benefit and may also increase the fair value of the GMWBL.

•	Generally, an increase (decrease) in benefit utilization will decrease (increase) lapses for GMWB and GMWBL.

•	Generally, an increase (decrease) in interest rate volatility will increase (decrease) lapses of Stabilizer and MCG contracts due to dynamic participant behavior.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$75,073.4	$75,073.4	$75,287.1	$75,287.1
Equity securities, available-for-sale	282.3	282.3	340.1	340.1
Mortgage loans on real estate	8,949.4	9,215.2	8,662.3	8,954.8
Policy loans	2,204.4	2,204.4	2,200.3	2,200.3
Limited partnerships/corporations	468.5	468.5	465.1	465.1
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	6,643.3	6,643.3	8,442.0	8,442.0
Derivatives	2,077.0	2,077.0	2,374.5	2,374.5
Other investments	166.7	173.5	167.0	173.7
Assets held in separate accounts	103,098.3	103,098.3	97,667.4	97,667.4
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,798.5	55,996.7	50,133.7	56,851.0
Funding agreements with fixed maturities and guaranteed investment contracts	3,924.5	3,826.2	3,784.0	3,671.0
Supplementary contracts, immediate annuities and other	3,131.4	3,473.5	3,109.2	3,482.3
Derivatives:
Annuity product guarantees:
FIA	1,561.7	1,561.7	1,434.3	1,434.3
GMAB / GMWB / GMWBL	1,628.6	1,628.6	2,035.4	2,035.4
Stabilizer and MCGs	78.0	78.0	102.0	102.0
Other derivatives	1,670.6	1,670.6	1,944.2	1,944.2
Short-term debt	321.2	323.6	1,064.6	1,070.6
Long-term debt	3,440.8	3,677.2	3,171.1	3,386.2
Embedded derivatives on reinsurance	154.8	154.8	169.5	169.5
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Annuity product guarantees section of the table above.

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Condensed Consolidated Balance Sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates, in many cases, could not be realized in immediate settlement of the instrument.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the following financial instruments, which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Mortgage loans on real estate: The fair values for mortgage loans on real estate are estimated on a monthly basis using discounted cash flow analyses and rates currently being offered in the marketplace for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. Mortgage loans on real estate are classified as Level 3.

Policy loans: The fair value of policy loans approximates to the carrying value of the loans. Policy loans are collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

Limited partnerships/corporations: The fair value for these investments, primarily private equity fund of funds and hedge funds, is based on actual or estimated Net Asset Value ("NAV") information, as provided by the investee and are classified as Level 3.

Other investments: Federal Home Loan Bank ("FHLB") stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

Investment contract liabilities:

Funding agreements without a fixed maturity and deferred annuities: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Funding agreements with a fixed maturity and guaranteed investment contracts: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, which are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

Supplementary contracts and immediate annuities: Fair value is estimated as the mean present value of the single deterministically modeled cash flows associated with the contract liabilities discounted using stochastically evolving short risk-free rates in the scenarios plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Short-term debt and Long-term debt: Estimated fair value of the Company’s short-term and long-term debt is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk. Short-term debt is classified as Level 1 and Level 2 and long-term debt is classified as Level 2.

Fair value estimates are made at a specific point in time, based on available market information and judgments about various financial instruments, such as estimates of timing and amounts of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized capital gains (losses). In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instruments. In evaluating the Company’s management of interest rate, price and liquidity risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	104.5	3.3	107.8
Amortization:
Amortization	(174.8)	(36.6)	(211.4)
Interest accrued(1)	58.4	22.5	80.9
Net amortization included in Condensed Consolidated Statements of Operations	(116.4)	(14.1)	(130.5)
Change in unrealized capital gains/losses on available-for-sale securities	262.0	124.0	386.0
Balance at March 31, 2013	$3,471.7	$547.9	$4,019.6

	DAC	VOBA	Total
Balance at January 1, 2012	$3,666.9	$685.4	$4,352.3
Deferrals of commissions and expenses	154.3	4.8	159.1
Amortization:
Amortization	(188.4)	(67.0)	(255.4)
Interest accrued(1)	58.4	23.3	81.7
Net amortization included in Condensed Consolidated Statements of Operations	(130.0)	(43.7)	(173.7)
Change in unrealized capital gains/losses on available-for-sale securities	12.6	19.2	31.8
Balance at March 31, 2012	$3,703.8	$665.7	$4,369.5
(1) Interest accrued at the following rates for DAC: 1.7% to 7.4% during 2013 and 1.5% to 8.0% during 2012. Interest accrued at the following rates for VOBA: 2.0% to 7.5% during 2013 and 2.0% to 7.4% during 2012.

6.     Shareholder's Equity and Dividend Restrictions

Common Stock

The Company did not have any shares issued or acquired for the three months ended March 31, 2013 and 2012.

Dividend Restrictions

The states in which the insurance subsidiaries of ING U.S., Inc. are domiciled impose certain restrictions on the subsidiaries' ability to pay dividends to their parent. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

Under the insurance laws applicable to ING U.S., Inc.'s insurance subsidiaries domiciled in Connecticut, Colorado, Indiana, Iowa and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York's statutory definition of "extraordinary" dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (i) 10% of policyholder's surplus for the twelve-month period ending the preceding December 31, or (ii)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the insurer's net gain from operations for the twelve-month period ending the preceding December 31, not including realized capital gains. In addition, under the insurance laws of Connecticut, Colorado, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval.

Dividend Payment

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, ING U.S., Inc.'s insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to ING U.S., Inc. or Lion Connecticut Holdings Inc. (“Lion Holdings”), a wholly owned subsidiary of ING U.S., Inc., in the aggregate amount of $1.434 billion, contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013. See the Subsequent Events Note to these Condensed Consolidated Financial Statements.

Reclassification of Statutory Negative Unassigned Funds

On May 8, 2013, insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and will be reflected in their second quarter statutory financial statements. See the Subsequent Events Note to these Condensed Consolidated Financial Statements.

7.    Accumulated Other Comprehensive Income

Shareholder’s equity included the following components of AOCI as of the dates indicated:

	March 31,
	2013	2012
Fixed maturities, net of OTTI	$7,067.2	$5,489.5
Equity securities, available-for-sale	35.8	44.5
Derivatives	201.5	145.7
DAC/VOBA adjustment on available-for-sale securities	(2,397.6)	(2,170.5)
Sales inducements adjustment on available-for-sale securities	(119.0)	(95.3)
Other	(28.8)	(40.0)
Unrealized capital gains (losses), before tax	4,759.1	3,373.9
Deferred income tax asset (liability)	(1,363.4)	(857.7)
Net unrealized capital gains (losses)	3,395.7	2,516.2
Pension and other postretirement benefits liability, net of tax	57.1	70.8
AOCI	$3,452.8	$2,587.0

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(792.1)		$274.4	$(517.7)
Equity securities	(6.3)		2.2	(4.1)
Other	11.6		(4.1)	7.5
OTTI	10.9		(3.8)	7.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(14.6)		5.1	(9.5)
DAC/VOBA	386.0	(1)	(135.1)	250.9
Sales inducements	28.4		(9.9)	18.5
Change in unrealized gains/losses on available-for-sale securities	(376.1)		128.8	(247.3)

Derivatives:
Derivatives	(12.7)	(2)	4.5	(8.2)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.2)		0.1	(0.1)
Change in unrealized gains/losses on derivatives	(12.9)		4.6	(8.3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)	(3)	1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$(392.5)		$134.6	$(257.9)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) See the Employee Benefits Obligations Note to these Condensed Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$59.5		$14.6	(4)	$74.1
Equity securities	11.3		(4.0)		7.3
Other	(6.8)		2.4		(4.4)
OTTI	12.8		(4.5)		8.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(129.6)		45.4		(84.2)
DAC/VOBA	31.8	(1)	(11.1)		20.7
Sales inducements	(15.0)		5.2		(9.8)
Change in unrealized gains/losses on available-for-sale securities	(36.0)		48.0		12.0

Derivatives:
Derivatives	(26.9)	(2)	9.4		(17.5)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	(26.9)		9.4		(17.5)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.8)	(3)	1.3		(2.5)
Change in pension and other postretirement benefits liability	(3.8)		1.3		(2.5)
Change in Other comprehensive income (loss)	$(66.7)		$58.7		$(8.0)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(3) See the Employee Benefits Obligations Note to these Condensed Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $33.0 release of valuation allowance. See Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Income (loss) before income taxes	$(214.3)	$(512.9)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(75.0)	(179.5)
Tax effect of:
Valuation allowance	104.2	217.2
Dividend received deduction	(21.9)	(18.6)
Audit settlement	(2.1)	(0.6)
State tax expense (benefit)	4.1	(17.3)
Noncontrolling interest	4.7	5.5
Tax credits	(4.6)	(3.8)
Non-deductible expenses	4.3	4.4
Other	(2.5)	0.6
Income tax expense (benefit)	$11.2	$7.9

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2013 and December 31, 2012, the Company had valuation allowances of $3.4 billion and $3.3 billion, respectively, that was allocated to continuing operations and $(288.5) as of the end of each period that was allocated to other comprehensive income related to realized and unrealized capital losses.

For the three months ended March 31, 2013 and 2012, the total increases (decreases) in the valuation allowance were $104.2 and $184.2, respectively. For the quarters ended March 31, 2013 and 2012, there were increases of $104.2 and $217.2, respectively, in the valuation allowance that were allocated to continuing operations and (decreases) of $0.0 and $(33.0) that were allocated to Other comprehensive income.

Tax Regulatory Matters

Recently, the IRS completed its examination of the Company's returns through tax year 2011. The 2011 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS for tax years 2012 and 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 and 2013. The Company is also under examination by various state agencies.

The Company does not expect any material changes to the unrecognized tax benefits within the next year.

9.    Employee Benefit Arrangements

Pension, Other Postretirement Benefit Plans and Other Benefit Plans

ING U.S., Inc.'s subsidiaries maintain both qualified and non-qualified defined benefit pension plans (the “Plans”). The qualified plans generally cover all employees. The non-qualified plans cover certain employees and sales representatives who meet specified eligibility requirements. Prior to January 2012, certain participants earned benefits under a final average pension formula using compensation and length of service to determine the accrued pension benefit. Effective January 1, 2012, all participants earned benefits under a cash balance pension formula that provides a benefit credit equal to 4% of eligible compensation of the participant.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In addition to providing qualified retirement benefit plans, the Company provides certain supplemental retirement benefits to eligible employees, non-qualified pension plans for insurance sales representatives who have entered into a career agent agreement and certain other individuals. These plans are non-qualified defined benefit plans which means all benefits are payable from the general assets of the sponsoring company. The Company also offers deferred compensation plans for eligible employees, eligible career agents and certain other individuals who meet the eligibility criteria.

ING U.S., Inc.'s subsidiaries also provide other post-employment and post-retirement employee benefits to certain employees. These are primarily post-retirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees.

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2012	2013	2012
	Pension Plans		Other Postretirement Benefits
Net Periodic (Benefit) Costs:
Service cost	$11.3	$9.8	$—	$—
Interest cost	22.1	22.5	0.4	0.3
Expected return on plan assets	(25.3)	(22.5)	—	—
Amortization of prior service cost (credit)	(2.6)	(3.0)	(0.9)	(0.8)
Net periodic (benefit) costs	$5.5	$6.8	$(0.5)	$(0.5)

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the ING Americas Savings Plan and ESOP ("The Savings Plan"). Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax and/or after-tax basis, subject to IRS limits. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a 4 year graded vesting schedule.

10.    Financing Agreements

Short-term Debt

The following table summarizes the Company’s short-term debt including the weighted average interest rate on short-term borrowings outstanding as of the dates indicated:

			Weighted Average Rate
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial paper	$4.0	$192.0	1.10%	1.22%
Current portion of long-term debt(1)	317.2	872.6	4.19%	2.42%
Total	$321.2	$1,064.6
(1) See "Affiliated Financing Agreements" in the Related Party Transactions Note to these Condensed Consolidated Financial Statements.

Commercial Paper

The Company has a commercial paper program with an authorized capacity of $3.0 billion, which is guaranteed by ING V. The Company pays ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. The Company’s commercial paper borrowings have generally been used to fund the working capital needs of the Company’s subsidiaries and provide short-term liquidity.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Guaranteed Debt

The following amounts guaranteed by ING Group or ING V are included with the Company’s debt obligations as of the dates indicated:

	March 31, 2013	December 31, 2012
Commercial paper	$4.0	$192.0
Lion Connecticut Holdings Inc. debentures(1)	637.2	636.9
Total	$641.2	$828.9
(1) ING Group is guarantor to outstanding legacy debt securities originally issued by Aetna Services, Inc. (formerly Aetna Life and Casualty).

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of the dates indicated:

	Maturity	March 31, 2013	December 31, 2012
2.20% Syndicated Bank Term Loan, due 2014(1)	04/20/2014	$425.0	$1,350.0
6.75% Lion Connecticut Holdings Inc. debentures, due 2013(2)	09/15/2013	138.5	138.3
7.25% Lion Connecticut Holdings Inc. debentures, due 2023(2)	08/15/2023	158.2	158.1
7.63% Lion Connecticut Holdings Inc. debentures, due 2026(2)	08/15/2026	231.9	231.9
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.9	13.9
6.97% Lion Connecticut Holdings Inc. debentures, due 2036(2)	08/15/2036	108.6	108.6
2.54% Lion Connecticut Holdings Inc. Floating Rate Note, due 2016	04/29/2016	500.0	500.0
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
0.96% Surplus Floating Rate Note	12/31/2037	—	359.3
0.93% Surplus Floating Rate Note(3)	06/30/2037	329.1	329.1
5.5% Senior Notes, due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes, due 2018	02/15/2018	998.3	—
Subtotal		3,758.0	4,043.7
Less: Current portion of long-term debt		317.2	872.6
Total		$3,440.8	$3,171.1
(1) On May 21, 2013, the outstanding loan balance was repaid.
(2) Guaranteed by ING Group.
(3) On April 19, 2013, the note was repaid.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

Unsecured senior debt which consists of senior notes, fixed rate notes and other notes with varying interest rates rank highest in priority, followed by subordinated debt which consists of junior subordinated debt securities. Payments of interest and principal on the Company's surplus notes, which are subordinate to all other obligations at the issuer operating insurance company level and senior to obligations issued at ING U.S., Inc., may be made only with the prior approval of the insurance department of the state of domicile.

On July 13, 2012, the Company issued $850.0 in 5.5% unsecured Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On February 11, 2013, the Company issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 in a private placement with registration rights (the “2018 Notes”). The 2022 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager and was paid $0.3 for its services.

Under the Registration Rights Agreements associated with the 2022 Notes and the 2018 Notes, the Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 365 days after the date of note issuance, or; if earlier, within 30 days after the effectiveness of any registration statement filed by the Company covering the IPO of the Company's equity securities. The registration statement will cover the offer to the holders of the notes to exchange the notes for new notes containing terms identical to the notes except for transfer restrictions.

During the three months ended March 31, 2013, the Company made payments totaling $850.0 on the Syndicated Bank Term Loan from the proceeds of the 2018 Notes.

Aetna Notes

ING Group guarantees various debentures of Lion Holdings that were assumed by Lion Holdings in connection with the Company's acquisition of Aetna's life insurance and related businesses in 2000 (the “Aetna Notes”). Concurrent with the completion of the Company's IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company's continuing relationship. The Company agreed in the shareholder agreement to reduce the aggregate outstanding principal amount of Aetna Notes to:

•	no more than $400.0 as of December 31, 2015;

•	no more than $300.0 as of December 31, 2016;

•	no more than $200.0 as of December 31, 2017;

•	no more than $100.0 as of December 31, 2018;

•	and zero as of December 31, 2019.

The reduction in principal amount of Aetna Notes can be accomplished, at the Company's option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent the Company posts collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; a letter of credit meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than the Company or its subsidiaries).

If the Company fails to reduce the outstanding principal amount of the Aetna Notes, the Company agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

Surplus Notes

On November 1, 2007 Whisperingwind II, LLC, an indirect wholly owned subsidiary of the Company, entered into a Variable Funding Surplus Note Purchase Agreement (the "WWII Purchase Agreement") with Structured Asset Repackaged Trust II, 2005-B (the "STARTS Trust"), a Delaware statutory business trust organized by HSBC Securities (USA), Inc. ("HSBC"), as part of an insurance securitization transaction. Under the WWII Purchase Agreement, Whisperingwind II is provided opportunity for issuance and sale, and for the STARTS Trust to purchase one or more floating rate variable funding surplus notes ("WWII Note"). On December 31, 2012, the Company executed a binding letter of intent with a third party reinsurer on behalf of RLI and Whisperingwind II, LLC, its indirect wholly owned subsidiary, to enter into a novation and recapture agreement related to an existing insurance securitization transaction. As a result, the carrying amount of the WWII Note of $359.3 was paid in full on January 3, 2013, and was cancelled.

On June 29, 2007, Whisperingwind III, LLC, an indirect wholly owned subsidiary of the Company, entered into a Variable Funding Surplus Note Purchase Agreement (the “WWIII Purchase Agreement”) with Structured Asset Repackaged Trust II, 2007-ING WWIII (the “WWIII STARTS Trust”), a Delaware statutory business trust organized by HSBC, as part of an insurance securitization transaction, supporting reserves ceded under a reinsurance agreement with an affiliate. Under the WWIII Purchase Agreement,

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Whisperingwind III is provided opportunity for issuance and sale, and for the WWIII STARTS Trust to purchase one or more floating rate variable funding surplus notes (the “WWIII Note”) up to an aggregate principal commitment amount of $498.8 with an available commitment period extending through June 30, 2037. Principal and interest repayments cannot be made without prior written approval (or written confirmation of non-disapproval) of the South Carolina Director of Insurance. In anticipation of receiving regulatory approval to redeem the WWIII Note, and upon the agreement of the ceding insurer, WWIII replaced the surplus note with LOCs totaling $305.0. Upon receiving regulatory approval, on April 19, 2013 WWIII executed a Redemption and Cancellation Agreement with WWIII STARTS Trust to redeem the WWIII Note in full. The carrying amount of the WWIII Note $329.1 was paid in full on April 19, 2013, and was cancelled.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of March 31, 2013, unsecured and uncommitted credit facilities totaled $3.4 billion, unsecured and committed credit facilities totaled $8.9 billion and secured facilities totaled $275.0. Of the aggregate $12.6 billion ($4.5 billion with ING Bank, N.V. ("ING Bank", an affiliate)) capacity available, the Company utilized $8.5 billion ($2.7 billion with ING Bank) in credit facilities outstanding as of March 31, 2013. Total fees associated with credit facilities for the three months ended March 31, 2013, and 2012 were $45.4 and $55.2, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of March 31, 2013:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
ING U.S., Inc.(1) (2)	Unsecured	Committed	4/20/2015	$3,500.0	$2,220.8	$1,279.2
ING U.S., Inc. / Security Life of Denver International Limited, Roaring River LLC(1)	Unsecured	Uncommitted	2/28/2013	1,605.0	15.0	—
Security Life of Denver International Limited(1)(3)	Unsecured	Uncommitted	12/31/2031	1,500.0	1,500.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	8/19/2021	750.0	750.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	11/9/2021	750.0	750.0	—
Security Life of Denver International Limited(1)	Unsecured	Committed	12/31/2013	825.0	825.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	500.0	500.0	—
ING U.S., Inc. / Security Life of Denver International Limited(1)	Unsecured	Uncommitted	6/30/2013	300.0	225.6	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
ING U.S., Inc.	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Unsecured	Committed	6/30/2022	1,151.2	488.0	663.2
ING U.S., Inc. / Roaring River II LLC	Unsecured	Committed	12/31/2019	995.0	485.0	510.0
Total				$12,628.3	$8,506.2	$2,452.4

Secured facilities				$275.0	$269.7	$—
Unsecured and uncommitted				3,407.1	1,742.7	—
Unsecured and committed				8,946.2	6,493.8	2,452.4
Total				$12,628.3	$8,506.2	$2,452.4

ING Bank				$4,480.0	$2,724.2	$91.4
(1) Refer to the Related Party Transactions Note to these Condensed Consolidated Financial Statements for information.
(2) On April 16, 2013, $305.0 of additional LOCs were issued to replace the WWIII Note which was cancelled.
(3) On May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated. See the Subsequent Events Note to these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Commitments and Contingencies

Commitments

Through the normal course of investment operations, the Company commits to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

As of March 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $801.6, of which $247.1 relates to consolidated investment entities. As of December 31, 2012, the Company had off balance sheet commitments to purchase investments equal to their fair value of $890.1, of which $254.9 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance companies insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $51.2 and $51.3 as of March 31, 2013 and December 31, 2012, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $20.9 as of March 31, 2013 and December 31, 2012 for future credits to premium taxes.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of the dates indicated:

	March 31, 2013	December 31, 2012
Fixed maturity collateral pledged to FHLB	$3,404.8	$3,400.9
FHLB restricted stock(1)	144.4	144.6
Other fixed maturities-state deposits	287.4	262.1
Securities pledged(2)	1,774.7	1,605.5
Total restricted assets	$5,611.3	$5,413.1
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $804.8 and $601.8 as of March 31, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2013 and December 31, 2012, the Company delivered securities as collateral of $969.8 and $1.0 billion, respectively, which was included in Securities pledged in the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral that backs funding agreements issued to the FHLB. As of March 31, 2013 and December 31, 2012, the Company had $2.6 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, the Company had $265.0, in LOCs issued by the FHLBs. As of March 31, 2013 and December 31, 2012, assets with a market value of approximately $3.1 billion, collateralized the FHLB funding agreements. As of March 31, 2013 and December 31, 2012, assets with a market value of approximately $338.5 and $336.5, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

As with other financial services companies, the Company periodically receives informal and formal requests for information from various state and federal governmental agencies and self-regulatory organizations in connection with inquiries and investigations of the products and practices of the Company or the financial services industry. It is the practice of the Company to cooperate fully in these matters.

The outcome of a litigation or regulatory matter and amount or range of potential loss is difficult to forecast and estimating potential losses requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters and litigation. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that the outcome of pending litigation and regulatory matters is not likely to have such an effect. However, given the large and indeterminate amounts sought and the inherent unpredictability of such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from plaintiffs and other parties, investigation of factual allegations, rulings by a court on motions or appeals, analysis by experts and the progress of settlement discussions. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation and regulatory contingencies and updates the Company's accruals, disclosures and reasonably possible losses or ranges of loss based on such reviews.

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan  v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. ILIAC denies the allegations and is vigorously defending this litigation.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Regulatory matters include considerable regulatory scrutiny regarding whether and to what extent life insurance companies are using the United States Social Security Administration's Death Master File ("SSDMF") to proactively ascertain when customers have deceased and to pay benefits even where no claim for benefits has been made. The Company has received industry-wide and company-specific inquiries and is engaged in multi-state market conduct examinations with respect to its claims settlement practices, including its use of Personal Transition Accounts and of the SSDMF and compliance with unclaimed property laws. A majority of states are conducting an audit of the Company's compliance with unclaimed property laws. The Company also has been reviewing whether benefits are owed and whether reserves are adequate in instances where an insured appears to have died, but no claim for death benefits has been made. Some of the investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. The investigations may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability.

12.    Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Income	Expense	Income	Expense
ING V	$0.4	$3.3	$0.5	$0.8
ING Group	4.2	5.0	—	10.0
ING Bank	(0.4)	18.4	10.6	33.4
Other	3.6	3.7	3.8	1.5
Total	$7.8	$30.4	$14.9	$45.7

Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
ING V	$0.4	$501.9	$0.3	$501.9
ING Group	9.5	0.8	3.4	0.1
ING Bank	36.3	43.5	33.6	33.6
Other	3.6	1.8	2.2	1.1
Total	$49.8	$548.0	$39.5	$536.7

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $17.1 and $18.4 as of March 31, 2013 and December 31, 2012, respectively. The Company incurred expenses of $17.7 and $32.0 for the three months ended March 31, 2013 and 2012, respectively.

On December 31, 2011, Security Life of Denver International Limited ("SLDI") entered into a $1.5 billion contingent capital LOC facility with ING Bank to support its reinsurance obligations to ING USA Annuity and Life Insurance Company (“ING USA”), another of the Company's wholly-owned subsidiaries, related to variable annuity cessions from ING USA to SLDI. The contingent capital LOC facility was unconditional and irrevocable and pursuant to its terms, was to expire on December 31, 2031.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Following the deposit by SLDI of contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligations to ING USA, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated. See the Subsequent Events Note to these Condensed Consolidated Financial Statements.

Derivatives

The Company is party to several derivative contracts with ING V and ING Bank and one or more of ING Bank's subsidiaries. Each of these contracts were entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

As of March 31, 2013 and December 31, 2012, the outstanding notional amounts were $2.3 billion (consisting of interest rate swaps of $2.1 billion and equity options of $222.3) and $2.1 billion (consisting of interest rate swaps of $1.9 billion and equity options of $265.7), respectively. As of March 31, 2013 and December 31, 2012, the market values for these contracts were $7.1 and $15.6, respectively. For the three months ended March 31, 2013, and 2012, the Company recorded net realized capital gains (losses) of $(1.4) and $7.5, respectively, with ING Bank and ING V.

The Company has sold protection under certain credit default swap derivative contracts that are supported by a guarantee provided by ING V. As of March 31, 2013 and December 31, 2012, the maximum potential future exposure to the Company on credit default swaps supported by the ING V guarantee was $1.0 billion.

13.    Consolidated Investment Entities

The Company provides investment management services to and has transactions with, various collateralized loan obligations, private equity funds, single strategy hedge funds, insurance entities, securitizations and other investment entities in the normal course of business. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs and the Company evaluates its involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under VIE or VOE consolidation guidance. The Company consolidates entities under the VIE guidance when it is determined that the Company is the primary beneficiary of these entities. The Company consolidates certain entities under the VOE guidance when it acts as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $606.9 and $600.0 as of March 31, 2013 and December 31, 2012, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

Consolidated Investments

Collateral Loan Obligations ("CLO") Entities

Certain subsidiaries of the Company structure and manage CLO entities created for the sole purpose of offering investors various maturity and risk characteristics by issuing multiple tranches of collateralized debt. The notes issued by the CLO entities are backed by diversified portfolios consisting primarily of senior secured floating rate leveraged loans.

The Company provides collateral management services to the CLO entities. In return for providing management services, the Company earns investment management fees and contingent performance fees. The Company has invested in certain of the entities, generally taking an ownership position in the unrated junior subordinated tranches. The CLO entities are structured and managed

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

similarly but have differing fee structures and initial capital investments made by the Company. The Company’s ownership interests and management and contingent performance fees were assessed to determine if the Company is the primary beneficiary of these entities.

As of March 31, 2013 and December 31, 2012, the Company consolidated 10 CLOs and 9 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Limited Partnerships)

The Company invests in and manages various limited partnerships, including private equity funds and single strategy hedge funds. The Company, as a general partner or managing member of certain sponsored investment funds, is generally presumed to control the limited partnerships unless the limited partners have the substantive ability to remove the general partner without cause based upon a simple majority vote, or can otherwise dissolve the partnership, or have substantive participating rights over decision-making of the partnerships.

As of March 31, 2013 and December 31, 2012, the Company consolidated 35 funds, which were structured as partnerships.

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	March 31, 2013	December 31, 2012
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$1,000.9	$360.6
Corporate loans, at fair value using the fair value option	4,043.1	3,559.3
Total CLO entities	5,044.0	3,919.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	53.9	80.2
Limited partnerships/corporations, at fair value	2,980.7	2,931.2
Other assets	31.2	34.3
Total investment funds	3,065.8	3,045.7
Total assets of consolidated investment entities	$8,109.8	$6,965.6

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$4,448.1	$3,829.4
Other liabilities	510.9	—
Total CLO entities	4,959.0	3,829.4
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	293.8	292.4
Total investment funds	293.8	292.4
Total liabilities of consolidated investment entities	$5,252.8	$4,121.8

Fair Value Measurement

Upon consolidation of CLO entities, the Company elected to apply the FVO for financial assets and financial liabilities held by these entities and continued to measure these assets (primarily corporate loans) and liabilities (debt obligations issued by CLO entities) at fair value in subsequent periods. The Company has elected the FVO to more closely align its accounting with the economics of its transactions and allows the Company to more effectively align changes in the fair value of CLO assets with a commensurate change in the fair value of CLO liabilities.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Investments held by consolidated private equity funds and single strategy hedge funds are measured and reported at fair value in the Company's Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in the Company’s Condensed Consolidated Statements of Operations.

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. Refer to the Fair Value Measurement section of the Business, Basis of Presentation and Significant Policies Note included in the Consolidated Financial Statements in the Company's Prospectus.

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators that supply NAV (or its equivalent) per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-binding. These valuations are reviewed on a monthly or quarterly basis (dependent on the type of fund or product).  Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable.  In addition, the Company considers both macro and fund specific events which may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited. Securities priced using independent broker quotes are classified as Level 3. Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades, or monitoring of trading volumes.

Cash and Cash Equivalents

The carrying amounts for cash reflect the assets’ fair values. The fair value for cash equivalents is determined based on quoted market prices. These assets are classified as Level 1.

VIEs - CLO Entities

Corporate loans - Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including, but not limited to, the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas and finance industries. Corporate loans mature at various dates between 2013 and 2022, pay interest at LIBOR or PRIME plus a spread of up to 10.0% and typically range in credit rating categories from AA+ down to unrated. As of March 31, 2013 and December 31, 2012, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $2.7 and $26.9, respectively. Less than 1% of the collateral assets are in default as of March 31, 2013 and December 31, 2012.

The fair values for corporate loans are determined using independent commercial pricing services. Fair value measurement based on pricing services may be classified in Level 2 or Level 3 depending on the type, complexity, observability and liquidity of the asset being measured. The inputs used by independent commercial pricing services, such as benchmark yields and credit risk adjustments, are those that are derived principally from or corroborated by observable market data. Hence, the fair value measurement of corporate loans priced by independent pricing service providers is classified within Level 2 of the fair value hierarchy.

CLO notes - The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any.  The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2024 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $98.7 and $99.6 as of

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

March 31, 2013 and December 31, 2012, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

The fair values of the CLO notes including subordinated tranches in which the Company retains an ownership interest are obtained from a third-party commercial pricing service. The service combines the modeling of projected cash flow activity and the calibration of modeled results with transactions that have taken place in the specific debt issue as well as debt issues with similar characteristics. Several of the more significant inputs to the models including default rate, recovery rate, prepayment rate and discount margin, are determined primarily based on the nature of the investments in the underlying collateral pools and cannot be corroborated by observable market data. Accordingly, CLO notes are classified within Level 3 of the fair value hierarchy.

The Company reviews the detailed prices including comparisons to prior periods for reasonableness. The Company utilizes a formal pricing challenge process to request a review of any price during which time the vendor examines its assumptions and relevant market inputs to determine if a price change is warranted.

Other liabilities - On March 28, 2013, the Company launched a CLO backed by a diversified portfolio consisting mostly of senior secured floating rate leveraged loans. As of March 31, 2013, investment totaling $510.9 were purchased and the value of these loans are carried at fair value on the Condensed Consolidated Balance Sheets within Assets related to consolidated investment entities. Based on anticipated settlement in April 2013, the corresponding securities payable is reflected within Liabilities related to consolidated investment entities.

The following table presents significant unobservable inputs for Level 3 fair value measurements as of March 31, 2013:

Assets and Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
CLO Notes	$4,448.1	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

The following narrative indicates the sensitivity of inputs:

•
Default Rate: An increase (decrease) in the expected default rate would likely increase (decrease) the discount margin (increase risk premium) used to value the CLO notes and, as a result, would potentially decrease the value of the CLO notes; however, if an increase in the expected default rates does not have a subsequent change in the discount margin used to value the CLO notes, then an increase in default rate would potentially increase the value of the CLO notes as the expected weighted average life ("WAL") of the CLO notes would decrease.

•	Recovery rate: A decrease (increase) in the expected recovery of defaulted assets would potentially decrease (increase) the valuation of CLO notes.

•	Prepayment Rate: A decrease (increase) in the expected rate of collateral prepayments would potentially decrease (increase) the valuation of CLO notes as the expected WAL would increase.

•	Discount Margin (spread over LIBOR): An increase (decrease) in the discount margin used to value the CLO notes would decrease (increase) the value of the CLO notes.

VOEs - Private Equity Funds and Single Strategy Hedge Funds

Limited partnerships, at fair value, primarily represent the Company's investments in private equity funds and single strategy hedge funds. The fair value for these investments is estimated based on the NAV from the latest financial statements of these funds, provided by the fund's investment manager or third-party administrator. Investments in these funds typically may not be fully redeemed at NAV within 90 days because of inherent restrictions on near-term redemptions. Therefore, these investments are classified within Level 3 of the fair value hierarchy.

These consolidated investments are mostly private equity funds spread across 35 limited partnerships that focus on the primary or secondary market. The limited partnerships invest in private equity funds and, at times, make strategic co-investments directly into private equity companies, including, but not limited to, buyout, venture capital, distressed and mezzanine.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Private Equity Funds
As prescribed in ASC Topic 820, the unit of account for these investments is the interest in the investee fund.  The Company owns an undivided interest in the fund portfolio and does not have the ability to dispose of individual assets and liabilities in the fund portfolio. Rather, the Company would be required to redeem or dispose of its entire interest in the investee fund. There is no current active market for interests in underlying private equity funds.

Valuation is generally based on the valuations provided by the fund's general partner or investment manager. The valuations typically reflect the fair value of the Company's capital account balance of each fund investment, including unrealized capital gains (losses), as reported in the financial statements of the respective investee fund as of the respective year end or the latest available date. In circumstances where fair values are not provided, the Company seeks to determine the fair value of fund investments based upon other information provided by the fund's general partner or investment manager or from other sources.

The fair value of securities received in-kind from fund investments is determined based on the restrictions around the securities.

•	Unrestricted, publicly traded securities are valued at the closing public market price on the reporting date;

•	Restricted, publicly traded securities may be valued at a discount from the closing public market price on the reporting date, depending on the circumstances; and

•
Privately held securities are valued by the directors/general partner of the investee fund, based on a variety of factors, including the price of recent transactions in the company's securities and the company's earnings, revenue and book value.

As of March 31, 2013 and December 31, 2012, certain private equity funds maintained revolving lines of credit of $325.3, which renew annually and bear interest at LIBOR/EURIBOR plus 235-250 bps.  The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases.  The private equity funds generally may borrow an amount that does not exceed the lessor of a certain percentage of the funds' undrawn commitments or undrawn commitments plus 350% asset coverage from the invested assets of the funds.  As of March 31, 2013 and December 31, 2012, outstanding borrowings amount to $288.4. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Private Equity Companies
In the case of direct investments or co-investments in private equity companies, the Company initially recognizes investments at cost and subsequently adjusts investments to fair value. On a quarterly basis, the Company reviews the general partner or lead investor's valuation of the investee company, taking into account other available information, such as indications of a market value through subsequent issues of capital or transactions between third-parties, performance of the investee company during the period and public, comparable companies' analysis, where appropriate.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The fair value hierarchy levels of consolidated investment entities as of March 31, 2013 are presented in the table below:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$1,000.9	$—	$—	$1,000.9
Corporate loans, at fair value using the fair value option	—	4,043.1	—	4,043.1
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	53.9	—	—	53.9
Limited partnerships/corporations, at fair value	—	—	2,980.7	2,980.7
Total assets, at fair value	$1,054.8	$4,043.1	$2,980.7	$8,078.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$4,448.1	$4,448.1
Total liabilities, at fair value	$—	$—	$4,448.1	$4,448.1

The fair value hierarchy levels of consolidated investment entities as of December 31, 2012 are presented in the table below:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$360.6	$—	$—	$360.6
Corporate loans, at fair value using the fair value option	—	3,559.3	—	3,559.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	80.2	—	—	80.2
Limited partnerships/corporations, at fair value	—	—	2,931.2	2,931.2
Total assets, at fair value	$440.8	$3,559.3	$2,931.2	$6,931.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$3,829.4	$3,829.4
Total liabilities, at fair value	$—	$—	$3,829.4	$3,829.4

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. During the three months ended March 31, 2013 and 2012, there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2013:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance March 31
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,931.2	$65.9	$(0.6)	$(15.8)	$2,980.7
Total assets, at fair value	$2,931.2	$65.9	$(0.6)	$(15.8)	$2,980.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(3,829.4)	$(612.9)	$0.9	$(6.7)	$(4,448.1)
Total liabilities, at fair value	$(3,829.4)	$(612.9)	$0.9	$(6.7)	$(4,448.1)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2012 is presented in the table below:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance March 31
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,860.3	$100.9	$(17.0)	$6.4	$2,950.6
Total assets, at fair value	$2,860.3	$100.9	$(17.0)	$6.4	$2,950.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(2,057.1)	$(362.0)	$0.5	$(73.1)	$(2,491.7)
Total liabilities, at fair value	$(2,057.1)	$(362.0)	$0.5	$(73.1)	$(2,491.7)

Deconsolidation of Certain Investment Entities

During the three months ended March 31, 2013 and 2012, the Company did not deconsolidate any investment entities.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities, the Company also holds variable interest in certain CLO entities which are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLO entities, the Company serves as the investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLO entities. The Company has never provided, and is not obligated to provide, any financial or other support to these entities.

The Company will review its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2013 and December 31, 2012, the Company did not hold any ownership interests in these unconsolidated CLOs.

The following table presents the carrying amounts of total assets and liabilities of the VIEs in which the Company has concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	March 31, 2013	December 31, 2012
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,779.4	1,792.2
Liabilities of nonconsolidated investment entities	1,770.3	1,772.9

Investment Funds

The Company manages or holds investments in certain private equity funds and single strategy hedge funds. With these entities, the Company serves as the investment manager and is entitled to receive investment management fees and contingent performance fees that are generally expected to be insignificant. Although the Company has the power to direct the activities that significantly impact the economic performance of the funds, it does not hold a significant variable interest in any of these funds and, as such, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Accordingly, the Company is not considered the primary beneficiary and did not consolidate any of these investment funds.

In addition, the Company does not consolidate the funds, in which its involvement takes a form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide the Company with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner.

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note of these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

14.    Segments

The Company provides its principal products and services in three ongoing businesses and reports results through five ongoing segments as follows:

Business	Segment
Retirement Solutions	Retirement Annuities
Investment Management	Investment Management
Insurance Solutions	Individual Life Employee Benefits

The Company also has a Corporate segment, which includes the financial data not directly related to the businesses and Closed Block segments, which include non-strategic products that are in run-off and no longer being actively marketed and sold.

These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. The following is a brief description of these segments, as well as Corporate and Closed Block segments.

Retirement Solutions

The Retirement Solutions business provides its products through two segments: Retirement and Annuities. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets, as well as rollover IRAs and other retail financial products. The Annuities segment primarily provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and post-retirement income management sold through multiple channels.

Investment Management

The Investment Management business provides investment products and retirement solutions through a broad range of traditional and alternative asset classes, geographies and styles, in separate accounts, pooled accounts, annuity portfolios and mutual funds. Products and services are offered to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and affiliated U.S. businesses and are distributed through the Company's direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

Insurance Solutions

The Insurance Solutions business provides its products through two segments: Individual Life and Employee Benefits. The Individual Life segment provides wealth protection and transfer opportunities through universal, variable, whole life and term products, distributed through independent channels to meet the needs of a broad range of customers from the middle market through affluent market segments. The Employee Benefits segment provides stop loss, group life, voluntary employee paid and disability products to mid-sized and large businesses.

Corporate

Corporate includes corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, such as certain expenses and liabilities of employee benefit plans and intercompany eliminations.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Closed Blocks

Closed Blocks include the Closed Block Variable Annuity, Closed Block Institutional Spread Products and Closed Block Other, which are in run-off. Closed Block Variable Annuity and Closed Block Institutional Spread Products (which issues guaranteed investment contracts and funding agreements) are no longer being actively marketed and sold, but are managed to protect regulatory and rating agency capital from equity market movements. The Closed Block Other segment mainly consists of the contingent consideration and loss related to the 2010 sale of three of the Company’s broker dealers and the amortization of the deferred gain related to the divestment of Group Reinsurance in 2010 via reinsurance and the Individual Reinsurance segment that was divested in 2004 via reinsurance.

Measurement

Operating earnings before income taxes is an internal measure used by management to evaluate segment performance. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated net income (loss). Operating earnings before income taxes does not replace net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. However, the Company believes that the definitions of operating earnings before income taxes provide users with a more valuable measure of its business and segment performances and enhance the understanding of the Company’s performance by highlighting performance drivers. Each segment’s income (loss) before income taxes is calculated by making adjustments for the following items:

•
Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•
Net guaranteed benefit hedging gains (losses), which include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. All other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in the Company's nonperformance spread;

•	Income (loss) related to business exited through reinsurance or divestment;

•	Income (loss) attributable to noncontrolling interests;

•	Income (loss) related to early extinguishments of debt;

•	Impairment of goodwill, value of management contract rights and value of customer relationships acquired;

•	Immediate recognition of net actuarial gains (losses) related to the Company’s pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments; and

•
Other items, including restructuring expenses (severance, lease write-offs, etc.), integration expenses related to the Company’s acquisition of CitiStreet and certain third-party expenses related to the anticipated divestment of the Company by ING Group.

Operating earnings before income taxes also does not reflect the results of operations of the Company's Closed Block Variable Annuity segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's Closed Block Variable Annuity segment.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Retirement Solutions:
Retirement	$137.8	$123.9
Annuities	54.3	36.4
Investment Management	30.1	33.0
Insurance Solutions:
Individual Life	50.8	55.0
Employee Benefits	12.4	15.6
Total Ongoing Businesses	285.4	263.9
Corporate	(50.1)	(48.4)
Closed Blocks:
Closed Block Institutional Spread Products	22.1	22.1
Closed Block Other	(0.7)	2.2
Closed Blocks	21.4	24.3
Total operating earnings before income taxes	256.7	239.8

Adjustments:
Closed Block Variable Annuity	(477.1)	(907.7)
Net investment gains (losses) and related charges and adjustments	41.8	60.3
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	3.1	137.4
Loss related to businesses exited through reinsurance or divestment	(16.9)	(12.6)
Income (loss) attributable to noncontrolling interests	(13.5)	(15.6)
Other adjustments to operating earnings	(8.4)	(14.5)
Income (loss) before income taxes	$(214.3)	$(512.9)

Operating revenues is a measure of the Company's segment revenues. The Company calculates operating revenues by adjusting each segment's revenues for the following items:

•
Net realized investment gains (losses) and related charges and adjustments include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits include changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. All other derivative and reserve changes related to guaranteed benefits are excluded from operating revenues, including the impacts related to changes in the Company's nonperformance spread;

•	Revenues related to businesses exited through reinsurance or divestment;

•	Revenues attributable to noncontrolling interests; and

•
Other adjustments to operating revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, as well as other items where the income is passed on to third parties.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Operating revenues also do not reflect the revenues of the Company's Closed Block Variable Annuity segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's Closed Block Variable Annuity segment.

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Retirement Solutions:
Retirement	$583.2	$580.4
Annuities	307.6	351.2
Investment Management	131.9	130.6
Insurance Solutions:
Individual Life	687.1	712.0
Employee Benefits	318.1	313.3
Total Ongoing Businesses	2,027.9	2,087.5
Corporate	17.1	14.2
Closed Blocks:
Closed Block Institutional Spread Products	38.3	43.0
Closed Block Other	7.2	10.4
Closed Blocks	45.5	53.4
Total operating revenues	2,090.5	2,155.1

Adjustments:
Closed Block Variable Annuity	(444.0)	(978.8)
Net realized investment gains (losses) and related charges and adjustments	30.4	103.3
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	20.6	125.3
Revenues related to businesses exited through reinsurance or divestment	(12.1)	7.5
Revenues (loss) attributable to noncontrolling interests	40.3	21.3
Other adjustments to operating revenues	92.9	51.6
Total revenues	$1,818.6	$1,485.3

Segment Information

The following is a summary of certain financial information for the Company’s segments for the periods indicated.

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
	2013	2012
Investment management intersegment revenues	$39.3	$40.1

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2013	December 31, 2012
Retirement Solutions:
Retirement	$90,230.1	$86,504.3
Annuities	27,172.9	27,718.6
Investment Management	418.2	498.5
Insurance Solutions:
Individual Life	25,750.2	25,319.0
Employee Benefits	2,584.2	2,657.0
Total Ongoing Businesses	146,155.6	142,697.4
Corporate	5,270.4	5,593.4
Closed Blocks:
Closed Block Variable Annuity	49,001.4	49,157.6
Closed Block Institutional Spread Products	5,034.2	4,392.2
Closed Block Other	7,932.2	8,239.1
Closed Blocks	61,967.8	61,788.9
Total assets of segments	213,393.8	210,079.7
Noncontrolling interest	7,456.2	6,314.5
Total assets	$220,850.0	$216,394.2

15.    Subsequent Events

Stock Split

On April 10, 2013, the Company's Board of Directors authorized the total number of shares of all classes of stock which the Company has the authority to issue to be 1,000,000,000, of which 900,000,000 shares, par value $0.01 per share, are designated as common stock and a 100,000,000 shares, par value $0.01 per share, are designated as preferred stock. In addition, the Company's Board of Directors authorized a 2,295.248835-for-1 split of the Company's common stock, resulting in 230,079,120 shares of common stock issued, including 79,120 of Treasury shares, and 230,000,000 shares of common stock outstanding and held by ING International, prior to the IPO. These actions were subsequently approved by the Company's sole stockholder on April 10, 2013 and effected on April 11, 2013. The accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements give retroactive effect to the stock split for all periods presented. There are no preferred shares issued or outstanding.

Initial Public Offering

On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING International, an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc. of 34,423,077 shares of outstanding common stock of ING U.S., Inc. Following the IPO, ING International owns 75% of the outstanding common stock of ING U.S., Inc. (before any exercise of the underwriters' option to acquire from ING International up to an additional 9,778,846 shares of ING U.S., Inc. common stock). The initial public offering price of the shares sold in the IPO was $19.50 per share. The Company received net proceeds of $569.9 after deducting underwriting fees of $21.8 and estimated offering costs of $8.3, and used the net proceeds received from the IPO to fund certain capital management activities. The Company did not receive any proceeds from the sale of shares by ING International.

Upon closing of the IPO, the Deal Incentive Awards granted to certain employees were automatically converted into 2,003,614 shares of restricted common stock issued under the 2013 Omnibus Employee Incentive Plan (the "Omnibus Plan"). Additionally, 1,271,322 shares of 2013 restricted common stock granted under the AIH Equity Compensation Plan and 6,629,294 of the 2013

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

LSPP awards from ING Group were automatically converted into 537,911 and 2,804,730, respectively, of comparable equity awards issued by the Company under the Omnibus Plan. Total common shares awarded or issued by the Company under this conversion plan amounted to 5,346,255.

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The initial exercise price of the warrants is $48.75 per share of common stock (which is equal to 250% of the per share public offering price), subject to adjustments, including for stock dividends, certain cash dividends, subdivisions, combinations, reclassifications and non-cash distributions. The warrants provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder is entitled upon payment of the aggregate exercise price of the warrant. The warrants are exercisable from May 7, 2014 to May 7, 2023, provided that they are not exercisable by ING Group or any of its affiliates before January 1, 2017. The warrants are not subject to any contractual restrictions on transfer. However, initially, the warrants are subject to the lock-up arrangement entered into by ING Group with the underwriters. The warrants are exercisable in accordance with their terms before January 1, 2017, by holders other than ING Group or its affiliates, if any.

Extraordinary Dividends and Termination of Contingent Capital Letter of Credit

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, ING U.S., Inc.'s insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to ING U.S., Inc. or Lion Holdings, in the aggregate amount of $1.434 billion, contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013.

On May 8, 2013, ING U.S., Inc. made a capital contribution to SLDI in the amount of $1.782 billion. Immediately thereafter, SLDI deposited the contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligation to ING USA related to variable annuity cessions from ING USA to SLDI. Following the deposit by SLDI of the contributed capital into the funds withheld trust account, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated.

Reclassification of Statutory Negative Unassigned Funds

On May 8, 2013, insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and will be reflected in their second quarter statutory financial statements.

Junior Subordinated Notes

On May 16, 2013, the Company issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due in 2053 in a private placement with registration rights (the “2053 Notes”). The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of the Company's plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company's common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 million of aggregate principal (excluding the principal amount of 2053 Notes held by the Company, or its affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May15, 2023 within 90 days after the occurrence of a “tax event” or “rating agency event”, as defined in the 2053 Notes Offering Memorandum, at a redemption price equal to the principal amount, or, if greater, a “make-whole redemption price,” as defined in the 2053 Notes Offering Memorandum, plus, in each case accrued and unpaid interest.

The Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 45 days after the date of note issuance, or; if earlier, on the date the Company files a registration statement covering the exchange of the 2018 Notes and 2022 Notes as discussed above. The registration statement will cover the offer to the holders of the 2053 Notes to exchange the 2053 Notes for new notes containing identical terms except for transfer restrictions.

On May 21, 2013, the Company used the proceeds of the 2053 Notes for the repayment of the outstanding borrowings of $392.5 million under the Syndicated Bank Term Loan.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the "Company," "we," "our," "us," and "ING U.S., Inc." refer to ING U.S., Inc. and its subsidiaries. We were a wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), the ultimate parent company, through May 6, 2013.

The following discussion and analysis presents a review of our consolidated results of operations for each of the three months ended March 31, 2013 and 2012 and financial condition as of March 31, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as "Management's Discussion and Analysis of Results of Operations and Financial Condition" section contained in the Company's prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act") on May 3, 2013 (the "Prospectus").

Investors are directed to consider the risks and uncertainties discussed in this Item 2. and in Item 1A. of Part II., contained herein, as well as in other documents we filed with the SEC. Except as may be required by the federal securities laws, we disclaim any obligation to update forward-looking information.

Overview

We provide our principal products and services in three ongoing businesses—Retirement Solutions, Investment Management and Insurance Solutions—and report our results for these ongoing businesses through five segments.

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, health, education and government markets. Our Retirement segment also provides rollover IRAs and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including TPAs, independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

•
Our Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and post-retirement income management. Annuity products are primarily distributed by independent marketing organizations, independent broker-dealers, banks, independent insurance agents, pension professionals and affiliated broker-dealers.

The Investment Management business provides its products and services through a single segment, also called Investment Management:

•
Our Investment Management business provides investment products and retirement solutions to both individual and institutional customers by offering domestic and international fixed income, equity, multi-asset and alternative products and solutions across a range of asset classes, geographies, market sectors, investment styles and capitalization spectrums. Investment Management products and services are primarily marketed to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and the general accounts of our insurance company subsidiaries. Investment Management products and services are distributed through a combination of our direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•
Our Individual Life segment provides wealth protection and transfer opportunities through universal, variable, whole life and term life products. Our customers range across a variety of age groups and income levels. We distribute our product offering through three main channels: our independent sales channel, our strategic distribution channel and our specialty markets channel. Our independent sales channel consists of a large network of independent general agents and marketing companies who interact with the majority of licensed independent life insurance agents in the United States. Our strategic distribution channel encompasses a network of independent managing directors who support a large team of producers who engage with our broker dealers to sell a range of products including our branded life, annuity and mutual funds.

Finally, our specialty markets channel focuses on alternative distribution and consists of a large team of producers, in addition to banks, life insurance quote agencies and internet direct marketers.

•
Our Employee Benefits segment provides group life, stop loss, disability and voluntary employee-paid products to mid-sized and large businesses. We reinsure substantially all of our new disability sales to a third-party. To distribute our products, we utilize brokers, consultants and third-party administrators. In the voluntary market, policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers.

In addition to our ongoing business, we also have Closed Blocks and Corporate reporting segments. Corporate includes our corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, such as certain expenses and liabilities of employee benefit plans and intercompany eliminations.

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold and that we manage to minimize capital risk as they run-off. The Closed Block Variable Annuity segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our Closed Block Variable Annuity segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued GICs and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses, three broker dealers and Life Insurance Company of Georgia. Closed Block Other also includes certain unreimbursed expenses related to ING Group’s Latin America business, which was sold in December 2011. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

Trends and Uncertainties

The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.

Market Conditions

The recent increase in market volatility, which we believe may continue for some time, has affected and may continue to affect our business and financial performance in varying ways. In the short to medium-term, this increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be affected adversely by market volatility as fees driven by assets under management fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the recent financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjusts in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

The current low interest rate environment, which we believe may continue for some time, has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $90 billion as of March 31, 2013, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent a material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. In modeling anticipated net cash flows that will need to be reinvested, we take into account expected behavior of the issuers of fixed income instruments, including prepayment of callable assets. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•
Certain of our products pay guaranteed minimum rates. For example, fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans, universal life policies and individual fixed annuities include guaranteed minimum credited rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

•
Our Closed Block Variable Annuity segment provides certain guaranteed minimum benefits. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for these variable annuity guarantees, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. A prolonged low interest rate environment may also affect the perceived value of guaranteed minimum income benefits, which in turn may lead to a higher rate of annuitization of those products over time. For additional information on the Closed Block Variable Annuity segment’s sensitivity to interest rates, see Part I, Item 3. of this Form 10-Q for additional information.

In the long-term, however, we believe the recent financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which adjusts in response to changes in market conditions, in order to ensure that our products and services remain attractive as well as profitable.

The Impact of our Closed Block Variable Annuity Segment on GAAP Earnings

Our ongoing management of our Closed Block Variable Annuity segment is focused on preserving our current capitalization status through careful risk management and hedging. Because GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our hedge programs may create earnings volatility in our GAAP financial statements.

Governmental and Public Policy Impact on Demand for Our Products

The demand for our products is influenced by a dynamic combination of governmental and public policy factors. We anticipate that legislative and other governmental activity—and our ability to flexibly respond to changes resulting from such activity—will be crucial to our long-term financial performance. In particular, the demand for our products is influenced by the following factors:

•
Availability and quality of public retirement solutions: The lack of comprehensive or sufficient government-sponsored retirement solutions has been a significant driver of the popularity of private sector retirement products. We believe that concerns regarding Social Security and the reduced enrollment in defined benefit retirement plans may further increase the demand for private sector retirement solutions. The impact of any legislative actions or new government programs relating to retirement solutions on our business and financial performance will depend substantially on the level of private sector involvement and our ability to participate in any such programs. We believe we are well positioned to take advantage of any future developments involving participation in any such programs by private sector providers.

78

•
Tax-advantaged status: Many of the retirement savings, accumulation and protection products we sell qualify for tax-advantaged status. Changes in U.S. tax laws that alter the tax benefits of certain investment vehicles could have a material effect on demand for our products.

Aging of the U.S. Population

We believe that the aging of the U.S. population will affect both the demand for our products and the levels of our assets under management ("AUM") and assets under administration ("AUA"). As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

Competition

Our ongoing business operates in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions, investment managers and insurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of exogenous factors such as the continued aging of the U.S. population and the reduction in safety nets provided by governments and corporations. In many segments, product differentiation is difficult as product development and life cycles have shortened. In addition, we have experienced pressure on fees as product unbundling and lower cost alternatives have emerged. As a result, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market and resulting relationships with millions of participants, diverse range of capabilities (as a provider of retirement, investment management and insurance products and services) and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement savings, income and protection solutions.

Operating Measures

This management’s discussion and analysis includes discussion of operating earnings before income taxes and operating revenues, each of which is a measure that is not determined in accordance with GAAP, because our management uses these measures to manage our businesses and allocate our resources. We also discuss these measures generally because we believe that they provide our investors with useful information regarding our financial performance. In particular, these measures facilitate a comparison of period-to-period results without the effect of the volatility created by certain changes in the financial markets that affect our financial results as reported under GAAP. Other companies may use similarly titled non-GAAP financial measures that are calculated differently from the way we calculate such measures, and accordingly, our non-GAAP financial measures may not be comparable to similar measures used by other companies.

We also discuss certain operating measures, described below, as well as operating earnings before income taxes and operating revenues which provide useful information about our businesses and the operational factors underlying our financial performance. See the Segments Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to operating earnings before income taxes and the adjustments made to reconcile Total revenues to operating revenues.

AUM and AUA

A substantial portion of our fees, other charges and margins are based on AUM. AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement, annuity and universal life products. AUM includes general account assets managed by our Investment Management segment in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheet. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Separate account AUM and institutional/mutual fund AUM include assets managed by our Investment Management segment, as well as assets managed by third-party investment managers. Our Investment Management segment reflects the revenues earned for managing affiliated assets for our other segments (based on arm’s length agreements) as well as assets managed for third parties. Our consolidated AUM includes eliminations of AUM managed by our Investment Management segment that is also reflected in other segments’ AUM and adjustments for AUM not reflected in any segments.

AUA represents accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Condensed Consolidated Financial Statements. Fees earned on AUA can be based on the number of participants, asset levels and/or the level of services or product guarantees that are provided.

Sales Statistics

In our discussion of our segment results under “Results of Operations—Segment by Segment,” we sometimes refer to sales activity for various products. The term “sales” is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under GAAP and are used by us as operating measures underlying our financial performance.

Net flows are deposits less redemptions (including benefits and other product charges).

Sales for Individual Life products are based on a calculation of weighted average annual premiums (“WAP”). Sales for Employee Benefits products are based on a calculation of annual premiums, which represents regular premiums on new policies, plus a portion of new single premiums.

Weighted average annual premiums (WAP) is defined as the amount of premium for a policy’s first year that is eligible for the highest first year commission rate, plus a varying portion of any premium in excess of this base amount, depending on the product. WAP is a key measure of recent sales performance of our products and is an indicator of the general growth or decline in certain lines of business. WAP is not equal to premium revenue under GAAP. Renewal premiums on existing policies are included in GAAP premium revenue in addition to first year premiums and thus changes in persistency of existing in-force business can potentially offset growth from current year sales.

Total gross premiums and deposits are defined as premium revenue and deposits for policies written and assumed. This measure provides information as to growth and persistency trends related to premium and deposits.

Other Measures

Total annualized in-force premiums are defined as a full year of premium at the rate in effect at the end of the period. This measure provides information as to the growth and persistency trends in premium revenue.

Interest adjusted loss ratios are defined as the ratio of benefits expense to premium revenue exclusive of the discount component in the change in benefit reserve. This measure reports the loss ratio related to mortality on life products and morbidity on health products.

In-force face amount is defined as the total life insurance coverage in effect as of the end of the period presented for business written and assumed. This measure provides information as to changes in policy growth and persistency with respect to death benefit coverage.

In-force policy count is defined as the number of policies written and assumed with coverage in effect as of the end of the period. This measure provides information as to policy growth and persistency.

New business policy count (paid) is defined as the number of policies issued during the period for which initial premiums have been paid by the policyholder. This measure provides information as to policy growth from sales during the period.

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Revenues:
Net investment income	$1,198.7	$1,277.4
Fee income	891.9	889.0
Premiums	471.9	461.6
Net realized capital gains (losses)	(874.8)	(1,249.9)
Other revenue	95.6	89.0
Income (loss) related to consolidated investment entities:
Net investment income	44.2	34.9
Changes in fair value related to collateralized loan obligations	(8.9)	(16.7)
Total revenues	1,818.6	1,485.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,061.4	1,018.2
Operating expenses	759.1	759.4
Net amortization of deferred policy acquisition costs and value of business acquired	130.5	173.7
Interest expense	44.4	24.3
Operating expenses related to consolidated investment entities:
Interest expense	36.8	22.2
Other expense	0.7	0.4
Total benefits and expenses	2,032.9	1,998.2
Income (loss) before income taxes	(214.3)	(512.9)
Income tax expense (benefit)	11.2	7.9
Net income (loss)	(225.5)	(520.8)
Less: Net income (loss) attributable to noncontrolling interest	(13.5)	(15.6)
Net income (loss) available to our common shareholder	$(212.0)	$(505.2)

The following table presents AUM and AUA as of the dates indicated:

	March 31,
($ in millions)	2013	2012
AUM and AUA
Retirement Solutions:
Retirement	$318,636.9	$300,928.3
Annuities	26,228.0	27,592.6
Investment Management	243,358.5	229,063.2
Insurance Solutions:
Individual Life	15,598.8	15,060.9
Employee Benefits	1,753.8	1,739.8
Eliminations/Other	(173,416.4)	(171,611.9)
Total Ongoing Businesses	432,159.6	402,772.9
Closed Blocks:
Closed Block Variable Annuity	44,546.6	45,133.8
Closed Block Institutional Spread Products	3,945.7	5,242.0
Closed Block Other	558.8	612.4
Total Closed Blocks	49,051.1	50,988.2
Total AUM and AUA	$481,210.7	$453,761.1

AUM	$258,176.1	$237,912.6
AUA	223,034.6	215,848.5
Total AUM and AUA	$481,210.7	$453,761.1

The following table presents the relative contributions of each segment to operating earnings before income taxes for the periods indicated, and a reconciliation of operating earnings before income taxes to income (loss) before income taxes:

	Three Months Ended March 31,
($ in millions)	2013	2012
Retirement Solutions:
Retirement	$137.8	$123.9
Annuities	54.3	36.4
Investment Management	30.1	33.0
Insurance Solutions:
Individual Life	50.8	55.0
Employee Benefits	12.4	15.6
Total Ongoing Business	285.4	263.9
Corporate	(50.1)	(48.4)
Closed Blocks:
Closed Block Institutional Spread Products	22.1	22.1
Closed Block Other	(0.7)	2.2
Total Closed Blocks (1)	21.4	24.3
Total operating earnings before income taxes	$256.7	$239.8

Adjustments:
Closed Block Variable Annuity	(477.1)	(907.7)
Net investment gains (losses) and related charges and adjustments	41.8	60.3
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	3.1	137.4
Loss related to businesses exited through reinsurance or divestment	(16.9)	(12.6)
Income (loss) attributable to noncontrolling interests	(13.5)	(15.6)
Other adjustments to operating earnings	(8.4)	(14.5)
Income (loss) before income taxes	$(214.3)	$(512.9)
(1) Our Closed Block Variable Annuity segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within operating earnings before income taxes.

The following table presents the relative contributions of each segment to operating revenues for the periods indicated and a reconciliation of operating revenues to Total revenues:

	Three Months Ended March 31,
($ in millions)	2013	2012
Retirement Solutions:
Retirement	$583.2	$580.4
Annuities	307.6	351.2
Investment Management	131.9	130.6
Insurance Solutions:
Individual Life	687.1	712.0
Employee Benefits	318.1	313.3
Total Ongoing Business	2,027.9	2,087.5
Corporate	17.1	14.2
Closed Blocks:
Closed Block Institutional Spread Products	38.3	43.0
Closed Block Other	7.2	10.4
Total Closed Blocks(1)	45.5	53.4
Total operating revenues	$2,090.5	$2,155.1

Adjustments:
Closed Block Variable Annuity	(444.0)	(978.8)
Net realized investment gains (losses) and related charges and adjustments	30.4	103.3
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	20.6	125.3
Revenues related to businesses exited through reinsurance or divestment	(12.1)	7.5
Revenues (loss) attributable to noncontrolling interests	40.3	21.3
Other adjustments to operating revenues	92.9	51.6
Total revenues	$1,818.6	$1,485.3
(1) Our Closed Block Variable Annuity segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within operating revenues.

Notable Items

We believe the following table will help investors identify more easily some of the larger causes of changes in our operating earnings before income taxes during the periods discussed. The table highlights notable items that are included in operating earnings before income taxes from the following categories: (1) large gains or losses that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking). In addition, we included the historic interest expense because interest expense has changed meaningfully over the period given the changes in debt. There may be other items not included in the following table that caused increases (decreases) in operating earnings before taxes for the periods presented. See the descriptions within the “Results of Operations” section for a more comprehensive discussion of the causes of changes in operating earnings before income taxes.

	Three Months Ended March 31,
($ in millions)	2013	2012
Interest expense (including interest rate swap settlements)	$(41.9)	$(16.7)
DAC/VOBA and other intangibles unlocking	7.3	(20.9)

The following table presents the adjustment to income (loss) before taxes related to total investment gains (losses) and the related net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Other-than-temporary impairments	$(11.0)	$(6.9)
CMO-B fair value adjustments(1)	(33.2)	(15.7)
Gains (losses) on the sale of securities	20.5	137.8
Other, including changes in the fair value of derivatives	66.1	9.0
Total investment gains (losses)	42.4	124.2
Net amortization of DAC/VOBA and other intangibles on above	12.9	(42.0)
Net investment gains (losses), including Closed Block Variable Annuity	55.3	82.2
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	13.5	21.9
Net investment gains (losses)	$41.8	$60.3
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to income (loss) before taxes related to guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes Closed Block Variable Annuity.

	Three Months Ended March 31,
($ in millions)	2013	2012
Gain (loss), excluding nonperformance risk	$16.1	$225.9
Gain (loss) due to nonperformance risk	(4.1)	(100.5)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	12.0	125.4
Net amortization of DAC/VOBA and sales inducements	(8.9)	12.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$3.1	$137.4

Terminology Definitions

Net realized capital gains (losses), net realized investment gains (losses) and related charges and adjustments and net guaranteed benefit hedging losses and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Income (Loss)

Net investment income decreased $78.7 million from $1,277.4 million to $1,198.7 million, primarily due to lower investment income resulting from investment portfolio changes during 2012 to improve capital, such as the sale of CMO-B and alternative investment portfolio assets, as well as a decline in average assets in our Closed Block Institutional Spread Products and Annuities segments. The decline in the assets of the Closed Block Institutional Spread Products is due to the continued run-off of this business. The decline in the assets of the Annuities segment is due to certain Multi Year Guarantee Annuities ("MYGAs"), mostly sold in 2002, which reached the end of their guarantee period in 2012. Most of these MYGAs had high crediting rates and the supporting assets generated returns below the targets set when the contracts were issued, which negatively impacted returns in our Annuities segment. During the year ended December 31, 2012, approximately $3.0 billion of the MYGAs reached the end of their current guarantee period, and approximately 66% of those policies up for renewal lapsed. The high lapse rate was expected as renewal crediting rates offered were lower than the credited rates during the initial term. While the continued run-off of these MYGA contracts has enhanced and will continue to enhance the margin of our Annuities segment, the impact was most significant during 2012, when a large number of the policies reached the end of their guarantee period.

Fee income increased $2.9 million from $889.0 million to $891.9 million, primarily due to increases in fees in our Retirement and Annuity segments due to higher separate account and institutional/mutual fund AUM, offset by lower net contractual charges in our Individual Life segment as a result of lower secondary guarantee product sales.

Premiums increased $10.3 million from $461.6 million to $471.9 million, primarily due to higher renewal premiums resulting from growth in in-force of our Insurance Solutions business.

Net realized capital losses decreased $375.1 million from $(1,249.9) million to $(874.8) million, primarily due to changes in fair value of guaranteed benefit derivatives due to nonperformance risk, changes in fair value of derivatives from the Closed Block Variable Annuity segment liability hedges, and lower losses on the CHO program, offset by lower gains on guaranteed benefit derivatives, excluding nonperformance risk and lower net realized investment gains.

Changes in the fair value of guaranteed benefit derivatives in our Retirement, Annuities and Closed Block Variable Annuity segments due to nonperformance risk resulted in a decrease in net realized capital losses of $561.2 million. The changes in derivative gains (losses) from the Closed Block Variable Annuity guarantee hedge program reduced the loss by $439.6 million, due to losses in the current period that were not as significant as losses in the prior year period as a result of lower equity market growth as well as interest rate movements. In addition, lower losses of $128.9 million on the CHO program resulted from lower equity market growth and lower notional amounts for hedging the associated underlying risk in the current period compared to the prior year period. The hedge program in the Closed Block Variable Annuity segment focuses on protecting regulatory and rating agency capital from equity market movements rather than mitigating earnings volatility.

The lower losses in the current period are partially offset by $693.7 million in lower gains from changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk within our Retirement, Annuities and Closed Block Variable Annuity segments. Gains on guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business were higher in the prior year period due to a reduction in expected future guaranteed interest rates on certain Stabilizer contracts. Lower gains in our Closed Block Variable Annuity segment were driven by lower equity market growth, interest rate movements and unfavorable changes in volatility in the current period compared to the prior year period. In addition, lower net realized investment gains were mostly due to a $117.3 million reduction in gains on the sale of securities compared to the prior year period, offset by higher derivative mark to market adjustments.

Other revenue increased $6.6 million from $89.0 million to $95.6 million due to changes in contractual amounts paid to/from retirement plan customers upon surrender and an increase in service fees earned by our Investment Management segment. Partially offsetting these increases were lower surrender fees on the Closed Block Variable Annuity segment as that business declined.

Interest credited and other benefits to contract owners/policyholders increased $43.2 million from $1,018.2 million to $1,061.4 million, primarily due to an increase in guaranteed benefit reserves in our Closed Block Variable Annuity segment driven by less favorable fund returns in the current period compared to the prior year period. An increase in reserves in our Insurance Solutions business also contributed to the increase, primarily due to higher business volumes and higher loss ratios in group life, partially offset by lower volumes in group stop loss. These increases were partially offset by a decrease in interest credited in our Retirement Solutions business due to declining reserves for MYGAs as well as lower crediting rates across several product lines, declining contract owner account balances for the Closed Block Institutional Spread Products segment, and favorable development in our Incurred But Not Reported ("IBNR") reserves in our Insurance Solutions business.

Net amortization of DAC/VOBA decreased $43.2 million from $173.7 million to $130.5 million. The decrease is primarily driven by a decrease in amortization in our Retirement segment due to lower realized gains in the current period compared to the prior period. The Annuities segment also contributed to the favorable decline, primarily driven by unfavorable unlocking in the prior period due to a decrease in projected investment margins on the MYGA block.

Loss before income taxes decreased $298.6 million from $512.9 million to $214.3 million, driven primarily by changes in the fair value of guaranteed benefit derivatives due to nonperformance risk and lower losses on the CHO program. Improved results from the Annuities segment also contributed to the favorable change, driven by unfavorable DAC/VOBA and other intangibles unlocking in the prior year period, as well as lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals. These improvements were offset by lower gains on guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business, an increase in net losses related to the incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk in our Closed Block Variable Annuity segment, and lower net realized investment gains.

Income tax expense (benefit) increased $3.3 million from $7.9 million to $11.2 million . We anticipate a low effective tax rate as the tax expense (benefit) on most of our net income (loss) before income taxes should be offset by increases/decreases in valuation allowances. We anticipate a tax expense (benefit) on tax-based capital gains (losses).

Operating Earnings (Loss) before Income Taxes

Operating earnings before income taxes increased $16.9 million from $239.8 million to $256.7 million, primarily due to improved performance in our Retirement Solutions businesses. Higher operating earnings for the Retirement segment was driven by higher fee income and net investment income due to an increase in AUM, along with decreases in operating expenses and interest credited. The Annuities segment also contributed to the improved operating result, driven primarily by unfavorable DAC/VOBA and other intangibles unlocking in the prior period, as well as lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Closed Block Variable Annuity is discussed in “-Results of Operations-Segment by Segment-Closed Block Variable Annuity.”

Net investment gains decreased $18.5 million from $60.3 million to $41.8 million, primarily driven by lower gains on the sale of securities and higher losses on fair value adjustments on our CMO-B portfolio, partially offset by higher derivative mark to market adjustments.

Net guaranteed benefit hedging gains and related charges and adjustments decreased by $134.3 million from $137.4 million to $3.1 million. The decrease was driven primarily by lower gains on guaranteed benefit derivatives, excluding nonperformance risk due to a reduction in expected future guaranteed interest rates on certain Stabilizer contracts occurring in the prior year period that did not repeat. This was partially offset by changes in the fair value of guaranteed benefit derivatives related to nonperformance risk.

Losses related to businesses exited through reinsurance or divestment increased $4.3 million from $(12.6) million to $(16.9) million primarily due to higher liquidity associated with the business transferred from us to Hannover Re.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments as our ongoing businesses. The following table presents operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating earnings before income taxes	$285.4	$263.9

The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
DAC/VOBA and other intangibles unlocking	$7.3	$(20.9)

Ongoing Business - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating earnings before income taxes increased $21.5 million from $263.9 million to $285.4 million primarily due to improved performance in our Retirement Solutions businesses. Higher operating earnings for the Retirement segment was driven by higher fee income and net investment income due to an increase in AUM, along with decreases in operating expenses and interest credited. The Annuities segment also contributed to the improved operating result, driven primarily by unfavorable DAC/VOBA and other intangibles unlocking in the prior year period, as well as lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$388.9	$388.1
Fee income	183.8	177.1
Premiums	0.5	0.5
Other revenue	10.0	14.7
Total operating revenues	583.2	580.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	204.6	208.4
Operating expenses	204.0	213.9
Net amortization of DAC/VOBA	36.8	33.8
Interest expense	—	0.4
Total operating benefits and expenses	445.4	456.5
Operating earnings before income taxes	$137.8	$123.9

The following table presents certain notable items that resulted in the volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
DAC/VOBA and other intangibles unlocking	$3.0	$3.8

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	March 31,
($ in millions)	2013	2012
Corporate market	$35,441.2	$31,680.7
Tax exempt market	49,269.4	45,304.0
Total full service plans	84,710.6	76,984.7
Stable value(1)	8,279.7	5,838.4
Individual market	2,612.0	2,256.7
Total AUM	95,602.3	85,079.8
AUA	223,034.6	215,848.5
Total AUM and AUA	$318,636.9	$300,928.3
(1) Consists of assets where we are the investment manager.

	March 31,
($ in millions)	2013	2012
General Account	$27,387.8	$25,784.5
Separate Account	52,516.8	47,053.1
Mutual Fund/Institutional Funds	15,697.7	12,242.2
AUA	223,034.6	215,848.5
Total AUM and AUA	$318,636.9	$300,928.3

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Balance as of beginning of period	$90,471.2	$79,477.7
Deposits	3,730.9	3,142.1
Surrenders, benefits and product charges	(2,311.5)	(2,522.5)
Net flows	1,419.4	619.6
Interest credited and investment performance	3,711.7	4,982.5
Balance as of end of period	$95,602.3	$85,079.8

Retirement - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues

Net investment income and net realized gains (losses) increased $0.8 million from $388.1 million to $388.9 million primarily due to growth of general account assets. General account assets increased from $25.8 billion to $27.4 billion as of March 31, 2013 compared to March 31, 2012. The uncertainty in the equity market resulted in participants transferring funds from variable investment options into the fixed investment option during 2012, which contributed to an increase in average general account assets. The increase was mostly offset by lower investment income as a result of portfolio restructuring in the second and third quarters of 2012 and lower reinvestment rates.

Fee income increased $6.7 million from $177.1 million to $183.8 million primarily due to increases in full service retirement plan fees and change order fees for the recordkeeping business. The increase in fees related to the full service retirement plans was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to terminated contracts.

Other revenue decreased $4.7 million from $14.7 million to $10.0 million primarily due to a change in contractual amounts paid to/from retirement plan sponsors upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $3.8 million from $208.4 million to $204.6 million primarily due to a decrease in average credited rates on general account liabilities, due to actions taken in 2012 and in January of 2013 to reflect the continuing low interest rate environment. This decrease was offset by an increase in general account liabilities, which correspond to the increase in general account assets as described above.

Operating expenses decreased $9.9 million from $213.9 million to $204.0 million primarily driven by lower variable compensation expense as well as lower operating expenses for the recordkeeping business.

Net amortization of DAC/VOBA increased $3.0 million from $33.8 million to $36.8 million primarily as a result of higher amortization due to higher gross profits in the current period.

Operating earnings before income taxes was higher for the current period compared to the same period in the prior year. Decreases in operating expenses and interest credited and other benefits to contract owners/policyholders, along with higher fee income and net investment income due to an increase in AUM, contributed to the improved results.

Retirement Solutions-Annuities

The following table presents operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$287.1	$329.0
Fee income	9.9	7.4
Premiums	7.8	11.8
Other revenue	2.8	3.0
Total operating revenues	307.6	351.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	184.4	241.9
Operating expenses	31.0	31.2
Net amortization of DAC/VOBA	37.9	41.6
Interest expense	—	0.1
Total operating benefits and expenses	253.3	314.8
Operating earnings before income taxes	$54.3	$36.4

The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
DAC/VOBA and other intangibles unlocking	$7.0	$(20.3)

The following table presents AUM for our Annuities segment as of the dates indicated:

	March 31,
($ in millions)	2013	2012
AUM:
General account	$22,772.4	$24,770.2
Separate account	780.1	795.5
Mutual funds	2,675.5	2,026.9
Total AUM	$26,228.0	$27,592.6

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Balance at beginning of period	$26,101.0	$27,690.2
Deposits	554.8	596.1
Surrenders, benefits and product charges	(775.1)	(1,107.7)
Net flows	(220.3)	(511.6)
Interest credited and investment performance	347.3	414.0
Balance as of end of period	$26,228.0	$27,592.6

Annuities - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues

Net investment income and net realized gains (losses) decreased $41.9 million from $329.0 million to $287.1 million primarily due to lower general account assets and lower investment income on CMO-B and alternative investment portfolios. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to crediting rates that were lower than the crediting rates during their initial term. In addition, investment income on CMO-B and alternative investment portfolios was lower due to market conditions and portfolio restructuring in 2012.

Fee income increased $2.5 million from $7.4 million to $9.9 million due to growth in assets of mutual fund custodial products which are sold by the annuity distribution force as an alternative retirement product. Assets of mutual fund custodial products increased from $2.0 billion as of March 31, 2012 to $2.7 billion as of March 31, 2013, or growth of 35%, due to positive net flows and improved market performance.

Premiums decreased $4.0 million from $11.8 million to $7.8 million due to lower sales of immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $57.5 million from $241.9 million to $184.4 million. The decrease was primarily due to lapses of MYGAs in 2012, which resulted in a decrease to average account values as well as lower crediting rates on MYGA renewals. Lower option costs of FIAs also contributed to the decrease in addition to lower amortization of sales inducements and favorable mortality on annuities with life contingencies.

Net amortization of DAC/VOBA decreased $3.7 million from $41.6 million to $37.9 million primarily due to changes in unlocking of DAC/VOBA that were partially offset by higher amortization of DAC/VOBA. Unlocking was favorable in the current period compared to unfavorable unlocking in the prior year period, which was primarily due to a decrease in the projected margins on the MYGA policies in 2012. Excluding unlocking, the increase in DAC/VOBA amortization was due to higher gross profits in the current period and an increase in the amortization rate.

Operating earnings before income taxes

Operating earnings before taxes increased $17.9 million from $36.4 million to $54.3 million primarily driven by unfavorable DAC/VOBA and other intangibles unlocking in the prior year period, lower interest credited and other benefits to contract owners/policyholders, partially offset by a decline in net investment income.

Investment Management

The following table presents operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$2.8	$5.4
Fee income	121.7	117.9
Other revenue	7.4	7.3
Total operating revenues	131.9	130.6
Operating benefits and expenses:
Operating expenses	101.8	97.6
Total operating benefits and expenses	101.8	97.6
Operating earnings before income taxes	$30.1	$33.0

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2013	2012
Investment Management intersegment revenues	$39.3	$40.1

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	March 31,
($ in millions)	2013	2012
AUM:
Institutional/retail
Investment Management sourced	$58,002.1	$49,754.9
Affiliate sourced(1)	49,658.0	44,050.0
General account	79,965.9	77,121.7
Total AUM	187,626.0	170,926.6
AUA:
Affiliate sourced(2)	55,732.5	58,136.6
Total AUM and AUA	$243,358.5	$229,063.2
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net Flows
Investment Management sourced	$2,630.7	$(186.0)
Affiliate sourced	546.8	3,844.9
Total	$3,177.5	$3,658.9

Investment Management - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues

Net investment income and net realized gains (losses) decreased $2.6 million from $5.4 million to $2.8 million primarily due to lower alternative investment income partially due to valuation adjustments.

Fee income increased $3.8 million from $117.9 million to $121.7 million primarily due to an increase in AUM resulting in higher management and administrative fees earned.

Operating benefits and expenses

Operating expenses increased $4.2 million from $97.6 million to $101.8 million primarily as a result of higher variable compensation costs.

Operating earnings before income taxes

The overall decrease in operating earnings of $2.9 million was primarily driven by higher variable compensation costs and lower net investment income, which were partially offset by an increase in fee income.

Insurance Solutions - Individual Life

The following table presents operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$216.9	$247.0
Fee income	276.8	283.3
Premiums	185.8	179.4
Other revenue	7.6	2.3
Total operating revenues	687.1	712.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	501.6	504.8
Operating expenses	90.9	97.0
Net amortization of DAC/VOBA	42.9	50.6
Interest expense	0.9	4.6
Total operating benefits and expenses	636.3	657.0
Operating earnings before income taxes	$50.8	$55.0

The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
DAC/VOBA and other intangibles unlocking	$(2.7)	$(4.4)

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Sales by Product Line:
Universal life:
Guaranteed	$0.5	$22.2
Accumulation	4.0	6.1
Indexed	6.8	5.1
Total universal life	11.3	33.4
Variable life	2.7	1.2
Term	15.2	33.7
Total sales by product line	$29.2	$68.3

Total gross premiums	$498.6	$598.7
End of period:
In-force face amount	$608,843.8	$581,725.6
In-force policy count	1,350,278	1,327,381
New business policy count (paid)	16,137	34,054

Individual Life - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues

Net investment income and net realized gains (losses) decreased $30.1 million from $247.0 million to $216.9 million primarily due to lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012 and lower yields on commercial mortgages.

Fee income decreased $6.5 million from $283.3 million to $276.8 million primarily due to lower net contractual charges resulting from a reduction of secondary guarantee product sales. This was partially offset by higher cost of insurance fees due to favorable persistency on the universal life block.

Premiums increased $6.4 million from $179.4 million to $185.8 million due to continued growth in renewal premiums for term life business partially offset by lower first year premiums as a result of lower term sales.

Other revenue increased $5.3 million from $2.3 million to $7.6 million due primarily to the restructuring of certain reinsurance facilities and increased surrender fees.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $3.2 million from $504.8 million to $501.6 million primarily due to favorable IBNR reserve development in the current period partially offset by higher gross claims on the term block and unfavorable intangible unlocking.

Operating expenses decreased $6.1 million from $97.0 million to $90.9 million primarily due to lower sales related expenses partially offset by increased credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $7.7 million from $50.6 million to $42.9 million primarily due to favorable unlocking, excluding intangible unlocking, in the current period compared to unfavorable unlocking in the prior period. In addition, there was lower amortization in the current period driven by lower gross profits on the universal life block and lower term sales.

Interest expense decreased $3.7 million from $4.6 million to $0.9 million primarily due to the novation and recapture of certain surplus notes in late 2012.

Operating earnings before income taxes

Operating earnings before income taxes decreased due to lower investment income on the CMO-B and alternative investment portfolios and higher gross claims on the term block. Partially offsetting these items were favorable IBNR development, higher term renewal premiums and lower operating expenses due to lower sales.

Insurance Solutions - Employee Benefits

The following table presents operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$28.4	$31.7
Fee income	15.8	15.4
Premiums	274.9	268.4
Other revenue	(1.0)	(2.2)
Total operating revenues	318.1	313.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	242.6	234.0
Operating expenses	60.0	61.2
Net amortization of DAC/VOBA	3.1	2.5
Total operating benefits and expenses	305.7	297.7
Operating earnings before income taxes	$12.4	$15.6

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Sales by Product Line:
Group life	$44.0	$25.3
Group stop loss	89.7	112.3
Other group products	12.7	9.6
Total group products	146.4	147.2
Voluntary products	10.3	7.4
Total sales by product line	$156.7	$154.6

Total gross premiums and deposits	$319.5	$312.8
Total annualized in-force premiums	1,316.2	1,308.1

Loss Ratios:
Group life (interest adjusted)	85.4%	82.8%
Group stop loss	77.6%	76.2%

Employee Benefits - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating revenues

Net investment income and net realized gains (losses) decreased $3.3 million from $31.7 million to $28.4 million primarily due to lower investment income on the CMO-B and alternative investment portfolios resulting from portfolio restructuring in the second and third quarters of 2012.

Premiums increased $6.5 million from $268.4 million to $274.9 million primarily due to higher group life and voluntary whole life premiums resulting from higher sales and in-force blocks. These increases were partially offset by lower group stop loss premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $8.6 million from $234.0 million to $242.6 million primarily due to higher business volumes and higher loss ratios in group life, partially offset by lower volumes in group stop loss.

Operating earnings before income taxes

Operating earnings before income taxes declined primarily due to increased benefit costs, driven by higher business volumes in the group life block, higher loss ratios, and lower investment income resulting from portfolio restructuring in 2012. Partially offsetting these items were higher premiums resulting from higher sales and in-force blocks.

Corporate

The following table presents operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Interest expense (including interest rate swap settlements)	$(41.9)	$(16.7)
Closed Block Variable Annuity contingent capital LOC	(12.8)	(18.9)
Amortization of intangibles	(8.8)	(8.7)
Other	13.4	(4.1)
Operating earnings before income taxes	$(50.1)	$(48.4)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the operating segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating earnings before income taxes changed $1.7 million from $(48.4) million to $(50.1) million primarily due to an increase in interest expense, mostly offset by a decrease in operating expenses. Interest expense increased due to additional interest and debt issuance costs associated with the debt entered into subsequent to the first quarter of 2012. Operating expenses were higher during the prior year period due to upfront costs associated with the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment, as well as an accrual for a contingency.

Closed Blocks

The following table presents operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Closed Block Institutional Spread Products	$22.1	$22.1
Closed Block Other	(0.7)	2.2
Operating earnings before income taxes	$21.4	$24.3

The following table presents operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$38.0	$42.9
Premiums	0.6	0.6
Other revenue	(0.3)	(0.5)
Total operating revenues	38.3	43.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	13.5	17.4
Operating expenses	2.6	2.8
Net amortization of DAC/VOBA	0.1	0.1
Interest expense	—	0.6
Total operating benefits and expenses	16.2	20.9
Operating earnings before income taxes	$22.1	$22.1

The following table presents operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$6.0	$8.2
Fee income	—	0.1
Premiums	0.9	1.7
Other revenue	0.3	0.4
Total operating revenues	7.2	10.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	6.8	7.0
Operating expenses	1.1	1.2
Total operating benefits and expenses	7.9	8.2
Operating earnings before income taxes	$(0.7)	$2.2

Closed Blocks - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes remained unchanged at $22.1 million although the block size continues to decrease. The average block size based on AUM declined approximately 28%, from $5.4 billion as of March 31, 2012 to $3.9 billion as of March 31, 2013. As a result, net investment income and interest credited and other benefits to contract owners/policyholders decreased. The decrease in net investment income was partially offset by higher accretion income on previously impaired securities, which is unlikely to recur at similar levels in the future.

Closed Block Other

Operating earnings before income taxes decreased $2.9 million from $2.2 million to $(0.7) million mainly due to a reduction in investment income and premiums, partially offset by a decrease in expenses, resulting from the continuing run-off of this segment.

Closed Block Variable Annuity

The following table presents income (loss) before income taxes of our Closed Block Variable Annuity segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Revenues:
Net investment income	$18.4	$17.4
Fee income	309.3	310.3
Net realized capital gains (losses)	(776.4)	(1,313.3)
Other revenue	4.7	6.8
Total revenues	(444.0)	(978.8)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(94.1)	(196.3)
Operating expenses and interest expense	112.2	110.2
Net amortization of DAC/VOBA	15.0	15.0
Total benefits and expenses	33.1	(71.1)
Income (loss) before income taxes	$(477.1)	$(907.7)

The following table presents certain notable items that result in volatility in income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(453.9)	$(316.5)
Gain (losses) related to CHO program	(158.5)	(287.4)
Gain (loss) due to nonperformance risk	(106.7)	(571.5)
Net investment gains (losses)	13.5	21.9
DAC/VOBA and other intangibles unlocking and loss recognition	(0.2)	0.2

The following table presents AUM for our Closed Block Variable Annuity segment as of the dates indicated:

	March 31,
($ in millions)	2013	2012
AUM
General account	$1,272.1	$1,107.2
Separate account	43,274.5	44,026.6
Total AUM	$44,546.6	$45,133.8

The following table presents a rollforward of AUM for our Closed Block Variable Annuity segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Balance at beginning of period	$43,198.4	$42,645.5
Deposits	131.8	125.4
Surrenders, benefits and product charges	(1,075.6)	(1,021.8)
Net flows	(943.8)	(896.4)
Interest credited and investment performance	2,292.0	3,384.7
Balance as of end of period	$44,546.6	$45,133.8

Closed Block Variable Annuity - Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

The loss before income taxes decreased $430.6 million, from $907.7 million to $477.1 million, primarily due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and favorable variances in our CHO program, which is designed to protect regulatory reserves and rating agency capital from equity movement. The current period results included a loss of $106.7 million due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, compared to a loss of $571.5 million in the prior year period. Lower equity market growth, coupled with a lower notional position, led to a decrease in losses on our CHO program, which declined by $128.9 million, from a loss of $287.4 million to a loss of $158.5 million.

Partially offsetting these items was an increase in net losses related to the incurred guaranteed benefits and our guarantee hedge program, which worsened to a loss of $453.9 million in the current period compared to a loss of $316.5 million in the prior year period. The $137.4 million unfavorable variance was primarily a result of less favorable changes in volatility partially offset by slightly lower equity market growth. The net gain (loss) of our incurred guaranteed benefits and the results of our variable annuity guarantee hedge program will vary from period to period primarily because our variable annuity guarantee hedge program is set based on market consistent valuation techniques for equity risks and for certain interest rate risks, rather than mitigating earnings volatility.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the NAV of these funds.

The following table presents the investment income for the months ended March 31, 2013 and March 31, 2012, respectively, and the average assets of alternative investments as of the dates indicated:

	March 31,
($ in millions)	2013	2012
Retirement
Alternative investment income	$7.9	$24.9
Average alternative investment	256.0	670.2
Annuities
Alternative investment income	4.4	12.3
Average alternative investment	189.2	358.5
Investment Management
Alternative investment income	2.8	5.4
Average alternative investment	120.8	86.3
Individual Life
Alternative investment income	3.4	5.8
Average alternative investment	132.1	235.7
Employee Benefits
Alternative investment income	0.6	2.6
Average alternative investment	23.6	69.4
Total Ongoing Business
Alternative investment income	19.1	51.0
Average alternative investment	721.7	1,420.1
Corporate
Alternative investment income	2.7	5.1
Average alternative investment	98.1	90.5
Closed Blocks(1)
Alternative investment income	1.8	4.6
Average alternative investment	62.4	120.6
Total ING US
Alternative investment income	23.6	60.7
Average alternative investment	$882.2	$1,631.2
(1) Our Closed Block Variable Annuity segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles

Changes in operating earnings before income taxes and net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, DSI, and URR. The DAC asset represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are direct incremental costs of contract acquisition, as well as certain costs related directly to acquisition activities. Such costs consist principally of certain commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. The VOBA asset represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. We amortize VOBA over the estimated life of the contracts using the same methodology and assumptions employed to amortize DAC. The DSI asset represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contracts' expected ongoing crediting rates for periods after the inducement. We defer sales inducements and amortize them over the life of the contracts using the same methodology and assumptions employed to amortize DAC. (The amortization of sales inducements is included in Interest credited and other benefits to contract owners/policyholders.) In addition, a URR liability is recorded related to variable universal life and universal life products and represents policy charges for services to be provided in future periods. These policy charges are deferred as unearned revenue and amortized over the expected life of the contracts in proportion to the estimated gross profits in a manner consistent with DAC for these products. The change in URR is included in Fee income.

Generally, we amortize DAC/VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the Closed Block Variable Annuity segment, we amortize DAC, VOBA and DSI in relation to the emergence of estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA, DSI and URR are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangible" unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three months ended March 31, 2013 and 2012.

The following table presents the amount of DAC, VOBA, DSI and URR ("DAC/VOBA and other intangibles") unlocking that is included in segment operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Retirement	$3.0	$3.8
Annuities	7.0	(20.3)
Individual Life	(2.7)	(4.4)
Total DAC/VOBA and other intangibles unlocking	$7.3	$(20.9)

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows to meet the cash requirements of operating, investing and financing activities. Capital refers to our long-term financial resources available to support the business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the capital markets and the alternate sources of liquidity and capital described herein.

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, contract deposits and securities lending. Primary uses of these funds are payments of policyholder benefits commissions and operating expenses, interest credits, investment purchases and contract maturities, withdrawals and surrenders.

Parent Company Sources and Uses of Liquidity

In evaluating liquidity it is important to distinguish the cash flow needs of ING U.S., Inc. from the cash flow needs of the Company as a whole. ING U.S., Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to ING U.S., Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by ING U.S., Inc.’s access to the $750.0 million revolving credit sublimit of its Revolving Credit Agreement, ING U.S., Inc.’s $3.0 billion commercial paper program and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

ING U.S., Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2013	2012
Beginning cash and cash equivalents balance	$357.5	$1.3
Sources:
Proceeds from issuance of commercial paper, net of repayments	—	125.4
Proceeds from loans from subsidiaries, net of repayments	23.9	—
Repayment of loans to subsidiaries, net of new issuances	—	16.7
Amounts received from subsidiaries under tax sharing arrangements, net	198.3	—
Proceeds from 2018 Notes offering	998.3	—
Other, net	—	14.7
Total sources	1,220.5	156.8
Uses:
Payment of interest expense	29.6	3.3
Repayments of loans from subsidiaries, net of new issuances	—	135.2
Repayment of commercial paper, net of issuances	188.0	—
Repayment of credit facility borrowings	925.0	—
New issuances of loans to subsidiaries, net of repayments	34.9	—
Amounts paid to subsidiaries under tax sharing arrangements, net	—	19.1
Other, net	16.3	—
Total uses	1,193.8	157.6
Net increase (decrease) in cash and cash equivalents	26.7	(0.8)
Ending cash and cash equivalents balance	$384.2	$0.5

Liquidity

We manage liquidity through access to substantial investment portfolios as well as a variety of other sources of liquidity including committed credit facilities and securities lending and repurchase agreements. Our asset-liability management ("ALM") process takes into account the expected maturity of investments and expected benefit payments as well as the specific nature and risk profile of the liabilities, including variable products with guarantees. As part of our liquidity management process, we model different scenarios to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance and implications of rating agency actions.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws applicable to our insurance subsidiaries, domiciled in Colorado, Connecticut, Iowa and Minnesota (collectively, “principal insurance subsidiaries”), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. For a summary of applicable laws and regulations governing dividends, see the Shareholder's Equity Note and Dividend Restrictions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, our principal insurance subsidiaries received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to pay extraordinary distributions to ING U.S., Inc. or Lion Connecticut Holdings Inc. (“Lion Holdings”), a wholly owned subsidiary of ING U.S.,

Inc., in the aggregate amount of $1.434 billion contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013. The Company's estimated risk-based capital ("RBC") ratio on a combined basis would have been 451% as of March 31, 2013, after giving effect to the extraordinary dividend. Prior to the extraordinary dividend, the estimated RBC ratio on a combined basis is 556% as of March 31, 2013.

In addition, on May 8, 2013, our principal insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and will be reflected in their second quarter statutory financial statements.

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of ING U.S., Inc. and of its insurance company subsidiaries and general macroeconomic conditions. The following table summarizes our borrowing activities for the three months ended March 31, 2013:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Short-Term Debt:
Commercial paper	$192.0	$474.9	$(662.9)	$—	$4.0
Current portion of long-term debt	872.6	—	(604.3)	48.9	317.2
Total short-term debt	$1,064.6	$474.9	$(1,267.2)	$48.9	$321.2
Long-Term Debt:
Debt securities in issue	$1,500.4	$998.3	$—	$0.3	$2,499.0
Borrowings from ING V	500.0	—	—	—	500.0
Windsor property loan	4.9	—	—	—	4.9
Syndicated Bank Term Loan(1)	1,350.0	—	(925.0)	—	425.0
Surplus notes(2)	688.4	—	(359.3)	—	329.1
Subtotal	$4,043.7	$998.3	$(1,284.3)	$0.3	$3,758.0
Less: Current portion of long-term debt	872.6	—	(604.3)	48.9	317.2
Total long-term debt	$3,171.1	$998.3	$(680.0)	$(48.6)	$3,440.8
(1) On May 21, 2013, the outstanding loan balance for the Syndicated Bank Term Loan was repaid in full.
(2) On April 19, 2013, the Whisperingwind III surplus note of $329.1 million was repaid in full.

Commercial Paper

ING U.S., Inc. has a commercial paper program with an authorized capacity of $3.0 billion. Our commercial paper borrowings have been generally used to fund the working capital needs of our subsidiaries and provide short-term liquidity to us. Outstanding commercial paper borrowings were $4.0 million and $192.0 million at March 31, 2013 and December 31, 2012, respectively. The issuances under this program benefit from a full and irrevocable guarantee provided by ING V. We pay ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. We reduced the balance of commercial paper outstanding under the commercial paper program to zero prior to completion of the IPO, and expect to terminate this program.

Debt Securities

As of March 31, 2013 and December 31, 2012, Lion Holdings had outstanding $138.7 million par amount of 6.75% Debentures due September 15, 2013, $163.0 million par amount of 7.25% Debentures due August 15, 2023, $235.1 million par amount of 7.63% Debentures due August 15, 2026 and $108.0 million par amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), all of which were issued by a predecessor of Lion Holdings and assumed in connection with our acquisition of Aetna's life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million par amount of 8.42% Series B Capital Securities due April 1, 2027 (the "ING USA Notes"). ING Group guarantees all of the foregoing debt securities with the exception of the $13.0 million par amount Series B Capital Securities. Both the Aetna Notes and the ING USA Notes benefit from a guarantee by ING U.S., Inc.

Concurrent with the completion of our IPO, we entered into a shareholder agreement with ING Group that governs certain aspects of our continuing relationship. We agreed to reduce the aggregate outstanding principal amount of Aetna Notes to:

•	no more than $400.0 million as of December 31, 2015;

•	no more than $300.0 million as of December 31, 2016;

•	no more than $200.0 million as of December 31, 2017;

•	no more than $100.0 million as of December 31, 2018;

•	and zero as of December 31, 2019.

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; a letter of credit meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than the Company or its subsidiaries).

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

On July 13, 2012, we issued $850.0 million of 2022 Notes. The 2022 Notes are guaranteed by Lion Holdings. We pay interest semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets LLC, a non-subsidiary affiliate of ING U.S., Inc., served as Joint Book Running Manager and was paid $0.3 million for its services. We used the proceeds of the 2022 Notes to repay $500.0 million of the direct borrowings under the Revolving Credit Agreement (see Senior Unsecured Credit Facility below). The remaining proceeds of the 2022 Notes were used for general corporate purposes, including the retirement of commercial paper.

On February 11, 2013, ING U.S., Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 in a private placement with registration rights (the “2018 Notes”). The 2018 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. During the three months ended March 31, 2013, we used the proceeds of the 2018 Notes to repay $850.0 million of the borrowings under the Syndicated Bank Term Loan. We will use the remaining proceeds of the 2018 Notes for general corporate purposes including retirement of outstanding commercial paper. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager and was paid $0.3 million for its services. As a result of the issuance of the 2018 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement of the Senior Unsecured Credit Facility was reduced by 50% of the issuance to the minimum of $750.0 million.

The Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 365 days after the date of the 2022 Note and 2018 Note issuances, or; if earlier, within 30 days after the effectiveness of any registration statement filed by the Company covering the initial public offering of our equity securities. The registration statement will cover the offer to the holders of the notes to exchange the notes for new notes containing terms identical to the notes except for transfer restrictions.

On May 16, 2013, we issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due in 2053 in a private placement with registration rights (the “2053 Notes”). The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

We may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 million of aggregate principal (excluding the principal amount of 2053 Notes held by us or our affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May15, 2023 within 90 days after the occurrence of a “tax event” or “rating agency event”, as defined in the 2053 Notes Offering Memorandum, at a redemption price equal to the principal amount, or, if greater, a ““make-whole redemption price,” as defined in the 2053 Notes Offering Memorandum, plus , in each case accrued and unpaid interest.

We and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 45 days after the date of note issuance, or; if earlier, on the date we file a registration statement covering the exchange of the 2018 Notes and 2022 Notes as discussed above. The registration statement will cover the offer to the holders of the 2053 Notes to exchange the 2053 Notes for new notes containing identical terms except for transfer restrictions.

On May 21. 2013, we used the proceeds of the 2053 Notes for the repayment of the outstanding borrowings of $392.5 million under the Syndicated Bank Term Loan. The remaining proceeds will be used to partially repay the borrowings with ING V.

Surplus Notes

Two of our onshore captive reinsurance subsidiaries, Whisperingwind II, LLC and Whisperingwind III, LLC, issued surplus notes in order to finance insurance reserves assumed. On January 3, 2013, Whisperingwind II, LLC repaid the $359.3 million surplus note.

On April 16, 2013, Whisperingwind III, LLC obtained a LOC of $305.0 million to replace its surplus note. Upon receiving regulatory approval, on April 19, 2013 Whisperingwind III, LLC repaid its $329.1 million surplus note. See the Financing Agreements Note "Surplus Notes" section to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Senior Unsecured Credit Facility

On April 20, 2012, ING U.S., Inc. entered into a $5.0 billion Senior Unsecured Credit Facility with a syndicate of banks. The Senior Unsecured Credit Facility, which is guaranteed by Lion Holdings consists of the $3.5 billion Revolving Credit Agreement and the $1.5 billion Term Loan Agreement. The Revolving Credit Agreement expires on April 20, 2015 and the Term Loan Agreement expires on April 20, 2014.

Term Loan Agreement. The proceeds of the Term Loan Agreement were used to replace financing that was internally funded. ING U.S., Inc. is required to make principal payments totaling 20% of the original borrowing amount over the first 12 months and 30% over the second twelve months with all remaining amounts due by April 20, 2014. During February 2013, we made payments totaling $850.0 million on the Syndicated Bank Term Loan from the proceeds of the 2018 Notes.

Credit Facilities and Subsidiary Credit Support Arrangements

We use credit facilities primarily to provide collateral required under our affiliated reinsurance transactions as well as certain third party reinsurance arrangements to which one of our captive reinsurance subsidiaries is a party. We also issue guarantees and enter into financing arrangements in connection with our affiliated reinsurance transactions. These arrangements are primarily designed to facilitate the financing of excess reserve requirements associated with Statutory Regulations XXX and AG38. Regulation XXX and AG38 require insurers to hold significantly higher levels of reserves on term products and universal life insurance products with secondary guarantees, respectively, than are generally thought to be sufficient.

The following table presents our credit facilities, their dates of expiration, capacity and utilization as of March 31, 2013:

($ in millions)
Obligor / Applicant	Liability Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
ING U.S., Inc.(1)(2)		Unsecured	Committed	04/20/15	$3,500.0	$2,220.8	$1,279.2
	Individual Life					296.0
	Hannover Re block					516.0
	CBVA(4)					1,200.0
	Retirement Solutions					135.0
	Other					73.8
ING U.S., Inc. / SLDI, Roaring River LLC(1)	Individual Life	Unsecured	Uncommitted	02/28/13	1,605.0	15.0	—
SLDI(1)(3)	CBVA(4)	Unsecured	Uncommitted	12/31/31	1,500.0	1,500.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	08/19/21	750.0	750.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/21	750.0	750.0	—
SLDI(1)	Hannover Re block	Unsecured	Committed	12/31/13	825.0	825.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/22	500.0	500.0	—
ING U.S., Inc. / SLDI(1)	Hannover Re block	Unsecured	Uncommitted	06/30/13	300.0	225.6	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/25	475.0	475.0	—
ING U.S., Inc.	Other	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Other	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Individual Life	Unsecured	Committed	06/30/22	1,151.2	488.0	663.2
ING U.S., Inc. / Roaring River II LLC	Individual Life	Unsecured	Committed	12/31/19	995.0	485.0	510.0
Total					$12,628.3	$8,506.2	$2,452.4
(1) Refer to the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q for more information.
(2) On April 16, 2013, $305.0 million of additional LOCs were issued to replace the WWIII Note which was cancelled.
(3) On May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated. See the Subsequent Events Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.
(4) CBVA ("Closed Block Variable Annuity")

Additionally, as of March 31, 2013, Whisperingwind III, LLC had issued $329.1 million of surplus note to a third party bank which would have matured on June 30, 2037. The proceeds of the surplus note are used to fund AG38 reserves of our Individual Life segment. On April 19, 2013, Whisperingwind III, LLC repaid $329.1 million of surplus note in full.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and Closed Block Variable Annuity blocks of business as of March 31, 2013. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX	04/20/15	$296.0	$296.0
ING U.S., Inc.	Credit Facility	Other	06/30/26	15.0	15.0
ING U.S., Inc./Roaring River III LLC	Trust Note	XXX	06/30/22	1,151.2	488.0
ING U.S., Inc. / SLDI	LOC Facility	AG38	12/31/25	475.0	475.0
ING U.S., Inc. / Whisperingwind III LLC(1)	Surplus Notes	AG38	06/30/37	499.0	329.1
ING U.S., Inc. / Roaring River II LLC	LOC Facility	XXX	12/31/19	995.0	485.0
Total				$3,431.2	$2,088.1
(1)On April 19, 2013, Whisperingwind III LLC repaid the surplus note.

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $3.8 billion during the period 2017 - 2020.

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX/AG38	04/20/2015	$516.0	$516.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	08/19/2021	750.0	750.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	11/09/2021	750.0	750.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	12/27/2022	500.0	500.0
SLDI	Collateral Note	XXX/AG38	12/31/2013	825.0	825.0
ING U.S., Inc. / SLDI	LOC Facility	XXX/AG38	06/30/2013	300.0	225.6
Total				$3,641.0	$3,566.6

The peak financing requirement for the Hannover Re block is expected to reach approximately $4.0 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
ING U.S., Inc. / SLDI	Credit Facility	GMWBL/GMIB	04/20/2015	$1,200.0	$1,200.0
Total				$1,200.0	$1,200.0

Of the $1.2 billion LOC outstanding, approximately $425.0 million was required as of March 31, 2013. As the statutory reserve requirements of AG43 react differently to equity and interest market movements than do the funding requirements of the intercompany reinsurance agreement between ING USA Annuity and Life Insurance Company (“ING USA”), another of the Company's wholly-owned subsidiaries, and SLDI, we may utilize LOCs to provide for this difference. The amount of LOCs will vary based on asset values, market movements, and reinsurance trust funding.

Contingent Capital Letter of Credit

As of March 31, 2013, our Cayman Islands insurance subsidiary, SLDI, was the sole obligor under a $1.5 billion contingent capital LOC facility with ING Bank, under which $1.5 billion of LOCs have been issued to support SLDI's reinsurance obligations to ING USA for certain minimum guarantees included in its Closed Block Variable Annuity products. This facility, which was unconditional and irrevocable, was to expire on December 31, 2031. Subject to the terms of the Credit Agreement, draws under the LOC were to be financed by ING Bank and payable in full on December 31, 2041. The proceeds of draws were only to be used to meet SLDI's obligations under its reinsurance agreement with ING USA. The agreement had no recourse to ING U.S., Inc.

Following the deposit by SLDI of contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligations to ING USA, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated. See the Subsequent Events Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group or ING V. As of March 31, 2013, the indebtedness for which ING Group or ING V provide guarantees included:

•	$15.0 million in LOC issued by ING Bank and used to support the reinsurance obligations of certain of our captive reinsurance subsidiary;

•	$4.0 million in borrowings under our commercial paper program; and

•	$644.8 million aggregate par amount of Aetna Notes issued by Lion Holdings.

In addition, ING V guarantees our obligations under $1.0 billion notional amount of credit default swaps ("CDS") written by one of our subsidiaries.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2013, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. Each agreement with a life insurance subsidiary has received all necessary approvals from the appropriate state insurance regulatory authorities. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2013, we borrowed $342.9 million from our subsidiaries and lent $111.9 million.

Ratings

Our access to funding and our related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by A.M. Best Company ("A.M. Best"), Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service (“Moody's”) and Standard & Poor's Ratings Services (“S&P”). Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. The credit ratings are also important for the ability to raise capital through the issuance of debt and for the cost of such financing.

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or LOCs, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

Additionally, our ratings may be influenced by the credit ratings of our indirect parent companies, ING V and ING Group. A downgrade of the credit ratings of these entities could result in downgrades of our own credit and financial strength ratings. We received explicit guarantees of our commercial paper program and certain credit facilities from ING V. A downgrade of the credit rating of ING V could impact our ability to issue commercial paper or increase the amount of collateral that we are required to provide under these credit facilities.

Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. These ratings are not a recommendation to buy or hold any of our securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

The financial strength and credit ratings of ING U.S., Inc. and its principal subsidiaries as of the date of this Form 10-Q are presented in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency’s ratings scale is presented, with “1” representing the highest rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
ING U.S., Inc. (Commercial Paper)	NR	F2 (2 of 7)	P-2 (2 of 4)	A-2 (2 of 8)
ING U.S., Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (LT Issuer Domestic) (4 of 9)	BBB- (4 of 11)
Baa2
(Senior Unsecured Foreign) (4 of 9)
ING U.S., Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Lion Connecticut Holdings, Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (LT Issuer) (4 of 9)	BBB- (4 of 11)
(1) $850.0 million of our 2022 Notes and $1.0 billion of our 2018 Notes.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	“aaa” to “rs”	“aaa” to “d”	“AMB-1+” to “d”
Fitch(2)	“AAA” to “C”	“AAA” to “D”	“AAA” to “C”	“F1” to “D”
Moody’s(3)	“Aaa” to “C”	“Aaa” to “C”	“Aaa” to “C”	“Prime-1” to “Not Prime”
S&P(4)	“AAA" to “R”	“AAA” to “D”	“AAA” to “D”	“A-1” to “D”
(1) A.M. Best’s financial strength rating is an independent opinion of an insurer's financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company's balance sheet strength, operating performance and business profile. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from "aa" to "ccc" may be enhanced with a "+" (plus) or "-" (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings are opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4) S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor's creditworthiness over a short-term time horizon.

Our ratings by A.M. Best, Fitch, Moody's and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies' specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies, including implications of the 2009 Restructuring Plan and the 2012 Amended Restructuring Plan, among other factors.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through May 23, 2013 are as follows:

•	On May 6, 2013, following our announcement that we completed our recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P stated that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries.

•
On February 7, 2013, Fitch assigned a BBB- rating to our $1.0 billion 2018 Notes. On January 7, 2013, Fitch affirmed the BBB issuer default rating and the BBB- senior debt rating of ING U.S., Inc. as well as the A- insurer financial strength rating of its operating subsidiaries. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a Stable outlook to the ratings.

•	On February 7, 2013, A.M. Best assigned a “bbb” debt rating to our $1.0 billion 2018 Notes with a Stable outlook.

•	On February 7, 2013 Moody's assigned a Baa3 senior debt rating to our $1.0 billion 2018 Notes with a Stable outlook.

•	On February 6, 2013, S&P assigned a BBB- senior unsecured debt rating to our $1.0 billion 2018 Notes.

Potential Impact of a Ratings Downgrade

Our ability to borrow funds and the terms under which we borrow are sensitive to our short- and long-term issuer credit ratings. A downgrade of either or both of these credit ratings could increase our cost of borrowing. Additionally, a downgrade of either or both of these credit ratings could decrease the total amount of new debt that we are able to issue in the future or increase the costs associated with an issuance.

Certain of our credit facility agreements contain provisions that are linked to the credit or financial strength ratings of certain legal entities, including our indirect parent ING V. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of March 31, 2013 and December 31, 2012, a one-notch downgrade of the credit ratings of ING U.S., Inc. by S&P or Moody's would have resulted in an estimated increase in our collateral requirements by approximately $1.2 billion. A two notch downgrade of the credit ratings of ING U.S., Inc. would not have resulted in an additional increase in our collateral requirements beyond that resulting from a one notch downgrade. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOCs, may also be used.

Based on the amount of credit outstanding as of March 31, 2013 and December 31, 2012, a one notch downgrade of the credit ratings of ING V would not result in an increase in our estimated collateral requirements. A two-notch downgrade of the credit ratings of ING V by S&P would have resulted in an estimated increase in our collateral requirements by approximately $15.0 million and $30.1 million, respectively.

The documents governing the terms of our 2022 Notes and 2018 Notes contain provisions that provide for the adjustment of the interest rate payable on the 2022 Notes and 2018 Notes if the rating on the 2022 Notes or 2018 Notes, respectively, is downgraded by Moody's or S&P. The interest rate payable on the 2022 Notes and 2018 Notes will increase by 25 basis points for each one notch rating downgrade and is subject to reversal in the event of subsequent upgrades. In addition, if a rating on the 2022 Notes or 2018 Notes is withdrawn, suspended, or otherwise discontinued, the interest rate payable on the 2022 Notes or 2018 Notes will increase by 100 basis points for each such ratings withdrawal, suspension or discontinuation. Notwithstanding the foregoing, in no event shall the cumulative interest rate increase on the 2022 Notes or 2018 Notes as a result of all downgrades or ratings withdrawals exceed 200 basis points in the aggregate, and in no event shall the interest rate payable on the 2022 Notes be lower than 5.50% or the interest rate payable on the 2018 Notes be lower than 2.90%. The interest rate payable on the 2022 Notes and 2018 Notes will no longer be subject to adjustment pursuant to such provisions after the date that is 180 days following the completion of any sale or distribution to the public of any equity securities of ING U.S., Inc., if at the time of such sale or distribution (or within 30 days thereafter) such equity securities are of a class that is listed on a national securities exchange.

Each 25 basis point increase in the interest rate payable on the 2022 Notes and 2018 Notes would result in a pre-tax increase in our interest payments of $2.1 million and $2.5 million per annum, respectively.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $23.7 million and $24.6 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of March 31, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $139.0 million and $125.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of March 31, 2013 and December 31, 2012, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $2.5 million.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization (including unlocking) of deferred acquisition costs (“DAC"), value of business acquired (“VOBA") and other intangibles, valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the 2012 ING U.S., Inc. Consolidated Financial Statements contained in our Prospectus.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, in Part I, Item 1. of this Form 10-Q.

Income Taxes

The deferred tax valuation allowance as of March 31, 2013 was $3.1 billion. We estimate that approximately $1.1 billion, $43 million, $275 million and $545 million were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including losses in SLDI, our Cayman Islands insurance subsidiary, state taxes, and other deferred tax assets. We also estimated that the deferred tax asset associated with life subgroup deferred amounts, as of March 31, 2013, was approximately $625 million, excluding the valuation allowance.

Also, should we have a Section 382 ownership change, using information available as of March 31, 2013, we estimate that the deferred tax asset that would potentially be subject to an additional valuation allowance was approximately $90 million to $220 million (mainly as a result of built-in losses), which could change following the final Section 382 calculations. Under statutory accounting, a Section 382 event could reduce the admitted deferred tax asset by approximately $73 million if measured as of March 31, 2013 and considering the impact of extraordinary dividends paid on May 8, 2013.

Investments

Investments for our general account are managed by our wholly owned asset manager, ING Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds.

Investment Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and in all cases are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, ABS, traditional MBS and various CMO tranches managed in combination with financial derivatives as part of a proprietary strategy known as CMO-B.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

Since the height of the financial crisis in 2008, we have pursued a substantial repositioning of the investment portfolio aimed at reducing risk, increasing the stability and predictability of returns and pursuing intentional investment risks that are reliant on our core strengths. The repositioning has resulted in a significant decrease in exposure to structured assets, an improvement in the NAIC designation profile of our remaining structured assets and an increase in exposure to public and private investment grade corporate bonds and U.S. Treasury securities.

See the Investments (excluding Consolidated Investment Entities) Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$70,622.9	76.6%	$70,910.3	74.2%
Fixed maturities, at fair value using the fair value option	2,675.8	2.9%	2,771.3	2.8%
Equity securities, available-for-sale	282.3	0.3%	340.1	0.4%
Short-term investments(1)	2,992.1	3.2%	5,991.2	6.3%
Mortgage loans on real estate	8,949.4	9.7%	8,662.3	9.1%
Policy loans	2,204.4	2.4%	2,200.3	2.3%
Limited partnerships/corporations	468.5	0.5%	465.1	0.5%
Derivatives	2,077.0	2.3%	2,374.5	2.5%
Other investments	166.7	0.2%	167.0	0.2%
Securities pledged(2)	1,774.7	1.9%	1,605.5	1.7%
Total investments	$92,213.8	100.0%	$95,487.6	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See “Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources” for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,186.3	7.7%	$5,757.5	7.7%
U.S. government agencies and authorities	642.0	1.0%	709.5	0.9%
State, municipalities and political subdivisions	288.6	0.4%	317.8	0.4%
U.S. corporate securities	34,082.4	50.3%	37,759.9	50.3%
Foreign securities(1)	14,673.2	21.6%	16,110.0	21.5%
Residential mortgage-backed securities	6,431.1	9.5%	7,352.9	9.8%
Commercial mortgage-backed securities	4,301.4	6.3%	4,813.2	6.4%
Other asset-backed securities	2,197.1	3.2%	2,252.6	3.0%
Total fixed maturities, including securities pledged	$67,802.1	100.0%	$75,073.4	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,194.3	7.7%	$5,883.7	7.7%
U.S. government agencies and authorities	645.4	1.0%	724.2	1.0%
State, municipalities and political subdivisions	320.2	0.5%	352.8	0.5%
U.S. corporate securities	32,986.1	49.1%	37,163.9	49.4%
Foreign securities(1)	14,391.2	21.4%	15,984.5	21.2%
Residential mortgage-backed securities	6,684.2	9.9%	7,667.0	10.2%
Commercial mortgage-backed securities	4,438.9	6.6%	4,946.4	6.6%
Other asset-backed securities	2,536.4	3.8%	2,564.6	3.4%
Total fixed maturities, including securities pledged	$67,196.7	100.0%	$75,287.1	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2013, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 to 7 years.

Fixed Maturities Credit Quality - Ratings

Information about certain of our fixed maturity securities holdings by NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Fitch, Moody's and S&P. If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,757.5	$—	$—	$—	$—	$—	$5,757.5
U.S. government agencies and authorities	709.5	—	—	—	—	—	709.5
State, municipalities and political subdivisions	312.2	4.6	1.0	—	—	—	317.8
U.S. corporate securities	18,088.7	17,871.4	1,476.5	286.9	16.7	19.7	37,759.9
Foreign securities(1)	4,674.2	10,544.8	731.6	55.2	87.5	16.7	16,110.0
Residential mortgage-backed securities	6,549.3	206.0	189.9	151.5	74.9	181.3	7,352.9
Commercial mortgage-backed securities	4,722.7	70.1	14.9	5.5	—	—	4,813.2
Other asset-backed securities	1,896.1	67.2	191.6	79.2	6.9	11.6	2,252.6
Total fixed maturities	$42,710.2	$28,764.1	$2,605.5	$578.3	$186.0	$229.3	$75,073.4
% of Fair Value	56.9%	38.3%	3.5%	0.8%	0.2%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. government agencies and authorities	724.2	—	—	—	—	—	724.2
State, municipalities and political subdivisions	347.5	4.3	1.0	—	—	—	352.8
U.S. corporate securities	17,106.9	18,289.5	1,369.1	344.2	36.3	17.9	37,163.9
Foreign securities(1)	4,429.5	10,533.9	875.1	40.8	105.2	—	15,984.5
Residential mortgage-backed securities	6,700.3	207.4	252.2	230.3	85.8	191.0	7,667.0
Commercial mortgage-backed securities	4,860.9	67.7	11.8	6.0	—	—	4,946.4
Other asset-backed securities	2,144.7	142.3	161.5	78.5	27.5	10.1	2,564.6
Total fixed maturities	$42,197.7	$29,245.1	$2,670.7	$699.8	$254.8	$219.0	$75,287.1
% of Fair Value	56.0%	39.0%	3.5%	0.9%	0.3%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

As of March 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,757.5	$—	$—	$—	$—	$—	$5,757.5
U.S. government agencies and authorities	703.5	2.9	3.1	—	—	—	709.5
State, municipalities and political subdivisions	73.6	201.1	37.5	4.6	1.0	—	317.8
U.S. corporate securities	717.4	2,021.5	15,612.1	17,598.1	1,526.8	284.0	37,759.9
Foreign securities(1)	77.2	1,220.9	3,653.8	10,509.4	590.8	57.9	16,110.0
Residential mortgage-backed securities	5,617.8	59.5	147.0	166.3	113.3	1,249.0	7,352.9
Commercial mortgage-backed securities	1,781.3	794.3	557.1	865.2	545.9	269.4	4,813.2
Other asset-backed securities	1,319.6	37.8	105.3	62.3	99.5	628.1	2,252.6
Total fixed maturities	$16,047.9	$4,338.0	$20,115.9	$29,205.9	$2,877.3	$2,488.4	$75,073.4
% of Fair Value	21.4%	5.8%	26.8%	38.9%	3.8%	3.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. government agencies and authorities	718.2	2.9	3.1	—	—	—	724.2
State, municipalities and political subdivisions	107.1	202.9	37.5	4.3	1.0	—	352.8
U.S. corporate securities	753.3	1,909.8	14,920.7	17,801.5	1,419.5	359.1	37,163.9
Foreign securities(1)	75.3	1,014.1	3,602.9	10,500.8	728.0	63.4	15,984.5
Residential mortgage-backed securities	5,843.5	61.3	166.2	172.4	121.6	1,302.0	7,667.0
Commercial mortgage-backed securities	1,882.2	851.7	555.1	881.0	483.7	292.7	4,946.4
Other asset-backed securities	1,489.2	24.4	129.1	85.1	111.3	725.5	2,564.6
Total fixed maturities	$16,752.5	$4,067.1	$19,414.6	$29,445.1	$2,865.1	$2,742.7	$75,287.1
% of Fair Value	22.3%	5.4%	25.8%	39.1%	3.8%	3.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, at March 31, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	March 31, 2013		December 31, 2012
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,923.6	$3,021.8	$2,820.9	$2,918.1
After one year through five years	14,250.2	15,205.4	14,380.3	15,353.4
After five years through ten years	18,184.4	19,830.3	17,372.7	19,179.7
After ten years	19,514.3	22,597.2	18,963.3	22,657.9
Mortgage-backed securities	10,732.5	12,166.1	11,123.1	12,613.4
Other asset-backed securities	2,197.1	2,252.6	2,536.4	2,564.6
Fixed maturities, including securities pledged	$67,802.1	$75,073.4	$67,196.7	$75,287.1

As of March 31, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. government and government agencies, with a carrying value in excess of 10% of our Condensed Consolidated Shareholder’s equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as presented below as of the dates indicated:

	March 31, 2013
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$72.6	$4.0	$—	$—	$—	$—	$72.6	$4.0
U.S. corporate, state and municipalities	3,128.0	64.7	143.6	5.1	191.9	$23.5	3,463.5	93.3
Foreign	968.5	22.5	47.1	4.3	191.7	23.6	1,207.3	50.4
Residential mortgage-backed	682.8	6.5	63.3	2.7	477.8	54.7	1,223.9	63.9
Commercial mortgage-backed	5.8	—	1.9	0.1	43.4	3.9	51.1	4.0
Other asset-backed	81.8	0.1	10.0	1.3	442.8	51.8	534.6	53.2
Total	$4,939.5	$97.8	$265.9	$13.5	$1,347.6	$157.5	$6,553.0	$268.8

	December 31, 2012
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8	$—	$—	$—	$—	$451.2	$1.8
U.S. corporate, state and municipalities	1,333.4	19.2	116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7	59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4	42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2	15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3	$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.5% and 88.3% of the average book value as of March 31, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, decreased $23.9 million and $624.8 million as of March 31, 2013 and December 31, 2012. The decrease in gross unrealized losses was primarily due to improving market conditions within Other ABS and RMBS in addition to declining yields and tightening credit spreads.

As of March 31, 2013 we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $10.6 million, or 3.9% of the total unrealized losses. As of December 31, 2012 we held one fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $13.6 million, or 4.7% of the total unrealized losses.

CMO-B Portfolio

As part of our broadly diversified investment portfolio, we have a core holding in a proprietary mortgage derivatives strategy known as CMO-B, which invests in a variety of CMO securities in combination with interest rate derivatives in targeting a specific type of exposure to the U.S. residential mortgage market. Because of their relative complexity and generally small natural buyer base, we believe certain types of CMO securities are consistently priced below their intrinsic value, thereby providing a source of potential return for investors in this strategy.

The CMO securities that are part of our CMO-B portfolio are either notional or principal securities, backed by the interest and principal components, respectively, of mortgages secured by single-family residential real estate. There are many variations of these two types of securities including interest only and principal only securities, as well as inverse-floating rate (principal) securities and inverse interest only securities, all of which are part of our CMO-B portfolio. This strategy has been in place for nearly two decades and thus far has been a significant source of investment income while exhibiting relatively low volatility and correlation compared to the other asset types in the investment portfolio, although we cannot predict whether favorable returns will continue in future periods.

To protect against the potential for credit loss associated with financially troubled borrowers, investments in our CMO-B portfolio are primarily in CMO securities backed by one of the government sponsored entities: the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Government National Mortgage Association (“Ginnie Mae”).

Because the timing of the receipt of the underlying cash flow is highly dependent on the level and direction of interest rates, our CMO-B portfolio also has exposure to both interest rate and convexity risk. The exposure to interest rate risk (the potential for changes in value that results from changes in the general level of interest rates) is managed to a defined target duration using interest rate swaps. The exposure to convexity risk (the potential for changes in value that result from changes in duration caused by changes in interest rates) is dynamically hedged using interest rate swaps and, at times, interest rate swaptions.

Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed (actual and projected), which in turn depends on a number of factors, including conditions in both credit markets and housing markets. Changes in the prepayment behavior of homeowners represent both a risk and potential source of return for our CMO-B portfolio. As a result, we seek to invest in securities that are broadly diversified by collateral type to take advantage of the uncorrelated prepayment experiences of homeowners with unique characteristics that influence their ability or desire to prepay their mortgage. We choose collateral types and individual securities based on an in-depth quantitative analysis of prepayment incentives across all available borrower types.

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC rating as of the dates indicated:

($ in millions)	March 31, 2013			December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,440.9	$3,167.7	91.1%	$2,526.4	$3,323.1	91.0%
2	5.3	7.6	0.2%	5.1	6.9	0.2%
3	15.7	28.4	0.8%	11.6	25.0	0.7%
4	16.7	27.8	0.8%	32.4	46.0	1.3%
5	45.4	64.3	1.9%	40.1	59.6	1.6%
6	104.3	179.0	5.2%	108.9	188.6	5.2%
	$2,628.3	$3,474.8	100.0%	$2,724.5	$3,649.2	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see “ - Fixed Maturities Credit Quality-Ratings” above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2013			December 31, 2012
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$34,905.7	$686.7	$925.8	$34,634.2	$773.1	$1,005.8

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2013			December 31, 2012
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$972.6	$1,439.6	41.4%	$1,008.6	$1,518.6	41.7%
Interest Only (IO)	258.1	297.2	8.6%	225.5	264.4	7.2%
Inverse IO	1,139.9	1,474.3	42.4%	1,196.7	1,565.6	42.9%
Principal Only (PO)	180.8	185.6	5.3%	205.4	211.2	5.8%
Floater	67.7	68.1	2.0%	77.4	78.2	2.1%
Other	9.2	10.0	0.3%	10.9	11.2	0.3%
Total	$2,628.3	$3,474.8	100.0%	$2,724.5	$3,649.2	100.0%

For the year ended December 31, 2012, we sold approximately $509.0 million of IO and Inverse IO securities within the CMO-B strategy primarily to release required capital and improve the capital efficiency of the strategy going forward for certain portfolios and recognized a pre-tax gain of $129.3 million.

Generally, a continued increase in valuations as well as muted prepayments, despite low interest rates, have led to very strong performance for our CMO-B portfolio in recent years. Based on fundamental prepayment analysis, we have been able to increase the allocation to notional securities in a manner that was diversified by borrower and mortgage characteristics without unduly increasing portfolio risk because the underlying drivers of prepayment behavior across collateral type are varied.

A rebound in home prices and an anticipated increased availability of housing-related credit in 2013 have lowered IO and Inverse IO valuations modestly in the three months ended March 31, 2013. To the extent these conditions persist in the coming quarters, we expect prepayment speeds will increase and the results of our CMO-B portfolio will likely underperform those of recent periods.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net investment income (loss)	$210.6	$286.3
Net realized capital gains (losses)(1)	(154.3)	(170.6)
Total income (pre-tax)	$56.3	$115.7
(1)  Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity including net coupon settlement on interest rate swaps is included as Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected as net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating earnings before income taxes rather than non-operating earnings. Also included in Net realized capital gains (losses) is the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating earnings) to operating earnings.

After adjusting for the two items referenced immediately above, the following table presents operating income before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Operating income before income taxes	$90.0	$131.4
Realized gains/losses including OTTI	(0.5)	—
Fair value adjustments	(33.2)	(15.7)
Non-operating income	$(33.7)	$(15.7)
Income before income taxes	$56.3	$115.7

Subprime and Alt-A Mortgage Exposure

The performance of underlying subprime and Alt-A mortgage collateral, originated prior to 2008, has continued to reflect the problems associated with a housing market that has since seen substantial price declines and an employment market that has declined significantly and remains under stress.  Credit spreads have widened meaningfully from issuance and rating agency downgrades have been widespread and severe within the sector. During 2012, market prices and sector liquidity demonstrated more sustained improvements, driven by an improved technical picture and positive sentiment regarding the potential for fundamental improvement within the sector. This positive momentum continued into 2013, with the first quarter characterized by improving housing market indicators and strong liquidity.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

We do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but whose loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $836.9 million, $833.6 million, and $52.1 million, representing 1.1% of total fixed maturities, including securities pledged, based on fair value, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $967.3 million, $998.0 million, and $89.1 million, representing 1.3% of total fixed maturities, including securities pledged, based on fair value, respectively.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	60.0%	AAA	0.4%	2007	29.1%
	2	6.5%	AA	1.0%	2006	32.5%
	3	22.9%	A	5.8%	2005 and prior	38.4%
	4	9.5%	BBB	6.0%		100.0%
	5	0.8%	BB and below	86.8%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of March 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $402.0 million, $365.3 million and $31.3 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $411.3 million, $389.2 million and $47.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	42.4%	AAA	0.1%	2007	20.8%
	2	11.4%	AA	0.5%	2006	26.0%
	3	23.2%	A	2.0%	2005 and prior	53.2%
	4	18.7%	BBB	3.4%		100.0%
	5	3.6%	BB and below	94.0%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and some recent months have posted month over month declines in delinquencies.  In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The primary market for CMBS continued its recovery from the credit crisis with higher total new issuances in 2012, the fourth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume in Q1 the highest quarterly total since 2007.  Higher primary issuance resulted in increased credit availability within the commercial real estate market.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s CMBS totaled $4.8 billion and $4.9 billion, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $4.0 and $6.1, respectively.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	98.1%	AAA	37.0%	2008	0.2%
	2	1.5%	AA	16.5%	2007	37.6%
	3	0.3%	A	11.6%	2006	30.7%
	4	0.1%	BBB	18.0%	2005 and prior	31.5%
	5	—%	BB and below	16.9%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of March 31, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $1.4 billion and $1.6 billion, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $1.9 and $1.8, respectively.

As of March 31, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 41.4%, 3.8% and 33.0%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2013
	1	98.3%	AAA	92.2%	2013	1.9%
	2	0.9%	AA	2.0%	2012	22.7%
	3	0.1%	A	4.1%	2011	12.7%
	4	—%	BBB	0.9%	2010	5.7%
	5	—%	BB and below	0.8%	2009	2.1%
	6	0.7%		100.0%	2008	6.0%
		100.0%			2007 and prior	48.9%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2013, we had no private placement troubled debt restructuring no commercial mortgage loan troubled debt restructurings. As of December 31, 2012, we had one private placement troubled debt restructurings with a pre-modification carrying value of $1.2 million, which was written down to zero and no commercial mortgage loan troubled debt restructurings.

As of March 31, 2013 and December 31, 2012, the Company had no commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $8.9 billion and $8.7 billion as of March 31, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

We diversify our commercial mortgage loan portfolio by geographic region and property type to manage concentration risk. We manage risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, we continuously evaluate all mortgage loans based on relevant current information including a review of loan-specific credit, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. Our review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

($ in millions)	March 31, 2013	December 31, 2012
Commercial mortgage loans	$8,953.3	$8,666.2
Collective valuation allowance	(3.9)	(3.9)
Total net commercial mortgage loans	$8,949.4	$8,662.3

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	Three Months Ended	Twelve Months Ended
($ in millions)	March 31, 2013	December 31, 2012
Collective valuation allowance for losses, beginning of period	$3.9	$4.4
Addition to / (decrease of) allowance for losses	—	(0.5)
Collective valuation allowance for losses, end of period	$3.9	$3.9

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

($ in millions)	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
March 31, 2013	$—	$—	$—	$9.0	$9.0
December 31, 2012	$—	$—	$—	$9.0	$9.0

Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of commercial mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property's net income (loss) to its debt service payments. A DSC ratio of less than 1.0 indicates that property's operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above. The LTV and DSC ratios as of the dates indicated are as presented below:

($ in millions)	March 31, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,913.7	$1,987.9
50% - 60%	2,437.7	2,425.2
60% - 70%	4,136.2	3,736.1
70% - 80%	431.3	481.7
80% and above	34.4	35.3
Total Commercial Mortgage Loans	$8,953.3	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

($ in millions)	March 31, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,114.6	$5,953.7
1.25x - 1.5x	1,454.0	1,336.3
1.0x - 1.25x	1,016.8	992.7
Less than 1.0x	359.0	374.6
Commercial mortgage loans secured by land or construction loans	8.9	8.9
Total Commercial Mortgage Loans	$8,953.3	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Note for Business, Basis of Presentation and Significant Accounting Policies in our 2012 ING U.S., Inc. Consolidated Financial Statements in our Prospectus for the policy used to evaluate whether the investments are other-than-temporarily impaired.

The following table presents our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in AOCI, by type for the periods indicated:

	Three Months Ended March 31,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.8	2
Residential mortgage-backed	3.6	74	3.3	62
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.3	2	0.7	3
Total	$11.0	78	$6.9	69
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

The above tables include $3.6 million of write-downs related to credit impairments for the three months ended March 31, 2013 in Other-than-temporary impairment losses, which were recognized in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2013 the remaining $7.4 million in write-downs were related to intent impairments.

The above tables include $3.8 million of write-downs related to credit impairments for the three months ended March 31, 2012 in Other-than-temporary impairment losses, which were recognized in the Condensed Consolidated Statements of Operations. The remaining $3.1 million in write-downs for the three months ended March 31, 2012 were related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.4	1
Foreign(1)	—	—	0.8	2
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$7.4	4	$3.1	5
(1) Primarily U.S. dollar denominated.

As part of our investment strategy, we may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change our previous intent to continue holding a security. Accordingly, these factors may lead us to record additional intent-related capital losses.

The fair value of the fixed maturities with OTTI as of March 31, 2013 and December 31, 2012 was $8.2 billion and $9.0 billion, respectively.

During the three months ended March 31, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by subprime residential mortgages.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Fixed maturities	$1,012.6	$1,084.1
Equity securities, available-for-sale	2.6	3.2
Mortgage loans on real estate	118.2	123.7
Policy loans	29.9	30.7
Short-term investments and cash equivalents	0.9	0.8
Other	35.9	35.7
Gross investment income	1,200.1	1,278.2
Less: investment expenses	1.4	0.8
Net investment income	$1,198.7	$1,277.4

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) are comprised of the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturity securities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out methodology.

Net realized capital gains (losses) were as presented below for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$9.4	$128.3
Fixed maturities, at fair value option	(107.6)	(125.1)
Equity securities, available-for-sale	0.2	2.6
Derivatives	(1,099.7)	(1,668.4)
Embedded derivatives-fixed maturities	(23.3)	(16.2)
Embedded derivatives-product guarantees	346.3	430.1
Other investments	(0.1)	(1.2)
Net realized capital gains (losses)	$(874.8)	$(1,249.9)

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See Note for Business, Basis of Presentation and Significant Accounting Policies in the 2012 ING U.S., Inc. Consolidated Financial Statements for further information.

Closed Block Variable Annuity Hedging

See Item 3. Qualitative and Quantitative Disclosure About Market Risk.

Invested Asset and Credit Hedging

Interest rate caps and interest rate swaps are used to manage the interest rate risk in our fixed maturities portfolio. Interest rate swaps include forward starting swaps which are used for anticipated purchases of fixed maturities. They represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly.

Foreign exchange swaps are used to reduce the risk of a change in the value, yield, or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for U.S. dollar cash flows at regular interim periods, typically quarterly or semiannually.

Certain forwards are acquired to hedge certain CMO assets held by us against movements in interest rates, particularly mortgage rates. On the settlement date, we will either receive a payment (interest rate decreases on purchased forwards or interest rate rises on sold forwards) or will be required to make a payment (interest rate rises on purchased forwards or interest rate decreases on sold forwards).

CDS are used to reduce the credit loss exposure with respect to certain assets that we own, or to assume credit exposure on certain assets that we do not own. Payments are made to or received from the counterparty at specified intervals and amounts for the purchase or sale of credit protection. In the event of a default on the underlying credit exposure, we will either receive an additional payment (purchased credit protection) or will be required to make an additional payment (sold credit protection) equal to par minus recovery value of the swap contract.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as “peripheral Europe”), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

The financial turmoil in Europe continues to be a threat to global capital markets and remains a challenge to global financial stability. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. Furthermore, it is our view that the risk among European sovereigns and financial institutions warrants specific scrutiny, in addition to our customary surveillance and risk monitoring, given how highly correlated these sectors of the region have become.

We quantify and allocate our exposure to the region, as described in the table below, by attempting to identify all aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of all contributing factors to the full risk profile of the issuer.

In the normal course of our ongoing risk and portfolio management process, we closely monitor compliance with a credit limit hierarchy designed to minimize overly concentrated risk exposures by geography, sector and issuer. This framework takes into account various factors such as internal and external ratings, capital efficiency and liquidity and is overseen by a combination of Investment and Corporate Risk Management, as well as insurance portfolio managers focused specifically on managing the investment risk embedded in our portfolio.

 As of March 31, 2013, we had $825.8 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturities or equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $221.8 million, Ireland of $350.0 million, Spain of $244.0 million, and Portugal of $10.0 million. We had no exposure to Greece. As of March 31, 2013, we had $1.9 million of derivative assets exposure to financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $7.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2013 our sovereign exposure was $302.8 million, which consisted of fixed maturities. We also had $943.2 million in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $334.2 million, and Switzerland of $218.5 million. The balance of $6.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $2.9 billion and the Netherlands of $1.3 billion, we had significant non-peripheral European total country exposures in Switzerland of $768.7 million, Germany of $647.1 million, France of $523.5 million and Belgium of $393.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of March 31, 2013:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at March 31, 2013(1)
Ireland	$—	$—	$348.1	$348.1	$327.4	$—	$—	$1.9	$—	$—	$1.9	$350.0
Italy	—	—	221.8	221.8	203.4	—	—	—	—	—	—	221.8
Portugal	—	—	10.0	10.0	7.5	—	—	—	—	—	—	10.0
Spain	—	—	244.0	244.0	230.1	—	—	—	—	—	—	244.0
Total Peripheral Europe	$—	$—	$823.9	$823.9	$768.4	$—	$—	$1.9	$—	$—	$1.9	$825.8

Austria	—	—	76.7	76.7	75.0	—	—	—	—	—	—	76.7
Belgium	40.1	—	353.6	393.7	326.7	—	—	—	—	—	—	393.7
Bulgaria	6.0	—	—	6.0	5.9	—	—	—	—	—	—	6.0
Croatia	27.9	—	—	27.9	25.5	—	—	—	—	—	—	27.9
Czech Republic	—	—	10.6	10.6	10.1	—	—	—	—	—	—	10.6
Denmark	—	10.4	84.9	95.3	83.5	—	—	—	—	—	—	95.3
Finland	—	—	43.0	43.0	40.0	—	—	—	—	—	—	43.0
France	—	97.7	401.2	498.9	459.2	—	—	272.2	—	247.6	24.6	523.5
Germany	—	51.8	592.5	644.3	585.5	—	—	36.3	—	33.5	2.8	647.1
Hungary	6.0	—	—	6.0	5.8	—	—	—	—	—	—	6.0
Kazakhstan	56.2	—	5.9	62.1	54.6	—	—	—	—	—	—	62.1
Latvia	5.0	—	—	5.0	4.6	—	—	—	—	—	—	5.0
Lithuania	35.2	—	—	35.2	30.6	—	—	—	—	—	—	35.2
Luxembourg	—	—	129.8	129.8	123.1	—	—	—	—	—	—	129.8
Netherlands	—	180.2	1,144.7	1,324.9	1,192.6	—	—	—	—	—	—	1,324.9
Norway	—	2.9	233.1	236.0	220.4	—	—	—	—	—	—	236.0
Russian Federation	84.9	—	104.9	189.8	169.2	—	—	—	—	—	—	189.8
Slovakia	5.3	—	—	5.3	5.0	—	—	—	—	—	—	5.3
Slovenia	4.7	—	—	4.7	5.3	—	—	—	—	—	—	4.7
Sweden	23.7	20.1	129.0	172.8	156.6	—	—	—	—	—	—	172.8
Switzerland	—	157.4	550.2	707.6	634.2	—	—	51.5	—	(9.6)	61.1	768.7
Turkey	7.8	—	—	7.8	7.8	—	—	—	—	—	—	7.8
United Kingdom	—	326.0	2,600.2	2,926.2	2,667.5	—	—	71.6	—	63.4	8.2	2,934.4
Total Non-Peripheral Europe	302.8	846.5	6,460.3	7,609.6	6,888.7	—	—	431.6	—	334.9	96.7	7,706.3
Total	$302.8	$846.5	$7,284.2	$8,433.5	$7,657.1	$—	$—	$433.5	$—	$334.9	$98.6	$8,532.1
(1) Represents: (i) fixed maturities and equity securities at fair value, including securities pledged; (ii) loan and receivables sovereign at amortized cost; and (iii) derivative assets at fair value including securities pledged.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized debt structures and securitizations (primarily consolidated investment entities (“CLO entities”)), private equity funds and single strategy hedge funds, insurance entities and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities (“VIEs”) or voting interest entities (“VOEs”) and we evaluate our involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under consolidation guidance. We consolidate entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

With the exception of guarantees we issued in relation to collateral support for reinsurance contracts, we have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $606.9 million and $600.0 million as of March 31, 2013 and December 31, 2012, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

Consolidated Investments

CLO Entities

Certain of our subsidiaries structure and manage CLO entities created for the sole purpose of offering investors various maturity and risk characteristics by issuing multiple tranches of collateralized debt. The notes issued by the CLO entities are backed by diversified portfolios consisting primarily of senior secured floating rate leveraged loans.

In March 2013, we sponsored a new CLO entity and determined that we were its primary beneficiary and consolidated it. The fair value of the assets were $1.1 billion including cash of $606.8 million and $510.9 million of unsettled investments. The fair value of the liabilities were $1.1 billion including $616.1 million related to the fair value of the CLO notes and $510.9 million of other liabilities due to unsettled trades.

As of March 31, 2013 and December 31, 2012, we consolidated 10 CLOs and 9 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Partnerships)

We invest in and manage various alternative investments, including private equity funds and single strategy hedge funds. We, as a general partner or managing member of certain sponsored investment funds, are generally presumed to control these alternative investments unless the limited partners have the substantive ability to remove us, as the general partner without cause based upon a simple majority vote, or can otherwise dissolve the partnership, or have substantive participating rights over decision-making of the partnerships. As of March 31, 2013 and December 31, 2012, we consolidated 35 funds for both periods.

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities discussed above, we also hold variable interest in certain CLO entities that we do not consolidate because we have determined that we are not the primary beneficiary. With these CLO entities, we serve as the investment manager and receive investment management fees and contingent performance fees. Generally, we do not hold any interest in those nonconsolidated CLO entities. We have not provided and are not obligated to provide any financial or other support to these entities.

Although we have the power to direct the activities that significantly impact the economic performance for CLO entities, we do not hold a significant variable interest in any of these CLO entities and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Based on this analysis, we are not considered the primary beneficiary of any of these CLO entities, and have not consolidated. On a periodic basis we review the facts and circumstances regarding the CLO entities to determine whether our consolidation considerations remain appropriate. At

March 31, 2013 and December 31, 2012, we did not hold any ownership interest in these unconsolidated CLOs and our maximum exposure was equal to zero.

We manage or hold investments in certain private equity funds and single strategy hedge funds. These funds are managed as a portfolio of investments that use advanced investment strategies such as leverage, long, short and derivative positions in both domestic and international markets with the goal of generating high returns. With these entities, we serve as the investment manager and are entitled to receive investment management fees and contingent performance fees that are generally expected to be insignificant. We do not hold any equity interest in these fund VIEs and have not provided and are not obligated to provide any financial or other support to these funds.

Although we have the power to direct the activities that significantly impact the economic performance of the funds, we do not hold a significant variable interest in any of these funds and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Accordingly, we are not considered the primary beneficiary of and do not consolidate, any of these investment funds.

In addition, we do not consolidate funds, in which our involvement takes a form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government sponsored entity. Investments that we hold in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. We are not obligated to provide any financial or other support to these entities. The RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer, or investment manager of these entities, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. Through our investments or other arrangements, we do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and do not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO, whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See the Investments (excluding Consolidated Investment Entities) Note to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Item 3.        Qualitative and Quantitative Disclosure About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include credit risk, interest rate risk and equity market price risk. We do not have material market risk exposure to “trading” activities in our Condensed Consolidated Financial Statements.

Risk Management

As a financial services company active in Retirement, Investment Management and Insurance, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

We place a high priority to risk management and risk control. We have comprehensive risk management and control procedures in place at all levels and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions across us on risk-related issues.

Our risk appetite is aligned with how our businesses are managed and anticipates future regulatory developments. In particular, our risk appetite is aligned with regulatory capital requirements applicable to other regulated insurance subsidiaries as well as metrics that are aligned with various ratings agency models.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively. To promote measured risk taking, we have integrated risk management with our business activities and strategic planning through a strategy to manage risk in accordance with the following three principles:

1.	Management of the businesses has primary responsibility for the day-to-day management of risk and forms the first line of defense.

2.
The risk management function, both at the corporate and the business level, as the second line of defense, has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting. Risk managers in the businesses have direct reporting lines to the Chief Risk Officer (“CRO”).

3.
The internal audit function provides an ongoing independent (i.e. outside of the risk organization) and objective assessment of the effectiveness of internal controls, including financial and operational risk management and forms the third line of defense.

Our risk management is organized along a functional line comprising two levels within the organization: the corporate and business levels. The CRO heads the functional line, and each of the businesses has a similar function that reports to the CRO. This layered, functional approach is designed to promote consistent application of guidelines and procedures, regular reporting and appropriate communication vertically through the risk management function, as well as to provide ongoing support for the business. The scope, roles, responsibilities and authorities of the risk management function at different levels are described in an Insurance Risk Management Governance Framework to which all businesses must adhere.

Our Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Each business has an Asset-Liability Committee that reviews business specific risks and is governed by the Risk Committee.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•
At-risk limits on sensitivities of earnings and regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;

•	Duration and convexity mismatch limits;

•	Credit risk concentration limits;

•	Mortality concentration limits;

•	Catastrophe and mortality exposure retention limits for our insurance risk; and

•	Investment and derivative guidelines.

We manage our risk appetite based on two key risk metrics:

•
Regulatory and Rating Agency Capital Sensitivities: the potential reduction, under a moderate capital markets stress scenario, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology and of our targeted rating agency capital position; and

•
Earnings Sensitivities: the potential reduction in results of operations under a moderate capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to stockholders.

Our risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which our business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk we take under 'moderate stress' scenarios. They also are the basis for internal risk management.

We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:

•	the timing and amount of redemptions and prepayments in our asset portfolio;

•	our derivative portfolio;

•	death benefits and other claims payable under the terms of our insurance products;

•	lapses and surrenders in our insurance products;

•	minimum interest guarantees in our insurance products; and

•	book value guarantees in our insurance products.

We evaluate any shortfalls that our cash flow testing reveals and if needed increase statutory reserves or adjust portfolio management strategies.

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or other prices of securities or commodities. Derivatives include swaps, futures, options and forward contracts. Under U.S. insurance statutes, our insurance subsidiaries may use derivatives to hedge market values or cash flows of assets or liabilities; to replicate cash market instruments; and for certain limited income generating activities. Our insurance subsidiaries are generally prohibited from using derivatives for speculative purposes. References below to hedging and hedge programs refer to our process of reducing exposure to various risks. This does not mean that the process necessarily results in hedge accounting treatment for the respective derivative instruments. To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item and meet other specific requirements. Effectiveness of the hedge is assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. The ineffective portion of a hedging relationship subject to hedge accounting is recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

Market Risk Related to Interest Rates

We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing life insurance premiums, fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business, as a sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs.

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment" included in our Prospectus.

Derivatives strategies include the following:

•
Minimum Interest Rate Guarantees: For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors, swaps and swaptions to reduce risk associated with these liability guarantees.

135

•
Book Value Guarantees in Stable Value Contracts: For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate caps, swaps and swaptions to reduce the risk associated with this type of guarantee.

•
Interest Risk Related to Variable Annuity Guaranteed Living Benefits: For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps to hedge a portion of the interest rate risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges: We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio, see "Investments-CMO-B Portfolio."

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table presents the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	March 31, 2013
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$75,073.4	$(4,844.0)	$4,801.3
Equity securities, available for sale	—	282.3	(5.6)	5.1
Commercial mortgage and other loans	—	9,215.2	(360.2)	307.9
Derivatives:
Interest rate swaps, caps, forwards	72,899.7	387.3	(1,051.4)	1,344.4
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	55,996.7	(4,070.7)	4,980.9
Funding agreements with fixed maturities and GICs	—	3,826.2	(153.6)	158.4
Supplementary contracts and immediate annuities	—	3,473.5	(188.7)	215.6
Long-term debt	—	3,677.2	(172.6)	188.8
Embedded derivatives on reinsurance	—	154.8	(78.6)	77.0
Guaranteed benefit derivatives(3):
FIA	—	1,561.7	(89.9)	90.5
GMAB / GMWB / GMWBL	—	1,628.6	(752.4)	959.4
Stabilizer and MCGs	—	78.0	(72.0)	119.0
(1) Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $75.4 billion and $75.6 billion as of March 31, 2013 and December 31, 2012, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a daily or, in some cases, monthly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, including the largest reinsurance counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

Market Risk Related to Equity Market Prices

Our Closed Block Variable Annuity products, FIA products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future the performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	March 31, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$282.3	$26.8	$(26.8)
Limited liability partnerships/corporations	—	468.5	27.3	(27.3)
Derivatives:
Equity futures and total return swaps(2)	10,787.4	(47.0)	(1,078.7)	1,078.7
Equity options	3,147.7	120.7	58.7	(67.4)
Financial liabilities with equity market risk:
Investment contracts:
Guaranteed benefit derivatives
FIA	—	1,561.7	87.7	(171.8)
GMAB / GMWB/ GMWBL	—	1,628.6	(262.6)	348.9
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity Net Amount at Risk ("NAR")

The NAR for the GMDB, GMAB and GMWB benefits is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated.

The NAR for the GMIB and GMWBL benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates to long-term best estimates over ten years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of GAAP reserves.

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are presented below as of March 31, 2013.

($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR		% Contracts NAR In-the-Money(2)	% NAR In-the-Money(3)
GMDB	$43,846	$6,915	$6,105		50%	26%
Living Benefit
GMIB	15,482	3,029	3,029	(4)	81%	19%
GMWBL	16,075	1,293	1,293		48%	15%
GMAB/GMWB	1,043	32	32		18%	16%
Living Benefit Total	32,600	4,354	4,354
(1) Account value excludes $702 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) An alternate discounting approach using the currently applicable U.S. statutory reserve valuation rate for immediate annuities of 4.25% produces a result with a value of $2.0 billion.

As of the date indicated above, compared to $4.4 billion of NAR, we held gross statutory reserves before reinsurance of $5.3 billion for living benefit guarantees; of this amount, $5.2 billion was ceded to SLDI, supported by assets in trust of $3.2 billion with the remaining in LOCs. However, NAR and statutory reserves are not directly comparable measures. Our GAAP reserves for living benefit guarantees were $2.8 billion as of March 31, 2013.

See the Subsequent Events Note in Part I, Item 1. of this Form 10-Q for additional information related to changes in assets held in trust and termination of contingent capital LOCs. For a discussion of our GAAP reserves calculation methodology, see section Future Policy Benefits and Contract Owner Accounts in the Business and Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in our Prospectus.

Hedging of Variable Annuity Guaranteed Benefits

We primarily mitigate variable annuity market risk exposures through hedging. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity hedging program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and GAAP reserve changes due to market movements.

The objective of the guarantee hedging program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory reserves and rating agency capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in our GAAP financial statements.

Equity index futures on various equity indices are used to mitigate the risk of the change in value of the policyholder-directed separate account funds underlying the variable annuity contracts with minimum guarantees. A dynamic trading program is utilized to seek replication of the performance of targeted fund groups (i.e., the fund groups that can be covered by indices where liquid futures markets exist).

Total return swaps are also used to mitigate the risk of the change in value of certain policyholder directed separate account funds. These include fund classes such as emerging markets and real estate. They may also be used instead of futures of more liquid indices where it may be deemed advantageous. This hedging strategy is employed at our discretion based on current risk exposures and related transaction costs.

Interest rate swaps are used to mitigate the impact of interest rates changes on the economic liabilities associated with certain minimum guaranteed living benefits.

Variance swaps and equity options are used to mitigate the impact of changes in equity volatility on the economic liabilities associated with certain minimum guaranteed living benefits. This program began in the second quarter of 2012.

Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies. Rebalancing is performed based on pre-determined notional exposures to the specific currencies.

Closed Block Variable Annuity Capital Hedge Overlay Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO strategy is intended to actively mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve increase in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital and our risk tolerances.

The following table presents the estimated net impacts to funding our regulatory reserves to our Closed Block Variable Annuity segment, after giving effect to our CHO program and the Variable Annuity guarantee hedge program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Cayman Islands subsidiary at the close of business on March 31, 2013 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, may change from time to time.

	March 31, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(4,150)	$(2,400)	$(750)	$750	$2,000	$2,900	$(1,850)	$1,050
Hedge gain/(loss) immediate impact	3,400	1,800	500	(500)	(1,250)	(1,850)	1,250	(950)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	200	(200)
Increase/(decrease) in LOCs	750	600	250	(250)	(450)	(450)	400	—
Net impact	—	—	—	—	300	600	—	(100)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2013 and give effect to dynamic rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the Closed Block Variable Annuity segment. Hedge Gain / (Loss) includes both the Variable Annuity guarantee hedge program and the CHO and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. As of March 31, 2013 the amount of LOCs required for this purpose, excluding the contingent capital facility, was approximately $425.0 million and the actual amount of the available LOCs outstanding was approximately $1.2 billion. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Cayman Island subsidiary from 100 basis point upward and downward shifts in interest rates. Results of an actual shock to equity markets or interest rates would likely differ from the above illustration due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed book of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

For the three months ended March 31, 2013, our guarantee and overlay equity hedges resulted in a loss of approximately $1.0 billion for ING USA, which was more than offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $1.1 billion for ING USA. Change in statutory reserves due to equity and equity hedges for ING USA reflects non-affiliated reinsurance for variable annuity policies, but not the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the Closed Block Variable Annuity business was written by ING USA. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

With respect to change in interest rates, regulatory reserves generally increase with decreasing rates and decrease with increasing rates, which is significantly offset by the change in value of the Variable Annuity Guarantee Hedging Program interest rate swaps.

As GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table presents the estimated net impacts to GAAP earnings pre-tax in our Closed Block Variable Annuity segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on March 31, 2013 in light of our determination of risk tolerance at that time, which, as noted above, we adjust from time to time.

	March 31, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$1,250	$700	$200	$(200)	$(450)	$(700)	$50	$(50)

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following March 31, 2013 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). Liabilities are based on GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues which will not be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the Capital Hedge Overlay Program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns. Actual results will differ from the estimates above due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), changes in non-performance spreads, equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, the effects of time, and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed book of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed book of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

As part of the capital contribution of SLDI, the sensitivity of both regulatory and rating agency capital to market movements will decline and may cause us to decrease the amount of hedges we hold and therefore, reduce the amount of the hedge gain (loss) and impact the tables presented above. Additionally, decreases in hedge amounts may change the amount of LOCs needed for reinsurance credit. See the Subsequent Events Note in Part I, Item 1. of this Form 10-Q for additional information related to changes in assets held in trust and termination of contingent capital LOCs.

Hedging of Fixed Indexed Annuity Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the MGIR offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the 3-month LIBOR. The minimum guarantees and stock market exposures are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

We mitigate this exposure in two ways. The primary way we hedge FIA equity exposure is to purchase over the counter ("OTC") equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of A3 from Moody's and A- from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts.

Additionally, the credited rate mechanism for certain FIA contracts exposes us to changes in interest rate benchmarks. We mitigate this exposure by purchasing OTC interest rate swaptions from broker-dealer derivative counterparties who generally have a minimum credit rate of A3 from Moody's and A- from S&P. For each broker-dealer counterparty, our derivative exposure to that counterparty is aggregated with any fixed income exposure to the same counterparty and is maintained within applicable limits.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

While the FIA hedging program does not explicitly hedge statutory or GAAP income volatility, the FIA hedging program tends to mitigate the statutory and GAAP reserve changes associated with movements in the equity market and 3-month LIBOR. This is due to the fact that a key component in the calculation of statutory and GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program.

Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges which are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

Call options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The call options offset this increased expense.

Futures contracts are also used to hedge against an increase in certain equity indices. An increase in certain equity indices may result in increased payments to contract holders of fixed indexed annuity contracts. The futures contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark (currently the 3-month LIBOR). An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Item 4.        Controls and Procedures

a) The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.

b) There has not been any change in the internal controls over financial reporting of the Company that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A.    Risk Factors

All of the Risk Factors contained in the Company's Prospectus are incorporated herein by reference, except for the “Risks Related to This Offering and Ownership of Our Common Stock”; the risk factor, "-The ability of our insurance subsidiaries to pay dividends and other distributions to ING U.S., Inc. and Lion Holdings is further limited by state insurance laws"; and the risk factor, "-At present, our principal insurance subsidiaries have no capacity to make ordinary dividend payments, and therefore such subsidiaries must obtain prior approval or notice of non-objection as the call must be from their respective domiciliary insurance regulators in order to pay dividends or distributions to ING U.S., Inc. or Lion Holdings". The following should be read in conjunction with and supplements and amends the risk factors set forth in the Prospectus and incorporated by reference herein.

The ability of our insurance subsidiaries to pay dividends and other distributions to ING U.S., Inc. and Lion Holdings is further limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings to enable them to pay ordinary dividends.

The payment of dividends and other distributions to ING U.S., Inc. and Lion Holdings by our insurance subsidiaries is regulated by state insurance laws and regulations. The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. Under the insurance laws applicable to our insurance subsidiaries domiciled in Colorado, Connecticut, Indiana, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York’s statutory definition of extraordinary dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (1) 10% of policyholder’s surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, not including realized capital gains. In addition, under the insurance laws of the states of domicile of our principal insurance subsidiaries, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. No assurance is given that more stringent restrictions will not be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to ING U.S., Inc. or Lion Holdings by our insurance subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies.
These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

Prior to our IPO, our principal insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore had no ordinary dividend capacity. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective state regulators, which could be granted or withheld in the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, following the completion of our IPO and payment of $1,434 million of extraordinary distributions, these insurance companies each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators.

This reset allows our principal insurance subsidiaries domiciled in Colorado, Iowa and Minnesota to more readily build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generate positive earned surplus. Under applicable domiciliary insurance regulations, our principal insurance subsidiaries must deduct any extraordinary distributions or dividends paid in the preceding twelve months in calculating dividend capacity. We expect that these insurance subsidiaries will have ordinary dividend capacity only after twelve months have passed since the date the extraordinary distributions described above were paid, and that ILIAC will have ordinary dividend capacity before such date.

Our principal insurance subsidiaries, however, may not succeed in building up sufficient positive earned surplus within those timeframes or at all. If our principal insurance subsidiaries do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity, then we may seek extraordinary dividends or distributions (for which prior approval of their respective domiciliary insurance regulators would be required, and can be granted or withheld in the discretion of the regulators). There can be no assurance that our principal insurance subsidiaries will receive approval for extraordinary distribution payments in the future.

The payment of dividends by our special purpose financial captive insurance company subsidiaries domiciled in South Carolina and Missouri is regulated by their respective governing licensing orders and restrictions in their respective insurance securitization agreements. Generally, our special purpose financial captive insurance subsidiaries may not declare or pay dividends in any form to their parent companies other than in accordance with their respective insurance securitization transaction agreements and their respective governing licensing orders, and in no event may the dividends decrease the capital of the captive below the minimum capital requirement applicable to it, and, after giving effect to the dividends, the assets of the captive paying the dividend must be sufficient to satisfy its domiciliary insurance regulator that it can meet its obligations. Similarly, our insurance subsidiary in the Cayman Islands is subject to minimum net worth and solvency requirements that limit its ability to pay dividends.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On May 7, 2013, the Company closed and settled its IPO, commenced on May 1, 2013, whereby it and its existing stockholder sold 65,192,307 shares of common stock at a public offering price of $19.50 per share and an aggregate offering price of $1.271 billion. In addition, the selling stockholder has granted to the underwriters an option, exercisable for 30 days from the date of the Prospectus, to purchase up to 9,778,846 additional shares of common stock at the public offering price of $19.50 per share, less underwriting discounts and commissions. The underwriters may exercise this option solely for the purpose of covering over-allotments, if any, made in connection with the offering of the shares of common stock. If the underwriters' option is exercised in full, the aggregate offering price will be $1.462 billion.

The Company's shares are traded on the New York Stock Exchange (NYSE) under the symbol “VOYA.” Morgan Stanley, Goldman, Sachs & Co. and Citigroup were the representatives of the underwriters of the offering. The offer and sale of all of the shares in the IPO, including 30,769,230 shares to be sold by the Company and 34,423,077 shares to be sold by the selling stockholder, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-184847), which was declared effective by the SEC on May 1, 2013. Our portion of the net proceeds from the IPO was approximately $569.9 million after deducting underwriting discounts of $21.8 million and estimated offering costs of $8.3 million.

We used approximately $348.0 million of the net proceeds as part of a capital infusion to SLDI, our offshore reinsurance subsidiary. We intend to use the balance of the net proceeds from the offering for general corporate purposes, including retirement of existing indebtedness.

As part of the 65,192,307 shares of common stock sold in the IPO, 34,423,077 shares of common stock were sold by the existing stockholder at a public offering price of $19.50 per share. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholder.

ING Financial Markets LLC, an affiliate of the selling stockholder, as one of the underwriters sold 1,877,539 of the shares of common stock and earned $1.3 million of the underwriting discount paid by the Company and selling stockholder.

Item 3.        Defaults upon Senior Securities.

None.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Group or its affiliates has engaged during the quarterly period ended March 31, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government.

ING U.S., Inc. and its subsidiaries, including the Company have not knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarterly period ended March 31, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts and loans maintained by ING Bank and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, including the Company or involve the management of ING U.S., Inc. or its subsidiaries, including the Company.

Other than the transactions described below, at no time during the quarter completed on March 31, 2013, did ING Groep N.V. or any of its affiliates (excluding ING U.S., Inc. and its subsidiaries) knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. These positions remain on the books, but accounts related thereto are 'frozen'  under applicable laws and procedures. Any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant Iranian parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended March 31, 2013, ING Bank had gross revenues of approximately $88.1 thousand. ING Bank estimates that it had net profit of approximately $86.1 thousand. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on pages 146-147 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2013	ING U.S., Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

ING U.S., Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of ING U.S., Inc. (included as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

3.2	Amended and Restated By-Laws of ING U.S., Inc. (included as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference).
4.1
Registration Rights Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

4.2
Form of Common Stock Certificate (included as Exhibit 4.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

4.3
Warrant Agreement between ING U.S., Inc. Computershare Inc. and Computershare Trust Company, N.A. dated as of May 7, 2013 (included as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

4.4	Warrant issued to ING Groep N.V, dated May 7, 2013 (included as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)
10.01
Tax Sharing Agreement by and between ING U.S., Inc. and various subsidiaries with respect to federal taxes effective as of January 1, 2013 (included as Exhibit 10.30 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.02
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (included as Exhibit 10.74 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.03
Registration Rights Agreement, dated February 11, 2013, by and among ING U.S., Inc., Lion Connecticut Holdings Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Suntrust Robinson Humphrey, Inc. (included as Exhibit 10.75 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.04
Shareholder Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.05
Transitional Intellectual Property License Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.06
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.07
ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (included as Exhibit 10.79 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

10.08
ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan (included as Exhibit 10.80 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

10.09+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as both a mandatory partial deferral of 2012 annual incentive awards and an annual long-term incentive award to “Identified Staff” (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan

10.10+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as mandatory partial deferrals of 2012 long term incentive awards to “Identified Staff” (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan

10.11+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares and performance shares granted in 2013 to non-“Identified Staff” (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan

Exhibit Index
10.12+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of performance shares granted in 2013 to non-“Identified Staff” (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan

10.13+
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan.

10.14
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING U.S., Inc. (included as Exhibit 10.78 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 5, 2013, and incorporated herein by reference)

10.15+	Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee.
10.16+	First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee.
10.17+
Registration Rights Agreement, dated May 16, 2013, by and among ING U.S., INC., Lion Connecticut Holdings Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer
32.1+	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase
101.DEF++	XBRL Taxonomy Extension Definition Linkbase
101.LAB++	XBRL Taxonomy Extension Label Linkbase
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.
++ To be filed by amendment.

