Form 10-Q/A
period 2013-03-31
ING U.S., Inc.
filed 2013-06-20
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.       Yes     ☐        No    ☒

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purposes of this Amendment No. 1 on Form 10-Q/A to ING U.S., Inc.'s (“ING U.S.”) Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 23, 2013, are as follows:

1.	To furnish Exhibit 101 to the Form 10-Q within the 30-day grace period provided for the initial submission of interactive data files, as permitted by Rule 405 of Regulation S-T; and

2.	To re-file Exhibits 10.9, 10.10, 10.11, 10.12 and 10.13, which were filed in the original Form 10-Q submission but were not identified by the correct exhibit number.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q/A are furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the “Exchange Act”), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.        Exhibits

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

Exhibit No.	Description of Exhibit
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

10.14
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING U.S., Inc. (included as Exhibit 10.78 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 5, 2013, and incorporated herein by reference

10.15
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.15 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.16
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.16 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.17
Registration Rights Agreement, dated May 16, 2013, by and among ING U.S., INC., Lion Connecticut Holdings Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (included as Exhibit 10.17 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

31.1
Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer, (included as Exhibit 31.1 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

31.2
Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer, (included as Exhibit 31.2 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

32.1	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer, (included as Exhibit 32.1 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)
32.2	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer, (included as Exhibit 32.2 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
[1] In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q/A are furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the “Exchange Act”), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+ Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2013	ING U.S., Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
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

10.14
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING U.S., Inc. (included as Exhibit 10.78 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 5, 2013, and incorporated herein by reference

10.15
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.15 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.16
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.16 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.17
Registration Rights Agreement, dated May 16, 2013, by and among ING U.S., INC., Lion Connecticut Holdings Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (included as Exhibit 10.17 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

31.1
Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer, (included as Exhibit 31.1 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

31.2
Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer, (included as Exhibit 31.2 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

32.1	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer, (included as Exhibit 32.1 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)
32.2	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer, (included as Exhibit 32.2 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
[1] In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q/A are furnished and shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the “Securities Act”), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the “Exchange Act”), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+ Filed herewith.