Form 10-Q
period 2013-06-30
ING U.S., Inc.
filed 2013-08-09
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        _                   to  _

Commission File Number: _001-35897______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 7, 2013 260,776,492 shares of Common Stock, $.01 par value, were outstanding.

ING U.S., Inc.
Form 10-Q for the period ended June 30, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and products of ING U.S., Inc. (the "Company"), as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Part II, Item 1A. "Risk Factors" of this Form 10-Q as well as those discussed in "Risk Factors," "Management's Discussion and Analysis of Results of Operations and Financial Condition - Trends and Uncertainties" and "Business - Closed Blocks - Closed Blocks Variable Annuity" in the Company's prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act"), on May 3, 2013 (the "IPO Prospectus") and the Company's prospectus dated July 11, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act on July 12, 2013 (the "Offering Prospectus").

The risks included here are not exhaustive. The IPO Prospectus, the Offering Prospectus, current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

ING U.S., Inc.
Condensed Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	June 30, 2013	December 31, 2012
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,829.2 at 2013 and $62,955.4 at 2012)	$69,843.4	$70,910.3
Fixed maturities, at fair value using the fair value option	2,771.6	2,771.3
Equity securities, available-for-sale, at fair value (cost of $240.8 at 2013 and $297.9 at 2012)	281.0	340.1
Short-term investments	2,404.8	5,991.2
Mortgage loans on real estate, net of valuation allowance of $4.1 at 2013 and $3.9 at 2012	8,929.1	8,662.3
Policy loans	2,144.9	2,200.3
Limited partnerships/corporations	430.2	465.1
Derivatives	1,174.4	2,374.5
Other investments	168.4	167.0
Securities pledged (amortized cost of $1,300.8 at 2013 and $1,470.0 at 2012)	1,357.0	1,605.5
Total investments	89,504.8	95,487.6
Cash and cash equivalents	1,549.8	1,786.8
Short-term investments under securities loan agreements, including collateral delivered	411.8	664.0
Accrued investment income	910.4	863.5
Reinsurance recoverable	7,053.0	7,379.3
Deferred policy acquisition costs and Value of business acquired	5,060.5	3,656.3
Sales inducements to contract holders	277.0	212.7
Goodwill and other intangible assets	333.0	348.5
Other assets	1,271.3	1,362.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,987.7	2,931.2
Cash and cash equivalents	936.6	440.8
Corporate loans, at fair value using the fair value option	4,573.5	3,559.3
Other assets	25.2	34.3
Assets held in separate accounts	102,228.9	97,667.4
Total assets	$217,123.5	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	June 30, 2013	December 31, 2012
Liabilities and Shareholders' Equity:
Future policy benefits	$14,963.9	$15,493.6
Contract owner account balances	70,598.0	70,562.1
Payables under securities loan agreement, including collateral held	470.6	1,509.8
Short-term debt	138.6	1,064.6
Long-term debt	3,265.7	3,171.1
Funds held under reinsurance agreements	1,281.6	1,236.6
Derivatives	1,320.9	1,944.2
Pension and other post-employment provisions	896.5	903.2
Current income taxes	12.8	11.7
Deferred income taxes	202.5	1,042.7
Other liabilities	1,363.8	1,604.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	4,881.3	3,829.4
Other liabilities	851.3	292.4
Liabilities related to separate accounts	102,228.9	97,667.4
Total liabilities	202,476.4	200,333.0

Shareholders' equity:
Common stock (900,000,000 shares authorized, 260,855,612 and 230,079,120 issued as of June 30, 2013 and December 31, 2012, respectively, and 260,776,492 and 230,000,000 outstanding as of June 30, 2013 and December 31, 2012, respectively, net of 79,120 of Treasury shares as of June 30, 2013 and December 31, 2012; $0.01 par value per share )	2.6	2.3
Additional paid-in capital	23,498.7	22,917.6
Accumulated other comprehensive income (loss)	2,087.8	3,710.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	(61.2)	6.4
Unappropriated	(13,056.3)	(12,762.1)
Total ING U.S., Inc. shareholders' equity	12,471.6	13,874.9
Noncontrolling interest	2,175.5	2,186.3
Total shareholders' equity	14,647.1	16,061.2
Total liabilities and shareholders' equity	$217,123.5	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013, and 2012 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$1,112.2	$1,138.9	$2,310.9	$2,416.3
Fee income	909.7	862.9	1,801.6	1,751.9
Premiums	474.8	474.8	946.7	936.4
Net realized gains (losses):
Total other-than-temporary impairments	(9.7)	(10.1)	(21.3)	(17.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(2.5)	(4.0)	(3.1)	(4.4)
Net other-than-temporary impairments recognized in earnings	(7.2)	(6.1)	(18.2)	(13.0)
Other net realized capital gains (losses)	(558.7)	491.8	(1,422.5)	(751.2)
Total net realized capital gains (losses)	(565.9)	485.7	(1,440.7)	(764.2)
Other revenue	106.1	100.5	201.7	189.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	166.8	368.1	211.0	403.0
Changes in fair value related to collateralized loan obligations	(63.1)	(69.0)	(72.0)	(85.7)
Total revenues	2,140.6	3,361.9	3,959.2	4,847.2
Benefits and expenses:
Policyholder benefits	711.0	924.8	1,251.5	1,372.9
Interest credited to contract owner account balance	518.9	586.8	1,039.8	1,156.9
Operating expenses	770.2	712.6	1,529.3	1,472.0
Net amortization of deferred policy acquisition costs and value of business acquired	124.5	216.2	255.0	389.9
Interest expense	43.8	38.1	88.2	62.4
Operating expenses related to consolidated investment entities:
Interest expense	43.4	25.6	80.2	47.8
Other expense	4.0	4.7	4.7	5.1
Total benefits and expenses	2,215.8	2,508.8	4,248.7	4,507.0
Income (loss) before income taxes	(75.2)	853.1	(289.5)	340.2
Income tax expense	10.1	1.0	21.3	8.9
Net income (loss)	(85.3)	852.1	(310.8)	331.3
Less: Net income (loss) attributable to noncontrolling interest	(3.1)	217.7	(16.6)	202.1
Net income (loss) available to ING U.S., Inc.'s common shareholders	$(82.2)	$634.4	$(294.2)	$129.2
Net income (loss) available to ING U.S., Inc.'s common shareholders per common share:
Basic	$(0.33)	$2.76	$(1.22)	$0.56
Diluted	$(0.33)	$2.76	$(1.22)	$0.56

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2013, and 2012 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(85.3)	$852.1	$(310.8)	$331.3
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,110.3)	649.8	(2,510.2)	574.1
Other-than-temporary impairments	20.4	11.1	31.3	23.9
Pension and other postretirement benefits liability	(3.4)	(3.7)	(6.9)	(7.5)
Other comprehensive income (loss), before tax	(2,093.3)	657.2	(2,485.8)	590.5
Income tax expense (benefit) related to items of other comprehensive income (loss)	(728.3)	222.7	(862.9)	164.0
Other comprehensive income (loss), after tax	(1,365.0)	434.5	(1,622.9)	426.5
Comprehensive income (loss)	(1,450.3)	1,286.6	(1,933.7)	757.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(3.1)	217.7	(16.6)	202.1
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$(1,447.2)	$1,068.9	$(1,917.1)	$555.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
				Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(294.2)	(294.2)	(16.6)	(310.8)
Other comprehensive income (loss), after tax	—	—	(1,622.9)	—	—	(1,622.9)	—	(1,622.9)
Total comprehensive income (loss)						(1,917.1)	(16.6)	(1,933.7)
Reclassification of noncontrolling interest	—	—	—	(67.6)	—	(67.6)	67.6	—
Common Stock Issuance	0.3	571.7	—	—	—	572.0	—	572.0
Employee related benefits	—	9.4	—	—	—	9.4	—	9.4
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	(61.8)	(61.8)
Balance at June 30, 2013	$2.6	$23,498.7	$2,087.8	$(61.2)	$(13,056.3)	$12,471.6	$2,175.5	$14,647.1

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholder's Equity
				Appropriated	Unappropriated
Balance at January 1, 2012	$2.3	$22,865.2	$2,595.0	$126.5	$(13,235.1)	$12,353.9	$1,572.2	$13,926.1
Comprehensive income (loss):
Net income (loss)	—	—	—	—	129.2	129.2	202.1	331.3
Other comprehensive income (loss), after tax	—	—	426.5	—	—	426.5	—	426.5
Total comprehensive income (loss)						555.7	202.1	757.8
Reclassification of noncontrolling interest	—	—	—	(88.9)	—	(88.9)	88.9	—
Common Stock Issuance	—	—	—	—	—	—	—	—
Employee related benefits	—	21.1	—	—	—	21.1	—	21.1
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	377.9	377.9
Balance at June 30, 2012	$2.3	$22,886.3	$3,021.5	$37.6	$(13,105.9)	$12,841.8	$2,241.1	$15,082.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013, and 2012 (Unaudited) (In millions)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$1,289.9	$1,347.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	7,714.4	9,420.2
Equity securities, available-for-sale	32.0	32.9
Mortgage loans on real estate	790.4	806.2
Loan - Dutch State obligation	—	192.3
Limited partnerships/corporations	54.0	300.3
Acquisition of:
Fixed maturities	(10,478.1)	(8,501.7)
Equity securities, available-for-sale	(10.9)	(12.5)
Mortgage loans on real estate	(1,033.8)	(1,068.9)
Limited partnerships/corporations	(8.7)	(38.4)
Short-term investments, net	3,586.4	(2,192.2)
Policy loans, net	55.4	54.9
Derivatives, net	(1,293.4)	(528.4)
Other investments, net	11.5	3.2
Sales from consolidated investment entities	1,508.9	749.2
Purchase of consolidated investment entities	(2,027.2)	(1,180.6)
Collateral (delivered) received, net	(787.0)	502.3
Purchases of fixed assets, net	(15.1)	(24.9)
Other, net	—	(4.7)
Net cash used in investing activities	(1,901.2)	(1,490.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,917.2	8,828.7
Maturities and withdrawals from investment contracts	(6,226.0)	(9,958.5)
Proceeds from issuance of debt with maturities of more than three months	1,748.9	2,082.8
Repayment of debt with maturities of more than three months	(2,408.7)	(73.3)
Short-term debt, net	(171.6)	26.0
Debt issuance costs	(19.6)	(29.4)
Borrowings of consolidated investment entities	27.7	45.7
Repayments of debt of consolidated investment entities	(7.8)	(43.3)
Contributions from participants in consolidated investment entities	942.2	442.4
Proceeds from issuance of common stock, net	572.0	—
Net cash provided by financing activities	374.3	1,321.1
Net (decrease) increase in cash and cash equivalents	(237.0)	1,177.3
Cash and cash equivalents, beginning of period	1,786.8	638.0
Cash and cash equivalents, end of period	$1,549.8	$1,815.3
Supplemental cash flow information:
Income taxes paid, net	$(2.4)	$(27.9)
Interest paid	64.1	31.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING U.S., Inc. and its subsidiaries (collectively "the Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts and funding agreements. The Company provides its principal products and services in three businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

In 2009, ING Groep N.V. ("ING Group" or "ING") announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013, ING U.S., Inc. completed the offering of 65,192,307 shares of its common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 34,423,077 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). The IPO price of the shares sold in the IPO was $19.50 per share. The Company received net proceeds of $572.0 after deducting underwriting fees of $21.8 and $6.2 of incremental offering costs directly attributable to the IPO, and used the net proceeds received from the IPO to fund certain capital management activities. The Company did not receive any proceeds from the sale of shares by ING International. Immediately following the closing of the IPO on May 7, 2013, ING International owned 75% of the outstanding common stock of ING U.S., Inc.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%. The Company did not receive any proceeds from the sale of such additional shares by ING International.

ING International is a subsidiary of ING Verzekeringen N.V. ("ING V"), which is a wholly owned subsidiary of ING Insurance Topholding N.V. (“ING Topholding”), which is a wholly owned subsidiary of ING Group, the ultimate parent company. ING is a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange under the symbol "ING."

In August 2013, ING Group announced that ING International, ING V and ING Topholding will distribute shares of common stock of ING U.S., Inc. that are held directly by ING International as a dividend in kind to ING Group (effectively removing ING International, ING V and ING Topholding from the chain of intermediate ownership, and resulting in such shares being held directly by ING Group). Subject to receipt of regulatory approvals and/or notices of non-objection, as the case may be, this transaction is expected to be completed on September 30, 2013.

Basis of Presentation

On April 10, 2013, the Company's Board of Directors authorized 1,000,000,000 shares, of which 900,000,000 shares, par value $0.01 per share, are designated as common stock and 100,000,000 shares, par value $0.01 per share, are designated as preferred stock. In addition, the Company's Board of Directors authorized a 2,295.248835-for-1 split of the Company's common stock. These actions were subsequently approved by the Company's sole stockholder on April 10, 2013 and effected on April 11, 2013, resulting in 230,079,120 shares of common stock issued, including 79,120 shares of Treasury stock, and 230,000,000 shares of common stock outstanding and held by ING International, prior to the IPO. The accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements give retroactive effect to the stock split for all periods presented. There are no preferred shares issued or outstanding.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2013, its results of operations, comprehensive income, changes in shareholders' equity and cash flows for the three and six months ended June 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act"), on May 3, 2013 (the "IPO Prospectus"), the Company's prospectus dated July 11, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act on July 12, 2013 (the "Offering Prospectus"), current reports on Form 8-K and other documents filed with the SEC that affect the Company's financial performance.

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

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (ASC Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

The provisions of ASU 2013-01 and ASU 2011-11 were adopted retrospectively by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2011-11 and ASU 2013-01 are included in the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements.

Disclosures about Amounts Reclassified out of Accumulated Other Comprehensive Income ("AOCI")
In January 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2013-02 were adopted by the Company on January 1, 2013. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the pronouncement only pertains to additional disclosure. The disclosures required by ASU 2013-02, including comparative period disclosures, are included in the Accumulated Other Comprehensive Income Note to these Condensed Consolidated Financial Statements.

Future Adoption of Accounting Pronouncements

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations.

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

Investment Companies
In June 2013, the FASB issued ASU 2013-08, "Financial Services-Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements" ("ASU 2013-08"), which provides comprehensive guidance for assessing whether an entity is an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value. ASU 2013-08 also requires an entity to disclose that it is an investment company and any changes to that status, as well as information about financial support provided or required to be provided to investees.

The provisions of ASU 2013-08 are effective for interim and annual reporting periods in years beginning after December 15, 2013, and should be applied prospectively for entities that are investment companies upon the effective date of the amendments. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2013-08.

Derivatives and Hedging
In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (ASC Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 are effective for qualifying new or redesigned hedges entered into on or after July 17, 2013. The Company does not expect ASU 2013-10 to have an impact on its financial condition, results of operations or cash flows.

Income Taxes
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (ASC Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

•	An unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except,

•
An unrecognized tax benefit should be presented as a liability and not be combined with a deferred tax asset (i) to the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law does not require the entity to use, or the entity does not intend to use, the deferred tax asset for such a purpose.

•
The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2013-11 are effective for years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The Company does not expect ASU 2013-11 to have an impact on its financial condition, results of operations or cash flows, as the guidance is consistent with that currently applied.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$5,610.1	$377.2	$64.6	$—	$5,922.7	$—
U.S. Government agencies and authorities	702.0	36.6	0.5	—	738.1	—
State, municipalities and political subdivisions	278.3	15.0	0.8	—	292.5	—
U.S. corporate securities	35,244.5	2,387.9	565.5	—	37,066.9	13.0

Foreign securities:(1)
Government	1,080.8	53.7	42.7	—	1,091.8	—
Other	13,945.1	888.4	177.4	—	14,656.1	—
Total foreign securities	15,025.9	942.1	220.1	—	15,747.9	—

Residential mortgage-backed securities:
Agency	5,510.0	483.0	52.8	101.9	6,042.1	1.1
Non-Agency	1,353.2	165.4	42.9	59.2	1,534.9	118.9
Total Residential mortgage-backed securities	6,863.2	648.4	95.7	161.1	7,577.0	120.0
Commercial mortgage-backed securities	4,014.6	414.9	3.6	—	4,425.9	4.4
Other asset-backed securities	2,163.0	97.8	52.5	(7.3)	2,201.0	5.2

Total fixed maturities, including securities pledged	69,901.6	4,919.9	1,003.3	153.8	73,972.0	142.6
Less: Securities pledged	1,300.8	71.6	15.4	—	1,357.0	—
Total fixed maturities	68,600.8	4,848.3	987.9	153.8	72,615.0	142.6

Equity securities:
Common stock	188.9	1.1	0.2	—	189.8	—
Preferred stock	51.9	39.3	—	—	91.2	—
Total equity securities	240.8	40.4	0.2	—	281.0	—

Total fixed maturities and equity securities investments	$68,841.6	$4,888.7	$988.1	$153.8	$72,896.0	$142.6
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,390.5	$2,471.6
After one year through five years	15,121.5	15,862.9
After five years through ten years	19,373.8	19,928.2
After ten years	19,975.0	21,505.4
Mortgage-backed securities	10,877.8	12,002.9
Other asset-backed securities	2,163.0	2,201.0
Fixed maturities, including securities pledged	$69,901.6	$73,972.0

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2013
Communications	$4,043.7	$332.7	$56.7	$4,319.7
Financial	6,086.4	537.6	76.2	6,547.8
Industrial and other companies	28,528.9	1,637.2	490.6	29,675.5
Utilities	9,069.8	672.7	94.7	9,647.8
Transportation	1,460.8	96.1	24.7	1,532.2
Total	$49,189.6	$3,276.3	$742.9	$51,723.0

December 31, 2012
Communications	$3,609.5	$563.4	$2.4	$4,170.5
Financial	5,912.9	749.4	46.7	6,615.6
Industrial and other companies	26,613.3	3,063.3	24.2	29,652.4
Utilities	8,893.1	1,210.5	28.9	10,074.7
Transportation	1,279.1	167.4	1.3	1,445.2
Total	$46,307.9	$5,754.0	$103.5	$51,958.4

The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2013 and December 31, 2012, approximately 31.5% and 33.1%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips were invested in those types of CMOs which are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. As of June 30, 2013 and December 31, 2012, the fair value of loaned securities was $363.3 and $601.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $376.5 and $619.5, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, liabilities to return collateral of $376.5 and $619.5, respectively, were included in Payables under securities loan agreement, including collateral held on the Condensed Consolidated Balance Sheets.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2,626.9	$58.2	$45.5	$6.4	$—	$—	$2,672.4	$64.6
U.S. Government agencies and authorities	56.9	0.5	—	—	—	—	56.9	0.5
U.S. corporate, state and municipalities	8,739.5	457.8	723.2	82.7	195.4	25.8	9,658.1	566.3
Foreign	3,316.3	185.9	103.4	9.2	201.6	25.0	3,621.3	220.1
Residential mortgage-backed	1,807.4	39.2	195.9	7.7	384.8	48.8	2,388.1	95.7
Commercial mortgage-backed	—	—	3.6	—	40.9	3.6	44.5	3.6
Other asset-backed	257.0	1.7	14.9	0.1	423.2	50.7	695.1	52.5
Total	$16,804.0	$743.3	$1,086.5	$106.1	$1,245.9	$153.9	$19,136.4	$1,003.3

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8	$—	$—	$—	$—	$451.2	$1.8
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,333.4	19.2	116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7	59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4	42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2	15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3	$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.3% and 88.3% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
Six months or less below amortized cost	$17,670.9	$142.0	$756.1	$35.3	1,180	27
More than six months and twelve months or less below amortized cost	1,523.5	16.1	135.8	3.7	178	8
More than twelve months below amortized cost	659.9	127.3	37.9	34.5	226	35
Total	$19,854.3	$285.4	$929.8	$73.5	1,584	70

December 31, 2012
Six months or less below amortized cost	$3,154.6	$42.1	$95.2	$11.4	308	21
More than six months and twelve months or less below amortized cost	363.3	30.2	19.5	10.3	83	9
More than twelve months below amortized cost	940.1	394.1	35.9	120.4	221	95
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2013
U.S. Treasuries	$2,737.0	$—	$64.6	$—	20	—
U.S. Government agencies and authorities	57.4	—	0.5	—	2	—
U.S. corporate, state and municipalities	10,150.0	74.4	547.6	18.7	655	3
Foreign	3,763.3	78.1	201.4	18.7	287	8
Residential mortgage-backed	2,409.2	74.6	75.2	20.5	492	46
Commercial mortgage-backed	48.1	—	3.6	—	8	—
Other asset-backed	689.3	58.3	36.9	15.6	120	13
Total	$19,854.3	$285.4	$929.8	$73.5	1,584	70

December 31, 2012
U.S. Treasuries	$453.0	$—	$1.8	$—	3	—
U.S. Government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,688.5	41.4	33.1	15.7	109	3
Foreign	684.9	109.3	24.1	35.2	50	14
Residential mortgage-backed	938.3	144.8	42.5	44.2	343	77
Commercial mortgage-backed	85.9	1.9	5.6	0.5	19	1
Other asset-backed	607.4	169.0	43.5	46.5	88	30
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$253.3	$33.7	$13.8	$8.7
Non-agency RMBS 90% - 100%	242.4	37.5	13.6	9.3
Non-agency RMBS 80% - 90%	186.3	22.4	12.3	6.7
Non-agency RMBS < 80%	358.7	17.3	23.7	4.4
Agency RMBS	1,827.5	19.8	46.4	6.3
Other ABS (Non-RMBS)	230.3	2.2	2.3	0.7
Total RMBS and Other ABS	$3,098.5	$132.9	$112.1	$36.1

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$618.2	$61.3	$46.7	$15.9
Non-agency RMBS 5% - 10%	107.3	0.1	4.0	—
Non-agency RMBS 0% - 5%	194.6	8.1	6.1	2.0
Non-agency RMBS 0%	120.6	41.4	6.6	11.2
Agency RMBS	1,827.5	19.8	46.4	6.3
Other ABS (Non-RMBS)	230.3	2.2	2.3	0.7
Total RMBS and Other ABS	$3,098.5	$132.9	$112.1	$36.1

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2013	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,782.9	$11.0	$43.1	$3.3
Floating Rate	1,315.6	121.9	69.0	32.8
Total	$3,098.5	$132.9	$112.1	$36.1
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

The Company's exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $802.8 and $50.2, respectively, representing 1.1% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $967.3 and $89.1, respectively, representing 1.3% of total fixed maturities, including securities pledged, based on fair value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	58.3%	AAA	0.4%	2007	28.7%
	2	8.3%	AA	1.1%	2006	32.7%
	3	22.7%	A	5.4%	2005 and prior	38.6%
	4	9.5%	BBB	6.0%		100.0%
	5	1.0%	BB and below	87.1%
	6	0.2%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of June 30, 2013, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $376.3 and $25.8, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $411.3 and $47.9, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	43.6%	AAA	0.1%	2007	21.1%
	2	12.9%	AA	0.3%	2006	25.9%
	3	24.4%	A	1.8%	2005 and prior	53.0%
	4	15.6%	BBB	3.7%		100.0%
	5	2.8%	BB and below	94.1%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s CMBS totaled $4.4 billion and $4.9 billion, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $3.6 and $6.1, respectively. CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.7%	AAA	37.3%	2008	0.2%
	2	0.9%	AA	18.4%	2007	37.0%
	3	0.3%	A	11.1%	2006	31.4%
	4	0.1%	BBB	18.1%	2005 and prior	31.4%
	5	—%	BB and below	15.1%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of June 30, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $1.4 billion and $1.6 billion, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $3.0 and $1.8, respectively.

As of June 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.0%, 3.5% and 35.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.4%	AAA	92.7%	2013	3.6%
	2	0.9%	AA	2.1%	2012	23.5%
	3	—%	A	3.6%	2011	12.6%
	4	—%	BBB	0.9%	2010	5.4%
	5	—%	BB and below	0.7%	2009	2.2%
	6	0.7%		100.0%	2008	5.0%
		100.0%			2007 and prior	47.7%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructure when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013, the Company had no new private placement troubled debt restructurings and no new commercial mortgage loan troubled debt restructurings. As of December 31, 2012, the Company had one private placement troubled debt restructuring with a pre-modification carrying value of $1.2, which was written down to zero and no commercial mortgage loan troubled debt restructurings.

During the three and six months ended June 30, 2013 and 2012, the Company had no commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. At June 30, 2013, the Company had one mortgage property held-for-sale valued at $9.0, which represents the lower of cost or fair value less estimated costs to sell. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial mortgage loans	$8,933.2	$8,666.2
Collective valuation allowance	(4.1)	(3.9)
Total net commercial mortgage loans	$8,929.1	$8,662.3

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$3.9	$4.4
Addition to (reduction of) allowance for losses	0.2	(0.5)
Collective valuation allowance for losses, end of period	$4.1	$3.9

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Impaired loans without allowances for losses	$16.8	$16.8
Unpaid principal balance of impaired loans	31.9	31.9

There were no impaired mortgage loans with allowances for losses as of June 30, 2013 and December 31, 2012.

The following table presents information on loans in foreclosure as of the dates indicated:

	June 30, 2013	December 31, 2012
Loans in foreclosure, at amortized cost(1)	$9.0	$9.0
(1) Amounts included in Loans in foreclosure, which were also impaired, are included in the Impaired loans, average investment during the period as shown in the table below.

There were no restructured loans or loans 90 days or more past due as of June 30, 2013 and December 31, 2012.

There were four mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2013 and December 31, 2012, with a total amortized cost of $9.0. There were no other loans in arrears with respect to principal and interest as of June 30, 2013 and December 31, 2012.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Impaired loans, average investment during period (amortized cost)	$16.8	$32.4
Interest income recognized on impaired loans, on an accrual basis	0.1	0.3
Interest income recognized on impaired loans, on a cash basis	0.1	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.1

	Six Months Ended June 30,
	2013	2012
Impaired loans, average investment during period (amortized cost)	$16.8	$36.6
Interest income recognized on impaired loans, on an accrual basis	0.3	0.3
Interest income recognized on impaired loans, on a cash basis	0.3	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.3

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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,803.4	$1,987.9
50% - 60%	2,416.2	2,425.2
60% - 70%	4,271.5	3,736.1
70% - 80%	408.6	481.7
80% and above	33.5	35.3
Total Commercial mortgage loans	$8,933.2	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,091.6	$5,953.7
1.25x - 1.5x	1,477.0	1,336.3
1.0x - 1.25x	1,012.5	992.7
Less than 1.0x	343.1	374.6
Commercial mortgage loans secured by land or construction loans	9.0	8.9
Total Commercial mortgage loans	$8,933.2	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,090.1	23.3%	$1,973.9	22.8%
South Atlantic	1,706.6	19.1%	1,687.6	19.4%
West South Central	1,246.3	14.0%	1,176.3	13.6%
Middle Atlantic	1,142.9	12.8%	1,059.5	12.2%
East North Central	1,006.7	11.3%	962.8	11.1%
Mountain	711.1	8.0%	718.2	8.3%
West North Central	502.7	5.6%	537.5	6.2%
New England	322.1	3.6%	334.6	3.9%
East South Central	204.7	2.3%	215.8	2.5%
Total Commercial mortgage loans	$8,933.2	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	June 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$3,183.4	35.7%	$3,361.5	38.8%
Retail	2,653.1	29.7%	2,350.2	27.1%
Office	1,281.0	14.3%	1,284.7	14.8%
Apartments	994.1	11.1%	952.1	11.0%
Hotel/Motel	323.3	3.6%	280.6	3.2%
Mixed Use	157.3	1.8%	74.0	0.9%
Other	341.0	3.8%	363.1	4.2%
Total Commercial mortgage loans	$8,933.2	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$1,028.7	$—
2012	1,783.6	1,821.0
2011	1,893.8	1,940.8
2010	414.6	429.9
2009	173.9	175.1
2008	517.0	725.1
2007 and prior	3,121.6	3,574.3
Total Commercial mortgage loans	$8,933.2	$8,666.2
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.7	1
Foreign(1)	—	—	1.3	3
Residential mortgage-backed	5.2	64	3.5	64
Commercial mortgage-backed	—	—	—	—
Other asset-backed	0.2	3	0.6	3
Equity	1.8	1	—	—
Total	$7.2	68	$6.1	71
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.0	2
Foreign(1)	—	—	2.2	5
Residential mortgage-backed	8.8	93	6.8	81
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.5	5	1.3	5
Equity	1.8	1	—	—
Total	$18.2	101	$13.0	94
(1) Primarily U.S. dollar denominated.

The above tables include $7.2 and $10.8 of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2013, there were no write downs, relating to intent impairments. For the six months ended June 30, 2013, the remaining $7.4 in write downs, are related to intent impairments.

The above tables include $4.8 and $8.6 of write-downs related to credit impairments for the three and six months ended June 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.3 and $4.4 in write-downs for the three and six months ended June 30, 2012, respectively, are related to intent impairments.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.6	1
Foreign(1)	—	—	0.7	2
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Total	$—	—	$1.3	3
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.0	2
Foreign(1)	—	—	1.5	4
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$7.4	4	$4.4	8
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

The fair value of fixed maturities with OTTI as of June 30, 2013 and December 31, 2012 was $7.6 billion and $9.0 billion, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Balance at April 1	$112.4	$130.5
Additional credit impairments:
On securities not previously impaired	2.0	0.2
On securities previously impaired	3.0	3.9
Reductions:
Securities sold, matured, prepaid or paid down	(7.5)	(5.7)
Balance at June 30	$109.9	$128.9

	Six Months Ended June 30,
	2013	2012
Balance at January 1	$114.7	$133.9
Additional credit impairments:
On securities not previously impaired	2.2	0.3
On securities previously impaired	6.0	7.2
Reductions:
Securities sold, matured, prepaid or paid down	(13.0)	(12.5)
Balance at June 30	$109.9	$128.9

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Fixed maturities	$980.7	$1,058.4
Equity securities, available-for-sale	0.5	5.9
Mortgage loans on real estate	125.5	133.0
Policy loans	29.7	30.7
Short-term investments and cash equivalents	1.0	1.9
Other	(24.4)	(86.9)
Gross investment income	1,113.0	1,143.0
Less: Investment expenses	0.8	4.1
Net investment income	$1,112.2	$1,138.9

	Six Months Ended June 30,
	2013	2012
Fixed maturities	$1,993.3	$2,138.3
Equity securities, available-for-sale	3.1	9.1
Mortgage loans on real estate	243.7	255.4
Policy loans	59.6	61.4
Short-term investments and cash equivalents	1.9	2.9
Other	11.5	(45.9)
Gross investment income	2,313.1	2,421.2
Less: Investment expenses	2.2	4.9
Net investment income	$2,310.9	$2,416.3

As of June 30, 2013 and December 31, 2012, the Company had $0.1 and $0.3, respectively, of investments in fixed maturities which produced no net investment income. Fixed maturities are moved to a non-accrual status immediately when the investment defaults.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(3.0)	$53.8
Fixed maturities, at fair value option	(217.9)	2.5
Equity securities, available-for-sale	(1.9)	(0.9)
Derivatives	(706.2)	1,035.1
Embedded derivative - fixed maturities	(50.2)	19.8
Embedded derivative - product guarantees	413.5	(626.5)
Other investments	(0.2)	1.9
Net realized capital gains (losses)	$(565.9)	$485.7
After-tax net realized capital gains (losses)	$(370.8)	$335.7

	Six Months Ended June 30,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$6.4	$182.1
Fixed maturities, at fair value option	(325.5)	(122.6)
Equity securities, available-for-sale	(1.7)	1.7
Derivatives	(1,805.9)	(633.3)
Embedded derivative - fixed maturities	(73.5)	3.6
Embedded derivative - product guarantees	759.8	(196.4)
Other investments	(0.3)	0.7
Net realized capital gains (losses)	$(1,440.7)	$(764.2)
After-tax net realized capital gains (losses)	$(939.5)	$(538.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
Proceeds on sales	$4,722.8	$6,379.8
Gross gains	77.0	225.3
Gross losses	21.1	27.0

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns, or to assume credit exposure on certain assets that the Company does not own. Payments are made to or received from the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Forwards: The Company uses forward contracts to hedge certain invested assets against movement in interest rates, particularly mortgage rates. The Company uses To Be Announced mortgage-backed securities as an economic hedge against rate movements. The Company utilizes forward contracts in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates, or credit ratings/spreads. In addition, the Company has entered into a coinsurance with a funds withheld arrangement which contains an embedded derivative whose fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in investments, in Future policy benefits or Funds held under reinsurance agreements, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Policyholder benefits in the Condensed Consolidated Statements of Operations.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$875.0	$120.6	$—	$1,000.0	$215.4	$—
Fair value hedges:
Interest rate contracts	1,372.5	12.7	109.7	291.1	—	16.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	59,840.5	780.2	1,101.6	69,719.2	1,981.1	1,545.0
Foreign exchange contracts	1,782.7	44.0	61.9	1,985.8	11.3	95.0
Equity contracts	12,923.8	171.9	17.0	14,890.4	103.4	235.1
Credit contracts	3,016.0	45.0	30.7	3,106.0	63.3	52.7
Managed custody guarantees	N/A	—	—	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	153.8	—	N/A	227.4	—
Within annuity products	N/A	—	2,889.4	N/A	—	3,571.7
Within reinsurance agreements	N/A	—	96.3	N/A	—	169.5
Total		$1,328.2	$4,306.6		$2,601.9	$5,685.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) As of June 30, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $6.5 billion, $61.0 and $8.5, respectively. As of December 31, 2012, includes a notional amount, asset fair value and liability fair value for interest rate caps of $4.5 billion, $17.7 and $0.6, respectively.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of derivatives eligible for offset were as follows as of the dates indicated:

	June 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$3,016.0	$45.0	$30.7
Equity contracts	3,987.2	142.8	14.2
Foreign exchange contracts	1,782.7	44.0	61.9
Interest rate contracts	60,185.4	898.5	1,193.5
		$1,130.3	$1,300.3

Counterparty netting(1)		$(753.3)	$(753.3)
Cash collateral netting(2)		(140.4)	(51.4)
Securities collateral netting(2)		(25.6)	(403.3)
Net receivables/payables		$211.0	$92.3
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

Collateral

Under the terms of the Company’s Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties, collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2013, the Company held $86.2 and $4.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, the Company held $890.3 of net cash collateral related to OTC derivative contracts. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $993.7 and $1.0 billion, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$0.1	$—
Fair value hedges:
Interest rate contracts	25.3	(5.6)	26.6	(7.0)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(553.4)	716.1	(809.4)	270.6
Foreign exchange contracts	30.5	64.8	117.6	52.5
Equity contracts	(212.8)	262.5	(1,151.9)	(966.3)
Credit contracts	4.2	(2.7)	11.1	16.9
Managed custody guarantees	0.1	0.1	0.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(50.2)	19.8	(73.5)	3.6
Within annuity products(2)	413.4	(626.6)	759.7	(197.5)
Within reinsurance agreements(3)	58.5	(21.4)	73.2	(20.4)
Total	$(284.4)	$407.0	$(1,046.4)	$(846.5)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

As of June 30, 2013, the fair values of credit default swaps of $45.0 and $30.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair values of credit default swaps of $63.3 and $52.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2013, the maximum potential future net exposure to the Company was $1.0 billion, net of purchased protection of $1.0 billion on credit default swaps. As of December 31, 2012, the maximum potential future net exposure to the Company was $1.1 billion, net of purchased protection of $1.0 billion on credit default swaps.

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements included in the Company's IPO Prospectus. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing, or other similar techniques.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$5,251.0	$671.7	$—	$5,922.7
U.S. Government agencies and authorities	—	738.1	—	738.1
U.S. corporate, state and municipalities	—	36,894.2	465.2	37,359.4
Foreign(1)	—	15,649.2	98.7	15,747.9
Residential mortgage-backed securities	—	7,460.1	116.9	7,577.0
Commercial mortgage-backed securities	—	4,425.9	—	4,425.9
Other asset-backed securities	—	2,107.4	93.6	2,201.0
Total fixed maturities, including securities pledged	5,251.0	67,946.6	774.4	73,972.0
Equity securities, available-for-sale	216.1	5.9	59.0	281.0
Derivatives:
Interest rate contracts	15.0	898.5	—	913.5
Foreign exchange contracts	—	44.0	—	44.0
Equity contracts	29.1	86.3	56.5	171.9
Credit contracts	—	14.3	30.7	45.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,362.5	3.9	—	4,366.4
Assets held in separate accounts	96,993.0	5,216.0	19.9	102,228.9
Total assets	$106,866.7	$74,215.5	$940.5	$182,022.7
Percentage of Level to total	58.7%	40.8%	0.5%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,520.6	$1,520.6
GMAB/GMWB/GMWBL(2)	—	—	1,340.8	1,340.8
Stabilizer and MCGs	—	—	28.0	28.0
Other derivatives:
Interest rate contracts	17.8	1,193.5	—	1,211.3
Foreign exchange contracts	—	61.9	—	61.9
Equity contracts	2.8	14.2	—	17.0
Credit contracts	—	—	30.7	30.7
Embedded derivative on reinsurance	—	96.3	—	96.3
Total liabilities	$20.6	$1,365.9	$2,920.1	$4,306.6
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the six months ended June 30, 2013 and 2012. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period. There were no securities transferred between Level 1 and Level 2 for the three months ended June 30, 2013 and 2012. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2013:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$556.8	$(0.2)	$(6.4)	$—	$—	$—	$(12.8)	$5.3	$(77.5)	$465.2	$(0.2)
Foreign	107.3	—	0.8	—	—	—	(9.4)	—	—	98.7	—
Residential mortgage-backed securities	88.3	(2.1)	0.2	40.1	—	(0.6)	(0.4)	—	(8.6)	116.9	(2.1)
Other asset-backed securities	100.9	2.9	(0.9)	—	—	—	(9.3)	—	—	93.6	2.2
Total fixed maturities including securities pledged	853.3	0.6	(6.3)	40.1	—	(0.6)	(31.9)	5.3	(86.1)	774.4	(0.1)
Equity securities, available-for-sale	59.4	(1.9)	1.5	—	—	—	—	—	—	59.0	(1.8)
Derivatives:
Product guarantees:
FIA(1)	(1,561.7)	39.5	—	—	(20.9)	—	22.5	—	—	(1,520.6)	—
GMAB/GMWB/GMWBL(1)	(1,628.6)	322.5	—	—	(34.9)	—	0.2	—	—	(1,340.8)	—
Stabilizer and MCGs(1)	(78.0)	51.5	—	(1.5)	—	—	—	—	—	(28.0)	—
Other derivatives, net	65.5	8.5	—	7.1	—	—	(24.6)	—	—	56.5	(11.2)
Assets held in separate accounts(4)	2.2	(0.1)	—	21.1	—	(3.3)	—	—	—	19.9	(0.1)
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$524.2	$(0.3)	$(4.7)	$0.1	$—	$—	$(26.3)	$61.1	$(88.9)	$465.2	$(0.3)
Foreign	104.2	—	5.7	—	—	—	(11.2)	—	—	98.7	—
Residential mortgage-backed securities	74.1	(3.8)	0.2	47.7	—	(0.6)	(0.7)	—	—	116.9	(3.9)
Other asset-backed securities	115.2	8.8	(1.5)	—	—	—	(28.8)	0.3	(0.4)	93.6	5.7
Total fixed maturities including securities pledged	817.7	4.7	(0.3)	47.8	—	(0.6)	(67.0)	61.4	(89.3)	774.4	1.5
Equity securities, available-for-sale	55.8	(2.2)	3.3	0.2	—	—	—	51.8	(49.9)	59.0	(1.8)
Derivatives:
Product guarantees:
FIA(1)	(1,434.3)	(84.2)	—	—	(35.9)	—	33.8	—	—	(1,520.6)	—
GMAB/GMWB/GMWBL(1)	(2,035.4)	766.9	—	—	(72.6)	—	0.3	—	—	(1,340.8)	—
Stabilizer and MCGs(1)	(102.0)	77.1	—	(3.1)	—	—	—	—	—	(28.0)	—
Other derivatives, net	22.9	53.2	—	13.4	—	—	(33.0)	—	—	56.5	26.3
Assets held in separate accounts(4)	16.3	(0.1)	—	21.3	—	(9.9)	—	2.2	(9.9)	19.9	(0.2)
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2012:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$570.3	$0.4	$(8.8)	$14.9	$—	$(3.1)	$(48.0)	$93.9	$(84.4)	$535.2	$(0.1)
Foreign	70.0	—	(3.2)	—	—	—	(1.4)	—	(6.3)	59.1	—
Residential mortgage-backed securities	93.2	(5.8)	5.9	—	—	(7.2)	(0.5)	10.7	(12.0)	84.3	(7.4)
Other asset-backed securities	107.6	2.0	(2.9)	—	—	(1.0)	(3.8)	6.2	(0.2)	107.9	1.4
Total fixed maturities including securities pledged	841.1	(3.4)	(9.0)	14.9	—	(11.3)	(53.7)	110.8	(102.9)	786.5	(6.1)
Equity securities, available-for-sale	66.7	—	(0.4)	—	—	—	—	—	—	66.3	0.2
Derivatives:
Product guarantees:
FIA(1)	(1,492.2)	55.3	—	—	(38.0)	—	52.7	—	—	(1,422.2)	—
GMAB/GMWB/GMWBL(1)	(1,842.0)	(622.0)	—	—	(37.8)	—	0.1	—	—	(2,501.7)	—
Stabilizer and MCGs(1)	(72.0)	(59.8)	—	(1.2)	—	—	—	—	—	(133.0)	—
Other derivatives, net	30.0	(20.7)	—	6.8	—	—	(1.1)	—	—	15.0	(21.7)
Assets held in separate accounts(4)	23.1	—	—	1.1	—	(0.8)	—	—	(14.7)	8.7	0.2
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2012:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$520.6	$0.2	$(7.0)	$15.2	$—	$(3.1)	$(41.2)	$94.3	$(43.8)	$535.2	$(0.2)
Foreign	160.6	1.8	(3.8)	—	—	(11.5)	(3.1)	—	(84.9)	59.1	—
Residential mortgage-backed securities	186.6	(7.7)	6.1	—	—	(7.2)	(0.7)	—	(92.8)	84.3	(9.2)
Other asset-backed securities	104.5	7.2	—	—	—	(1.5)	(8.4)	7.1	(1.0)	107.9	6.5
Total fixed maturities including securities pledged	972.3	1.5	(4.7)	15.2	—	(23.3)	(53.4)	101.4	(222.5)	786.5	(2.9)
Equity securities, available-for-sale	67.6	—	(0.7)	5.0	—	(5.6)	—	—	—	66.3	(0.1)
Derivatives:
Product guarantees:
FIA(1)	(1,304.9)	(133.2)	—	—	(66.6)	—	82.5	—	—	(1,422.2)	—
GMAB/GMWB/GMWBL(1)	(2,272.2)	(154.0)	—	—	(75.7)	—	0.2	—	—	(2,501.7)	—
Stabilizer and MCGs(1)	(221.0)	90.8	—	(2.8)	—	—	—	—	—	(133.0)	—
Other derivatives, net	(24.8)	(9.4)	—	12.6	—	—	42.0	—	(5.4)	15.0	(6.1)
Assets held in separate accounts(4)	16.1	0.3	—	1.1	—	(9.0)	—	0.2	—	8.7	0.6
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
(3) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2013 and June 30, 2012, the transfers in and out of Level 3 for fixed maturities and separate accounts, as well as equity securities for 2013, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts were valued using observable inputs, and such options and swap contracts were transferred from Level 3 to Level 2 for the six months ended June 30, 2013.

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

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity and interest rate implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals.

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

Following is a description of selected inputs:

Equity / Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices and swap rates for GMAB, GMWB and GMWBL fair value measurements and swap rates for the Stabilizer and MCG fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: Integrated interest rate and equity scenarios are used in GMAB, GMWB and GMWBL fair value measurements to better reflect market interest rates and interest rate volatility correlations between equity and fixed income fund groups and between equity fund groups and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee and the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2013:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		—		0.2% to 8.1%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—		—
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		—		—
Nonperformance risk	0.03% to 1.3%		0.03% to 1.3%		0.03% to 1.3%		0.03% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.3	$0.3	$3.6	5.5
60-69	6.9	0.4	7.3	1.6
70+	4.5	0.2	4.7	0.1
	$14.7	$0.9	$15.6	2.5

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$7.6	0.08% to 5.8%
	Out of the Money	—	*	0.41% to 12%	0.7	0.35% to 12%
After Surrender Charge Period
	In the Money**	$—	*	2.4% to 22%	$7.0	1.5% to 17%
	Out of the Money	0.1		12% to 31%	0.7	3.2% to 32%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(4)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(5)	Measured as a percentage of assets under management or assets under administration.

(6)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		—		0.1% to 7.6%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-20% to 44%		-20% to 44%		—		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—		—
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 26% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2012 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$3.5	$0.3	$3.8	5.5
60-69	7.0	0.4	7.4	1.9
70+	4.3	0.1	4.4	0.2
	$14.8	$0.8	$15.6	2.8

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. We make dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions).

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.08% to 8.2%	$8.8	0.08% to 5.8%
	Out of the Money	—	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	$—	2.4% to 22%	$6.2	1.5% to 17%
	Out of the Money	0.1	12% to 31%	0.6	3.2% to 32%
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(4)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-20%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(5)	Measured as a percentage of assets under management or assets under administration.

(6)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in interest rate implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

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

Generally, the following will cause an increase (decrease) in the derivative and embedded derivative fair value liabilities related to Stabilizer and MCG contracts:

•	An increase (decrease) in interest rate implied volatility

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in lapses

•	A decrease (increase) in policyholder deposits

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$73,972.0	$73,972.0	$75,287.1	$75,287.1
Equity securities, available-for-sale	281.0	281.0	340.1	340.1
Mortgage loans on real estate	8,929.1	9,085.0	8,662.3	8,954.8
Policy loans	2,144.9	2,144.9	2,200.3	2,200.3
Limited partnerships/corporations	430.2	430.2	465.1	465.1
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,366.4	4,366.4	8,442.0	8,442.0
Derivatives	1,174.4	1,174.4	2,374.5	2,374.5
Other investments	168.4	175.1	167.0	173.7
Assets held in separate accounts	102,228.9	102,228.9	97,667.4	97,667.4
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,618.5	53,778.4	50,133.7	56,851.0
Funding agreements with fixed maturities and guaranteed investment contracts	3,664.9	3,570.9	3,784.0	3,671.0
Supplementary contracts, immediate annuities and other	3,161.5	3,398.9	3,109.2	3,482.3
Derivatives:
Annuity product guarantees:
FIA	1,520.6	1,520.6	1,434.3	1,434.3
GMAB / GMWB / GMWBL	1,340.8	1,340.8	2,035.4	2,035.4
Stabilizer and MCGs	28.0	28.0	102.0	102.0
Other derivatives	1,320.9	1,320.9	1,944.2	1,944.2
Short-term debt	138.6	139.8	1,064.6	1,070.6
Long-term debt	3,265.7	3,393.2	3,171.1	3,386.2
Embedded derivatives on reinsurance	96.3	96.3	169.5	169.5
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	208.2	6.8	215.0
Amortization:
Amortization	(349.1)	(65.9)	(415.0)
Interest accrued(1)	115.1	44.9	160.0
Net amortization included in Condensed Consolidated Statements of Operations	(234.0)	(21.0)	(255.0)
Change in unrealized capital gains/losses on available-for-sale securities	1,012.3	431.9	1,444.2
Balance at June 30, 2013	$4,208.1	$852.4	$5,060.5

	DAC	VOBA	Total
Balance at January 1, 2012	$3,666.9	$685.4	$4,352.3
Deferrals of commissions and expenses	316.1	8.8	324.9
Amortization:
Amortization	(412.4)	(140.6)	(553.0)
Interest accrued(1)	117.0	46.1	163.1
Net amortization included in Condensed Consolidated Statements of Operations	(295.4)	(94.5)	(389.9)
Change in unrealized capital gains/losses on available-for-sale securities	(284.4)	(64.7)	(349.1)
Balance at June 30, 2012	$3,403.2	$535.0	$3,938.2
(1) Interest accrued at the following rates for DAC: 1.0% to 7.4% during 2013 and 1.5% to 7.4% during 2012. Interest accrued at the following rates for VOBA: 3.0% to 7.5% during 2013 and 3.0% to 7.4% during 2012.

6.     Shareholders' Equity, Earnings per Common Share and Dividend Restrictions

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for each period presented below:

	Common Shares
	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1, 2013	230,079,120	79,120	230,000,000
Common shares issued	30,769,230	—	30,769,230
Issuance of shares for share-based incentive compensation, net	7,262	—	7,262
Common shares, balance at June 30, 2013	260,855,612	79,120	260,776,492

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Common Stock
	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1, 2012	230,079,120	79,120	230,000,000
Common shares issued	—	—	—
Issuance of shares for share-based incentive compensation, net	—	—	—
Common shares, balance at June 30, 2012	230,079,120	79,120	230,000,000

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The warrants have an exercise price of $48.75 per share of common stock, are exercisable from May 7, 2014 to May 7, 2023 and are subject to certain exercise restrictions. The warrants are net share settled and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends.

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

($ in millions, except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Earnings	2013	2012	2013	2012
Net income (loss) available to common shareholders
Net income (loss)	$(85.3)	$852.1	$(310.8)	$331.3
Less: Net income (loss) attributable to noncontrolling interest	(3.1)	217.7	(16.6)	202.1
Net income (loss) available to common shareholders	$(82.2)	$634.4	$(294.2)	$129.2

Shares
Weighted average common shares outstanding, basic and dilutive (1)	250,287,803	230,000,000	240,199,945	230,000,000

Net income (loss) per common share
Basic and diluted
Net income (loss) available to common shareholders	$(0.33)	$2.76	$(1.22)	$0.56
(1) For the three and six months ended June 30, 2013, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 0.5 million and 0.3 million shares, respectively for stock compensation plans would be antidilutive to the earnings per share calculations due to the net loss in the periods.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Dividends to Common Shareholders

The declaration and payment of Common Stock dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from ING U.S., Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those described under Junior Subordinated Debt as disclosed in the Financing Agreements Note to these Condensed Consolidated Financial Statements that limit the payment of dividends by the Company, except those generally applicable to corporations incorporated in Delaware.

On July 25, 2013, ING U.S., Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is payable on October 1, 2013 to shareholders of record of ING U.S., Inc. as of the close of business on August 30, 2013.

Insurance Subsidiaries - Dividends and Return of Capital

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, ING U.S., Inc.'s insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to ING U.S., Inc. or Lion Connecticut Holdings Inc. ("Lion Holdings"), a wholly owned subsidiary of ING U.S., Inc., in the aggregate amount of $1.434 billion, contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013.

On May 8, 2013, insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries.

7.     Share-Based Incentive Compensation Plans
Certain employees of the Company participate in the 2013 Omnibus Employee Incentive Plan ("the Omnibus Plan"), with respect to awards granted in 2013, as well as in connection with Deal Incentive Awards (as defined below). Certain employees also participate in various ING Group share-based compensation plans with respect to awards granted prior to 2013. Upon closing of the IPO, certain awards granted by ING Group that, upon vesting, would have been payable in the form of American Depository Receipts ("ADRs") of ING Group were converted into performance shares or restricted stock units ("RSUs") under the Omnibus Plan, that upon vesting, will be payable in Company common stock.

Omnibus Employee Incentive Plan. Pursuant to the Omnibus Plan, to date the Company has issued restricted stock units and performance shares each with dividend equivalent rights.

Long-term Sustainable Performance Plan ("LSPP"): Awards were issued to employees of the Company under the LSPP in March 2013 that would, upon vesting, have entitled their holders to receive ING Group ADRs. Upon closing of the IPO, awards that would have entitled their holders (assuming vesting in full and payout of performance share units at target) to receive an aggregate of 5,898,279 ING Group ADRs were converted into awards under the Omnibus Plan that entitle their holders to receive (assuming vesting in full and payout of performance shares at target) 2,495,458 shares of Company common stock. These converted awards include 1,717,746 performance share units (which entitle their holders to receive a number of shares of Company common stock based on the performance versus a target over a performance period) and 777,712 RSUs (each of which contain service conditions and entitles its holder to receive one share of Company common stock upon vesting).

ING Group performance shares and restricted ADRs issued under the LSPP in 2013 to employees who are not "Identified Staff" for purposes of the European Union's Capital Requirements Directive III, were converted into performance shares and restricted stock units under the Omnibus Plan upon the closing of the IPO and vest 1/3 on each of the first, second and third anniversary of the award date, provided that the participant is still employed by the Company. ING Group restricted ADRs issued in 2013 to

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

employees who are "Identified Staff" were converted into restricted stock units under the Omnibus Plan upon the closing of the IPO and vest 50% in March 2015, 25% in March 2016 and 25% in March 2017 provided that the participant is still employed by the Company on the respective vesting dates.
Equity Compensation Plan: In March 2013, 1,271,322 restricted ADRs (time vested awards payable upon vesting in ADRs) were granted under the ING America Insurance Holdings, Inc. Equity Compensation Plan (the "Equity Compensation Plan"). Upon closing of the IPO, these awards were converted into 537,911 RSUs under the Omnibus Plan. These awards are subject to a three-year vesting period and vest January 1, 2016 provided that the participant must still be employed by the Company on the relevant vesting date.
Deferral of Discretionary Bonuses: In March 2013, 731,015 restricted ADRs (time vested awards payable upon vesting in ADRs) in connection with the mandatory deferral of a portion of annual cash incentive awards that exceeded €100,000 equivalent in value ($129,368) were granted to employees of the Company. Upon the closing of the IPO, these awards were converted into 309,272 RSUs under the Omnibus Plan. These RSUs are time vested (no performance factor). RSUs granted to employees who are not "Identified Staff" vest 1/3 on each of the first, second and third anniversary of the award date, provided that the participant is still employed by the Company. RSUs issued to employees who are "Identified Staff" vest 50% in March 2015, 25% in March 2016 and 25% in March 2017.

Deal Incentive Awards: During 2011, awards ("Deal Incentive Awards") were granted to certain executives to encourage achievement of ING Group's and the Company's goal of successfully executing the planned divestment of the Company by ING Group. The Deal Incentive Awards provide for the grant of Company common stock, subject to fulfillment of relevant vesting conditions. Pursuant to these Deal Incentive Awards, upon closing of the IPO, 1,993,614 RSUs were issued under the Omnibus Plan, subject to fulfillment of relevant vesting conditions, lockup period and other holding requirements, of which 831,935 will vest on October 29, 2013, 180 days after the Company's IPO, if the participant is still employed by the Company on such date. The vesting schedule for the remaining RSUs is based upon the timing of the further divestment of Company common stock by ING Group. Upon vesting, these equity awards are subject to a further required holding period.
2013 Non-Employee Director Incentive Plan (the "Director Plan"): On June 13, 2013, 10,932 RSUs were granted under the Director Plan to the four non-employee directors then serving on the Board of Directors. These awards vest in 50% in March 2015, 25% in March 2016 and 25% in March 2017 provided, for each award recipient, that he or she is a director of the Company on each such vesting date, and provided that no shares will be delivered in connection with his or her RSUs until such time that his or her service on the board is terminated.

Director Deal Incentive Award: In connection with his service as our sole independent board member prior to the IPO, Fred Hubbell received a Deal Incentive Award pursuant to which, upon closing of the IPO, 2,564 RSUs were issued pursuant to the Director Plan, subject to fulfillment of relevant vesting conditions, lockup period and other holding requirements. Of the total RSUs awarded, 1,282 RSUs will vest on October 29, 2013,180 days after the Company's IPO, subject to his continued service as a director. The vesting schedule for the remaining RSUs is based upon the timing of the further divestment of Company common stock by ING Group. Upon vesting, these RSUs are subject to a further required holding period.

ING Group Share-Based Compensation Plans

Certain employees of the Company participate in various ING Group share-based compensation plans, and in the Equity Compensation Plan (which was established by the Company prior to its IPO and provides for awards payable in ING Group ADRs), with respect to awards granted prior to 2013. Except for the awards converted to Company awards under the Omnibus Plan as described above, no changes to any such awards were made upon closing of the IPO.

Compensation Cost
Compensation expense related to the share-based compensation plans is recognized based on fair value at the grant date of the award over the vesting period, less expected forfeitures over the life of the award. Incremental compensation expense is determined for modified awards in accordance with ASC 718, including the awards converted under the Omnibus Plan as described above. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the issuance of performance shares and restricted stock units. For the three months

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ended June 30, 2013 and 2012, ING U.S., Inc. recognized stock compensation expense of $17.7 and $19.2, respectively. For the six months ended June 30, 2013 and 2012, ING U.S., Inc. recognized stock compensation expense of $27.6 and $36.6, respectively.

8.    Employee Benefit Arrangements

Pension, Other Postretirement Benefit Plans and Other Benefit Plans

ING U.S., Inc.'s subsidiaries maintain both qualified and non-qualified defined benefit pension plans (the "Plans"). The qualified plans generally cover all employees. The non-qualified plans cover certain employees and sales representatives who meet specified eligibility requirements. Prior to January 2012, certain participants earned benefits under a final average pension formula using compensation and length of service to determine the accrued pension benefit. Effective January 1, 2012, all participants earned benefits under a cash balance pension formula that provides a benefit credit equal to 4% of eligible compensation of the participant.

In addition to providing qualified retirement benefit plans, the Company provides certain supplemental retirement benefits to eligible employees, including non-qualified pension plans for insurance sales representatives who have entered into a career agent agreement and certain other individuals. These plans are non-qualified defined benefit plans, which means all benefits are payable from the general assets of the sponsoring company. The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria.

ING U.S., Inc.'s subsidiaries also provide other post-employment and post-retirement employee benefits to certain employees. These are primarily post-retirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees.

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended June 30,
	2013	2012	2013	2012
	Pension Plans		Other Postretirement Benefits
Net Periodic (Benefit) Costs:
Service cost	$11.3	$9.6	$—	$—
Interest cost	22.1	22.6	0.4	0.4
Expected return on plan assets	(25.3)	(22.6)	—	—
Amortization of prior service cost (credit)	(2.6)	(2.7)	(0.8)	(0.9)
Net periodic (benefit) costs	$5.5	$6.9	$(0.4)	$(0.5)

	Six Months Ended June 30,
	2013	2012	2013	2012
	Pension Plans		Other Postretirement Benefits
Net Periodic (Benefit) Costs:
Service cost	$22.6	$19.4	$—	$—
Interest cost	44.2	45.1	0.8	0.7
Expected return on plan assets	(50.6)	(45.1)	—	—
Amortization of prior service cost (credit)	(5.2)	(5.7)	(1.7)	(1.7)
Net periodic (benefit) costs	$11.0	$13.7	$(0.9)	$(1.0)

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the ING Americas Savings Plan and ESOP ("The Savings Plan"). Substantially all employees of the Company are eligible to participate, other than

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the Company’s agents. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax and/or after-tax basis, subject to IRS limits. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a four-year graded vesting schedule.

9.    Accumulated Other Comprehensive Income

Shareholders' equity included the following components of AOCI as of the dates indicated:

	June 30,
	2013	2012
Fixed maturities, net of OTTI	$3,916.6	$6,494.3
Equity securities, available-for-sale	40.2	40.3
Derivatives	149.5	213.0
DAC/VOBA adjustment on available-for-sale securities	(1,339.3)	(2,551.4)
Sales inducements adjustment on available-for-sale securities	(70.0)	(124.5)
Other	(27.7)	(36.9)
Unrealized capital gains (losses), before tax	2,669.3	4,034.8
Deferred income tax asset (liability)	(636.4)	(1,081.7)
Net unrealized capital gains (losses)	2,032.9	2,953.1
Pension and other postretirement benefits liability, net of tax	54.9	68.4
AOCI	$2,087.8	$3,021.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,936.7)		$1,366.6	$(2,570.1)
Equity securities	(2.0)		0.7	(1.3)
Other	12.9		(4.5)	8.4
OTTI	31.3		(10.9)	20.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(41.0)		14.2	(26.8)
DAC/VOBA	1,444.2	(1)	(501.3)	942.9
Sales inducements	77.4		(26.9)	50.5
Change in unrealized gains/losses on available-for-sale securities	(2,413.9)		837.9	(1,576.0)

Derivatives:
Derivatives	(64.2)	(2)	22.3	(41.9)
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.8)		0.3	(0.5)
Change in unrealized gains/losses on derivatives	(65.0)		22.6	(42.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6.9)	(3)	2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$(2,485.8)		$862.9	$(1,622.9)
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,106.5		$(344.6)	(4)	$761.9
Equity securities	7.1		(2.5)		4.6
Other	(3.7)		1.3		(2.4)
OTTI	23.9		(8.4)		15.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(182.9)		64.0		(118.9)
DAC/VOBA	(349.1)	(1)	122.2		(226.9)
Sales inducements	(44.2)		15.5		(28.7)
Change in unrealized gains/losses on available-for-sale securities	557.6		(152.5)		405.1

Derivatives:
Derivatives	40.4	(2)	(14.1)		26.3
Adjustments for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	40.4		(14.1)		26.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(7.5)	(3)	2.6		(4.9)
Change in pension and other postretirement benefits liability	(7.5)		2.6		(4.9)
Change in Other comprehensive income (loss)	$590.5		$(164.0)		$426.5
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
(4) Amount includes $42.0 release of valuation allowance. See Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$(75.2)	$853.1
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(26.3)	298.6
Tax effect of:
Valuation allowance	58.9	(186.2)
Dividend received deduction	(28.0)	(18.6)
Audit settlement	0.4	(0.3)
State tax expense (benefit)	(0.8)	(5.1)
Noncontrolling interest	1.1	(76.2)
Tax credits	(4.6)	(5.4)
Non-deductible expenses	6.1	(4.2)
Other	3.3	(1.6)
Income tax expense	$10.1	$1.0

	Six Months Ended June 30,
	2013	2012
Income (loss) before income taxes	$(289.5)	$340.2
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(101.3)	119.1
Tax effect of:
Valuation allowance	163.1	31.0
Dividend received deduction	(49.9)	(37.2)
Audit settlement	(1.7)	(0.9)
State tax expense (benefit)	3.3	(22.4)
Noncontrolling interest	5.8	(70.7)
Tax credits	(9.2)	(9.2)
Non-deductible expenses	10.4	0.2
Other	0.8	(1.0)
Income tax expense	$21.3	$8.9

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2013 and December 31, 2012, the Company had valuation allowances of $3.4 billion and $3.3 billion, respectively, that was allocated to continuing operations, and $(288.5) as of the end of each period that was allocated to other comprehensive income related to realized and unrealized capital losses.

For the three months ended June 30, 2013 and 2012, the total increases (decreases) in the valuation allowance were $58.9 and $(196.1), respectively. With respect to the 2013 increase, $58.9 was allocated to continuing operations and none of the increase was allocated to Other comprehensive income. With respect to the 2012 decrease, $(186.2) was allocated to continuing operations and $(9.9) was allocated to Other comprehensive income. For the six months ended June 30, 2013 and 2012, there were total increases (decreases) in the valuation allowance of $163.1 and $(10.9), respectively. With respect to the 2013 increase, $163.1

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

was allocated to continuing operations and none of the increase was allocated to Other comprehensive income. With respect to the 2012 decrease, $31.0 was allocated to continuing operations and $(41.9) was allocated to Other comprehensive income.

Tax Regulatory Matters

During the first quarter 2013, the IRS completed its examination of the Company's returns through tax year 2011. The 2011 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS for tax years 2012 through 2013 and it is expected that the examination of tax year 2012 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2012 and 2013. The Company is also under examination by various state agencies.

The Company does not expect any material changes to the unrecognized tax benefits within the next year.

11.    Financing Agreements

Short-term Debt

The following table summarizes the Company’s short-term debt including the weighted average interest rate on short-term borrowings outstanding as of the dates indicated:

			Weighted Average Rate
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial paper	$—	$192.0	—%	1.22%
Current portion of long-term debt	138.6	872.6	6.75%	2.42%
Total	$138.6	$1,064.6

Commercial Paper

The Company has a commercial paper program with an authorized capacity of $3.0 billion, which is guaranteed by ING V. The Company pays ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. The Company’s commercial paper borrowings have generally been used to fund the working capital needs of the Company’s subsidiaries and provide short-term liquidity. All outstanding amounts were repaid in April 2013.

Guaranteed Debt

The following amounts guaranteed by ING Group or ING V are included with the Company’s debt obligations as of the dates indicated:

	June 30, 2013	December 31, 2012
Commercial paper	$—	$192.0
Lion Connecticut Holdings Inc. debentures(1)	637.5	636.9
Total	$637.5	$828.9
(1) ING Group is guarantor to outstanding legacy debt securities originally issued by Aetna Services, Inc. (formerly Aetna Life and Casualty).

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of the dates indicated:

	Maturity	June 30, 2013	December 31, 2012
2.20% Syndicated Bank Term Loan, due 2014(1)	04/20/2014	$—	$1,350.0
6.75% Lion Connecticut Holdings Inc. debentures, due 2013(2)	09/15/2013	138.6	138.3
7.25% Lion Connecticut Holdings Inc. debentures, due 2023(2)	08/15/2023	158.3	158.1
7.63% Lion Connecticut Holdings Inc. debentures, due 2026(2)	08/15/2026	232.0	231.9
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.9	13.9
6.97% Lion Connecticut Holdings Inc. debentures, due 2036(2)	08/15/2036	108.6	108.6
2.53% Lion Connecticut Holdings Inc. Floating Rate Note, due 2016(3)	04/29/2016	150.0	500.0
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
0.96% Surplus Floating Rate Note(4)	12/31/2037	—	359.3
0.93% Surplus Floating Rate Note(5)	06/30/2037	—	329.1
5.5% Senior Notes, due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes, due 2018	02/15/2018	998.4	—
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	750.0	—
Subtotal		3,404.3	4,043.7
Less: Current portion of long-term debt		138.6	872.6
Total		$3,265.7	$3,171.1
(1) On May 21, 2013, the outstanding loan was paid in full.
(2) Guaranteed by ING Group.
(3) On July 5, 2013, the outstanding loan was paid in full.
(4) On January 3, 2013, the note was paid in full.
(5) On April 19, 2013, the note was paid in full.

As of June 30, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

Unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, rank highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities. Payments of interest and principal on the Company's surplus notes, which are subordinate to all other obligations at the issuer operating insurance company level and senior to obligations issued at ING U.S., Inc., may be made only with the prior approval of the insurance department of the state of domicile.

On July 13, 2012, the Company issued $850.0 of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2022 Notes and was paid $0.3 for its services.

On February 11, 2013, the Company issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes") in a private placement with registration rights. The 2018 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2018 Notes and was paid $0.3 for its services. The Company made payments totaling $850.0 on the Term Loan portion of our Senior Unsecured Credit Facility from the proceeds of the 2018 Notes.

On July 26, 2013, the Company issued $400.0 of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Lion Holdings. Interest is payable semi-annually on each January 15 and July 15, commencing on January 15, 2014.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 120 days after the date of note issuance. The registration statement will cover the offer to the holders of the 2043 Notes to exchange the 2043 Notes for new notes containing identical terms except for transfer restrictions.

The Company used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.
Junior Subordinated Notes

On May 16, 2013, the Company issued $750.0 of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of the Company's plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company's common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

The Company may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25.0 of aggregate principal (excluding the principal amount of 2053 Notes held by the Company, or its affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May15, 2023 within 90 days after the occurrence of a "tax event" or "rating agency event", as defined in the 2053 Notes Offering Memorandum, at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," as defined in the 2053 Notes Offering Memorandum, plus, in each case accrued and unpaid interest.

On May 21, 2013, the Company used the proceeds from the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 under the Term Loan portion of the Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay the borrowings with ING V.

Registration Rights Agreements

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes and the 2053 Notes, the Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes (the "Exchange Offer"). The Exchange Offer is expected to be completed on August 9, 2013.

The 2043 Notes are also subject to registration rights. Under the terms of a registration rights agreement applicable to the 2043 Notes, an exchange offer for the 2043 Notes is required to be completed by January 22, 2014.

Aetna Notes

ING Group guarantees various debentures of Lion Holdings that were assumed by Lion Holdings in connection with the Company's acquisition of Aetna's life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company's IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company's continuing relationship. The Company agreed in the shareholder agreement to reduce the aggregate outstanding principal amount of Aetna Notes to:

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

Surplus Notes

On November 1, 2007, Whisperingwind II, LLC, an indirect wholly owned subsidiary of the Company, entered into a Variable Funding Surplus Note Purchase Agreement (the "WWII Purchase Agreement") with Structured Asset Repackaged Trust II, 2005-B (the "STARTS Trust"), a Delaware statutory business trust organized by HSBC Securities (USA), Inc. ("HSBC"), as part of an insurance securitization transaction. Under the WWII Purchase Agreement, Whisperingwind II is provided opportunity for issuance and sale, and for the STARTS Trust to purchase one or more floating rate variable funding surplus notes ("WWII Note"). On December 31, 2012, the Company executed a binding letter of intent with a third party reinsurer on behalf of RLI and Whisperingwind II, LLC, its indirect wholly owned subsidiaries, to enter into a novation and recapture agreement related to an existing insurance securitization transaction. As a result, the carrying amount of the WWII Note of $359.3 was recorded as current debt in the December 31, 2012 financial statements and was then paid in full on January 3, 2013 and cancelled.

On June 29, 2007, Whisperingwind III, LLC, an indirect wholly owned subsidiary of the Company, entered into a Variable Funding Surplus Note Purchase Agreement (the "WWIII Purchase Agreement") with Structured Asset Repackaged Trust II, 2007-ING WWIII (the "WWIII STARTS Trust"), a Delaware statutory business trust organized by HSBC, as part of an insurance securitization transaction, supporting reserves ceded under a reinsurance agreement with an affiliate. Under the WWIII Purchase Agreement, Whisperingwind III is provided opportunity for issuance and sale, and for the WWIII STARTS Trust to purchase one or more floating rate variable funding surplus notes (the "WWIII Note"). Principal and interest repayments were not to be made without prior written approval (or written confirmation of non-disapproval) of the South Carolina Director of Insurance. Upon receiving regulatory approval, on April 19, 2013, WWIII executed a Redemption and Cancellation Agreement with WWIII STARTS Trust to redeem the WWIII Note in full. The carrying amount of the WWIII Note $329.1 was paid in full on April 19, 2013, and was cancelled. In conjunction with the WWIII Note redemption, and per agreement by the ceding insurer, WWIII replaced the WWIII Note with letters of credits ("LOCs") totaling $305.0. Total outstanding LOCs for the period ended June 30, 2013 was $320.0.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of June 30, 2013, unsecured and uncommitted credit facilities totaled $242.7, unsecured and committed credit facilities totaled $9.2 billion and secured facilities totaled $275.0. Of the aggregate $9.7 billion ($1.3 billion with ING Bank, N.V. ("ING Bank", an affiliate)) capacity available, the Company utilized $7.3 billion ($1.2 billion with ING Bank) in credit facilities outstanding as of June 30, 2013. Total fees associated with credit facilities for the three months ended June 30, 2013 and 2012 were $40.3 and $44.2, respectively. Total fees associated with credit facilities for the six months ended June 30, 2013, and 2012 were $85.7 and $99.4, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of June 30, 2013:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
ING U.S., Inc.(1)	Unsecured	Committed	4/20/2015	$3,500.0	$2,210.8	$1,289.2
ING U.S., Inc. / Security Life of Denver International Limited, Roaring River LLC(1)(2)	Unsecured	Uncommitted	2/28/2013	15.0	15.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	8/19/2021	750.0	750.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	11/9/2021	750.0	750.0	—
Security Life of Denver International Limited(1)	Unsecured	Committed	12/31/2013	825.0	825.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	750.0	750.0	—
ING U.S., Inc. / Security Life of Denver International Limited(1)(2)	Unsecured	Uncommitted	6/30/2013	225.6	225.6	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
ING U.S., Inc.	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Unsecured	Committed	6/30/2022	1,151.2	520.0	631.2
ING U.S., Inc. / Roaring River II LLC	Unsecured	Committed	12/31/2019	995.0	520.0	475.0
Total				$9,713.9	$7,313.2	$2,395.4

Secured facilities				$275.0	$269.7	$—
Unsecured and uncommitted				242.7	242.7	—
Unsecured and committed				9,196.2	6,800.8	2,395.4
Total				$9,713.9	$7,313.2	$2,395.4

ING Bank				$1,315.6	$1,223.5	$92.1
(1) Refer to the Related Party Transactions Note to these Condensed Consolidated Financial Statements for additional information.
(2) Facilities matured as of date stated above. Each LOC issued prior to the facility expiring remains outstanding until its stated expiry date.

12.    Commitments and Contingencies

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

As of June 30, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $999.8, of which $364.1 relates to consolidated investment entities. As of December 31, 2012, the Company had off balance sheet commitments to purchase investments equal to their fair value of $890.1, of which $254.9 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $41.7 and $51.3 as of June 30, 2013 and December 31, 2012, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $20.9 as of June 30, 2013 and December 31, 2012, for future credits to premium taxes.

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

	June 30, 2013	December 31, 2012
Fixed maturity collateral pledged to FHLB	$3,383.9	$3,400.9
FHLB restricted stock(1)	144.5	144.6
Other fixed maturities-state deposits	240.6	262.1
Securities pledged(2)	1,357.0	1,605.5
Total restricted assets	$5,126.0	$5,413.1
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $363.3 and $601.8 as of June 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $993.7 and $1.0 billion, respectively, which was included in Securities pledged in the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral that backs funding agreements issued to the FHLB. As of June 30, 2013 and December 31, 2012, the Company had $2.6 billion, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, the Company had $265.0, in LOCs issued by the FHLBs. As of June 30, 2013 and December 31, 2012, assets with a market value of approximately $3.1 billion, collateralized the FHLB funding agreements. As of June 30, 2013 and December 31, 2012, assets with a market value of approximately $330.9 and $336.5, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company also has been reviewing whether benefits are owed and whether reserves are adequate in instances where an insured appears to have died, but no claim for death benefits has been made. Some of the investigations, exams, inquiries and audits could result in regulatory action against the Company. The potential outcome of such action is difficult to predict but could subject the Company to adverse consequences, including, but not limited to, settlement payments, additional payments to beneficiaries and additional escheatment of funds deemed abandoned under state laws. The investigations may also result in fines and penalties and changes to the Company's procedures for the identification and escheatment of abandoned property and other financial liability. On June 6, 2013, the Company executed a Global Resolution Agreement ("GRA") establishing a process to resolve the audit of the Company's compliance with unclaimed property laws being conducted by a majority of the states. The GRA became effective on July 26, 2013. The GRA establishes procedures for determining whether amounts may be payable under certain life insurance policies, annuity contracts, and retained asset accounts. It also establishes procedures for seeking to locate and pay beneficiaries and owners and for escheating benefits (with interest in certain circumstances) to relevant jurisdictions.

13.    Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Income	Expense	Income	Expense
ING V(1)	$0.5	$2.3	$0.4	$5.5
ING Group	1.0	4.6	12.6	(14.8)
ING Bank(1)	(1.0)	10.4	3.0	25.4
Other	4.4	3.8	2.5	1.3
Total	$4.9	$21.1	$18.5	$17.4
(1) See "Derivatives" section below.
	Six Months Ended June 30,
	2013		2012
	Income	Expense	Income	Expense
ING V(1)	$0.9	$5.6	$0.9	$6.3
ING Group	5.2	9.6	12.6	(4.8)
ING Bank(1)	(1.4)	28.8	13.6	58.8
Other	8.0	7.5	6.3	2.8
Total	$12.7	$51.5	$33.4	$63.1
(1) See "Derivatives" section below.
Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
ING V	$0.4	$150.1	$0.3	$501.9
ING Group	8.9	0.9	3.4	0.1
ING Bank	10.2	5.1	33.6	33.6
Other	4.6	2.0	2.2	1.1
Total	$24.1	$158.1	$39.5	$536.7

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $4.4 and $18.4 as of June 30, 2013 and December 31, 2012, respectively. The Company incurred expenses of $10.5 and $24.3 for the three months ended June 30, 2013 and 2012, respectively. The Company incurred expenses of $28.2 and $56.3 for the six months ended June 30, 2013 and 2012, respectively.

On July 5, 2013, the outstanding balance of $150.0 for the 2.53% Lion Connecticut Holdings Inc. Floating Rate Note, due 2016, was paid in full to ING V.

On December 31, 2011, Security Life of Denver International Limited ("SLDI") entered into a $1.5 billion contingent capital LOC facility with ING Bank to support its reinsurance obligations to ING USA Annuity and Life Insurance Company ("ING USA"), another of the Company's wholly-owned subsidiaries, related to variable annuity cessions from ING USA to SLDI. The contingent capital LOC facility was unconditional and irrevocable and, pursuant to its terms, was to expire on December 31, 2031.

On May 8, 2013, ING U.S., Inc. made a capital contribution to SLDI in the amount of $1.8 billion. Immediately thereafter, SLDI deposited the contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligation to ING USA related to variable annuity cessions from ING USA to SLDI. Following the deposit by SLDI of contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligations to ING USA, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated.

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

As of June 30, 2013 and December 31, 2012, the outstanding notional amounts were $379.2 (consisting of interest rate swaps of $180.0, equity options of $198.7 and $0.5 of currency forwards) and $2.1 billion (consisting of interest rate swaps of $1.9 billion and equity options of $265.7), respectively. As of June 30, 2013 and December 31, 2012, the market values for these contracts were $6.3 and $15.6, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded net realized capital gains (losses) of $(2.8) and $0.7, respectively, with ING Bank and ING V. For the six months ended June 30, 2013, and 2012, the Company recorded net realized capital gains (losses) of $(4.2) and $8.2, respectively, with ING Bank and ING V.

The Company has sold protection under certain credit default swap derivative contracts that are supported by a guarantee provided by ING V. As of June 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company on credit default swaps supported by the ING V guarantee was $1.0 billion.

14.    Consolidated Investment Entities

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $633.2 and $600.0 as of June 30, 2013 and December 31, 2012, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

The Company provides collateral management services to the CLO entities. In return for providing management services, the Company earns investment management fees and contingent performance fees. The Company has invested in certain of the entities, generally taking an ownership position in the unrated junior subordinated tranches. The CLO entities are structured and managed similarly but have differing fee structures and initial capital investments made by the Company. The Company’s ownership interests and management and contingent performance fees were assessed to determine if the Company is the primary beneficiary of these entities.

As of June 30, 2013 and December 31, 2012, the Company consolidated 11 CLOs and 9 CLOs, respectively.

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

As of June 30, 2013 and December 31, 2012, the Company consolidated 35 funds, which were structured as partnerships.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	June 30, 2013	December 31, 2012
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$861.4	$360.6
Corporate loans, at fair value using the fair value option	4,573.5	3,559.3
Total CLO entities	5,434.9	3,919.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	75.2	80.2
Limited partnerships/corporations, at fair value	2,987.7	2,931.2
Other assets	25.2	34.3
Total investment funds	3,088.1	3,045.7
Total assets of consolidated investment entities	$8,523.0	$6,965.6

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$4,881.3	$3,829.4
Other liabilities	531.3	—
Total CLO entities	5,412.6	3,829.4
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	320.0	292.4
Total investment funds	320.0	292.4
Total liabilities of consolidated investment entities	$5,732.6	$4,121.8

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. Refer to the Fair Value Measurement section of the Business, Basis of Presentation and Significant Policies Note included in the Consolidated Financial Statements in the Company's IPO Prospectus.

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

VIEs - CLO Entities

Corporate loans - Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including, but not limited to, the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas and finance industries. Corporate loans mature at various dates between 2013 and 2022, pay interest at LIBOR or PRIME plus a spread of up to 10.0% and typically range in credit rating categories from AA+ down to unrated. As of June 30, 2013, the fair value of the corporate loans exceeded the unpaid principal balance by approximately $16.0. As of December 31, 2012, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $26.9. Less than 1% of the collateral assets are in default as of June 30, 2013 and December 31, 2012.

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

CLO notes - The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any.  The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2025 and have a weighted average maturity of 9.2 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $60.6 and $99.6 as of June 30, 2013 and December 31, 2012, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table presents significant unobservable inputs for Level 3 fair value measurements as of June 30, 2013:

Assets and Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
CLO Notes	$4,881.3	Discounted Cash Flow	Default Rate
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

As of June 30, 2013 and December 31, 2012, certain private equity funds maintained revolving lines of credit of $325.3, which renew annually and bear interest at LIBOR/EURIBOR plus 235-250 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lessor of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 350% asset coverage from the invested assets of the funds. As of June 30, 2013 and December 31, 2012, outstanding borrowings amount to $309.2 and $288.4. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

The fair value hierarchy levels of consolidated investment entities as of June 30, 2013 are presented in the table below:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$861.4	$—	$—	$861.4
Corporate loans, at fair value using the fair value option	—	4,573.5	—	4,573.5
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	75.2	—	—	75.2
Limited partnerships/corporations, at fair value	—	—	2,987.7	2,987.7
Total assets, at fair value	$936.6	$4,573.5	$2,987.7	$8,497.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$4,881.3	$4,881.3
Total liabilities, at fair value	$—	$—	$4,881.3	$4,881.3

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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. During the six months ended June 30, 2013 and 2012, there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2013:

	Beginning Balance April 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,980.7	$202.5	$(261.6)	$66.1	$2,987.7
Total assets, at fair value	$2,980.7	$202.5	$(261.6)	$66.1	$2,987.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(4,448.1)	$(465.1)	$67.7	$(35.8)	$(4,881.3)
Total liabilities, at fair value	$(4,448.1)	$(465.1)	$67.7	$(35.8)	$(4,881.3)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2013:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,931.2	$268.8	$(262.3)	$50.0	$2,987.7
Total assets, at fair value	$2,931.2	$268.8	$(262.3)	$50.0	$2,987.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(3,829.4)	$(1,081.2)	$68.6	$(39.3)	$(4,881.3)
Total liabilities, at fair value	$(3,829.4)	$(1,081.2)	$68.6	$(39.3)	$(4,881.3)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2012 is presented in the table below:

	Beginning Balance April 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,950.6	$298.9	$(232.1)	$289.2	$3,306.6
Total assets, at fair value	$2,950.6	$298.9	$(232.1)	$289.2	$3,306.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(2,491.7)	$—	$1.0	$(39.1)	$(2,529.8)
Total liabilities, at fair value	$(2,491.7)	$—	$1.0	$(39.1)	$(2,529.8)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2012 is presented in the table below:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,860.3	$399.8	$(249.1)	$295.6	$3,306.6
Total assets, at fair value	$2,860.3	$399.8	$(249.1)	$295.6	$3,306.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(2,057.1)	$(362.0)	$1.5	$(112.2)	$(2,529.8)
Total liabilities, at fair value	$(2,057.1)	$(362.0)	$1.5	$(112.2)	$(2,529.8)

Deconsolidation of Certain Investment Entities

During the six months ended June 30, 2013 and 2012, the Company did not deconsolidate any investment entities.

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities, the Company also holds variable interest in certain CLO entities that are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLO entities, the Company serves as the investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLO entities but if it does, such ownership has been deemed to be insignificant. The Company has never provided, and is not obligated to provide, any financial or other support to these entities.

The Company will review its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2013 and December 31, 2012, the Company does not hold any ownership interests in these unconsolidated CLOs.

The following table presents the carrying amounts of total assets and liabilities of the VIEs in which the Company has concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	June 30, 2013	December 31, 2012
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,754.5	1,792.2
Liabilities of nonconsolidated investment entities	1,769.7	1,772.9

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

In addition, the Company does not consolidate the funds in which its involvement takes a form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide the Company with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner.

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

15.    Segments

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

•
Other items, including restructuring expenses (severance, lease write-offs, etc.), integration expenses related to the Company’s acquisition of CitiStreet and certain third-party expenses and deal incentives related to the anticipated divestment of the Company by ING Group.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Retirement Solutions:
Retirement	$132.1	$71.1	$269.9	$195.0
Annuities	59.5	26.9	113.8	63.3
Investment Management	41.1	31.2	71.2	64.2
Insurance Solutions:
Individual Life	40.0	33.4	90.8	88.4
Employee Benefits	34.1	29.1	46.5	44.7
Total Ongoing Businesses	306.8	191.7	592.2	455.6
Corporate	(52.8)	(32.7)	(102.9)	(81.1)
Closed Blocks:
Closed Block Institutional Spread Products	10.9	8.9	33.0	31.0
Closed Block Other	7.1	30.9	6.4	33.1
Closed Blocks	18.0	39.8	39.4	64.1
Total operating earnings before income taxes	272.0	198.8	528.7	438.6

Adjustments:
Closed Block Variable Annuity	(338.4)	381.9	(815.5)	(525.8)
Net investment gains (losses) and related charges and adjustments	0.8	132.6	42.6	192.9
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	32.4	(44.1)	35.5	93.3
Loss related to businesses exited through reinsurance or divestment	(17.0)	(11.6)	(33.9)	(24.2)
Income (loss) attributable to noncontrolling interests	(3.1)	217.7	(16.6)	202.1
Other adjustments to operating earnings	(21.9)	(22.2)	(30.3)	(36.7)
Income (loss) before income taxes	$(75.2)	$853.1	$(289.5)	$340.2

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

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Retirement Solutions:
Retirement	$596.9	$538.9	$1,180.1	$1,119.3
Annuities	304.0	328.7	611.6	679.9
Investment Management	148.6	130.2	280.5	260.8
Insurance Solutions:
Individual Life	694.8	709.2	1,381.9	1,421.2
Employee Benefits	311.7	313.8	629.8	627.1
Total Ongoing Businesses	2,056.0	2,020.8	4,083.9	4,108.3
Corporate	7.9	19.3	25.0	33.5
Closed Blocks:
Closed Block Institutional Spread Products	26.3	30.3	64.6	73.3
Closed Block Other	7.3	8.6	14.5	19.0
Closed Blocks	33.6	38.9	79.1	92.3
Total operating revenues	2,097.5	2,079.0	4,188.0	4,234.1

Adjustments:
Closed Block Variable Annuity	(60.3)	798.2	(504.3)	(180.6)
Net realized investment gains (losses) and related charges and adjustments	(41.9)	197.2	(11.5)	300.5
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	70.1	(56.5)	90.7	68.8
Revenues related to businesses exited through reinsurance or divestment	(55.8)	28.3	(67.9)	35.8
Revenues (loss) attributable to noncontrolling interests	60.9	262.8	101.2	284.1
Other adjustments to operating revenues	70.1	52.9	163.0	104.5
Total revenues	$2,140.6	$3,361.9	$3,959.2	$4,847.2

Segment Information

The following is a summary of certain financial information for the Company’s segments for the periods indicated:

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment management intersegment revenues	$39.9	$38.4	$79.2	$78.5

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2013	December 31, 2012
Retirement Solutions:
Retirement	$89,837.5	$86,504.3
Annuities	26,653.1	27,718.6
Investment Management	432.0	498.5
Insurance Solutions:
Individual Life	25,462.4	25,319.0
Employee Benefits	2,528.1	2,657.0
Total Ongoing Businesses	144,913.1	142,697.4
Corporate	3,247.6	5,593.4
Closed Blocks:
Closed Block Variable Annuity	48,740.7	49,157.6
Closed Block Institutional Spread Products	4,519.8	4,392.2
Closed Block Other	7,859.7	8,239.1
Closed Blocks	61,120.2	61,788.9
Total assets of segments	209,280.9	210,079.7
Noncontrolling interest	7,842.6	6,314.5
Total assets	$217,123.5	$216,394.2

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of ING U.S., Inc. ("Parent Issuer"), Lion Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company at June 30, 2013 and December 31, 2012, and the results of their operations, comprehensive income and cash flows for three and six months ended June 30, 2013 and 2012.

The 2022 Notes, 2018 Notes and 2053 Notes are fully and unconditionally guaranteed by Lion Holdings, a 100% owned subsidiary of the Company. No other subsidiary of ING U.S., Inc. guarantees the 2022 Notes, 2018 Notes or 2053 Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of all amounts due and payable. In the event that Lion Holdings does not fulfill the guaranteed obligations, any holder of the 2022 Notes, 2018 Notes or 2053 Notes may immediately bring a claim against Lion Holdings for all amounts due and payable.

On July 26, 2013, the Company issued $400.0 of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Lion Holdings. Refer to the Financing Agreements Note to these Condensed Consolidated Financial Statements for additional information.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following condensed consolidating financial information is presented in conformance with the components of the condensed consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Equity in the subsidiaries is therefore reflected in the Parent Issuer's and Subsidiary Guarantor's Investment in subsidiaries and Equity in earnings of subsidiaries. Non-Guarantor Subsidiaries represent all other subsidiaries on a combined basis. The consolidating adjustments presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,857.1	$(13.7)	$69,843.4
Fixed maturities, at fair value using the fair value option	—	—	2,771.6	—	2,771.6
Equity securities, available-for-sale, at fair value	67.9	5.9	207.2	—	281.0
Short-term investments	—	—	2,404.8	—	2,404.8
Mortgage loans on real estate, net of valuation allowance	—	—	8,929.1	—	8,929.1
Policy loans	—	—	2,144.9	—	2,144.9
Limited partnerships/corporations	—	—	430.2	—	430.2
Derivatives	108.5	—	1,225.1	(159.2)	1,174.4
Investments in subsidiaries	14,401.0	12,228.8	—	(26,629.8)	—
Other investments	—	0.4	168.0	—	168.4
Securities pledged	—	—	1,357.0	—	1,357.0
Total investments	14,577.4	12,235.1	89,495.0	(26,802.7)	89,504.8
Cash and cash equivalents	576.1	0.4	973.3	—	1,549.8
Short-term investments under securities loan agreements, including collateral delivered	—	—	411.8	—	411.8
Accrued investment income	—	—	910.4	—	910.4
Reinsurance recoverable	—	—	7,053.0	—	7,053.0
Deferred policy acquisition costs, Value of business acquired	—	—	5,060.5	—	5,060.5
Sales inducements to contract holders	—	—	277.0	—	277.0
Goodwill and other intangible assets	—	—	333.0	—	333.0
Loans to subsidiaries and affiliates	133.7	27.2	279.3	(440.2)	—
Due from subsidiaries and affiliates	21.4	0.7	3.5	(25.6)	—
Other assets	43.1	—	1,229.8	(1.6)	1,271.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,987.7	—	2,987.7
Cash and cash equivalents	—	—	936.6	—	936.6
Corporate loans, at fair value using the fair value option	—	—	4,573.5	—	4,573.5
Other assets	—	—	25.2	—	25.2
Assets held in separate accounts	—	—	102,228.9	—	102,228.9
Total assets	$15,351.7	$12,263.4	$216,778.5	$(27,270.1)	$217,123.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,963.9	$—	$14,963.9
Contract owner account balances	—	—	70,598.0	—	70,598.0
Payables under securities loan agreement, including collateral held	—	—	470.6	—	470.6
Short-term debt	306.2	138.6	133.7	(439.9)	138.6
Long-term debt	2,597.9	664.4	17.1	(13.7)	3,265.7
Funds held under reinsurance agreements	—	—	1,281.6	—	1,281.6
Derivatives	62.8	—	1,417.3	(159.2)	1,320.9
Pension and other post-employment provisions	—	—	896.5	—	896.5
Current income taxes	(21.4)	21.1	13.1	—	12.8
Deferred income taxes	(131.3)	—	333.8	—	202.5
Due to subsidiaries and affiliates	2.3	1.2	22.1	(25.6)	—
Other liabilities	63.6	17.5	1,284.6	(1.9)	1,363.8
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	4,881.3	—	4,881.3
Other liabilities	—	—	851.3	—	851.3
Liabilities related to separate accounts	—	—	102,228.9	—	102,228.9
Total liabilities	2,880.1	842.8	199,393.8	(640.3)	202,476.4
Shareholders' equity:
Total ING U.S., Inc. shareholders' equity	12,471.6	11,420.6	15,209.2	(26,629.8)	12,471.6
Noncontrolling interest	—	—	2,175.5	—	2,175.5
Total shareholders' equity	12,471.6	11,420.6	17,384.7	(26,629.8)	14,647.1
Total liabilities and shareholders' equity	$15,351.7	$12,263.4	$216,778.5	$(27,270.1)	$217,123.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,925.7	$(15.4)	$70,910.3
Fixed maturities, at fair value using the fair value option	—	—	2,771.3	—	2,771.3
Equity securities, available-for-sale, at fair value	63.9	20.1	256.1	—	340.1
Short-term investments	—	—	5,991.2	—	5,991.2
Mortgage loans on real estate, net of valuation allowance	—	—	8,662.3	—	8,662.3
Policy loans	—	—	2,200.3	—	2,200.3
Limited partnerships/corporations	—	—	465.1	—	465.1
Derivatives	117.7	—	2,410.5	(153.7)	2,374.5
Investments in subsidiaries	15,715.1	14,044.3	—	(29,759.4)	—
Other investments	—	0.4	166.6	—	167.0
Securities pledged	—	—	1,605.5	—	1,605.5
Total investments	15,896.7	14,064.8	95,454.6	(29,928.5)	95,487.6
Cash and cash equivalents	357.5	0.4	1,428.9	—	1,786.8
Short-term investments under securities loan agreements, including collateral delivered	—	—	664.0	—	664.0
Accrued investment income	—	—	863.5	—	863.5
Reinsurance recoverable	—	—	7,379.3	—	7,379.3
Deferred policy acquisition costs, Value of business acquired	—	—	3,656.3	—	3,656.3
Sales inducements to contract holders	—	—	212.7	—	212.7
Goodwill and other intangible assets	—	—	348.5	—	348.5
Loans to subsidiaries and affiliates	77.0	58.0	261.4	(396.4)	—
Due from subsidiaries and affiliates	16.5	1.5	24.6	(42.6)	—
Other assets	35.8	—	1,326.7	—	1,362.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,931.2	—	2,931.2
Cash and cash equivalents	—	—	440.8	—	440.8
Corporate loans, at fair value using the fair value option	—	—	3,559.3	—	3,559.3
Other assets	—	—	34.3	—	34.3
Assets held in separate accounts	—	—	97,667.4	—	97,667.4
Total assets	$16,383.5	$14,124.7	$216,253.5	$(30,367.5)	$216,394.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholder's Equity:
Future policy benefits	$—	$—	$15,493.6	$—	$15,493.6
Contract owner account balances	—	—	70,562.1	—	70,562.1
Payables under securities loan agreement, including collateral held	—	—	1,509.8	—	1,509.8
Short-term debt	886.1	138.3	436.3	(396.1)	1,064.6
Long-term debt	1,824.6	1,014.1	347.8	(15.4)	3,171.1
Funds held under reinsurance agreements	—	—	1,236.6	—	1,236.6
Derivatives	59.3	—	2,038.6	(153.7)	1,944.2
Pension and other post-employment provisions	—	—	903.2	—	903.2
Current income taxes	(221.1)	7.2	225.6	—	11.7
Deferred income taxes	(127.4)	0.2	1,169.9	—	1,042.7
Due to subsidiaries and affiliates	23.1	1.5	18.0	(42.6)	—
Other liabilities	64.0	19.0	1,521.5	(0.3)	1,604.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	3,829.4	—	3,829.4
Other liabilities	—	—	292.4	—	292.4
Liabilities related to separate accounts	—	—	97,667.4	—	97,667.4
Total liabilities	2,508.6	1,180.3	197,252.2	(608.1)	200,333.0
Shareholders' equity:
Total ING U.S., Inc. shareholder's equity	13,874.9	12,944.4	16,815.0	(29,759.4)	13,874.9
Noncontrolling interest	—	—	2,186.3	—	2,186.3
Total shareholder's equity	13,874.9	12,944.4	19,001.3	(29,759.4)	16,061.2
Total liabilities and shareholder's equity	$16,383.5	$14,124.7	$216,253.5	$(30,367.5)	$216,394.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$0.2	$—	$1,112.6	$(0.6)	$1,112.2
Fee income	—	—	909.7	—	909.7
Premiums	—	—	474.8	—	474.8
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(9.7)	—	(9.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(2.5)	—	(2.5)
Net other-than-temporary impairments recognized in earnings	—	—	(7.2)	—	(7.2)
Other net realized capital gains (losses)	—	—	(558.7)	—	(558.7)
Total net realized capital gains (losses)	—	—	(565.9)	—	(565.9)
Other revenue	0.7	—	107.7	(2.3)	106.1
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	166.8	—	166.8
Changes in fair value related to collateralized loan obligations	—	—	(63.1)	—	(63.1)
Total revenues	0.9	—	2,142.6	(2.9)	2,140.6
Benefits and expenses:
Policyholder benefits	—	—	711.0	—	711.0
Interest credited to contract owner account balance	—	—	518.9	—	518.9
Operating expenses	4.2	—	768.3	(2.3)	770.2
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	124.5	—	124.5
Interest expense	28.9	14.3	1.2	(0.6)	43.8
Operating expenses related to consolidated investment entities:
Interest expense	—	—	43.4	—	43.4
Other expense	—	—	4.0	—	4.0
Total benefits and expenses	33.1	14.3	2,171.3	(2.9)	2,215.8
Income (loss) before income taxes	(32.2)	(14.3)	(28.7)	—	(75.2)
Income tax expense (benefit)	(1.5)	2.8	8.8	—	10.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(30.7)	(17.1)	(37.5)	—	(85.3)
Equity in earnings (losses) of subsidiaries, net of tax	(51.5)	575.4	—	(523.9)	—
Net income (loss) including noncontrolling interest	(82.2)	558.3	(37.5)	(523.9)	(85.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net income (loss) available to ING U.S., Inc.'s common shareholders	$(82.2)	$558.3	$(34.4)	$(523.9)	$(82.2)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$25.2	$0.1	$2,286.9	$(1.3)	$2,310.9
Fee income	—	—	1,801.6	—	1,801.6
Premiums	—	—	946.7	—	946.7
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(21.3)	—	(21.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(3.1)	—	(3.1)
Net other-than-temporary impairments recognized in earnings	—	—	(18.2)	—	(18.2)
Other net realized capital gains (losses)	—	—	(1,422.5)	—	(1,422.5)
Total net realized capital gains (losses)	—	—	(1,440.7)	—	(1,440.7)
Other revenue	2.8	0.3	203.8	(5.2)	201.7
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	211.0	—	211.0
Changes in fair value related to collateralized loan obligations	—	—	(72.0)	—	(72.0)
Total revenues	28.0	0.4	3,937.3	(6.5)	3,959.2
Benefits and expenses:
Policyholder benefits	—	—	1,251.5	—	1,251.5
Interest credited to contract owner account balance	—	—	1,039.8	—	1,039.8
Operating expenses	6.9	—	1,527.6	(5.2)	1,529.3
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	255.0	—	255.0
Interest expense	56.3	29.8	3.4	(1.3)	88.2
Operating expenses related to consolidated investment entities:
Interest expense	—	—	80.2	—	80.2
Other expense	—	—	4.7	—	4.7
Total benefits and expenses	63.2	29.8	4,162.2	(6.5)	4,248.7
Income (loss) before income taxes	(35.2)	(29.4)	(224.9)	—	(289.5)
Income tax expense (benefit)	(3.5)	(2.9)	27.7	—	21.3
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31.7)	(26.5)	(252.6)	—	(310.8)
Equity in earnings (losses) of subsidiaries, net of tax	(262.5)	356.0	—	(93.5)	—
Net income (loss) including noncontrolling interest	(294.2)	329.5	(252.6)	(93.5)	(310.8)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(16.6)	—	(16.6)
Net income (loss) available to ING U.S., Inc.'s common shareholders	$(294.2)	$329.5	$(236.0)	$(93.5)	$(294.2)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$1.3	$0.1	$1,138.5	$(1.0)	$1,138.9
Fee income	—	—	862.9	—	862.9
Premiums	—	—	474.8	—	474.8
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(10.1)	—	(10.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(4.0)	—	(4.0)
Net other-than-temporary impairments recognized in earnings	—	—	(6.1)	—	(6.1)
Other net realized capital gains (losses)	—	—	491.8	—	491.8
Total net realized capital gains (losses)	—	—	485.7	—	485.7
Other revenue	8.4	0.7	95.2	(3.8)	100.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	368.1	—	368.1
Changes in fair value related to collateralized loan obligations	—	—	(69.0)	—	(69.0)
Total revenues	9.7	0.8	3,356.2	(4.8)	3,361.9
Benefits and expenses:
Policyholder benefits	—	—	924.8	—	924.8
Interest credited to contract owner account balance	—	—	586.8	—	586.8
Operating expenses	1.4	—	715.0	(3.8)	712.6
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	216.2	—	216.2
Interest expense	17.0	17.2	4.9	(1.0)	38.1
Operating expenses related to consolidated investment entities:
Interest expense	—	—	25.6	—	25.6
Other expense	—	—	4.7	—	4.7
Total benefits and expenses	18.4	17.2	2,478.0	(4.8)	2,508.8
Income (loss) before income taxes	(8.7)	(16.4)	878.2	—	853.1
Income tax expense (benefit)	8.3	0.2	20.4	(27.9)	1.0
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(17.0)	(16.6)	857.8	27.9	852.1
Equity in earnings (losses) of subsidiaries, net of tax	651.4	(112.5)	—	(538.9)	—
Net income (loss) including noncontrolling interest	634.4	(129.1)	857.8	(511.0)	852.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	217.7	—	217.7
Net income (loss) available to ING U.S., Inc.'s common shareholder	$634.4	$(129.1)	$640.1	$(511.0)	$634.4

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$1.7	$0.2	$2,417.4	$(3.0)	$2,416.3
Fee income	—	—	1,751.9	—	1,751.9
Premiums	—	—	936.4	—	936.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(17.4)	—	(17.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(4.4)	—	(4.4)
Net other-than-temporary impairments recognized in earnings	—	—	(13.0)	—	(13.0)
Other net realized capital gains (losses)	—	—	(751.2)	—	(751.2)
Total net realized capital gains (losses)	—	—	(764.2)	—	(764.2)
Other revenue	12.3	0.7	181.7	(5.2)	189.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	403.0	—	403.0
Changes in fair value related to collateralized loan obligations	—	—	(85.7)	—	(85.7)
Total revenues	14.0	0.9	4,840.5	(8.2)	4,847.2
Benefits and expenses:
Policyholder benefits	—	—	1,372.9	—	1,372.9
Interest credited to contract owner account balance	—	—	1,156.9	—	1,156.9
Operating expenses	4.6	—	1,472.6	(5.2)	1,472.0
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	389.9	—	389.9
Interest expense	22.5	30.2	12.7	(3.0)	62.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	47.8	—	47.8
Other expense	—	—	5.1	—	5.1
Total benefits and expenses	27.1	30.2	4,457.9	(8.2)	4,507.0
Income (loss) before income taxes	(13.1)	(29.3)	382.6	—	340.2
Income tax expense (benefit)	13.1	(0.6)	52.3	(55.9)	8.9
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(26.2)	(28.7)	330.3	55.9	331.3
Equity in earnings (losses) of subsidiaries, net of tax	155.4	11.1	—	(166.5)	—
Net income (loss) including noncontrolling interest	129.2	(17.6)	330.3	(110.6)	331.3
Less: Net income (loss) attributable to noncontrolling interest	—	—	202.1	—	202.1
Net income (loss) available to ING U.S., Inc.'s common shareholder	$129.2	$(17.6)	$128.2	$(110.6)	$129.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(82.2)	$558.3	$(37.5)	$(523.9)	$(85.3)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,110.3)	(1,521.2)	(2,111.7)	3,632.9	(2,110.3)
Other-than-temporary impairments	20.4	9.5	20.4	(29.9)	20.4
Pension and other post-employment benefit liability	(3.4)	(0.8)	(3.5)	4.3	(3.4)
Other comprehensive income (loss), before tax	(2,093.3)	(1,512.5)	(2,094.8)	3,607.3	(2,093.3)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(728.3)	(525.0)	(728.8)	1,253.8	(728.3)
Other comprehensive income (loss), after tax	(1,365.0)	(987.5)	(1,366.0)	2,353.5	(1,365.0)
Comprehensive income (loss)	(1,447.2)	(429.2)	(1,403.5)	1,829.6	(1,450.3)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	(3.1)	—	(3.1)
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$(1,447.2)	$(429.2)	$(1,400.4)	$1,829.6	$(1,447.2)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(294.2)	$329.5	$(252.6)	$(93.5)	$(310.8)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,510.2)	(1,658.2)	(2,509.5)	4,167.7	(2,510.2)
Other-than-temporary impairments	31.3	16.4	31.3	(47.7)	31.3
Pension and other post-employment benefit liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	(2,485.8)	(1,643.4)	(2,485.1)	4,128.5	(2,485.8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(862.9)	(569.9)	(862.6)	1,432.5	(862.9)
Other comprehensive income (loss), after tax	(1,622.9)	(1,073.5)	(1,622.5)	2,696.0	(1,622.9)
Comprehensive income (loss)	(1,917.1)	(744.0)	(1,875.1)	2,602.5	(1,933.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	(16.6)	—	(16.6)
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$(1,917.1)	$(744.0)	$(1,858.5)	$2,602.5	$(1,917.1)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$634.4	$(129.1)	$857.8	$(511.0)	$852.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	649.8	450.8	651.2	(1,102.0)	649.8
Other-than-temporary impairments	11.1	4.7	10.3	(15.0)	11.1
Pension and other post-employment benefit liability	(3.7)	(0.8)	(3.7)	4.5	(3.7)
Other comprehensive income (loss), before tax	657.2	454.7	657.8	(1,112.5)	657.2
Income tax expense (benefit) related to items of other comprehensive income (loss)	222.7	94.8	212.8	(307.6)	222.7
Other comprehensive income (loss), after tax	434.5	359.9	445.0	(804.9)	434.5
Comprehensive income (loss)	1,068.9	230.8	1,302.8	(1,315.9)	1,286.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	217.7	—	217.7
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholder	$1,068.9	$230.8	$1,085.1	$(1,315.9)	$1,068.9

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$129.2	$(17.6)	$330.3	$(110.6)	$331.3
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	574.1	611.1	572.5	(1,183.6)	574.1
Other-than-temporary impairments	23.9	14.3	23.9	(38.2)	23.9
Pension and other post-employment benefit liability	(7.5)	(1.6)	(7.4)	9.0	(7.5)
Other comprehensive income (loss), before tax	590.5	623.8	589.0	(1,212.8)	590.5
Income tax expense (benefit) related to items of other comprehensive income (loss)	164.0	137.7	143.0	(280.7)	164.0
Other comprehensive income (loss), after tax	426.5	486.1	446.0	(932.1)	426.5
Comprehensive income (loss)	555.7	468.5	776.3	(1,042.7)	757.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	202.1	—	202.1
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholder	$555.7	$468.5	$574.2	$(1,042.7)	$555.7

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$145.6	$25.7	$1,155.6	$(37.0)	$1,289.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	7,714.4	—	7,714.4
Equity securities, available-for-sale	6.6	13.5	11.9	—	32.0
Mortgage loans on real estate	—	—	790.4	—	790.4
Limited partnerships/corporations	—	—	54.0	—	54.0
Acquisition of:
Fixed maturities	—	—	(10,478.1)	—	(10,478.1)
Equity securities, available-for-sale	(7.7)	—	(3.2)	—	(10.9)
Mortgage loans on real estate	—	—	(1,033.8)	—	(1,033.8)
Limited partnerships/corporations	—	—	(8.7)	—	(8.7)
Short-term investments, net	—	—	3,586.4	—	3,586.4
Policy loans, net	—	—	55.4	—	55.4
Derivatives, net	—	—	(1,293.4)	—	(1,293.4)
Other investments, net	—	—	11.5	—	11.5
Sales from consolidated investments entities	—	—	1,508.9	—	1,508.9
Purchase of consolidated investment entities	—	—	(2,027.2)	—	(2,027.2)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	1.8	—	—	(1.8)	—
Net maturity of short-term intercompany loans	(58.5)	30.8	(18.0)	45.7	—
Return of capital contributions from subsidiaries	1,434.0	987.0	—	(2,421.0)	—
Capital contributions to subsidiaries	(2,062.0)	—	—	2,062.0	—
Collateral received (delivered), net	12.7	—	(799.7)	—	(787.0)
Purchases of fixed assets, net	—	—	(15.1)	—	(15.1)
Net cash (used in) provided by investing activities	(673.1)	1,031.3	(1,944.3)	(315.1)	(1,901.2)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,917.2	—	5,917.2
Maturities and withdrawals from investment contracts	—	—	(6,226.0)	—	(6,226.0)
Proceeds from issuance of debt with maturities of more than three months	1,748.4	—	0.5	—	1,748.9
Repayment of debt with maturities of more than three months	(1,370.3)	(350.0)	(688.4)	—	(2,408.7)
Short-term debt, net	(171.6)	—	—	—	(171.6)
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany loans with maturities of more than three months	—	—	(1.8)	1.8	—
Net (repayments of) proceeds from short-term intercompany loans	(12.8)	—	58.5	(45.7)	—
Dividends to parent	—	—	(37.0)	37.0	—
Return of capital contributions to parent	—	(987.0)	(1,434.0)	2,421.0	—
Contributions of capital from parent	—	280.0	1,782.0	(2,062.0)	—
Borrowings of consolidated investment entities	—	—	27.7	—	27.7
Repayments of debt of consolidated investment entities	—	—	(7.8)	—	(7.8)
Contributions from participants in consolidated investment entities	—	—	942.2	—	942.2
Proceeds from issuance of common stock, net	572.0	—	—	—	572.0
Net cash (used in) provided by financing activities	746.1	(1,057.0)	333.1	352.1	374.3
Net increase (decrease) in cash and cash equivalents	218.6	—	(455.6)	—	(237.0)
Cash and cash equivalents, beginning of period	357.5	0.4	1,428.9	—	1,786.8
Cash and cash equivalents, end of period	$576.1	$0.4	$973.3	$—	$1,549.8

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(163.4)	$18.2	$1,508.2	$(16.0)	$1,347.0

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	9,420.2	—	9,420.2
Equity securities, available-for-sale	13.3	9.7	9.9	—	32.9
Mortgage loans on real estate	—	1.0	805.2	—	806.2
Loan - Dutch State obligation	—	—	192.3	—	192.3
Limited partnerships/corporations	—	—	300.3	—	300.3
Acquisition of:
Fixed maturities	—	—	(8,501.7)	—	(8,501.7)
Equity securities, available-for-sale	(6.0)	—	(6.5)	—	(12.5)
Mortgage loans on real estate	—	—	(1,068.9)	—	(1,068.9)
Limited partnerships/corporations	—	—	(38.4)	—	(38.4)
Short-term investments, net	—	—	(2,192.2)	—	(2,192.2)
Policy loans, net	—	—	54.9	—	54.9
Derivatives, net	—	—	(528.4)	—	(528.4)
Other investments, net	—	—	3.2	—	3.2
Sales from consolidated investments entities	—	—	749.2	—	749.2
Purchase of consolidated investment entities	—	—	(1,180.6)	—	(1,180.6)
Net maturity of short-term intercompany loans	(57.0)	(15.2)	2,142.8	(2,070.6)	—
Return of capital contributions from subsidiaries	813.0	720.0	—	(1,533.0)	—
Capital contributions to subsidiaries	(400.0)	—	—	400.0	—
Collateral received (delivered), net	7.2	—	495.1	—	502.3
Purchases of fixed assets, net	—	—	(24.9)	—	(24.9)
Other, net	—	—	(4.7)	—	(4.7)
Net cash (used in) provided by investing activities	370.5	715.5	626.8	(3,203.6)	(1,490.8)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	8,828.7	—	8,828.7
Maturities and withdrawals from investment contracts	—	—	(9,958.5)	—	(9,958.5)
Proceeds from issuance of debt with maturities of more than three months	2,082.8	—	—	—	2,082.8
Repayment of debt with maturities of more than three months	(73.8)	—	0.5	—	(73.3)
Short-term debt, net	26.0	—	—	—	26.0
Debt issuance costs	(29.4)	—	—	—	(29.4)
Net (repayments of) proceeds from short-term intercompany loans	(2,127.7)	—	57.1	2,070.6	—
Dividends to parent	—	—	(16.0)	16.0	—
Return of capital contributions to parent	—	(733.0)	(800.0)	1,533.0	—
Contributions of capital from parent	—	—	400.0	(400.0)	—
Borrowings of consolidated investment entities	—	—	45.7	—	45.7
Repayments of debt of consolidated investment entities	—	—	(43.3)	—	(43.3)
Contributions from participants in consolidated investment entities	—	—	442.4	—	442.4
Net cash (used in) provided by financing activities	(122.1)	(733.0)	(1,043.4)	3,219.6	1,321.1
Net increase (decrease) in cash and cash equivalents	85.0	0.7	1,091.6	—	1,177.3
Cash and cash equivalents, beginning of period	1.3	0.6	636.1	—	638.0
Cash and cash equivalents, end of period	$86.3	$1.3	$1,727.7	$—	$1,815.3

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012 and financial condition as of June 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as "Management's Discussion and Analysis of Results of Operations and Financial Condition" section contained in the Company's prospectus dated May 1, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (the "Securities Act") on May 3, 2013 (the "IPO Prospectus") and the Company's prospectus, dated July 11, 2013, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act on July 12, 2013 (the "Offering Prospectus").

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

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold and that we manage to minimize capital risk as they run-off. The Closed Block Variable Annuity ("CBVA") segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our Closed Block Variable Annuity segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued GICs and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses, three broker dealers and Life Insurance Company of Georgia. Closed Block Other also includes certain unreimbursed expenses related to ING Group’s Latin America business, which was sold in December 2011. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

Trends and Uncertainties

The following factors represent some of the key trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.

Market Conditions

The recent increase in market volatility, which we believe may continue for some time, has affected and may continue to affect our business and financial performance in varying ways. In the short- to medium-term, this increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be affected adversely by market volatility as fees driven by assets under management fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the recent financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjusts in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

While the second quarter saw an increase in yield levels across fixed income asset classes, interest rates still remain low by historical standards. The current low interest rate environment, which we believe may continue for some time, has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $87 billion as of June 30, 2013, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. In modeling anticipated net cash flows that will need to be reinvested, we take into account expected behavior of the issuers of fixed income instruments, including prepayment of callable assets. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

107

•
Tax-advantaged status: Many of the retirement savings, accumulation and protection products we sell qualify for tax-advantaged status. Changes in U.S. tax laws that alter the tax benefits of certain investment vehicles could have a material effect on demand for our products.

Aging of the U.S. Population

We believe that the aging of the U.S. population will affect both the demand for our products and the levels of our assets under management ("AUM") and assets under administration ("AUA"). As the "baby boomer" generation prepares for retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

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

Sales Statistics

In our discussion of our segment results under "Results of Operations—Segment by Segment," we sometimes refer to sales activity for various products. The term "sales" is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under GAAP and are used by us as operating measures underlying our financial performance.

Net flows are deposits less redemptions (including benefits and other product charges).

Sales for Individual Life products are based on a calculation of weighted average annual premiums ("WAP"). Sales for Employee Benefits products are based on a calculation of annual premiums, which represents regular premiums on new policies, plus a portion of new single premiums.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Revenues:
Net investment income	$1,112.2	$1,138.9	$2,310.9	$2,416.3
Fee income	909.7	862.9	1,801.6	1,751.9
Premiums	474.8	474.8	946.7	936.4
Net realized capital gains (losses)	(565.9)	485.7	(1,440.7)	(764.2)
Other revenue	106.1	100.5	201.7	189.5
Income (loss) related to consolidated investment entities:
Net investment income	166.8	368.1	211.0	403.0
Changes in fair value related to collateralized loan obligations	(63.1)	(69.0)	(72.0)	(85.7)
Total revenues	2,140.6	3,361.9	3,959.2	4,847.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,229.9	1,511.6	2,291.3	2,529.8
Operating expenses	770.2	712.6	1,529.3	1,472.0
Net amortization of deferred policy acquisition costs and value of business acquired	124.5	216.2	255.0	389.9
Interest expense	43.8	38.1	88.2	62.4
Operating expenses related to consolidated investment entities:
Interest expense	43.4	25.6	80.2	47.8
Other expense	4.0	4.7	4.7	5.1
Total benefits and expenses	2,215.8	2,508.8	4,248.7	4,507.0
Income (loss) before income taxes	(75.2)	853.1	(289.5)	340.2
Income tax expense (benefit)	10.1	1.0	21.3	8.9
Net income (loss)	(85.3)	852.1	(310.8)	331.3
Less: Net income (loss) attributable to noncontrolling interest	(3.1)	217.7	(16.6)	202.1
Net income (loss) available to our common shareholders	$(82.2)	$634.4	$(294.2)	$129.2

The following table presents AUM and AUA as of the dates indicated:

	June 30,
($ in millions)	2013	2012
AUM and AUA
Retirement Solutions:
Retirement	$317,216.6	$294,095.8
Annuities	26,233.5	26,496.7
Investment Management	245,618.0	227,547.7
Insurance Solutions:
Individual Life	15,677.7	15,080.3
Employee Benefits	1,762.1	1,768.1
Eliminations/Other	(172,445.1)	(171,611.9)
Total Ongoing Businesses	434,062.8	393,376.7
Closed Blocks:
Closed Block Variable Annuity	43,359.3	42,843.4
Closed Block Institutional Spread Products	3,685.4	5,214.6
Closed Block Other	543.8	589.1
Total Closed Blocks	47,588.5	48,647.1
Total AUM and AUA	$481,651.3	$442,023.8

AUM	$260,911.8	$232,142.4
AUA	220,739.5	209,881.4
Total AUM and AUA	$481,651.3	$442,023.8

The following table presents the relative contributions of each segment to operating earnings before income taxes for the periods indicated, and a reconciliation of operating earnings before income taxes to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Retirement Solutions:
Retirement	$132.1	$71.1	$269.9	$195.0
Annuities	59.5	26.9	113.8	63.3
Investment Management	41.1	31.2	71.2	64.2
Insurance Solutions:
Individual Life	40.0	33.4	90.8	88.4
Employee Benefits	34.1	29.1	46.5	44.7
Total Ongoing Business	306.8	191.7	592.2	455.6
Corporate	(52.8)	(32.7)	(102.9)	(81.1)
Closed Blocks:
Closed Block Institutional Spread Products	10.9	8.9	33.0	31.0
Closed Block Other	7.1	30.9	6.4	33.1
Total Closed Blocks (1)	18.0	39.8	39.4	64.1
Total operating earnings before income taxes	272.0	198.8	528.7	438.6

Adjustments:
Closed Block Variable Annuity	(338.4)	381.9	(815.5)	(525.8)
Net investment gains (losses) and related charges and adjustments	0.8	132.6	42.6	192.9
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	32.4	(44.1)	35.5	93.3
Loss related to businesses exited through reinsurance or divestment	(17.0)	(11.6)	(33.9)	(24.2)
Income (loss) attributable to noncontrolling interests	(3.1)	217.7	(16.6)	202.1
Other adjustments to operating earnings	(21.9)	(22.2)	(30.3)	(36.7)
Income (loss) before income taxes	$(75.2)	$853.1	$(289.5)	$340.2
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

The following table presents the relative contributions of each segment to operating revenues for the periods indicated and a reconciliation of operating revenues to Total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Retirement Solutions:
Retirement	$596.9	$538.9	$1,180.1	$1,119.3
Annuities	304.0	328.7	611.6	679.9
Investment Management	148.6	130.2	280.5	260.8
Insurance Solutions:
Individual Life	694.8	709.2	1,381.9	1,421.2
Employee Benefits	311.7	313.8	629.8	627.1
Total Ongoing Business	2,056.0	2,020.8	4,083.9	4,108.3
Corporate	7.9	19.3	25.0	33.5
Closed Blocks:
Closed Block Institutional Spread Products	26.3	30.3	64.6	73.3
Closed Block Other	7.3	8.6	14.5	19.0
Total Closed Blocks(1)	33.6	38.9	79.1	92.3
Total operating revenues	2,097.5	2,079.0	4,188.0	4,234.1

Adjustments:
Closed Block Variable Annuity	(60.3)	798.2	(504.3)	(180.6)
Net realized investment gains (losses) and related charges and adjustments	(41.9)	197.2	(11.5)	300.5
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	70.1	(56.5)	90.7	68.8
Revenues related to businesses exited through reinsurance or divestment	(55.8)	28.3	(67.9)	35.8
Revenues (loss) attributable to noncontrolling interests	60.9	262.8	101.2	284.1
Other adjustments to operating revenues	70.1	52.9	163.0	104.5
Total revenues	$2,140.6	$3,361.9	$3,959.2	$4,847.2
(1) Our Closed Block Variable Annuity segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within operating revenues.

Notable Items

We believe the following table will help investors identify more easily some of the larger causes of changes in our operating earnings before income taxes during the periods discussed. The table highlights notable items that are included in operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking). In addition, we included the historic interest expense because interest expense has changed meaningfully over the period given the changes in debt. There may be other items not included in the following table that caused increases (decreases) in operating earnings before taxes for the periods presented. See the descriptions within the "Results of Operations" section for a more comprehensive discussion of the causes of changes in operating earnings before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Interest expense (including interest rate swap settlements)	$(43.2)	$(32.1)	$(85.1)	$(48.8)
DAC/VOBA and other intangibles unlocking	3.6	(13.8)	10.9	(34.7)
Loss on sale of certain alternative investments(1)	—	(92.0)	—	(92.0)
(1) See "Investments-Sale of Certain Alternative Investments" for description of certain alternative investments.

The following table presents the adjustment to income (loss) before income taxes related to total investment gains (losses) and the related net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Other-than-temporary impairments	$(7.2)	$(6.1)	$(18.2)	$(13.0)
CMO-B fair value adjustments(1)	(115.3)	146.7	(148.5)	131.0
Gains (losses) on the sale of securities	2.1	58.7	22.6	196.5
Other, including changes in the fair value of derivatives	81.0	2.6	147.1	11.6
Total investment gains (losses)	(39.4)	201.9	3.0	326.1
Net amortization of DAC/VOBA and other intangibles on above	43.7	(60.9)	56.6	(102.9)
Net investment gains (losses), including Closed Block Variable Annuity	4.3	141.0	59.6	223.2
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	3.5	8.4	17.0	30.3
Net investment gains (losses)	$0.8	$132.6	$42.6	$192.9
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to income (loss) before taxes related to guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes Closed Block Variable Annuity.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Gain (loss), excluding nonperformance risk	$76.7	$(68.3)	$92.8	$157.6
Gain (loss) due to nonperformance risk	(18.2)	7.9	(22.3)	(92.6)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	58.5	(60.4)	70.5	65.0
Net amortization of DAC/VOBA and sales inducements	(26.1)	16.3	(35.0)	28.3
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$32.4	$(44.1)	$35.5	$93.3

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Income (Loss)

Net investment income decreased $26.7 million from $1,138.9 million to $1,112.2 million primarily due to lower investment income on a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives, or "CMO-B," and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012, lower average volumes in the Annuity segment, as well as a decline in average assets in our Closed Block Institutional Spread Products. The decline in the volumes of the Annuities segment is due to certain Multi Year Guarantee Annuities ("MYGAs"), mostly sold in 2002, which reached the end of their guarantee period in 2012. Most of these MYGAs had high crediting rates while the supporting assets generated returns below the targets set when the contracts were issued which negatively impacted returns in our Annuities segment. The decline in the assets of the Closed Block Institutional Spread Products segment is due to the continued run-off of this business. Partially offsetting the overall decline in investment income was the effect of a loss on sale of certain alternative investments in the second quarter of 2012.

The following table presents the net loss on the sale of certain alternative investments in the second quarter of 2012 as included in the segment Operating earnings before income taxes:

Three and Six Months Ended June 30,
($ in millions)	2012
Net investment income (loss)	$(97.5)
Net investment income related to consolidated investment entities/noncontrolling interest	5.6
Net loss available to ING U.S., Inc.'s common shareholders	$(91.9)
Retirement	$(48.1)
Annuities	(18.0)
Investment Management	2.2
Individual Life	(13.1)
Employee Benefits	(5.1)
Closed Block Institutional Spread Products	(8.0)
Close Block Other	(1.9)
Net loss included in segment operating earnings before income taxes (1)	$(92.0)
(1) Amount does not include net gain for the Closed Block Variable Annuity segment of $0.1 million as of June 30, 2012.

Fee income increased $46.8 million from $862.9 million to $909.7 million primarily due to an increase in fees in our Retirement and Closed Block Variable Annuity segments associated with higher AUM as a result of equity market improvements. An increase in the Investment Management segment sourced fees driven by positive net cash flow and improved equity markets also contributed to the increase. Partially offsetting these increases were lower net contractual charges offset by higher cost of insurance fees in our Individual Life segment.

Net realized capital losses changed by $(1,051.6) million from a gain of $485.7 million to a loss of $565.9 million primarily due to changes in fair value of derivatives from the Closed Block Variable Annuity segment liability hedges and changes in fair value of guaranteed benefit derivatives due to nonperformance risk, offset by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk. Also contributing to the decline were changes in the gains/losses on the CHO program and net realized investment results. In addition, losses resulting from market value changes in the embedded derivative associated with business reinsured are entirely offset in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives from the Closed Block Variable Annuity segment liability hedges resulted in a change of $(1,718.8) million from a gain of $1,030.5 million to a loss of $688.3 million primarily as a result of rising interest rates and, to a lesser extent, equity market growth in the current period compared to market declines in the prior year period. Equity market appreciation, partially offset by a lower average notional position, led to a decline of $109.7 million on our CHO program, from a gain of $64.1 million to a loss of $45.6 million. The hedge program in the Closed Block Variable Annuity segment focuses on protecting regulatory and rating agency capital from equity market movements rather than mitigating earnings volatility.

Changes in fair value of guaranteed benefit derivatives due to nonperformance risk in our Retirement, Annuities and Closed Block Variable Annuity segments resulted in a change of $(317.8) million, from a gain of $178.3 million to a loss of $139.5 million, which was more than offset by gains on guaranteed benefit derivatives, excluding nonperformance risk. Changes in guaranteed benefit derivatives, excluding nonperformance risk in our Closed Block Variable Annuity segment changed by $1,236.1 million, from a loss of $792.4 million to a gain of $443.7 million, driven by higher interest rates and equity market growth in the current period compared to the prior year period, as well as favorable changes in volatility. Changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk, from our ongoing business resulted in a favorable change compared to the prior year period of $145.0 million, driven primarily by market changes and a reduction in expected future guaranteed interest rates on Stabilizer contracts.

Net realized investment losses in the current period were $39.4 million compared to gains of $201.9 million in the prior year period. The change of $(241.3) million was primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities as well as derivative mark to market adjustments.

Other revenue increased $5.6 million from $100.5 million to $106.1 million primarily due to higher income earned by our Retirement segment's broker/dealers for sales on non-proprietary products.

Interest credited and other benefits to contract owners/policyholders decreased $281.7 million from $1,511.6 million to $1,229.9 million primarily due to changes in guaranteed benefit reserves in our Closed Block Variable Annuity segment driven by favorable fund returns in the current period compared to the prior year period, where fund returns were unfavorable. Adding to the favorable change were decreases in interest credited in our Annuities segment due to declining reserves for MYGAs as well as lower crediting rates across several product lines, and favorable reserve changes in our Insurance Solutions business. Declining contract owner account balances for the Closed Block Institutional Spread Products segment also contributed to the decrease. A decline in the funds withheld reserve associated with business transferred from us to Hannover Re resulting from market changes is entirely offset in Net Realized Capital Gains (Losses).

Operating expenses increased $57.6 million from $712.6 million to $770.2 million due to lower expenses in the prior year period in our Closed Block Other segment as a result of a reimbursement of expenses by ING Group. Also adding to the increase were higher sales and performance related expenses in our Investment Management segment as well as higher broker/dealer and other asset based expenses in our Retirement segment.

Net amortization of DAC/VOBA decreased $91.7 million from $216.2 million to $124.5 million. The decrease is primarily driven by a decrease in amortization in our Retirement segment due to a lower amortization rate and lower gross profit levels as a result of realized losses in the current period compared to realized gains in the prior year period. The Annuities segment also contributed to the favorable decline primarily driven by unfavorable unlocking in the prior year period due to a decrease in projected investment margins on the MYGA block.

Income (loss) before income taxes changed by $928.3 million from income of $853.1 million to a loss of $(75.2) million primarily due to an increase in net losses related to the incurred guaranteed benefits and guarantee hedge program in our Closed Block Variable Annuity segment and changes in the fair value of guaranteed benefit derivatives due to nonperformance risk. Partially offsetting this was the effect of a $91.9 million loss on the sale of certain alternative investments in the second quarter of 2012.

Income tax expense (benefit) increased $9.1 million from $1.0 million to $10.1 million. The low effective tax rate is because the tax expense (benefit) on net income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. Tax capital gains are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense.

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $73.2 million from $198.8 million to $272.0 million, primarily due the $92.0 million loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the sale in the prior year period, higher operating earnings for the Retirement Solutions business were driven by higher fee income in our Retirement Segment and lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals, as well as changes in DAC/VOBA and other intangibles unlocking in our Annuities Segment. Improved results in our Investment Management Segment as well as lower operating expenses in our Closed Block Other Segment also contributed to the increase. Offsetting these increases was lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012, as well as higher interest expenses in the Corporate segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Closed Block Variable Annuity results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains decreased $131.8 million from $132.6 million to $0.8 million primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, partially offset by higher derivative mark to market adjustments.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed by $76.5 million from a loss of $44.1 million to a gain of $32.4 million. The increase was driven primarily by current period gains on guaranteed benefit derivatives, excluding nonperformance risk compared to losses in the prior year period, as a result of market changes and due to a reduction in expected future guaranteed interest rates on Stabilizer contracts, partially offset by changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, net of amortization of DAC/VOBA, and sales inducements.

Losses related to businesses exited through reinsurance or divestment increased $5.4 million from $(11.6) million to $(17.0) million primarily due to higher costs associated with the business transferred from us to Hannover Re.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Income (Loss)

Net investment income decreased $105.4 million from $2,416.3 million to $2,310.9 million primarily due to lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012, lower average volumes in the Annuity segment, as well as a decline in average assets in our Closed Block Institutional Spread Products. The decline in the volumes of the Annuities segment is due to certain MYGAs, mostly sold in 2002, which reached the end of their guarantee period in 2012. Most of these MYGAs had high crediting rates while the supporting assets generated returns below the targets set when the contracts were issued which negatively impacted returns in our Annuities segment. The decline in the assets of the Closed Block Institutional Spread Products segment is due to the continued run-off of this business. Partially offsetting the overall decline was an increase in net investment income as the prior year period included a loss on sale of certain alternative investments.

Fee income increased $49.7 million from $1,751.9 million to $1,801.6 million primarily due to an increase in in fees in our Retirement and Closed Block Variable Annuity segments associated with higher AUM as a result of equity market improvements. An increase in the Investment Management segment sourced fees driven by positive net cash flow and improved equity markets also contributed to the increase. Partially offsetting these increases were lower net contractual charges offset by higher cost of insurance fees in our Individual Life segment.

Premiums increased $10.3 million from $936.4 million to $946.7 million primarily due to higher renewal premiums resulting from growth in in-force of our Insurance Solutions business, partially offset by lower sales of immediate annuities with life contingencies in our Annuities segment.

Net realized capital losses increased by $676.5 million from a loss of $764.2 million to a loss of $1,440.7 million primarily due to changes in fair value of derivatives from the Closed Block Variable Annuity segment liability hedges and lower net realized investment gains, offset by changes in fair value of guaranteed benefit derivatives. In addition, losses resulting from market value changes in the embedded derivatives associated with business reinsured are entirely offset in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives from the Closed Block Variable Annuity segment liability hedges resulted in a change of $(1,279.2) million from a loss of $485.4 million to a loss of $1,764.6 million, primarily as a result of rising interest rates and, to a lesser extent, equity market growth in the current period compared to equity market declines in the prior year period. Equity market appreciation, partially offset by a lower average notional position, resulted in increased losses of $19.2 million on our CHO program, from a loss of $223.3 million to a loss of $204.1 million. The hedge program in the Closed Block Variable Annuity segment focuses on protecting regulatory and rating agency capital from equity market movements rather than mitigating earnings volatility.

Lower net realized investment gains, which declined from $326.1 million to $3.0 million, were primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, as well as derivative mark to market adjustments.
Higher losses in the current period are partially offset by gains from changes in fair value of guaranteed benefit derivatives in our Closed Block Variable Annuity segment and Retirement Solutions business. Gains on guaranteed benefit derivatives, excluding nonperformance risk in our Closed Block Variable Annuity segment, increased $747.7 million from $247.2 million to $994.9 million driven by higher interest rates and equity market growth in the current period compared to the prior year period, as well as favorable changes in volatility. Changes in the fair value of guaranteed benefit derivatives in our Retirement, Annuities and Closed Block Variable Annuity segments due to nonperformance risk resulted in a decrease in net realized capital losses of $243.4 million from a loss of $493.7 million to a loss of $250.3 million.

Other revenue increased $12.2 million from $189.5 million to $201.7 million primarily due to higher income earned by our Retirement Services segment's broker-dealers for sales on non-proprietary products, changes in contractual amounts paid to/from retirement plan customers upon surrender, and an increase in service fees earned by our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $238.5 million from $2,529.8 million to $2,291.3 million primarily due to decreases in interest credited in our Annuities business due to declining reserves for MYGAs as well as lower crediting rates across several product lines, as well as changes in guaranteed benefit reserves in our Closed Block Variable Annuity segment driven by more favorable fund returns in the current period compared to the prior year period. A decline in the funds withheld reserve associated with business transferred from us to Hannover Re resulting from market changes is entirely offset in Net Realized Capital Losses.

Operating expenses increased $57.3 million from $1,472.0 million to $1,529.3 million due to lower expenses in the prior year period in our Closed Block Other segment as a result of a reimbursement of expenses by ING Group. Also adding to the increase were higher sales and performance related expenses in our Investment Management segment as well as higher broker/dealer and other asset based expenses in our Retirement segment.

Net amortization of DAC/VOBA decreased $134.9 million from $389.9 million to $255.0 million. The decrease is primarily driven by a decrease in amortization in our Retirement segment due to a lower amortization rate and lower gross profit levels as a result of realized losses in the current period compared to realized gains in the prior year period. The Annuities segment also contributed to the favorable decline primarily driven by unfavorable unlocking in the prior year period due to a decrease in projected investment margins on the MYGA block.

Income (loss) before income taxes decreased $629.7 million from income of $340.2 million to a loss of $289.5 million primarily due to an increase in net losses related to the incurred guaranteed benefits and guarantee hedge program in our Closed Block Variable Annuity segment and lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012. These were partially offset by the loss on the sale of certain alternative investments in the second quarter of 2012.

Income tax expense (benefit) increased $12.4 million from $8.9 million to $21.3 million. The low effective tax rate is because the tax expense (benefit) on net income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. Tax capital gains are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense.

Operating Earnings (Loss) before Income Taxes

Operating earnings before income taxes increased $90.1 million from $438.6 million to $528.7 million primarily due to the $82.1 million loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the sale in the prior year period, higher operating earnings for the Retirement Solutions business were driven by higher fee income in our

Retirement Segment and lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals, as well as changes in DAC/VOBA and other intangibles unlocking in our Annuities Segment. Lower operating expenses in our Closed Block Other Segment also contributed to the increase. Offsetting these increases were lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012, as well as higher interest expense in the Corporate segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Closed Block Variable Annuity is discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains decreased $150.3 million from $192.9 million to $42.6 million primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, as well as derivative mark to market adjustments.

Net guaranteed benefit hedging gains and related charges and adjustments decreased by $57.8 million from $93.3 million to $35.5 million. The decrease was driven primarily by lower gains on guaranteed benefit derivatives, excluding nonperformance risk, partially offset by changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, net of amortization of DAC/VOBA, and sales inducements. Lower gains on guaranteed benefit derivatives, excluding nonperformance risk, were partially due to a reduction in expected future guaranteed interest rates on Stabilizer contracts offset by gains on fixed indexed annuity hedges due to market changes.

Losses related to businesses exited through reinsurance or divestment increased $9.7 million from a loss of $24.2 million to a loss of $33.9 million primarily due to higher costs associated with the business reinsured to Hannover Re.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our ongoing businesses. The following table presents operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating earnings before income taxes	$306.8	$191.7	$592.2	$455.6
The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking	$3.6	$(13.8)	$10.9	$(34.7)
Loss on sale of alternative assets	—	(82.1)	—	(82.1)

Ongoing Business - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating earnings before income taxes increased $115.1 million from $191.7 million to $306.8 million primarily due the $82.1 million loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the sale in the prior year period, higher operating earnings before income taxes for the Retirement Solutions business were driven by higher fee income in our Retirement Segment and lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals, as well as changes in DAC/VOBA and other intangibles unlocking in our Annuities Segment. Improved results in our Investment Management Segment also contributed to the increase. Lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012 partially offset the improvements in operating earnings before income taxes.

Ongoing Business - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating earnings before income taxes increased $136.6 million from $455.6 million to $592.2 million primarily due the $82.1 million loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the sale in the prior year period, higher operating earnings before income taxes for the Retirement Solutions business were driven by higher fee income in our Retirement Segment and lower interest credited costs from lapses of MYGAs and improved margins on MYGA renewals, as well as changes in DAC/VOBA and other intangibles unlocking in our Annuities Segment. Lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012 partially offset the improvements in operating earnings before income taxes.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$388.8	$347.2	$777.7	$735.3
Fee income	189.0	173.6	372.8	350.7
Premiums	3.8	3.0	4.3	3.5
Other revenue	15.3	15.1	25.3	29.8
Total operating revenues	596.9	538.9	1,180.1	1,119.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	212.1	210.4	416.7	418.8
Operating expenses	210.0	207.6	414.0	421.5
Net amortization of DAC/VOBA	42.7	49.4	79.5	83.2
Interest expense	—	0.4	—	0.8
Total operating benefits and expenses	464.8	467.8	910.2	924.3
Operating earnings before income taxes	$132.1	$71.1	$269.9	$195.0

The following table presents certain notable items that resulted in the volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking	$(1.4)	$(5.0)	$1.6	$(1.2)
Loss on sale of alternative investments	—	(48.1)	—	(48.1)

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	June 30,
($ in millions)	2013	2012
Corporate market	$35,916.3	$31,143.9
Tax exempt market	49,451.5	44,705.9
Total full service plans	85,367.8	75,849.8
Stable value(1)	8,406.9	6,137.5
Individual market	2,702.4	2,227.1
Total AUM	96,477.1	84,214.4
AUA	220,739.5	209,881.4
Total AUM and AUA	$317,216.6	$294,095.8
(1) Consists of assets where we are the investment manager.

	June 30,
($ in millions)	2013	2012
General Account	$27,700.9	$26,109.1
Separate Account	52,609.7	45,714.5
Mutual Fund/Institutional Funds	16,166.5	12,390.8
AUA	220,739.5	209,881.4
Total AUM and AUA	$317,216.6	$294,095.8

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Balance as of beginning of period	$95,602.3	$85,079.8	$90,471.2	$79,477.7
Deposits	3,028.0	2,952.6	6,758.9	6,094.7
Surrenders, benefits and product charges	(2,586.4)	(2,395.8)	(4,897.9)	(4,918.3)
Net flows	441.6	556.8	1,861.0	1,176.4
Interest credited and investment performance	433.2	(1,422.2)	4,144.9	3,560.3
Balance as of end of period	$96,477.1	$84,214.4	$96,477.1	$84,214.4

Retirement - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains increased $41.6 million from $347.2 million to $388.8 million primarily due to a loss of $48.1 million on the sale of certain alternative investments and a reduction of fair value of our investments in Low Income Housing Tax Credits ("LIHTC") of $4.6 million in the second quarter of 2012. In addition, increases to net investment income were due to growth of general account assets in the current period, which were offset by lower investment yields. General account assets increased from $26.1 billion to $27.7 billion in the current year compared to the prior year due to participants transferring funds from variable investment options into fixed investment options. The increases were partially offset by lower investment yields on the CMO-B portfolio and lower alternative investment income as a result of portfolio restructuring in the second and third quarters of 2012, coupled with lower reinvestment rates.

Fee income increased $15.4 million from $173.6 million to $189.0 million primarily due to increases in full service retirement plan fees, advisory fees and additional change order fees for the recordkeeping business. The increase in fees related to the full service retirement plans was driven by net increases in institutional/mutual fund and separate account AUM. These increases were partially offset by decreases in other recordkeeping fees primarily due to terminated contracts.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $1.7 million from $210.4 million to $212.1 million primarily due to an increase in general account liabilities, which correspond to the increase in general account assets as described above. This increase was partially offset by lower amortization of sales inducements and a decrease in average credited rates due to actions taken in 2012 and in January 2013 to reflect the continuing low interest rate environment.

Operating expenses increased $2.4 million from $207.6 million to $210.0 million due to higher commission expense due to an increase in AUM, partially offset by lower expenses for the recordkeeping business.

Net amortization of DAC/VOBA decreased $6.7 million from $49.4 million to $42.7 million primarily as a result of lower unfavorable DAC unlocking and lower amortization due to a decrease in the amortization rate in the current quarter. Unfavorable DAC unlocking in the prior period was primarily driven by declines in equity markets.

Operating earnings before income taxes was higher primarily due to an increase in net investment income as a result of the loss related to the sale of certain alternative investments in the second quarter of 2012. In addition, there was an increase in fee income related to full service retirement plans.

Retirement - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains increased $42.4 million from $735.3 million to $777.7 million primarily due to a loss of $48.1 million on the sale of certain alternative investments and a reduction of fair value of our investments in LIHTC of $4.6 million in the second quarter of 2012. In addition, increases to net investment income were due to growth of general account assets in the current period, which were offset by lower investment yields. General account assets increased from $26.1 billion to $27.7 billion in the current year compared to the prior year due to participants transferring funds from variable investment options into fixed investment options. The increases were partially offset by lower investment yields on the CMO-B portfolio and lower alternative investment income as a result of portfolio restructuring in the second and third quarters of 2012, coupled with lower reinvestment rates.

Fee income increased $22.1 million from $350.7 million to $372.8 million primarily due to increases in full service retirement plan fees, advisory fees and additional change order fees for the recordkeeping business. The increase in fees related to the full service retirement plans was driven by net increases in institutional/mutual fund and separate account AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to terminated contracts.

Other revenue decreased $4.5 million from $29.8 million to $25.3 million primarily due to a change in contractual amounts paid to/from retirement plan sponsors upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $2.1 million from $418.8 million to $416.7 million primarily due to a decrease in average credited rates due to actions taken in 2012 and January of 2013 to reflect the continuing low interest rate environment along with favorable intangible unlocking. This decrease was offset by additional benefit costs resulting from an increase in general account liabilities which corresponds to the increase in general account assets as described above.

Operating expenses decreased $7.5 million from $421.5 million to $414.0 million primarily driven by lower variable compensation expense as well as lower operating expenses for the recordkeeping business. The decrease was offset by higher commission expense due to an increase in AUM.

Net amortization of DAC/VOBA decreased $3.7 million from $83.2 million to $79.5 million primarily as a result of favorable DAC unlocking and a lower amortization rate. The decrease in the second quarter amortization was partially offset by higher amortization in the first quarter.

Operating earnings before income taxes was higher primarily due to an increase in net investment income as a result of the loss related to the sale of certain alternative investments in the second quarter of 2012. In addition, there was an increase in fee income related to full service retirement plans and lower operating expenses. Partially offsetting these increases was a decline in investment income on alternative investments as a result of portfolio restructuring in 2012.

Retirement Solutions-Annuities

The following table presents operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$283.5	$304.2	$570.6	$633.2
Fee income	11.2	8.2	21.1	15.6
Premiums	6.7	11.7	14.5	23.5
Other revenue	2.6	4.6	5.4	7.6
Total operating revenues	304.0	328.7	611.6	679.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	183.9	219.6	368.3	461.5
Operating expenses	32.2	31.1	63.2	62.3
Net amortization of DAC/VOBA	28.4	50.9	66.3	92.5
Interest expense	—	0.2	—	0.3
Total operating benefits and expenses	244.5	301.8	497.8	616.6
Operating earnings before income taxes	$59.5	$26.9	$113.8	$63.3

The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking	$9.9	$(8.6)	$16.9	$(28.9)
Loss on sale of alternative investments	—	(18.0)	—	(18.0)

The following table presents AUM for our Annuities segment as of the dates indicated:

	June 30,
($ in millions)	2013	2012
AUM:
General account	$22,647.3	$23,656.1
Separate account	770.0	748.4
Mutual funds	2,816.2	2,092.2
Total AUM	$26,233.5	$26,496.7

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Balance at beginning of period	$26,228.0	$27,592.6	$26,101.1	$27,690.2
Deposits	624.6	633.9	1,179.4	1,230.0
Surrenders, benefits and product charges	(868.3)	(1,851.1)	(1,643.4)	(2,958.8)
Net flows	(243.7)	(1,217.2)	(464.0)	(1,728.8)
Interest credited and investment performance	249.2	121.3	596.4	535.3
Balance as of end of period	$26,233.5	$26,496.7	$26,233.5	$26,496.7

Annuities - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $20.7 million from $304.2 million to $283.5 million primarily due to lower general account assets, lower reinvestment rates and lower investment income on the CMO-B portfolio. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms largely due to lower renewal crediting rates, which reflect the lower interest rate environment compared to the crediting rates during their initial term. In addition, investment income on the CMO-B portfolio was lower due to market conditions and portfolio restructuring in 2012. These decreases were partially offset by higher income on alternative investments, as the second quarter of 2012 included an $18.0 million loss on the sale of certain alternative investments.

Fee income increased $3.0 million from $8.2 million to $11.2 million due to growth in assets of mutual fund custodial products, which are sold by the annuity distribution force as an alternative retirement product. Average assets of mutual fund custodial products increased 37% from $2.0 billion for the period ended June 30, 2012 to $2.8 billion for the period ended June 30, 2013, due to positive net flows and market performance.

Premiums decreased $5.0 million from $11.7 million to $6.7 million due to lower sales of immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $35.7 million from $219.6 million to $183.9 million primarily due to lapses of MYGAs in 2012, which resulted in a decrease to average account values, as well as lower crediting rates on MYGA renewals. Lower options costs of FIAs also contributed to the decrease.

Net amortization of DAC/VOBA decreased $22.5 million from $50.9 million to $28.4 million primarily due to changes in unlocking of DAC/VOBA. Unlocking was favorable in the current period due to higher than expected gross profits and favorable persistency. In the prior year period, unlocking was unfavorable primarily due to a decrease in the projected margins on the MYGA policies in 2012.

Operating earnings before income taxes

Operating earnings before taxes increased $32.6 million from $26.9 million to $59.5 million primarily driven by changes in DAC/VOBA and other intangibles unlocking and the loss on sale of certain alternative investments in the second quarter of 2012.

Annuities - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $62.6 million from $633.2 million to $570.6 million primarily due to lower general account assets, lower reinvestment rates and lower investment income on the CMO-B portfolio. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to lower renewal crediting rates, which reflect the lower interest rate environment compared to the crediting rates during their initial term. In addition, investment income on the CMO-B and alternative investment portfolios was lower due to market conditions and portfolio restructuring in 2012. These decreases were partially offset by higher income on alternative investments, as the second quarter of 2012 included an $18.0 million loss on the sale of certain alternative assets.

Fee income increased $5.5 million from $15.6 million to $21.1 million due to growth in assets of mutual fund custodial products, which are sold by the annuity distribution force as an alternative retirement product. Average assets of mutual fund custodial products increased 35% from $2.0 billion for the period ended June 30, 2012 to $2.7 billion for the period ended June 30, 2013 due to positive net flows and market performance.

Premiums decreased $9.0 million from $23.5 million to $14.5 million due to lower sales of immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $93.2 million from $461.5 million to $368.3 million primarily due to lapses of MYGAs in 2012, which resulted in a decrease to average account values, as well as lower crediting rates on MYGA renewals. Lower option costs of FIAs and favorable mortality on annuities with life contingencies also contributed to the decrease.

Net amortization of DAC/VOBA decreased $26.2 million from $92.5 million to $66.3 million primarily due to favorable changes in unlocking of DAC/VOBA. Unlocking was favorable in the current period due to higher than expected gross profits and favorable persistency. In the prior year period unlocking was primarily due to a decrease in the projected margins on the MYGA policies in 2012. Partially offsetting the decrease was higher amortization due to higher gross profits in the current period and an increase in the amortization rate.

Operating earnings before income taxes

Operating earnings before taxes increased $50.5 million from $63.3 million to $113.8 million primarily driven by changes in DAC/VOBA and other intangibles unlocking and the loss on sale of certain alternative investments in the second quarter of 2012. Partially offsetting these increases was a decline in investment income on alternative investments as a result of portfolio restructuring in 2012.

Investment Management

The following table presents operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$6.1	$13.3	$8.9	$18.7
Fee income	132.3	114.1	254.0	232.0
Other revenue	10.2	2.8	17.6	10.1
Total operating revenues	148.6	130.2	280.5	260.8
Operating benefits and expenses:
Operating expenses	107.5	99.0	209.3	196.6
Total operating benefits and expenses	107.5	99.0	209.3	196.6
Operating earnings before income taxes	$41.1	$31.2	$71.2	$64.2

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Investment Management intersegment revenues	$39.9	$38.4	$79.2	$78.5

The following table presents certain notable items that resulted in the volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Gain on sale of alternative investments	$—	$2.2	$—	$2.2

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	June 30,
($ in millions)	2013	2012
AUM:
Institutional/retail
Investment Management sourced	$60,643.9	$48,879.7
Affiliate sourced(1)	49,404.6	42,563.9
General account	80,275.3	80,079.4
Total AUM	190,323.8	171,523.0
AUA:
Affiliate sourced(2)	55,294.2	56,024.7
Total AUM and AUA	$245,618.0	$227,547.7
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Net Flows:
Investment Management sourced	$3,145.2	$34.4	$5,775.9	$(151.6)
Affiliate sourced	(45.6)	(851.2)	501.2	2,993.7
Total	$3,099.6	$(816.8)	$6,277.1	$2,842.1

Investment Management - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $7.2 million from $13.3 million to $6.1 million primarily due to lower alternative investment income partially as a result of valuation adjustments. In addition, the prior year included a $2.2 million gain on the sale of certain alternative investments.

Fee income increased $18.2 million from $114.1 million to $132.3 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominantly driven by positive net flows including sub-advisor replacements (performance driven replacement of non-ING U.S. mutual fund sub-advisors) and improved equity markets.

Other revenue increased $7.4 million from $2.8 million to $10.2 million primarily due to an increase in performance, production and other fees which are related to meeting or exceeding contractual requirements set forth by the customer or additional services not connected to AUM and AUA.

Operating benefits and expenses

Operating expenses increased $8.5 million from $99.0 million to $107.5 million as a result of higher variable expenses associated with additional earnings and sales.

Operating earnings before income taxes

The overall increase in operating earnings of $9.9 million was primarily driven by higher fee income due to an increase in affiliate sourced AUM and Investment Management sourced AUM and an increase in Other revenue. The increases were partially offset by lower net investment income and higher variable expenses associated with additional earnings and sales.

Investment Management - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $9.8 million from $18.7 million to $8.9 million primarily due to lower alternative investment income partially as a result of valuation adjustments. In addition, the prior year included a $2.2 million gain on the sale of certain alternative investments.

Fee income increased $22.0 million from $232.0 million to $254.0 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominantly driven by positive net flows including sub-advisor replacements (performance driven replacement of non-ING U.S. mutual fund sub-advisors) and improved equity markets.

Other revenue increased $7.5 million from $10.1 million to $17.6 million primarily due to an increase in performance, production and other fees, which are related to meeting or exceeding contractual requirements set forth by the customer or additional services not connected to AUM and AUA.

Operating benefits and expenses

Operating expenses increased $12.7 million from $196.6 million to $209.3 million as a result of higher variable expenses associated with additional earnings and sales.

Operating earnings before income taxes

The overall increase in operating earnings of $7.0 million was primarily driven by higher fee income due to an increase in affiliate sourced AUM and Investment Management sourced AUM and an increase in other revenue. The increases were partially offset by lower net investment income and higher variable expenses associated with additional earnings and sales.

Insurance Solutions - Individual Life

The following table presents operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$215.4	$224.0	$432.3	$471.0
Fee income	280.0	288.0	556.8	571.3
Premiums	192.1	186.7	377.9	366.1
Other revenue	7.3	10.5	14.9	12.8
Total operating revenues	694.8	709.2	1,381.9	1,421.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	512.4	531.0	1,014.0	1,035.8
Operating expenses	94.6	95.4	185.5	192.4
Net amortization of DAC/VOBA	47.6	47.4	90.5	98.0
Interest expense	0.2	2.0	1.1	6.6
Total operating benefits and expenses	654.8	675.8	1,291.1	1,332.8
Operating earnings before income taxes	$40.0	$33.4	$90.8	$88.4

The following table presents certain notable items that resulted in volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking	$(4.9)	$(0.2)	$(7.6)	$(4.6)
Loss on sale of alternative investments	—	(13.1)	—	(13.1)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Sales by Product Line:
Universal life:
Guaranteed	$—	$24.6	$0.5	$46.8
Accumulation	3.9	6.9	7.9	13.0
Indexed	6.6	8.5	13.4	13.6
Total universal life	10.5	40.0	21.8	73.4
Variable life	2.4	1.2	5.1	2.4
Term	13.9	35.2	29.1	68.9
Total sales by product line	$26.8	$76.4	$56.0	$144.7

Total gross premiums	$506.8	$615.6	$1,005.4	$1,214.3
End of period:
In-force face amount	$608,528.3	$596,557.1	$608,528.3	$596,557.1
In-force policy count	1,346,368	1,344,069	1,346,368	1,344,069
New business policy count (paid)	15,290	36,339	31,427	70,393

Individual Life - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $8.6 million from $224.0 million to $215.4 million primarily due to lower investment income on the CMO-B portfolio as a result of portfolio restructuring in the second and third quarters of 2012 and lower yields on commercial mortgages. This was partially offset by higher income on alternative investments as the second quarter of 2012 included a $13.1 million loss on the sale of certain alternative investments.

Fee income decreased $8.0 million from $288.0 million to $280.0 million primarily due to lower net contractual charges resulting from a reduction of secondary guarantee product sales. This was partially offset by higher cost of insurance fees due to the aging of the in-force block.

Premiums increased $5.4 million from $186.7 million to $192.1 million due to continued growth in renewal premiums for term life business partially offset by lower first year premiums as a result of lower term sales.

Other revenue decreased $3.2 million from $10.5 million to $7.3 million due primarily to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $18.6 million from $531.0 million to $512.4 million primarily due to lower benefit costs resulting from lower guarantee product sales partially offset by higher gross claims on the term block and unfavorable intangible unlocking.

Operating expenses decreased $0.8 million from $95.4 million to $94.6 million primarily due to lower sales related expenses partially offset by increased credit facility fees supporting reinsurance transactions.

Operating earnings before income taxes

Operating earnings before income taxes increased due to lower benefit costs resulting from lower guarantee product sales. Partially offsetting this was lower investment income due to lower CMO-B income and lower yields, and lower net contractual charges resulting from a reduction of secondary guarantee product sales.

Individual Life - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $38.7 million from $471.0 million to $432.3 million primarily due to lower investment income on the CMO-B portfolio as a result of portfolio restructuring in the second and third quarters of 2012 and lower yields on commercial mortgages. This was partially offset by higher income on alternative investments as the second quarter of 2012 included a $13.1 million loss on the sale of certain alternative investments.

Fee income decreased $14.5 million from $571.3 million to $556.8 million primarily due to lower net contractual charges resulting from a reduction of secondary guarantee product sales. This was partially offset by higher cost of insurance fees due to aging of the in-force block.

Premiums increased $11.8 million from $366.1 million to $377.9 million due to continued growth in renewal premiums for term business partially offset by lower first year premiums as a result of lower term sales.

Other revenue increased $2.1 million from $12.8 million to $14.9 million due primarily to restructuring of certain reinsurance facilities.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $21.8 million from $1,035.8 million to $1,014.0 million primarily due to lower benefit costs resulting from lower guarantee product sales and favorable IBNR development in the first quarter of 2013. Partially offsetting these items were higher gross claims on the term block and unfavorable intangible unlocking.

Operating expenses decreased $6.9 million from $192.4 million to $185.5 million primarily due to lower sales related expenses partially offset by increased credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $7.5 million from $98.0 million to $90.5 million primarily due to favorable unlocking, excluding other intangible unlocking, in the current period compared to the prior period. In addition, there was lower amortization in the current period driven by lower term sales.

Interest expense decreased $5.5 million from $6.6 million to $1.1 million primarily due to the novation and recapture of certain surplus notes in 2012.

Operating earnings before income taxes

Operating earnings before income taxes increased slightly due to lower benefit costs resulting from lower guarantee product sales, favorable IBNR development, and higher renewal premiums from the term business. Partially offsetting these items was lower investment income due to lower CMO-B income and lower yields, higher gross claims on the term block and lower net contractual charges resulting from a reduction of secondary guarantee product sales.

Insurance Solutions - Employee Benefits

The following table presents operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$27.9	$25.6	$56.3	$57.3
Fee income	15.8	15.5	31.6	30.9
Premiums	269.0	272.3	543.9	540.7
Other revenue	(1.0)	0.4	(2.0)	(1.8)
Total operating revenues	311.7	313.8	629.8	627.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	213.2	223.2	455.8	457.2
Operating expenses	60.5	57.6	120.5	118.8
Net amortization of DAC/VOBA	3.9	3.9	7.0	6.4
Total operating benefits and expenses	277.6	284.7	583.3	582.4
Operating earnings before income taxes	$34.1	$29.1	$46.5	$44.7

The following table presents certain notable items that resulted in the volatility in operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Loss on sale of alternative investments	$—	$(5.1)	$—	$(5.1)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Sales by Product Line:
Group life	$1.6	$7.6	$45.6	$32.9
Group stop loss	11.6	19.0	101.3	131.3
Other group products	1.5	2.4	14.2	12.0
Total group products	14.7	29.0	161.1	176.2
Voluntary products	3.8	5.0	14.1	12.4
Total sales by product line	$18.5	$34.0	$175.2	$188.6

Total gross premiums and deposits	$311.3	$313.8	$630.8	$626.6
Total annualized in-force premiums	1,273.5	1,327.3	1,273.5	1,327.3

Loss Ratios:
Group life (interest adjusted)	75.4%	69.5%	80.4%	76.2%
Group stop loss	72.1%	75.5%	74.9%	75.9%

Employee Benefits - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains increased $2.3 million from $25.6 million to $27.9 million primarily due to higher income on alternative investments as the second quarter of 2012 included a $5.1 million loss on the sale of certain alternative investments. This increase was partially offset by lower investment income on the CMO-B portfolio resulting from portfolio restructuring in the second and third quarters of 2012.

Premiums decreased $3.3 million from $272.3 million to $269.0 million primarily due to lower group stop loss premiums resulting from higher terminations partially offset by increased group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $10.0 million from $223.2 million to $213.2 million primarily due to lower volumes and improved loss ratios in group stop loss and improved results in retained disability. Partially offsetting these items were higher group life claims. The group life loss ratio in the second quarter 2013 was improved over the first quarter 2013 and is in line with expectations, but not as favorable as the second quarter of 2012.

Operating expenses increased $2.9 million from $57.6 million to $60.5 million primarily due to higher commission expenses due to the mix of product sales.

Operating earnings before income taxes

Operating earnings before income taxes increased primarily due to lower volumes and improved loss ratios in group stop loss, improved results in retained disability and higher investment income, driven by increased alternative investment income. Partially offsetting these items were lower group stop loss premiums and higher commissions due to the mix of sales.

Employee Benefits - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating revenues

Net investment income and net realized gains decreased $1.0 million from $57.3 million to $56.3 million primarily due to lower investment income on the CMO-B portfolio resulting from portfolio restructuring in the second and third quarters of 2012. This was partially offset by higher income on alternative investments as the second quarter of 2012 included a $5.1 million loss on the sale of certain alternative investments.

Premiums increased $3.2 million from $540.7 million to $543.9 million primarily due to higher group life premiums resulting from higher sales and in-force blocks. These increases were partially offset by lower group stop loss premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $1.4 million from $457.2 million to $455.8 million primarily due to lower group stop loss volumes and improved results in retained disability, partially offset by higher group life volumes and higher loss ratios in group life.

Operating expenses increased $1.7 million from $118.8 million to $120.5 million primarily due to higher commission expenses due to the mix of product sales.

Operating earnings before income taxes

Operating earnings before income taxes increased slightly primarily due to higher group life premiums and lower group stop loss benefits. Partially offsetting these items were lower investment income and higher commissions due to the mix of sales.

Corporate

The following table presents operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Interest expense (including interest rate swap settlements)	$(43.2)	$(32.1)	$(85.1)	$(48.8)
Closed Block Variable Annuity contingent capital LOC	(5.6)	(11.6)	(18.4)	(30.5)
Amortization of intangibles	(8.8)	(8.7)	(17.6)	(17.4)
Other	4.8	19.7	18.2	15.6
Operating earnings before income taxes	$(52.8)	$(32.7)	$(102.9)	$(81.1)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the operating segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating loss before income taxes increased $20.1 million from $(32.7) million to $(52.8) million primarily due to an increase in interest expense and a decrease in investment income, offset by a decrease in LOC expenses. Interest expense increased over the period as a result of a change in debt structure, in which we repaid the borrowings under the debt entered into during the second quarter of 2012 and issued long-term debt. See a description of the change in debt structure under "Debt Securities". Lower investment income on the alternative investment portfolio was partially offset by lower LOC expenses in the current year period, due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment on May 14, 2013.

Corporate - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating loss before income taxes increased $21.8 million from $(81.1) million to $(102.9) million primarily due to an increase in interest expense and a decrease in investment income, offset by a decrease in operating expenses. Interest expense increased over the period partially due to additional interest and debt issuance costs associated with the debt entered into during the second quarter of 2012 and as a result of a change in debt structure, in which we repaid the borrowings under the debt entered into during the second quarter of 2012 and issued long-term debt. See a description of the change in debt structure under "Debt Securities". Lower investment income on the alternative investment portfolio was partially offset by lower operating expenses in the current year period, primarily due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment on May 14, 2013, as well as an accrual for a contingency in the prior year period.

Closed Blocks

The following table presents operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Closed Block Institutional Spread Products	$10.9	$8.9	$33.0	$31.0
Closed Block Other	7.1	30.9	6.4	33.1
Operating earnings before income taxes	$18.0	$39.8	$39.4	$64.1

The following table presents operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$26.0	$30.1	$64.0	$73.0
Premiums	0.6	0.6	1.2	1.2
Other revenue	(0.3)	(0.4)	(0.6)	(0.9)
Total operating revenues	26.3	30.3	64.6	73.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	12.7	17.4	26.2	34.8
Operating expenses	2.6	3.2	5.2	6.0
Net amortization of DAC/VOBA	0.1	0.2	0.2	0.3
Interest expense	—	0.6	—	1.2
Total operating benefits and expenses	15.4	21.4	31.6	42.3
Operating earnings before income taxes	$10.9	$8.9	$33.0	$31.0

The following table presents operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$6.0	$7.6	$12.0	$15.8
Fee income	—	—	—	0.1
Premiums	1.1	1.3	2.0	3.0
Other revenue	0.2	(0.3)	0.5	0.1
Total operating revenues	7.3	8.6	14.5	19.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(7.3)	(1.3)	(0.5)	5.7
Operating expenses	7.5	(21.0)	8.6	(19.8)
Total operating benefits and expenses	0.2	(22.3)	8.1	(14.1)
Operating earnings before income taxes	$7.1	$30.9	$6.4	$33.1

Closed Blocks - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes increased $2.0 million from $8.9 million to $10.9 million primarily as a result of an $8.0 million loss on the sale of certain alternative investments in the second quarter of 2012, offset by lower earnings resulting from decreases in the block size. The average block size based on AUM declined approximately 27% from $5.2 billion as of June 30, 2012 to $3.8 billion as of June 30, 2013. As a result, net investment income and interest credited and other benefits to contract owners/policyholders decreased.

Closed Block Other

Operating earnings before income taxes decreased $23.8 million from $30.9 million to $7.1 million primarily as a result of lower operating expenses in the prior year period due to a $22.0 million reimbursement of expenses by ING Group during the second quarter of 2012. In addition, favorable reserve development in the retained portion of the group reinsurance business more than offset a reduction in investment income resulting from the continuing run-off of this segment.

Closed Blocks - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes increased $2.0 million from $31.0 million to $33.0 million primarily as a result of an $8.0 million loss on the sale of certain alternative investments in the second quarter of 2012, offset by lower earnings resulting from decreases in the block size. The average block size based on AUM declined approximately 31% from $5.4 billion as of June 30, 2012 to $3.7 billion as of June 30, 2013. As a result net investment income and interest credited and other benefits to contract owners/policyholders decreased.

Closed Block Other

Operating earnings before income taxes decreased $26.7 million from $33.1 million to $6.4 million primarily as a result of lower operating expenses in the prior year period due to a $22.0 million reimbursement of expenses by ING Group during the second quarter of 2012. In addition, favorable reserve development in the retained portion of the group reinsurance business more than offset a reduction in investment income resulting from the continuing run-off of this segment.

Closed Block Variable Annuity

The following table presents income (loss) before income taxes of our Closed Block Variable Annuity segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Revenues:
Net investment income	$20.9	$5.9	$39.3	$23.3
Fee income	320.7	304.8	630.0	615.1
Net realized capital gains (losses)	(408.4)	480.8	(1,184.8)	(832.5)
Other revenue	6.5	6.7	11.2	13.5
Total revenues	(60.3)	798.2	(504.3)	(180.6)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	144.3	286.4	50.2	90.1
Operating expenses and interest expense	116.5	113.6	228.7	223.8
Net amortization of DAC/VOBA	17.3	16.3	32.3	31.3
Total benefits and expenses	278.1	416.3	311.2	345.2
Income (loss) before income taxes	$(338.4)	$381.9	$(815.5)	$(525.8)

The following table presents certain notable items that result in volatility in income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(407.4)	$(74.1)	$(861.3)	$(390.6)
Gain (losses) related to CHO program	(45.6)	64.1	(204.1)	(223.3)
Gain (loss) due to nonperformance risk	(121.3)	170.4	(228.0)	(401.1)
Net investment gains (losses)	3.5	8.5	17.0	30.4
DAC/VOBA and other intangibles unlocking and loss recognition	(1.8)	(1.5)	(2.0)	(1.3)

The following table presents AUM for our Closed Block Variable Annuity segment as of the dates indicated:

	June 30,
($ in millions)	2013	2012
AUM
General account	$1,336.6	$1,147.7
Separate account	42,022.7	41,695.7
Total AUM	$43,359.3	$42,843.4

The following table presents a rollforward of AUM for our Closed Block Variable Annuity segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Balance at beginning of period	$44,546.6	$45,133.8	$43,198.4	$42,645.5
Deposits	175.4	132.7	307.2	258.1
Surrenders, benefits and product charges	(1,193.0)	(967.6)	(2,268.6)	(1,989.4)
Net flows	(1,017.6)	(834.9)	(1,961.4)	(1,731.3)
Interest credited and investment performance	(169.7)	(1,455.5)	2,122.3	1,929.2
Balance as of end of period	$43,359.3	$42,843.4	$43,359.3	$42,843.4

Closed Block Variable Annuity - Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Income (loss) before income taxes decreased $720.3 million from $381.9 million to $(338.4) million primarily due to an increase in net losses related to the incurred guaranteed benefits and our guarantee hedge program, changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, and losses in our CHO program. Increased losses of $333.3 million were related to the incurred guaranteed benefits and our guarantee hedge program, which was a loss of $407.4 million in the current period compared to a loss of $74.1 million in the prior year period. The variance was primarily due to favorable equity market returns versus the prior year period, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The current period results also included a $291.7 million negative variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from a gain of $170.4 million in the prior year period to loss of $(121.3) million in the current period. Equity market appreciation, partially offset by a lower average notional position, led to a decline of $109.7 million on our CHO program from a gain of $64.1 million to a loss of $45.6 million. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Closed Block Variable Annuity - Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Loss before income taxes increased $289.7 million from $(525.8) million to $(815.5) million, primarily due to an increase in net losses related to the incurred guaranteed benefits and our guarantee hedge program, partially offset by lower losses from changes in the fair value of guaranteed benefit derivatives related to nonperformance risk. Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $861.3 million in the current period compared to a loss of $390.6 million in the prior year period. The $470.7 million increased loss was primarily the result of higher equity market returns, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The current period results also included a loss of $228.0 million due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, compared to a loss of $401.1 million in the prior year period. Results on our CHO program improved slightly by $19.2 million, from a loss of $223.3 million to a loss of $204.1 million. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the NAV of these funds. The investment income on alternative investments shown below for the period stated excludes the $92.0 million net loss on the sale of certain alternative investments during the prior year periods. The transaction is discussed below under "Investments—Sale of Certain Alternative Investments."

The following table presents the investment income for the three and six month periods ended June 30, 2013 and 2012, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Retirement
Alternative investment income	$8.4	$14.8	$16.3	$39.7
Average alternative investment	260.0	624.8	258.0	647.5
Annuities
Alternative investment income	7.6	9.5	12.0	21.8
Average alternative investment	178.8	313.2	184.0	335.9
Investment Management
Alternative investment income	6.1	11.1	8.9	16.5
Average alternative investment	123.8	100.1	122.2	93.2
Individual Life
Alternative investment income	6.3	5.9	9.7	11.7
Average alternative investment	138.8	225.3	135.5	230.5
Employee Benefits
Alternative investment income	1.1	1.4	1.7	4.0
Average alternative investment	25.6	65.3	24.6	67.4
Total Ongoing Business
Alternative investment income	29.5	42.7	48.6	93.7
Average alternative investment	727.0	1,328.7	724.3	1,374.5
Corporate
Alternative investment income	(5.7)	6.9	(3.0)	12.0
Average alternative investment	95.5	93.5	96.8	92.0
Closed Blocks(1)
Alternative investment income	2.4	2.3	4.2	6.9
Average alternative investment	59.4	111.2	60.9	115.9
Total ING US
Alternative investment income	26.2	51.9	49.8	112.6
Average alternative investment	$881.9	$1,533.4	$882.0	$1,582.4
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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and six month periods ended June 30, 2013 and 2012.

The following table presents the amount of DAC, VOBA, DSI and URR ("DAC/VOBA and other intangibles") unlocking that is included in segment operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Retirement	$(1.4)	$(5.0)	$1.6	$(1.2)
Annuities	9.9	(8.6)	16.9	(28.9)
Individual Life	(4.9)	(0.2)	(7.6)	(4.6)
Total DAC/VOBA and other intangibles unlocking	$3.6	$(13.8)	$10.9	$(34.7)

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

Parent Company Sources and Uses of Liquidity

In evaluating liquidity it is important to distinguish the cash flow needs of ING U.S., Inc. from the cash flow needs of the Company as a whole. ING U.S., Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to ING U.S., Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by ING U.S., Inc.’s access to the $750.0 million revolving credit sublimit of its Revolving Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

ING U.S., Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2013	2012
Beginning cash and cash equivalents balance	$357.5	$1.3
Sources:
Proceeds from issuance of commercial paper, net of repayments	—	35.0
Dividends and returns of capital from subsidiaries	1,434.0	813.0
Amounts received from subsidiaries under tax sharing arrangements, net	196.1	—
Proceeds from credit facility borrowings, net of repayments	—	2,000.0
Proceeds from 2018 Notes offering	1,000.0	—
Proceeds from 2053 Notes offering	750.0	—
Proceeds from Initial Public Offering, net	572.0	—
Other, net	—	64.1
Total sources	3,952.1	2,912.1
Uses:
Payment of interest expense	31.2	14.6
Capital provided to subsidiaries	2,062.0	400.0
Repayments of loans from subsidiaries, net of new issuances	12.8	2,127.7
Repayment of commercial paper, net of issuances	192.0	—
Repayment of credit facility borrowings	1,350.0	—
New issuances of loans to subsidiaries, net of repayments	56.7	57.0
Amounts paid to subsidiaries under tax sharing arrangements, net	—	227.8
Other, net	28.8	—
Total uses	3,733.5	2,827.1
Net increase in cash and cash equivalents	218.6	85.0
Ending cash and cash equivalents balance	$576.1	$86.3

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws applicable to our insurance subsidiaries, domiciled in Colorado, Connecticut, Iowa and Minnesota (collectively, "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, our principal insurance subsidiaries received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to pay extraordinary distributions to ING U.S., Inc. or Lion Connecticut Holdings Inc. ("Lion Holdings"), a wholly owned subsidiary of ING U.S., Inc., in the aggregate amount of $1.434 billion contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013. The Company's estimated risk-based capital ("RBC") ratio on a combined basis is 454% as of June 30, 2013.

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

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of ING U.S., Inc. and of its insurance company subsidiaries and general macroeconomic conditions. The following table summarizes our borrowing activities for the six months ended June 30, 2013:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Short-Term Debt:
Commercial paper	$192.0	$474.9	$(666.9)	$—	$—
Current portion of long-term debt	872.6	—	(734.3)	0.3	138.6
Total short-term debt	$1,064.6	$474.9	$(1,401.2)	$0.3	$138.6
Long-Term Debt:
Debt securities in issue	$1,500.4	$1,748.2	$—	$0.8	$3,249.4
Borrowings from ING V(1)	500.0	—	(350.0)	—	150.0
Windsor property loan	4.9	—	—	—	4.9
Syndicated Bank Term Loan	1,350.0	—	(1,350.0)	—	—
Surplus notes	688.4	—	(688.4)	—	—
Subtotal	4,043.7	1,748.2	(2,388.4)	0.8	3,404.3
Less: Current portion of long-term debt	872.6	—	(734.3)	0.3	138.6
Total long-term debt	$3,171.1	$1,748.2	$(1,654.1)	$0.5	$3,265.7
(1) On July 5, 2013, the outstanding loan was paid in full.

Commercial Paper

ING U.S., Inc. has a commercial paper program with an authorized capacity of $3.0 billion. Our commercial paper borrowings have been generally used to fund the working capital needs of our subsidiaries and provide short-term liquidity to us. Outstanding commercial paper borrowings were $192.0 million at December 31, 2012. No amounts were outstanding as of June 30, 2013. The issuances under this program benefit from a full and irrevocable guarantee provided by ING V. We pay ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. We reduced the balance of commercial paper outstanding under the commercial paper program to zero in April 2013, and expect to terminate the program in the second half of 2013. In the future, as and when our credit profile permits us to do so, we intend to establish a standalone commercial paper program in the ordinary course of business.

Debt Securities

As of June 30, 2013 and December 31, 2012, Lion Holdings had outstanding $138.7 million par amount of 6.75% Debentures due September 15, 2013, $163.0 million par amount of 7.25% Debentures due August 15, 2023, $235.1 million par amount of 7.63% Debentures due August 15, 2026 and $108.0 million par amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), all of which were issued by a predecessor of Lion Holdings and assumed in connection with our acquisition of Aetna's life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million par amount of 8.42% Series B Capital Securities due April 1, 2027 (the "ING USA Notes"). ING Group guarantees the Aetna Notes. Both the Aetna Notes and the ING USA Notes benefit from a guarantee by ING U.S., Inc.

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

On July 13, 2012, the Company issued $850.0 million of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Lion Holdings. We pay interest semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2022 Notes and was paid $0.3 million for its services. We used the proceeds of the 2022 Notes to repay $500.0 million of the direct borrowings under the Revolving Credit Agreement. The remaining proceeds of the 2022 Notes were used for general corporate purposes, including the retirement of commercial paper.

On February 11, 2013, ING U.S., Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes") in a private placement with registration rights. The 2018 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. During the six months ended June 30, 2013, we used the proceeds of the 2018 Notes to repay $850.0 million of the borrowings under the Term Loan portion of our Senior Unsecured Credit Facility. We used the remaining proceeds of the 2018 Notes for general corporate purposes including retirement of outstanding commercial paper. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2018 Notes and was paid $0.3 million for its services. As a result of the issuance of the 2018 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement of the Senior Unsecured Credit Facility was reduced by 50% of the issuance to the minimum of $750.0 million.

On May 16, 2013, we issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

We may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25.0 million of aggregate principal (excluding the principal amount of 2053 Notes held by us or our affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May15, 2023 within 90 days after the occurrence of a "tax event" or "rating agency event", as defined in the 2053 Notes Offering Memorandum, at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," as defined in the 2053 Notes Offering Memorandum, plus, in each case accrued and unpaid interest.

On May 21, 2013, we used the proceeds of the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 million under the Term Loan portion of the Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay the borrowings with ING V.

On July 26, 2013, we issued $400.0 million of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Lion Holdings. Interest is payable semiannually on each January 15 and July 15, commencing on January 15, 2014. We and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 120 days after the date of note issuance. The registration statement will cover the offer to the holders of the 2043 Notes to exchange the 2043 Notes for new notes containing identical terms except for transfer restrictions. The Company used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes and the 2053 Notes, the Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes (the "Exchange Offer"). The Exchange Offer was completed on August 9, 2013.

The 2043 Notes are also subject to registration rights. Under the terms of a registration rights agreement applicable to the 2043 Notes, an exchange offer for the 2043 Notes is required to be completed by January 22, 2014.

Surplus Notes

Two of our onshore captive reinsurance subsidiaries, Whisperingwind II, LLC and Whisperingwind III, LLC, issued surplus notes in order to finance insurance reserves assumed. On January 3, 2013, Whisperingwind II, LLC repaid the $359.3 million surplus note.

On April 16, 2013, Whisperingwind III, LLC obtained a letter of credit ("LOC") of $305.0 million to replace its surplus note. Upon receiving regulatory approval, on April 19, 2013 Whisperingwind III, LLC repaid its $329.1 million surplus note. See the Financing Agreements Note "Surplus Notes" section to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Senior Unsecured Credit Facility

On April 20, 2012, ING U.S., Inc. entered into a $5.0 billion Senior Unsecured Credit Facility with a syndicate of banks. The Senior Unsecured Credit Facility, which is guaranteed by Lion Holdings consists of the $3.5 billion Revolving Credit Agreement and the $1.5 billion Term Loan Agreement. The Revolving Credit Agreement expires on April 20, 2015. The Term Loan Agreement expired on May 21, 2013, upon the repayment of all amounts outstanding under the Term Loan Agreement.

Credit Facilities and Subsidiary Credit Support Arrangement

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

The following table presents our credit facilities, their dates of expiration, capacity and utilization as of June 30, 2013:

($ in millions)
Obligor / Applicant	Liability Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
ING U.S., Inc.(1)		Unsecured	Committed	04/20/15	$3,500.0	$2,210.8	$1,289.2
	Individual Life					621.0
	Hannover Re block					179.0
	CBVA					1,200.0
	Retirement Solutions					137.0
	Other					73.8
ING U.S., Inc. / SLDI, Roaring River LLC(1)(2)	Individual Life	Unsecured	Uncommitted	02/28/13	15.0	15.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	08/19/21	750.0	750.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/21	750.0	750.0	—
SLDI(1)	Hannover Re block	Unsecured	Committed	12/31/13	825.0	825.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/22	750.0	750.0	—
ING U.S., Inc. / SLDI(1)(2)	Hannover Re block	Unsecured	Uncommitted	06/30/13	225.6	225.6	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/25	475.0	475.0	—
ING U.S., Inc.	Other	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Other	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Individual Life	Unsecured	Committed	06/30/22	1,151.2	520.0	631.2
ING U.S., Inc. / Roaring River II LLC	Individual Life	Unsecured	Committed	12/31/19	995.0	520.0	475.0
Total					$9,713.9	$7,313.2	$2,395.4
(1) Refer to the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q for more information.
(2) Facilities matured as of date stated above. Each LOC issued prior to the facility expiring remains outstanding until its stated expiry date.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and Closed Block Variable Annuity blocks of business as of June 30, 2013. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX	04/20/15	$621.0	$621.0
ING U.S., Inc. (1)	Credit Facility	Other	02/28/13	15.0	15.0
ING U.S., Inc./Roaring River III LLC	Trust Note	XXX	06/30/22	1,151.2	520.0
ING U.S., Inc. / SLDI	LOC Facility	AG38	12/31/25	475.0	475.0
ING U.S., Inc. / Roaring River II LLC	LOC Facility	XXX	12/31/19	995.0	520.0
Total				$3,257.2	$2,151.0
(1) LOC issued prior to the facility expiring remains outstanding until its stated expiry date of June 30, 2026.

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $3.4 billion during the period 2017 - 2020.

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX/AG38	04/20/15	$179.0	$179.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	08/19/21	750.0	750.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	11/09/21	750.0	750.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	12/27/22	750.0	750.0
SLDI	Collateral Note	XXX/AG38	12/31/13	825.0	825.0
ING U.S., Inc. / SLDI(1)	LOC Facility	XXX/AG38	06/30/13	225.6	225.6
Total				$3,479.6	$3,479.6
(1) Each LOC issued prior to the facility expiring remains outstanding until its stated expiry date.

The peak financing requirement for the Hannover Re block is expected to reach approximately $3.5 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
ING U.S., Inc. / SLDI	Credit Facility	GMWBL/GMIB	04/20/15	$1,200.0	$1,200.0
Total				$1,200.0	$1,200.0
Of the $1.2 billion LOC outstanding, approximately $180.0 million was required as of June 30, 2013. As the statutory reserve requirements of AG43 react differently to equity and interest market movements than do the funding requirements of the intercompany reinsurance agreement between ING USA and SLDI, we may utilize LOCs to provide for this difference. The amount of LOCs will vary based on asset values, market movements and reinsurance trust funding.

Contingent Capital Letter of Credit

Our Cayman Islands insurance subsidiary, SLDI, was the sole obligor under a $1.5 billion contingent capital LOC facility with ING Bank, under which $1.5 billion of LOCs were issued to support SLDI's reinsurance obligations to ING USA for certain minimum guarantees included in its Closed Block Variable Annuity products. The agreement had no recourse to ING U.S., Inc.

On May 8, 2013, ING U.S., Inc. made a capital contribution to SLDI in the amount of $1.8 billion. Immediately thereafter, SLDI deposited the contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligation to ING USA related to variable annuity cessions from ING USA to SLDI. Following the deposit by SLDI of the contributed capital into the funds withheld trust account, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013 , the $1.5 billion contingent capital LOC facility was terminated.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group or ING V. As of June 30, 2013, the indebtedness for which ING Group or ING V provide guarantees included:

•	$15.0 million in LOC issued by ING Bank and used to support the reinsurance obligations of our captive reinsurance subsidiary;

•	$644.8 million aggregate par amount of Aetna Notes issued by Lion Holdings.

In addition, ING V guarantees our obligations under $1.0 billion notional amount of credit default swaps ("CDS") written by one of our subsidiaries.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2013, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. Each agreement with a life insurance subsidiary has received all necessary approvals from the appropriate state insurance regulatory authorities. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2013, we borrowed $306.2 million from our subsidiaries and lent $133.7 million.

Ratings

Our access to funding and our related cost of borrowing, requirements for derivatives collateral posting and the attractiveness of certain of our products to customers are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by A.M. Best Company ("A.M. Best"), Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service ("Moody's") and Standard & Poor's Ratings Services ("S&P"). Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. The credit ratings are also important for the ability to raise capital through the issuance of debt and for the cost of such financing.

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

Additionally, our ratings may be influenced by the credit ratings of our indirect parent companies, ING V and ING Group. A downgrade of the credit ratings of these entities could result in downgrades of our own credit and financial strength ratings. We received explicit guarantees of our commercial paper program. A downgrade of the credit rating of ING V could impact our ability to issue commercial paper.

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

The financial strength and credit ratings of ING U.S., Inc. and its principal subsidiaries as of the date of this Form 10-Q are presented in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency’s ratings scale is presented, with "1" representing the highest rating in the scale.

Company	A.M. Best	Fitch	Moody's	S&P
ING U.S., Inc. (Commercial Paper)	NR	F2 (2 of 7)	P-2 (2 of 4)	A-2 (2 of 8)
ING U.S., Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (LT Issuer Domestic) (4 of 9)	BBB- (4 of 11)
Baa2
(Senior Unsecured Foreign) (4 of 9)
ING U.S., Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
ING U.S., Inc. (Junior Subordinated Debt)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB (5 of 9)
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Lion Connecticut Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (LT Issuer) (4 of 9)	BBB- (4 of 11)
(1) $850.0 million of our 2022 Notes and $1.0 billion of our 2018 Notes.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA’ to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"
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
(2) Fitch’s financial strength ratings provides an assessment of the financial strength of an insurance organization. The IFS Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a "+" or a "–" may be appended to a rating to denote relative status within major rating categories.
(3) Moody’s financial strength ratings opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4) S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A "+" or "-" indicates relative strength within a category. An S&P credit rating is assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor's creditworthiness over a short-term time horizon.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through August 9, 2013 are as follows:

•
On July 26, 2013, ING U.S., Inc. issued $400.0 million of senior unsecured notes due July 15, 2043 which were assigned a BBB- rating from S&P, a bbb rating from A.M. Best, a Baa3 rating from Moody's and a BBB- rating from Fitch. All ratings were assigned with a Stable outlook.

•	On July 8, 2013, Fitch affirmed the ratings of ING U.S., Inc. and its subsidiaries.

•	On June 14, 2013, A.M. Best affirmed the ratings of ING U.S., Inc. and its subsidiaries.

•
On May 16, 2013, ING U.S., Inc. issued $750.0 million of junior subordinated notes due May 15, 2053 which were assigned a BB junior subordinated rating from S&P, a bb+ rating from A.M. Best, a Ba1(hyb) rating from Moody's and a BB rating from Fitch. All ratings were assigned with a stable outlook.

•	On May 14, 2013, Moody's affirmed the ratings of ING U.S., Inc. and its subsidiaries.

•	On May 14, 2013, S&P affirmed the ratings of ING U.S., Inc. and its subsidiaries under its revised insurance criteria.

•	On May 6, 2013, following our announcement that we completed our recent IPO, Moody's commented that the completion of the IPO is credit positive for ING U.S., Inc.

•	On May 2, 2013, S&P stated that ING U.S., Inc.'s announcement that it priced its IPO will not affect the ratings or outlook on ING U.S., Inc. or any of its rated insurance subsidiaries.

•
On February 7, 2013, Fitch assigned a BBB- rating to our $1.0 billion 2018 Notes. On January 7, 2013, Fitch affirmed the BBB issuer default rating and the BBB- senior debt rating of ING U.S., Inc. as well as the A- insurer financial strength rating of its operating subsidiaries. Furthermore, Fitch removed all ratings from Ratings Watch Evolving and assigned a Stable outlook to the ratings.

•	On February 7, 2013, A.M. Best assigned a "bbb" debt rating to our $1.0 billion 2018 Notes with a Stable outlook.

•	On February 7, 2013 Moody's assigned a Baa3 senior debt rating to our $1.0 billion 2018 Notes with a Stable outlook.

•	On February 6, 2013, S&P assigned a BBB- senior unsecured debt rating to our $1.0 billion 2018 Notes.

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

Based on the amount of credit outstanding as of June 30, 2013 and December 31, 2012, a one-notch downgrade of the credit ratings of ING U.S., Inc. by S&P or Moody's would have resulted in an estimated increase in our collateral requirements by approximately $1.3 billion and $1.2 billion, respectively. A two notch downgrade of the credit ratings of ING U.S., Inc. would not have resulted in an additional increase in our collateral requirements beyond that resulting from a one notch downgrade. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOCs, may also be used.

Based on the amount of credit outstanding as of June 30, 2013 and December 31, 2012, a one notch downgrade of the credit ratings of ING V would not result in an increase in our estimated collateral requirements. A two-notch downgrade of the credit ratings of ING V by S&P would have resulted in an estimated increase in our collateral requirements by approximately $15.0 million and $30.1 million, respectively.

The documents governing the terms of our 2022 Notes, 2018 Notes and 2043 Notes, each contain provisions that provide for the adjustment of the interest rate payable on such notes if their rating is downgraded by Moody's or S&P. The interest rate payable on each series of the notes will increase by 25 basis points for each one-notch rating downgrade of such series and is subject to reversal in the event of subsequent upgrades. In addition, if a rating on any series of notes is withdrawn, suspended, or otherwise discontinued, the interest rate payable on such series will increase by 100 basis points for each such ratings withdrawal, suspension or discontinuation. Notwithstanding the foregoing, in no event shall the cumulative interest rate increase on any series of notes as a result of all downgrades or ratings withdrawals exceed 200 basis points in the aggregate, and in no event shall the interest rate payable on any series of notes be lower than the initial coupon rate on such notes at the time of original issuance. The interest rate payable on the notes will no longer be subject to adjustment pursuant to such provisions after November 3, 2013, the date that is 180 days following the completion of our Initial Public Offering.

Each 25 basis point increase in the interest rate payable on the 2022 Notes, 2018 Notes and 2043 Notes would result in a pre-tax increase in our interest payments of $2.1 million, $2.5 million and $1.0 million per annum, respectively.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $23.7 million and $24.6 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of June 30, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $139.0 million and $125.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of June 30, 2013 and December 31, 2012, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $1.3 million and $2.5 million, respectively.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of the financial statements. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization (including unlocking) of deferred acquisition costs ("DAC"), value of business acquired ("VOBA") and other intangibles, valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the 2012 ING U.S., Inc. Consolidated Financial Statements contained in our IPO Prospectus.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, in Part I, Item 1. of this Form 10-Q.

Income Taxes

As of June 30, 2013, we have recognized $621.0 million deferred tax assets based on tax planning related to unrealized gains on investment assets. This tax planning strategy supports recognition of deferred tax assets, which have been provided on deductible temporary differences. Further decreases in unrealized gains may adversely impact this tax planning strategy.

The deferred tax valuation allowance as of June 30, 2013 was $3.1 billion. We estimate that approximately $1.1 billion, $43 million, $272 million and $333 million were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including losses in SLDI, our Cayman Islands insurance subsidiary, state taxes, and other deferred tax assets. We also estimated that the deferred tax asset associated with life subgroup deferred amounts, as of June 30, 2013, was approximately $610 million, excluding the valuation allowance.

Also, should we have a Section 382 ownership change, using information available as of June 30, 2013, we estimate that the deferred tax asset that would potentially be subject to an additional valuation allowance was approximately $215 million to $275 million (mainly as a result of built-in losses), which could change following the final Section 382 calculations. Under statutory accounting, a Section 382 event could reduce the admitted deferred tax asset by approximately $97 million if measured as of June 30, 2013.

However, using the estimated Section 382 value of the Company and other information available as of June 30, 2013, we estimate that it is unlikely that the deferred tax asset, the tax valuation allowance or the admitted deferred tax asset will change as a result of the 382 event. This estimate may change because the computation is dependent on several factors and because numerous aspects of the application of Section 382 are subject to potential challenge by the U.S. Internal Revenue Service ("IRS").

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,843.4	78.0%	$70,910.3	74.2%
Fixed maturities, at fair value using the fair value option	2,771.6	3.1%	2,771.3	2.8%
Equity securities, available-for-sale	281.0	0.3%	340.1	0.4%
Short-term investments(1)	2,404.8	2.7%	5,991.2	6.3%
Mortgage loans on real estate	8,929.1	10.0%	8,662.3	9.1%
Policy loans	2,144.9	2.4%	2,200.3	2.3%
Limited partnerships/corporations	430.2	0.5%	465.1	0.5%
Derivatives	1,174.4	1.3%	2,374.5	2.5%
Other investments	168.4	0.2%	167.0	0.2%
Securities pledged(2)	1,357.0	1.5%	1,605.5	1.7%
Total investments	$89,504.8	100.0%	$95,487.6	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,610.1	8.0%	$5,922.7	8.0%
U.S. Government agencies and authorities	702.0	1.1%	738.1	1.0%
State, municipalities and political subdivisions	278.3	0.4%	292.5	0.4%
U.S. corporate securities	35,244.5	50.4%	37,066.9	50.1%
Foreign securities(1)	15,025.9	21.5%	15,747.9	21.3%
Residential mortgage-backed securities	6,863.2	9.8%	7,577.0	10.2%
Commercial mortgage-backed securities	4,014.6	5.7%	4,425.9	6.0%
Other asset-backed securities	2,163.0	3.1%	2,201.0	3.0%
Total fixed maturities, including securities pledged	$69,901.6	100.0%	$73,972.0	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,194.3	7.7%	$5,883.7	7.7%
U.S. Government agencies and authorities	645.4	1.0%	724.2	1.0%
State, municipalities and political subdivisions	320.2	0.5%	352.8	0.5%
U.S. corporate securities	32,986.1	49.1%	37,163.9	49.4%
Foreign securities(1)	14,391.2	21.4%	15,984.5	21.2%
Residential mortgage-backed securities	6,684.2	9.9%	7,667.0	10.2%
Commercial mortgage-backed securities	4,438.9	6.6%	4,946.4	6.6%
Other asset-backed securities	2,536.4	3.8%	2,564.6	3.4%
Total fixed maturities, including securities pledged	$67,196.7	100.0%	$75,287.1	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 to 7 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received, the middle rating is applied;

•	when two ratings are received, the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable, an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,922.7	$—	$—	$—	$—	$—	$5,922.7
U.S. Government agencies and authorities	738.1	—	—	—	—	—	738.1
State, municipalities and political subdivisions	287.3	4.3	0.9	—	—	—	292.5
U.S. corporate securities	17,951.1	17,279.3	1,509.9	299.3	6.2	21.1	37,066.9
Foreign securities(1)	4,428.9	10,403.1	773.9	41.6	82.7	17.7	15,747.9
Residential mortgage-backed securities	6,886.4	158.6	180.9	129.0	63.7	158.4	7,577.0
Commercial mortgage-backed securities	4,369.3	37.7	13.8	5.1	—	—	4,425.9
Other asset-backed securities	1,844.5	79.2	182.3	76.3	7.9	10.8	2,201.0
Total fixed maturities	$42,428.3	$27,962.2	$2,661.7	$551.3	$160.5	$208.0	$73,972.0
% of Fair Value	57.4%	37.8%	3.6%	0.7%	0.2%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. Government agencies and authorities	724.2	—	—	—	—	—	724.2
State, municipalities and political subdivisions	347.5	4.3	1.0	—	—	—	352.8
U.S. corporate securities	17,106.9	18,289.5	1,369.1	344.2	36.3	17.9	37,163.9
Foreign securities(1)	4,429.5	10,533.9	875.1	40.8	105.2	—	15,984.5
Residential mortgage-backed securities	6,700.3	207.4	252.2	230.3	85.8	191.0	7,667.0
Commercial mortgage-backed securities	4,860.9	67.7	11.8	6.0	—	—	4,946.4
Other asset-backed securities	2,144.7	142.3	161.5	78.5	27.5	10.1	2,564.6
Total fixed maturities	$42,197.7	$29,245.1	$2,670.7	$699.8	$254.8	$219.0	$75,287.1
% of Fair Value	56.0%	39.0%	3.5%	0.9%	0.3%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

As of June 30, 2013, the weighted average quality rating of our fixed maturities portfolio was A. The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,922.7	$—	$—	$—	$—	$—	$5,922.7
U.S. Government agencies and authorities	732.3	2.9	2.9	—	—	—	738.1
State, municipalities and political subdivisions	68.8	183.2	35.3	4.3	0.9	—	292.5
U.S. corporate securities	714.7	2,057.9	15,492.7	16,954.7	1,559.6	287.3	37,066.9
Foreign securities(1)	74.1	1,207.0	3,474.7	10,310.0	631.4	50.7	15,747.9
Residential mortgage-backed securities	6,018.9	44.5	110.9	180.9	101.9	1,119.9	7,577.0
Commercial mortgage-backed securities	1,646.8	815.5	492.5	800.2	456.8	214.1	4,425.9
Other asset-backed securities	1,308.2	38.5	93.3	60.0	92.8	608.2	2,201.0
Total fixed maturities	$16,486.5	$4,349.5	$19,702.3	$28,310.1	$2,843.4	$2,280.2	$73,972.0
% of Fair Value	22.3%	5.9%	26.6%	38.3%	3.8%	3.1%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. Government agencies and authorities	718.2	2.9	3.1	—	—	—	724.2
State, municipalities and political subdivisions	107.1	202.9	37.5	4.3	1.0	—	352.8
U.S. corporate securities	753.3	1,909.8	14,920.7	17,801.5	1,419.5	359.1	37,163.9
Foreign securities(1)	75.3	1,014.1	3,602.9	10,500.8	728.0	63.4	15,984.5
Residential mortgage-backed securities	5,843.5	61.3	166.2	172.4	121.6	1,302.0	7,667.0
Commercial mortgage-backed securities	1,882.2	851.7	555.1	881.0	483.7	292.7	4,946.4
Other asset-backed securities	1,489.2	24.4	129.1	85.1	111.3	725.5	2,564.6
Total fixed maturities	$16,752.5	$4,067.1	$19,414.6	$29,445.1	$2,865.1	$2,742.7	$75,287.1
% of Fair Value	22.3%	5.4%	25.8%	39.1%	3.8%	3.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	June 30, 2013		December 31, 2012
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,390.5	$2,471.6	$2,820.9	$2,918.1
After one year through five years	15,121.5	15,862.9	14,380.3	15,353.4
After five years through ten years	19,373.8	19,928.2	17,372.7	19,179.7
After ten years	19,975.0	21,505.4	18,963.3	22,657.9
Mortgage-backed securities	10,877.8	12,002.9	11,123.1	12,613.4
Other asset-backed securities	2,163.0	2,201.0	2,536.4	2,564.6
Fixed maturities, including securities pledged	$69,901.6	$73,972.0	$67,196.7	$75,287.1

As of June 30, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our Condensed Consolidated Shareholders' equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as presented below as of the dates indicated:

	June 30, 2013
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2,626.9	$58.2	$45.5	$6.4	$—	$—	$2,672.4	$64.6
U.S. Government agencies and authorities	56.9	0.5	—	—	—	—	56.9	0.5
U.S. corporate, state and municipalities	8,739.5	457.8	723.2	82.7	195.4	$25.8	9,658.1	566.3
Foreign	3,316.3	185.9	103.4	9.2	201.6	25.0	3,621.3	220.1
Residential mortgage-backed	1,807.4	39.2	195.9	7.7	384.8	48.8	2,388.1	95.7
Commercial mortgage-backed	—	—	3.6	—	40.9	3.6	44.5	3.6
Other asset-backed	257.0	1.7	14.9	0.1	423.2	50.7	695.1	52.5
Total	$16,804.0	$743.3	$1,086.5	$106.1	$1,245.9	$153.9	$19,136.4	$1,003.3

	December 31, 2012
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8	$—	$—	$—	$—	$451.2	$1.8
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,333.4	19.2	116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7	59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4	42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2	15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3	$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.3% and 88.3% of the average book value as of June 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $710.6 million and decreased $624.8 million as of June 30, 2013 and December 31, 2012, respectively. The increase in gross unrealized losses was primarily due to increasing interest rates and widening spreads.

As of June 30, 2013 we held two fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $32.9 million, or 3.3% of the total unrealized losses. As of December 31, 2012 we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $13.6 million, or 4.7% of the total unrealized losses.

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

To protect against the potential for credit loss associated with financially troubled borrowers, investments in our CMO-B portfolio are primarily in CMO securities backed by one of the government sponsored entities: the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") or Government National Mortgage Association ("Ginnie Mae").

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC rating as of the dates indicated:

($ in millions)	June 30, 2013			December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,316.2	$2,911.4	91.4%	$2,526.4	$3,323.1	91.0%
2	6.5	10.2	0.3%	5.1	6.9	0.2%
3	14.6	28.0	0.9%	11.6	25.0	0.7%
4	14.0	21.6	0.7%	32.4	46.0	1.3%
5	41.3	58.1	1.8%	40.1	59.6	1.6%
6	92.7	156.4	4.9%	108.9	188.6	5.2%
	$2,485.3	$3,185.7	100.0%	$2,724.5	$3,649.2	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2013			December 31, 2012
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$33,699.3	$599.4	$733.0	$34,634.2	$773.1	$1,005.8

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2013			December 31, 2012
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$883.4	$1,266.9	39.8%	$1,008.6	$1,518.6	41.7%
Interest Only (IO)	262.8	301.5	9.5%	225.5	264.4	7.2%
Inverse IO	1,054.6	1,328.1	41.7%	1,196.7	1,565.6	42.9%
Principal Only (PO)	219.1	222.9	7.0%	205.4	211.2	5.8%
Floater	58.2	58.4	1.8%	77.4	78.2	2.1%
Other	7.2	7.9	0.2%	10.9	11.2	0.3%
Total	$2,485.3	$3,185.7	100.0%	$2,724.5	$3,649.2	100.0%

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

A rebound in home prices and an anticipated increased availability of housing-related credit in 2013 have lowered IO and Inverse IO valuations modestly in the six months ended June 30, 2013. To the extent these conditions persist in the coming quarters, we expect prepayment speeds will increase and the results of our CMO-B portfolio will likely underperform those of recent periods.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Net investment income (loss)	$199.5	$286.7	$410.1	$573.0
Net realized capital gains (losses)(1)	(239.4)	8.8	(393.7)	(161.8)
Total income (pre-tax)	$(39.9)	$295.5	$16.4	$411.2
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

After adjusting for the two items referenced immediately above, the following table presents operating income before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Operating income before income taxes	$77.4	$147.6	$167.4	$279.0
Realized gains/losses including OTTI	$(2.0)	$1.2	(2.5)	1.2
Fair value adjustments	(115.3)	146.7	(148.5)	131.0
Non-operating income	$(117.3)	$147.9	$(151.0)	$132.2
Income before income taxes	$(39.9)	$295.5	$16.4	$411.2

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values.  While collateral losses continue to be realized, serious delinquencies are trending lower and other measures of performance, like prepayments and severities, have also shown signs of improvement.  Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially through most of 2012 and into this year.  This momentum has been buoyed by continued strength in the US housing market and a domestic employment picture that has exhibited steady improvement. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $802.8 million, $806.5 million, and $50.2 million, representing 1.1% of total fixed maturities, including securities pledged, based on fair value, respectively. As of December 31, 2012, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $967.3 million, $998.0 million, and $89.1 million, representing 1.3% of total fixed maturities, including securities pledged, based on fair value, respectively.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	58.3%	AAA	0.4%	2007	28.7%
	2	8.3%	AA	1.1%	2006	32.7%
	3	22.7%	A	5.4%	2005 and prior	38.6%
	4	9.5%	BBB	6.0%		100.0%
	5	1.0%	BB and below	87.1%
	6	0.2%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $376.3 million, $344.6 million and $25.8 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $411.3 million, $389.2 million and $47.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	43.6%	AAA	0.1%	2007	21.1%
	2	12.9%	AA	0.3%	2006	25.9%
	3	24.4%	A	1.8%	2005 and prior	53.0%
	4	15.6%	BBB	3.7%		100.0%
	5	2.8%	BB and below	94.1%
	6	0.7%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and some recent months have posted month over month declines in delinquencies. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The primary market for CMBS continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. This positive momentum continued into 2013, with total new issuance volume through Q2 at the highest pace since 2007. Higher primary issuance resulted in increased credit availability within the commercial real estate market, supportive of continued fundamental improvements for CMBS.

For consumer Other ABS, delinquency and loss rates have exhibited general stability after the credit crisis and done so at levels considered historically low. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s CMBS totaled $4.4 billion and $4.9 billion, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to CMBS totaled $3.6 million and $6.1 million, respectively.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.7%	AAA	37.3%	2008	0.2%
	2	0.9%	AA	18.4%	2007	37.0%
	3	0.3%	A	11.1%	2006	31.4%
	4	0.1%	BBB	18.1%	2005 and prior	31.4%
	5	—%	BB and below	15.1%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of June 30, 2013 and December 31, 2012, the fair value of the Company's Other ABS, excluding subprime exposure, totaled $1.4 billion and $1.6 billion, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized losses related to Other ABS, excluding subprime exposure, totaled $3.0 million and $1.8 million, respectively.

As of June 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.0%, 3.5% and 35.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
June 30, 2013
	1	98.4%	AAA	92.7%	2013	3.6%
	2	0.9%	AA	2.1%	2012	23.5%
	3	—%	A	3.6%	2011	12.6%
	4	—%	BBB	0.9%	2010	5.4%
	5	—%	BB and below	0.7%	2009	2.2%
	6	0.7%		100.0%	2008	5.0%
		100.0%			2007 and prior	47.7%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

We seek to invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications to these contracts are granted. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2013, we had no private placement troubled debt restructuring and no commercial mortgage loan troubled debt restructurings. As of December 31, 2012, we had one private placement troubled debt restructurings with a pre-modification carrying value of $1.2 million, which was written down to zero, and no commercial mortgage loan troubled debt restructurings.

During the six months ended June 30, 2013, the Company had no commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default. As of December 31, 2012, the Company had no commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $8.9 billion and $8.7 billion as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the Company had one mortgage property held-for-sale valued at $9.0 million, which represents the lower of cost or fair value less estimated costs to sell. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

($ in millions)	June 30, 2013	December 31, 2012
Commercial mortgage loans	$8,933.2	$8,666.2
Collective valuation allowance	(4.1)	(3.9)
Total net commercial mortgage loans	$8,929.1	$8,662.3

There were no impairments taken on the mortgage loan portfolio for the six months ended June 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

($ in millions)	June 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$3.9	$4.4
Addition to (reduction of) allowance for losses	0.2	(0.5)
Collective valuation allowance for losses, end of period	$4.1	$3.9

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

($ in millions)	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
June 30, 2013	$—	$—	$—	$9.0	$9.0
December 31, 2012	—	—	—	9.0	9.0

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

($ in millions)	June 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,803.4	$1,987.9
50% - 60%	2,416.2	2,425.2
60% - 70%	4,271.5	3,736.1
70% - 80%	408.6	481.7
80% and above	33.5	35.3
Total Commercial Mortgage Loans	$8,933.2	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

($ in millions)	June 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,091.6	$5,953.7
1.25x - 1.5x	1,477.0	1,336.3
1.0x - 1.25x	1,012.5	992.7
Less than 1.0x	343.1	374.6
Commercial mortgage loans secured by land or construction loans	9.0	8.9
Total Commercial Mortgage Loans	$8,933.2	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our 2012 ING U.S., Inc. Consolidated Financial Statements in our IPO Prospectus for the policy used to evaluate whether the investments are other-than-temporarily impaired.

The following table presents our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in AOCI, by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.7	1
Foreign(1)	—	—	1.3	3
Residential mortgage-backed	5.2	64	3.5	64
Commercial mortgage-backed	—	—	—	—
Other asset-backed	0.2	3	0.6	3
Equity	1.8	1	—	—
Total	$7.2	68	$6.1	71
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Consolidated Balance Sheets.

	Six Months Ended June 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.0	2
Foreign(1)	—	—	2.2	5
Residential mortgage-backed	8.8	93	6.8	81
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.5	5	1.3	5
Equity	1.8	1	—	—
Total	$18.2	101	$13.0	94
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

The above tables include $7.2 million and $10.8 million of write-downs related to credit impairments for the three and six months ended June 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2013 there were no write downs, relating to intent impairments. For the six months ended June 30, 2013 the remaining $7.4 million in write downs, are related to intent impairments.

The above tables include $4.8 million and $8.6 million of write-downs related to credit impairments for the three and six months ended June 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1.3 million and $4.4 million in write-downs for the three and six months ended June 30, 2012, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$0.6	1
Foreign(1)	—	—	0.7	2
Commercial mortgage-backed	—	—	—	—
Total	$—	—	$1.3	3
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.0	2
Foreign(1)	—	—	1.5	4
Commercial mortgage-backed	0.1	2	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$7.4	4	$4.4	8
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

The fair value of the fixed maturities with OTTI as of June 30, 2013 and December 31, 2012 was $7.6 billion and $9.0 billion, respectively.

During the six months ended June 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Fixed maturities	$980.7	$1,058.4	$1,993.3	$2,138.3
Equity securities, available-for-sale	0.5	5.9	3.1	9.1
Mortgage loans on real estate	125.5	133.0	243.7	255.4
Policy loans	29.7	30.7	59.6	61.4
Short-term investments and cash equivalents	1.0	1.9	1.9	2.9
Other	(24.4)	(86.9)	11.5	(45.9)
Gross investment income	1,113.0	1,143.0	2,313.1	2,421.2
Less: investment expenses	0.8	4.1	2.2	4.9
Net investment income	$1,112.2	$1,138.9	$2,310.9	$2,416.3

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

Net realized capital gains (losses) were as presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$(3.0)	$53.8	$6.4	$182.1
Fixed maturities, at fair value option	(217.9)	2.5	(325.5)	(122.6)
Equity securities, available-for-sale	(1.9)	(0.9)	(1.7)	1.7
Derivatives	(706.2)	1,035.1	(1,805.9)	(633.3)
Embedded derivatives-fixed maturities	(50.2)	19.8	(73.5)	3.6
Embedded derivatives-product guarantees	413.5	(626.5)	759.8	(196.4)
Other investments	(0.2)	1.9	(0.3)	0.7
Net realized capital gains (losses)	$(565.9)	$485.7	$(1,440.7)	$(764.2)
Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See Business, Basis of Presentation and Significant Accounting Policies Note in the 2012 ING U.S., Inc. Consolidated Financial Statements for further information.

Closed Block Variable Annuity Hedging

See Part II. Item 3. Qualitative and Quantitative Disclosure About Market Risk of this Form 10-Q.

Invested Asset and Credit Hedging

Interest rate caps and interest rate swaps are used to manage the interest rate risk in our fixed maturities portfolio. Interest rate swaps include forward starting swaps, which are used for anticipated purchases of fixed maturities. They represent contracts that require the exchange of cash flows at regular interim periods, typically monthly or quarterly.

Foreign exchange swaps are used to reduce the risk of a change in the value, yield or cash flow with respect to invested assets. Foreign exchange swaps represent contracts that require the exchange of foreign currency cash flows for U.S. dollar cash flows at regular interim periods, typically quarterly or semiannually.

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
Sale of Certain Alternative Investments
On June 4, 2012, certain insurance company subsidiaries of ours entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $812.2 million as of March 31, 2012 included in Assets related to consolidated investment entities. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, also a subsidiary of ours. The transaction resulted in a net pre-tax loss of $91.9 million in the second quarter of 2012. The transaction closed in two tranches with the first tranche having closed on June 29, 2012 and the second tranche closed on October 29, 2012. As of June 30, 2012, the fair value of the alternative investments in the second tranche was reduced to $412.5 million, which represented the sale price of the remaining alternative investments involved in this transaction. We sold these assets in order to reduce our exposure to alternative investments as part of our ordinary course portfolio and capital management.

European Exposures

We closely monitor our exposures to European sovereign debt in general, with a primary focus on our exposure to the sovereign debt of Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe"), as these countries have applied for support from the European Financial Stability Facility or received support from the European Central Bank via government bond purchases in the secondary market.

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

 As of June 30, 2013, we had $832.7 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturities or equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $267.3 million, Ireland of $316.9 million, Spain of $238.7 million, and Portugal of $9.8 million. We had no exposure to Greece. As of June 30, 2013, we had $1.9 million of derivative assets exposure to financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $7.6 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2013 our sovereign exposure was $302.5 million, which consisted of fixed maturities. We also had $909.0 million in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $295.6 million, and Switzerland of $198.1 million. The balance of $6.4 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $2.9 billion and the Netherlands of $1.3 billion, we had significant non-peripheral European total country exposures in Switzerland of $745.3 million, Germany of $625.2 million, France of $518.8 million and Belgium of $381.4 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of June 30, 2013:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at June 30, 2013(1)
Ireland	$—	$—	$315.0	$315.0	$302.7	$—	$—	$1.9	$—	$—	$1.9	$316.9
Italy	—	—	267.3	267.3	253.3	—	—	—	—	—	—	267.3
Portugal	—	—	9.8	9.8	7.6	—	—	—	—	—	—	9.8
Spain	—	—	238.7	238.7	230.2	—	—	—	—	—	—	238.7
Total Peripheral Europe	$—	$—	$830.8	$830.8	$793.8	$—	$—	$1.9	$—	$—	$1.9	$832.7

Austria	$—	$—	$16.0	$16.0	$15.0	$—	$—	$—	$—	$—	$—	$16.0
Belgium	37.4	—	344.0	381.4	333.0	—	—	—	—	—	—	381.4
Bulgaria	5.9	—	—	5.9	5.8	—	—	—	—	—	—	5.9
Croatia	27.1	—	—	27.1	25.5	—	—	—	—	—	—	27.1
Czech Republic	—	—	9.9	9.9	10.1	—	—	—	—	—	—	9.9
Denmark	—	10.3	112.3	122.6	114.5	—	—	—	—	—	—	122.6
Finland	—	—	42.4	42.4	40.0	—	—	—	—	—	—	42.4
France	—	95.1	376.6	471.7	447.8	—	—	30.5	—	(16.6)	47.1	518.8
Germany	—	51.5	560.7	612.2	571.2	—	—	13.0	—	—	13.0	625.2
Hungary	6.1	—	—	6.1	5.9	—	—	—	—	—	—	6.1
Iceland	—	1.1	—	1.1	—	—	—	—	—	—	—	1.1
Kazakhstan	57.9	—	7.5	65.4	61.7	—	—	—	—	—	—	65.4
Latvia	4.9	—	—	4.9	4.6	—	—	—	—	—	—	4.9
Lithuania	32.9	—	—	32.9	30.6	—	—	—	—	—	—	32.9
Luxembourg	—	—	124.0	124.0	122.7	—	—	—	—	—	—	124.0
Netherlands	—	174.5	1,132.7	1,307.2	1,222.9	—	—	—	—	—	—	1,307.2
Norway	—	2.9	238.1	241.0	240.3	—	—	—	—	—	—	241.0
Russian Federation	78.6	—	95.4	174.0	164.4	—	—	—	—	—	—	174.0
Slovakia	5.1	—	—	5.1	5.0	—	—	—	—	—	—	5.1
Sweden	23.7	19.8	125.6	169.1	156.5	—	—	—	—	—	—	169.1
Switzerland	—	150.2	547.2	697.4	645.8	—	—	20.3	—	(27.6)	47.9	745.3
Turkey	22.9	—	37.2	60.1	61.7	—	—	—	—	—	—	60.1
United Kingdom	—	287.8	2,643.5	2,931.3	2,795.4	—	—	21.5	—	13.7	7.8	2,939.1
Total Non-Peripheral Europe	302.5	793.2	6,413.1	7,508.8	7,080.4	—	—	85.3	—	(30.5)	115.8	7,624.6
Total	$302.5	$793.2	$7,243.9	$8,339.6	$7,874.2	$—	$—	$87.2	$—	$(30.5)	$117.7	$8,457.3
(1) Represents: (i) fixed maturities and equity securities at fair value, including securities pledged; (ii) loan and receivables sovereign at amortized cost; and (iii) derivative assets at fair value including securities pledged.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized debt structures and securitizations (primarily consolidated investment entities ("CLO entities")), private equity funds and single strategy hedge funds, insurance entities and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities ("VIEs") or voting interest entities ("VOEs") and we evaluate our involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under consolidation guidance. We consolidate entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

With the exception of guarantees we issued in relation to collateral support for reinsurance contracts, we have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $633.2 million and $600.0 million as of June 30, 2013 and December 31, 2012, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

Consolidated Investments

CLO Entities

Certain of our subsidiaries structure and manage CLO entities created for the sole purpose of offering investors various maturity and risk characteristics by issuing multiple tranches of collateralized debt. The notes issued by the CLO entities are backed by diversified portfolios consisting primarily of senior secured floating rate leveraged loans.

As of June 30, 2013 and December 31, 2012, we consolidated 11 CLOs and 9 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Partnerships)

We invest in and manage various alternative investments, including private equity funds and single strategy hedge funds. We, as a general partner or managing member of certain sponsored investment funds, are generally presumed to control these alternative investments unless the limited partners have the substantive ability to remove us, as the general partner without cause based upon a simple majority vote, or can otherwise dissolve the partnership, or have substantive participating rights over decision-making of the partnerships. As of June 30, 2013 and December 31, 2012, we consolidated 35 funds.

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities discussed above, we also hold variable interest in certain CLO entities that we do not consolidate because we have determined that we are not the primary beneficiary. With these CLO entities, we serve as the investment manager and receive investment management fees and contingent performance fees. Generally, we do not hold any interest in the nonconsolidated CLO entities but if we do, such ownership has been deemed to be insignificant. We have not provided and are not obligated to provide any financial or other support to these entities.

Although we have the power to direct the activities that significantly impact the economic performance for CLO entities, we do not hold a significant variable interest in any of these CLO entities and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Based on this analysis, we are not considered the primary beneficiary of any of these CLO entities, and have not consolidated. On a periodic basis we review the facts and circumstances regarding the CLO entities to determine whether our consolidation considerations remain appropriate. At June 30, 2013, we did not hold any ownership interest in these unconsolidated CLOs and our maximum exposure was equal to zero.

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

In addition, we do not consolidate funds in which our involvement takes a form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner.

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

Legislative and Regulatory Developments
Supreme Court Decision regarding Defense of Marriage Act
Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. The appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.
Regulatory Proposals
In the fourth quarter of 2011, the Department of Labor ("DOL") withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act of 1974 ("ERISA") pertaining to investment advice. The new proposed regulation is estimated for release in November 2013. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The Securities and Exchange Commission ("SEC") has also indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and registered investment advisers which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Item 3.        Qualitative and Quantitative Disclosure About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include credit risk, interest rate risk and equity market price risk. We do not have material market risk exposure to "trading" activities in our Condensed Consolidated Financial Statements.

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

Our risk appetite is aligned with how our businesses are managed and anticipates future regulatory developments. In particular, our risk appetite is aligned with regulatory capital requirements applicable to our regulated insurance subsidiaries as well as metrics that are aligned with various ratings agency models.

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

2.
The risk management function, both at the corporate and the business level, as the second line of defense, has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting. Risk managers in the businesses have direct reporting lines to the Chief Risk Officer ("CRO").

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment" included in our IPO Prospectus.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table presents the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	June 30, 2013
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$73,972.0	$(4,751.1)	$4,957.3
Equity securities, available for sale	—	281.0	(5.5)	5.8
Commercial mortgage and other loans	—	9,085.0	(402.7)	344.7
Derivatives:
Interest rate swaps, caps, forwards	62,088.0	(297.8)	(503.3)	712.7
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	53,778.4	(3,647.3)	4,534.5
Funding agreements with fixed maturities and GICs	—	3,570.9	(144.8)	150.6
Supplementary contracts and immediate annuities	—	3,398.9	(180.7)	205.8
Long-term debt	—	3,393.2	(207.7)	227.2
Embedded derivatives on reinsurance	—	96.3	(79.4)	82.2
Guaranteed benefit derivatives(3):
FIA	—	1,520.6	(84.4)	88.1
GMAB / GMWB / GMWBL	—	1,340.8	(644.8)	895.2
Stabilizer and MCGs	—	28.0	(44.0)	91.0
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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $74.3 billion and $75.6 billion as of June 30, 2013 and December 31, 2012, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future the performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	June 30, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$281.0	$26.8	$(26.8)
Limited liability partnerships/corporations	—	430.2	25.9	(25.9)
Derivatives:
Equity futures and total return swaps(2)	9,709.8	50.6	(845.6)	845.6
Equity options	3,214.0	104.3	62.6	(55.5)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,520.6	101.2	(145.8)
GMAB / GMWB/ GMWBL	—	1,340.8	(169.1)	292.3
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are presented below as of June 30, 2013.

($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR		% Contracts NAR In-the-Money(2)	% NAR In-the-Money(3)
GMDB	$42,588	$7,224	$6,437		57%	24%
Living Benefit
GMIB	$15,048	$2,780	$2,780	(4)	79%	19%
GMWBL	15,636	960	960		39%	15%
GMAB/GMWB	970	32	32		19%	16%
Living Benefit Total	$31,654	$3,772	$3,772
(1) Account value excludes $777 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) An alternate discounting approach using the currently applicable U.S. statutory reserve valuation rate for immediate annuities of 4.25% produces a result with a value of $2.2 billion.

As of the date indicated above, compared to $3.8 billion of NAR, we held gross statutory reserves before reinsurance of $4.7 billion for living benefit guarantees; of this amount, $4.6 billion was ceded to SLDI, supported by assets in trust of $4.3 billion with the remaining supported by LOCs. However, NAR and statutory reserves are not directly comparable measures. Our GAAP reserves for living benefit guarantees were $2.6 billion as of June 30, 2013.

For a discussion of our GAAP reserves calculation methodology, see section Future Policy Benefits and Contract Owner Accounts in the Business and Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in our IPO Prospectus.

Hedging of Variable Annuity Guaranteed Benefits

We primarily mitigate variable annuity market risk exposures through hedging. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The variable annuity guarantee hedge program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the variable annuity guarantee hedge program does not explicitly hedge statutory or GAAP reserves, as markets move up or down, in aggregate the returns generated by the variable annuity hedge program will significantly offset the statutory and GAAP reserve changes due to market movements.

The objective of the guarantee hedge program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory reserves and rating agency capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in our GAAP financial statements. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. For example, in June 2013, we reduced the amount of interest rate hedging for the GMWB/GMAB/GMWBL blocks to refine the impact of interest rate movements on regulatory and rating agency capital.

Equity index futures on various equity indices are used to mitigate the risk of the change in value of the policyholder-directed separate account funds underlying the variable annuity contracts with minimum guarantees. A dynamic trading program is utilized to seek replication of the performance of targeted fund groups (i.e. the fund groups that can be covered by indices where liquid futures markets exist).

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

Interest rate swaps are used to mitigate a portion of the impact of interest rates changes on the economic liabilities associated with certain minimum guaranteed living benefits.

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

Closed Block Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the guarantee hedging program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO strategy is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve and rating agency capital increase in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital and our risk tolerance.

The following table presents the estimated net impacts to funding our regulatory reserves to our Closed Block Variable Annuity segment, after giving effect to our CHO program and the Variable Annuity guarantee hedge program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Cayman Islands subsidiary at the close of business on June 30, 2013 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, may change from time to time.

	June 30, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(4,050)	$(2,400)	$(750)	$750	$1,950	$2,800	$(1,350)	$700
Hedge gain/(loss) immediate impact	3,150	1,650	450	(500)	(1,200)	(1,750)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	300	(300)
Increase/(decrease) in LOCs	900	750	300	(200)	(200)	(200)	400	150
Net impact	$—	$—	$—	$50	$550	$850	$50	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following June 30, 2013 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the Closed Block Variable Annuity segment. Hedge Gain / (Loss) includes both the Variable Annuity guarantee hedge program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. As of June 30, 2013 the amount of LOCs required for this purpose was approximately $180.0 million and the actual amount of the available LOCs outstanding was approximately $1.2 billion. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Cayman Island subsidiary from 100 basis point upward and downward shifts in interest rates.

Results of an actual shock to equity markets or interest rates will differ from the above illustration due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed book of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

Our guarantee and overlay equity hedges resulted in a loss of approximately $0.2 billion and $1.2 billion for the three and six months ended June 30, 2013, respectively, for ING USA, which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $0.2 billion and $1.4 billion for the three and six months ended June 30, 2013, respectively, for ING USA. Changes in statutory reserves due to equity and equity hedges for ING USA include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the Closed Block Variable Annuity business was written by ING USA. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table presents the estimated net impacts to GAAP earnings pre-tax in our Closed Block Variable Annuity segment, which is the sum of the increase or decrease in GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on June 30, 2013 in light of our determination of risk tolerance at that time, which, as noted above, we adjust from time to time.

	June 30, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$1,250	$600	$150	$(250)	$(550)	$(800)	$(200)	$100

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following June 30, 2013 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). The GAAP estimated earnings sensitivity to interest increased as of June 30, 2013 due to changes in our interest rate hedge program. We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues, which will not be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns.

Actual results will differ from the estimates above due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), changes in non-performance spreads, equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed block of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

Hedging of Fixed Indexed Annuity Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the MGIR offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the 3-month LIBOR. The minimum guarantees, as well as interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

We mitigate this exposure in two ways. The primary way we hedge FIA equity exposure is to purchase over-the-counter ("OTC") equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of A3 from Moody's and A- from S&P. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts.

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

While the FIA hedging program does not explicitly hedge statutory or GAAP income volatility, the FIA hedging program tends to mitigate the statutory and GAAP reserve changes associated with movements in the equity market and 3-month LIBOR. This is due to the fact that a key component in the calculation of statutory and GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges that are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

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

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A.    Risk Factors

All of the Risk Factors contained in the Company's IPO Prospectus (as such Risk Factors were updated by the Offering Prospectus) except for the "Risks Related to This Offering and Ownership of our Common Stock"; the risk factor, "-The ability of our insurance subsidiaries to pay dividends and other distributions to ING U.S., Inc. and Lion Holdings is further limited by state insurance laws"; and the risk factor, "-At present, our principal insurance subsidiaries have no capacity to make ordinary dividend payments, and therefore such subsidiaries must obtain prior approval or notice of non-objection as the call must be from their respective domiciliary insurance regulators in order to pay dividends or distributions to ING U.S., Inc. or Lion Holdings" are incorporated herein by reference. All of the Risk Factors contained in the Company's Offering Prospectus are incorporated herein by reference, except for the "Risks Related to the Exchange Offer". There have been no material changes in the risk factors provided in the IPO Prospectus and the Offering Prospectus.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On May 7, 2013, the Company completed its IPO, whereby it and ING Insurance International, B.V. ("ING Insurance International"), its sole stockholder, sold 65,192,307 shares of common stock at a public offering price of $19.50 per share and an aggregate offering price of $1.271 billion.

On May 31, 2013, in connection with the option granted to the underwriters in the IPO to acquire up to an additional 9,778,846 shares of ING U.S., Inc. common stock from ING International, the underwriters exercised such option (ultimately acquiring an additional 9,778,696 shares) and ING International's ownership of ING U.S., Inc.'s common stock was reduced to 71%. The Company did not receive any proceeds from the sale of such additional shares by ING International.

The Company's shares are traded on the New York Stock Exchange (NYSE) under the symbol "VOYA." Morgan Stanley, Goldman, Sachs & Co. and Citigroup were the representatives of the underwriters in the IPO. The Company's portion of the net proceeds from the IPO was approximately $572.0 million after deducting underwriting discounts of $21.8 million and estimated offering costs of $6.2 million.

We used approximately $348.0 million of the net proceeds as part of a capital infusion to SLDI, our offshore reinsurance subsidiary. We intend to use the balance of the net proceeds from the offering for general corporate purposes, including retirement of existing indebtedness.

The Company did not receive any of the proceeds from the sale of shares by ING Insurance International.

ING Financial Markets LLC, our affiliate, as one of the underwriters sold 1,877,539 of the shares of common stock and earned $1.3 million of the underwriting discount paid by the Company and ING Insurance International.

Item 3.        Defaults upon Senior Securities.

None.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc., and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, or involve the management of ING U.S., Inc. or its subsidiaries.

Other than the transactions described below, at no time during the quarter ended June 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended June 30, 2013, ING Bank had gross revenues of approximately $125.4 thousand related to these activities. ING Bank estimates that it had net profit of approximately $121.2 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on pages 184-185 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2013	ING U.S., Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
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
10.01
Tax Sharing Agreement by and between ING U.S., Inc. and various subsidiaries with respect to federal taxes effective as of January 1, 2013 (included as Exhibit 10.30 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.02
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (included as Exhibit 10.74 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.03
Registration Rights Agreement, dated February 11, 2013, by and among ING U.S., Inc., Lion Connecticut Holdings Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Suntrust Robinson Humphrey, Inc. (included as Exhibit 10.75 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on March 19, 2013, and incorporated herein by reference)

10.04
Shareholder Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.05
Transitional Intellectual Property License Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.06
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on May 7, 2013, and incorporated herein by reference)

10.07
ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (included as Exhibit 10.79 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

10.08
ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan (included as Exhibit 10.80 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013, and incorporated herein by reference)

10.09
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as both a mandatory partial deferral of 2012 annual incentive awards and an annual long-term incentive award to "Identified Staff" (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (included as Exhibit 10.9 to the Company's Periodic Report on Form 10-Q/A, filed on June 20, 2013, and incorporated herein by reference)

10.10
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as mandatory partial deferrals of 2012 long term incentive awards to "Identified Staff" (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (included as Exhibit 10.10 to the Company's Periodic Report on Form 10-Q/A, filed on June 20, 2013, and incorporated herein by reference)

184

10.11
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares and performance shares granted in 2013 to non-"Identified Staff" (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (included as Exhibit 10.11 to the Company's Periodic Report on Form 10-Q/A, filed on June 20, 2013, and incorporated herein by reference)

10.12
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of performance shares granted in 2013 to non-"Identified Staff" (as defined by the European Union's Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (included as Exhibit 10.12 to the Company's Periodic Report on Form 10-Q/A, filed on June 20, 2013, and incorporated herein by reference)

10.13
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (included as Exhibit 10.13 to the Company's Periodic Report on Form 10-Q/A, filed on June 20, 2013, and incorporated herein by reference)

10.14
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING U.S., Inc. (included as Exhibit 10.78 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-184847), filed on April 5, 2013, and incorporated herein by reference)

10.15
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.15 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.16
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as Trustee, (included as Exhibit 10.16 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.17
Registration Rights Agreement, dated May 16, 2013, by and among ING U.S., INC., Lion Connecticut Holdings Inc. and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, (included as Exhibit 10.17 to Form 10-Q (File No. 001-35897), filed on May 23, 2013, and incorporated herein by reference)

10.18
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (included as Exhibit 10.01 to the Company's Current Report on Form 8-K, filed on July 26, 2013, and incorporated herein by reference)

10.19
Registration Rights Agreement, dated July 26, 2013, by and among ING U.S., Inc., Lion Connecticut Holdings Inc. and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman, Sach & Co. (included as Exhibit 10.02 to the Company's Current Report on Form 8-K, filed on July 26, 2013, and incorporated herein by reference)

10.20	Amended and Restated Employment Agreement of Rodney O. Martin, Jr. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)
10.21	Amended and Restated Offer Letter of Alain M. Karaoglan (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)
10.22+	Deal Incentive Award Agreement, dated April 30, 2013, between Fred Hubbell, ING Groep, N.V. and ING U.S., Inc. (included as Exhibit 10.22 to Form 10-Q)
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase
[1] In accordance with Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 to this Form 10-Q are furnished and shall not be deemed to be "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended (the "Securities Act"), nor will they be deemed filed for purposes of Section 18 of the Securities Exchange Act, as amended (the "Exchange Act"), or otherwise subject to the liability of such sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

+ Filed herewith.

