Form 10-Q
period 2013-09-30
ING U.S., Inc.
filed 2013-11-08
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 5, 2013 260,809,371 shares of Common Stock, $.01 par value, were outstanding.

ING U.S., Inc.
Form 10-Q for the period ended September 30, 2013

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Results of Operations and Financial Condition," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under “Risk Factors,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Trends and Uncertainties” and “Business-Closed Blocks-Closed Block Variable Annuity” in our Registration Statement on Form S-1 (file no. 191163), filed with the Securities and Exchange Commission on October 23, 2013 (the “Registration Statement”).

The risks included here are not exhaustive. The Registration Statement, current reports on Form 8-K and other documents filed with the SEC include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

ING U.S., Inc.
Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,540.6 at 2013 and $62,955.4 at 2012)	$69,171.4	$70,910.3
Fixed maturities, at fair value using the fair value option	2,910.2	2,771.3
Equity securities, available-for-sale, at fair value (cost of $238.2 at 2013 and $297.9 at 2012)	279.6	340.1
Short-term investments	2,547.3	5,991.2
Mortgage loans on real estate, net of valuation allowance of $4.0 at 2013 and $3.9 at 2012	9,015.6	8,662.3
Policy loans	2,147.5	2,200.3
Limited partnerships/corporations	390.0	465.1
Derivatives	1,087.4	2,374.5
Other investments	145.7	167.0
Securities pledged (amortized cost of $1,280.4 at 2013 and $1,470.0 at 2012)	1,312.6	1,605.5
Total investments	89,007.3	95,487.6
Cash and cash equivalents	1,716.6	1,786.8
Short-term investments under securities loan agreements, including collateral delivered	482.4	664.0
Accrued investment income	913.2	863.5
Reinsurance recoverable	6,755.6	7,379.3
Deferred policy acquisition costs and Value of business acquired	5,265.0	3,656.3
Sales inducements to contract holders	278.9	212.7
Goodwill and other intangible assets	323.4	348.5
Other assets	1,137.7	1,362.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,912.3	2,931.2
Cash and cash equivalents	313.4	440.8
Corporate loans, at fair value using the fair value option	4,670.9	3,559.3
Other assets	27.9	34.3
Assets held in separate accounts	103,853.6	97,667.4
Total assets	$217,658.2	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012
(In millions, except share and per share data)

	September 30, 2013	December 31, 2012
Liabilities and Shareholders' Equity:
Future policy benefits	$14,477.5	$15,493.6
Contract owner account balances	70,410.4	70,562.1
Payables under securities loan agreement, including collateral held	576.7	1,509.8
Short-term debt	—	1,064.6
Long-term debt	3,514.5	3,171.1
Funds held under reinsurance agreements	1,212.1	1,236.6
Derivatives	1,222.3	1,944.2
Pension and other post-employment provisions	876.1	903.2
Current income taxes	52.9	11.7
Deferred income taxes	59.7	1,042.7
Other liabilities	1,387.9	1,604.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	4,627.1	3,829.4
Other liabilities	522.9	292.4
Liabilities related to separate accounts	103,853.6	97,667.4
Total liabilities	202,793.7	200,333.0

Shareholders' equity:
Common stock (900,000,000 shares authorized, 260,882,850 and 230,079,120 issued as of September 30, 2013 and December 31, 2012, respectively, and 260,803,730 and 230,000,000 outstanding as of September 30, 2013 and December 31, 2012, respectively, net of 79,120 of Treasury shares as of September 30, 2013 and December 31, 2012, respectively; $0.01 par value per share )	2.6	2.3
Additional paid-in capital	23,524.7	22,917.6
Accumulated other comprehensive income (loss)	1,950.0	3,710.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	2.4	6.4
Unappropriated	(12,709.7)	(12,762.1)
Total ING U.S., Inc. shareholders' equity	12,770.0	13,874.9
Noncontrolling interest	2,094.5	2,186.3
Total shareholders' equity	14,864.5	16,061.2
Total liabilities and shareholders' equity	$217,658.2	$216,394.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net investment income	$1,221.6	$1,226.2	$3,532.5	$3,642.5
Fee income	920.8	872.9	2,722.4	2,624.8
Premiums	494.2	453.5	1,440.9	1,389.9
Net realized gains (losses):
Total other-than-temporary impairments	(5.6)	(13.3)	(26.9)	(30.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(1.2)	(0.5)	(4.3)	(4.9)
Net other-than-temporary impairments recognized in earnings	(4.4)	(12.8)	(22.6)	(25.8)
Other net realized capital gains (losses)	(512.7)	(119.6)	(1,935.2)	(870.8)
Total net realized capital gains (losses)	(517.1)	(132.4)	(1,957.8)	(896.6)
Other revenue	119.6	97.2	321.3	286.7
Income (loss) related to consolidated investment entities:
Net investment income (loss)	135.3	32.5	346.3	435.5
Changes in fair value related to collateralized loan obligations	60.9	14.4	(11.1)	(71.3)
Total revenues	2,435.3	2,564.3	6,394.5	7,411.5
Benefits and expenses:
Policyholder benefits	570.7	573.4	1,822.2	1,946.3
Interest credited to contract owner account balance	517.0	533.1	1,556.8	1,690.0
Operating expenses	762.8	858.9	2,292.1	2,330.9
Net amortization of deferred policy acquisition costs and value of business acquired	64.6	150.0	319.6	539.9
Interest expense	48.4	46.6	136.6	109.0
Operating expenses related to consolidated investment entities:
Interest expense	50.4	26.2	130.6	74.0
Other expense	1.4	2.2	6.1	7.3
Total benefits and expenses	2,015.3	2,190.4	6,264.0	6,697.4
Income (loss) before income taxes	420.0	373.9	130.5	714.1
Income tax expense (benefit)	(27.7)	(12.9)	(6.4)	(4.0)
Net income (loss)	447.7	386.8	136.9	718.1
Less: Net income (loss) attributable to noncontrolling interest	101.1	20.3	84.5	222.4
Net income (loss) available to ING U.S., Inc.'s common shareholders	$346.6	$366.5	$52.4	$495.7
Net income (loss) available to ING U.S., Inc.'s common shareholders per common share:
Basic	$1.33	$1.59	$0.21	$2.16
Diluted	$1.32	$1.59	$0.21	$2.16
Cash dividends declared per share of common stock	$0.01	$—	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$447.7	$386.8	$136.9	$718.1
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(223.2)	1,069.3	(2,733.4)	1,643.4
Other-than-temporary impairments	13.5	26.3	44.8	50.2
Pension and other postretirement benefits liability	(3.4)	(3.5)	(10.3)	(11.0)
Other comprehensive income (loss), before tax	(213.1)	1,092.1	(2,698.9)	1,682.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	(75.3)	412.1	(938.2)	576.1
Other comprehensive income (loss), after tax	(137.8)	680.0	(1,760.7)	1,106.5
Comprehensive income (loss)	309.9	1,066.8	(1,623.8)	1,824.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	101.1	20.3	84.5	222.4
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$208.8	$1,046.5	$(1,708.3)	$1,602.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
				Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	52.4	52.4	84.5	136.9
Other comprehensive income (loss), after tax	—	—	(1,760.7)	—	—	(1,760.7)	—	(1,760.7)
Total comprehensive income (loss)						(1,708.3)	84.5	(1,623.8)
Reclassification of noncontrolling interest	—	—	—	(4.0)	—	(4.0)	4.0	—
Common Stock Issuance	0.3	571.3	—	—	—	571.6	—	571.6
Dividends on common stock	—	(2.6)	—	—	—	(2.6)	—	(2.6)
Employee related benefits	—	38.4	—	—	—	38.4	—	38.4
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	(180.3)	(180.3)
Balance at September 30, 2013	$2.6	$23,524.7	$1,950.0	$2.4	$(12,709.7)	$12,770.0	$2,094.5	$14,864.5

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total ING U.S., Inc. Shareholder's Equity	Noncontrolling Interest	Total Shareholder's Equity
				Appropriated	Unappropriated
Balance at January 1, 2012	$2.3	$22,865.2	$2,595.0	$126.5	$(13,235.1)	$12,353.9	$1,572.2	$13,926.1
Comprehensive income (loss):
Net income (loss)	—	—	—	—	495.7	495.7	222.4	718.1
Other comprehensive income (loss), after tax	—	—	1,106.5	—	—	1,106.5	—	1,106.5
Total comprehensive income (loss)						1,602.2	222.4	1,824.6
Reclassification of noncontrolling interest	—	—	—	(78.1)	—	(78.1)	78.1	—
Common Stock Issuance	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—	—
Employee related benefits	—	32.5	—	—	—	32.5	—	32.5
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	168.3	168.3
Balance at September 30, 2012	$2.3	$22,897.7	$3,701.5	$48.4	$(12,739.4)	$13,910.5	$2,041.0	$15,951.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$2,942.1	$2,422.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	11,626.7	13,430.6
Equity securities, available-for-sale	47.1	57.6
Mortgage loans on real estate	1,253.5	1,258.1
Loan - Dutch State obligation	—	284.0
Limited partnerships/corporations	274.8	318.0
Acquisition of:
Fixed maturities	(14,281.7)	(13,636.4)
Equity securities, available-for-sale	(17.9)	(17.4)
Mortgage loans on real estate	(1,583.2)	(1,248.9)
Limited partnerships/corporations	(81.0)	(44.5)
Short-term investments, net	3,443.2	(63.5)
Policy loans, net	52.8	51.0
Derivatives, net	(1,981.6)	(1,458.8)
Other investments, net	34.3	4.6
Sales from consolidated investment entities	2,518.7	1,222.2
Purchase of consolidated investment entities	(3,352.2)	(1,528.1)
Collateral (delivered) received, net	(751.5)	181.5
Purchases of fixed assets, net	(25.7)	(18.8)
Net cash used in investing activities	(2,823.7)	(1,208.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities:
Deposits received for investment contracts	8,985.2	12,910.8
Maturities and withdrawals from investment contracts	(9,648.9)	(15,278.5)
Proceeds from issuance of debt with maturities of more than three months	2,147.1	2,911.5
Repayment of debt with maturities of more than three months	(2,697.4)	(649.2)
Short-term debt, net	(171.6)	(242.4)
Debt issuance costs	(24.8)	(30.3)
Borrowings of consolidated investment entities	32.0	54.3
Repayments of debt of consolidated investment entities	(8.5)	(50.4)
Contributions from participants in consolidated investment entities	626.7	601.7
Proceeds from issuance of common stock, net	571.6	—
Net cash (used in) provided by financing activities	(188.6)	227.5
Net (decrease) increase in cash and cash equivalents	(70.2)	1,440.7
Cash and cash equivalents, beginning of period	1,786.8	638.0
Cash and cash equivalents, end of period	$1,716.6	$2,078.7
Supplemental cash flow information:
Income taxes paid (received), net	$(2.8)	$(27.6)
Interest paid	126.3	98.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

ING U.S., Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts and funding agreements. The Company provides its principal products and services in three businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of ING U.S., Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, ING U.S., Inc. completed its initial public offering of common stock, including the issuance and sale by ING U.S., Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of ING U.S., Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

Basis of Presentation

On April 11, 2013, the Company filed an amended restated certificate of incorporation which provides for an authorized capital stock consisting of 1,000,000,000 shares, of which 900,000,000 shares (par value $0.01 per share) are designated as common stock and 100,000,000 shares (par value $0.01 per share) are designated as preferred stock. In addition, the amended and restated certificate of incorporation effected a 2,295.248835-for-1 split of the Company's then outstanding common stock, resulting in 230,079,120 shares of common stock issued, including 79,120 shares of Treasury stock, and 230,000,000 shares of common stock outstanding and held by ING International, prior to the IPO. The accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements give retroactive effect to the stock split for all periods presented. There are no preferred shares issued or outstanding.

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

The Condensed Consolidated Financial Statements include the accounts of ING U.S., Inc. and its subsidiaries, as well as partnerships (voting interest entities ("VOEs")) in which the Company has control and variable interest entities ("VIEs") for which the Company is the primary beneficiary. See the Consolidated Investment Entities Note to these Condensed Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

Certain immaterial reclassifications have been made to prior year financial information to conform to the current year classifications.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013, its results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and its changes in shareholders' equity

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and statements of cash flows for the nine months ended September 30, 2013 and 2012, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Amendment No. 2 to its Registration Statement on Form S-1, filed with the SEC on October 21, 2013 (the "Registration Statement").

Adoption of New Pronouncements

Derivatives and Hedging
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-10, "Derivatives and Hedging (Accounting Standards Codification ("ASC") Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"), which permits an entity to use the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the guidance removes the restriction on using different benchmark rates for similar hedges.

The provisions of ASU 2013-10 were adopted by the Company on July 17, 2013 for qualifying new or redesigned hedges entered into on or after that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities
In December 2011, FASB issued ASU 2011-11, "Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

The provisions of ASU 2011-06 are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The Company does not expect ASU 2011-06 to have an impact on its financial condition, results of operations or cash flows, as the amount of net premium written for qualifying health insurance by the Company is expected to be below the $25.0 threshold as defined by the Acts and, thus, not subject to the fee.

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

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2013:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$5,518.0	$283.5	$58.8	$—	$5,742.7	$—
U.S. Government agencies and authorities	562.7	31.7	0.7	—	593.7	—
State, municipalities and political subdivisions	274.0	12.8	1.8	—	285.0	—
U.S. corporate securities	35,818.8	2,243.4	651.0	—	37,411.2	12.8

Foreign securities:(1)
Government	1,045.6	53.7	41.8	—	1,057.5	—
Other	14,419.5	897.9	185.9	—	15,131.5	—
Total foreign securities	15,465.1	951.6	227.7	—	16,189.0	—

Residential mortgage-backed securities:
Agency	5,411.9	457.9	47.8	90.5	5,912.5	1.1
Non-Agency	1,205.7	163.9	33.7	54.1	1,390.0	105.8
Total Residential mortgage-backed securities	6,617.6	621.8	81.5	144.6	7,302.5	106.9
Commercial mortgage-backed securities	3,509.3	360.9	2.6	—	3,867.6	4.4
Other asset-backed securities	1,965.7	88.5	44.9	(6.8)	2,002.5	5.1

Total fixed maturities, including securities pledged	69,731.2	4,594.2	1,069.0	137.8	73,394.2	129.2
Less: Securities pledged	1,280.4	53.0	20.8	—	1,312.6	—
Total fixed maturities	68,450.8	4,541.2	1,048.2	137.8	72,081.6	129.2

Equity securities:
Common stock	185.1	2.3	0.1	—	187.3	—
Preferred stock	53.1	39.2	—	—	92.3	—
Total equity securities	238.2	41.5	0.1	—	279.6	—

Total fixed maturities and equity securities investments	$68,689.0	$4,582.7	$1,048.3	$137.8	$72,361.2	$129.2
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than-Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called, or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,341.3	$2,423.9
After one year through five years	15,201.6	16,036.2
After five years through ten years	19,660.3	20,113.5
After ten years	20,435.4	21,648.0
Mortgage-backed securities	10,126.9	11,170.1
Other asset-backed securities	1,965.7	2,002.5
Fixed maturities, including securities pledged	$69,731.2	$73,394.2

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2013
Communications	$4,055.9	$278.6	$80.0	$4,254.5
Financial	6,419.0	551.9	72.4	6,898.5
Industrial and other companies	29,424.9	1,619.1	531.6	30,512.4
Utilities	8,890.2	600.7	125.0	9,365.9
Transportation	1,448.3	91.0	27.9	1,511.4
Total	$50,238.3	$3,141.3	$836.9	$52,542.7

December 31, 2012
Communications	$3,609.5	$563.4	$2.4	$4,170.5
Financial	5,912.9	749.4	46.7	6,615.6
Industrial and other companies	26,613.3	3,063.3	24.2	29,652.4
Utilities	8,893.1	1,210.5	28.9	10,074.7
Transportation	1,279.1	167.4	1.3	1,445.2
Total	$46,307.9	$5,754.0	$103.5	$51,958.4

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI"), and presented net of related changes in DAC, VOBA, and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The Company invests in various categories of Collateralized mortgage obligations ("CMOs"), including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2013 and December 31, 2012, approximately 35.5% and 33.1%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged in dollar rolls and repurchase agreement transactions. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2013 and December 31, 2012, the Company did not have any securities pledged under reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain domestic securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For portions of the program, the lending agent retains the cash collateral. For other portions of the program, a lending agent, if used, may retain up to 5% of the collateral deposited by the borrower and the remaining cash collateral is received by the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2013 and December 31, 2012, the fair value of loaned securities was $396.1 and $601.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $414.3 and $619.5, respectively, and recorded in Short-term investments under securities loan agreement, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, liabilities to return collateral of $414.3 and $619.5, respectively, were included in Payables under securities loan agreement, including collateral held on the Condensed Consolidated Balance Sheets.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2013:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2,109.3	$50.7	$43.8	$8.1		$—	$—	$2,153.1	$58.8
U.S. Government agencies and authorities	57.0	0.7	—	—		—	—	57.0	0.7
U.S. corporate, state and municipalities	9,214.3	502.6	930.4	111.5		291.3	38.7	10,436.0	652.8
Foreign	3,118.3	181.7	231.2	26.9		170.7	19.1	3,520.2	227.7
Residential mortgage-backed	1,445.8	32.3	241.6	7.2		368.7	42.0	2,056.1	81.5
Commercial mortgage-backed (1)	24.2	0.5	2.0	—	*	18.3	2.1	44.5	2.6
Other asset-backed	224.8	3.0	20.2	—	*	293.6	41.9	538.6	44.9
Total	$16,193.7	$771.5	$1,469.2	$153.7		$1,142.6	$143.8	$18,805.5	$1,069.0
*Less than $0.1

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2012:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8		$—	$—	$—	$—	$451.2	$1.8
U.S. Government agencies and authorities	—	—		—	—	—	—	—	—
U.S. corporate, state and municipalities	1,333.4	19.2		116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7		59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4		42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2		15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	*	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3		$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7
*Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.8% and 88.3% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
Six months or less below amortized cost	$17,030.2	$197.7	$779.2	$47.3	1,137	31
More than six months and twelve months or less below amortized cost	1,710.8	3.3	154.5	1.1	182	5
More than twelve months below amortized cost	822.3	110.2	58.9	28.0	252	29
Total	$19,563.3	$311.2	$992.6	$76.4	1,571	65

December 31, 2012
Six months or less below amortized cost	$3,154.6	$42.1	$95.2	$11.4	308	21
More than six months and twelve months or less below amortized cost	363.3	30.2	19.5	10.3	83	9
More than twelve months below amortized cost	940.1	394.1	35.9	120.4	221	95
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2013
U.S. Treasuries	$2,211.9	$—	$58.8	$—	20	—
U.S. Government agencies and authorities	57.7	—	0.7	—	2	—
U.S. corporate, state and municipalities	10,976.6	112.2	625.5	27.3	684	7
Foreign	3,665.0	82.9	209.5	18.2	284	9
Residential mortgage-backed	2,084.1	53.5	66.6	14.9	470	35
Commercial mortgage-backed	47.1	—	2.6	—	9	—
Other asset-backed	520.9	62.6	28.9	16.0	102	14
Total	$19,563.3	$311.2	$992.6	$76.4	1,571	65

December 31, 2012
U.S. Treasuries	$453.0	$—	$1.8	$—	3	—
U.S. Government agencies and authorities	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,688.5	41.4	33.1	15.7	109	3
Foreign	684.9	109.3	24.1	35.2	50	14
Residential mortgage-backed	938.3	144.8	42.5	44.2	343	77
Commercial mortgage-backed	85.9	1.9	5.6	0.5	19	1
Other asset-backed	607.4	169.0	43.5	46.5	88	30
Total	$4,458.0	$466.4	$150.6	$142.1	612	125

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
September 30, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$174.2	$54.5	$11.3	$14.4
Non-agency RMBS 90% - 100%	185.6	18.7	11.5	4.5
Non-agency RMBS 80% - 90%	138.2	12.3	12.5	3.0
Non-agency RMBS < 80%	283.4	12.9	15.4	3.4
Agency RMBS	1,629.6	15.6	42.7	5.1
Other ABS (Non-RMBS)	194.0	2.1	2.1	0.5
Total RMBS and Other ABS	$2,605.0	$116.1	$95.5	$30.9

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
September 30, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$472.4	$61.8	$35.8	$15.6
Non-agency RMBS 5% - 10%	57.8	—	2.0	—
Non-agency RMBS 0% - 5%	170.0	7.5	6.1	1.8
Non-agency RMBS 0%	81.2	29.1	6.8	7.9
Agency RMBS	1,629.6	15.6	42.7	5.1
Other ABS (Non-RMBS)	194.0	2.1	2.1	0.5
Total RMBS and Other ABS	$2,605.0	$116.1	$95.5	$30.9

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
September 30, 2013	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,308.1	$10.4	$35.5	$3.0
Floating Rate	1,296.9	105.7	60.0	27.9
Total	$2,605.0	$116.1	$95.5	$30.9
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

All investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis, and impairments were recognized as disclosed in the "Evaluating Securities for Other-Than-Temporary Impairments" section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS), and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Fixed Maturity Securities Credit Quality - Ratings

Information about certain of the Company's fixed maturity securities holdings by the National Association of Insurance Commissioners ("NAIC") designations is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents the Company's best estimate of comparable ratings from rating agencies, including Fitch Ratings, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("S&P"). If no rating is available from a rating agency, then an internally developed rating is used.

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

The Company's exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings are included in Other ABS in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost, and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $657.7, $657.5 and $43.0, representing 0.9% of total fixed maturities, including securities pledged, based on fair value, respectively. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to subprime mortgage-backed securities were $967.3, $998.0 and $89.1, representing 1.3% of total fixed maturities, including securities pledged, based on fair value, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	61.9%	AAA	0.4%	2007	28.6%
	2	5.1%	AA	1.1%	2006	26.5%
	3	24.0%	A	5.4%	2005 and prior	44.9%
	4	7.6%	BBB	6.0%		100.0%
	5	1.1%	BB and below	87.1%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

The Company's exposure to Alt-A mortgages is included in Residential mortgage-backed securities in the "Fixed Maturities and Equity Securities" section above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $358.8, $326.0 and $21.3, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to the Company's exposure to Alt-A RMBS aggregated to $411.3, $389.2 and $47.9, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the Company's exposure to Alt-A residential mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	45.1%	AAA	0.1%	2007	21.7%
	2	13.8%	AA	—%	2006	26.0%
	3	23.8%	A	1.5%	2005 and prior	52.3%
	4	13.8%	BBB	4.0%		100.0%
	5	2.9%	BB and below	94.4%
	6	0.6%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

The following tables summarize the Company's exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.6%	AAA	38.3%	2008	0.3%
	2	1.0%	AA	20.5%	2007	32.7%
	3	0.3%	A	11.0%	2006	34.6%
	4	0.1%	BBB	15.6%	2005 and prior	32.4%
	5	—%	BB and below	14.6%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of September 30, 2013 the fair value, amortized cost and gross unrealized losses of the Company's Other ABS, excluding subprime exposure, totaled $1.4 billion, $1.3 billion and $2.6, respectively. As of December 31, 2012, the fair value, amortized

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

cost and gross unrealized losses of the Company's Other ABS, excluding subprime exposure, totaled $1.6 billion, $1.6 billion and $1.8, respectively.

As of September 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.8%, 3.6% and 34.8%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize the Company’s exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.9%	AAA	92.5%	2013	6.6%
	2	0.9%	AA	2.2%	2012	23.5%
	3	—%	A	4.2%	2011	9.9%
	4	—%	BBB	0.9%	2010	4.8%
	5	—%	BB and below	0.2%	2009	2.3%
	6	0.2%		100.0%	2008	4.7%
		100.0%			2007 and prior	48.2%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, the Company did not have any new private placement troubled debt restructurings and had 21 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $91.0. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $4.2 in principal. As of December 31, 2012, the Company had one private placement troubled debt restructuring

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

with a pre-modification carrying value of $1.2, which was written down to zero and no commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates all mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial mortgage loans	$9,019.6	$8,666.2
Collective valuation allowance	(4.0)	(3.9)
Total net commercial mortgage loans	$9,015.6	$8,662.3

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$3.9	$4.4
Addition to (reduction of) allowance for losses	0.1	(0.5)
Collective valuation allowance for losses, end of period	$4.0	$3.9

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2013	December 31, 2012
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	94.4	16.8
Subtotal	94.4	16.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$94.4	$16.8
Unpaid principal balance of impaired loans	$96.9	$31.9

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on restructured loans and loans in foreclosure as of the dates indicated:

	September 30, 2013	December 31, 2012
Troubled debt restructured loans	$86.6	$—
Loans in foreclosure, at amortized cost	5.1	9.0

There was one mortgage loan in the Company's portfolio in process of foreclosure as of September 30, 2013, with a total amortized cost of $5.1. There were no other loans in arrears with respect to principal and interest as of September 30, 2013.

There were four mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2012, with a total amortized cost of $9.0. There were no other loans in arrears with respect to principal and interest as of December 31, 2012.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$55.6	$24.6
Interest income recognized on impaired loans, on an accrual basis	1.0	0.2
Interest income recognized on impaired loans, on a cash basis	1.0	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.8	—

	Nine Months Ended September 30,
	2013	2012
Impaired loans, average investment during the period (amortized cost)	$55.6	$36.6
Interest income recognized on impaired loans, on an accrual basis	1.3	0.5
Interest income recognized on impaired loans, on a cash basis	1.3	0.6
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.8	0.3

Loan-to-value ("LTV") and debt service coverage ("DSC") ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio, calculated at time of origination, is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.0 indicates that a property’s operations do not generate sufficient income to cover debt payments. These ratios are utilized as part of the review process described above.

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,774.8	$1,987.9
50% - 60%	2,352.5	2,425.2
60% - 70%	4,404.2	3,736.1
70% - 80%	468.2	481.7
80% and above	19.9	35.3
Total Commercial mortgage loans	$9,019.6	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,134.2	$5,953.7
1.25x - 1.5x	1,513.4	1,336.3
1.0x - 1.25x	997.4	992.7
Less than 1.0x	374.6	374.6
Commercial mortgage loans secured by land or construction loans	—	8.9
Total Commercial mortgage loans	$9,019.6	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,054.5	22.7%	$1,973.9	22.8%
South Atlantic	1,851.4	20.5%	1,687.6	19.4%
West South Central	1,232.9	13.7%	1,176.3	13.6%
Middle Atlantic	1,107.2	12.3%	1,059.5	12.2%
East North Central	962.7	10.7%	962.8	11.1%
Mountain	749.7	8.3%	718.2	8.3%
West North Central	519.4	5.8%	537.5	6.2%
New England	318.9	3.5%	334.6	3.9%
East South Central	222.9	2.5%	215.8	2.5%
Total Commercial mortgage loans	$9,019.6	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	September 30, 2013(1)		December 31, 2012(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Industrial	$2,998.0	33.3%	$3,361.5	38.8%
Retail	2,795.9	31.0%	2,350.2	27.1%
Office	1,243.3	13.8%	1,284.7	14.8%
Apartments	1,048.6	11.6%	952.1	11.0%
Hotel/Motel	364.1	4.0%	280.6	3.2%
Mixed Use	187.4	2.1%	74.0	0.9%
Other	382.3	4.2%	363.1	4.2%
Total Commercial mortgage loans	$9,019.6	100.0%	$8,666.2	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2013(1)	December 31, 2012(1)
Year of Origination:
2013	$1,563.4	$—
2012	1,759.0	1,821.0
2011	1,884.1	1,940.8
2010	412.2	429.9
2009	160.4	175.1
2008	436.4	725.1
2007 and prior	2,804.1	3,574.3
Total Commercial mortgage loans	$9,019.6	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$4.1	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	1.1	39	6.8	65
Commercial mortgage-backed	0.3	1	—	—
Other asset-backed	1.1	5	0.5	3
Equity securities	1.2	2	—	—
Other assets(2)	0.7	1	1.4	1
Total	$4.4	48	$12.8	70
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$5.1	3
Foreign(1)	—	—	2.2	5
Residential mortgage-backed	9.9	105	13.6	91
Commercial mortgage-backed	0.4	3	1.7	1
Other asset-backed	8.6	7	1.8	6
Equity securities	3.0	2	—	—
Other assets(2)	0.7	1	1.4	1
Total	$22.6	118	$25.8	107
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

The above tables include $3.6 and $14.4 of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.8 and $8.2 in write-downs for the three and nine months ended September 30, 2013, respectively, are related to intent impairments.

The above tables include $12.8 and $21.4 of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The Company did not have any write-downs related to intent impairments for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the remaining $4.4 in write-downs are related to intent impairments.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	$—	$—	—
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.5	6	—	—
Commercial mortgage-backed	0.3	1	—	—
Other asset-backed	—	—	—	—
Total	$0.8	7	$—	—
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	$—	$1.0	2
Foreign(1)	—	—	1.5	4
Residential mortgage-backed	0.5	6	—	—
Commercial mortgage-backed	0.4	3	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$8.2	11	$4.4	8
(1) Primarily U.S. dollar denominated.

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities or cost for equity securities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent-related capital losses.

The fair value of fixed maturities with OTTI as of September 30, 2013 and December 31, 2012 was $7.1 billion and $9.0 billion, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Balance at July 1	$109.9	$128.9
Additional credit impairments:
On securities not previously impaired	0.2	—
On securities previously impaired	0.9	7.0
Reductions:
Securities sold, matured, prepaid or paid down	(6.4)	(27.3)
Balance at September 30	$104.6	$108.6

	Nine Months Ended September 30,
	2013	2012
Balance at January 1	$114.7	$133.9
Additional credit impairments:
On securities not previously impaired	2.4	0.3
On securities previously impaired	6.9	14.2
Reductions:
Securities sold, matured, prepaid or paid down	(19.4)	(39.8)
Balance at September 30	$104.6	$108.6

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Fixed maturities	$974.6	$1,040.9
Equity securities, available-for-sale	3.4	5.4
Mortgage loans on real estate	118.5	121.4
Policy loans	29.5	30.1
Short-term investments and cash equivalents	0.8	1.0
Other(1)	96.1	28.7
Gross investment income	1,222.9	1,227.5
Less: Investment expenses	1.3	1.3
Net investment income	$1,221.6	$1,226.2

(1) In the period ending in 2013, includes distributions of cash and securities of $128.2 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30,
	2013	2012
Fixed maturities	$2,967.9	$3,179.2
Equity securities, available-for-sale	6.5	14.5
Mortgage loans on real estate	362.2	376.8
Policy loans	89.1	91.5
Short-term investments and cash equivalents	2.7	3.9
Other(1)	107.6	(17.2)
Gross investment income	3,536.0	3,648.7
Less: Investment expenses	3.5	6.2
Net investment income	$3,532.5	$3,642.5
(1) In the period ending in 2013, includes distributions of cash and securities of $128.2 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of September 30, 2013 and December 31, 2012, the Company had $0.1 and $0.3, respectively, of investments in fixed maturities that produced no net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$29.9	$185.1
Fixed maturities, at fair value option	(71.1)	(45.8)
Equity securities, available-for-sale	(0.2)	0.1
Derivatives	(643.8)	(806.3)
Embedded derivative - fixed maturities	(16.1)	(15.4)
Embedded derivative - product guarantees	184.6	545.8
Other investments	(0.4)	4.1
Net realized capital gains (losses)	$(517.1)	$(132.4)
After-tax net realized capital gains (losses)	$(323.9)	$(56.2)

	Nine Months Ended September 30,
	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$36.3	$367.2
Fixed maturities, at fair value option	(396.6)	(168.4)
Equity securities, available-for-sale	(1.9)	1.8
Derivatives	(2,449.7)	(1,439.6)
Embedded derivative - fixed maturities	(89.6)	(11.8)
Embedded derivative - product guarantees	944.4	349.4
Other investments	(0.7)	4.8
Net realized capital gains (losses)	$(1,957.8)	$(896.6)
After-tax net realized capital gains (losses)	$(1,263.4)	$(594.9)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
Proceeds on sales	$7,005.2	$8,973.8
Gross gains	124.2	433.3
Gross losses	48.0	35.5

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$812.5	$108.8	$—	$1,000.0	$215.4	$—
Foreign exchange contracts	102.5	1.8	0.3	—	—	—
Fair value hedges:
Interest rate contracts	1,242.5	10.0	96.3	291.1	—	16.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	58,125.1	771.3	991.7	69,719.2	1,981.1	1,545.0
Foreign exchange contracts	1,608.5	10.6	81.8	1,985.8	11.3	95.0
Equity contracts	12,037.5	159.1	45.6	14,890.4	103.4	235.1
Credit contracts	3,166.0	25.8	6.6	3,106.0	63.3	52.7
Managed custody guarantees	N/A	—	(1.0)	N/A	—	—
Embedded derivatives:
Within fixed maturity investments	N/A	137.8	—	N/A	227.4	—
Within annuity products	N/A	—	2,754.6	N/A	—	3,571.7
Within reinsurance agreements	N/A	—	87.0	N/A	—	169.5
Total		$1,225.2	$4,062.9		$2,601.9	$5,685.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) As of September 30, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $6.5 billion, $66.0 and $8.6, respectively. As of December 31, 2012, includes a notional amount, asset fair value and liability fair value for interest rate caps of $4.5 billion, $17.7 and $0.6, respectively.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of derivatives eligible for offset were as follows as of the dates indicated:

	September 30, 2013
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$3,166.0	$25.8	$6.6
Equity contracts	4,121.7	117.4	40.8
Foreign exchange contracts	1,711.0	12.4	82.1
Interest rate contracts	59,002.4	853.2	1,087.9
		$1,008.8	$1,217.4

Counterparty netting(1)		(657.9)	(657.9)
Cash collateral netting(2)		(154.3)	(35.7)
Securities collateral netting(2)		(34.9)	(422.3)
Net receivables/payables		$161.7	$101.5
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

	December 31, 2012
	Notional Amount	Assets Fair Value	Liability Fair Value
Credit contracts	$3,106.0	$63.3	$52.7
Equity contracts	3,967.0	79.1	19.1
Foreign exchange contracts	1,985.8	11.3	95.0
Interest rate contracts	71,010.3	2,196.5	1,561.4
		$2,350.2	$1,728.2

Counterparty netting(1)		(1,126.9)	(1,126.9)
Cash collateral netting(2)		(943.4)	(85.7)
Securities collateral netting(2)		(68.6)	(395.6)
Net receivables/payables		$211.3	$120.0
(1) Represents the netting of receivable balances with payable balances for the same counterparty under enforceable netting agreements.
(2) Represents the netting of collateral received and posted on a counterparty basis under credit support agreements.

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2013, the Company held $133.8 and pledged $7.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2012, the Company held $890.3 of net cash collateral related to OTC derivative contracts. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $916.5 and $1.0 billion, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$—	$—	$0.1	$—
Foreign exchange contracts	0.1	—	0.1	—
Fair value hedges:
Interest rate contracts	(6.1)	(3.2)	20.5	(10.2)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(105.6)	(40.2)	(915.0)	230.4
Foreign exchange contracts	(46.3)	(61.6)	71.3	(9.1)
Equity contracts	(493.0)	(714.1)	(1,644.9)	(1,680.4)
Credit contracts	7.1	12.8	18.2	29.7
Managed custody guarantees	1.0	—	1.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(16.1)	(15.4)	(89.6)	(11.8)
Within annuity products(2)	183.6	545.8	943.3	348.3
Within reinsurance agreements(3)	9.3	(18.8)	82.5	(39.2)
Total	$(466.0)	$(294.7)	$(1,512.4)	$(1,141.2)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013 and 2012, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

As of September 30, 2013, the fair values of credit default swaps of $25.8 and $6.6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2012, the fair value of credit default swaps of $63.3 and $52.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2013, the maximum potential future net exposure to the Company was $1.2 billion, net of purchased protection of $1.0 billion on credit default swaps. Subsequent to September 30, 2013, the Company increased the maximum potential future net exposure to $1.7 billion, net of purchased protection of $0.5 billion on credit default swaps. As of December 31, 2012, the maximum potential future net exposure to the Company was $1.1 billion, net of purchased protection of $1.0 billion on credit default swaps. These instruments are typically written for a maturity period of five years and do not contain recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements Note in the Consolidated Financial Statements included in the Registration Statement. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$5,095.3	$647.4	$—	$5,742.7
U.S. Government agencies and authorities	—	593.7	—	593.7
U.S. corporate, state and municipalities	—	37,246.5	449.7	37,696.2
Foreign(1)	—	16,097.0	92.0	16,189.0
Residential mortgage-backed securities	—	7,126.1	176.4	7,302.5
Commercial mortgage-backed securities	—	3,867.6	—	3,867.6
Other asset-backed securities	—	1,911.3	91.2	2,002.5
Total fixed maturities, including securities pledged	5,095.3	67,489.6	809.3	73,394.2
Equity securities, available-for-sale	214.9	7.0	57.7	279.6
Derivatives:
Interest rate contracts	36.9	853.2	—	890.1
Foreign exchange contracts	—	12.4	—	12.4
Equity contracts	41.8	50.5	66.8	159.1
Credit contracts	—	19.0	6.8	25.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,692.2	54.1	—	4,746.3
Assets held in separate accounts	98,623.3	5,223.9	6.4	103,853.6
Total assets	$108,704.4	$73,709.7	$947.0	$183,361.1
Percentage of Level to total	59.3%	40.2%	0.5%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,566.7	$1,566.7
GMAB/GMWB/GMWBL(2)	—	—	1,175.9	1,175.9
Stabilizer and MCGs	—	—	11.0	11.0
Other derivatives:
Interest rate contracts	—	1,088.0	—	1,088.0
Foreign exchange contracts	—	82.1	—	82.1
Equity contracts	4.8	40.8	—	45.6
Credit contracts	—	3.3	3.3	6.6
Embedded derivative on reinsurance	—	87.0	—	87.0
Total liabilities	$4.8	$1,301.2	$2,756.9	$4,062.9
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2013 and 2012. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2013:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$465.2	$(0.1)	$(2.3)	$0.1	$—	$(1.2)	$(14.6)	$2.6	$—	$449.7	$(0.1)
Foreign	98.7	0.1	4.5	—	—	—	(24.9)	13.6	—	92.0	—
Residential mortgage-backed securities	116.9	(1.8)	(0.1)	64.7	—	—	(0.3)	—	(3.0)	176.4	(1.8)
Other asset-backed securities	93.6	1.9	(1.5)	—	—	—	(2.8)	—	—	91.2	2.0
Total fixed maturities including securities pledged	774.4	0.1	0.6	64.8	—	(1.2)	(42.6)	16.2	(3.0)	809.3	0.1
Equity securities, available-for-sale	59.0	(0.1)	—	—	—	—	—	—	(1.2)	57.7	(0.2)
Derivatives:
Product guarantees:
FIA(1)	(1,520.6)	(32.2)	—	—	(35.2)	—	21.3	—	—	(1,566.7)	—
GMAB/GMWB/GMWBL(1)	(1,340.8)	198.3	—	—	(33.5)	—	0.1	—	—	(1,175.9)	—
Stabilizer and MCGs(1)	(28.0)	18.5	—	(1.5)	—	—	—	—	—	(11.0)	—
Other derivatives, net	56.5	24.8	—	7.3	—	—	(18.3)	—	—	70.3	9.6
Assets held in separate accounts(4)	19.9	—	—	0.6	—	(0.3)	—	—	(13.8)	6.4	—
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$524.2	$(0.3)	$(6.7)	$0.1	$—	$(10.1)	$(40.8)	$62.4	$(79.1)	$449.7	$(0.4)
Foreign	104.2	0.2	8.6	—	—	(4.7)	(36.3)	20.0	—	92.0	—
Residential mortgage-backed securities	74.1	(5.6)	(0.6)	112.4	—	(0.6)	(1.0)	—	(2.3)	176.4	(5.7)
Other asset-backed securities	115.2	10.7	(3.1)	—	—	—	(31.6)	0.3	(0.3)	91.2	7.7
Total fixed maturities including securities pledged	817.7	5.0	(1.8)	112.5	—	(15.4)	(109.7)	82.7	(81.7)	809.3	1.6
Equity securities, available-for-sale	55.8	(2.5)	3.8	0.2	—	—	—	51.8	(51.4)	57.7	(1.9)
Derivatives:
Product guarantees:
FIA(1)	(1,434.3)	(116.4)	—	—	(71.2)	—	55.2	—	—	(1,566.7)	—
GMAB/GMWB/GMWBL(1)	(2,035.5)	965.2	—	—	(105.9)	—	0.3	—	—	(1,175.9)	—
Stabilizer and MCGs(1)	(102.0)	95.6	—	(4.6)	—	—	—	—	—	(11.0)	—
Other derivatives, net	22.9	78.0	—	20.7	—	—	(51.3)	—	—	70.3	35.9
Assets held in separate accounts(4)	16.3	—	—	7.9	—	(10.1)	—	2.2	(9.9)	6.4	0.1
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2012:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$535.2	$0.7	$1.1	$—	$—	$—	$(10.7)	$38.7	$(4.3)	$560.7	$0.1
Foreign	59.1	—	(11.4)	—	—	—	(4.2)	82.4	—	125.9	—
Residential mortgage-backed securities	84.3	12.7	(6.5)	—	—	(23.6)	(0.3)	2.0	(0.2)	68.4	—
Other asset-backed securities	107.9	4.9	3.7	20.0	—	—	(3.4)	20.1	—	153.2	4.9
Total fixed maturities including securities pledged	786.5	18.3	(13.1)	20.0	—	(23.6)	(18.6)	143.2	(4.5)	908.2	5.0
Equity securities, available-for-sale	66.3	(0.5)	0.1	—	—	(2.9)	—	—	—	63.0	—
Derivatives:
Product guarantees:
FIA(1)	(1,422.2)	(39.6)	—	—	(15.9)	—	35.2	—	—	(1,442.5)	—
GMAB/GMWB/GMWBL(1)	(2,501.7)	564.1	—	—	(40.5)	—	—	—	—	(1,978.1)	—
Stabilizer and MCGs(1)	(133.0)	21.3	—	(1.3)	—	—	—	—	—	(113.0)	—
Other derivatives, net	15.0	27.9	—	5.8	—	—	(8.0)	—	—	40.7	22.9
Assets held in separate accounts(4)	8.7	0.3	—	—	—	(2.0)	—	1.4	—	8.4	0.2
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2012:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate, state and municipalities	$520.6	$1.0	$(5.8)	$15.4	$—	$(3.1)	$(54.2)	$133.3	$(46.5)	$560.7	$0.6
Foreign	160.6	1.8	(12.0)	—	—	(11.6)	(7.4)	79.4	(84.9)	125.9	—
Residential mortgage-backed securities	186.6	5.0	(0.4)	—	—	(30.8)	(1.2)	0.4	(91.2)	68.4	(2.6)
Other asset-backed securities	104.5	12.1	3.7	20.0	—	(1.6)	(12.3)	27.9	(1.1)	153.2	11.5
Total fixed maturities including securities pledged	972.3	19.9	(14.5)	35.4	—	(47.1)	(75.1)	241.0	(223.7)	908.2	9.5
Equity securities, available-for-sale	67.6	(0.5)	(0.7)	5.0	—	(8.4)	—	—	—	63.0	—
Derivatives:
Product guarantees:
FIA(1)	(1,304.9)	(172.6)	—	—	(82.6)	—	117.6	—	—	(1,442.5)	—
GMAB/GMWB/GMWBL(1)	(2,272.2)	410.0	—	—	(116.1)	—	0.2	—	—	(1,978.1)	—
Stabilizer and MCGs(1)	(221.0)	112.0	—	(4.0)	—	—	—	—	—	(113.0)	—
Other derivatives, net	(24.8)	18.5	—	18.3	—	—	34.1	—	(5.4)	40.7	16.8
Assets held in separate accounts(4)	16.1	0.6	—	0.2	—	(10.1)	—	1.6	—	8.4	0.9
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
(3) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2013 and 2012, the transfers in and out of Level 3 for fixed maturities and separate accounts, as well as equity securities for 2013, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

The fair value of certain options and swap contracts were valued using observable inputs, and such options and swap contracts were transferred from Level 3 to Level 2 for the nine months ended September 30, 2012.

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

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance company subsidiary that issued the guarantee and the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2013:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		—		0.2% to 8.0%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—		—
Interest Rates and Equity Funds	-30% to -16%		-30% to -16%		—		—
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 29% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.7	$0.9	$3.6	5.4
60-69	6.0	1.5	7.5	1.5
70+	4.3	0.7	5.0	0.1
	$13.0	$3.1	$16.1	2.4

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.7	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	2.1	0.36% to 11%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$6.4	1.5% to 21%
	Out of the Money	0.1		12% to 31%	1.7	6.9% to 40%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(4)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-55%	0-15%
Stabilizer with Recordkeeping Agreements	13%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(5)	Measured as a percentage of assets under management or assets under administration.

(6)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		—		0.1% to 7.6%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-40% to 65%		-40% to 65%		—		—
Interest Rates and Equity Funds	-25% to -16%		-25% to -16%		—		—
Nonperformance risk	0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%		0.1% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 32%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2012 (account value amounts are in $ billions):

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$8.8	0.08% to 5.8%
	Out of the Money	—	*	0.41% to 12%	0.9	0.35% to 12%
After Surrender Charge Period
	In the Money**	$—	*	2.4% to 22%	$6.2	1.5% to 17%
	Out of the Money	0.1		12% to 31%	0.6	6.9% to 32%
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$73,394.2	$73,394.2	$75,287.1	$75,287.1
Equity securities, available-for-sale	279.6	279.6	340.1	340.1
Mortgage loans on real estate	9,015.6	9,126.9	8,662.3	8,954.8
Policy loans	2,147.5	2,147.5	2,200.3	2,200.3
Limited partnerships/corporations	390.0	390.0	465.1	465.1
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,746.3	4,746.3	8,442.0	8,442.0
Derivatives	1,087.4	1,087.4	2,374.5	2,374.5
Other investments	145.7	152.1	167.0	173.7
Assets held in separate accounts	103,853.6	103,853.6	97,667.4	97,667.4
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,401.6	53,269.1	50,133.7	56,851.0
Funding agreements with fixed maturities and guaranteed investment contracts	3,316.6	3,208.9	3,784.0	3,671.0
Supplementary contracts, immediate annuities and other	3,228.4	3,452.0	3,109.2	3,482.3
Derivatives:
Annuity product guarantees:
FIA	1,566.7	1,566.7	1,434.3	1,434.3
GMAB/GMWB/GMWBL	1,175.9	1,175.9	2,035.4	2,035.4
Stabilizer and MCGs	11.0	11.0	102.0	102.0
Other derivatives	1,222.3	1,222.3	1,944.2	1,944.2
Short-term debt	—	—	1,064.6	1,070.6
Long-term debt	3,514.5	3,641.3	3,171.1	3,386.2
Embedded derivatives on reinsurance	87.0	87.0	169.5	169.5
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

Policy loans: The fair value of policy loans approximates the carrying value of the loans. Policy loans are collateralized by the cash surrender value of the associated insurance contracts and are classified as Level 2.

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

Funding agreements with a fixed maturity and guaranteed investment contracts: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	300.0	10.2	310.2
Amortization:
Amortization	(507.6)	(53.2)	(560.8)
Interest accrued(1)	173.6	67.6	241.2
Net amortization included in Condensed Consolidated Statements of Operations	(334.0)	14.4	(319.6)
Change in unrealized capital gains/losses on available-for-sale securities	1,061.5	556.6	1,618.1
Balance at September 30, 2013	$4,249.1	$1,015.9	$5,265.0

	DAC	VOBA	Total
Balance at January 1, 2012	$3,666.9	$685.4	$4,352.3
Deferrals of commissions and expenses	458.6	13.1	471.7
Amortization:
Amortization	(619.6)	(161.5)	(781.1)
Interest accrued(1)	172.9	68.3	241.2
Net amortization included in Condensed Consolidated Statements of Operations	(446.7)	(93.2)	(539.9)
Change in unrealized capital gains/losses on available-for-sale securities	(461.5)	(198.8)	(660.3)
Balance at September 30, 2012	$3,217.3	$406.5	$3,623.8
(1) Interest accrued at the following rates for DAC: 1.0% to 7.4% during 2013 and 1.5% to 7.4% during 2012. Interest accrued at the following rates for VOBA: 3.0% to 7.5% during 2013 and 2.0% to 7.4% during 2012.

6.     Share-Based Incentive Compensation Plans
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

Omnibus Employee Incentive Plan: Pursuant to the Omnibus Plan, to date the Company has issued restricted stock units and performance shares each with dividend equivalent rights.

Long-term Sustainable Performance Plan ("LSPP"): Awards were issued to employees of the Company under the LSPP in March 2013 that would, upon vesting, have entitled their holders to receive ING Group ADRs. Upon closing of the IPO, awards that would have entitled their holders (assuming vesting in full and payout of performance share units at target) to receive an aggregate of 5,898,279 ING Group ADRs were converted into awards under the Omnibus Plan that entitle their holders to receive (assuming vesting in full and payout of performance shares at target) 2,495,458 shares of Company common stock. These converted awards included 1,717,746 performance share units (which entitle their holders to receive a number of shares of Company common stock based on the performance versus a target over a performance period) and 777,712 RSUs (each of which contain service conditions and entitles its holder to receive one share of Company common stock upon vesting).

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ING Group performance shares and restricted ADRs issued under the LSPP in 2013 to employees who are not "Identified Staff" for purposes of the European Union's Capital Requirements Directive III, were converted into performance shares and restricted stock units under the Omnibus Plan upon the closing of the IPO and vest 1/3 on each of the first, second and third anniversary of the award date, provided that the participant is still employed by the Company. ING Group restricted ADRs issued in 2013 to employees who are "Identified Staff" were converted into RSUs under the Omnibus Plan upon the closing of the IPO and vest 50% in March 2015, 25% in March 2016 and 25% in March 2017 provided that the participant is still employed by the Company on the respective vesting dates.
Equity Compensation Plan: In March 2013, 1,271,322 restricted ADRs (time vested awards payable upon vesting in ADRs) were granted under the ING America Insurance Holdings, Inc. Equity Compensation Plan (the "Equity Compensation Plan"). Upon closing of the IPO, these awards were converted into 537,911 RSUs under the Omnibus Plan. These awards are subject to a three-year vesting period and vest January 1, 2016 provided that the participant is still employed by the Company on the relevant vesting date.
Deferral of Discretionary Bonuses ("DBD"): In March 2013, 731,015 restricted ADRs (time vested awards payable upon vesting in ADRs) in connection with the mandatory deferral of a portion of annual cash incentive awards that exceeded €100,000 equivalent in value ($129,368) were granted to employees of the Company. Upon the closing of the IPO, these awards were converted into 309,272 RSUs under the Omnibus Plan. These RSUs are time vested (no performance factor). RSUs granted to employees who are not "Identified Staff" vest 1/3 on each of the first, second and third anniversary of the award date, provided that the participant is still employed by the Company. RSUs issued to employees who are "Identified Staff" vest 50% in March 2015, 25% in March 2016 and 25% in March 2017.

Deal Incentive Awards: During 2011 and 2012, awards ("Deal Incentive Awards") were granted to certain employees to encourage achievement of ING Group's and the Company's goal of successfully executing the planned divestment of the Company by ING Group. The Deal Incentive Awards provide for the grant of Company common stock, subject to fulfillment of relevant vesting conditions. Pursuant to these Deal Incentive Awards, upon closing of the IPO, 1,993,614 RSUs were issued under the Omnibus Plan, subject to fulfillment of relevant vesting conditions, lockup period and other holding requirements, of which 864,330 vested on October 23, 2013, upon the pricing of the Secondary Offering.
In addition, due to the Secondary Offering, a further 810,482 RSUs are expected to vest and be fully recognized by January 22, 2014. Upon vesting, all common stock issued pursuant to Deal Incentive Awards is subject to a further holding period.
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

Director Deal Incentive Award: In connection with his service, our sole independent board member prior to the IPO received a Deal Incentive Award pursuant to which, upon closing of the IPO, 2,564 RSUs were issued under the Director Plan, subject to fulfillment of relevant vesting conditions, lockup period and other holding requirements. Of the total RSUs awarded, 1,282 RSUs vested on October 23, 2013, upon the pricing of the Secondary Offering. In addition, due to the Secondary Offering, the remaining 1,282 RSUs are expected to vest and be fully recognized by January 22, 2014. Upon vesting, all common stock issued pursuant to Deal Incentive Awards is subject to a further holding period.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost
Compensation expense related to the share-based compensation plans is recognized based on fair value at the grant date of the award over the vesting period, less expected forfeitures over the life of the award. Incremental compensation expense is determined for modified awards in accordance with ASC 718, including the awards converted under the Omnibus Plan as described above. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the issuance of performance shares and restricted stock units. For the three months ended September 30, 2013 and 2012, ING U.S., Inc. recognized stock compensation expense of $29.8 and $17.6, respectively. For the nine months ended September 30, 2013 and 2012, ING U.S., Inc. recognized stock compensation expense of $53.2 and $49.8, respectively.

7.     Shareholders' Equity, Earnings per Common Share and Dividend Restrictions

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2013			2012
	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1	230,079,120	79,120	230,000,000	230,079,120	79,120	230,000,000
Common shares issued	30,769,230	—	30,769,230	—	—	—
Issuance of shares for share-based incentive compensation	34,500	—	34,500	—	—	—
Common shares, balance at September 30	260,882,850	79,120	260,803,730	230,079,120	79,120	230,000,000

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

($ in millions, except for share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings	2013	2012	2013	2012
Net income (loss) available to common shareholders
Net income (loss)	$447.7	$386.8	$136.9	$718.1
Less: Net income (loss) attributable to noncontrolling interest	101.1	20.3	84.5	222.4
Net income (loss) available to common shareholders	$346.6	$366.5	$52.4	$495.7

Weighted-average common shares outstanding
Basic	260,778,821	230,000,000	247,134,951	230,000,000
Dilutive Effects:
DBD Shares	145,523	—	68,260	—
LSPP Shares	542,910	—	234,966	—
Deal Incentive, Director, and Equity Compensation Shares	817,446	—	364,020	—
Diluted	262,284,700	230,000,000	247,802,197	230,000,000

Net income (loss) per common share
Basic	$1.33	$1.59	$0.21	$2.16
Diluted	1.32	1.59	0.21	2.16

Dividends to Common Shareholders

The declaration and payment of Common Stock dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from ING U.S., Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described under the Junior Subordinated Debt section of the Financing Agreements Note to these Condensed Consolidated Financial Statements, on the payment of dividends by the Company.

On July 25, 2013, ING U.S., Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on October 1, 2013 to shareholders of record of ING U.S., Inc. as of the close of business on August 30, 2013.

On October 31, 2013, ING U.S., Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is payable on December 30, 2013 to shareholders of record of ING U.S., Inc. as of November 29, 2013.

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

On June 14, 2012, the Company announced an agreement with Cognizant Technology Solutions U.S. Corporation (“Cognizant”) under which Cognizant provides business processing and operations services related to the Company. Under the terms of the seven-year agreement, Cognizant made offers of employment to more than 1,000 employees of the Company in Minot, North Dakota and Des Moines, Iowa. Based on an actuarial estimate using the Retirement Plan assets and obligations, the Company recognized a remeasurement loss of $115.2 resulting from the revaluation of the Retirement Plan’s assets and obligations, partially offset by a $6.9 curtailment gain. The net loss before income taxes was $108.3 and was recognized on the date the employees transitioned to Cognizant, which was on August 16, 2012. For the three and nine months ended September 30, 2013, no remeasurement gain or loss was recognized.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit cost were as follows for the periods indicated:

	Three Months Ended September 30,
	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Net Periodic (Benefit) Costs:
Service cost	$11.4	$10.2	$—	$—
Interest cost	22.0	22.6	(0.7)	0.4
Expected return on plan assets	(25.3)	(23.3)	—	—
Amortization of prior service cost (credit)	(2.6)	(2.8)	(0.8)	(0.8)
(Gain) loss recognized due to curtailments	—	(6.9)	—	—
Net loss (gain) recognition	—	115.2	—	0.1
Net periodic (benefit) costs	$5.5	$115.0	$(1.5)	$(0.3)

	Nine Months Ended September 30,
	Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012
Net Periodic (Benefit) Costs:
Service cost	$34.0	$29.6	$—	$—
Interest cost	66.2	67.7	0.1	1.1
Expected return on plan assets	(75.9)	(68.4)	—	—
Amortization of prior service cost (credit)	(7.8)	(8.5)	(2.5)	(2.5)
(Gain) loss recognized due to curtailments	—	(6.9)	—	—
Net loss (gain) recognition	—	115.2	—	0.1
Net periodic (benefit) costs	$16.5	$128.7	$(2.4)	$(1.3)

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the ING Americas Savings Plan and Employee Stock Option Plan (collectively "The Savings Plan"). Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax and/or after-tax basis, subject to IRS limits. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation. All matching contributions are subject to a four-year graded vesting schedule.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2013	2012
Fixed maturities, net of OTTI	$3,525.2	$7,904.6
Equity securities, available-for-sale	41.4	46.5
Derivatives	149.1	220.2
DAC/VOBA adjustment on available-for-sale securities	(1,165.4)	(2,862.5)
Sales inducements adjustment on available-for-sale securities	(63.1)	(137.4)
Other	(27.6)	(41.0)
Unrealized capital gains (losses), before tax	2,459.6	5,130.4
Deferred income tax asset (liability)	(562.2)	(1,495.0)
Net unrealized capital gains (losses)	1,897.4	3,635.4
Pension and other postretirement benefits liability, net of tax	52.6	66.1
AOCI	$1,950.0	$3,701.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,316.0)		$1,500.3	$(2,815.7)
Equity securities	(1.0)		0.3	(0.7)
Other	13.1		(4.5)	8.6
OTTI	44.8		(15.6)	29.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(66.6)		23.2	(43.4)
DAC/VOBA	1,618.1	(1)	(562.5)	1,055.6
Sales inducements	84.3		(29.3)	55.0
Change in unrealized gains/losses on available-for-sale securities	(2,623.3)		911.9	(1,711.4)

Derivatives:
Derivatives	(63.7)	(2)	22.1	(41.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.6)		0.6	(1.0)
Change in unrealized gains/losses on derivatives	(65.3)		22.7	(42.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(10.3)	(3)	3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$(2,698.9)		$938.2	$(1,760.7)
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2012
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,673.7		$(922.9)	(4)	$1,750.8
Equity securities	13.4		(4.7)		8.7
Other	(8.0)		2.8		(5.2)
OTTI	50.2		(17.6)		32.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(365.9)		128.1		(237.8)
DAC/VOBA	(660.3)	(1)	231.1		(429.2)
Sales inducements	(57.1)		20.0		(37.1)
Change in unrealized gains/losses on available-for-sale securities	1,646.0		(563.2)		1,082.8

Derivatives:
Derivatives	47.6	(2)	(16.7)		30.9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	—		—		—
Change in unrealized gains/losses on derivatives	47.6		(16.7)		30.9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(11.0)	(3)	3.8		(7.2)
Change in pension and other postretirement benefits liability	(11.0)		3.8		(7.2)
Change in Other comprehensive income (loss)	$1,682.6		$(576.1)		$1,106.5
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
(4) Amount includes $12.0 release of valuation allowance. See Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$420.0	$373.9
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	147.0	130.8
Tax effect of:
Valuation allowance	(68.3)	(87.1)
Dividend received deduction	(43.4)	(42.2)
Audit settlement	(0.2)	(6.6)
State tax expense (benefit)	(5.6)	(4.6)
Noncontrolling interest	(35.4)	(7.1)
Tax credits	(3.6)	(4.7)
Non-deductible expenses	(19.3)	8.9
Other	1.1	(0.3)
Income tax expense (benefit)	$(27.7)	$(12.9)

	Nine Months Ended September 30,
	2013	2012
Income (loss) before income taxes	$130.5	$714.1
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	45.7	249.9
Tax effect of:
Valuation allowance	94.8	(56.1)
Dividend received deduction	(93.3)	(79.4)
Audit settlement	(1.9)	(7.5)
State tax expense (benefit)	(2.3)	(27.0)
Noncontrolling interest	(29.6)	(77.8)
Tax credits	(12.8)	(13.9)
Non-deductible expenses	(8.9)	9.1
Other	1.9	(1.3)
Income tax expense (benefit)	$(6.4)	$(4.0)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2013 and December 31, 2012, the Company had valuation allowances of $3.4 billion and $3.3 billion, respectively, that were allocated to continuing operations, and $(288.5) as of the end of each period that were allocated to other comprehensive income related to realized and unrealized capital losses.

For the three months ended September 30, 2013 and 2012, the total increases (decreases) in the valuation allowance were $(68.3) and $(57.2), respectively. With respect to the 2013 decrease, $(68.3) was allocated to continuing operations and none of the decrease was allocated to Other comprehensive income. With respect to the 2012 decrease, $(87.1) was allocated to continuing operations and $29.9 was allocated to Other comprehensive income. For the nine months ended September 30, 2013 and 2012, there were total increases (decreases) in the valuation allowance of $94.8 and $(68.1), respectively. With respect to the 2013

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

increase, $94.8 was allocated to continuing operations and none of the increase was allocated to Other comprehensive income. With respect to the 2012 decrease, $(56.1) was allocated to continuing operations and $(12.0) was allocated to Other comprehensive income.

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

11.    Financing Agreements

Short-term Debt

The following table summarizes the Company’s short-term debt including the weighted average interest rate on short-term borrowings outstanding as of the dates indicated:

			Weighted Average Rate
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial paper	$—	$192.0	—%	1.22%
Current portion of long-term debt	—	872.6	—%	2.42%
Total	$—	$1,064.6

Commercial Paper

The Company had a commercial paper program with an authorized capacity of $3.0 billion, which was guaranteed by ING V. The Company paid ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. The Company’s commercial paper borrowings were generally used to fund the working capital needs of the Company’s subsidiaries and provide short-term liquidity. All outstanding amounts were repaid in April 2013. On October 3, 2013, the Company terminated the commercial paper program along with the guarantee provided by ING V.

Guaranteed Debt

The following amounts guaranteed by ING Group or ING V are included with the Company’s debt obligations as of the dates indicated:

	September 30, 2013	December 31, 2012
Commercial paper	$—	$192.0
Lion Connecticut Holdings Inc. debentures(1)	499.1	636.9
Total	$499.1	$828.9
(1) ING Group is guarantor to outstanding legacy debt securities originally issued by Aetna Services, Inc. (formerly Aetna Life and Casualty).

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of the dates indicated:

	Maturity	September 30, 2013	December 31, 2012
2.20% Syndicated Bank Term Loan, due 2014(1)	04/20/2014	$—	$1,350.0
6.75% Lion Connecticut Holdings Inc. debentures, due 2013(2)	09/15/2013	—	138.3
7.25% Lion Connecticut Holdings Inc. debentures, due 2023(2)	08/15/2023	158.5	158.1
7.63% Lion Connecticut Holdings Inc. debentures, due 2026(2)	08/15/2026	232.0	231.9
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.8	13.9
6.97% Lion Connecticut Holdings Inc. debentures, due 2036(2)	08/15/2036	108.6	108.6
2.54% Lion Connecticut Holdings Inc. Floating Rate Note, due 2016(3)	04/29/2016	—	500.0
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
0.96% Surplus Floating Rate Note	12/31/2037	—	359.3
0.93% Surplus Floating Rate Note	06/30/2037	—	329.1
5.5% Senior Notes, due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes, due 2018	02/15/2018	998.5	—
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	750.0	—
5.7% Senior Notes, due 2043	07/15/2043	398.6	—
Subtotal		3,514.5	4,043.7
Less: Current portion of long-term debt		—	872.6
Total		$3,514.5	$3,171.1
(1) On May 21, 2013, the outstanding loan was paid in full.
(2) Guaranteed by ING Group.
(3) On July 5, 2013, the outstanding loan was paid in full.

As of September 30, 2013 and December 31, 2012, the Company was in compliance with debt covenants.

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

Senior Notes

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On July 26, 2013, the Company issued $400.0 of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Lion Holdings. Interest is payable semi-annually on each January 15 and July 15, commencing on January 15, 2014. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2043 Notes and was paid an immaterial amount for its services. The Company used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.

Junior Subordinated Notes

On May 16, 2013, the Company issued $750.0 of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2053 Notes and was paid $0.2 for its services.

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

Registration Rights Agreements

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes and the 2053 Notes, the Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes (the "Exchange Offer"). The Exchange Offer was completed on August 14, 2013.

The 2043 Notes are also subject to registration rights. Under the terms of a registration rights agreement applicable to the 2043 Notes, an exchange offer for the 2043 Notes must be completed by January 22, 2014. On October 11, 2013, the Company and Lion Holdings filed a registration statement with the SEC covering an offer to the holders of the 2043 Notes to exchange the 2043 Notes for new notes containing identical terms, except for transfer restrictions.

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

On September 15, 2013, the Company repaid, at maturity, the 6.75% Lion Connecticut Holdings Inc. debentures, due in 2013, which carried an ING Group guarantee. As of September 30, 2013, the outstanding par amount of Lion Holdings debentures guaranteed by ING Group was $506.1.

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

On June 29, 2007, Whisperingwind III, LLC, an indirect wholly owned subsidiary of the Company, entered into a Variable Funding Surplus Note Purchase Agreement (the "WWIII Purchase Agreement") with Structured Asset Repackaged Trust II, 2007-ING WWIII (the "WWIII STARTS Trust"), a Delaware statutory business trust organized by HSBC, as part of an insurance securitization transaction, supporting reserves ceded under a reinsurance agreement with an affiliate. Under the WWIII Purchase Agreement, Whisperingwind III is provided opportunity for issuance and sale, and for the WWIII STARTS Trust to purchase one or more floating rate variable funding surplus notes (the "WWIII Note"). Principal and interest repayments were not to be made without prior written approval (or written confirmation of non-disapproval) of the South Carolina Director of Insurance. Upon receiving regulatory approval, on April 19, 2013, WWIII executed a Redemption and Cancellation Agreement with WWIII STARTS Trust to redeem the WWIII Note in full. The carrying amount of the WWIII Note $329.1 was paid in full on April 19, 2013, and was cancelled. In conjunction with the WWIII Note redemption, and per agreement by the ceding insurer, WWIII replaced the WWIII Note with letters of credits ("LOCs") totaling $305.0. Total outstanding LOCs for the period ended September 30, 2013 was $330.0.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of September 30, 2013, unsecured and uncommitted credit facilities totaled $242.7, unsecured and committed credit facilities totaled $8.8 billion and secured facilities totaled $275.0. Of the aggregate $9.4 billion ($1.3 billion with ING Bank, N.V. ("ING Bank", an affiliate)) capacity available, the Company utilized $7.4 billion ($1.2 billion with ING Bank) in credit facilities outstanding as of September 30, 2013. Total fees associated with credit facilities for the three months ended September 30, 2013 and 2012 were $33.8 and $76.6, respectively. Total fees associated with credit facilities for the nine months ended September 30, 2013, and 2012 were $119.5 and $176.0, respectively.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of September 30, 2013:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
ING U.S., Inc.(1)	Unsecured	Committed	4/20/2015	$3,500.0	$2,578.7	$921.3
ING U.S., Inc. / Security Life of Denver International Limited, Roaring River LLC(1)(2)	Unsecured	Uncommitted	2/28/2013	15.0	15.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	11/9/2021	750.0	750.0	—
Security Life of Denver International Limited(1)(3)	Unsecured	Committed	12/31/2013	825.0	825.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	1,150.0	1,150.0	—
ING U.S., Inc. / Security Life of Denver International Limited(1)(2)(3)	Unsecured	Uncommitted	6/30/2013	225.6	225.6	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
ING U.S., Inc.	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Unsecured	Committed	6/30/2022	1,151.2	548.0	603.2
ING U.S., Inc. / Roaring River II LLC	Unsecured	Committed	12/31/2019	995.0	550.0	445.0
Total				$9,363.9	$7,389.1	$1,969.5

Secured facilities				$275.0	$269.7	$—
Unsecured and uncommitted				242.7	242.7	—
Unsecured and committed				8,846.2	6,876.7	1,969.5
Total				$9,363.9	$7,389.1	$1,969.5

ING Bank				$1,315.6	$1,249.8	$65.8
(1) Refer to the Related Party Transactions Note to these Condensed Consolidated Financial Statements for additional information.
(2) Facilities matured as of the date stated above. Each LOC issued prior to the facility expiring remains outstanding until its stated expiry date.
(3) Effective October 30, 2013, Security Life of Denver International Limited ("SLDI") completed a $1.125 billion letter of credit facility which replaced these facilities. The new facility provides $1.125 billion of capacity on a committed basis until October 29, 2020.

Effective August 19, 2013, a $750.0 facility maturing August 19, 2021 was terminated. Also, effective August 19, 2013, the facility maturing December 27, 2022 was increased by $400.0 to $1.150 billion.

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

As of September 30, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $330.6 relates to consolidated investment entities. As of December 31, 2012, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $890.1, of which $254.9 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $23.8 and $51.3 as of September 30, 2013 and December 31, 2012, respectively. Additionally, the Company has estimated an asset, which is included in Other assets on the Condensed Consolidated Balance Sheets, to be $20.9 as of September 30, 2013 and December 31, 2012, for future credits to premium taxes.

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

	September 30, 2013	December 31, 2012
Fixed maturity collateral pledged to FHLB	$3,057.0	$3,400.9
FHLB restricted stock(1)	122.5	144.6
Other fixed maturities-state deposits	242.7	262.1
Securities pledged(2)	1,312.6	1,605.5
Total restricted assets	$4,734.8	$5,413.1
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $396.1 and $601.8 as of September 30, 2013 and December 31, 2012, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2013 and December 31, 2012, the Company delivered securities as collateral of $916.5 and $1.0 billion, respectively, which was included in Securities pledged in the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral that backs funding agreements issued to the FHLB. As of September 30, 2013 and December 31, 2012, the Company had $2.3 billion and $2.6 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, the Company had $265.0 in LOCs issued by the FHLBs, respectively. As of September 30, 2013 and December 31, 2012, assets with a market value of approximately $2.7 billion and $3.1 billion, respectively, collateralized the FHLB funding agreements. As of September 30, 2013 and

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

December 31, 2012, assets with a market value of approximately $318.9 and $336.5, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2013, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. ILIAC denies the allegations

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and is vigorously defending this litigation. The Court conducted a bench trial of the liability issues, which concluded on October 3, 2013 and the Court has taken the matter under advisement.

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

On August 13, 2013, the Company executed a Regulatory Settlement Agreement (“RSA”) that settles a multi-state market conduct examination (“Exam”) regarding benefit payment practices, procedures and policy administration relating to claims, and use of the SSDMF, including efforts to identify owners and beneficiaries of unclaimed benefits. The RSA establishes procedures for determining whether benefits may be payable under certain life insurance policies, annuity contracts, and retained asset accounts. It also establishes procedures for seeking to locate and pay beneficiaries and owners. The RSA became effective on September 4, 2013. Fifty Departments of Insurance have executed the RSA.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Income	Expense	Income	Expense
ING V(1)	$0.6	$0.4	$0.4	$3.6
ING Group	2.1	4.1	1.3	7.6
ING Bank(1)	3.0	5.3	26.1	26.2
Other	5.2	3.4	1.5	0.6
Total	$10.9	$13.2	$29.3	$38.0
(1) See "Derivatives" section below.
	Nine Months Ended September 30,
	2013		2012
	Income	Expense	Income	Expense
ING V(1)	$1.5	$6.0	$1.3	$9.9
ING Group	7.3	13.7	13.9	2.8
ING Bank(1)	1.6	34.1	39.7	85.0
Other	13.2	10.9	7.8	3.4
Total	$23.6	$64.7	$62.7	$101.1
(1) See "Derivatives" section below.

Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
ING V	$0.5	$0.2	$0.3	$501.9
ING Group	5.8	0.9	3.4	0.1
ING Bank	10.3	5.1	33.6	33.6
Other	4.6	2.0	2.2	1.1
Total	$21.2	$8.2	$39.5	$536.7

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $4.4 and $18.4 as of September 30, 2013 and December 31, 2012, respectively. The Company incurred expenses of $4.8 and $22.2 for the three months ended September 30, 2013 and 2012, respectively. The Company incurred expenses of $33.0 and $78.5 for the nine months ended September 30, 2013 and 2012, respectively.

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

During the nine months ended September 30, 2013, the Company utilized $825.0 of capacity from a committed LOC facility with ING Bank completed in September 2008 to support the reinsurance obligations of the Company’s Cayman Islands subsidiary, SLDI. On October 30, 2013, SLDI completed a $1.125 billion letter of credit facility with ING Bank which replaced the $825.0 letter of credit facility scheduled to mature on December 31, 2013 and a $300.0 letter of credit facility (with LOC of $225.6 outstanding) which matured June 30, 2013. The new facility provides $1.125 billion of capacity on a committed basis until October 29, 2020.

Affiliated Financing Agreements

The Company had a $500.0 par floating rate loan agreement with ING V in which the Company paid a variable rate of interest based on three month LIBOR which was originally due to mature on August 10, 2012. Effective April 13, 2012, the term of the note was extended to April 29, 2016 (the "2.54% Lion Connecticut Holdings Inc. Floating Rate Note, due 2016"). As of December 31, 2012, the Company had debt of $500.0 related to this loan agreement. On July 5, 2013, the outstanding balance of $150.0 for this note was paid in full to ING V. The Company had accrued interest of $1.7 as of December 31, 2012. The Company incurred interest of $0.2 and $3.4 for the three months ended September 30, 2013 and 2012, respectively. The Company incurred interest of $5.6 and $9.1 for the nine months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and December 31, 2012, the outstanding notional amounts were $439.2 (consisting of interest rate swaps of $246.2 and equity options of $193.0) and $2.1 billion (consisting of interest rate swaps of $1.9 billion and equity options of $265.7), respectively. As of September 30, 2013 and December 31, 2012, the market values for these contracts were $6.7 and $15.6, respectively. For the three months ended September 30, 2013 and 2012, the Company recorded net realized capital gains (losses) of $1.6 and $17.7, respectively, with ING Bank and ING V. For the nine months ended September 30, 2013, and 2012, the Company recorded net realized capital gains (losses) of $(2.6) and $25.9, respectively, with ING Bank and ING V.

The Company has sold protection under certain credit default swap derivative contracts that are supported by a guarantee provided by ING V. As of September 30, 2013 and December 31, 2012, the maximum potential future exposure to the Company on credit default swaps supported by the ING V guarantee was $500.0 and $1.0 billion, respectively.

14.    Consolidated Investment Entities

The Company provides investment management services to, and has transactions with, various collateralized loan obligations, private equity funds, single strategy hedge funds, insurance entities, securitizations and other investment entities in the normal course of business. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs and the Company evaluates its involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under VIE or VOE consolidation guidance. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary of these entities. The Company consolidates certain entities under the VOE guidance when it acts as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $634.0 and $600.0 as of September 30, 2013 and December 31, 2012, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of September 30, 2013 and December 31, 2012, the Company consolidated 11 CLOs and 9 CLOs, respectively.

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

As of September 30, 2013 and December 31, 2012, the Company consolidated 35 funds, respectively, which were structured as partnerships.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	September 30, 2013	December 31, 2012
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$238.4	$360.6
Corporate loans, at fair value using the fair value option	4,670.9	3,559.3
Total CLO entities	4,909.3	3,919.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	75.0	80.2
Limited partnerships/corporations, at fair value	2,912.3	2,931.2
Other assets	27.9	34.3
Total investment funds	3,015.2	3,045.7
Total assets of consolidated investment entities	$7,924.5	$6,965.6

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$4,627.1	$3,829.4
Other liabilities	198.6	—
Total CLO entities	4,825.7	3,829.4
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	324.3	292.4
Total investment funds	324.3	292.4
Total liabilities of consolidated investment entities	$5,150.0	$4,121.8

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

Investments held by consolidated private equity funds and single strategy hedge funds are measured and reported at fair value in the Company's Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in the Company's Condensed Consolidated Statements of Operations.

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. Refer to the Fair Value Measurement section of the Business, Basis of Presentation and Significant Policies Note included in the Consolidated Financial Statements in the Registration Statement.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators that supply NAV (or its equivalent) per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-binding. These valuations are reviewed on a monthly or quarterly basis (dependent on the type of fund or product).  Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable.  In addition, the Company considers both macro and fund specific events that may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited. Securities priced using independent broker quotes are classified as Level 3. Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

Cash and Cash Equivalents

The carrying amounts for cash reflect the assets’ fair values. The fair value for cash equivalents is determined based on quoted market prices. These assets are classified as Level 1.

VIEs - CLO Entities

Corporate loans - Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans from a variety of industries, including, but not limited to, the aerospace and defense, broadcasting, technology, utilities, household products, healthcare, oil and gas and finance industries. Corporate loans mature at various dates between 2014 and 2022, pay interest at LIBOR or PRIME plus a spread of up to 10.0% and typically range in credit rating categories from AAA down to unrated. As of September 30, 2013, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $14.8. As of December 31, 2012, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $26.9. Less than 1% of the collateral assets were in default as of September 30, 2013 and December 31, 2012.

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

CLO notes - The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any.  The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2025 and have a weighted average maturity of 9.0 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $140.0 and $99.6 as of September 30, 2013 and December 31, 2012, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table presents significant unobservable inputs for Level 3 fair value measurements as of September 30, 2013:

Assets and Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
CLO Notes	$4,627.1	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

The following table presents significant unobservable inputs for Level 3 fair value measurements as of December 31, 2012:

Assets and Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
CLO Notes	$3,829.4	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
`
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

As of September 30, 2013 and December 31, 2012, certain private equity funds maintained revolving lines of credit of $400.0 and $325.3, which renew annually and bear interest at LIBOR/EURIBOR plus 235-250 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 350% asset coverage from the invested assets of the funds. As of September 30, 2013 and December 31, 2012, outstanding borrowings amount to $314.2 and $288.4. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

On June 4, 2012, certain insurance subsidiaries of the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $812.2 as of March 31, 2012 included in Assets related to consolidated investment entities to a group of private equity funds that are managed by Pomona Management LLC, also a subsidiary of the Company. The transaction resulted in a net pre-tax loss of $91.9 in the second quarter of 2012. The transaction closed in two tranches with the first tranche closed on June 29, 2012 and the second tranche closed on October 29, 2012. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed upon sales price as of June 30, 2012.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The fair value hierarchy levels of consolidated investment entities as of September 30, 2013 are presented in the table below:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$238.4	$—	$—	$238.4
Corporate loans, at fair value using the fair value option	—	4,670.9	—	4,670.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	75.0	—	—	75.0
Limited partnerships/corporations, at fair value	—	—	2,912.3	2,912.3
Total assets, at fair value	$313.4	$4,670.9	$2,912.3	$7,896.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$4,627.1	$4,627.1
Total liabilities, at fair value	$—	$—	$4,627.1	$4,627.1

The fair value hierarchy levels of consolidated investment entities as of December 31, 2012 are presented in the table below:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$360.6	$—	$—	$360.6
Corporate loans, at fair value using the fair value option	—	3,559.3	—	3,559.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	80.2	—	—	80.2
Limited partnerships/corporations, at fair value	—	—	2,931.2	2,931.2
Total assets, at fair value	$440.8	$3,559.3	$2,931.2	$6,931.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$3,829.4	$3,829.4
Total liabilities, at fair value	$—	$—	$3,829.4	$3,829.4

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. During the nine months ended September 30, 2013 and 2012, there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2013 is presented in the table below:

	Beginning Balance July 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance September 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,987.7	$215.5	$(346.1)	$55.2	$2,912.3
Total assets, at fair value	$2,987.7	$215.5	$(346.1)	$55.2	$2,912.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(4,881.3)	$—	$177.3	$76.9	$(4,627.1)
Total liabilities, at fair value	$(4,881.3)	$—	$177.3	$76.9	$(4,627.1)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2013 is presented in the table below:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance September 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,931.2	$484.4	$(608.4)	$105.1	$2,912.3
Total assets, at fair value	$2,931.2	$484.4	$(608.4)	$105.1	$2,912.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(3,829.4)	$(1,081.2)	$245.9	$37.6	$(4,627.1)
Total liabilities, at fair value	$(3,829.4)	$(1,081.2)	$245.9	$37.6	$(4,627.1)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2012 is presented in the table below:

	Beginning Balance July 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance September 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$3,306.6	$8.7	$(182.2)	$(54.5)	$3,078.6
Total assets, at fair value	$3,306.6	$8.7	$(182.2)	$(54.5)	$3,078.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(2,529.8)	$(361.8)	$1.0	$(12.2)	$(2,902.8)
Total liabilities, at fair value	$(2,529.8)	$(361.8)	$1.0	$(12.2)	$(2,902.8)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2012 is presented in the table below:

	Beginning Balance January 1	Purchases	Sales	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Ending Balance September 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,860.3	$408.5	$(431.3)	$241.1	$3,078.6
Total assets, at fair value	$2,860.3	$408.5	$(431.3)	$241.1	$3,078.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$(2,057.1)	$(723.8)	$2.5	$(124.4)	$(2,902.8)
Total liabilities, at fair value	$(2,057.1)	$(723.8)	$2.5	$(124.4)	$(2,902.8)

Deconsolidation of Certain Investment Entities

During the nine months ended September 30, 2013 and 2012, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2013 and December 31, 2012, the Company does not hold any ownership interests in these unconsolidated CLOs.

The following table presents the carrying amounts of total assets and liabilities of the VIEs in which the Company has concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

	September 30, 2013	December 31, 2012
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,718.2	1,792.2
Liabilities of nonconsolidated investment entities	1,685.8	1,772.9

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Retirement Solutions:
Retirement	$187.3	$145.4	$457.2	$340.4
Annuities	96.8	32.6	210.6	95.9
Investment Management	54.0	39.1	125.2	103.3
Insurance Solutions:
Individual Life	117.0	53.2	207.8	141.6
Employee Benefits	29.1	36.1	75.6	80.8
Total Ongoing Businesses	484.2	306.4	1,076.4	762.0
Corporate	(63.7)	(57.6)	(166.6)	(138.7)
Closed Blocks:
Closed Block Institutional Spread Products	8.7	10.0	41.7	41.0
Closed Block Other	5.8	11.8	12.2	44.9
Closed Blocks	14.5	21.8	53.9	85.9
Total operating earnings before income taxes	435.0	270.6	963.7	709.2

Adjustments:
Closed Block Variable Annuity	(167.4)	0.8	(982.9)	(525.0)
Net investment gains (losses) and related charges and adjustments	64.1	207.9	106.7	400.8
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	10.5	20.6	46.0	113.9
Loss related to businesses exited through reinsurance or divestment	(13.1)	(9.9)	(47.0)	(34.1)
Income (loss) attributable to noncontrolling interests	101.1	20.3	84.5	222.4
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	(108.4)	—	(108.4)
Other adjustments to operating earnings	(10.2)	(28.0)	(40.5)	(64.7)
Income (loss) before income taxes	$420.0	$373.9	$130.5	$714.1

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

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Retirement Solutions:
Retirement	$606.9	$582.1	$1,787.0	$1,701.4
Annuities	319.1	309.7	930.7	989.6
Investment Management	160.1	142.2	440.6	403.0
Insurance Solutions:
Individual Life	717.1	678.5	2,099.0	2,099.7
Employee Benefits	316.2	310.5	946.0	937.6
Total Ongoing Businesses	2,119.4	2,023.0	6,203.3	6,131.3
Corporate	28.8	13.2	53.8	46.7
Closed Blocks:
Closed Block Institutional Spread Products	23.1	29.9	87.7	103.2
Closed Block Other	7.6	10.6	22.1	29.6
Closed Blocks	30.7	40.5	109.8	132.8
Total operating revenues	2,178.9	2,076.7	6,366.9	6,310.8

Adjustments:
Closed Block Variable Annuity	(66.1)	42.5	(570.4)	(138.1)
Net realized investment gains (losses) and related charges and adjustments	39.8	253.4	28.3	553.9
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	35.1	43.8	125.8	112.6
Revenues related to businesses exited through reinsurance or divestment	(2.9)	27.7	(70.8)	63.5
Revenues (loss) attributable to noncontrolling interests	152.9	63.7	254.1	347.8
Other adjustments to operating revenues	97.6	56.5	260.6	161.0
Total revenues	$2,435.3	$2,564.3	$6,394.5	$7,411.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Segment Information

The following is a summary of certain financial information for the Company’s segments for the periods indicated:

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment management intersegment revenues	$38.6	$38.8	$117.8	$117.3

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2013	December 31, 2012
Retirement Solutions:
Retirement	$90,720.4	$86,504.3
Annuities	26,482.7	27,718.6
Investment Management	468.4	498.5
Insurance Solutions:
Individual Life	25,432.8	25,319.0
Employee Benefits	2,532.4	2,657.0
Total Ongoing Businesses	145,636.7	142,697.4
Corporate	4,035.7	5,593.4
Closed Blocks:
Closed Block Variable Annuity	48,960.2	49,157.6
Closed Block Institutional Spread Products	4,095.1	4,392.2
Closed Block Other	7,687.6	8,239.1
Closed Blocks	60,742.9	61,788.9
Total assets of segments	210,415.3	210,079.7
Noncontrolling interest	7,242.9	6,314.5
Total assets	$217,658.2	$216,394.2

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of ING U.S., Inc. ("Parent Issuer"), Lion Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company at September 30, 2013 and December 31, 2012, their results of operations and comprehensive income for three and nine months ended September 30, 2013 and 2012 and their statements of cash flows for the nine months ended September 30, 2013 and 2012.

The 2022 Notes, 2018 Notes, 2053 Notes and 2043 Notes are fully and unconditionally guaranteed by Lion Holdings, a 100% owned subsidiary of the Company. No other subsidiary of ING U.S., Inc. guarantees the 2022 Notes, 2018 Notes, 2053 Notes or 2043 Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of all amounts due and payable. In the event that Lion Holdings does not fulfill the guaranteed obligations, any holder of the 2022 Notes, 2018 Notes, 2053 Notes or 2043 Notes may immediately bring a claim against Lion Holdings for all amounts due and payable.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,186.8	$(15.4)	$69,171.4
Fixed maturities, at fair value using the fair value option	—	—	2,910.2	—	2,910.2
Equity securities, available-for-sale, at fair value	71.2	7.0	201.4	—	279.6
Short-term investments	—	—	2,547.3	—	2,547.3
Mortgage loans on real estate, net of valuation allowance	—	—	9,015.6	—	9,015.6
Policy loans	—	—	2,147.5	—	2,147.5
Limited partnerships/corporations	—	—	390.0	—	390.0
Derivatives	112.3	—	1,142.0	(166.9)	1,087.4
Investments in subsidiaries	14,646.8	12,615.9	—	(27,262.7)	—
Other investments	—	0.4	145.3	—	145.7
Securities pledged	—	—	1,312.6	—	1,312.6
Total investments	14,830.3	12,623.3	88,998.7	(27,445.0)	89,007.3
Cash and cash equivalents	464.3	0.6	1,251.7	—	1,716.6
Short-term investments under securities loan agreements, including collateral delivered	—	—	482.4	—	482.4
Accrued investment income	—	—	913.2	—	913.2
Reinsurance recoverable	—	—	6,755.6	—	6,755.6
Deferred policy acquisition costs and Value of business acquired	—	—	5,265.0	—	5,265.0
Sales inducements to contract holders	—	—	278.9	—	278.9
Goodwill and other intangible assets	—	—	323.4	—	323.4
Loans to subsidiaries and affiliates	349.2	0.1	0.6	(349.9)	—
Due from subsidiaries and affiliates	13.4	0.3	3.2	(16.9)	—
Other assets	52.7	—	1,086.9	(1.9)	1,137.7
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,912.3	—	2,912.3
Cash and cash equivalents	—	—	313.4	—	313.4
Corporate loans, at fair value using the fair value option	—	—	4,670.9	—	4,670.9
Other assets	—	—	27.9	—	27.9
Assets held in separate accounts	—	—	103,853.6	—	103,853.6
Total assets	$15,709.9	$12,624.3	$217,137.7	$(27,813.7)	$217,658.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,477.5	$—	$14,477.5
Contract owner account balances	—	—	70,410.4	—	70,410.4
Payables under securities loan agreement, including collateral held	—	—	576.7	—	576.7
Short-term debt	—	253.3	95.9	(349.2)	—
Long-term debt	2,996.6	514.5	18.8	(15.4)	3,514.5
Funds held under reinsurance agreements	—	—	1,212.1	—	1,212.1
Derivatives	66.6	—	1,322.6	(166.9)	1,222.3
Pension and other post-employment provisions	—	—	876.1	—	876.1
Current income taxes	(10.7)	14.8	48.8	—	52.9
Deferred income taxes	(176.8)	—	236.5	—	59.7
Due to subsidiaries and affiliates	2.0	1.2	13.7	(16.9)	—
Other liabilities	62.2	5.5	1,322.8	(2.6)	1,387.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	4,627.1	—	4,627.1
Other liabilities	—	—	522.9	—	522.9
Liabilities related to separate accounts	—	—	103,853.6	—	103,853.6
Total liabilities	2,939.9	789.3	199,615.5	(551.0)	202,793.7
Shareholders' equity:
Total ING U.S., Inc. shareholders' equity	12,770.0	11,835.0	15,427.7	(27,262.7)	12,770.0
Noncontrolling interest	—	—	2,094.5	—	2,094.5
Total shareholders' equity	12,770.0	11,835.0	17,522.2	(27,262.7)	14,864.5
Total liabilities and shareholders' equity	$15,709.9	$12,624.3	$217,137.7	$(27,813.7)	$217,658.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,925.7	$(15.4)	$70,910.3
Fixed maturities, at fair value using the fair value option	—	—	2,771.3	—	2,771.3
Equity securities, available-for-sale, at fair value	63.9	20.1	256.1	—	340.1
Short-term investments	—	—	5,991.2	—	5,991.2
Mortgage loans on real estate, net of valuation allowance	—	—	8,662.3	—	8,662.3
Policy loans	—	—	2,200.3	—	2,200.3
Limited partnerships/corporations	—	—	465.1	—	465.1
Derivatives	117.7	—	2,410.5	(153.7)	2,374.5
Investments in subsidiaries	15,715.1	14,044.3	—	(29,759.4)	—
Other investments	—	0.4	166.6	—	167.0
Securities pledged	—	—	1,605.5	—	1,605.5
Total investments	15,896.7	14,064.8	95,454.6	(29,928.5)	95,487.6
Cash and cash equivalents	357.5	0.4	1,428.9	—	1,786.8
Short-term investments under securities loan agreements, including collateral delivered	—	—	664.0	—	664.0
Accrued investment income	—	—	863.5	—	863.5
Reinsurance recoverable	—	—	7,379.3	—	7,379.3
Deferred policy acquisition costs and Value of business acquired	—	—	3,656.3	—	3,656.3
Sales inducements to contract holders	—	—	212.7	—	212.7
Goodwill and other intangible assets	—	—	348.5	—	348.5
Loans to subsidiaries and affiliates	77.0	58.0	261.4	(396.4)	—
Due from subsidiaries and affiliates	16.5	1.5	24.6	(42.6)	—
Other assets	35.8	—	1,326.7	—	1,362.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,931.2	—	2,931.2
Cash and cash equivalents	—	—	440.8	—	440.8
Corporate loans, at fair value using the fair value option	—	—	3,559.3	—	3,559.3
Other assets	—	—	34.3	—	34.3
Assets held in separate accounts	—	—	97,667.4	—	97,667.4
Total assets	$16,383.5	$14,124.7	$216,253.5	$(30,367.5)	$216,394.2

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5.7	$—	$1,217.1	$(1.2)	$1,221.6
Fee income	—	—	920.8	—	920.8
Premiums	—	—	494.2	—	494.2
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(5.6)	—	(5.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(1.2)	—	(1.2)
Net other-than-temporary impairments recognized in earnings	—	—	(4.4)	—	(4.4)
Other net realized capital gains (losses)	—	—	(512.7)	—	(512.7)
Total net realized capital gains (losses)	—	—	(517.1)	—	(517.1)
Other revenue	0.6	1.4	120.1	(2.5)	119.6
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	135.3	—	135.3
Changes in fair value related to collateralized loan obligations	—	—	60.9	—	60.9
Total revenues	6.3	1.4	2,431.3	(3.7)	2,435.3
Benefits and expenses:
Policyholder benefits	—	—	570.7	—	570.7
Interest credited to contract owner account balance	—	—	517.0	—	517.0
Operating expenses	4.9	—	760.4	(2.5)	762.8
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	64.6	—	64.6
Interest expense	35.7	12.5	1.4	(1.2)	48.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	50.4	—	50.4
Other expense	—	—	1.4	—	1.4
Total benefits and expenses	40.6	12.5	1,965.9	(3.7)	2,015.3
Income (loss) before income taxes	(34.3)	(11.1)	465.4	—	420.0
Income tax expense (benefit)	(89.6)	(12.0)	73.9	—	(27.7)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	55.3	0.9	391.5	—	447.7
Equity in earnings (losses) of subsidiaries, net of tax	291.3	292.7	—	(584.0)	—
Net income (loss) including noncontrolling interest	346.6	293.6	391.5	(584.0)	447.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	101.1	—	101.1
Net income (loss) available to ING U.S., Inc.'s common shareholders	$346.6	$293.6	$290.4	$(584.0)	$346.6

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$30.9	$0.1	$3,504.0	$(2.5)	$3,532.5
Fee income	—	—	2,722.4	—	2,722.4
Premiums	—	—	1,440.9	—	1,440.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(26.9)	—	(26.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(4.3)	—	(4.3)
Net other-than-temporary impairments recognized in earnings	—	—	(22.6)	—	(22.6)
Other net realized capital gains (losses)	—	—	(1,935.2)	—	(1,935.2)
Total net realized capital gains (losses)	—	—	(1,957.8)	—	(1,957.8)
Other revenue	3.4	1.7	323.9	(7.7)	321.3
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	346.3	—	346.3
Changes in fair value related to collateralized loan obligations	—	—	(11.1)	—	(11.1)
Total revenues	34.3	1.8	6,368.6	(10.2)	6,394.5
Benefits and expenses:
Policyholder benefits	—	—	1,822.2	—	1,822.2
Interest credited to contract owner account balance	—	—	1,556.8	—	1,556.8
Operating expenses	11.8	—	2,288.0	(7.7)	2,292.1
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	319.6	—	319.6
Interest expense	92.0	42.3	4.8	(2.5)	136.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	130.6	—	130.6
Other expense	—	—	6.1	—	6.1
Total benefits and expenses	103.8	42.3	6,128.1	(10.2)	6,264.0
Income (loss) before income taxes	(69.5)	(40.5)	240.5	—	130.5
Income tax expense (benefit)	(93.1)	(14.9)	101.6	—	(6.4)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	23.6	(25.6)	138.9	—	136.9
Equity in earnings (losses) of subsidiaries, net of tax	28.8	648.7	—	(677.5)	—
Net income (loss) including noncontrolling interest	52.4	623.1	138.9	(677.5)	136.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	84.5	—	84.5
Net income (loss) available to ING U.S., Inc.'s common shareholders	$52.4	$623.1	$54.4	$(677.5)	$52.4

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$0.4	$0.1	$1,226.6	$(0.9)	$1,226.2
Fee income	—	—	872.9	—	872.9
Premiums	—	—	453.5	—	453.5
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(13.3)	—	(13.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.5)	—	(0.5)
Net other-than-temporary impairments recognized in earnings	—	—	(12.8)	—	(12.8)
Other net realized capital gains (losses)	—	—	(119.6)	—	(119.6)
Total net realized capital gains (losses)	—	—	(132.4)	—	(132.4)
Other revenue	(2.5)	—	100.8	(1.1)	97.2
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	32.5	—	32.5
Changes in fair value related to collateralized loan obligations	—	—	14.4	—	14.4
Total revenues	(2.1)	0.1	2,568.3	(2.0)	2,564.3
Benefits and expenses:
Policyholder benefits	—	—	573.4	—	573.4
Interest credited to contract owner account balance	—	—	533.1	—	533.1
Operating expenses	6.4	1.2	852.4	(1.1)	858.9
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	150.0	—	150.0
Interest expense	26.1	15.7	5.7	(0.9)	46.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	26.2	—	26.2
Other expense	—	—	2.2	—	2.2
Total benefits and expenses	32.5	16.9	2,143.0	(2.0)	2,190.4
Income (loss) before income taxes	(34.6)	(16.8)	425.3	—	373.9
Income tax expense (benefit)	10.9	(0.2)	14.8	(38.4)	(12.9)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(45.5)	(16.6)	410.5	38.4	386.8
Equity in earnings (losses) of subsidiaries, net of tax	412.0	547.9	—	(959.9)	—
Net income (loss) including noncontrolling interest	366.5	531.3	410.5	(921.5)	386.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	20.3	—	20.3
Net income (loss) available to ING U.S., Inc.'s common shareholder	$366.5	$531.3	$390.2	$(921.5)	$366.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2.1	$0.3	$3,644.0	$(3.9)	$3,642.5
Fee income	—	—	2,624.8	—	2,624.8
Premiums	—	—	1,389.9	—	1,389.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(30.7)	—	(30.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(4.9)	—	(4.9)
Net other-than-temporary impairments recognized in earnings	—	—	(25.8)	—	(25.8)
Other net realized capital gains (losses)	—	—	(870.8)	—	(870.8)
Total net realized capital gains (losses)	—	—	(896.6)	—	(896.6)
Other revenue	9.8	0.7	282.5	(6.3)	286.7
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	435.5	—	435.5
Changes in fair value related to collateralized loan obligations	—	—	(71.3)	—	(71.3)
Total revenues	11.9	1.0	7,408.8	(10.2)	7,411.5
Benefits and expenses:
Policyholder benefits	—	—	1,946.3	—	1,946.3
Interest credited to contract owner account balance	—	—	1,690.0	—	1,690.0
Operating expenses	11.0	1.2	2,325.0	(6.3)	2,330.9
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	539.9	—	539.9
Interest expense	48.6	45.9	18.4	(3.9)	109.0
Operating expenses related to consolidated investment entities:
Interest expense	—	—	74.0	—	74.0
Other expense	—	—	7.3	—	7.3
Total benefits and expenses	59.6	47.1	6,600.9	(10.2)	6,697.4
Income (loss) before income taxes	(47.7)	(46.1)	807.9	—	714.1
Income tax expense (benefit)	24.0	(0.8)	67.1	(94.3)	(4.0)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(71.7)	(45.3)	740.8	94.3	718.1
Equity in earnings (losses) of subsidiaries, net of tax	567.4	559.0	—	(1,126.4)	—
Net income (loss) including noncontrolling interest	495.7	513.7	740.8	(1,032.1)	718.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	222.4	—	222.4
Net income (loss) available to ING U.S., Inc.'s common shareholder	$495.7	$513.7	$518.4	$(1,032.1)	$495.7

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$346.6	$293.6	$391.5	$(584.0)	$447.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(223.2)	(92.4)	(224.6)	317.0	(223.2)
Other-than-temporary impairments	13.5	8.8	13.5	(22.3)	13.5
Pension and other post-employment benefit liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	(213.1)	(84.4)	(214.5)	298.9	(213.1)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(75.3)	(141.8)	(75.4)	217.2	(75.3)
Other comprehensive income (loss), after tax	(137.8)	57.4	(139.1)	81.7	(137.8)
Comprehensive income (loss)	208.8	351.0	252.4	(502.3)	309.9
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	101.1	—	101.1
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$208.8	$351.0	$151.3	$(502.3)	$208.8

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$52.4	$623.1	$138.9	$(677.5)	$136.9
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,733.4)	(1,750.6)	(2,734.1)	4,484.7	(2,733.4)
Other-than-temporary impairments	44.8	25.2	44.8	(70.0)	44.8
Pension and other post-employment benefit liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	(2,698.9)	(1,727.8)	(2,699.6)	4,427.4	(2,698.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(938.2)	(711.7)	(938.0)	1,649.7	(938.2)
Other comprehensive income (loss), after tax	(1,760.7)	(1,016.1)	(1,761.6)	2,777.7	(1,760.7)
Comprehensive income (loss)	(1,708.3)	(393.0)	(1,622.7)	2,100.2	(1,623.8)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	84.5	—	84.5
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholders	$(1,708.3)	$(393.0)	$(1,707.2)	$2,100.2	$(1,708.3)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$366.5	$531.3	$410.5	$(921.5)	$386.8
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,069.3	645.2	1,068.7	(1,713.9)	1,069.3
Other-than-temporary impairments	26.3	17.1	26.3	(43.4)	26.3
Pension and other post-employment benefit liability	(3.5)	(0.8)	(3.6)	4.4	(3.5)
Other comprehensive income (loss), before tax	1,092.1	661.5	1,091.4	(1,752.9)	1,092.1
Income tax expense (benefit) related to items of other comprehensive income (loss)	412.1	287.2	355.9	(643.1)	412.1
Other comprehensive income (loss), after tax	680.0	374.3	735.5	(1,109.8)	680.0
Comprehensive income (loss)	1,046.5	905.6	1,146.0	(2,031.3)	1,066.8
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	20.3	—	20.3
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholder	$1,046.5	$905.6	$1,125.7	$(2,031.3)	$1,046.5

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$495.7	$513.7	$740.8	$(1,032.1)	$718.1
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,643.4	1,256.3	1,641.2	(2,897.5)	1,643.4
Other-than-temporary impairments	50.2	31.4	50.2	(81.6)	50.2
Pension and other post-employment benefit liability	(11.0)	(2.4)	(11.0)	13.4	(11.0)
Other comprehensive income (loss), before tax	1,682.6	1,285.3	1,680.4	(2,965.7)	1,682.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	576.1	424.9	498.9	(923.8)	576.1
Other comprehensive income (loss), after tax	1,106.5	860.4	1,181.5	(2,041.9)	1,106.5
Comprehensive income (loss)	1,602.2	1,374.1	1,922.3	(3,074.0)	1,824.6
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	222.4	—	222.4
Comprehensive income (loss) attributable to ING U.S., Inc.'s common shareholder	$1,602.2	$1,374.1	$1,699.9	$(3,074.0)	$1,602.2

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$162.4	$33.8	$2,807.9	$(62.0)	$2,942.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	11,626.7	—	11,626.7
Equity securities, available-for-sale	9.9	13.7	23.5	—	47.1
Mortgage loans on real estate	—	0.4	1,253.1	—	1,253.5
Limited partnerships/corporations	—	—	274.8	—	274.8
Acquisition of:
Fixed maturities	—	—	(14,281.7)	—	(14,281.7)
Equity securities, available-for-sale	(10.5)	—	(7.4)	—	(17.9)
Mortgage loans on real estate	—	—	(1,583.2)	—	(1,583.2)
Limited partnerships/corporations	—	—	(81.0)	—	(81.0)
Short-term investments, net	—	—	3,443.2	—	3,443.2
Policy loans, net	—	—	52.8	—	52.8
Derivatives, net	—	—	(1,981.6)	—	(1,981.6)
Other investments, net	—	(0.4)	34.7	—	34.3
Sales from consolidated investments entities	—	—	2,518.7	—	2,518.7
Purchase of consolidated investment entities	—	—	(3,352.2)	—	(3,352.2)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	2.3	—	—	(2.3)	—
Net (issuance) maturity of short-term intercompany loans	(274.5)	58.0	261.1	(44.6)	—
Return of capital contributions from subsidiaries	1,434.0	987.0	—	(2,421.0)	—
Capital contributions to subsidiaries	(2,062.0)	—	—	2,062.0	—
Collateral received (delivered), net	12.7	—	(764.2)	—	(751.5)
Purchases of fixed assets, net	—	—	(25.7)	—	(25.7)
Net cash provided by (used in) investing activities	(888.1)	1,058.7	(2,588.4)	(405.9)	(2,823.7)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	8,985.2	—	8,985.2
Maturities and withdrawals from investment contracts	—	—	(9,648.9)	—	(9,648.9)
Proceeds from issuance of debt with maturities of more than three months	2,146.8	—	0.3	—	2,147.1
Repayment of debt with maturities of more than three months	(1,370.3)	(638.6)	(688.5)	—	(2,697.4)
Short-term debt, net	(171.7)	—	0.1	—	(171.6)
Debt issuance costs	(24.8)	—	—	—	(24.8)
Intercompany loans with maturities of more than three months	—	—	(2.3)	2.3	—
Net (repayments of) proceeds from short-term intercompany loans	(319.1)	253.3	21.2	44.6	—
Dividends to parent	—	—	(62.0)	62.0	—
Return of capital contributions to parent	—	(987.0)	(1,434.0)	2,421.0	—
Contributions of capital from parent	—	280.0	1,782.0	(2,062.0)	—
Borrowings of consolidated investment entities	—	—	32.0	—	32.0
Repayments of debt of consolidated investment entities	—	—	(8.5)	—	(8.5)
Contributions from participants in consolidated investment entities	—	—	626.7	—	626.7
Proceeds from issuance of common stock, net	571.6	—	—	—	571.6
Net cash provided by (used in) financing activities	832.5	(1,092.3)	(396.7)	467.9	(188.6)
Net increase (decrease) in cash and cash equivalents	106.8	0.2	(177.2)	—	(70.2)
Cash and cash equivalents, beginning of period	357.5	0.4	1,428.9	—	1,786.8
Cash and cash equivalents, end of period	$464.3	$0.6	$1,251.7	$—	$1,716.6

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(123.3)	$25.4	$2,568.9	$(49.0)	$2,422.0

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	13,430.6	—	13,430.6
Equity securities, available-for-sale	20.8	10.4	26.4	—	57.6
Mortgage loans on real estate	—	1.1	1,257.0	—	1,258.1
Loan - Dutch State obligation	—	—	284.0	—	284.0
Limited partnerships/corporations	—	—	318.0	—	318.0
Acquisition of:
Fixed maturities	—	—	(13,636.4)	—	(13,636.4)
Equity securities, available-for-sale	(10.4)	—	(7.0)	—	(17.4)
Mortgage loans on real estate	—	—	(1,248.9)	—	(1,248.9)
Limited partnerships/corporations	—	—	(44.5)	—	(44.5)
Short-term investments, net	—	—	(63.5)	—	(63.5)
Policy loans, net	—	—	51.0	—	51.0
Derivatives, net	—	—	(1,458.8)	—	(1,458.8)
Other investments, net	—	—	4.6	—	4.6
Sales from consolidated investments entities	—	—	1,222.2	—	1,222.2
Purchase of consolidated investment entities	—	—	(1,528.1)	—	(1,528.1)
Net maturity (issuance) of short-term intercompany loans	22.5	(23.7)	2,168.0	(2,166.8)	—
Return of capital contributions from subsidiaries	813.0	720.0	—	(1,533.0)	—
Capital contributions to subsidiaries	(400.0)	—	—	400.0	—
Collateral received (delivered), net	7.2	—	174.3	—	181.5
Purchases of fixed assets, net	—	—	(18.8)	—	(18.8)
Net cash provided by (used in) investing activities	453.1	707.8	930.1	(3,299.8)	(1,208.8)

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	12,910.8	—	12,910.8
Maturities and withdrawals from investment contracts	—	—	(15,278.5)	—	(15,278.5)
Proceeds from issuance of debt with maturities of more than three months	2,910.4	—	1.1	—	2,911.5
Repayment of debt with maturities of more than three months	(649.2)	—	—	—	(649.2)
Short-term debt, net	(242.4)	—	—	—	(242.4)
Debt issuance costs	(30.3)	—	—	—	(30.3)
Net proceeds from (repayments of) short-term intercompany loans	(2,144.3)	—	(22.5)	2,166.8	—
Dividends to parent	—	—	(49.0)	49.0	—
Return of capital contributions to parent	—	(733.0)	(800.0)	1,533.0	—
Contributions of capital from parent	—	—	400.0	(400.0)	—
Borrowings of consolidated investment entities	—	—	54.3	—	54.3
Repayments of debt of consolidated investment entities	—	—	(50.4)	—	(50.4)
Contributions from participants in consolidated investment entities	—	—	601.7	—	601.7
Net cash provided by (used in) financing activities	(155.8)	(733.0)	(2,232.5)	3,348.8	227.5
Net increase (decrease) in cash and cash equivalents	174.0	0.2	1,266.5	—	1,440.7
Cash and cash equivalents, beginning of period	1.3	0.6	636.1	—	638.0
Cash and cash equivalents, end of period	$175.3	$0.8	$1,902.6	$—	$2,078.7

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 and financial condition as of September 30, 2013 and December 31, 2012. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as "Management's Discussion and Analysis of Results of Operations and Financial Condition" section contained in the Registration Statement.

Investors are directed to consider the risks and uncertainties discussed in this Item 2., as well as in other documents we filed with the SEC.

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

109

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

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold and that we manage to minimize capital risk as they run-off. The Closed Block Variable Annuity ("CBVA") segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued GICs and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses, three broker dealers and Life Insurance Company of Georgia. Closed Block Other also includes certain reimbursed expenses related to ING Group’s Latin America business, which was sold in December 2011. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

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

Interest Rate Environment

Yields remained relatively unchanged across fixed income asset classes in the third quarter following a sharp increase during the second quarter; however interest rates remain low by historical standards. The current low interest rate environment, which we believe may continue for some time, has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $87 billion as of September 30, 2013, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2013 will earn an average yield in the range of 4.25% to 4.50%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

•
Our CBVA segment provides certain guaranteed minimum benefits. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for these variable annuity guarantees, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. A prolonged low interest rate environment may also affect the perceived value of guaranteed minimum income benefits, which in turn may lead to a higher rate of annuitization of those products over time. For additional information on the CBVA segment’s sensitivity to interest rates, see Part I, Item 3. of this Form 10-Q for additional information.

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

The Impact of our CBVA Segment on U.S. GAAP Earnings

Our ongoing management of our CBVA segment is focused on preserving our current capitalization status through careful risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our hedge programs may create earnings volatility in our U.S. GAAP financial statements.

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

111

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

Operating Measures

This management’s discussion and analysis includes discussion of operating earnings before income taxes and operating revenues, each of which is a measure that is not determined in accordance with U.S. GAAP, because our management uses these measures to manage our businesses and allocate our resources. We also discuss these measures generally because we believe that they provide our investors with useful information regarding our financial performance. In particular, these measures facilitate a comparison of period-to-period results without the effect of the volatility created by certain changes in the financial markets that affect our financial results as reported under U.S. GAAP. Other companies may use similarly titled non-U.S. GAAP financial measures that are calculated differently from the way we calculate such measures, and accordingly, our non-U.S. GAAP financial measures may not be comparable to similar measures used by other companies.

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

Sales Statistics

In our discussion of our segment results under "Results of Operations—Segment by Segment," we sometimes refer to sales activity for various products. The term "sales" is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under U.S. GAAP and are used by us as operating measures underlying our financial performance.

Net flows are deposits less redemptions (including benefits and other product charges).

Sales for Individual Life products are based on a calculation of weighted average annual premiums ("WAP"). Sales for Employee Benefits products are based on a calculation of annual premiums, which represents regular premiums on new policies, plus a portion of new single premiums.

Weighted average annual premiums (WAP) is defined as the amount of premium for a policy’s first year that is eligible for the highest first year commission rate, plus a varying portion of any premium in excess of this base amount, depending on the product. WAP is a key measure of recent sales performance of our products and is an indicator of the general growth or decline in certain lines of business. WAP is not equal to premium revenue under U.S. GAAP. Renewal premiums on existing policies are included in U.S. GAAP premium revenue in addition to first year premiums and thus changes in persistency of existing in-force business can potentially offset growth from current year sales.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Revenues:
Net investment income	$1,221.6	$1,226.2	$3,532.5	$3,642.5
Fee income	920.8	872.9	2,722.4	2,624.8
Premiums	494.2	453.5	1,440.9	1,389.9
Net realized capital gains (losses)	(517.1)	(132.4)	(1,957.8)	(896.6)
Other revenue	119.6	97.2	321.3	286.7
Income (loss) related to consolidated investment entities:
Net investment income	135.3	32.5	346.3	435.5
Changes in fair value related to collateralized loan obligations	60.9	14.4	(11.1)	(71.3)
Total revenues	2,435.3	2,564.3	6,394.5	7,411.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,087.7	1,106.5	3,379.0	3,636.3
Operating expenses	762.8	858.9	2,292.1	2,330.9
Net amortization of deferred policy acquisition costs and value of business acquired	64.6	150.0	319.6	539.9
Interest expense	48.4	46.6	136.6	109.0
Operating expenses related to consolidated investment entities:
Interest expense	50.4	26.2	130.6	74.0
Other expense	1.4	2.2	6.1	7.3
Total benefits and expenses	2,015.3	2,190.4	6,264.0	6,697.4
Income (loss) before income taxes	420.0	373.9	130.5	714.1
Income tax expense (benefit)	(27.7)	(12.9)	(6.4)	(4.0)
Net income (loss)	447.7	386.8	136.9	718.1
Less: Net income (loss) attributable to noncontrolling interest	101.1	20.3	84.5	222.4
Net income (loss) available to our common shareholders	$346.6	$366.5	$52.4	$495.7

The following table presents AUM and AUA as of the dates indicated:

	September 30,
($ in millions)	2013	2012
AUM and AUA
Retirement Solutions:
Retirement	$328,259.0	$303,182.1
Annuities	26,379.2	26,251.9
Investment Management	251,549.0	231,943.6
Insurance Solutions:
Individual Life	15,847.7	15,274.9
Employee Benefits	1,768.8	1,767.2
Eliminations/Other	(178,015.8)	(170,263.3)
Total Ongoing Businesses	445,787.9	408,156.4
Closed Blocks:
Closed Block Variable Annuity	44,426.9	43,842.2
Closed Block Institutional Spread Products	3,336.8	4,494.2
Closed Block Other	553.4	574.2
Total Closed Blocks	48,317.1	48,910.6
Total AUM and AUA	$494,105.0	$457,067.0

AUM	$267,268.3	$241,553.4
AUA	226,836.7	215,513.6
Total AUM and AUA	$494,105.0	$457,067.0

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated, and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Retirement Solutions:
Retirement	$187.3	$145.4	$457.2	$340.4
Annuities	96.8	32.6	210.6	95.9
Investment Management	54.0	39.1	125.2	103.3
Insurance Solutions:
Individual Life	117.0	53.2	207.8	141.6
Employee Benefits	29.1	36.1	75.6	80.8
Total Ongoing Business	484.2	306.4	1,076.4	762.0
Corporate	(63.7)	(57.6)	(166.6)	(138.7)
Closed Blocks:
Closed Block Institutional Spread Products	8.7	10.0	41.7	41.0
Closed Block Other	5.8	11.8	12.2	44.9
Total Closed Blocks (1)	14.5	21.8	53.9	85.9
Total operating earnings before income taxes	435.0	270.6	963.7	709.2

Adjustments:
Closed Block Variable Annuity	(167.4)	0.8	(982.9)	(525.0)
Net investment gains (losses) and related charges and adjustments	64.1	207.9	106.7	400.8
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	10.5	20.6	46.0	113.9
Loss related to businesses exited through reinsurance or divestment	(13.1)	(9.9)	(47.0)	(34.1)
Income (loss) attributable to noncontrolling interests	101.1	20.3	84.5	222.4
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	(108.4)	—	(108.4)
Other adjustments to operating earnings	(10.2)	(28.0)	(40.5)	(64.7)
Income (loss) before income taxes	$420.0	$373.9	$130.5	$714.1
(1) Our Closed Block Variable Annuity ("CBVA") segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Retirement Solutions:
Retirement	$606.9	$582.1	$1,787.0	$1,701.4
Annuities	319.1	309.7	930.7	989.6
Investment Management	160.1	142.2	440.6	403.0
Insurance Solutions:
Individual Life	717.1	678.5	2,099.0	2,099.7
Employee Benefits	316.2	310.5	946.0	937.6
Total Ongoing Business	2,119.4	2,023.0	6,203.3	6,131.3
Corporate	28.8	13.2	53.8	46.7
Closed Blocks:
Closed Block Institutional Spread Products	23.1	29.9	87.7	103.2
Closed Block Other	7.6	10.6	22.1	29.6
Total Closed Blocks(1)	30.7	40.5	109.8	132.8
Total operating revenues	2,178.9	2,076.7	6,366.9	6,310.8

Adjustments:
Closed Block Variable Annuity	(66.1)	42.5	(570.4)	(138.1)
Net realized investment gains (losses) and related charges and adjustments	39.8	253.4	28.3	553.9
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	35.1	43.8	125.8	112.6
Revenues related to businesses exited through reinsurance or divestment	(2.9)	27.7	(70.8)	63.5
Revenues (loss) attributable to noncontrolling interests	152.9	63.7	254.1	347.8
Other adjustments to operating revenues	97.6	56.5	260.6	161.0
Total revenues	$2,435.3	$2,564.3	$6,394.5	$7,411.5
(1) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating revenues.

We believe the following tables will help investors better understand the components of the reconciliation between Operating earnings before income taxes and Income (loss) before income taxes related to Net Investment gains (losses) and Net guaranteed benefits hedging gains (losses) and related charges and adjustments.

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Other-than-temporary impairments	$(4.4)	$(12.8)	$(22.6)	$(25.8)
CMO-B fair value adjustments(1)	16.4	78.3	(132.1)	209.3
Gains (losses) on the sale of securities	33.7	198.3	56.3	394.8
Other, including changes in the fair value of derivatives	(10.3)	(25.6)	136.8	(14.0)
Total investment gains (losses)	35.4	238.2	38.4	564.3
Net amortization of DAC/VOBA and other intangibles on above	25.0	(31.5)	81.6	(134.4)
Net investment gains (losses), including Closed Block Variable Annuity	60.4	206.7	120.0	429.9
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(3.7)	(1.2)	13.3	29.1
Net investment gains (losses)	$64.1	$207.9	$106.7	$400.8
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes Closed Block Variable Annuity ("CBVA").

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Gain (loss), excluding nonperformance risk	$10.9	$(14.0)	$103.7	$143.6
Gain (loss) due to nonperformance risk	10.0	50.2	(12.3)	(42.4)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	20.9	36.2	91.4	101.2
Net amortization of DAC/VOBA and sales inducements	(10.4)	(15.6)	(45.4)	12.7
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$10.5	$20.6	$46.0	$113.9

Notable Items

We believe the following tables will help investors identify more easily some of the larger causes of changes in our Operating earnings before income taxes during the periods discussed. The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking). In addition, we included the historic Interest expense because Interest expense has changed meaningfully over the period given the changes in debt. There may be other items not included in the following table that caused increases (decreases) in Operating earnings before taxes for the periods presented. See the descriptions within the "Results of Operations" section for a more comprehensive discussion of the causes of changes in Operating earnings before income taxes.

During the third quarter of 2013, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions, resulting in a net favorable impact of $84.8 million to Operating earnings before income taxes in the current period, compared to an unfavorable impact of $32.0 million in the third quarter of 2012. These are included in DAC/VOBA and other intangibles unlocking.

During the third quarter of 2013, the Company received a distribution of cash and securities in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery"). In 2008, Lehman Brothers acted as a prime broker for assets held in a partnership owned by the Company. In 2008, these partnership assets were written down to the then-assumed realizable value. The amount of the current distribution in excess of the book value of these assets of $120.0 million is being recognized as Net investment income within Operating earnings before income taxes, which excludes $8.2 million in Net investment income for the CBVA segment.

During the third quarter of 2013, the Company decided to dispose of certain Low Income Housing Tax Credit partnerships ("LIHTC") as a means of exiting this asset class. Losses of $26.7 million recognized as a result of marking these assets to the sales price are being recognized as investment income.

Collectively these items, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC".

During the second quarter of 2012, the Company entered into an agreement to sell certain general account private equity limited partnership holdings ("sale of certain alternative investments"), which resulted in a loss, which was recognized as investment income. See "Investments - Sale of Certain Alternative Investments" for further description.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Interest expense (including interest rate swap settlements)	$(47.6)	$(39.8)	$(132.7)	$(88.6)
DAC/VOBA and other intangibles unlocking(1)(2)	99.8	6.4	110.7	(28.3)
Net gain from Lehman Recovery/LIHTC	78.1	—	78.1	—
Loss on sale of certain alternative investments	—	—	—	(92.0)
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions.

The following table presents the net impact to Operating earnings before income taxes of the Net gain from Lehman Recovery/LIHTC and the related amortization and unlocking of DAC/VOBA and other intangibles by segment:

	Three and Nine Months Ended September 30, 2013
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery/LIHTC
Retirement	$14.8	$(6.4)	$4.3	$12.7
Annuities	19.0	(10.5)	4.2	12.7
Investment Management	11.5	—	—	11.5
Individual Life	43.4	(23.0)	16.2	36.6
Employee Benefits	4.0	—	—	4.0
Closed Block Institutional Spread Products	(0.2)	—	—	(0.2)
Closed Block Other	0.8	—	—	0.8
Net gain included in segment Operating earnings before income taxes (2)	$93.3	$(39.9)	$24.7	$78.1
(1) DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA (See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" section).
(2) Amount does not include net gain for the CBVA segment of $8.2 million for the three and nine months ended September 30, 2013.

The following table presents the impact to Operating earnings before income taxes of the net loss on the sale of certain alternative investments in the second quarter of 2012 (see "Investment Sale of Certain Alternative Investments" for further description by segment):

Nine Months Ended September 30,
($ in millions)	2012
Retirement	$(48.1)
Annuities	(18.0)
Investment Management	2.2
Individual Life	(13.1)
Employee Benefits	(5.1)
Closed Block Institutional Spread Products	(8.0)
Closed Block Other	(1.9)
Net loss included in segment Operating earnings before income taxes(1)	$(92.0)
(1) Amount does not include net gain for the CBVA segment of $0.1 million as of September 30, 2012.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Income (Loss)

Net investment income decreased $4.6 million from $1,226.2 million to $1,221.6 million as a result of several factors. Lower investment income in our Retirement Solutions and Insurance Solutions businesses as a result of portfolio restructuring in the second and third quarters of 2012, lower average volumes in our Annuity segment, lower investment income in our Investment Management segment, as well as a decline in average assets in our Closed Block Institutional Spread Products were mostly offset by net investment income from Lehman Recovery/LIHTC in the current period. Excluding net investment income from Lehman Recovery/LIHTC, the decline in the volumes of the Annuities segment is a result of the continuing run-off of certain Multi Year Guarantee Annuities (“MYGAs”). Lower investment income in our Investment Management segment is primarily due to recognizing an accumulation of carried interest in the prior period. The decline in the assets of the Closed Block Institutional Spread Products segment is due to the continued run-off of this business.

Fee income increased $47.9 million from $872.9 million to $920.8 million primarily due to an increase in fees in our Retirement and CBVA segments associated with higher AUM as a result of equity market improvements, as well as an increase in Investment Management segment sourced fees driven by positive net cash flow and improved equity markets.

Premiums increased $40.7 million from $453.5 million to $494.2 million primarily due to higher premiums associated with the annuitization of life contingent contracts in our CBVA segment.

Net realized capital losses increased by $384.7 million from a loss of $132.4 million to a loss of $517.1 million primarily due to changes in fair value of guaranteed benefit derivatives due to nonperformance risk in our CBVA segment, and lower net realized investment gains. In addition, losses resulting from market value changes in the embedded derivative associated with business reinsured are entirely offset by the corresponding Interest credited and other benefits to contract owners/policyholders. The increased losses were partially offset by a decrease in net losses related to changes in fair value of derivatives from the CBVA segment liability hedges and on the capital hedge overlay ("CHO") program.

Changes in fair value of guaranteed benefit derivatives due to nonperformance risk in our CBVA segment resulted in a decrease of $(353.7) million from a gain of $358.9 million to a gain of $5.2 million. Net realized investment gains in the current period were $35.4 million compared to gains of $238.2 million in the prior period. The change of $(202.8) million was primarily driven by lower gains on the sale of securities and changes in fair value adjustments on our CMO-B portfolio.

Changes in fair value of derivatives from the CBVA segment liability hedges resulted in a change of $80.9 million from a loss of $698.0 million to a loss of $617.1 million, primarily due to favorable fund returns relative to overall equity market returns. A lower average notional position led to an improvement of $105.5 million on our CHO program, from a loss of $146.2 million to a loss of $40.7 million. The hedge program in the CBVA segment focuses on protecting regulatory and rating agency capital from equity market movements rather than mitigating earnings volatility.

Other revenue increased $22.4 million from $97.2 million to $119.6 million primarily due to higher income earned by our Retirement segment’s broker-dealers for sales on non-proprietary products, which is partially offset by the corresponding higher broker-dealer expenses within Operating expenses.

Interest credited and other benefits to contract owners/policyholders decreased $18.8 million from $1,106.5 million to $1,087.7 million driven by favorable reserve changes and intangibles unlocking in our Individual Life segment and a decline in the funds withheld reserve associated with business reinsured resulting from market value changes in the related assets, which is entirely offset by the corresponding Net realized capital losses. Lower interest credited in our Annuities segment and declining contract owner account balances for the Closed Block Institutional Spread Products segment also contributed to the decrease. Partially offsetting these decreases are unfavorable guaranteed benefit reserve changes in our CBVA segment, primarily due to impacts of policyholder behavior and other assumption changes in the current period compared to the prior period, and higher claims experience in our Employee Benefits segment.

Operating expenses decreased $96.1 million from $858.9 million to $762.8 million as a result of higher pension expenses in the prior period related to the immediate recognition of actuarial losses primarily due to a curtailment and changes in interest rates, lower costs in the current period related to the anticipated divestment of the Company by ING Group and lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our CBVA segment. These decreases were offset by higher variable compensation costs in the current period compared to the prior period and higher broker-dealer and other asset based expenses in our Retirement segment.

Net amortization of DAC/VOBA decreased $85.4 million from $150.0 million to $64.6 million. The decrease is primarily driven by lower amortization mostly associated with a decline in net realized investment gains in the current period compared to the prior period, as well as favorable unlocking in the current period compared to the prior period as a result of prospective assumption changes in our Retirement and Annuities segments.

Income before income taxes increased $46.1 million from $373.9 million to $420.0 million driven primarily by lower net losses related to the CHO program and the incurred guaranteed benefits and guarantee hedge program in our CBVA segment, the Net gain from Lehman Recovery/LIHTC, favorable changes in DAC/VOBA and other intangible unlocking, Income attributable to noncontrolling interests and lower Operating expenses due primarily to the remeasurement of actuarial losses on pensions in the prior period. These increases are partially offset by changes in the fair value of guaranteed benefit derivatives due to nonperformance risk, higher losses as a result of annual assumption changes in our CBVA segment, lower investment income, excluding the Net gain from Lehman Recovery/LIHTC, and lower Net investment gains.

Income tax benefit increased $14.8 million from $12.9 million to $27.7 million. The low effective tax rate is because the tax expense (benefit) on Income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. Tax capital gains (losses) are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense (benefit).

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $164.4 million from $270.6 million to $435.0 million primarily due to the Net gain from Lehman Recovery/LIHTC and favorable changes in DAC/VOBA and other intangibles unlocking. Excluding the impacts related to the Net gain from Lehman Recovery/LIHTC, favorable DAC/VOBA and other intangibles unlocking in the current period was $99.8 million compared to $6.4 million in the prior period, primarily as a result of favorable prospective assumption changes of $84.8 million in the current period. In addition, improved operating results in our Retirement, Investment Management, and Individual Life segments were offset by lower investment income portfolio yields across multiple segments, as well as higher claims experience in our Employee Benefits segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments decreased $143.8 million from $207.9 million to $64.1 million primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, partially offset by lower losses on derivative mark to market adjustments and lower impairments, net of amortization of DAC/VOBA and other intangibles.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $10.1 million from $20.6 million to $10.5 million. Unfavorable changes in the fair value of guaranteed benefit derivatives related to nonperformance risk were partially offset by favorable changes in the fair value of guaranteed benefit derivatives, excluding nonperformance risk, net of amortization of DAC/VOBA, and other intangibles. Current period gains on guaranteed benefit derivatives, excluding nonperformance risk compared to losses in the prior period were a result of market changes and due to a reduction in expected future guaranteed interest rates on Stabilizer contracts.

Loss related to businesses exited through reinsurance or divestment increased $3.2 million from $9.9 million to $13.1 million primarily due to higher costs associated with the business reinsured to Hannover Re.
Immediate recognition of actuarial losses related to pension and other post-employment benefit obligations and any impact of plan amendments decreased $108.4 million due to higher pension expenses in the prior period related to the immediate recognition of actuarial losses primarily due to a curtailment in the third quarter of 2012 and changes in interest rates.
Other adjustments to operating earnings changed $17.8 million from $(28.0) million to $(10.2) million due to lower costs in the current period related to the anticipated divestment of the Company by ING Group.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income (Loss)

Net investment income decreased $110.0 million from $3,642.5 million to $3,532.5 million primarily due to lower investment income in our Retirement Solutions and Insurance Solutions businesses as a result of portfolio restructuring in the second and third quarters of 2012, lower average volumes in the Annuity segment, as well as a decline in average assets in our Closed Block Institutional Spread Products. Partially offsetting the overall decline is net investment income from Lehman Recovery/LIHTC in the current period and a loss on sale of certain alternative investments in the prior period.

The decline in the volumes of the Annuities segment is a result of the continuing run-off of MYGAs. The decline in the assets of the Closed Block Institutional Spread Products segment is due to the continued run-off of this business.

Fee income increased $97.6 million from $2,624.8 million to $2,722.4 million primarily due to an increase in fees in our Retirement and CBVA segments, associated with higher AUM as a result of equity market improvements, as well as an increase in Investment Management segment sourced fees driven by positive net cash flow and improved equity markets.

Premiums increased $51.0 million from $1,389.9 million to $1,440.9 million primarily due to higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, and higher premiums resulting from growth in in-force of our Insurance Solutions business, partially offset by lower sales of immediate annuities with life contingencies in our Annuities segment.

Net realized capital losses increased $1,061.2 million from a loss of $896.6 million to a loss of $1,957.8 million primarily due to changes in fair value of derivatives from the CBVA segment liability hedges, lower net realized investment gains, and changes in fair value of guaranteed benefit derivatives due to nonperformance risk in our CBVA segment. In addition, losses resulting from market value changes in the derivative associated with business reinsured are entirely offset by the corresponding Interest credited and other benefits to contract owners/policyholders. The increased losses, discussed in further detail below, were partially offset by changes in fair value of guaranteed benefit derivatives and improved results on the CHO program.

Changes in fair value of derivatives from the CBVA segment liability hedges resulted in an increase in losses of $1,198.3 million, from a loss of $1,183.4 million to a loss of $2,381.7 million, primarily as a result of rising interest rates. The hedge program in the CBVA segment focuses on protecting regulatory and rating agency capital from equity market movements rather than mitigating earnings volatility. Lower net realized investment gains of $525.9 million, as a result of net realized gains of $38.4 million in the current period compared to gains of $564.3 million in the prior period, were primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, partially offset by derivative mark to market adjustments. Changes in the fair value of guaranteed benefit derivatives due to nonperformance risk in our CBVA segment resulted in an increase in Net realized capital losses of $180.6 million, from a loss of $42.2 million to a loss of $222.8 million.

Higher losses in the current period are partially offset by gains from changes in fair value of guaranteed benefit derivatives and lower losses on our CHO program in our CBVA segment. Gains on guaranteed benefit derivatives, excluding nonperformance risk in our CBVA Segment increased $735.6 million, from $452.4 million to $1,188.0 million, driven by higher equity market growth, rising interest rates and favorable changes in volatility in the current period compared to the prior period. Results on our CHO program improved by $124.7 million, from a loss of $369.5 million to a loss of $244.8 million, as a result of lower average notional amounts for hedging the associated underlying risk.

Other revenue increased $34.6 million from $286.7 million to $321.3 million primarily due to higher income earned by our Retirement segment’s broker-dealers for sales on non-proprietary products, which is partially offset by the corresponding higher broker-dealer expenses within Operating expenses. Changes in contractual amounts paid to/from retirement plan customers upon surrender and an increase in production and performance related fees earned by our Investment Management segment also contributed to the increase.

Interest credited and other benefits to contract owners/policyholders decreased $257.3 million from $3,636.3 million to $3,379.0 million primarily due to a decline in the funds withheld reserve associated with business reinsured resulting from market value changes in the related assets, which is entirely offset by the corresponding Net realized capital gains (losses). In addition, decreases in interest credited in our Annuities segment due to declining reserves for MYGAs and lower crediting rates, favorable reserve changes and intangible unlocking in our Individual Life segment, and declining contract owner account balances for the Closed Block Institutional Spread Products segment contributed to the decrease.

Operating expenses decreased $38.8 million from $2,330.9 million to $2,292.1 million as a result of several factors. Higher pension expenses in the prior period related to the immediate recognition of actuarial losses primarily due to changes in interest rates, lower LOC costs in the current period, lower sales related expenses in our Individual Life segment in the current period, and lower costs in the current period related to the anticipated divestment of the Company by ING Group all contributed to a decrease in Operating expenses. These decreases were offset by higher expenses in our Closed Block Other segment as a result of a reimbursement of expenses by ING Group during the second quarter of 2012, higher broker-dealer and other asset based expenses in our Retirement segment, an increase in variable expenses in our Investment Management segment, and higher variable compensation costs and contingency accruals in the current period compared to the prior period.

Net amortization of DAC/VOBA decreased $220.3 million from $539.9 million to $319.6 million. The decrease is primarily driven by lower amortization associated with a decline in net realized investment gains in the current period compared to the prior period, as well as favorable unlocking in the current period compared to the prior period as a result of prospective assumption changes in our Retirement and Annuities segments.

Interest expense increased $27.6 million from $109.0 million to $136.6 million partially due to additional interest and debt issuance costs associated with the debt entered into during the second quarter of 2012 and as a result of a change in debt structure, in which we repaid the borrowings under the debt entered into during the second quarter of 2012 and issued long-term debt. See a description of the change in debt structure under "Debt Securities".

Income before income taxes decreased $583.6 million from $714.1 million to $130.5 million driven primarily by losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment and changes in the fair value of guaranteed benefit derivatives due to nonperformance risk, a decline in net investment gains, lower income attributable to noncontrolling interests and lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the second and third quarters of 2012. These decreases are partially offset by the Net gain from Lehman Recovery/LIHTC in the current period and the loss on the sale of certain alternative investments in the second quarter of 2012, in addition to lower Amortization of DAC/VOBA, higher Fee income and lower Operating expenses, due primarily to the remeasurement of actuarial losses on pensions in the prior period.

Income tax benefit increased $2.4 million from $4.0 million to $6.4 million. The low effective tax rate is because the tax expense (benefit) on Income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. Tax capital gains (losses) are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense (benefit).

Operating Earnings (Loss) before Income Taxes

Operating earnings before income taxes increased $254.5 million from $709.2 million to $963.7 million primarily due to the Net gain from Lehman Recovery/LIHTC in the current period and the loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the Net gain from Lehman Recovery/LIHTC and the sale in the prior period, higher operating earnings were driven by favorable changes in DAC/VOBA and other intangibles unlocking, which improved to $110.7 million in the current period compared to $(28.3) million in the prior period, largely as a result of favorable prospective assumption changes of $84.8 million in the current period. In addition, higher Fee income in our Retirement and Investment Management segments and improved margins in our Annuities segment related to MYGA run-off contributed to the increase. Offsetting these increases was higher Interest expense in our Corporate segment, as well as lower investment income in our Retirement Solutions and Insurance Solutions businesses as a result of portfolio restructuring in the second and third quarters of 2012.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA is discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments decreased $294.1 million from $400.8 million to $106.7 million primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, as well as derivative mark to market adjustments, net of amortization of DAC/VOBA and other intangibles.

Net guaranteed benefit hedging gains and related charges and adjustments decreased by $67.9 million from $113.9 million to $46.0 million. The decrease was driven primarily by lower gains on guaranteed benefit derivatives, excluding nonperformance risk, in addition to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, net of amortization of DAC/VOBA, and other intangibles. Lower gains on guaranteed benefit derivatives, excluding nonperformance risk were partially due to a reduction in expected future guaranteed interest rates on certain Stabilizer contracts, offset by gains on fixed indexed annuity hedges due to market changes.

Loss related to businesses exited through reinsurance or divestment increased $12.9 million from a loss of $34.1 million to a loss of $47.0 million primarily due to higher costs associated with the business transferred from us to Hannover Re.

Immediate recognition of actuarial losses related to pension and other post-employment benefit obligations and any impact of plan amendments decreased $108.4 million due to higher pension expenses in the prior period related to the immediate recognition of actuarial losses primarily due to a curtailment in the third quarter of 2012 and a decline in interest rates.

Other adjustments to operating earnings changed $24.2 million from $(64.7) million to $(40.5) million primarily due to lower costs in the current period related to the anticipated divestment of the Company by ING Group.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our ongoing businesses. The following table presents Operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating earnings before income taxes	$484.2	$306.4	$1,076.4	$762.0

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$99.8	$6.4	$110.7	$(28.3)
Loss on sale of alternative assets	—	—	—	(82.1)
Net gain from Lehman Recovery/LIHTC	77.5	—	77.5	—
(1)Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions. See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" for further description.

Ongoing Business - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating earnings before income taxes increased $177.8 million from $306.4 million to $484.2 million primarily due to the Net gain from Lehman Recovery/LIHTC and favorable changes in DAC/VOBA and other intangibles unlocking. Excluding the impacts related to the Net gain from Lehman Recovery/LIHTC, favorable DAC/VOBA and other intangibles unlocking in the current period was $99.8 million compared to $6.4 million in the prior period, primarily as a result of favorable prospective assumption changes of $84.8 million in the current period. In addition, improved operating results in our Retirement, Investment Management, and Individual Life segments were offset by lower investment income portfolio yields across multiple segments, as well as higher claims experience in our Employee Benefits segment.

Ongoing Business - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating earnings before income taxes increased $314.4 million from $762.0 million to $1,076.4 million primarily due to the Net gain from Lehman Recovery/LIHTC in the current period and the loss on the sale of certain alternative investments in the second quarter of 2012. Excluding the effects of the Net gain from Lehman Recovery/LIHTC and the sale in the prior period, higher operating earnings were driven by favorable changes in DAC/VOBA and other intangibles unlocking, which improved to $110.7 million in the current period compared to $(28.3) million in the prior period, largely as a result of favorable prospective assumption changes of $84.8 million in the current period. In addition, higher Fee income in our Retirement and Investment Management segments and improved margins in our Annuities segment related to MYGA run-off contributed to the increase. Offsetting these increases was lower investment income in our Retirement Solutions and Insurance Solutions businesses as a result of portfolio restructuring in the second and third quarters of 2012.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$394.5	$384.5	$1,172.2	$1,119.8
Fee income	191.0	181.6	563.8	532.3
Premiums	0.7	0.5	5.0	4.0
Other revenue	20.7	15.5	46.0	45.3
Total operating revenues	606.9	582.1	1,787.0	1,701.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	213.5	210.5	630.2	629.3
Operating expenses	205.8	198.8	619.8	620.3
Net amortization of DAC/VOBA	0.3	27.1	79.8	110.3
Interest expense	—	0.3	—	1.1
Total operating benefits and expenses	419.6	436.7	1,329.8	1,361.0
Operating earnings before income taxes	$187.3	$145.4	$457.2	$340.4

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$40.0	$15.9	$41.6	$14.7
Net gain from Lehman Recovery/LIHTC	12.7	—	12.7	—
Loss on sale of certain alternative investments	—	—	—	(48.1)
(1)Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions. See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	September 30,
($ in millions)	2013	2012
Corporate markets	$37,677.7	$32,609.4
Tax-exempt markets	51,183.9	46,226.6
Total full service plans	88,861.6	78,836.0
Stable value(1)	8,705.0	6,473.1
Individual market	2,850.5	2,359.4
Total AUM	100,417.1	87,668.5
AUA	227,841.9	215,513.6
Total AUM and AUA	$328,259.0	$303,182.1
(1) Consists of assets where we are the investment manager.

	September 30,
($ in millions)	2013	2012
General Account	$28,088.3	$26,634.6
Separate Account	54,932.9	47,905.2
Mutual Fund/Institutional Funds	17,395.9	13,128.7
AUA	227,841.9	215,513.6
Total AUM and AUA	$328,259.0	$303,182.1

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Balance as of beginning of period	$96,477.1	$84,214.4	$90,471.2	$79,477.7
Deposits	2,918.6	2,881.4	9,677.5	8,976.1
Surrenders, benefits and product charges	(2,684.3)	(2,373.4)	(7,582.2)	(7,291.7)
Net flows	234.3	508.0	2,095.3	1,684.4
Interest credited and investment performance	3,705.7	2,946.1	7,850.6	6,506.4
Balance as of end of period	$100,417.1	$87,668.5	$100,417.1	$87,668.5

Retirement - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $10.0 million from $384.5 million to $394.5 million primarily due to $14.8 million of net investment income from Lehman Recovery/LIHTC and growth of general account assets in the current period, offset by lower investment yields. General account assets increased from $26.6 billion to $28.1 billion in the current period compared to the prior period due to participants transferring funds from variable investment options into fixed investment options. The increases were partially offset by lower investment yields on the CMO-B portfolio as a result of portfolio restructuring in the second and third quarters of 2012, coupled with lower reinvestment rates.

Fee income increased $9.4 million from $181.6 million to $191.0 million primarily due to increases in full service retirement plan fees and recordkeeping advisory fees. The increase in fees related to the full service retirement plans was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by decreases in other recordkeeping fees primarily due to terminated contracts.

Other revenue increased $5.2 million from $15.5 million to $20.7 million primarily due to changes in contractual amounts paid to/from plan sponsors upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $3.0 million from $210.5 million to $213.5 million primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets as described above. This increase was partially offset by lower amortization of sales inducements and a decrease in the average credited rates due to actions taken in 2012 and January 2013 to reflect the continuing low interest rate environment.

Operating expenses increased $7.0 million from $198.8 million to $205.8 million due to an increase in general expenses and higher commission expense due to an increase in AUM, partially offset by lower expenses for the recordkeeping business.

Net amortization of DAC/VOBA decreased $26.8 million from $27.1 million to $0.3 million primarily due to changes in unlocking of DAC/VOBA. The favorable DAC unlocking in the current period was $28.4 million higher than the prior period favorable unlocking largely due to the impact of the prospective assumption changes.

Operating earnings before income taxes increased $41.9 million from $145.4 million to $187.3 million primarily driven by changes in DAC/VOBA unlocking, a Net gain from Lehman Recovery/LIHTC and an increase in Fee income related to full service retirement plans. These increases were partially offset by an increase in Operating expenses.

Retirement - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $52.4 million from $1,119.8 million to $1,172.2 million primarily due to $14.8 million of net investment income from Lehman Recovery/LIHTC in the current period compared to a $48.1 million loss on the sale of certain alternative investments in the prior period. In addition, there was a favorable variance due to higher investment income due to increases in general account assets. General account assets increased from $26.6 billion to $28.1 billion as a result of participants transferring funds from variable investment options into fixed investment options. The increases were partially offset by lower Net investment income and net realized gains (losses) primarily due to lower investment yields on the CMO-B portfolio and lower alternative investment income as a result of portfolio restructuring in the second and third quarters of 2012, coupled with lower reinvestment rates.

Fee income increased $31.5 million from $532.3 million to $563.8 million primarily due to increases in full service plan fees, recordkeeping advisory fees and change order fees for the recordkeeping business. The increase in fees related to full service retirement plans was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to terminated contracts.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $0.9 million from $629.3 million to $630.2 million primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets as described above. This increase was mostly offset by lower amortization of sales inducements and a decrease in the average credited rates due to actions taken in 2012 and January 2013 to reflect the continuing low interest rate environment.

Net amortization of DAC/VOBA decreased $30.5 million from $110.3 million to $79.8 million primarily due to changes in unlocking of DAC/VOBA. The favorable DAC unlocking in the current period was $31.2 million higher than the prior period favorable unlocking largely due to the impact of the prospective assumption changes.

Operating earnings before income taxes increased $116.8 million from $340.4 million to $457.2 million primarily due to an increase in Net investment income as a result of the loss related to the sale of certain alternative investments in the second quarter of 2012 along with a Net gain from Lehman Recovery/LIHTC. In addition, there were favorable changes in DAC/VOBA unlocking and an increase in Fee income related to full service retirement plans partially offset by a decline in Net investment income as a result of portfolio restructuring in 2012.

Retirement Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$295.9	$291.7	$866.5	$924.9
Fee income	11.8	9.5	32.9	25.1
Premiums	7.5	6.1	22.0	29.6
Other revenue	3.9	2.4	9.3	10.0
Total operating revenues	319.1	309.7	930.7	989.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	182.2	200.3	550.5	661.8
Operating expenses	31.7	32.1	94.9	94.4
Net amortization of DAC/VOBA	8.4	44.6	74.7	137.1
Interest expense	—	0.1	—	0.4
Total operating benefits and expenses	222.3	277.1	720.1	893.7
Operating earnings before income taxes	$96.8	$32.6	$210.6	$95.9

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$39.6	$(12.9)	$56.5	$(41.8)
Net gain from Lehman Recovery/LIHTC	12.7	—	12.7	—
Loss on sale of certain alternative investments	—	—	—	(18.0)
(1)Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions. See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" for further description.

The following table presents AUM for our Annuities segment as of the dates indicated:

	September 30,
($ in millions)	2013	2012
AUM:
General account	$22,508.2	$23,185.7
Separate account	793.2	774.5
Mutual funds	3,077.8	2,291.7
Total AUM	$26,379.2	$26,251.9

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Balance as of beginning of period	$26,233.5	$26,496.7	$26,101.1	$27,690.2
Deposits	671.7	568.0	1,851.1	1,798.0
Surrenders, benefits and product charges	(932.7)	(1,175.3)	(2,576.1)	(4,134.1)
Net flows	(261.0)	(607.3)	(725.0)	(2,336.1)
Interest credited and investment performance	406.7	362.5	1,003.1	897.8
Balance as of end of period	$26,379.2	$26,251.9	$26,379.2	$26,251.9

Annuities - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $4.2 million from $291.7 million to $295.9 million primarily due to $19.0 million of net investment income from Lehman Recovery/LIHTC partially offset by lower Net investment income due to lower general account assets and lower investment income on the CMO-B portfolio. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms largely due to lower renewal crediting rates, which reflect the lower interest rate environment compared to crediting rates during their initial term. Investment income on the CMO-B portfolio was lower due to market conditions and portfolio restructuring in the second and third quarters of 2012.

Fee income increased $2.3 million from $9.5 million to $11.8 million due to growth in assets of mutual fund custodial products, which are sold by the annuity distribution force as an alternative retirement product. Average assets of the mutual fund custodial product increased 32% from $2.2 billion for the period ended September 30, 2012 to $2.9 billion for the period ended September 30, 2013, due to positive net flows and market performance.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $18.1 million from $200.3 million to $182.2 million primarily due to a decrease in average account values due to the continuing run-off of MYGAs as well as lower options costs of FIAs.

Net amortization of DAC/VOBA decreased $36.2 million from $44.6 million to $8.4 million primarily due to favorable unlocking due to prospective assumption changes in the current period compared to unfavorable unlocking in the prior period. The favorable unlocking in the current period was primarily as a result of updated margin projections for fixed rate annuities. The unfavorable unlocking in the prior period was primarily due to a decrease in projected margins on MYGA policies. The decrease was partially offset by an increase in amortization due to higher gross profits in the current period and an increase in the amortization rate.

Operating earnings before income taxes

Operating earnings before taxes increased $64.2 million from $32.6 million to $96.8 million primarily driven by changes in DAC/VOBA and other intangibles unlocking, a Net gain from Lehman Recovery/LIHTC and improved investment margins, and higher fees from increased mutual fund custodial balances.

Annuities - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains decreased $58.4 million from $924.9 million to $866.5 million primarily due to lower general account assets and lower investment income on the CMO-B portfolio. General account assets decreased as a result of MYGAs lapsing at the end of their initial terms, largely due to lower renewal crediting rates, which reflect the lower interest rate environment compared to the crediting rates during their initial term. In addition, investment income on the CMO-B and alternative investment portfolios was lower due to market conditions and portfolio restructuring in the second and third quarters of 2012. These decreases were partially offset by $19.0 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 and higher income on alternative investments, as the second quarter of 2012 included a loss on the sale of certain alternative assets.

Fee income increased $7.8 million from $25.1 million to $32.9 million due to growth in assets of mutual fund custodial products, which are sold by the annuity distribution force as an alternative retirement product. Average assets of the mutual fund custodial product increased 33% from $2.1 billion for the period ended September 30, 2012 to $2.8 billion for the period ended September 30, 2013, due to positive net flows and market performance.

Premiums decreased $7.6 million from $29.6 million to $22.0 million due to lower sales of immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $111.3 million from $661.8 million to $550.5 million primarily due to a decrease in average account values due to the continuing run-off of MYGAs as well as lower crediting rates on MYGA renewals. Lower option costs of FIAs and favorable mortality on annuities with life contingencies also contributed to the decrease.

Net amortization of DAC/VOBA decreased $62.4 million from $137.1 million to $74.7 million primarily due to favorable changes in unlocking of DAC/VOBA due to prospective assumption changes compared to unfavorable unlocking in the prior period. Favorable unlocking in the current period was primarily as a result of updated margin projections for fixed rate annuities. In the prior period unlocking was primarily due to a decrease in the projected margins on MYGA policies. Partially offsetting the decrease was higher amortization due to higher gross profits in the current period and an increase in the amortization rate.

Operating earnings before income taxes

Operating earnings before taxes increased $114.7 million from $95.9 million to $210.6 million primarily driven by changes in DAC/VOBA and other intangibles unlocking, a Net gain from Lehman Recovery/LIHTC and the loss on the sale of certain alternative investments in the second quarter of 2012. Partially offsetting these increases was a decline in investment income on alternative investments as a result of portfolio restructuring in 2012.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$16.4	$17.3	$25.3	$36.0
Fee income	135.4	120.1	389.4	352.1
Other revenue	8.3	4.8	25.9	14.9
Total operating revenues	160.1	142.2	440.6	403.0
Operating benefits and expenses:
Operating expenses	106.1	103.1	315.4	299.7
Total operating benefits and expenses	106.1	103.1	315.4	299.7
Operating earnings before income taxes	$54.0	$39.1	$125.2	$103.3

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Investment Management intersegment revenues	$38.6	$38.8	$117.8	$117.3

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net gain from Lehman Recovery	$11.5	$—	$11.5	$—
Gain on sale of certain alternative investments	—	—	—	2.2

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	September 30,
($ in millions)	2013	2012
AUM:
Institutional/retail
Investment Management sourced	$63,275.4	$50,761.4
Affiliate sourced(1)	52,169.6	46,376.8
General account	80,260.3	80,082.1
Total AUM	195,705.3	177,220.3
AUA:
Affiliate sourced(2)	55,843.7	54,723.3
Total AUM and AUA	$251,549.0	$231,943.6
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net Flows:
Investment Management sourced	$714.9	$329.2	$6,490.8	$177.6
Affiliate sourced	1,118.6	2,191.7	1,619.8	5,185.4
Total	$1,833.5	$2,520.9	$8,110.6	$5,363.0

Investment Management - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains decreased $0.9 million from $17.3 million to $16.4 million primarily due to recognizing an accumulation of $13.3 million of carried interest in the prior period, partially offset by $11.5 million of net investment income from Lehman Recovery.

Fee income increased $15.3 million from $120.1 million to $135.4 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominantly driven by positive net flows including sub-advisor replacements and improved equity markets.

Other revenue increased $3.5 million from $4.8 million to $8.3 million primarily due to an increase in performance, production and other fees.

Operating benefits and expenses

Operating expenses increased $3.0 million from $103.1 million to $106.1 million primarily as a result of higher variable expenses associated with higher AUM.

Operating earnings before income taxes

The overall increase in operating earnings of $14.9 million from $39.1 million to $54.0 million was primarily driven by higher Fee income due to an increase in AUM, partially offset by lower Net investment income and higher variable expenses associated with higher AUM.

Investment Management - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains decreased $10.7 million from $36.0 million to $25.3 million primarily due to lower alternative investment income partially as a result of valuation adjustments and a gain on the sale of certain alternative investments in the prior year. In addition, we recognized an accumulation of $13.3 million of carried interest in the prior period, partially offset by $11.5 million of net investment income from Lehman Recovery.

Fee income increased $37.3 million from $352.1 million to $389.4 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominantly driven by positive net flows including sub-advisor replacements and improved equity markets.

Other revenue increased $11.0 million from $14.9 million to $25.9 million primarily due to an increase in performance, production and other fees.

Operating benefits and expenses

Operating expenses increased $15.7 million from $299.7 million to $315.4 million primarily as a result of higher variable expenses associated with higher AUM.

Operating earnings before income taxes

The overall increase in operating earnings of $21.9 million from $103.3 million to $125.2 million was primarily driven by higher Fee income due to an increase in affiliate sourced AUM and Investment Management sourced AUM and an increase in Other revenue. The increases were partially offset by lower Net investment income and higher variable expenses associated with higher AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$258.7	$229.7	$691.0	$700.7
Fee income	278.4	262.4	835.2	833.7
Premiums	174.7	180.0	552.6	546.1
Other revenue	5.3	6.4	20.2	19.2
Total operating revenues	717.1	678.5	2,099.0	2,099.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	468.7	509.5	1,482.7	1,545.3
Operating expenses	83.9	97.1	269.4	289.5
Net amortization of DAC/VOBA	47.5	16.6	138.0	114.6
Interest expense	—	2.1	1.1	8.7
Total operating benefits and expenses	600.1	625.3	1,891.2	1,958.1
Operating earnings before income taxes	$117.0	$53.2	$207.8	$141.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$20.2	$3.4	$12.6	$(1.2)
Net gain from Lehman Recovery/LIHTC	36.6	—	36.6	—
Loss on sale of certain alternative investments	—	—	—	(13.1)
(1)Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions. See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" for further description.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Sales by Product Line:
Universal life:
Guaranteed	$0.1	$18.2	$0.6	$65.0
Accumulation	2.8	6.9	10.7	19.9
Indexed	5.8	8.1	19.2	21.7
Total universal life	8.7	33.2	30.5	106.6
Variable life	2.8	2.3	7.9	4.7
Whole life	0.1	—	0.1	—
Term	11.2	28.2	40.3	97.1
Total sales by product line	$22.8	$63.7	$78.8	$208.4

Total gross premiums	$488.7	$570.7	$1,494.1	$1,785.0
End of period:
In-force face amount	$606,756.1	$604,858.3	$606,756.1	$604,858.3
In-force policy count	1,339,908	1,351,879	1,339,908	1,351,879
New business policy count (paid)	11,904	29,072	43,331	99,465

Individual Life - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $29.0 million from $229.7 million to $258.7 million primarily due to $43.4 million of net investment income from Lehman Recovery/LIHTC and higher income on alternative investments, partially offset by lower investment income on the CMO-B investment portfolio as a result of portfolio restructuring in the second and third quarters of 2012, and lower yields on commercial mortgages.

Fee income increased $16.0 million from $262.4 million to $278.4 million primarily due to favorable intangible unlocking resulting from prospective assumption changes. Excluding the impact from the unlocking of intangibles, Fee income decreased due to lower net contractual charges resulting from a reduction of secondary guarantee product sales, partially offset by higher cost of insurance fees on the aging in-force block.

Premiums decreased $5.3 million from $180.0 million to $174.7 million due to lower first year premiums as a result of lower term sales partially offset by continued growth in term life renewal premiums.

Other revenue decreased $1.1 million from $6.4 million to $5.3 million due primarily to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $40.8 million from $509.5 million to $468.7 million primarily due to favorable intangible unlocking resulting from prospective assumption changes. Excluding the impact from the unlocking of intangibles, Interest credited and other benefits to contract owners/policyholders decreased slightly due to lower benefit costs resulting from lower guarantee sales and favorable changes in reserves from lower term product sales.

Operating expenses decreased $13.2 million from $97.1 million to $83.9 million primarily due to lower sales related expenses partially offset by increased credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA increased $30.9 million from $16.6 million to $47.5 million primarily due to changes in unlocking of DAC/VOBA, excluding other intangibles unlocking, and increased DAC amortization in the current period. The favorable DAC unlocking in the current period was $20.8 million lower than the prior period favorable unlocking largely due to the impact of the prospective assumption changes. This unlocking impact was more than offset by items explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. In addition, the higher amortization in the current period was driven by the increased amortization related to the Lehman Recovery, partially offset by lower amortization related to lower gross profits on universal life products.
Operating earnings before income taxes

Operating earnings before income taxes increased $63.8 million from $53.2 million to $117.0 million primarily driven by favorable impacts related to the Net gain from Lehman Recovery/LIHTC and lower interest credited and other benefits to contract owners/policyholders, driven by the impact of prospective assumption changes. Excluding these impacts, Operating earnings before taxes increased driven by lower benefit costs, favorable reserve changes and lower Operating expenses driven by lower sales. Partially offsetting these favorable variances was lower investment income due to lower CMO-B income and lower investment yields.
Individual Life - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains decreased $9.7 million from $700.7 million to $691.0 million primarily due to lower investment income on the CMO-B investment portfolio, as a result of portfolio restructuring and lower yields on commercial mortgages. Partially offsetting this decrease was $43.4 million of net investment income from Lehman Recovery/LIHTC in the current period compared to a $13.1 million loss on the sale of certain alternative investments in the prior period.

Fee income increased $1.5 million from $833.7 million to $835.2 million primarily due to favorable intangible unlocking resulting from prospective assumption changes. Excluding the impact from the unlocking of intangibles, Fee income decreased due to lower net contractual charges resulting from a reduction of secondary guarantee product sales. This was partially offset by an increase in cost of insurance fees on the aging in-force block.

Premiums increased $6.5 million from $546.1 million to $552.6 million due to continued growth in renewal premiums for term business partially offset by lower first year premiums as a result of lower term sales.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $62.6 million from $1,545.3 million to $1,482.7 million primarily due to lower benefit costs resulting from lower guarantee and term product sales, improved universal life mortality and favorable first quarter 2013 IBNR development. In addition, favorable intangible unlocking, resulting from prospective assumption changes, contributed to the decrease in Interest credited and other benefits to contract owners/policyholders in the current period. These decreases were partially offset by higher claims on the term block.

Operating expenses decreased $20.1 million from $289.5 million to $269.4 million primarily due to lower sales related expenses partially offset by increased credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA increased $23.4 million from $114.6 million to $138.0 million primarily due to changes in unlocking of DAC/VOBA, excluding other intangibles unlocking, and increased DAC amortization in the current period. The favorable DAC unlocking in the current period was $13.6 million lower than the prior period favorable unlocking largely due to the impact of the prospective assumption changes. This unlocking impact was more than offset by items explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. In addition, the higher amortization in the current period was driven by the increased amortization related to the Lehman Recovery, partially offset by lower amortization related to lower gross profits on universal life products and lower term sales.

Interest expense decreased $7.6 million from $8.7 million to $1.1 million primarily due to the novation and recapture of certain surplus notes in 2012.

Operating earnings before income taxes

Operating earnings before income taxes increased $66.2 million from $141.6 million to $207.8 million driven by the Net gain from Lehman Recovery/LIHTC in the current period, loss on sale of certain alternative investments in the prior period and lower Interest credited and other benefits to contract owners/policyholders, due in part by the impact of prospective assumption changes. Excluding these impacts, Operating earnings before taxes increased slightly due to lower benefit costs resulting from lower guarantee and term product sales, favorable IBNR development and lower Operating expenses. Partially offsetting these favorable variances was lower investment income due to lower CMO-B income and lower investment yields, lower net contractual charges resulting from a reduction of secondary guarantee product sales and higher gross claims on the term block.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$32.1	$30.0	$88.4	$87.3
Fee income	15.5	15.7	47.1	46.6
Premiums	269.6	265.8	813.5	806.5
Other revenue	(1.0)	(1.0)	(3.0)	(2.8)
Total operating revenues	316.2	310.5	946.0	937.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	223.7	214.0	679.5	671.2
Operating expenses	58.5	56.7	179.0	175.5
Net amortization of DAC/VOBA	4.9	3.7	11.9	10.1
Total operating benefits and expenses	287.1	274.4	870.4	856.8
Operating earnings before income taxes	$29.1	$36.1	$75.6	$80.8

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net gain from Lehman Recovery/LIHTC	$4.0	$—	$4.0	$—
Loss on sale of certain alternative investments	—	—	—	(5.1)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Sales by Product Line:
Group life	$7.3	$13.0	$52.9	$45.9
Group stop loss	38.1	12.5	139.4	143.8
Other group products	2.8	4.6	17.0	16.6
Total group products	48.2	30.1	209.3	206.3
Voluntary products	4.0	3.8	18.1	16.2
Total sales by product line	$52.2	$33.9	$227.4	$222.5

Total gross premiums and deposits	$316.2	$311.2	$947.0	$937.8
Total annualized in-force premiums	1,292.4	1,301.1	1,292.4	1,301.1

Loss Ratios:
Group life (interest adjusted)	82.1%	77.1%	81.0%	76.5%
Group stop loss	72.8%	70.3%	74.2%	74.1%

Employee Benefits - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $2.1 million from $30.0 million to $32.1 million primarily due to $4.0 million of net investment income from Lehman Recovery/LIHTC, partially offset by lower investment income on the CMO-B investment portfolio, as a result of portfolio restructuring in the second and third quarters of 2012.

Premiums increased $3.8 million from $265.8 million to $269.6 million primarily due to higher group life premiums driven by favorable persistency, partially offset by lower group stop loss premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $9.7 million from $214.0 million to $223.7 million primarily due to higher group life claims and higher loss ratios in group stop loss, driven by less favorable reinsurance offsets. The loss ratio for group stop loss was higher than third quarter 2012, but still in line with expectations. Partially offsetting these items were improved results in the retained disability block.

Operating earnings before income taxes

Operating earnings before income taxes decreased $7.0 million from $36.1 million to $29.1 million primarily due to higher loss ratios. Partially offsetting these items was higher investment income, resulting from the Net gain from Lehman Recovery/LIHTC .

Employee Benefits - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating revenues

Net investment income and net realized gains increased $1.1 million from $87.3 million to $88.4 million primarily due to $4.0 million of net investment income from Lehman Recovery/LIHTC in the current period and a loss on the sale of certain alternative investments in the prior period. Excluding the impact of these asset sales, Net investment income and net realized gains (losses) decreased due to lower investment income on the CMO-B investment portfolio, as a result of portfolio restructuring in the second and third quarters of 2012.

Premiums increased $7.0 million from $806.5 million to $813.5 million primarily due to higher group life premiums, resulting from higher sales along with favorable persistency. This was partially offset by lower group stop loss premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $8.3 million from $671.2 million to $679.5 million primarily due to higher group life claims, partially offset by lower stop loss volumes and improved retained disability results.

Operating expenses increased $3.5 million from $175.5 million to $179.0 million primarily due to higher commission expenses due to the mix of product sales.

Operating earnings before income taxes

Operating earnings before income taxes decreased $5.2 million from $80.8 million to $75.6 million primarily due to higher group life claims and higher commission expenses. Partially offsetting these items was higher investment income, resulting from the Net gain from Lehman Recovery/LIHTC in the current period and a loss on the sale of certain alternative investments in the prior period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Interest expense (including interest rate swap settlements)	$(47.6)	$(39.8)	$(132.7)	$(88.6)
Closed Block Variable Annuity contingent capital LOC	—	(13.1)	(18.4)	(43.6)
Amortization of intangibles	(8.7)	(8.8)	(26.3)	(26.2)
Other	(7.4)	4.1	10.8	19.7
Operating earnings before income taxes	$(63.7)	$(57.6)	$(166.6)	$(138.7)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the operating segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating loss before income taxes increased $6.1 million from $57.6 million to $63.7 million primarily due to an increase in interest expense and operating expenses, offset by a decrease in LOC expenses. Interest expense increased over the period as a result of a change in debt structure during the current year, in which we repaid the borrowings under the debt entered into during the second quarter of 2012 and issued long-term debt. See a description of the change in debt structure under "Debt Securities".

The increase in operating expenses, primarily resulting from higher variable compensation costs in the current period compared to the prior period, was offset by lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our CBVA segment on May 14, 2013.
Corporate - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating loss before income taxes increased $27.9 million from $138.7 million to $166.6 million primarily due to an increase in interest expense and operating expenses, offset by a decrease in LOC expenses. Interest expense increased over the period partially due to additional interest and debt issuance costs associated with the debt entered into during the second quarter of 2012 and as a result of a change in debt structure, in which we repaid the borrowings under the debt entered into during the second quarter of 2012 and issued long-term debt. See a description of the change in debt structure under "Debt Securities". The increase in Operating expenses, primarily resulting from higher variable compensation costs in the current period compared to the prior period, was offset by lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our CBVA segment on May 14, 2013.

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Closed Block Institutional Spread Products	$8.7	$10.0	$41.7	$41.0
Closed Block Other	5.8	11.8	12.2	44.9
Operating earnings before income taxes	$14.5	$21.8	$53.9	$85.9

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$22.8	$29.6	$86.8	$102.6
Premiums	0.6	0.5	1.8	1.7
Other revenue	(0.3)	(0.2)	(0.9)	(1.1)
Total operating revenues	23.1	29.9	87.7	103.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	11.9	16.6	38.1	51.4
Operating expenses	2.4	2.6	7.6	8.6
Net amortization of DAC/VOBA	0.1	0.1	0.3	0.4
Interest expense	—	0.6	—	1.8
Total operating benefits and expenses	14.4	19.9	46.0	62.2
Operating earnings before income taxes	$8.7	$10.0	$41.7	$41.0

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$7.1	$8.3	$19.1	$24.1
Fee income	—	—	—	0.1
Premiums	0.4	1.2	2.4	4.2
Other revenue	0.1	1.1	0.6	1.2
Total operating revenues	7.6	10.6	22.1	29.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(0.8)	(2.7)	(1.3)	3.0
Operating expenses	2.6	1.5	11.2	(18.3)
Total operating benefits and expenses	1.8	(1.2)	9.9	(15.3)
Operating earnings before income taxes	$5.8	$11.8	$12.2	$44.9

Closed Blocks - Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $1.3 million from $10.0 million to $8.7 million primarily as a result of lower earnings resulting from decreases in the block size. The average block size based on AUM declined approximately 29% from $4.9 billion as of September 30, 2012 to $3.5 billion as of September 30, 2013. As a result, both Net investment income and Interest credited to contract owners/policyholders decreased.

Closed Block Other

Operating earnings before income taxes decreased $6.0 million from $11.8 million to $5.8 million primarily as a result of less favorable reserve development in the retained portion of the group reinsurance business in current period compared to the prior period and a reduction in revenues resulting from the continuing run-off of this segment.

Closed Blocks - Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes increased $0.7 million from $41.0 million to $41.7 million primarily as a result of a loss on sale of certain alternative investments in the second quarter of 2012 offset by lower earnings resulting from decreases in the block size. The average block size based on AUM declined approximately 28% from $5.0 billion as of September 30, 2012 to $3.6 billion as of September 30, 2013. As a result, both Net investment income and Interest credited to contract owners/policyholders decreased.

Closed Block Other

Operating earnings before income taxes decreased $32.7 million from $44.9 million to $12.2 million primarily as a result of lower operating expenses in the prior period due to a $22.0 million reimbursement of expenses by ING Group during the second quarter of 2012, and to a lesser extent, a reduction in revenues resulting from the continuing run-off of this segment. The decreases were partially offset by favorable reserve development in the retained portion of the group reinsurance business in the current period compared to the prior period.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Revenues:
Net investment income	$28.8	$12.2	$68.1	$35.5
Fee income	325.3	307.9	955.3	923.0
Premiums	38.8	—	38.8	—
Net realized capital gains (losses)	(463.0)	(283.0)	(1,647.8)	(1,115.5)
Other revenue	4.0	5.4	15.2	18.9
Total revenues	(66.1)	42.5	(570.4)	(138.1)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(37.6)	(84.1)	12.6	6.0
Operating expenses and interest expense	119.2	113.3	347.9	337.1
Net amortization of DAC/VOBA	19.7	12.5	52.0	43.8
Total benefits and expenses	101.3	41.7	412.5	386.9
Income (loss) before income taxes	$(167.4)	$0.8	$(982.9)	$(525.0)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(366.3)	$(449.7)	$(1,227.6)	$(840.3)
Gain (losses) related to CHO program	(40.7)	(146.2)	(244.8)	(369.5)
Gain (loss) due to nonperformance risk	5.2	358.9	(222.8)	(42.2)
Net investment gains (losses)	(3.7)	(3.2)	13.3	27.2
DAC/VOBA and other intangibles unlocking and loss recognition	(4.3)	2.8	(6.3)	1.5

The following table presents AUM for our CBVA segment as of the dates indicated:

	September 30,
($ in millions)	2013	2012
AUM
General account	$1,379.7	$1,188.5
Separate account	43,047.2	42,653.7
Total AUM	$44,426.9	$43,842.2

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Balance as of beginning of period	$43,359.3	$42,843.4	$43,198.4	$42,645.5
Deposits	182.2	115.2	489.4	373.3
Surrenders, benefits and product charges	(1,117.1)	(953.3)	(3,385.7)	(2,942.7)
Net flows	(934.9)	(838.1)	(2,896.3)	(2,569.4)
Interest credited and investment performance	2,002.5	1,836.9	4,124.8	3,766.1
Balance as of end of period	$44,426.9	$43,842.2	$44,426.9	$43,842.2

Closed Block Variable Annuity - Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Income (loss) before income taxes decreased $168.2 million from $0.8 million to $(167.4) million. Annual assumption changes implemented during the current period resulted in a loss of $185.3 million, which included $117.9 million of unfavorable mortality assumption changes and $85.5 million of unfavorable policyholder behavior assumption changes. The prior period result included a loss of $151.7 million due to annual assumption changes, including a $114.6 million unfavorable result related to policyholder behavior assumptions.

Changes in the fair value of guaranteed benefit derivatives related to nonperformance risk were offset by a decrease in net losses related to the incurred guaranteed benefits and our guarantee hedge program and our CHO program. The current period results included a $353.7 million unfavorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from a gain of $358.9 million in the prior year period to gain of $5.2 million in the current period.  Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased to a loss of $366.3 million in the current period compared to a loss of $449.7 million in the prior period.  The improved result of $83.4 million was primarily due to favorable fund returns relative to overall equity market returns, partially offset by higher unfavorable impacts of assumption changes in the current year period compared to the prior year period, as described above.  Lower average notional amounts for hedging the associated underlying risk led to a favorable variance on our CHO program of $105.5 million, from a loss of $146.2 million to a loss of $40.7 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Closed Block Variable Annuity - Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Loss before income taxes increased $457.9 million from $525.0 million to $982.9 million. Annual assumption changes implemented during the current period resulted in a loss of $185.3 million, which included $117.9 million of unfavorable mortality assumption changes and $85.5 million of unfavorable policyholder behavior assumption changes. The prior period result included a loss of $151.7 million due to annual assumption changes, which consisted of a $114.6 million unfavorable result related to policyholder behavior assumptions.

An increase in net losses related to the incurred guaranteed benefits and our guarantee hedge program and changes in the fair value of guaranteed benefit derivatives related to nonperformance risk were partially offset by lower losses on our CHO program. Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $1,227.6 million in the current period compared to a loss of $840.3 million in the prior year period.  The $387.3 million increased loss was primarily due to higher equity market returns, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves, as well as higher unfavorable impacts of assumption changes in the current year period compared to the prior year period, as described above.  The current period results also included a loss of $222.8 million due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, compared to a loss of $42.2 million in the prior year period.  Results on our CHO program improved by $124.7 million, from a loss of $369.5 million to a loss of $244.8 million, as a result of lower average notional amounts for hedging the associated underlying risk. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the NAV of these funds. The investment income on alternative investments shown below for the periods stated excludes the net investment income from Lehman Recovery/LIHTC in the current periods and net loss on the sale of certain alternative investments in the prior periods.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8% to 9% on these assets over the long term.

The following table presents the investment income for the three and nine months ended September 30, 2013 and 2012, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Retirement
Alternative investment income	$7.5	$2.6	$23.8	$42.3
Average alternative investment	267.1	505.0	261.0	600.0
Annuities
Alternative investment income	4.5	2.0	16.5	23.8
Average alternative investment	171.5	277.3	179.8	316.3
Investment Management
Alternative investment income	4.9	19.5	13.8	36.0
Average alternative investment	124.2	114.3	122.9	100.2
Individual Life
Alternative investment income	3.4	0.7	13.1	12.4
Average alternative investment	127.7	195.5	132.9	218.8
Employee Benefits
Alternative investment income	0.8	0.4	2.5	4.4
Average alternative investment	25.1	52.5	24.8	62.4
Total Ongoing Business
Alternative investment income	21.1	25.2	69.7	118.9
Average alternative investment	715.6	1,144.6	721.4	1,297.7
Corporate
Alternative investment income	4.8	6.3	1.8	18.3
Average alternative investment	95.8	96.5	96.5	93.5
Closed Blocks(1)
Alternative investment income	2.5	0.7	6.7	7.6
Average alternative investment	58.8	80.4	60.2	104.1
Total ING US
Alternative investment income	28.4	32.2	78.2	144.8
Average alternative investment	$870.2	$1,321.5	$878.1	$1,495.3
(1) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

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

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI in relation to the emergence of estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI and URR are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangible" unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and nine months ended September 30, 2013 and 2012.

During the third quarter of 2013, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions, resulting in a net favorable impact of $84.8 million to Operating earnings before income taxes in the current period, compared to an unfavorable impact of $32.0 million in the third quarter of 2012. These are included in DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Retirement	$40.0	$15.9	$41.6	$14.7
Annuities	39.6	(12.9)	56.5	(41.8)
Individual Life	20.2	3.4	12.6	(1.2)
Total DAC/VOBA and other intangibles unlocking(1)(2)	$99.8	$6.4	$110.7	$(28.3)
(1)Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions.

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

ING U.S., Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2013	2012
Beginning cash and cash equivalents balance	$357.5	$1.3
Sources:
Dividends and returns of capital from subsidiaries	1,434.0	813.0
Repayment of loans to subsidiaries, net of new issuances	—	22.5
Proceeds from credit facility borrowings, net of repayments	—	1,425.0
Proceeds from 2022 Notes offering	—	849.5
Proceeds from 2018 Notes offering	1,000.0	—
Proceeds from 2043 Notes offering	400.0	—
Proceeds from 2053 Notes offering	750.0	—
Proceeds from Initial Public Offering, net	571.6	—
Amounts received from subsidiaries under tax sharing arrangements, net	250.7	—
Other, net	—	64.9
Total sources	4,406.3	3,174.9
Uses:
Payment of interest expense	69.6	25.3
Capital provided to subsidiaries	2,062.0	400.0
Repayments of loans from subsidiaries, net of new issuances	319.1	2,144.3
Repayment of commercial paper, net of issuances	192.0	255.5
Repayment of credit facility borrowings	1,350.0	—
New issuances of loans to subsidiaries, net of repayments	272.2	—
Amounts paid to subsidiaries under tax sharing arrangements, net	—	175.8
Other, net	34.6	—
Total uses	4,299.5	3,000.9
Net increase in cash and cash equivalents	106.8	174.0
Ending cash and cash equivalents balance	$464.3	$175.3

Liquidity

We manage liquidity through access to substantial investment portfolios as well as a variety of other sources of liquidity including committed credit facilities, securities lending and repurchase agreements. Our asset-liability management ("ALM") process takes into account the expected maturity of investments and expected benefit payments as well as the specific nature and risk profile of the liabilities, including variable products with guarantees. As part of our liquidity management process, we model different scenarios to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance and implications of rating agency actions.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota (collectively, "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, our principal insurance subsidiaries received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to pay extraordinary distributions to ING U.S., Inc. or Lion Connecticut Holdings Inc. ("Lion Holdings"), a wholly owned subsidiary of ING U.S., Inc., in the aggregate amount of $1.434 billion contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013. The Company's estimated risk-based capital ("RBC") ratio on a combined basis is 470% as of September 30, 2013.

In addition, on May 8, 2013, our principal insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and were recorded in their second quarter statutory financial statements.

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of ING U.S., Inc. and of its insurance company subsidiaries and general macroeconomic conditions. The following table presents our borrowing activities for the nine months ended September 30, 2013:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Short-Term Debt:
Commercial paper	$192.0	$474.9	$(666.9)	$—	$—
Current portion of long-term debt	872.6	—	(873.0)	0.4	—
Total short-term debt	$1,064.6	$474.9	$(1,539.9)	$0.4	$—
Long-Term Debt:
Debt securities in issue	$1,500.4	$2,146.8	$(138.7)	$1.1	$3,509.6
Borrowings from ING V	500.0	—	(500.0)	—	—
Windsor property loan	4.9	—	—	—	4.9
Syndicated Bank Term Loan	1,350.0	—	(1,350.0)	—	—
Surplus notes	688.4	—	(688.4)	—	—
Subtotal	4,043.7	2,146.8	(2,677.1)	1.1	3,514.5
Less: Current portion of long-term debt	872.6	—	(873.0)	0.4	—
Total long-term debt	$3,171.1	$2,146.8	$(1,804.1)	$0.7	$3,514.5

Commercial Paper

ING U.S., Inc. had a commercial paper program with an authorized capacity of $3.0 billion. Our commercial paper borrowings were generally used to fund the working capital needs of our subsidiaries and provide short-term liquidity to us. Outstanding commercial paper borrowings were $192.0 million as of December 31, 2012. No amounts were outstanding as of September 30, 2013. The issuances under this program benefited from a full and irrevocable guarantee provided by ING V. We paid ING V 10 basis points ("bps") on the outstanding balance of the commercial paper program as a fee for this guarantee. We reduced the balance of commercial paper outstanding under the commercial paper program to zero prior to the completion of the IPO. On October 3, 2013, we terminated the commercial paper program along with the guarantee provided by ING V.

Debt Securities

As of September 30, 2013 and December 31, 2012, Lion Holdings had outstanding $163.0 million par amount of 7.25% Debentures due August 15, 2023, $235.1 million par amount of 7.63% Debentures due August 15, 2026 and $108.0 million par amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), all of which were issued by a predecessor of Lion Holdings and assumed in connection with our acquisition of Aetna's life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million par amount of 8.42% Series B Capital Securities due April 1, 2027 (the "ING USA Notes"). ING Group guarantees the Aetna Notes. Both the Aetna Notes and the ING USA Notes benefit from a guarantee by ING U.S., Inc.

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

On September 15, 2013 we repaid, at maturity, the 6.75% Lion Connecticut Holdings Inc., due 2013, debentures which carried an ING Group guarantee. As of September 30, 2013, the outstanding par amount of Lion Holdings debentures guaranteed by ING Group was $506.1 million.

On July 13, 2012, we issued $850.0 million of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Lion Holdings. We pay interest semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2022 Notes and was paid $0.3 million for its services. We used the proceeds of the 2022 Notes to repay $500.0 million of the direct borrowings under the Revolving Credit Agreement. The remaining proceeds of the 2022 Notes were used for general corporate purposes, including the retirement of commercial paper.

On February 11, 2013, ING U.S., Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes") in a private placement with registration rights. The 2018 Notes are guaranteed by Lion Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. During the nine months ended September 30, 2013, we used the proceeds of the 2018 Notes to repay $850.0 million of the borrowings under the Term Loan portion of our Senior Unsecured Credit Facility. We used the remaining proceeds of the 2018 Notes for general corporate purposes including retirement of outstanding commercial paper. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2018 Notes and was paid $0.3 million for its services. As a result of the issuance of the 2018 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement of the Senior Unsecured Credit Facility was reduced by 50% of the issuance to the minimum of $750.0 million.

On May 16, 2013, we issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings. Interest is payable semi-annually, in arrears, on May 15 and November 15 beginning November 15, 2013 and ending on May 15, 2023. The 2053 Notes will bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2053 Notes and was paid $0.2 million for its services.

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

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes and the 2053 Notes, the Company and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes (the "Exchange Offer"). The Exchange Offer expired on August 8, 2013 and was completed on August 14, 2013.

On July 26, 2013, we issued $400.0 million of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Lion Holdings. Interest is payable semiannually on each January 15 and July 15, commencing on January 15, 2014. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2043 Notes and was paid an immaterial amount for its services. We and Lion Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC within 120 days after the date of note issuance. The registration statement will cover the offer to the holders of the 2043 Notes to exchange the 2043 Notes for new notes containing identical terms except for transfer restrictions. Under the terms of the registration rights agreement applicable to the 2043 Notes, an exchange offer for the 2043 Notes is required to be completed by January 22, 2014. On October 11, 2013, the Company and Lion Holdings filed a registration statement with the SEC covering an offer to the holders of the 2043 Notes to exchange the 2043 Notes for new notes containing identical terms, except for transfer restrictions. The Company used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.

Surplus Notes

Two of our onshore captive reinsurance subsidiaries, Whisperingwind II, LLC and Whisperingwind III, LLC, issued surplus notes in order to finance insurance reserves assumed. On January 3, 2013, Whisperingwind II, LLC repaid the $359.3 million surplus note.

On April 16, 2013, Whisperingwind III, LLC obtained a letter of credit ("LOC") of $305.0 million to replace its surplus note. Upon receiving regulatory approval, on April 19, 2013 Whisperingwind III, LLC repaid its $329.1 million surplus note. Refer to the Surplus Notes section of the Financing Agreements Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Senior Unsecured Credit Facility

On April 20, 2012, ING U.S., Inc. entered into a $5.0 billion Senior Unsecured Credit Facility with a syndicate of banks. The Senior Unsecured Credit Facility, which is guaranteed by Lion Holdings, consists of the $3.5 billion Revolving Credit Agreement and the $1.5 billion Term Loan Agreement. The Revolving Credit Agreement expires on April 20, 2015. The Term Loan Agreement expired on May 21, 2013, upon the repayment of all amounts outstanding under the Term Loan Agreement.

On May 21, 2013, ING U.S., Inc. repaid all amounts outstanding under the Term Loan Agreement. This action, together with the satisfaction of certain other requirements, caused the requirement to maintain liquidity of $500.0 million at all times to terminate.

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

The following table presents our credit facilities, their dates of expiration, capacity and utilization as of September 30, 2013:

($ in millions)
Obligor / Applicant	Liability Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
ING U.S., Inc.(1)		Unsecured	Committed	04/20/15	$3,500.0	$2,578.7	$921.3
	Individual Life					656.0
	Hannover Re block					508.9
	CBVA					1,200.0
	Retirement Solutions					140.0
	Other					73.8
ING U.S., Inc. / SLDI, Roaring River LLC(1)(2)	Individual Life	Unsecured	Uncommitted	02/28/13	15.0	15.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/21	750.0	750.0	—
SLDI(1)(3)	Hannover Re block	Unsecured	Committed	12/31/13	825.0	825.0	—
ING U.S., Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/22	1,150.0	1,150.0	—
ING U.S., Inc. / SLDI(1)(2)(3)	Hannover Re block	Unsecured	Uncommitted	06/30/13	225.6	225.6	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	265.0	265.0	—
ING U.S., Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/25	475.0	475.0	—
ING U.S., Inc.	Other	Unsecured	Uncommitted	Various dates	2.1	2.1	—
ING U.S., Inc.	Other	Secured	Uncommitted	Various dates	10.0	4.7	—
ING U.S., Inc. / Roaring River III LLC	Individual Life	Unsecured	Committed	06/30/22	1,151.2	548.0	603.2
ING U.S., Inc. / Roaring River II LLC	Individual Life	Unsecured	Committed	12/31/19	995.0	550.0	445.0
Total					$9,363.9	$7,389.1	$1,969.5

(1)	Refer to the Related Party Transactions Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q for more information.

(2)	Facilities matured as of date stated above. Each LOC issued prior to the facility expiring remains outstanding until its stated expiry date.
(3) Effective October 30, 2013, Security Life of Denver International Limited ("SLDI") completed a $1.125 billion letter of credit facility which replaced these facilities. The new facility provides $1.125 billion capacity on a committed basis until October 29, 2020.

Effective August 19, 2013, a $750.0 million facility maturing August 19, 2021 supporting the Hannover Re block was terminated. Also, effective August 19, 2013, the facility maturing December 27, 2022 was increased by $400.0 million to $1.15 billion.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and Closed Block Variable Annuity blocks of business as of September 30, 2013. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX	04/20/15	$656.0	$656.0
ING U.S., Inc. (1)	Credit Facility	Other	02/28/13	15.0	15.0
ING U.S., Inc./Roaring River III LLC	Trust Note	XXX	06/30/22	1,151.2	548.0
ING U.S., Inc. / SLDI	LOC Facility	AG38	12/31/25	475.0	475.0
ING U.S., Inc. / Roaring River II LLC	LOC Facility	XXX	12/31/19	995.0	550.0
Total				$3,292.2	$2,244.0
(1) LOC issued prior to the facility expiring remains outstanding until its stated expiry date of June 30, 2026.

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $3.4 billion during the period 2017 - 2020.

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
ING U.S., Inc.	Credit Facility	XXX/AG38	04/20/15	$508.9	$508.9
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	11/09/21	750.0	750.0
ING U.S., Inc. / SLDI	Collateral Note	XXX/AG38	12/27/22	1,150.0	1,150.0
SLDI(1)	Collateral Note	XXX/AG38	12/31/13	825.0	825.0
ING U.S., Inc. / SLDI(1)(2)	LOC Facility	XXX/AG38	06/30/13	225.6	225.6
Total				$3,459.5	$3,459.5
(1) Effective October 30, 2013, Security Life of Denver International Limited ("SLDI") completed a $1.125 billion letter of credit facility which replaced these facilities.
(2) LOC issued prior to the facility expiring remains outstanding until its stated expiry date.

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

Reinsurance Subsidiaries - ING U.S., Inc. Credit Support

In connection with certain reinsurance transactions involving a third-party trust (the “Master Trust”), ING U.S., Inc. and SLDI are parties to reimbursement agreements with third-party banks that lend securities to the Master Trust. SLDI has reimbursement obligations to the banks under these agreements, in an aggregate amount of up to $1.9 billion as of September 30, 2013, which obligations are guaranteed by ING U.S., Inc. This amount was reduced by $350.0 million from $2.25 billion of reimbursement obligations as of June 30, 2013. ING U.S., Inc. also provides an indemnification to the third-party banks with respect to any defaults by the Master Trust under the securities lending agreements under which these banks lend securities to the Master Trust, up to $1.9 billion. This amount was also reduced by $350.0 million from $2.25 billion of indemnification as of June 30, 2013. These agreements and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Other Subsidiaries - ING U.S., Inc. Credit Support

ING U.S., Inc. guarantees the obligations of Lion Holdings under $13.0 million par amount of Series B Capital Securities maturing in 2027 as well as $506.1 million combined par amount of debentures. For more information see “Debt Securities” above. From time to time, ING U.S., Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of December 31, 2012 in relation to intercompany indemnifications and support agreements. As of September 30, 2013, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group or ING V. As of September 30, 2013, the indebtedness for which ING Group or ING V provides guarantees included:

•	$15.0 million in LOC issued by ING Bank and used to support the reinsurance obligations of our captive reinsurance subsidiary;

•	$506.1 million aggregate par amount of Aetna Notes issued by Lion Holdings.

In addition, ING V guarantees our obligations under $500.0 million notional amount of credit default swaps ("CDS") written by one of our subsidiaries.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2013, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. Each agreement with a life insurance subsidiary has received all necessary approvals from the appropriate state insurance regulatory authorities. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2013, no amounts were borrowed from our subsidiaries. As of that same date, we lent $349.2 million to subsidiaries.

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

Company	A.M. Best	Fitch	Moody's	S&P
ING U.S., Inc. (Commercial Paper)(1)	NR	F2 (2 of 7)	P-2 (2 of 4)	A-2 (2 of 8)
ING U.S., Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (LT Issuer Domestic) (4 of 9)	BBB- (4 of 11)
Baa2
(Senior Unsecured Foreign) (4 of 9)
ING U.S., Inc. (Senior Unsecured Debt)(2)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
ING U.S., Inc. (Junior Subordinated Debt)(3)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB (5 of 9)
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Lion Connecticut Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (LT Issuer) (4 of 9)	BBB- (4 of 11)
(1) Program was terminated on October 3, 2013. Fitch and Moody's have withdrawn their commercial paper ratings.
(2) $850.0 million of our 2022 Notes, $1.0 billion of our 2018 Notes and $400.0 million of our 2043 Notes.
(3) $750.0 million of our 2053 Notes.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA’ to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"
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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from January 1, 2013 through November 8, 2013 are as follows:

•
On October 17, 2013, Moody's withdrew the Prime-2 program rating for commercial paper issuances of ING U.S., Inc. ING U.S., Inc. formally terminated its commercial paper program effective October 3, 2013.

•
On October 16, 2013, Fitch Ratings withdrew the F2 Short-term rating for commercial paper issuances of ING U.S., Inc. ING U.S., Inc. formally terminated its commercial paper program effective October 3, 2013.

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

156

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

Based on the amount of credit outstanding as of September 30, 2013 and December 31, 2012, a one-notch downgrade of the credit ratings of ING U.S., Inc. by S&P or Moody's would have resulted in an estimated increase in our collateral requirements by approximately $550.0 million and $1.2 billion, respectively. A two notch downgrade of the credit ratings of ING U.S., Inc. would not have resulted in an additional increase in our collateral requirements beyond that resulting from a one notch downgrade. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOCs, may also be used.

Based on the amount of credit outstanding as of September 30, 2013 and December 31, 2012, a one notch downgrade of the credit ratings of ING V would not result in an increase in our estimated collateral requirements. A two-notch downgrade of the credit ratings of ING V by S&P would have resulted in an estimated increase in our collateral requirements by approximately $15.0 million and $30.1 million, respectively.

Each 25 basis point increase in the interest rate payable on the 2022 Notes, 2018 Notes and 2043 Notes would result in a pre-tax increase in our interest payments of $2.1 million, $2.5 million and $1.0 million per annum, respectively.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of September 30, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $25.1 million and $24.6 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2013 and December 31, 2012, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $146.5 million and $125.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of September 30, 2013 and December 31, 2012, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $2.5 million and $2.5 million, respectively.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting policies, judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, valuation and amortization (including unlocking) of deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

In developing these accounting estimates and policies, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note to the 2012 ING U.S., Inc. Consolidated Financial Statements contained in the Registration Statement.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions.

During the third quarter of 2013 and 2012, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2013, we made a number of changes, which resulted in net favorable unlocking of DAC/VOBA and other intangibles in our Ongoing business segments of $94.4 million, of which $84.8 million was included in Operating earnings before income taxes. For the three months ended September 30, 2012, changes in assumptions resulted in net unfavorable unlocking of DAC/VOBA and other intangibles in our Ongoing business segments of $32.0 million, all of which was included in Operating earnings before income taxes.

In addition, we conducted our annual review of assumptions related to our CBVA contracts. Annual assumption changes implemented during the current period resulted in a loss of $185.3 million, which included $117.9 million of unfavorable mortality assumption changes and $85.5 million of unfavorable policyholder behavior assumption changes. The prior period result included a loss of $151.7 million due to annual assumption changes, including a $114.6 million unfavorable result related to policyholder behavior assumptions and $37.1 million related to changes in cash flow projections and volatility assumptions on certain products.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC/VOBA and other intangibles and the impact on related reserves for future policy benefits and reinsurance. The effects presented are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

As of September 30,
($ in millions)	2013
Decrease in long-term rate of return assumption by 100 basis points	$(215.6)
A change to the long-term interest rate assumption of -50 basis points	(77.1)
A change to the long-term interest rate assumption of +50 basis points	57.7
An assumed increase in future mortality by 1%	(19.2)
A one-time, 10% decrease in equity market values	(333.7)

Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

Lower assumed equity rates of return, lower assumed interest rates, increased assumed future mortality and decreases in equity market values all tend to decrease the balances of DAC/VOBA and other intangibles and to increase future policy benefit reserves, thus decreasing income before income taxes.

Higher assumed interest rates tend to increase the balances of DAC/VOBA and other intangibles and to decrease future policy benefit reserves, thus increasing income before income taxes.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note to the Condensed Consolidated Financial Statements, in Part I, Item 1. of this Form 10-Q.

Income Taxes

As of September 30, 2013, we have recognized $647.3 million deferred tax assets based on tax planning related to unrealized gains on investment assets. This tax planning strategy supports recognition of deferred tax assets, which have been provided on deductible temporary differences. Further decreases in unrealized gains may adversely impact this tax planning strategy.

The deferred tax valuation allowance as of September 30, 2013 was $3.1 billion. We estimate that approximately $1.0 billion, $38 million, $268 million and $264 million were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including losses in SLDI, our Cayman Islands insurance subsidiary, state taxes, and other deferred tax assets. We also estimated that the deferred tax asset associated with life subgroup deferred amounts, as of September 30, 2013, was approximately $590 million, excluding the valuation allowance.

Also, should we have a Section 382 ownership change, using information available as of September 30, 2013, we estimate that the deferred tax asset that would potentially be subject to an additional valuation allowance was approximately $260 million to $320 million (mainly as a result of built-in losses), which could change following the final Section 382 calculations. Under statutory accounting, a Section 382 event could reduce the admitted deferred tax asset by approximately $88 million if measured as of September 30, 2013.

However, using the estimated Section 382 value of the Company based on the share price of $29.21 per share as of September 30, 2013, we estimate that it is unlikely that the deferred tax asset, the tax valuation allowance or the admitted deferred tax asset will change as a result of the section 382 event. This estimate may change because the computation is dependent on several factors and because numerous aspects of the application of Section 382 are subject to potential challenge by the U.S. Internal Revenue Service ("IRS"). The actual impact on the valuation allowance is dependent mainly on the level of the unrealized capital gains and losses at the time of the ownership change, the calculated Section 382 limitation, the estimated reversal pattern of the capital losses supported by tax planning strategies, the estimated reversal pattern of the unrealized capital gains comprising the tax planning strategies and the estimated reversal pattern of the unrealized capital. The actual impact may be materially different from this estimate. The amounts described above are based solely on data and assumptions as of September 30, 2013.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,171.4	77.7%	$70,910.3	74.2%
Fixed maturities, at fair value using the fair value option	2,910.2	3.3%	2,771.3	2.8%
Equity securities, available-for-sale	279.6	0.3%	340.1	0.4%
Short-term investments(1)	2,547.3	2.9%	5,991.2	6.3%
Mortgage loans on real estate	9,015.6	10.1%	8,662.3	9.1%
Policy loans	2,147.5	2.4%	2,200.3	2.3%
Limited partnerships/corporations	390.0	0.4%	465.1	0.5%
Derivatives	1,087.4	1.2%	2,374.5	2.5%
Other investments	145.7	0.2%	167.0	0.2%
Securities pledged(2)	1,312.6	1.5%	1,605.5	1.7%
Total investments	$89,007.3	100.0%	$95,487.6	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,518.0	7.8%	$5,742.7	7.8%
U.S. Government agencies and authorities	562.7	0.9%	593.7	0.8%
State, municipalities and political subdivisions	274.0	0.4%	285.0	0.4%
U.S. corporate securities	35,818.8	51.4%	37,411.2	51.0%
Foreign securities(1)	15,465.1	22.2%	16,189.0	22.1%
Residential mortgage-backed securities	6,617.6	9.5%	7,302.5	9.9%
Commercial mortgage-backed securities	3,509.3	5.0%	3,867.6	5.3%
Other asset-backed securities	1,965.7	2.8%	2,002.5	2.7%
Total fixed maturities, including securities pledged	$69,731.2	100.0%	$73,394.2	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2012
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,194.3	7.7%	$5,883.7	7.7%
U.S. Government agencies and authorities	645.4	1.0%	724.2	1.0%
State, municipalities and political subdivisions	320.2	0.5%	352.8	0.5%
U.S. corporate securities	32,986.1	49.1%	37,163.9	49.4%
Foreign securities(1)	14,391.2	21.4%	15,984.5	21.2%
Residential mortgage-backed securities	6,684.2	9.9%	7,667.0	10.2%
Commercial mortgage-backed securities	4,438.9	6.6%	4,946.4	6.6%
Other asset-backed securities	2,536.4	3.8%	2,564.6	3.4%
Total fixed maturities, including securities pledged	$67,196.7	100.0%	$75,287.1	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2013, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

Fixed Maturities Credit Quality - Ratings

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Fitch, Moody's and S&P. If no rating is available from a rating agency, then an internally developed rating is used.

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

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,742.7	$—	$—	$—	$—	$—	$5,742.7
U.S. Government agencies and authorities	593.7	—	—	—	—	—	593.7
State, municipalities and political subdivisions	279.9	4.1	1.0	—	—	—	285.0
U.S. corporate securities	18,041.8	17,507.7	1,552.2	281.9	6.2	21.4	37,411.2
Foreign securities(1)	4,712.6	10,602.5	823.4	33.7	—	16.8	16,189.0
Residential mortgage-backed securities	6,694.5	119.2	187.6	86.8	64.9	149.5	7,302.5
Commercial mortgage-backed securities	3,812.7	36.9	13.4	4.6	—	—	3,867.6
Other asset-backed securities	1,738.1	45.0	157.6	49.9	7.1	4.8	2,002.5
Total fixed maturities	$41,616.0	$28,315.4	$2,735.2	$456.9	$78.2	$192.5	$73,394.2
% of Fair Value	56.7%	38.6%	3.7%	0.6%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. Government agencies and authorities	724.2	—	—	—	—	—	724.2
State, municipalities and political subdivisions	347.5	4.3	1.0	—	—	—	352.8
U.S. corporate securities	17,106.9	18,289.5	1,369.1	344.2	36.3	17.9	37,163.9
Foreign securities(1)	4,429.5	10,533.9	875.1	40.8	105.2	—	15,984.5
Residential mortgage-backed securities	6,700.3	207.4	252.2	230.3	85.8	191.0	7,667.0
Commercial mortgage-backed securities	4,860.9	67.7	11.8	6.0	—	—	4,946.4
Other asset-backed securities	2,144.7	142.3	161.5	78.5	27.5	10.1	2,564.6
Total fixed maturities	$42,197.7	$29,245.1	$2,670.7	$699.8	$254.8	$219.0	$75,287.1
% of Fair Value	56.0%	39.0%	3.5%	0.9%	0.3%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

As of September 30, 2013, the weighted average quality rating of our fixed maturities portfolio was A. The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,742.7	$—	$—	$—	$—	$—	$5,742.7
U.S. Government agencies and authorities	587.9	2.9	2.9	—	—	—	593.7
State, municipalities and political subdivisions	60.3	185.5	34.1	4.1	1.0	—	285.0
U.S. corporate securities	758.4	2,080.9	15,607.1	17,125.8	1,568.4	270.6	37,411.2
Foreign securities(1)	85.7	1,379.2	3,653.1	10,413.5	615.5	42.0	16,189.0
Residential mortgage-backed securities	5,888.4	38.0	61.5	184.2	89.5	1,040.9	7,302.5
Commercial mortgage-backed securities	1,477.6	794.2	427.3	605.2	348.2	215.1	3,867.6
Other asset-backed securities	1,255.2	37.6	91.9	50.6	60.0	507.2	2,002.5
Total fixed maturities	$15,856.2	$4,518.3	$19,877.9	$28,383.4	$2,682.6	$2,075.8	$73,394.2
% of Fair Value	21.5%	6.2%	27.1%	38.7%	3.7%	2.8%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2012
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,883.7	$—	$—	$—	$—	$—	$5,883.7
U.S. Government agencies and authorities	718.2	2.9	3.1	—	—	—	724.2
State, municipalities and political subdivisions	107.1	202.9	37.5	4.3	1.0	—	352.8
U.S. corporate securities	753.3	1,909.8	14,920.7	17,801.5	1,419.5	359.1	37,163.9
Foreign securities(1)	75.3	1,014.1	3,602.9	10,500.8	728.0	63.4	15,984.5
Residential mortgage-backed securities	5,843.5	61.3	166.2	172.4	121.6	1,302.0	7,667.0
Commercial mortgage-backed securities	1,882.2	851.7	555.1	881.0	483.7	292.7	4,946.4
Other asset-backed securities	1,489.2	24.4	129.1	85.1	111.3	725.5	2,564.6
Total fixed maturities	$16,752.5	$4,067.1	$19,414.6	$29,445.1	$2,865.1	$2,742.7	$75,287.1
% of Fair Value	22.3%	5.4%	25.8%	39.1%	3.8%	3.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2013 and December 31, 2012, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	September 30, 2013		December 31, 2012
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,341.3	$2,423.9	$2,820.9	$2,918.1
After one year through five years	15,201.6	16,036.2	14,380.3	15,353.4
After five years through ten years	19,660.3	20,113.5	17,372.7	19,179.7
After ten years	20,435.4	21,648.0	18,963.3	22,657.9
Mortgage-backed securities	10,126.9	11,170.1	11,123.1	12,613.4
Other asset-backed securities	1,965.7	2,002.5	2,536.4	2,564.6
Fixed maturities, including securities pledged	$69,731.2	$73,394.2	$67,196.7	$75,287.1

As of September 30, 2013 and December 31, 2012, we did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of our consolidated Shareholders' equity.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturities, including securities pledged, by market sector and duration were as presented below as of the dates indicated:

	September 30, 2013
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$2,109.3	$50.7	$43.8	$8.1	$—	$—	$2,153.1	$58.8
U.S. Government agencies and authorities	57.0	0.7	—	—	—	—	57.0	0.7
U.S. corporate, state and municipalities	9,214.3	502.6	930.4	111.5	291.3	38.7	10,436.0	652.8
Foreign	3,118.3	181.7	231.2	26.9	170.7	19.1	3,520.2	227.7
Residential mortgage-backed	1,445.8	32.3	241.6	7.2	368.7	42.0	2,056.1	81.5
Commercial mortgage-backed	24.2	0.5	2.0	—	18.3	2.1	44.5	2.6
Other asset-backed	224.8	3.0	20.2	—	293.6	41.9	538.6	44.9
Total	$16,193.7	$771.5	$1,469.2	$153.7	$1,142.6	$143.8	$18,805.5	$1,069.0

	December 31, 2012
	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
($ in millions)	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$451.2	$1.8	$—	$—	$—	$—	$451.2	$1.8
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
U.S. corporate, state and municipalities	1,333.4	19.2	116.5	3.0	231.2	26.6	1,681.1	48.8
Foreign	360.2	12.7	59.8	7.4	314.9	39.2	734.9	59.3
Residential mortgage-backed	369.3	6.4	42.0	2.1	585.1	78.2	996.4	86.7
Commercial mortgage-backed	22.0	0.2	15.3	1.7	44.4	4.2	81.7	6.1
Other asset-backed	70.2	—	7.0	1.2	609.2	88.8	686.4	90.0
Total	$2,606.3	$40.3	$240.6	$15.4	$1,784.8	$237.0	$4,631.7	$292.7

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.8% and 88.3% of the average book value as of September 30, 2013 and December 31, 2012, respectively.

Gross unrealized losses on fixed maturities, including securities pledged, increased $776.3 million as of September 30, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates. Gross unrealized losses on fixed maturities, including securities pledged, decreased $624.8 million as of December 31, 2012. The decrease in gross unrealized losses was primarily due to decreasing interest rates and tightening spreads.

As of September 30, 2013, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $13.3 million, or 1.2% of the total unrealized losses. As of December 31, 2012, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $13.6 million, or 4.7% of the total unrealized losses.

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC rating as of the dates indicated:

($ in millions)	September 30, 2013			December 31, 2012
NAIC Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,515.5	$3,071.4	92.2%	$2,526.4	$3,323.1	91.0%
2	6.3	9.5	0.3%	5.1	6.9	0.2%
3	11.9	22.4	0.7%	11.6	25.0	0.7%
4	13.8	21.0	0.6%	32.4	46.0	1.3%
5	39.1	59.3	1.8%	40.1	59.6	1.6%
6	87.9	147.9	4.4%	108.9	188.6	5.2%
	$2,674.5	$3,331.5	100.0%	$2,724.5	$3,649.2	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2013			December 31, 2012
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$29,972.1	$586.5	$630.6	$34,634.2	$773.1	$1,005.8

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2013			December 31, 2012
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$874.5	$1,229.6	37.0%	$1,008.6	$1,518.6	41.7%
Interest Only (IO)	308.1	350.5	10.5%	225.5	264.4	7.2%
Inverse IO	1,096.6	1,349.7	40.5%	1,196.7	1,565.6	42.9%
Principal Only (PO)	339.2	343.3	10.3%	205.4	211.2	5.8%
Floater	49.9	51.1	1.5%	77.4	78.2	2.1%
Other	6.2	7.3	0.2%	10.9	11.2	0.3%
Total	$2,674.5	$3,331.5	100.0%	$2,724.5	$3,649.2	100.0%

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

A rebound in home prices and an anticipated increased availability of housing-related credit in 2013 have lowered IO and Inverse IO valuations modestly in the nine months ended September 30, 2013. To the extent these conditions persist in the coming quarters, we expect prepayment speeds will increase and the results of our CMO-B portfolio will likely underperform those of recent periods.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Net investment income (loss)	$192.1	$261.4	$602.2	$834.4
Net realized capital gains (losses)(1)	(97.7)	93.5	(491.4)	(68.3)
Total income (pre-tax)	$94.4	$354.9	$110.8	$766.1
(1)  Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity including net coupon settlement on interest rate swaps is included as Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected as net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating earnings before income taxes rather than non-operating earnings. Also included in Net realized capital gains (losses) is the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available-for-sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating earnings) to operating earnings.

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Operating earnings before income taxes	$76.5	$119.9	$243.9	$398.9
Realized gains/losses including OTTI	$1.5	$156.7	$(1.0)	$157.9
Fair value adjustments	16.4	78.3	(132.1)	209.3
Non-operating income	$17.9	$235.0	$(133.1)	$367.2
Income before income taxes	$94.4	$354.9	$110.8	$766.1

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multiyear correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies are trending lower and other measures of performance, like prepayments and severities, have also shown signs of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially through most of 2012 and into this year.  In the third quarter, some of this momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility.  However, we continued to observe strength in the US housing market and a domestic employment picture that has exhibited steady improvement. This served to positively impact the fundamental performance of the portfolio.  In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2013, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $657.7 million, $657.5 million and $43.0 million, representing 0.9% of total fixed maturities, including securities pledged, based on fair value, respectively. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities were $967.3 million, $998.0 million and $89.1 million, representing 1.3% of total fixed maturities, including securities pledged, based on fair value, respectively.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	61.9%	AAA	0.4%	2007	28.6%
	2	5.1%	AA	1.1%	2006	26.5%
	3	24.0%	A	5.4%	2005 and prior	44.9%
	4	7.6%	BBB	6.0%		100.0%
	5	1.1%	BB and below	87.1%
	6	0.3%		100.0%
		100.0%
December 31, 2012
	1	60.3%	AAA	1.1%	2007	29.1%
	2	11.9%	AA	1.0%	2006	36.8%
	3	16.7%	A	5.4%	2005 and prior	34.1%
	4	8.1%	BBB	6.0%		100.0%
	5	2.8%	BB and below	86.5%
	6	0.2%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $358.8 million, $326.0 million and $21.3 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2012, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS aggregated to $411.3 million, $389.2 million and $47.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	45.1%	AAA	0.1%	2007	21.7%
	2	13.8%	AA	—%	2006	26.0%
	3	23.8%	A	1.5%	2005 and prior	52.3%
	4	13.8%	BBB	4.0%		100.0%
	5	2.9%	BB and below	94.4%
	6	0.6%		100.0%
		100.0%
December 31, 2012
	1	34.1%	AAA	0.2%	2007	20.4%
	2	11.9%	AA	1.2%	2006	25.9%
	3	18.8%	A	1.5%	2005 and prior	53.7%
	4	26.9%	BBB	4.1%		100.0%
	5	7.5%	BB and below	93.0%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has slowed, and, much of the year, we have observed sustained declines in delinquencies of underlying loans. In addition, other performance metrics like vacancies, property values and rent levels have shown improvements, although these metrics can differ widely by dimensions such as geographic location and property type. The new issue market for CMBS has continued its recovery from the credit crisis with higher total new issuances in 2013, the fifth straight year of higher new issuances. Total new issuance volume through Q3 is at its highest pace since 2007. Higher primary issuance has contributed to increased credit availability within the commercial real estate market, supportive of continued fundamental improvements for CMBS.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.6%	AAA	38.3%	2008	0.3%
	2	1.0%	AA	20.5%	2007	32.7%
	3	0.3%	A	11.0%	2006	34.6%
	4	0.1%	BBB	15.6%	2005 and prior	32.4%
	5	—%	BB and below	14.6%		100.0%
	6	—%		100.0%
		100.0%
December 31, 2012
	1	98.3%	AAA	38.1%	2008	0.3%
	2	1.4%	AA	17.2%	2007	37.4%
	3	0.2%	A	11.2%	2006	30.2%
	4	0.1%	BBB	17.8%	2005 and prior	32.1%
	5	—%	BB and below	15.7%		100.0%
	6	—%		100.0%
		100.0%

As of September 30, 2013 the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.4 billion, $1.3 billion and $2.6 million, respectively. As of December 31, 2012 the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.6 billion, $1.6 billion and $1.8 million, respectively.

As of September 30, 2013, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.8%, 3.6% and 34.8%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2012, Other ABS was also broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 40.5%, 4.1% and 33.3%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
September 30, 2013
	1	98.9%	AAA	92.5%	2013	6.6%
	2	0.9%	AA	2.2%	2012	23.5%
	3	—%	A	4.2%	2011	9.9%
	4	—%	BBB	0.9%	2010	4.8%
	5	—%	BB and below	0.2%	2009	2.3%
	6	0.2%		100.0%	2008	4.7%
		100.0%			2007 and prior	48.2%
						100.0%

December 31, 2012
	1	97.7%	AAA	91.9%	2012	24.6%
	2	1.7%	AA	0.9%	2011	14.9%
	3	0.1%	A	4.9%	2010	5.8%
	4	—%	BBB	1.7%	2009	2.1%
	5	—%	BB and below	0.6%	2008	5.9%
	6	0.5%		100.0%	2007	18.4%
		100.0%			2006 and prior	28.3%
						100.0%

Troubled Debt Restructuring

We invest in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. We consider the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2013, we did not have any new private placement troubled debt restructurings and had 21 new commercial mortgage loan troubled debt restructurings with pre-modification and post-modification carrying value of $91.0 million. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2013, these loans have repaid $4.2 million in principal. As of December 31, 2012, we had one private placement troubled debt restructuring with a pre-modification carrying value of $1.2 million, which was written down to zero and no commercial mortgage loan troubled debt restructurings.

During the three and nine months ended September 30, 2013 and 2012, we did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

Our mortgage loans on real estate are all commercial mortgage loans held for investment, which totaled $9.0 billion and $8.7 billion as of September 30, 2013 and December 31, 2012, respectively. The carrying value of these loans is reported at amortized cost, less impairment write-downs and allowance for losses.

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

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be other-than-temporary impairments ("OTTI") (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The following table summarizes our investment in mortgage loans as of the dates indicated:

($ in millions)	September 30, 2013	December 31, 2012
Commercial mortgage loans	$9,019.6	$8,666.2
Collective valuation allowance	(4.0)	(3.9)
Total net commercial mortgage loans	$9,015.6	$8,662.3

There were no impairment charges taken on the mortgage loan portfolio for the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

($ in millions)	September 30, 2013	December 31, 2012
Collective valuation allowance for losses, balance at January 1	$3.9	$4.4
Addition to (reduction of) allowance for losses	0.1	(0.5)
Collective valuation allowance for losses, end of period	$4.0	$3.9

Our policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

($ in millions)	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
September 30, 2013	$—	$—	$—	$—	$—
December 31, 2012	—	—	—	9.0	9.0

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

($ in millions)	September 30, 2013(1)	December 31, 2012(1)
Loan-to-Value Ratio:
0% - 50%	$1,774.8	$1,987.9
50% - 60%	2,352.5	2,425.2
60% - 70%	4,404.2	3,736.1
70% - 80%	468.2	481.7
80% and above	19.9	35.3
Total Commercial Mortgage Loans	$9,019.6	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

($ in millions)	September 30, 2013(1)	December 31, 2012(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,134.2	$5,953.7
1.25x - 1.5x	1,513.4	1,336.3
1.0x - 1.25x	997.4	992.7
Less than 1.0x	374.6	374.6
Commercial mortgage loans secured by land or construction loans	—	8.9
Total Commercial Mortgage Loans	$9,019.6	$8,666.2
(1) Balances do not include allowance for mortgage loan credit losses.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our 2012 ING U.S., Inc. Consolidated Financial Statements in our Registration Statement for the policy used to evaluate whether the investments are other-than-temporarily impaired.

The following tables present our credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in AOCI, by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$4.1	1
Foreign(1)	—	—	—	—
Residential mortgage-backed	1.1	39	6.8	65
Commercial mortgage-backed	0.3	1	—	—
Other asset-backed	1.1	5	0.5	3
Equity Securities	1.2	2	—	—
Other assets(2)	0.7	1	1.4	1
Total	$4.4	48	$12.8	70
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$5.1	3
Foreign(1)	—	—	2.2	5
Residential mortgage-backed	9.9	105	13.6	91
Commercial mortgage-backed	0.4	3	1.7	1
Other asset-backed	8.6	7	1.8	6
Equity Securities	3.0	2	—	—
Other assets(2)	0.7	1	1.4	1
Total	$22.6	118	$25.8	107
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Condensed Consolidated Balance Sheets.
The above tables include $3.6 million and $14.4 million of write-downs related to credit impairments for the three and nine months ended September 30, 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.8 million and $8.2 million in write-downs for the three and nine months ended September 30, 2013, respectively, are related to intent impairments.

The above tables include $12.8 million and $21.4 million of write-downs related to credit impairments for the three and nine months ended September 30, 2012, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. We did not have any write-downs related to intent impairments for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the remaining $4.4 million in write-downs are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	—	—	—	—
Residential mortgage-backed	0.5	6	—	—
Commercial mortgage-backed	0.3	1	—	—
Other asset-backed	—	—	—	—
Total	$0.8	7	$—	—
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2013		2012
($ in millions)	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$1.0	2
Foreign(1)	—	—	1.5	4
Residential mortgage-backed	0.5	6	—	—
Commercial mortgage-backed	0.4	3	1.7	1
Other asset-backed	7.3	2	0.2	1
Total	$8.2	11	$4.4	8
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

The fair value of the fixed maturities with OTTI as of September 30, 2013 and December 31, 2012 was $7.1 billion and $9.0 billion, respectively.

During the nine months ended September 30, 2013, the primary source of credit-related OTTI was write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages.

Net Investment Income

Net investment income was as presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Fixed maturities	$974.6	$1,040.9	$2,967.9	$3,179.2
Equity securities, available-for-sale	3.4	5.4	6.5	14.5
Mortgage loans on real estate	118.5	121.4	362.2	376.8
Policy loans	29.5	30.1	89.1	91.5
Short-term investments and cash equivalents	0.8	1.0	2.7	3.9
Other(1)	96.1	28.7	107.6	(17.2)
Gross investment income	1,222.9	1,227.5	3,536.0	3,648.7
Less: investment expenses	1.3	1.3	3.5	6.2
Net investment income	$1,221.6	$1,226.2	$3,532.5	$3,642.5
(1) In the periods ending 2013, includes distributions of cash and securities of $128.2 million in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

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

Net realized capital gains (losses) were as presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$29.9	$185.1	$36.3	$367.2
Fixed maturities, at fair value option	(71.1)	(45.8)	(396.6)	(168.4)
Equity securities, available-for-sale	(0.2)	0.1	(1.9)	1.8
Derivatives	(643.8)	(806.3)	(2,449.7)	(1,439.6)
Embedded derivatives-fixed maturities	(16.1)	(15.4)	(89.6)	(11.8)
Embedded derivatives-product guarantees	184.6	545.8	944.4	349.4
Other investments	(0.4)	4.1	(0.7)	4.8
Net realized capital gains (losses)	$(517.1)	$(132.4)	$(1,957.8)	$(896.6)

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

Sale of Certain Alternative Investments
On June 4, 2012, certain insurance company subsidiaries of ours entered into an agreement to sell certain general account private equity limited partnership investment interest holdings ("sale of certain alternative investments") with a carrying value of $812.2 million as of March 31, 2012 included in Assets related to consolidated investment entities. These assets were sold to a group of private equity funds that are managed by Pomona Management LLC, also a subsidiary of ours. The transaction resulted in a net pre-tax loss of $91.9 million in the second quarter of 2012. The transaction closed in two tranches with the first tranche having closed on June 29, 2012 and the second tranche closed on October 29, 2012. As of June 30, 2012, the fair value of the alternative investments in the second tranche was reduced to $412.5 million, which represented the sale price of the remaining alternative investments involved in this transaction. We sold these assets as part of our periodic portfolio and capital management review.

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

 As of September 30, 2013, we had $833.1 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments solely in the industrial and utility sectors. We had no fixed maturities or equity securities exposure to peripheral European sovereigns or to financial institutions based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Italy of $263.5 million, Ireland of $320.9 million, Spain of $238.9 million, and Portugal of $9.8 million. We had no exposure to Greece. As of September 30, 2013, we had $3.1 million of derivative assets exposure to financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $7.7 billion of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2013 our sovereign exposure was $283.2 million, which consisted of fixed maturities. We also had $937.1 million in net exposure to non-peripheral financial institutions with a concentration in the United Kingdom of $345.2 million, and Switzerland of $180.6 million. The balance of $6.5 billion was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the United Kingdom of $3.1 billion and the Netherlands of $1.4 billion, we had significant non-peripheral European total country exposures in Switzerland of $716.3 million, Germany of $579.3 million, France of $540.2 million and Belgium of $380.7 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2013:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at September 30, 2013(1)
Ireland	$—	$—	$317.8	$317.8	$302.7	$—	$—	$3.1	$—	$—	$3.1	$320.9
Italy	—	—	263.5	263.5	253.5	—	—	—	—	—	—	263.5
Portugal	—	—	9.8	9.8	7.7	—	—	—	—	—	—	9.8
Spain	—	—	238.9	238.9	230.2	—	—	—	—	—	—	238.9
Total Peripheral Europe	$—	$—	$830.0	$830.0	$794.1	$—	$—	$3.1	$—	$—	$3.1	$833.1

Austria	$—	$—	$15.9	$15.9	$15.0	$—	$—	$—	$—	$—	$—	$15.9
Belgium	37.0	—	343.7	380.7	332.8	—	—	—	—	—	—	380.7
Bulgaria	5.9	—	—	5.9	5.7	—	—	—	—	—	—	5.9
Croatia	26.9	—	—	26.9	25.6	—	—	—	—	—	—	26.9
Czech Republic	—	—	9.9	9.9	10.1	—	—	—	—	—	—	9.9
Denmark	—	10.6	122.2	132.8	124.5	—	—	—	—	—	—	132.8
Finland	—	—	42.1	42.1	40.0	—	—	—	—	—	—	42.1
France	—	121.1	400.1	521.2	490.3	—	—	19.0	—	—	19.0	540.2
Germany	—	52.1	523.0	575.1	535.5	—	—	4.2	—	—	4.2	579.3
Hungary	6.2	—	—	6.2	5.9	—	—	—	—	—	—	6.2
Iceland	—	—	—	—	—	—	—	—	—	—	—	—
Kazakhstan	58.2	—	7.6	65.8	61.6	—	—	—	—	—	—	65.8
Latvia	4.9	—	—	4.9	4.6	—	—	—	—	—	—	4.9
Lithuania	33.5	—	—	33.5	30.5	—	—	—	—	—	—	33.5
Luxembourg	—	—	24.9	24.9	23.4	—	—	—	—	—	—	24.9
Netherlands	—	174.2	1,179.4	1,353.6	1,270.0	—	—	—	—	—	—	1,353.6
Norway	—	3.0	236.1	239.1	240.3	—	—	—	—	—	—	239.1
Russian Federation	83.5	—	95.4	178.9	167.8	—	—	—	—	—	—	178.9
Slovakia	5.1	—	—	5.1	5.0	—	—	—	—	—	—	5.1
Sweden	—	27.1	125.2	152.3	138.8	—	—	—	—	—	—	152.3
Switzerland	—	148.8	535.7	684.5	637.5	—	—	36.7	—	4.9	31.8	716.3
Turkey	22.0	—	41.4	63.4	65.6	—	—	—	—	—	—	63.4
United Kingdom	—	307.2	2,771.0	3,078.2	2,939.4	—	—	36.7	—	(1.3)	38.0	3,116.2
Total Non-Peripheral Europe	283.2	844.1	6,473.6	7,600.9	7,169.9	—	—	96.6	—	3.6	93.0	7,693.9
Total Europe	$283.2	$844.1	$7,303.6	$8,430.9	$7,964.0	$—	$—	$99.7	$—	$3.6	$96.1	$8,527.0
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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

With the exception of guarantees we issued in relation to collateral support for reinsurance contracts, we have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $634.0 million and $600.0 million as of September 30, 2013 and December 31, 2012, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

Consolidated Investments

CLO Entities

Certain of our subsidiaries structure and manage CLO entities created for the sole purpose of offering investors various maturity and risk characteristics by issuing multiple tranches of collateralized debt. The notes issued by the CLO entities are backed by diversified portfolios consisting primarily of senior secured floating rate leveraged loans.

As of September 30, 2013 and December 31, 2012, we consolidated 11 CLOs and 9 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Partnerships)

We invest in and manage various alternative investments, including private equity funds and single strategy hedge funds. We, as a general partner or managing member of certain sponsored investment funds, are generally presumed to control these alternative investments unless the limited partners have the substantive ability to remove us, as the general partner without cause based upon a simple majority vote, or can otherwise dissolve the partnership, or have substantive participating rights over decision-making of the partnerships. As of September 30, 2013 and December 31, 2012, we consolidated 35 funds, which were structured as partnerships.

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

Although we have the power to direct the activities that significantly impact the economic performance for CLO entities, we do not hold a significant variable interest in any of these CLO entities and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Based on this analysis, we are not considered the primary beneficiary of any of these CLO entities, and have not consolidated. On a periodic basis we review the facts and circumstances regarding the CLO entities to determine whether our consolidation considerations remain appropriate. As of September 30, 2013 and December 31, 2012, we did not hold any ownership interests in these unconsolidated CLOs and our maximum exposure was equal to zero.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner.

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

Legislative and Regulatory Developments
Supreme Court Decision regarding Defense of Marriage Act
Before June 26, 2013, pursuant to Section 3 of the Defense of Marriage Act ("DOMA"), same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. While the IRS and DOL have issued guidance indicating that they will regard individuals to be married if they have entered into a same-sex marriage that is valid under the laws of the state where such marriage is celebrated, the appropriate legal and regulatory authorities need to provide further guidance regarding the open questions created by the Windsor decision. Although we recognize that certain changes will be required, we cannot predict with certainty how new regulations will impact our business, results of operations, cash flows or financial condition. The Windsor decision also creates potential inconsistencies in the application of federal and state tax laws, including how tax withholding is computed. Future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies, and it is possible that significant changes will be required to our tax reporting and withholding systems as a result.
Regulatory Proposals
In the fourth quarter of 2011, the Department of Labor ("DOL") withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a "fiduciary" by reason of giving investment advice to an employee benefit plan or a plan's participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under the Employee Retirement Income Security Act of 1974 ("ERISA") pertaining to investment advice. The new proposed regulation is estimated for release sometime in the first quarter of 2014. We cannot predict with any certainty what will be contained in the re-proposed regulations, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The Securities and Exchange Commission ("SEC") has also indicated it may propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and registered investment advisers which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

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

We place a high priority on risk management and risk control. We have comprehensive risk management and control procedures in place at all levels and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues.

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

2.
The risk management function, both at the corporate and the business level, has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting and forms the second line of defense. Risk managers in the businesses have direct reporting lines to the Chief Risk Officer ("CRO").

3.
The internal audit function provides an ongoing independent (i.e., outside of the risk organization) and objective assessment of the effectiveness of internal controls, including financial and operational risk management and forms the third line of defense.

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment" included in the Registration Statement.

Derivatives strategies include the following:

•
Minimum Interest Rate Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors, swaps and swaptions to reduce risk associated with these liability guarantees.

•
Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate caps, swaps and swaptions to reduce the risk associated with this type of guarantee.

•
Interest Risk Related to Variable Annuity Guaranteed Living Benefits. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps to hedge a portion of the interest rate risk associated with this type of guarantee.

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio, see "Investments-CMO-B Portfolio."

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table presents the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2013
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$73,394.2	$(4,621.4)	$4,848.2
Commercial mortgage and other loans	—	9,126.9	(399.1)	393.6
Derivatives:
Interest rate swaps, caps, forwards	60,180.1	(197.9)	(452.3)	662.0
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	53,269.1	(3,405.7)	4,135.7
Funding agreements with fixed maturities and GICs	—	3,208.9	(127.6)	133.7
Supplementary contracts and immediate annuities	—	3,452.0	(183.0)	207.8
Long-term debt	—	3,641.3	(253.7)	285.1
Embedded derivatives on reinsurance	—	87.0	(72.1)	74.2
Guaranteed benefit derivatives(3):
FIA	—	1,566.7	(85.3)	88.1
GMAB / GMWB / GMWBL	—	1,175.9	(651.5)	840.8
Stabilizer and MCGs	—	11.0	(33.0)	80.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $73.7 billion and $75.6 billion as of September 30, 2013 and December 31, 2012, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Market Risk Related to Equity Market Prices

Our variable products, FIA products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table presents the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$279.6	$26.7	$(26.7)
Limited liability partnerships/corporations	—	390.0	23.5	(23.5)
Derivatives:
Equity futures and total return swaps(2)	8,755.1	(3.1)	(739.7)	739.7
Equity options	3,282.4	116.6	63.7	(59.0)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,566.7	104.3	(152.5)
GMAB / GMWB/ GMWBL	—	1,175.9	(182.5)	256.2
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity Net Amount at Risk ("NAR")

The NAR for Guaranteed Minimum Death Benefits ("GMDB"), Guaranteed Minimum Accumulation Benefits ("GMAB") and Guaranteed Minimum Withdrawal Benefits ("GMWB") is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated.

The NAR for Guaranteed Minimum Income Benefits ("GMIB") and Guaranteed Minimum Withdrawal Benefits for Life ("GMWBL") is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates to long-term best estimates over ten years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of U.S. GAAP reserves.

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are presented below as of September 30, 2013.

	As of September 30, 2013
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR		% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$43,560	$6,431	$5,720		47%		25%
Living Benefit
GMIB	$15,443	$2,321	$2,321	(4)	74%		17%
GMWBL	16,053	700	700		33%		13%
GMAB/GMWB	957	25	25		15%		17%
Living Benefit Total	$32,453	$3,046	$3,046		55%	(5)	16%	(6)
(1) Account value excludes $867 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) An alternate discounting approach using the currently applicable U.S. statutory reserve valuation rate for immediate annuities of 4.0% produces a result with a value of $2.2 billion.
(5) Total Living Benefit % Contracts NAR In-the-Money as of September 30, 2012 was 72%.
(6) Total Living Benefit % NAR In-the-Money as of September 30, 2012 was 20%.

As of the date indicated above, compared to $3.0 billion of NAR, we held gross statutory reserves before reinsurance of $3.5 billion for living benefit guarantees; of this amount, $3.4 billion was ceded to SLDI, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.4 billion as of September 30, 2013.

For GMIB products, in general, the policyholder has the right to elect income payment, beginning (for certain products) on the tenth anniversary year of product commencement, receive lump sum payment of the then current cash value, or remain in the variable sub-account. For GMIB products, if the policyholder makes the election to annuitize, the policyholder is entitled to receive the guaranteed benefit amount over an annuitization period. A small percentage of the products were first eligible to elect annuitizations beginning in 2010 and 2011. The remainder of the products will first become eligible to elect annuitization from 2012 to 2020, with the majority of first eligibility dates in the period from 2014 through 2016. Many of these contracts contain significant incentives to delay annuitization past first eligibility.

For a discussion of our U.S. GAAP reserves calculation methodology, see section Future Policy Benefits and Contract Owner Accounts in the Business and Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements.

Variable Annuity Hedge Program

Variable Annuity Guarantee Hedge Program

We primarily mitigate variable annuity market risk exposures through hedging. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The Variable Annuity Guarantee Hedge Program is used to mitigate our exposure to equity market and interest rate changes and seeks to ensure that the required assets are available to satisfy future death benefit and living benefit obligations. While the Variable Annuity Guarantee Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Guarantee Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. We do not hedge interest rate risks for our GMIB or GMDB primarily because doing so would result in volatility in our regulatory reserves and rating agency capital that exceeds our tolerances and, secondarily, because doing so would produce additional volatility in our U.S. GAAP financial statements. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. For example, in June 2013, we reduced the amount of interest rate hedging for the GMWB/GMAB/GMWBL blocks to refine the impact of interest rate movements on regulatory and rating agency capital.

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

Interest rate swaps are used to match the hedge targets on GMWB/GMAB/GMWBL as described above.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

Variable annuity guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the variable annuity guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO strategy is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index futures and is designed to limit the uncovered reserve and rating agency capital increases in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The following table presents the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Cayman Islands subsidiary at the close of business on September 30, 2013 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of September 30, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,850)	$(2,250)	$(700)	$700	$1,700	$2,400	$(1,000)	$600
Hedge gain/(loss) immediate impact	2,750	1,450	400	(450)	(1,150)	(1,650)	700	(550)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	350	(350)
Increase/(decrease) in LOCs	1,100	800	300	—	—	—	—	250
Net impact	$—	$—	$—	$250	$550	$750	$50	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following September 30, 2013 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. As of September 30, 2013 the amount of available LOCs was approximately $1.2 billion. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Cayman Island subsidiary from 100 basis point upward and downward shifts in interest rates.

Results of an actual shock to equity markets or interest rates will differ from the above illustration due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed book of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

The primary focus of the hedge program is to protect regulatory and rating agency capital from equity market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder behavior), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, could also cause our hedge program to not realize its key objective of protecting both regulatory and rating agency capital from equity market movements.

For ING USA Annuity and Life Insurance Company ("ING USA"), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in a loss of approximately $0.6 billion and $1.8 billion for the three and nine months ended September 30, 2013, respectively, which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $1.0 billion and $2.4 billion for the three and nine months ended September 30, 2013, respectively. Changes in statutory reserves due to equity and equity hedges for ING USA include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the Closed Block Variable Annuity business was written by ING USA. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table presents the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity

Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on September 30, 2013 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of September 30, 2013
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$900	$400	$100	$(200)	$(500)	$(750)	$(200)	$100

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following September 30, 2013 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues, which will not be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts closely matches the performance of the contract owner's variable fund returns.

Actual results will differ from the estimates above due to issues such as 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), changes in non-performance spreads, equity shocks not occurring uniformly across all equity markets, variance in market volatility versus what is assumed, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed block of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

Hedging of Fixed Indexed Annuity ("FIA") Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For the FIA book of business, these risks stem from the MGIR offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the 3-month LIBOR. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

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

While the FIA hedge program does not explicitly hedge statutory or U.S. GAAP income volatility, the FIA hedge program tends to mitigate the statutory and U.S. GAAP reserve changes associated with movements in the equity market and 3-month LIBOR. This is due to the fact that a key component in the calculation of statutory and U.S. GAAP reserves is the market valuation of the current term embedded derivative. The risk management of the current term embedded derivative is the goal of the FIA hedging program. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges that are put in place are only intended to cover exposures expected to remain until the end of an indexing term (e.g. account value decrements during an indexing term associated with expected lapses and mortality are not hedged).

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

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2013 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither ING U.S., Inc. nor any of its subsidiaries, have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2013. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of ING U.S., Inc., and does not relate to any activities conducted by ING U.S., Inc. or its subsidiaries, or involve the management of ING U.S., Inc. or its subsidiaries.

Other than the transactions described below, at no time during the quarter ended September 30, 2013, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended September 30, 2013, ING Bank had gross revenues of approximately $4.9 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $120.7 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on pages 195 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2013	ING U.S., Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

ING U.S., Inc.

Exhibit Index
Exhibit No.	Description of Exhibit

10.01
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (included as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 26, 2013, and incorporated herein by reference)

10.02
Registration Rights Agreement, dated July 26, 2013, by and among ING U.S., Inc., Lion Connecticut Holdings Inc. and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (included as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 26, 2013, and incorporated herein by reference)

10.03	Amended and Restated Employment Agreement of Rodney O. Martin, Jr. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)
10.04	Amended and Restated Offer Letter of Alain M. Karaoglan (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference)
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)*
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)*
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

