Form 10-K/A
period 2013-12-31
Voya Financial, Inc.
filed 2014-04-30
CIK 1535929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission File Number: 001-35897

Voya Financial, Inc.

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

As of April 29, 2014, there were 254,594,220 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Voya Financial, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the Securities and Exchange Commission on March 10, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of including Items in Part III (Items 10, 11, 12, 13 and 14) that were omitted from the Original Filing.

Other than as described above, no changes have been made to any Items included in the Original Filing and this Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission after the filing of the Original Filing. A copy of the Original Filing and this Amendment may be obtained free of charge by writing to Voya Financial, Inc., 230 Park Avenue, New York, NY 10169; Attention: Corporate Secretary.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Company is led by the Office of the CEO (the “OCEO”) and the Executive Committee. The OCEO, our highest management body, is composed of the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer and is responsible for setting the leadership tone and providing overall strategic and financial guidelines for the Company. The Executive Committee, composed of the members of the OCEO as well as the remainder of our executive officers, set forth below, is tasked with setting corporate strategy, managing overall operating performance, building a cohesive culture and establishing our organizational structure.

Our Executive Officers

The following table presents information regarding our executive officers.

Name	Age	Position
Rodney O. Martin, Jr*	61	Chief Executive Officer
Alain M. Karaoglan*	51	Executive Vice President and Chief Operating Officer
Ewout L. Steenbergen*	44	Executive Vice President and Chief Financial Officer
Mary E. (“Maliz”) Beams	58	Chief Executive Officer, Retirement Solutions
Jeffrey T. Becker	48	Chief Executive Officer, Investment Management
Bridget M. Healy	59	Executive Vice President and Chief Legal Officer
Chetlur S. Ragavan	59	Executive Vice President and Chief Risk Officer
Kevin D. Silva	60	Executive Vice President and Chief Human Resources Officer
Michael S. Smith	50	Chief Executive Officer, Insurance Solutions and Closed Block Variable Annuities

*	Designates a member of the OCEO.

Set forth below is biographical information about each of the executive officers named in the table above.

Rodney O. Martin, Jr. has served as chief executive officer and a member of the Board of Directors of Voya Financial, Inc. since April 2011. Mr. Martin also assumed the role of chairman of the Board of Directors upon completion of our initial public offering in May 2013, and also serves as chairman of the Board’s Executive Committee (see “—Executive Committee”). Mr. Martin is responsible for the overall strategy and performance of Voya Financial, Inc. Mr. Martin began his insurance career as an agent with Connecticut Mutual Life Insurance Company, where, from February 1975 to August 1995, he served in various marketing and management positions. Mr. Martin ultimately advanced to become president of Connecticut Mutual Insurance

Services. In 1995, Mr. Martin joined the American General Life Companies as president and chief executive officer where he ran the U.S. life insurance businesses until they were acquired by American International Group, Inc. (“AIG”), in 2001. At AIG, Mr. Martin held positions of increasing responsibility, from chief operating officer of AIG Worldwide Life Insurance, chairman and chief executive officer of American Life Insurance Company, chairman of American International Assurance, and most recently, chairman of AIG’s International Life and Retirement Services businesses until November 2010. Mr. Martin received his bachelor’s degree in business administration from Alfred University in Alfred, N.Y., and is also a Life Underwriter Training Council Fellow. Mr. Martin serves on the Board of Directors of ACLI and has served on the Board of Directors of LIMRA.

Alain M. Karaoglan has served as executive vice president and chief operating officer since September 2012, and from April 2011 to September 2012 served as executive vice president, finance and strategy. Mr. Karaoglan provides oversight to our Investment Management business, as well as Strategy and Corporate Development, Investor Relations, Brand Marketing, Operations, and Information Technology. Mr. Karaoglan also served as a member of the Board of Directors from April 2011 to April 2013. Prior to joining us, Mr. Karaoglan was senior vice president, Divestiture, for AIG from June of 2009 to April 2011. Prior to AIG, from September 2007 to April 2009, Mr. Karaoglan was managing director, Equity Research, for Banc of America Securities LLC. From October of 2000 to June 2007, he was managing director, North American Equity Research, at Deutsche Bank Securities Inc. Previously, from August 1997 to October 2000, he was an equity research analyst at Donaldson Lufkin & Jenrette after being in investment banking for approximately 10 years (1988-1997) at First Boston Corporation and, as a managing director at Bear Stearns, where he advised companies in corporate finance and merger and acquisitions transactions. Mr. Karaoglan received bachelor’s degrees, both magna cum laude, in business administration and economics from Pepperdine University and received his M.B.A. from Dartmouth College’s Tuck School of Business.

Ewout L. Steenbergen has served as executive vice president and chief financial officer of the Company since January 2010. Mr. Steenbergen also served as a member of the Board of Directors from January 2010 to April 2013. Mr. Steenbergen is responsible for strategic finance, capital management, treasury, actuarial, tax, insurance investments, controller functions, financial reporting, procurement and expense management for the Company. Mr. Steenbergen has been employed by ING Group-affiliated companies since 1993. Immediately prior to his current position, he served as chief financial officer and chief risk officer for ING Asia Pacific. Mr. Steenbergen has held a number of management roles for ING Group including serving as regional general manager in Hong Kong, China, and as chief executive officer of RVS, an ING Group company based in the Netherlands that provides a broad range of life insurance, property and casualty insurance, and pension products. He has also served as head of corporate strategy for ING Group, chief executive officer of ING Insurance Czech Republic and Slovakia, and director of Retirement and Employee Benefits at Nationale-Nederlanden, ING Group’s life insurance company in the Netherlands. Prior to joining ING Group, Mr. Steenbergen was a consultant at the actuarial firm, Ten Pas (now part of Mercer) from 1990 to 1993. He holds a master’s degree in actuarial science from the University of Amsterdam (Netherlands) and a master’s degree in business administration from the University of Rochester.

Mary E. (“Maliz”) Beams has served as chief executive officer of our Retirement segment since June 2011, with responsibility broadened to cover the entire Retirement Solutions business since August 2012. Ms. Beams joined ING in 2011 with 30 years of experience in the financial services industry, spanning institutional, high net-worth and retail markets across asset management, retirement and banking sectors and has run both international and domestic businesses. Prior to joining the Company, Ms. Beams served as president and chief executive officer of TIAA-CREF’s Individual and Institutional Services LLC (2004-2010). In addition to TIAA-CREF, Ms. Beams was a partner at Zurich Scudder Investments heading the offshore and U.S. mutual fund direct businesses (1997-2003). She was also a managing director of Fleet Financial (1993-1997), American Express (1988-1993) and Citibank (1984-1988). Ms. Beams received a B.A. in English from Boston College and an M.B.A. in finance and marketing from Columbia University. Ms. Beams is currently a board member of the Employee Benefits Research Institute (EBRI), The Insured Retirement Institute (IRI) and LIMRA-LOMA Secure Retirement Institute and is a member of the CEO Task Force for Retirement Services.

Jeffrey T. Becker has served as chief executive officer of our Investment Management business since October 2009. Mr. Becker has been employed by the Company and its predecessor since 1998, serving in increasingly responsible positions, including vice chairman, chief operating officer and chief financial officer of the Investment Management business. Prior to joining the Company, Mr. Becker was chief credit officer for Aetna’s Real Estate Investment Group. Prior to joining Aetna in 1994, Mr. Becker was a senior manager in Arthur Andersen’s financial consulting practice. Mr. Becker earned a B.A. in economics from Colgate University and an M.B.A. in finance from New York University’s Stern School of Business.

Bridget M. Healy has served as executive vice president and chief legal officer of the Company since July 2007 and prior to 2012, also served in the same capacity for ING Group’s non-banking operations in the Americas. In this role, Ms. Healy is responsible for the law, government affairs, compliance and corporate responsibility functions for the Company. Ms. Healy joined Voya Financial, Inc. from The Travelers Companies, Inc., where she was senior vice president and group general counsel from 2005 to 2007. Prior to Travelers, from 1995 to 2003 she served in positions of increasing responsibility at Becton, Dickinson and Company, ultimately serving as its general counsel and corporate secretary from 2000-2003. In addition, she previously was a partner in the law firm of Stroock & Stroock & Lavan from 1992 to 1995 and practiced law in the United States and in Europe with Davis Polk & Wardwell LLP from 1982 to 1991. Ms. Healy received her J.D., magna cum laude, from the Georgetown University Law Center and is a graduate of Brown University, with an honors degree in International Relations and French Studies. Ms. Healy is the past Chairman of the Life Insurance Council of New York (LICONY).

Chetlur S. Ragavan has served as executive vice president and chief risk officer of the Company since January 2014. Prior to assuming this role, Mr. Ragavan served as the chief risk officer of Investment Management since April 2008. In this role, Mr. Ragavan was responsible for an integrated, company-wide platform that covers investment, operational and business risk management. Prior to joining the Company, Mr. Ragavan served as Managing Director, co-head of the Portfolio Analytics Group for Blackrock Solutions following its merger with Merrill Lynch Investment Managers in October 2006. He began his career at Merrill Lynch in 1980 and has held a number of senior investment and risk management positions within its various subsidiaries. Mr. Ragavan has a B.B.A. in management science from Madurai University and an M.B.A. in finance from the University of Madras, both in India. He also holds an M.S. in computer science from the New Jersey Institute of Technology and holds the Chartered Financial Analyst® designation.

Kevin D. Silva has served as executive vice president and chief human resources officer of the Company since February 2012. Prior to his current position, from 2009 to 2012, he served as chief human resources officer at Argo Group International, a global, publicly traded specialty insurance company. Prior to joining Argo, Mr. Silva spent more than 13 years (1996-2009) at MBIA Insurance Corporation where he served as chief administrative officer responsible for the human resources, communications, corporate administration, governmental relations, information resources, facilities, telecommunications, and records-management functions. Mr. Silva has also served in senior human resources leadership roles with Merrill Lynch (1993-1995), MasterCard International (1989-1993), and Pepsi Cola Company (1979-1989). Mr. Silva earned a bachelor’s degree in Communications from St. John’s University and a master’s degree in Psychology from New York University.

Michael S. Smith has served as Chief Executive Officer of our Insurance Solutions and Closed Block Variable Annuity business since January 2014. Prior to assuming this role, Mr. Smith served as the executive vice president and chief risk officer of the Company since May 2012. In this role, Mr. Smith was responsible for overseeing the enterprise-wide and business-level risk monitoring and management program for the Company. In addition to his risk management role, he provided management oversight of our CBVA segment. Mr. Smith joined the Company in May 2009 first as chief financial officer and chief insurance risk officer of the annuity business and subsequently as chief executive officer of Annuity Manufacturing. Prior to joining the Company, from 1988 to 2009, Mr. Smith was employed by Lincoln Financial Group (“LNC”) where he held several positions, including head of Profitability and Risk Management for Retirement Solutions at LNC, chief actuarial officer for Lincoln National Life, chief administrative officer and chief financial officer for Lincoln Financial Distributors, Inc., chief financial officer and chief risk officer for LNC’s Life and Annuity division and head of customer support for LNC’s Employer Markets division. Mr. Smith holds bachelor’s degrees in Economics and Russian Studies from the University of Michigan. He attained Fellowship in the Society of Actuaries in 1990 and is also a Member of the American Academy of Actuaries. He also attained his CFA Charter holder designation in 2003.

Our Directors

The Board of Directors is responsible for the oversight of management of the Company. The following table presents information regarding the current members of our Board of Directors.

Name	Age	Position
Rodney O. Martin, Jr.	61	Chairman of the Board of Directors
Patrick G. Flynn	53	Director
J. Barry Griswell	65	Director
Frederick S. Hubbell	63	Director
Hendricus (“Henny”) A. Koemans	60	Director
Willem (“Wilfred”) F. Nagel	57	Director
David Zwiener	59	Director

Set forth below is biographical information about each of the directors named in the table above, to the extent not provided above under “—Our Executive Officers.”

Patrick G. Flynn was appointed a director of Voya Financial, Inc. in 2011. He has been a member of the Executive Board and chief financial officer of ING Group since April 2009. He also serves on the Management Boards of ING Bank, NN Group (successor to ING V and ING Insurance Topholding N.V.) and ING Insurance Eurasia N.V. Prior to joining ING Group, he was employed by HSBC from 1989 to 2009 serving as chief financial officer for HSBC’s banking and insurance operations in South America from 2002 to 2006 and rising to chief financial officer of HSBC’s global Insurance business based in London. From 1984 to 1989 he was employed by KPMG in Dublin, Ireland. Mr. Flynn holds a bachelor’s degree in Business Studies from Trinity College Dublin. Mr. Flynn is a fellow of the Institute of Chartered Accountants, Ireland, and a member of the Association of Corporate Treasurers (UK).

J. Barry Griswell was appointed a director of Voya Financial, Inc. in May 2013 and serves as Chairman of our Compensation and Benefits Committee (see “—Compensation and Benefits Committee”). Mr. Griswell is the retired Chairman and Chief Executive Officer of Principal Financial Group, positions he held from 2002 to 2009 and 2000-2008, respectively. He remained a non-executive member of Principal Financial Group’s Board of Directors until 2010. Prior to joining Principal Financial Group in 1988, Mr. Griswell served as President and Chief Executive Officer of MetLife Marketing Corporation, a subsidiary of Metropolitan Life Insurance Company. In 2011, Mr. Griswell joined the board of directors of Och-Ziff Capital Management Group, where he serves as Chair of the Compensation Committee, and since 2004 he has been a member of the board of directors of Herman Miller, Inc., where he currently is Chair of the Compensation Committee and a member of the Executive Committee. From 2010 to 2013, Mr. Griswell served as a director of National Financial Partners Corp. From his retirement in 2008 from Principal Financial Group until July 1, 2013, Mr. Griswell has served as the head of the Community Foundation of Greater Des Moines, first as President and, from July 2011 until July 2013, as Chief Executive Officer. Mr. Griswell has held leadership positions with several industry trade associations, including ACLI, LIMRA, the Life Underwriting Training Council and LL Global. Mr. Griswell is the co-author of The Adversity Paradox: An Unconventional Guide to Achieving Uncommon Business Success (2009). Mr. Griswell received a B.A. from Berry College and an M.B.A. from Stetson University.

Frederick S. Hubbell was appointed a director of Voya Financial, Inc. in 2012. Mr. Hubbell serves as our Lead Director (see below “—Lead Director”) and Chairman of our Nominating and Governance Committee

(see “—Nominating and Governance Committee”). During 2012 prior to his appointment to the Company’s Board of Directors, Mr. Hubbell was an independent advisor to ING Group for approximately nine months in its consideration of potential Divestment Transactions. He served as a member of the Executive Board of ING Group from 2000 to 2006 and was Chairman of Insurance and Asset Management Americas for ING Group from 2004 to 2006. Mr. Hubbell was a member of the Executive Committee of Financial Services International for ING Group from 1999 to 2000 and served as President and Chief Executive Officer of the United States Life and Annuities Operations for ING Group from 1997 to 1999. He became President and Chief Executive Officer of Equitable Life Insurance Company of Iowa in 1989 and Chairman in 1993, and served in both roles until ING Group’s acquisition of Equitable in 1997. Mr. Hubbell was Chairman of Younkers, a retail department store business from 1985 to 1992. He was head of strategic planning of Equitable Life Insurance Company of Iowa from 1983 to 1985. Mr. Hubbell began his career as a lawyer in the United States at Dewey, Ballantine, Bushby, Palmer & Wood LLP from 1976 to 1978 and also practiced at Hughes Hubbard and Reed LLP from 1978 to 1981, and was a partner at Mumford, Schrage, Merriman and Zurek from 1981 to 1983. Mr. Hubbell received his B.A. from University of North Carolina, Chapel Hill in 1973 and his J.D. from University of Iowa in 1976. He serves on the Board of Directors of The Macerich Company, the Board of Directors of the Community Foundation of Greater Des Moines, and the Board of Trustees of Simpson College.

Hendricus (“Henny”) A. Koemans was appointed a director of Voya Financial, Inc. in October 2013. He has been employed by ING Group since 1996 in various positions, most recently as Director of Public & Government Affairs since 2010. He served as Head of Tax ING Group from 2002 to 2011. Prior to joining ING Group, Mr. Koemans was employed by the Ministry of Finance in the Netherlands from 1987 to 1996. Mr. Koemans holds a tax law degree from the University of Leiden.

Willem F. Nagel was appointed a director of Voya Financial, Inc. in 2011. He has been a member of the Executive Board and chief risk officer of ING Group since May 2012. He also serves as chief risk officer on the Management Boards of ING Bank and ING Insurance Eurasia N.V. and is a member of the management board of NN Group. He has been employed by ING Group since 1991 in various positions, most recently as chief executive officer of ING Bank Turkey since January 2010 and CEO of ING Wholesale Bank Asia from 2005 to January 2010. From 1981 to 1991, he was employed by ABN Amro Bank, most recently as head of Aerospace and Structured Finance. Mr. Nagel holds a master’s degree in Economics from VU University Amsterdam.

David Zwiener was appointed a director of Voya Financial, Inc. in May 2013 and serves as chairman of our Audit Committee (see “—Audit Committee). Since 2010, Mr. Zwiener has been a Principal in Dowling Capital Partners. Prior to joining Dowling Capital Partners, Mr. Zwiener was Chief Financial Officer of Wachovia Corporation. From 2007 to 2008, he was Managing Director and Co-Head of the Financial Institutions Group at The Carlyle Group. From 1995 to 2007, Mr. Zwiener served in increasingly responsible positions at The Hartford, rising to President and Chief Operating Officer—Property & Casualty. Mr. Zwiener is currently a director of Partner Re, Ltd. where he serves as chairman of that company’s audit committee, and he is a trustee of the New Britain Museum of American Art. He previously served as a director of CNO Financial Group (2010-2011), The Hartford (1997-2007) and Sheridan Healthcare, Inc. (1998-2004). Mr. Zwiener received an A.B. degree from Duke University and an M.B.A. from the Kellogg School of Management at Northwestern University.

Board of Directors

Our Board of Directors ordinarily consists of nine members, of which seven seats are currently filled and two seats are currently vacant. We expect that the vacancies will be filled no later than the time of our 2014 annual meeting of stockholders. Our Board of Directors has the following standing committees: Audit, Compensation and Benefits, Nominating and Governance, Finance, and Executive Committees. As discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Continuing Relationship with ING Group—Shareholder Agreement—Board of Directors and ING Group Rights with Respect to Director Nomination”, ING Group has the right to nominate certain of our directors (“ING Group Directors”).

Our Board of Directors has determined that Messrs. Griswell, Hubbell and Zwiener are independent under the NYSE listing rules (an “independent director”). In considering their independence, the board of directors considered the relationships between each of Messrs. Griswell, Hubbell and Zwiener, on the one hand, and the Company and ING Group, on the other hand, described in their respective biographical information, above. The ING Group Directors are Messrs. Flynn, Koemans, and Nagel.

Audit Committee

The Audit Committee’s primary function is to assist the Board of Directors in fulfilling its oversight responsibilities of the financial reports and other financial information filed with the SEC or provided by us to regulators; our risk and capital profile and policies; our independent auditors’ qualifications and independence; and the performance of our independent auditors and our internal audit function. Pursuant to the phase-in provisions of the NYSE listing requirements and Rule 10A-3 promulgated by the SEC under the Exchange Act, our Audit Committee is composed solely of directors who are “independent” under the NYSE listing rules and Rule 10A-3.

The Audit Committee currently consists of Mr. Zwiener, who serves as chairman, and Messrs. Griswell and Hubbell, all of whom are “financially literate” as such term is defined in the NYSE listing rules. Our Board of Directors has identified Mr. Zwiener as an “audit committee financial expert” as such term is defined under SEC rules.

Compensation and Benefits Committee

The Compensation and Benefits Committee is responsible for annually reviewing and approving the corporate goals and objectives relevant to the compensation of the Chief Executive Officer and evaluating his or her performance in light of these goals; determining the compensation of our executive officers and other appropriate officers, and administering our incentive and equity-based compensation plans.

The Compensation and Benefits Committee consists of Mr. Griswell, who serves as chairman, and Messrs. Hubbell and Nagel. Mr. Nagel serves as an ING Group Director. The Compensation and Benefits Committee must consist solely of independent directors no later than March 25, 2015, in accordance with the phase-in provisions of the NYSE listing rules.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for identifying and recommending candidates for election to our Board of Directors and each committee of our Board of Directors, reviewing and reporting to the Board of Directors on compensation of directors and Board committee members, developing, recommending and monitoring corporate governance principles applicable to the Board of Directors and the Company as a whole.

The Nominating and Governance Committee consists of Mr. Hubbell, who serves as chairman, and Mr. Griswell.

Finance Committee

The Finance Committee is responsible for reviewing our financial affairs based upon periodic reports and recommendations of our management; monitoring our financial structure and long-term financial plan and recommending appropriate action to our board of directors with respect to financial policies, allocation of capital to our businesses and methods of financing our businesses; monitoring our capital needs and financing arrangements, our ability to access capital markets and management’s financing plans; and reviewing and approving or recommending for approval certain issuances of securities, investments, dispositions and other transactions above certain amounts.

The Finance Committee consists of Mr. Koemans, who serves as chairman, and Messrs. Flynn, Nagel and Zwiener.

Executive Committee of the Board

The Executive Committee of the Board is responsible for taking action where required in exigent circumstances where it is impracticable to convene, or obtain the unanimous written consent of, the full Board of Directors.

The Executive Committee of the Board consists of Mr. Martin, who serves as chairman, Mr. Zwiener and Mr. Koemans.

Lead Director

The Shareholder Agreement provides that until the date ING Group first ceases to beneficially own more than 20% of our outstanding common stock, if at any time the chairman of the board of directors is not an independent director, our board will designate a “lead director” who is an independent director. Our Board of Directors has appointed Mr. Hubbell as the lead director. Mr. Hubbell presides over meetings of the directors when the Chairman of our Board is absent, that are held by non-management directors without any management directors present and that are held by independent directors.

The lead director has, among other things, the authority to:

•	call meetings of the independent directors;

•	consult on and approve meeting agendas and schedules of our Board of Directors;

•	together with the chair of the Compensation and Benefits Committee, coordinate the evaluation of the performance of the CEO by our non-management directors;

•	serve as a liaison between the non-management members of our Board of Directors and the Chairman or the board, as a contact person to facilitate communications by our employees, shareholders (including ING Group) and others with the non-management directors; and

•	review the quality, quantity, appropriateness and timeliness of information provided to our Board of Directors.

In addition, the lead director is a member and the chairperson of any independent committee designated to review and approve related party transactions. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Related Party Transaction Approval Policy.”

Code of Ethics and Conduct

Our Board of Directors has adopted a code of ethics and a code of conduct as such terms are used in Item 406 of Regulation S-K and the NYSE listing rules. A copy of our Code of Business Conduct and Ethics is available from our investor relations website at investors.voya.com. The Company intends to satisfy any disclosure requirement under Item 5.05(c) of Form 8-K with respect to its code of ethics through a notice posted at investors.voya.com.

“Controlled Company” Exemption

Until March 25, 2014, ING Group owned a majority of our stock, and we elected to be a “controlled company” for purposes of the NYSE listing rules. Pursuant to the “controlled company” exemption, we were not required to satisfy certain of the corporate governance rules of the NYSE, including the requirement that we maintain a Board of Directors containing a majority of directors who are “independent” for purposes of the

NYSE listed company rules or that our Nominating and Governance and Compensation and Benefits committees each consist solely of independent directors. As of March 25, 2014, we have ceased to be a “controlled company,” and no longer have the benefit of the controlled company exemption. Accordingly, we will become subject to all of the applicable NYSE corporate governance rules over a one-year phase-in period ending March 25, 2015, following which time our Board of Directors must consist of a majority of independent directors, and our Nominating and Governance and Compensation and Benefits committees must each consist solely of independent directors. We currently expect that we will meet such requirements well before the conclusion of the phase-in period.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers and 10% stockholder during 2013, and on written representations such reporting persons have provided to us, we believe that all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, executive officers, and 10% stockholder were complied with during 2013.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) provides a review of the compensation arrangements of our named executive officers. The following individuals were our named executive officers as of December 31, 2013:

Name	Position
Rodney O. Martin, Jr.	Chairman and Chief Executive Officer
Alain M. Karaoglan	Executive Vice President and Chief Operating Officer
Ewout L. Steenbergen	Executive Vice President and Chief Financial Officer
Maliz E. Beams	Chief Executive Officer, Retirement Solutions
Jeffrey T. Becker	Chief Executive Officer, Investment Management

Throughout this CD&A, we refer to the five executives above as our “named executive officers” or “NEOs,” and to Mr. Martin as our “Chief Executive Officer” or “CEO”.

Compensation Philosophy and Objectives

Before our IPO in May 2013, we were a wholly owned subsidiary of ING Group, and as a result the compensation packages of our named executive officers, while guided by U.S. compensation surveys and practices, were governed primarily by the compensation philosophy and objectives of ING Group, including the requirements imposed by the European Commission and the Kingdom of the Netherlands on the compensation practices of financial institutions. See “—Critical Compensation and Other Policies—Capital Requirements Directive”.

Since the IPO, we have been developing the compensation philosophy and objectives we intend to pursue as a standalone public company. Because, until March 2014, ING Group continued to hold a majority of our common stock, our initial approach has been similar in several respects to the principles historically followed by ING Group with respect to our management team, although we have begun to implement changes that we believe are more consistent with the compensation practices of the U.S. companies that we consider to be our peers. This includes an increasing emphasis on variable compensation elements, an effort to gradually move the level of our NEOs’ total compensation opportunities to approximate median levels when compared with our peers, and performance-based compensation more directly tied to business and individual performance results. We anticipate that it will take several years before we have fully implemented our intended approach to executive compensation, and in the meantime our practices are likely to retain a number of elements in common with the practices of ING Group, including, during periods in which we have been subject to such requirements, our required adherence to certain limitations on compensation ratios, limitations on performance-based equity compensation, and mandatory deferrals (in the form of time-vested equity awards) of a portion of annual incentive compensation amounts, in each case as mandated by regulations implemented by the European Commission and national banking regulators in the Netherlands. See “Critical Compensation and Other Policies—Capital Requirements Directive”. In this CD&A, we refer to these limitations as the “CRD Limitations”.

Together with the Board of Directors, the Compensation and Benefits Committee (which we sometimes refer to in this CD&A as the “Committee”) is responsible for determining our compensation philosophy in a manner consistent with applicable laws and regulations, and which we believe is appropriately reflective of best practices in the area of executive compensation.

Our executive compensation philosophy reflects the following principles:

•	Compensation programs should attract, retain and motivate executive talent in a manner that ensures that our investors receive an appropriate return on their investment in the Company.

•	NEO target levels for each element of compensation and for overall total direct compensation (base salary, annual cash and deferred equity-based incentives and long-term equity-based incentives) should be competitive with the compensation packages provided to similarly situated executives with comparable responsibilities at companies that compete with the Company for executive talent.

•	Compensation packages should facilitate long-term equity growth by aligning the interests of executives with the interests of our investors through emphasizing long-term equity-based compensation and by encouraging executive stock ownership.

•	Performance-based compensation should be a meaningful portion of total compensation and actual amounts earned should reward corporate, business unit and individual performance, within the boundaries of prudent risk management and all applicable regulatory considerations.

Our executive compensation plans and policies are designed to:

•	Ensure that competitive levels of compensation are paid when business targets are met.

•	Establish focused performance metrics that will reward executives for the most critical business objectives that drive long-term sustainable growth.

•	Encourage long-term share ownership.

•	Establish an appropriate approach to governance that reflects the needs of all stakeholders and include the Company’s right to claw back compensation in certain circumstances.

Elements of Compensation

The following table presents the principal elements of the compensation programs that applied to our named executive officers for 2013 and the objective each element was designed to achieve. The elements of compensation (described below) were designed to provide a variety of fixed and at-risk compensation related to the achievement of the Company’s short-term and long-term objectives.

Compensation Elements

Compensation Element	Objective/Purpose
Base salary	Compensates NEOs for the day-to-day services performed for the Company. Attracts and retains talented executives with competitive compensation levels.

Annual cash and deferred equity-based incentive compensation

Motivates executives to achieve performance goals selected for their potential to increase long-term stockholder value.

Promotes differentiation of pay based on business and individual performance and rewards executives for attaining annual objectives.

Long-term equity-based incentive compensation	Emphasizes equity-based compensation and creates a culture focused on long-term value creation.

Retirement, deferral and health and welfare programs	Addresses retirement needs of executives with competitive retirement programs. Aligns with philosophy of attracting and retaining talented individuals.

Perquisites and other benefits	We provide perquisites and other benefits similar to those provided by peer companies. Also aligns with philosophy of attracting and retaining talented individuals.

Review and Assessment of Compensation Policies

In 2013, following our IPO, the Company reviewed its executive compensation policies and practices in light of our emergence as a newly public U.S. company. The Compensation and Benefits Committee helped lead this assessment.

During 2013, the Committee retained Pay Governance LLC, to serve as its executive compensation consultant. Among other services, Pay Governance assisted and advised the Committee in connection with its review of executive compensation policies and practices.

Comparison Group

As part of its review, in 2013 the Committee established a comparison group of peer companies, with the assistance and advice of the Company’s management and Pay Governance. The Committee used this comparison group, in part, to evaluate the Company’s compensation policies and practices, and as a means by which to measure the compensation packages of its executives. In establishing the comparison group, the Committee considered numerous factors, including whether potential member companies competed with us in the same competitive labor market or in similar lines of business, the potential member company’s market capitalization (with a view to having the market capitalization of most comparison group companies be within 50% and 300% of the market capitalization of the Company), and various other factors, including the revenues, workforce size and assets under management or assets under administration of potential member companies.

For 2013, the comparison group of companies considered by the Committee (which we refer to in this CD&A as the “Comparison Group”) included the following companies:

• Ameriprise Financial Inc • Eaton Vance Corp • Genworth Financial Inc • Hartford Financial Services Group • Invesco Ltd. • Legg Mason, Inc. • Lincoln National Corp • Manulife Financial Corp	• Metlife Inc • T Rowe Price Group Inc • Principal Financial Group Inc • Prudential Financial Inc • Sun Life Financial Inc • Torchmark Corp • Unum Group

Surveys and Competitive Data

As part of its 2013 compensation review, the Committee also considered compensation data provided by a number of surveys and sources to determine the relative competitiveness of compensation programs as well as competitive levels of pay. These surveys included a diversified study of executive compensation in the insurance industry prepared by Towers Watson (which we refer to as the “Towers Watson Survey”) and a survey of investment management companies prepared by McLagan. For purposes of the McLagan survey, we used the following group of investment and asset management companies (which we refer to in this CD&A as the “IM Comparison Group”):

•     AEGON USA, LLC

•     American Century Investments

•     Babson Capital Management LLC

•     Columbia Management Investment Advisers, LLC

•     Conning Holdings Corp.

•     Delaware Investments

•     Eaton Vance Investment Managers

•     Janus Capital Group

•     Jennison Associates, LLC

•     Loomis, Sayles & Company, L.P.

•     MFS Investment Management

•     Morgan Stanley Investment Management

•     New York Life Investment Management LLC

•     Nuveen Investments

•     Old Mutual Asset Management

•     Oppenheimer Funds, Inc.

•     Principal Global Investors

•     Putnam Investments

•     Trust Company of the West

2013 Compensation

Base Salary

Base salary is an essential element of each NEO’s compensation package. With the exception of Mr. Becker, our NEOs’ base salaries for 2013 were established prior to our IPO, having been recommended by our Board of Directors and then approved by the ING Group Supervisory Board. Although Mr. Becker’s base salary for 2013 was initially determined in the same manner, as described below, this amount was reviewed and increased following our IPO.

In the case of Mr. Martin, base salary for 2013 was set forth in his employment agreement. The base salary for our other NEOs was established after considering several factors, including the NEO’s experience, the NEO’s 2012 performance, the NEO’s 2012 base salary and the competitiveness of that base salary as compared to internal peers and similarly situated executives at companies that compete with us for executive talent. In the case of Mr. Karaoglan, Mr. Steenbergen, and Ms. Beams, this included consideration of executive compensation paid by certain companies included in the Comparison Group, and a review of the Towers Watson Survey. Following our IPO, our Compensation and Benefits Committee reviewed each NEO’s base salary and, in the case of Mr. Becker, increased base salary for 2013. This increase was made after review of Mr. Becker’s total incentive opportunity as compared to similarly situated executives in the IM Comparison Group, with a view to increasing Mr. Becker’s total target compensation to be closer to the median for such group.

Further information regarding the salary of Mr. Steenbergen, a citizen of the Netherlands, who was on a long-term international assignment with the Company in the U.S. from January 1, 2010 until his transition to local employee status (his “localization”) on April 1, 2013, is provided below under “—Expatriate Arrangements and Localization of Mr. Steenbergen”.

The annual base salaries earned by the NEOs in 2013 were as follows: Mr. Martin—$1,000,000; Mr. Karaoglan—$700,000; Mr. Steenbergen—$605,768 (which amount includes $54,739 in tax equalization and also includes other amounts paid in respect of Mr. Steenbergen’s expatriate status prior to April 1, 2013); Ms. Beams—$679,167 (increased to $700,000 annually on March 16, 2013); and Mr. Becker—$422,538 (increased to $575,000 annually on November 15, 2013). Mr. Martin’s base salary was unchanged from his 2012 base salary. Mr. Karaoglan’s base salary for 2013 increased from $650,000 in 2012; Ms. Beams’ base salary increased from $600,000 in 2012; and Mr. Becker’s base salary increased from $400,000 in 2012. On April 1, 2013, in connection with his localization, Mr. Steenbergen’s base salary was established at $550,000 annually on April 1, 2013. This amount was an increase over Mr. Steenbergen’s base salary prior to April 1, 2013, excluding the effect of amounts Mr. Steenbergen was paid prior to April 1, 2013 in respect of his expatriate status.

Annual Cash and Deferred Equity-Based Incentive Compensation

Our annual incentive plan is designed to reward participants based on critical financial results and for their annual contributions to those results. Individual incentive awards are based on an annual evaluation of business performance and each NEO’s individual performance.

The annual incentive compensation payment with respect to 2013 was paid in March 2014. In this CD&A, references to 2013 annual incentive compensation awards are to the annual incentive compensation amounts that were paid to NEOs in March 2014, which were designed to recognize individual, Company and business unit performance during 2013. As described in more detail below, an NEO’s annual incentive award is determined after taking into account the performance of the Company under several financial measures and based on a qualitative assessment of individual performance and other factors considered relevant by the Compensation and Benefits Committee.

Mandatory Deferral of 2013 Annual Incentive Compensation. Because we continued to be majority-owned by ING Group until March 2014, our NEOs have been subject to an ING Group mandatory annual incentive award deferral plan under which portions of 2013 annual incentive amounts in excess of $132,651 were automatically deferred, with deferral amounts calculated based on a sliding scale ranging from 10% of the first $265,302 of annual incentive amounts to a maximum marginal deferral of 50% for annual incentive amounts in excess of $633,255. Amounts that were deferred were converted into restricted stock units (“RSUs”) granted under, and subject to the payment and other terms and conditions of, the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “Omnibus Plan”). The RSUs generally vest over four years from the date of grant, with 50% vesting on the second anniversary, 25% vesting on the third anniversary and 25% vesting on the fourth anniversary of the date of grant. Because of the rules of the Securities and Exchange Commission governing the presentation of executive compensation in registration statements, the amounts listed in the tables below under “—Compensation of Named Executive Officers” do not include deferred amounts of 2013 annual incentive compensation, because such amounts were paid through equity grants made after the end of the 2013 calendar year. Such tables do, however, reflect the portion of 2013 annual incentive compensation paid in cash (even though such amounts were also paid after the end of the 2013 calendar year), along with the deferred portion of 2012 annual incentive compensation, which was paid in the form of ING Group equity grants in March 2013 (and subsequently converted to Voya Financial equity grants at the time of our IPO in May 2013). In order to more clearly present the annual incentive compensation paid to our NEOs for 2013, a supplemental table is presented below under “—Annual Incentive Compensation Outcomes” which includes all annual incentive compensation paid to our NEOs for 2013, including cash and equity amounts, and which excludes amounts paid in the form of equity awards in respect of 2012 performance.

Determination of 2013 Annual Incentive Compensation. The Compensation and Benefits Committee determined 2013 annual incentive compensation for our NEOs by applying a multi-step process. First, the target annual incentive opportunity and maximum award was determined for each NEO, expressed as a percentage of their base salaries. Second, a preliminary payout amount for each NEO was established, based on the target opportunity amount and on company financial performance under three financial measures: ongoing business adjusted operating income before tax, ongoing business adjusted return on capital, and distributable earnings before holding company expense. Third, based on a qualitative assessment of each NEO’s performance on an individualized basis, the individual payout was determined. Each of these steps is described in more detail below:

Step 1: Establishment of Annual Incentive Compensation Target Opportunity and Maximum Award. Mr. Martin’s, Mr. Karaoglan’s and Mr. Steenbergen’s 2013 target and maximum annual incentive opportunities were determined under the terms of their respective employment agreements and offer letters. The 2013 target and maximum award opportunity for Ms. Beams was, in terms of percentage amounts of base salary, adjusted downwards from the amount provided in Ms. Beams’ offer letter. This adjustment was made as part of an increase to Ms. Beams’ base salary and total target compensation opportunity implemented for 2013, and established Ms. Beams’ target annual incentive amount at 100% of base salary, which is the same percentage amount as applies to Messrs. Martin, Karaoglan and Steenbergen. In each of the foregoing cases, the target and maximum annual incentive opportunities were determined prior to our IPO, however, following our IPO, the Compensation and Benefits Committee has become responsible for reviewing and approving the annual target and maximum incentive opportunity for each of our NEOs. The target and maximum annual incentive opportunities for Mr. Becker were determined by our Compensation and Benefits Committee in November 2013, in connection with a review of Mr. Becker’s overall compensation package.

The NEOs’ 2013 target and maximum annual incentive opportunities were reviewed by the Compensation and Benefits Committee with reference to the Towers Watson Survey and to the compensation amounts publicly disclosed by the Comparison Group (with respect to Messrs. Martin, Karaoglan, and Steenbergen, and Ms. Beams) and the IM Comparison Group (with respect to Mr. Becker). The target and maximum annual incentive amounts were considered as one element of our NEOs’ overall total direct compensation opportunity, and, based in part on this review, total direct compensation opportunities were set at or below median total target compensation as reflected in the comparative data.

Target incentive award opportunities for the NEOs in 2013, as a percentage of base salary, were as follows: Mr. Martin—100%; Mr. Karaoglan—100%; Mr. Steenbergen—100%; Ms. Beams—100%; and Mr. Becker—250%. Mr. Becker’s target incentive award was based on a percentage of his new base salary, as it was adjusted on November 15, 2013, rather than the base salary actually paid for 2013. The maximum 2013 incentive opportunity was capped at two times the target award opportunity for all NEOs except for Mr. Becker, whose maximum incentive opportunity was capped at three times the target award opportunity, reflecting market practice among the IM Comparison Group, as reflected in the survey of such companies conducted by McLagan.

The target incentive award opportunities of each of Messrs. Martin and Karaoglan were unchanged from their 2012 target annual incentive award opportunities. Ms. Beams’ target incentive award opportunity was decreased from 125% to 100%, in connection with an increase to Ms. Beams’ base salary in 2013, as described above. Mr. Steenbergen’s target incentive award opportunity was increased from 40% to 100% in connection with Mr. Steenbergen’s localization and Mr. Becker’s target incentive award opportunity was increased from 200% to 250% in November 2013, in connection with the increases to Mr. Becker’s overall compensation package.

Step 2: Establishment of Preliminary Annual Incentive Compensation Amounts. Preliminary annual incentive amounts were determined based on company performance in 2013 against target performance levels set by during the first quarter of 2013, based on business forecasts and projections. Because in 2013 these targets were set during the period prior to our IPO when we were still wholly owned by ING Group, these targets were set by our board of directors in consultation with, and subject to the approval of, ING Group. Achievement against these targets was assessed by our Compensation and Benefits Committee during the first quarter of 2014, following the availability of Company financial information for 2013.

For 2013 annual incentive awards, preliminary annual compensation amounts were based on the target annual incentive compensation amounts for each of our NEOs, and on the following three financial measures:

Ongoing Business Adjusted Operating Earnings Before Tax: Ongoing Business Adjusted Operating Earnings Before Tax is a measure which indicates the financial performance of our ongoing business, without the effect of period-to-period volatility that can be caused by DAC/VOBA and other intangibles unlocking and certain other notable items that we do not believe are indicative of its continuing performance. Ongoing Business Adjusted Operating Income is a non-GAAP financial measure. See our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on March 18, 2014 (the “Registration Statement”) under the caption “Business—Return on Operating Return on Capital Goal—Calculations and Reconciliations”.

Ongoing Business Adjusted Operating Return on Capital: Ongoing Business Adjusted Operating Return on Capital is a measure of how effectively we deploy capital in our ongoing business. Ongoing Business Adjusted Operating Return on Capital is a non-GAAP financial measure. See the Registration Statement under the caption “Business—Return on Operating Return on Capital Goal—Calculations and Reconciliations”.

Distributable Earnings Before Holding Company Expense: Distributable Earnings Before Holding Company Expense is a measure of how effectively we are generating capital and managing the capital structure of our business.

Measure	Weight	Minimum Performance for Payout	Performance for Target Payout	Performance for Maximum Payout	Actual Performance, as Reported(1)	Performance, As Adjusted for Compensation Purposes(2)	Payout as Percentage of Target
Ongoing Business Adjusted Operating Earnings Before Tax	35%	$909 million	$1,136 million	$1,363 million	$1,212 million	$1,165 million	113%
Ongoing Business Adjusted Operating Return on Capital	35%	6.5%	8.1%	9.7%	8.6%	8.3%	105%
Distributable Earnings Before Holding Company Expense(3)	30%	80%	100%	120%	N/A	127%	150%

Total	100%						120%

(1)	Actual performance amounts as reported in the Company’s press release announcing 2013 financial results.
(2)	Performance amounts reflecting adjustments to the reported amounts, which were determined by the Compensation and Benefits Committee to be not reflective of the ongoing performance of our business.
(3)	Expressed as a percentage of plan amounts.

Step 3: Individual assessment and determination of individual ICP award. Following determination of the preliminary annual incentive amounts, the Compensation and Benefits Committee qualitatively assessed each NEO’s performance based on performance objectives that included individualized qualitative performance goals and business line or functional area performance. In the case of NEOs other than Mr. Martin, the views of Mr. Martin with respect to such performance were considered by the Compensation and Benefits Committee as part of this assessment. The results of this assessment were as follows:

Mr. Martin significantly exceeded his goals and objectives that were set at the beginning of 2013. In assessing the performance of Mr. Martin, the Committee considered the Company results that were achieved under Mr. Martin’s leadership, in addition to a number of his other notable accomplishments in 2013. Key corporate and individual factors considered included the following:

•	Mr. Martin delivered solid financial results for the Company, which met or exceeded our targets, with Net Income available to shareholders driven by strong Ongoing Business Operating Earnings. Further, the Closed Block Variable Annuity performance was actively and effectively managed so as to protect regulatory and rating agency capital.

•	Ongoing Business Adjusted Operating Return on Equity for the year was increased to 10.3% during 2013, well on track to meet the year-end 2016 target of 12% to 13%.

•	Under Mr. Martin’s leadership, the Company achieved significant transformational objectives in 2013. Notably:

•	Our IPO was completed in May and a secondary offering of shares was completed in October, reducing ING Group’s ownership stake to approximately 57%.

•	We had strong stock performance in 2013, with our stock price increasing approximately 80% between our initial public offering and the end of the year.

•	Voya Financial completed its recapitalization plan, which included a $600 million primary equity offering in May; three debt offerings (with an aggregate principal amount of $2.15 billion); and the restoration of ordinary dividend capacity in our four principal insurance operating subsidiaries.

•	We introduced our new brand, Voya Financial, to employees, customers, clients, distribution partners and investors, and developed detailed plans for full operational rebranding in 2014.

Mr. Karaoglan significantly exceeded his key business objectives established for 2013. The Committee considered the following factors in assessing Mr. Karaoglan’s performance, in his capacity as a member of the OCEO:

•	Mr. Karaoglan significantly contributed to the financial results of the Company, which met or exceeded our targets with Net Income available to shareholders driven by strong Ongoing Business Operating Earnings. The Closed Block Variable Annuity performance was actively and effectively managed so as to protect regulatory and rating agency capital.

•	Ongoing Business Adjusted Operating Return on Equity for the year was increased to 10.3% during 2013, well on track to meet the year-end 2016 target of 12% to 13%.

•	Mr. Karaoglan significantly contributed to the achievement of key transformational objectives for the Company during 2013. He was one of the key drivers in the development of compelling investment narratives, based on capital and value creation, and prepared the Company to be publicly traded. As a result of his efforts, we completed our IPO in May and a secondary offering of shares in October, thus reducing ING Group’s ownership stake to approximately 57%.

Further,

•	We had strong stock performance in 2013, with our stock price increasing approximately 80% between our initial public offering and the end of the year.

•	The businesses and functions led by Mr. Karaoglan achieved meaningful business and strategic targets in 2013.

•	Investment Management realized profitability and margin levels that were at historic highs, all while concurrently undergoing significant cultural change.

•	The functions met or exceeded key targets and also underwent significant leadership changes, began a significant cultural transformation and launched Continuous Improvement so as to enable employees to improve the ways in which they work and thereby deliver tangible economic benefits.

•	Mr. Karaoglan also successfully led the efforts to develop and began to implement our plans to operationally rebrand, while maintaining our existing strong brand presence and awareness.

Mr. Steenbergen significantly exceeded our key business objectives for 2013. The Committee considered the following factors in assessing Mr. Steenbergen’s performance, in his capacity as a member of the OCEO:

•	Mr. Steenbergen significantly contributed to the financial results of the Company, which met or exceeded our targets, with Net Income available to shareholders driven by strong Ongoing Business Operating Earnings. Capital generation during 2013 significantly exceeded our plan. Further, the Closed Block Variable Annuity performance was actively and effectively managed so as to protect regulatory and rating agency capital.

•

Ongoing Business Adjusted Operating Return on Equity for the year was increased to 10.3% during 2013, well on track to meet the year-end 2016 target of 12% to 13%.Mr. Steenbergen helped to direct the achievement of significant transformational objectives for the Company during 2013. He significantly contributed to the development and communication of the Voya Financial story with key investors, regulators, research analysts and rating agencies. As a result of his efforts, we were able to complete our IPO in May and a secondary offering in October, thereby reducing ING Group’s ownership to approximately 57%.

•	We had strong stock performance in 2013, with our stock price increasing approximately 80% between our initial public offering and the end of the year.

•	Mr. Steenbergen led the achievement of meaningful business and strategic targets during 2013, which included significant capital management projects, the establishment of a high quality U.S. GAAP reporting function next to simultaneous IFRS reporting and insurance statutory reporting, the redomestication of SLDI, and the completion of the Voya Financial recapitalization plan, which included a $600 million primary equity offering in May; three debt offerings (with an aggregate principal amount of $2.15 billion); and the restoration of ordinary dividend capacity in our four principal insurance operating subsidiaries.

Ms. Beams met or exceeded her key business objectives for 2013. The Committee considered the following factors in assessing Ms. Beams’ performance, in her capacity as Chief Executive Officer of our Retirement Solutions businesses:

•	Under the leadership of Ms. Beams, the Retirement business outperformed our targets on key metrics (including adjusted operating earnings, adjusted operating return on capital and distributable earnings). These results were driven by increases in profitable sales, margin and capital efficiency efforts as well as recordkeeping change orders. Recordkeeping retention, however, was somewhat below our targets, although with minimal impact to 2013 earnings.

•	Ms. Beams led the Annuities business to outperform on all key metrics (including adjusted operating earnings, adjusted operating return on capital and distributable earnings), except with respect to the lapse rate of one product which was slightly below our target.

•	Ms. Beams also notably contributed to the achievement of key strategic objectives for the Company during 2013, including continued rollout of our Retirement Readiness strategy and integrating cross-organizational capabilities.

Mr. Becker exceeded his key business objectives for 2013. The Committee considered the following factors in assessing Mr. Becker’s performance, in his capacity as Chief Executive Officer of our Investment Management businesses:

•	Under Mr. Becker’s leadership, Investment Management exceeded its targets and made important strategic advances. These included driving enhanced coordination and cross business development with Retirement and Insurance; leveraging the rebuilt and repositioned retirement, retail, and institutional distribution organizations to achieve industry-level productivity; focusing and prioritizing of products and strategies to achieve scale; significant margin expansion, retention and engagement with staff with a focus on investment talent; and driving profitable growth and distributable earnings consistent with growth objectives.

•	Mr. Becker also led Investment Management to significant asset growth during 2013. The Institutional and Retail Intermediary businesses had solid year-over-year growth in sales across products, with a series of notable wins. The business continued to grow its capabilities in the area of 529 College Savings Plans and Defined Contribution Investment Only mandates.

Following this assessment, the Compensation and Benefits Committee considered the total 2013 compensation package being proposed for each NEO, including long-term incentive amounts and the amount of 2013 annual incentive amounts that would be subject to mandatory deferral as described above. Following this review and assessment, the Compensation and Benefits Committee adjusted the annual compensation amount payable to each NEO to between 100% and 167% of the preliminary payout determined pursuant to Step 2, above.

Annual Incentive Compensation Outcomes

The following table presents, for each NEO, the results of the foregoing annual incentive award determination, the target annual incentive compensation for 2013 and the amount of the award paid in the form of cash and deferred equity (for a discussion of incentive deferral requirements, see—Mandatory Deferral of 2013 Annual Incentive Compensation). The cash component of 2013 incentive compensation awards was paid in March 2014, and the equity grants were made at the same time. As discussed above, due to SEC rules, the “—Summary Compensation Table”, below, and the related tables, do not include the value of the equity grants made in 2014 in respect of 2013 annual incentive compensation, but do include the grant date fair value (as determined under FASB ASC Topic 718) of the deferred portion of 2012 annual incentive compensation granted to our NEOs in March 2013 under the ING Group LSPP (as defined below) and subsequently converted to RSUs under the Omnibus Plan as of the date of our IPO.

Name	2013 Target Annual Incentive	2013 Preliminary Annual Incentive Amount Based on Financial Measures Described Above	2013 Actual Incentive Award
			Cash Payment	Deferred Equity(1)	Total Annual Incentive Payment
Rodney O. Martin, Jr.	$1,000,000	$1,200,000	$1,185,711	$814,289	$2,000,000
Alain M. Karaoglan	$700,000	$840,000	$885,711	$514,289	$1,400,000
Ewout L. Steenbergen	$550,000	$660,000	$735,711	$364,289	$1,100,000
Maliz E. Beams	$700,000	$840,000	$745,711	$374,289	$1,120,000
Jeffrey T. Becker	$1,437,500	$1,725,000	$1,048,211	$676,789	$1,725,000

(1)	The portion of the annual incentive award that was automatically deferred and converted into grants of RSUs under the Omnibus Plan vest over four years from the date of grant, with 50% vesting on the second anniversary, 25% vesting on the third anniversary and 25% vesting on the fourth anniversary of the date of grant.

Long-Term Equity-Based Incentive Compensation

Equity compensation is an important element of executive compensation, because it helps to align executive pay with the performance of our stock, and in turn the interests of our stockholders. We currently seek to achieve this objective through the payment of a portion of our NEO’s compensation in the form of time-vested equity awards. The size of each award is generally based on each NEO’s individual performance during the year preceding the grant date.

We have historically made grants of equity-based awards in March, in respect of prior-year performance. In March 2013 we had not yet completed our IPO and were not yet a publicly traded company, and we therefore followed our historical practice of granting equity-based awards in the form of plan shares of ING Group. In 2013, these plan shares were awarded under the ING Group Long-Term Sustainable Performance Plan (“LSPP”). Upon the closing of our IPO in May 2013, 2013 awards granted to our NEOs under the LSPP were converted to Voya Financial awards granted under the Omnibus Plan, at a conversion ratio based on our IPO price of $19.50 per share and ING Group shares valued based upon an average market price over the five trading-day period immediately before our IPO. For equity awards granted in 2014 and subsequent years, we intend to make grants on the date of the first scheduled meeting of our Compensation and Benefits Committee following the publication of our financial results for the preceding year. If such grants are subject to a further approval requirement, as is the case for awards made in 2014 that are subject to the approval of the ING Group Supervisory Board (see “—Approval of Compensation Arrangements by Supervisory Board of ING Group”), then the grant date would be the date of such subsequent approval, although the determination of the price basis for such awards would be the date of the earlier Committee meeting.

Upon conversion of their 2013 LSPP awards to Voya Financial awards, our NEOs received time-vested RSUs issued under the Omnibus Plan that vest over a four-year period, with the first 50% vesting on the second anniversary of the original LSPP grant, and an additional 25% vesting on each of the third and fourth such anniversary. The number of LSPP awards granted to our NEOs in 2013 was based initially on a target award amount, expressed as a percentage of base salary, which was either set forth in their individual employment agreements, or was determined by our board of directors and approved by ING Group, based on reviews of market competitiveness and on individual performance.

The NEOs’ long-term equity awards granted in 2013 were considered for adjustment, either upwards or downwards, from 2012 levels, based on an assessment of individual performance during 2012. Mr. Martin, Mr. Karaoglan, Mr. Steenbergen, Ms. Beams and Mr. Becker received long-term incentive awards in 2013 in the following amounts: Mr. Martin—$1,220,000; Mr. Karaoglan—$825,500; Mr. Steenbergen—$308,238; Ms. Beams—$1,170,000; and Mr. Becker—$600,000. Although these amounts were granted in respect of 2012 performance, because of the rules of the Securities and Exchange Commission governing the presentation of executive compensation in registration statements, such amounts appear in the “—Summary Compensation Table” and other tables below under “—Executive Compensation” as compensation for 2013, because such awards were granted during 2013.

Our equity-based awards granted under the Omnibus Plan are calculated and communicated to our NEOs based on various internal factors and qualifications, and are similar to award measurements used by companies that compete with us for executive talent. These internally communicated amounts do not necessarily reflect the “grant date fair value” of these awards (computed in accordance with FASB ASC Topic 718) which are required to be included in the “—Summary Compensation Table”, below.

For each of our NEOs other than Mr. Martin, target long-term equity awards with respect to 2013 performance were set or reviewed by the Compensation and Benefits Committee during 2013, with reference to the Towers Watson Survey and to the compensation amounts publicly disclosed by the Comparison Group (with respect to Messrs. Karaoglan, and Steenbergen, and Ms. Beams) and the IM Comparison Group (with respect to Mr. Becker). The target long-term equity incentive amounts were considered as one element of our NEOs’ overall total direct compensation opportunity, and, based in part on this review, total direct compensation opportunities were set at or below median total target compensation as reflected in the comparative data. Our NEO target long-term equity incentive amounts for 2013, expressed as a percentage of base salary, were 200% for each of Messrs. Karaoglan and Steenbergen, and for Ms. Beams, and 250% for Mr. Becker. Mr. Martin did not have a specific long-term equity incentive target for 2013.

In 2014, long-term incentive awards to our NEOs were made on the basis of an evaluation of individual performance during 2013, which evaluations are described above under “Step 3” of Annual Incentive Compensation determination process. Based on those evaluations, Mr. Martin, Mr. Karaoglan, Mr. Steenbergen, Ms. Beams and Mr. Becker each received long-term incentive awards in 2014 in the following amounts: Mr. Martin—$4,000,000; Mr. Karaoglan—$1,712,000; Mr. Steenbergen—$1,188,000; Ms. Beams—$1,120,000; and Mr. Becker—$1,437,500. Although these amounts were granted in respect of 2013 performance, because of the rules of the Securities and Exchange Commission governing the presentation of executive compensation in registration statements, such amounts do not appear in the “—Summary Compensation Table” and other tables below under “—Executive Compensation” as compensation for 2013, because such awards were granted during 2014.

Long-term incentive awards were granted to our NEOs in the form of time-vested RSUs issued under the Omnibus Plan that vest over a four-year period, with the first 50% vesting on the second anniversary of the grant date, and an additional 25% vesting on each of the third and fourth such anniversary.

ING Group Equity Awards in Prior Years

Prior to our IPO, all long-term equity-based awards granted to our NEOs and other U.S. employees were granted in plan shares of ING Group. In addition to pre-IPO grants that were made under the LSPP, we previously granted long-term equity-based awards under two other ING Group plans: options were granted under the ING Group Standard Share Option Plan (the “GSOP”) and performance shares and options were granted under the ING Group Long-Term Equity Ownership Plan (the “LEO Plan”). Beginning in March 2011, we granted equity-based awards under the LSPP in the form of performance shares and deferred shares. The Company also granted restricted American Depositary Share (“ADS”) units of ING Group and restricted performance units under the ING America Insurance Holdings, Inc. Equity Compensation Plan (the “Equity Plan”). Some of the NEOs continue to have outstanding awards under the GSOP, the LEO Plan, the LSPP and the Equity Plan, as set forth in the table entitled “—Outstanding Equity Awards Table at 2013 Year End”.

Approval of Compensation Arrangements by Supervisory Board of ING Group

Pursuant to the requirements of the Capital Requirements Directive (“CRD”) of the European Commission, and the related implementing legislation and instruments of the Kingdom of the Netherlands, as a majority-owned subsidiary of ING Group, prior to March 25, 2014 we were required to submit all compensation of “identified staff” for purposes of CRD (which includes all of our NEOs) to the approval of the Supervisory Board of ING Group (“Supervisory Board”). This arrangement, which is also formalized in our Shareholder Agreement with ING Group, applied for as long as we were subject to CRD.

During the period between our IPO and December 31, 2013, the only such submission to the Supervisory Board relating to the compensation of our NEOs was in respect of changes to the compensation package of Mr. Becker. Such changes were approved by our Compensation and Benefits Committee in October 2013 and subsequently approved by the Supervisory Board. In addition, all annual incentive compensation amounts and long-term equity-based incentive compensation paid or awarded to our NEOs in 2014 in respect of 2013 performance was also subject to Supervisory Board approval.

Health and Insurance Plans

Our NEOs are currently eligible to participate in Company-sponsored benefit programs, offered on the same terms and conditions as those made generally available to all full-time and part-time employees. Basic health, life insurance, disability benefits and similar programs are provided to give employees access to healthcare and income protection for themselves and their family members. The NEOs also have access to a supplemental long-term disability program, facilitated by the Company, generally available to a broad group of highly paid Company employees on an elective basis. The cost of participating in the supplemental disability program is borne entirely by each NEO. Mr. Steenbergen became eligible to participate in these programs in connection with his localization in 2013. See “—Expatriate Arrangements and Localization of Mr. Steenbergen” for more information relating to Mr. Steenbergen’s health and welfare benefits before his localization.

Tax-qualified and Non-qualified Retirement and Other Deferred Compensation Plans

Our NEOs generally are eligible for the same retirement benefits as full-time and part-time employees under the Company’s broad-based, tax-qualified retirement plans. As described further in the narrative description preceding the table entitled “—Pension Benefits in 2013”, below, the Company sponsors the Retirement Plan, a tax-qualified, noncontributory, cash balance formula, defined benefit pension plan for eligible employees. See the narrative below under “Pension Benefits”.

The Company also sponsors the ING U.S. Savings Plan and ESOP (the “401(k) Plan”), a tax-qualified defined contribution plan with an employee stock ownership plan feature. Under the 401(k) Plan, the Company will match 100% of a participant’s contribution up to six percent of eligible compensation.

In addition to the tax-qualified retirement benefits described above, the Company also maintains the ING U.S. Supplemental Executive Retirement Plan (the “SERP”) and the ING U.S. 409A Deferred Compensation Savings Plan (the “DCSP”). The SERP and the DCSP permit our NEOs (including Mr. Steenbergen who became eligible to participate in the DCSP in connection with his localization) and certain other employees whose participation in our tax-qualified plans is limited due to compensation and contribution limits imposed under the Internal Revenue Code (the “Code”), to receive the benefits on a non-qualified basis that they otherwise would have been eligible to receive under the Retirement Plan and the 401(k) Plan if it were not for the compensation and contribution limits set under the Internal Revenue Code. For purposes of determining benefits under the SERP and the DCSP, eligible compensation is limited to three times the Internal Revenue Code compensation limit, which was $255,000 for 2013.

See the narrative description preceding the table entitled “—Pension Benefits in 2013” for more detail of the Retirement Plan and the SERP. See the narrative description preceding the table entitled “—Nonqualified Deferred Compensation Plans Table for 2013” for more detail of the DCSP.

Also, see “—Expatriate Arrangements and Localization of Mr. Steenbergen” for more information relating to Mr. Steenbergen’s retirement benefits.

Perquisites and Other Benefits

During 2013, we provided the NEOs with Company-selected independent advisors to assist them with financial planning, tax and legal issues. In addition, certain of our NEOs have personal use of a company car and driver (principally for commuting purposes), and in certain cases the Company provided travel-related perquisites, including for spousal travel. In addition, our NEOs occasionally have personal use of tickets held by the Company at sporting or entertainment events, at no incremental cost to the Company. See “—All Other Compensation Table for 2013”, below, for additional information concerning perquisites. In addition, see “—Expatriate Arrangements and Localization of Mr. Steenbergen” for more information relating to Mr. Steenbergen’s pre-localization perquisites.

Deal Incentive Awards

Prior to our IPO, we granted certain one-time incentive award opportunities (“Deal Incentive Awards”) to each of the NEOs and to certain other employees to encourage the achievement of ING Group’s and the Company’s goal of successfully executing an initial public offering of the Company’s common stock. The terms and conditions of the Deal Incentive Awards are set forth in award letters or, in the case of Messrs. Martin and Karaoglan, set forth in their respective employment agreement or offer letter. With the exception of the deal incentive awards of Messrs. Martin and Karaoglan, the Deal Incentive Awards were payable in the form of RSUs issued under the Omnibus Plan, one half of which vested during 2013, upon the closing of our IPO and the subsequent expiration of the associated underwriters’ lock-up period applicable to our common stock. The second half of the deal incentive RSUs vested in January 2014.

The Deal Incentive Awards of Mr. Martin and Mr. Karaoglan included a cash payment of $2,000,000 and $666,667, respectively, which became payable upon the completion of our IPO in May 2013, and an equity component consisting of RSUs which vest ratably as ING Group continues to sell its holdings of our common stock. The first such vesting occurred in October 2013 and the second such vesting occurred in March 2014. See the narrative descriptions under “—Compensation of Named Executive Officers—Grants of Plan-Based Awards—Deal Incentive Awards” and “—Employment Agreements” for a description of the material terms of the Deal Incentive Awards.

Expatriate Arrangements and Localization of Mr. Steenbergen

Mr. Steenbergen is a citizen of the Netherlands who served in the United States from January 1, 2010 through March 31, 2013 pursuant to a long-term international assignment from ING Group. On April 1, 2013, Mr. Steenbergen was localized and became an employee of the Company. With respect to Mr. Steenbergen’s service as an expatriate, the Company followed the ING Group International Assignments Long-Term Assignment Policy (the “LTAP”), which provides executives on long-term international assignments with additional benefits to ensure they have approximately the same relative spending power in the host country as they would have had in their home country. Under the LTAP, the Company operates a “net pay policy”, to which tax equalization applies. This is designed to ensure that assignees pay no more or less tax than would have been payable if they had remained solely in their home country. Also under the LTAP, Mr. Steenbergen received benefits to compensate him for certain expenses and cost differentials attributable to his expatriate status, as well as amounts to cover the taxes on those benefits. These benefits are described in more detail in the footnotes to the “—Summary Compensation Table” and “—All Other Compensation for 2013” table. Mr. Steenbergen’s expatriate benefits applied only until April 1, 2013, when Mr. Steenbergen was localized.

For the first three months of 2013, Mr. Steenbergen participated in ING Group health care and insurance programs that are generally available to all expatriates on assignment with the Company. He also participated in the ING Directors’ Pension Scheme during that time, the Dutch tax-qualified, contributory defined benefit pension plan in which similarly situated employees of ING Group are eligible to participate. Upon Mr. Steenbergen’s localization on April 1, 2013, his compensation and benefits were aligned with practices for local U.S. employees. See “—Employment Agreements—Employment Agreement of Mr. Steenbergen”.

Critical Compensation and Other Policies

Tax Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code, a public company generally may not deduct compensation in excess of $1 million paid to its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer). Until the expiration of the post-IPO transition period provided by the rules and regulations of the Internal Revenue Code, compensation awarded under a pre-IPO plan or arrangement is generally exempt from the deduction limits of Section 162(m), unless such plan or arrangement is materially amended or certain other events occur.

For compensation that is not otherwise exempt from Section 162(m), amounts paid to the aforementioned officers will only be exempt from the deduction limit to the extent that it complies with the conditions set forth in Section 162(m) and the related Treasury regulations, including that such compensation be based on the satisfaction of performance conditions and be submitted for the approval of our stockholders. Until March 2014, we were subject to the CRD Limitations that prohibited us from granting equity incentive awards, including under the Omnibus Plan, that are subject to performance conditions. Nevertheless, our Compensation and Benefits Committee seeks to minimize the impact of Section 162(m), while maintaining overall NEO compensation packages that it deems to be in the interests of the Company and adhering to the requirements of the CRD Limitations while they were applicable to us. See “—Capital Requirements Directive”. The Company reserves the right to pay in the future compensation that is not exempt from the deduction limit, when it deems such compensation to be in the interests of the Company.

Under Section 162(m)(6) of the Internal Revenue Code, which was introduced as part of the 2010 Affordable Care Act, certain health insurance providers cannot deduct compensation for any employees in excess of $500,000. The Company has determined that it is not subject to Section 162(m)(6) for calendar years 2010 through 2013. The Department of the Treasury issued proposed regulations under Section 162(m)(6) in 2013, but those regulations have not been finalized. The Company is continuing to monitor this issue and will determine whether the Section 162(m)(6) limitations will apply in the future based on that guidance. To the extent that the Company is subject to any of these limits on deductibility of compensation, the Company reserves the right to approve non-deductible compensation.

Compensation Recoupment Policies

Certain elements of our NEOs’ compensation packages are subject to recoupment or being “clawed back” or “held back” under certain circumstances. Under both the CRD policies described below (which became applicable to the Company on January 1, 2012) and the terms of the LSPP (pursuant to which both performance plan shares and deferred plan shares of ING Group have been granted), ING Group has the right to claw back awards previously settled with or paid to our NEOs, or hold back awards previously made to our NEOs that have not yet vested if (i) activities conducted under the responsibility of the NEO, including fraud or malfeasance, led to a material restatement of ING Group’s or the Company’s annual accounts or resulted in significant reputational harm to ING Group or any of its subsidiaries or affiliates, (ii) the Company undergoes significant adverse changes in its economic and regulatory capital base or (iii) the Company or one of its business lines suffers a significant failure in risk management. Grants of Company RSUs to the NEOs made pursuant to the Omnibus Plan are subject to similar clawback provisions in respect of the Company.

Capital Requirements Directive

The European Commission’s CRD affects compensation disclosures and practices in financial services companies, which all EU member states are required to implement and enforce. One objective of CRD is to ensure that the total compensation and mix of fixed to variable compensation paid to key “Identified Staff” are consistent with CRD, as implemented by each EU nation and in alignment with the companies’ risk management practices and policies. Other objectives of CRD include the incorporation of recoupment or “clawback” provisions into compensation programs in which our NEOs participate, and the maintenance of an adequate capital base by the institutions subject to CRD. These policies provide for the Company to make adjustments to reduce current or prior year variable compensation based on significant changes in the Company’s risk profile. In the Netherlands, the Dutch National Bank oversees the implementation of and compliance with CRD.

CRD has already been widely implemented across ING Group’s Europe-based financial services businesses. Under ING Group’s agreement with the DNB, from January 1, 2012 the CRD requirements applied to certain Company employees, referred to as “Control Function” employees and “Identified Staff”. Control Function employees include the heads of the corporate audit services, finance, human resources, compliance, risk management and legal departments and individuals they supervise, in each case, who may have a material impact on the Company’s risk profile. Identified Staff, who may also be Control Function employees, include employees who may have a material impact on the Company’s risk profile. Performance metrics for Control Function employees generally could not be directly linked to financial objectives related to their departments and variable-to-fixed pay could not exceed certain ratios.

Under CRD as it applied for 2013 compensation, the compensation packages of Identified Staff were subject to specified parameters, including that (i) variable-to-fixed pay may not exceed certain ratios, and (ii) variable pay must be composed of at least 50% long-term incentives for Identified Staff (other than those in Investment Management) and must be composed of at least 30% long-term incentives for those Identified Staff in Investment Management.

For 2013, the Company had approximately 40 “Identified Staff”, including all of the NEOs, whose total compensation packages were required to conform with CRD.

As of March 2014, when ING Group ceased to hold a majority of our outstanding stock, we have ceased to be subject to CRD requirements.

Relationship of Compensation Policies and Practices to Risk Management

The Company adheres to compensation policies and practices that are designed to support a strong risk management culture. We have reviewed the Company’s compensation programs, policies and practices for employees and have determined that those programs, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation of Named Executive Officers

Summary Compensation Table

The following table presents the cash and other compensation for our NEOs for 2013, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)		Bonus(2)		Stock Awards(3)			Non-Equity Incentive Plan Compensation(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)		All Other Compensation(6)		Total
Rodney O. Martin, Jr., CEO	2013		$1,000,000		$—		$7,598,688	(7)		$3,185,711		$29,903		$67,868		$11,882,170
	2012 2011	$ $	1,000,000 746,212	$ $	— —	$ $	923,129 —		$ $	816,116 585,536	$ $	30,209 —	$ $	58,780 84,231	$ $	2,828,234 1,415,979

Alain M. Karaoglan, EVP & COO	2013		$700,000		$—		$2,961,939	(7)		$1,552,378		$23,828		$62,395		$5,300,540
	2012 2011	$ $	650,000 452,292	$ $	— —	$ $	923,129 381,980		$ $	593,866 585,536	$ $	28,809 —	$ $	59,529 28,188	$ $	2,255,333 1,447,996

Ewout L. Steenbergen, EVP & CFO	2013		$605,768		$—		$1,081,229			$735,711		$94,001		$637,818		$3,154,527
	2012 2011	$ $	498,861 438,139	$ $	— 164,128	$ $	314,575 235,236		$ $	281,032 267,933	$ $	820,688 172,514	$ $	680,376 796,113	$ $	2,595,532 2,074,063

Maliz E. Beams, CEO, Retirement Solutions	2013		$679,167		$—		$2,852,755			$745,711		$27,493		$64,881		$4,370,007
	2012		$600,000		$—		$772,227			$766,116		$29,628		$57,723		$2,225,694

Jeffrey T. Becker, CEO Investment Management	2013		$422,538		$—		$1,596,793			$1,048,211		$0		$62,168		$3,129,710
	2012 2011	$ $	391,667 350,000	$ $	216,690 198,367	$ $	856,429 959,285		$ $	681,116 695,536	$ $	293,510 235,762	$ $	58,809 51,975	$ $	2,498,221 2,490,925

(1)	Amounts in this column represent salary that was actually paid to each NEO during the listed calendar year. Mr. Steenbergen’s salary comprises three elements: (i) his net pay under the LTAP for periods prior to April 1, 2013; (ii) tax equalization payments for periods prior to April 1, 2013 (amounting to $54,739, $163,787 and $149,780 in 2013, 2012 and 2011, respectively); and (iii) regular base salary for periods after Mr. Steenbergen’s localization on April 1, 2013. See “—2013 Compensation—Expatriate Arrangements and Localization of Mr. Steenbergen,” above.
(2)	Amounts in this column reflect the portions of a cash retention award that became vested and were paid in September 2011 and (in the case of Mr. Becker) September 2012.
(3)	Amounts in this column include the grant date fair value calculated in accordance with FASB ASC Topic 718 of: (i) for 2013, time-vested awards granted to the NEOs under the LSPP and Equity Plan and subsequently converted to RSUs under the Omnibus Plan at the time of our IPO, including a component representing the portion of each NEO’s annual incentive that was subject to automatic deferment, and in each case in respect of 2012 performance; (ii) for 2012 and 2011, time-vested awards granted to the NEOs under the LSPP and the Equity Plan and subsequently converted to RSUs under the Omnibus Plan at the time of our IPO, including a component representing the portion of each NEO’s annual incentive that was subject to automatic deferment, and in respect of 2011 and 2010 performance, respectively; and (iii) Deal Incentive Awards that were awarded in the form of time-vested RSUs.
(4)	Amounts in this column include, for Mr. Martin and Mr. Karaoglan, $2,000,000 and $666,667, respectively, reflecting the cash portion of their Deal Incentive Awards that became payable upon the completion of our IPO in May 2013. Amounts in this column for all NEOs include the cash portion of the annual incentive awarded for prior-year performance. An additional portion of each award made for 2013 performance (and granted in 2014) has been deferred in the form of time-vested RSUs issued under the Omnibus Plan, which vest between 2015 and 2017. Pursuant to SEC rules, the value of such RSUs is not included in this table because they were not awarded during the 2013 calendar year.
(5)	Amounts in this column represent the net changes in actuarial present value under the Retirement Plan and the SERP (and, with respect to Mr. Steenbergen, the Directors’ Pension Plan). See the “—Pension Benefits in 2013” table below for more detail. Approximately 82% ($693,405) of the change in the present value of the accumulated pension benefit of Mr. Steenbergen from December 31, 2011 to December 31, 2012 is due solely to the change in the discount rate from 5.50% to 3.70%.
(6)	Amounts in this column for Mr. Steenbergen include a market value payment of $400,000 pursuant to terms of Mr. Steenbergen’s localization in April 2013 and certain amounts payable prior to his localization in accordance with the LTAP. See “—2013 Compensation—Expatriate Arrangements and Localization of Mr. Steenbergen,” above. All amounts in this column are described in more detail in the table below entitled “—All Other Compensation Table for 2013”.
(7)	This amount includes the effect of revaluing the Deal Incentive Awards granted to Messrs. Martin and Karaoglan in July 2013, upon the extension of the latest vesting date applicable to such awards, in order to reflect the terms of the 2012 Restructuring Plan of ING Group. See “Item 1. Business—Plan of Divestment from ING Group” in the Original Filing. Deal Incentive Awards for all other NEOs have been valued at the price to the public in our IPO, because no change was made to the terms of such awards. If valued at the date of the IPO, the grant date fair value of stock awards to Messrs. Martin and Karaoglan during 2013 would have been lower by $2,159,998 and $719,999, for aggregate grant date fair values of $5,438,690 and $2,241,940, respectively. As of December 31, 2013, 40,448 and 13,483 of the RSUs awarded to Mr. Martin and Mr. Karaoglan, respectively, in respect of Deal Incentive Awards, having a grant date fair value of $1,214,653 and $404,894, had vested.

All Other Compensation Table for 2013

Name	401(k) Employer Match(1)	DCSP Employer Match(2)	Financial Tax Services(3)	Gross- Ups(4)	Other(5)	Total
Rodney O. Martin, Jr.	$15,600	$30,600	$15,968	$2,585	$3,114	$67,868
Alain M. Karaoglan	$15,600	$30,600	$15,968	$—	$227	$62,395
Ewout L. Steenbergen	$15,300	$9,450	$—	$85,897	$527,171	$637,818
Maliz E. Beams	$9,200	$36,700	$15,968	$—	$3,013	$64,881
Jeffrey T. Becker	$15,600	$30,600	$15,968	$—	$—	$62,168

(1)	See the narrative under “—Retirement and Other Deferred Compensation Plans” for a description of the material terms of the 401(k) Plan. For Messrs. Martin, Karaoglan and Becker, this amount includes $300 correction payment with respect to the prior year.
(2)	See the narrative under “—Retirement and Other Deferred Compensation Plans” for a description of the material terms of the DCSP.
(3)	Amounts in this column represent the amounts actually paid by the Company, on behalf of each NEO, to the Company-selected financial advisor in 2013.
(4)	The Company provided tax gross-ups to Mr. Steenbergen in accordance with the LTAP for periods prior to Mr. Steenbergen’s localization on April 1, 2013. These include reimbursements for taxes associated with his housing allowance ($45,878); his home leave allowance ($14,815); tuition and other educational expenses for his children ($24,437); and long-term incentive vesting ($768).
(5)	The amount in this column for Mr. Steenbergen includes (i) a market value allowance of $400,000 paid in connection with Mr. Steenbergen’s localization in April 2013, (ii) a tax protection payment pursuant to the LTAP of $32,665 in respect of the exercise of options during 2013 and (iii) the sum of the expatriate benefits provided to Mr. Steenbergen under the LTAP prior to his localization. These include a housing allowance ($45,000), tuition and other educational and related expenses for his children ($24,300), and home leave allowance covering the cost of travel for Mr. Steenbergen and his family to travel to the Netherlands ($16,699). For more detail, see the narrative description under “—2013 Compensation—Expatriate Arrangements and Localization of Mr. Steenbergen,” above.

Amounts in this column also include the following perquisites: (i) for Mr. Martin, Mr. Karaoglan and Mr. Steenbergen, the expense to the Company associated with the respective NEO’s personal use of a Company car and driver, the amount of which has been calculated based on an allocation of the total cost associated with the car and driver between business and personal usage, based on total miles driven; and (ii) for Mr. Martin and Ms. Beams, incremental expenses associated with travel perquisites, including for spousal travel. Personal usage of the car and driver was principally for commuting purposes. In addition, during 2013, several of our NEOs had personal use of tickets held by the Company to sporting and entertainment events, at no incremental expense to the Company.

Grants of Plan-Based Awards

The table below presents individual grants of awards made to each NEO during 2013.

Grants of Plan-Based Awards Table for 2013

Name	Grant Type	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Other Stock Awards	Grant Date Fair Value of Stock Awards(2)
			Threshold	Target	Maximum	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Rodney O. Martin, Jr.	Omnibus Plan—Converted LSPP Long-Term Incentive Shares	5/7/2013				—	56,482	56,482		$1,048,588
	Omnibus Plan—Converted LSPP Deferred Shares (Mandatory Deferral of portion of Annual ICP Award)	5/7/2013				—	21,013	21,013		$390,106
	Deal Incentive Award(3)	7/25/2013					205,128	205,128		$6,159,994
	Annual Incentive Plan			$1,000,000	$2,000,000

Alain M. Karaoglan	Omnibus Plan—Converted LSPP Long-Term Incentive Shares	5/7/2013				—	38,218	38,218		$709,517
	Omnibus Plan—Converted LSPP Deferred Shares (Mandatory Deferral of portion of Annual ICP Award)	5/7/2013				—	10,724	10,724		$199,091
	Deal Incentive Award(3)	7/25/2013					68,376	68,376		$2,053,331
	Annual Incentive Plan			$700,000	$1,400,000

Ewout L. Steenbergen	Omnibus Plan—Converted LSPP Long-Term Incentive Shares	5/7/2013				—	14,270	14,270		$264,922
	Omnibus Plan—Converted LSPP Deferred Shares (Mandatory Deferral of portion of Annual ICP Award)	5/7/2013				—	878	878		$16,300
	Deal Incentive Award(3)	5/7/2013					41,026	41,026		$800,007
	Annual Incentive Plan			$550,000	$1,100,000

Maliz E. Beams	Omnibus Plan—Converted LSPP Long-Term Incentive Shares	5/7/2013				—	54,167	54,167		$1,005,610
	Omnibus Plan—Converted LSPP Deferred Shares (Mandatory Deferral of portion of Annual ICP Award)	5/7/2013				—	18,699	18,699		$347,147
	Deal Incentive Award(3)	5/7/2013					76,923	76,923		$1,499,999
	Annual Incentive Plan			$700,000	$1,400,000

Name	Grant Type	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Number of Other Stock Awards	Grant Date Fair Value of Stock Awards(2)
			Threshold	Target	Maximum	Threshold Number of Shares	Target Number of Shares	Maximum Number of Shares
Jeffery T. Becker	Omnibus Plan—Converted LSPP Long-Term Incentive Shares(4)	5/7/2013				—	13,899	13,899		$257,849
	Omnibus Plan—Converted LSPP Deferred Shares (Mandatory Deferral of portion of Annual ICP Award)	5/7/2013				—	14,763	14,763		$274,075
	Converted ADS Units(4)	5/7/2013					—	—	14,126	$264,863
	Deal Incentive Award(3)	5/7/2013				—	41,026	41,026		$800,007
	Annual Incentive Plan			$1,437,500	$2,875,000

(1)	Grant date is based upon the date of grant of converted awards under the Omnibus Plan, not that of the original award that was subject to conversion. For Messrs. Martin and Karaoglan, the grant date of their respective Deal Incentive Awards is the date upon which such awards were revalued for accounting purposes in July 2013, upon the extension of the latest vesting date applicable to such awards, in order to reflect the terms of the 2012 Restructuring Plan of ING Group. See “Item 1. Business—Plan of Divestment from ING Group” in the Original Filing. Deal Incentive Awards for all other NEOs have a grant date of May 7, 2013, the date we completed our IPO.
(2)	Amounts in this column represent the grant date fair value calculated in accordance with FASB ASC Topic 718.
(3)	See “—Deal Incentive Awards”, above. For Deal Incentive Awards granted to Messrs. Martin and Karaoglan, the grant date and the grant date fair value provided in the table reflects the revaluation of such Deal Incentive Awards for accounting purposes in July 2013, upon the extension of the latest vesting date applicable to the Deal Incentive Awards held by Messrs. Martin and Karaoglan, in order to reflect the terms of the 2012 Restructuring Plan of ING Group. See “Item 1. Business—Plan of Divestment from ING Group” in the Original Filing. Deal Incentive Awards for all other NEOs have a grant date of May 7, 2013, the date we completed our IPO and have been valued at the price to the public in our IPO, because no change was subsequently made to the terms of such awards. If valued at the date of the IPO, the grant date fair value of the Deal Incentive Awards of Messrs. Martin and Karaoglan would have been $3,999,996 and $1,333,332, respectively. As of December 31, 2013, 40,448 and 13,483 of the RSUs awarded to Mr. Martin and Mr. Karaoglan, respectively, in respect of Deal Incentive Awards, having a grant date fair value of $1,214,653 and $404,894, had vested.
(4)	Fifty percent of Mr. Becker’s long-term incentive award was comprised of awards granted under the LSPP and subsequently converted to Omnibus Plan RSUs, and the remaining 50% was granted in the form of restricted ADS units granted under the Equity Plan and subsequently converted to Omnibus Plan RSUs.

Outstanding Equity Awards at Year End

The table below provides information concerning unexercised options and stock and stock-based awards that have not vested for each NEO outstanding as of December 31, 2013.

Outstanding Equity Awards Table at 2013 Year End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Rodney O. Martin, Jr.
										56,396	(2)	$790,108
							14,061	(3)	$196,995
							56,482	(4)	$1,985,342
							21,013	(4)	$738,607
							164,680	(5)	$5,788,502

Alain M. Karaoglan
										18,038	(6)	$252,712
										56,396	(2)	$790,108
							14,061	(3)	$196,995
							38,218	(4)	$1,343,363
							10,724	(4)	$376,949
							54,893	(5)	$1,929,489

Ewout L. Steenbergen
	2,051	(7)			€14.37	3/15/2014
	5,730				€17.88	3/30/2015
	4,860				€25.16	3/23/2016
	8,339				€24.72	3/22/2017
	11,447				€16.66	3/13/2018
	13,918				€7.35	3/17/2020
										5,732	(8)	$80,305
							487	(9)	$6,823
										21,691	(2)	$303,891
							2,319	(3)	$32,489
							14,270	(4)	$501,591
							878	(4)	$30,862
							20,513	(10)	$721,032

Maliz E. Beams
										20,813	(6)	$291,590
										54,227	(2)	$759,720
							4,712	(3)	$66,015
							54,167	(4)	$1,903,970
							18,699	(4)	$657,270
							38,462	(10)	$1,351,939

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Jeffrey T. Becker
	7,814	(7)			€14.37	3/15/2014
	10,816				€17.88	3/30/2015
	8,479				€25.16	3/23/2016
	7,124				€24.72	3/22/2017
	13,829				€16.66	3/13/2018
										6,939	(8)	$97,215
							9,068	(9)	$127,043
							27,479	(11)	$384,981
										21,691	(2)	$303,891
							22,014	(3)	$308,416
							32,380	(12)	$453,644
							13,889	(4)	$488,198
							14,763	(4)	$518,919
							14,126	(13)	$496,529
							20,513	(10)	$721,032

(1)	The market value of Voya Financial, Inc. equity awards was determined by multiplying $35.15, the closing price of a share of Voya Financial, Inc. common stock, as reported by the NYSE, on December 31, 2013, by the number of shares or units; and the market value of ING Group equity awards was determined by multiplying $14.01, the closing price per ADS of ING Group ADS, as reported by the NYSE on December 31, 2013, by the number of shares or units.
(2)	Represents performance shares of ING Group. One half of such shares vested on March 28, 2014 and the remaining shares are scheduled to vest on March 28, 2015, based on the achievement of performance metrics that are determined prior to each vesting cycle.
(3)	Represents deferred shares of ING Group. One-half of such shares vested on March 28, 2014 and the remaining shares are scheduled to vest on March 28, 2015.
(4)	Represents RSUs of Voya Financial, Inc. One-half of such RSUs are scheduled to vest on March 27, 2015 and the remaining half is scheduled to vest in equal amounts on March 27, 2016 and March 27, 2017.
(5)	Represents RSUs of Voya Financial, Inc. awarded as deal incentive awards, which vest proportionately to the continued sell-down by ING Group of Voya Financial, Inc., common stock.
(6)	Represents performance shares of ING Group that are scheduled to vest on September 7, 2014, based on the achievement of performance metrics that are determined prior to each vesting cycle.
(7)	Option expired on March 15, 2014.
(8)	Represents performance shares of ING Group that vested on March 30, 2014, based on the achievement of performance metrics that are determined prior to each vesting cycle.
(9)	Represents deferred shares of ING Group that vested on March 30, 2014.
(10)	Represents RSUs of Voya Financial, Inc. awarded as deal incentive awards, and which vested on January 22, 2014.
(11)	Represents ADS of ING Group issued under the Equity Plan that vested on January 1, 2014.
(12)	Represents ADS of ING Group issued under the Equity Plan that are scheduled to vest on January 1, 2015.
(13)	Represents RSUs of Voya Financial, Inc. that are scheduled to vest on January 1, 2016.

Equity-based awards of ING Group granted in 2012 and 2011 were made under the LSPP and the Equity Plan and awards made in years before 2011 were made under the GSOP, the LEO Plan and the Equity Plan. All options shown on the table above are options to acquire ordinary shares of ING Group and were issued under the GSOP and LEO plans.

Option Exercises and Stock Vested in 2013

The following table provides information regarding all of the RSUs, deferred shares and performance shares held by the NEOs that vested during 2013 and options that were exercised by NEOs during 2013. This table includes vesting of both Voya Financial equity awards and ING Group equity awards. All option exercises were in respect of ING Group equity awards.

Option Exercises and Stock Vested Table for 2013

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting
Rodney O. Martin				28,197	$304,921	(1)
				7,030	$50,681	(2)
				40,448	$1,399,905	(3)

Alain M. Karaoglan				28,197	$304,921	(1)
				7,030	$50,681	(2)
				18,038	$300,943	(4)
				13,483	$466,647	(3)

Ewout L. Steenbergen				5,459	$57,727	(5)
				10,845	$117,280	(1)
				1,159	$8,355	(2)
				5,730	$61,250	(4)
				485	$3,456	(6)
				15,239	$108,596	(7)
	15,289	$84,145	(8)
				20,513	$709,955	(3)

Maliz E. Beams				27,113	$293,499	(1)
				2,356	$16,985	(2)
				20,813	$347,246	(4)
				38,461	$1,331,135	(3)

Jeffrey T. Becker				33,716	$317,942	(9)
				10,343	$109,379	(5)
				10,845	$117,280	(1)
				11,006	$79,345	(2)
				6,937	$74,155	(4)
				9,066	$64,606	(6)
				21,635	$154,175	(7)
	9,996	$90,608	(8)
	26,374	$77,180	(8)
				20,513	$709,955	(3)

(1)	Represents vesting of a portion of an ING Group performance share award granted under the LSPP during 2012.
(2)	Represents vesting of a portion of an ING Group deferred share award granted under the LSPP during 2012 in respect of the deferred portion of annual incentive awards.
(3)	Represents vesting of a portion of a Voya Financial deal incentive RSU award granted under the Omnibus Plan.
(4)	Represents vesting of a portion of an ING Group performance share award granted under the LSPP during 2011.
(5)	Represents vesting of a portion of an ING Group performance share award granted under the LEO Plan during 2010.

(6)	Represents vesting of a portion of an ING Group deferred share award granted under the LSPP during 2011.
(7)	Represents vesting of a portion of an ING Group deferred share award granted under the LEO Plan during 2010.
(8)	Represents exercise of an option to acquire ING Group ordinary shares.
(9)	Represents vesting of a portion of ING Group equity awards granted under the Equity Plan during 2010.

Pension Benefits

As described above under “—2013 Compensation—Tax-qualified and Non-qualified Retirement and Other Deferred Compensation Plans,” the Company maintains tax-qualified and nonqualified defined benefit (pension) plans that provide retirement benefits for employees whose length of service allows them to vest in and receive these benefits. During 2013, regular full-time and part-time employees of the Company who were hired before January 1, 2009 and completed one year of service were covered by the Retirement Plan. Certain highly compensated employees who participate in the Retirement Plan whose benefits cannot be paid from the Retirement Plan as a result of tax limitations and who are designated by the Company are also eligible to participate in the SERP.

The benefit under the Retirement Plan for employees who participated prior to January 1, 2009 is currently calculated using a final average pay pension formula based on the employee’s average compensation for the highest five consecutive whole calendar years of benefit service earned during a period ranging from 10 to 20 years preceding the date of retirement. Eligible compensation generally includes base salary, annual incentive award and commissions, if applicable. The SERP benefit is equal to the difference between (a) the participant’s retirement benefit before taking into account the tax limitations on eligible compensation and other compensation deferrals and (b) the participant’s actual retirement benefit paid from the Retirement Plan. Pension benefits under the Retirement Plan and SERP are generally payable in the form of a monthly annuity, though certain benefits under the Retirement Plan may be received as a lump-sum or partial lump-sum payment.

A participant’s retirement benefits under the Retirement Plan and the SERP vest in full upon completion of three years of vesting service, when the participant reaches age 65 or if the participant dies while in active service with the Company. Participants may begin receiving full retirement benefits at age 65 and may be eligible for reduced benefits if retiring at an earlier age with a minimum of three years of vesting service. As of December 31, 2013, Messrs. Martin and Karaoglan, and Ms. Beams, were each eligible for early retirement under the Retirement Plan. Benefits under the SERP may be forfeited at the discretion of the Company if the participant engages in unauthorized competition with the Company, is discharged for cause, or performs acts of willful malfeasance or gross negligence in a matter of material importance to the Company. The Retirement Plan and the SERP were closed to new participants effective January 1, 2009.

Beginning January 1, 2012, all Voya Financial employees transitioned to a new cash balance pension formula under the Retirement Plan. A similar change to the SERP was also made. The cash balance pension formula credits 4% of eligible compensation to a hypothetical account in the Retirement Plan and SERP, as applicable, each month. Account balances receive a monthly interest credit based on a 30-year Treasury bond rate published by the IRS in the preceding August of each year (for 2013 that rate was 2.77%). Participants in the Retirement Plan and SERP prior to January 1, 2012, including Mr. Becker, transitioned to the new cash balance pension formula during the two-year period ending December 31, 2013. Benefits that accrued during the transition period have been determined based on the prior final average pay pension formula or the new cash balance pension formula, whichever is greater. Pension benefits that accrue after the transition period will be solely based on the new cash balance pension formula. Because they began employment after December 31, 2008, the benefits of Messrs. Martin and Karaoglan, and Ms. Beams, will be determined based solely on the new cash balance pension formula.

Prior to April 1, 2013, Mr. Steenbergen participated in the ING Group Directors’ Pension Scheme (the “Directors’ Pension Plan”), to which a percentage of his base salary was automatically contributed. The benefit under the Directors’ Pension Plan is calculated based on the participant’s years of service and fixed annual salary (adjusted annually). Members of the Directors’ Pension Plan may begin receiving full retirement benefits at age 65 and may be eligible for reduced benefits if retiring at an earlier age. Beginning April 1, 2013, in connection with his localization, pension benefits for Mr. Steenbergen were determined based solely on the new cash balance pension formula under the Retirement Plan.

The following table presents the accumulated benefits under the Company pension plans in which each NEO participates.

Pension Benefits in 2013

Name	Plan Name	Number Years Credit Service	Present Value of Accumulated Benefit	Payments During 2013
Rodney O. Martin, Jr.	Retirement Plan	2	$20,074	$0
	SERP	2	$40,041	$0

Alain M. Karaoglan	Retirement Plan	2	$17,566	$0
	SERP	2	$35,071	$0

Ewout L. Steenbergen	Retirement Plan	1	$7,891	$0
	SERP	1	$4,731	$0
	Directors’ Plan	18.75	$1,691,885	$0

Maliz E. Beams	Retirement Plan	2	$19,072	$0
	SERP	2	$38,049	$0

Jeffrey T. Becker	Retirement Plan	19.42	$322,360	$0
	SERP	19.42	$660,431	$0

Assumptions for the “—Pension Benefits in 2013” table include:

The present value of accumulated benefits under the Retirement Plan and SERP shown in the “—Pension Benefits in 2013” table is calculated using the same actuarial assumptions used by the Company for GAAP financial reporting purposes, and assuming benefits commence as of age 65 under both plans. Those assumptions are:

•	The discount rate is 4.95%.

•	The RP-2000 Mortality Table with generational projection using Scale AA for males and females after commencement at age 65. No mortality assumed before age 65.

•	The interest crediting rate on cash balance accounts is 3.5%, except AFS cash balance benefits have a minimum of 5.0%.

•	The cost of living adjustment under prior AFS benefits is 2.2%.

Assumptions for the ING Group Directors’ Plan include:

•	The discount rate is 3.668% and general inflation is 2.00%. The long-term rate of return on plan assets is not applicable but would be equal to the discount rate under IAS19 reporting.

•	Mortality is based on the AG Generational Table 2012-2062 with ING Group mortality experience rates derived from the Towers Watson 2012 experience mortality model.

•	Retirement age is equal to the normal pension age, 65. Payment is assumed to be in the form of a life-long annuity.

•	A discretionary cost-of-living indexation beginning January 1, 2015 is excluded.

Nonqualified Deferred Compensation Plans

The Company maintains the DCSP, a nonqualified deferred compensation plan that allows employees to contribute to deferred compensation accounts amounts above the 401(k) annual limit and provides certain company matching contributions on the deferred amounts. The Company also previously maintained an additional nonqualified deferred compensation plan for the purpose of holding certain deferred amounts paid to employees of our Investment Management business in 2010, including Mr. Becker. All amounts in such additional plan vested and were paid out during 2013.

ING U.S. 409A Deferred Compensation Savings Plan

Eligible employees who meet certain compensation thresholds may elect to participate in the DCSP. Participating employees may elect to defer up to 50% of their salary, up to 50% of their sales-based commission compensation, up to 100% of their short-term variable compensation (excluding sales-based commissions) and up to 100% of their long-term variable compensation and may also elect to defer compensation they would have contributed to their 401(k) Plan accounts were it not for the compensation and contribution limits under the Internal Revenue Code. The Company provides a 6% matching contribution on certain amounts elected to be deferred under the DCSP to enable company-matched contributions on deferrals that are in excess of the 401(k) contribution limits. The aggregate company match under the 401(k) plan and DCSP for 2013 was limited to $45,900.

The table below presents, for each NEO, 2013 information with respect to nonqualified deferred compensation plans.

Nonqualified Deferred Compensation Plans Table for 2013

Name	Executive Contributions in 2013(1)	Registrant Contributions in 2013(1)	Aggregate Earnings in 2013(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at 2013 Year End
Rodney O. Martin, Jr.	$93,667	$30,600	$94,255	$0	$416,540
Alain M. Karaoglan	$62,332	$30,600	$6,380	$0	$245,028
Ewout L. Steenbergen	$9,450	$9,450	$72	$0	$18,972
Maliz E. Beams	$58,695	$36,700	$4,160	$0	$173,731
Jeffrey T. Becker	$125,337	$30,600	$139,395	$309,872	$2,537,959

(1)	Amounts reported in this column that are reported in the “Summary Compensation Table” (for 2013, unless otherwise noted) are: Mr. Martin—$93,667 base salary; Mr. Karaoglan—$62,332 base salary; Mr. Steenbergen—$9,450 base salary; Ms. Beams—$58,695 base salary; and Mr. Becker—$84,470 base salary and $40,867 non-equity incentive plan compensation from 2012.
(2)	Amounts in this column reflect the interest earned on notional investments, which investments are elected by the participant. The participant has the ability to change his or her investment election only during open periods.

Potential Payments upon a Termination or Change in Control

ING U.S. Severance Pay Plan

The ING Americas Severance Pay Plan (the “Severance Plan”) provides for the payment of severance benefits to eligible employees in the event of a qualifying termination of employment. Examples of qualifying termination events include an employee’s job elimination as a result of a reduction in workforce, an acquisition, a merger, divestiture or restructuring, outsourcing or position elimination. Other examples of qualifying termination events are significant pay reductions due to an employer-requested job change, the transfer of an employee’s job function more than 50 miles from the employee’s current work location, an employee’s job being filled while the employee is on an approved leave and the expiration of an employee’s expatriation assignment.

Employees whose employment terminates for reasons other than a qualifying termination, including those who resign or are terminated for unsatisfactory performance, violation of laws or Company policies or similar reasons are not eligible for payments under the Severance Plan. Under the Severance Plan, eligible employees who do not sign a waiver and release agreement in connection with their employment termination receive two weeks of eligible pay. Employees who sign a waiver and release receive a benefit equal to the greatest of six weeks of eligible pay, two weeks of eligible pay per year of service (up to 52 weeks of eligible pay), or two weeks of eligible pay per $10,000 of eligible pay (up to 52 weeks of eligible pay). Outplacement and support services may be provided to eligible employees at the discretion of the Company. Mr. Martin has an employment agreement that provides for a lump-sum severance payment equal to annual salary in the event of an involuntary separation without “Cause” or for “Good Reason,” as defined in the employment agreements. Pursuant to Mr. Steenbergen’s localization arrangements, if he is involuntarily terminated without “Cause” (as defined in his offer letter), prior to April 15, 2014, in addition to severance under the ING U.S. Severance Plan, he will be paid a market value allowance of $400,000 on April 14, 2014. Currently, there are no other employment agreements that provide payments due to termination of employment. Mr. Karaoglan, Mr. Steenbergen, Ms. Beams and Mr. Becker are eligible to participate in the ING U.S. Severance Plan that is generally available to all full-time and part-time employees.

Employment Agreements

As discussed above under “—Critical Compensation and Other Policies”, notwithstanding the target opportunities discussed below, the compensation paid to Identified Staff remained subject to CRD Limitations while ING Group consolidated our financial results with its financial results under IFRS.

Employment Agreement of Mr. Martin

The Company has an employment agreement with Mr. Martin, who serves as Chief Executive Officer of the Company and Chairman of its Board of Directors. The employment agreement is dated as of March 25, 2011, as amended and restated as of November 7, 2012, and as further amended and restated as of July 25, 2013. The term of the employment agreement is April 4, 2011 to December 31, 2014 and can be extended by mutual agreement.

Under the terms of his employment agreement, Mr. Martin receives an annual base salary of $1 million and has the opportunity for certain incentive payments. Mr. Martin is eligible to participate in the annual incentive payment program, or “ICP”, under which he may receive an award subject to his achievement of pre-established performance goals during each year ending during his employment. The amounts awarded under the ICP are determined by the Compensation and Benefits Committee and have a target of 100% of base salary with an opportunity to earn up to 200% of his base salary, a certain portion of which is subject to deferral. Mr. Martin’s target annual incentive award has subsequently been adjusted to 175% of base salary.

In addition to his base salary and ICP opportunity, Mr. Martin received a Deal Incentive Award in the amount of $6 million upon completion of our IPO, consisting of $2 million in cash and $4 million in Company RSUs, issued under the Omnibus Plan, based on the IPO price. The cash component of the award was paid after the completion of the IPO. The RSUs will vest as follows, provided that Mr. Martin is still employed by the Company on the applicable vesting date: (i) prior to December 31, 2016, if the Company completes one or more additional public offerings, a number of shares underlying the RSUs shall vest equal to (I) the total number of shares underlying the original RSU award multiplied by (II) the percentage of Company shares held by ING Group after the IPO that are sold in an additional public offering, and (ii) on December 31, 2016, if all of the shares underlying the original RSU award have not yet vested, and ING Group owns less than 50% of the amount of Company shares that it held prior to the IPO (the “Pre-IPO Shares”), then 50% of the unvested RSUs shall vest (but no RSUs will vest if ING Group continues to own 50% or more of the Pre-IPO Shares). If the number of shares underlying the RSU award that have vested pursuant to the above is less than the “Minimum RSA Shares,” determined as (I) the number of shares underlying the RSU award multiplied by (II) a fraction, the numerator of which is the amount by which the percentage of the Pre-IPO Shares no longer owned by ING Group as of December 31, 2016 exceeds 33.33% and the denominator of which is 66.67%, then an additional number of shares underlying the RSU award shall vest such that the total number of shares that have vested is not less than the Minimum RSA Shares. All unvested shares underlying the RSU award that have not vested as of December 31, 2016 shall be forfeited. In the event of Mr. Martin’s termination without cause, termination for good reason, death or disability prior to a relevant payment or vesting date, any unpaid portion of the Deal Incentive Award will immediately vest and be paid, unless applicable law or regulation requires payment in a different form or at a different time. Except as provided in his employment agreement, Mr. Martin’s RSUs will be subject to the terms of the Omnibus Plan and to the terms of his award agreement under it.

During his employment, Mr. Martin is eligible to receive long-term equity-based incentive awards. With respect to the 2011 and 2012 performance years, he was eligible, in ING Group’s sole discretion, to receive up to a maximum aggregate amount of $2,000,000 in long-term incentive awards (his “Long-Term Incentive”). Beginning with fiscal year 2013 performance, Mr. Martin is eligible to receive an annual long-term incentive award, as determined in its discretion by the Compensation and Benefits Committee. For 2014, Mr. Martin’s target long-term incentive opportunity has been established at 550% of base salary. Mr. Martin is entitled to participate in each of the Company’s employee benefit and welfare plans, including plans providing retirement benefits or medical, dental, hospitalization, life or disability insurance, on a basis that is at least as favorable as that provided to other senior executives of the Company.

Mr. Martin’s employment agreement contains various provisions governing termination. If the Company terminates Mr. Martin’s employment for cause (which includes willful failure to perform substantially under the agreement, after demand for substantial performance has been given by the Board of Directors that specifically identifies how he has not substantially performed his responsibilities, engagement in illegal conduct or in gross negligence or willful misconduct, in any case, that is materially and demonstrably injurious to either ING Group or the Company and material breach of non-compete, non-solicitation and other restrictive covenants in the employment agreement) or if Mr. Martin terminates his employment other than for good reason (which includes a reduction in salary or incentive award opportunities, failure to pay compensation or other amounts due under the agreement, failure to elect and maintain Mr. Martin in the positions contemplated by the employment agreement, any material reduction or other materially adverse action related to his authority, responsibilities or duties, or relocation of his principal office more than 50 miles from the New York City metropolitan area) the Company will pay his unpaid salary through the end of his employment, his salary for any accrued but unused paid time off, any accrued expense reimbursements and other cash entitlements and any unpaid but vested ICP award for a year ending before the end of his employment (collectively, his “Accrued Compensation”). In addition, the Company will pay any benefits to which he is entitled under any plan, contract or arrangement other than those described in the employment agreement, (including any unpaid deferred compensation and other cash compensation accrued by him through the end of his employment) (collectively, the “Other Benefits”).

If the Company terminates Mr. Martin’s employment without cause or if he terminates his employment for good reason, the Company will pay his Accrued Compensation, the Other Benefits, a pro rata ICP award (based on actual performance through the termination date, multiplied by the number of days of employment before termination divided by 365), and a lump-sum severance payment equal to his salary and any unpaid portion of his Deal Incentive Award. The Company’s obligation to make the specified payments and benefits in the event of a termination by the Company without cause or by Mr. Martin for good reason is conditioned upon Mr. Martin’s execution and delivery, without subsequent revocation, of an agreement releasing ING Group from all other liability.

Employment Agreement of Mr. Karaoglan

Mr. Karaoglan serves as the Executive Vice President and Chief Operating Officer of the Company, reporting to the CEO. Certain terms and conditions of his employment are set forth in an offer letter dated April 5, 2011, as amended as of July 25, 2013. Mr. Karaoglan is employed at will, and the Company may change the terms of or terminate his employment at any time.

Under the terms of his offer letter, Mr. Karaoglan received an annual base salary of $650,000 and has the opportunity for certain incentive payments. Mr. Karaoglan is eligible to receive an annual incentive award with a target bonus opportunity of 100% of his base salary with the opportunity to earn up to 200% of his base salary, a certain portion of which is subject to deferral. The offer letter also states that Mr. Karaoglan is eligible to participate in the LSPP, under which he may receive a long-term incentive award of ING Group restricted stock and/or performance shares with a target value of 100% of his salary (following our IPO, awards to employees of the Company are made in the form of Voya Financial, Inc. equity grants pursuant to the Omnibus Plan, rather than the LSPP). Mr. Karaoglan’s base salary has subsequently been increased to $700,000, his target annual incentive award has subsequently been increased to 160% of base salary, and his target long-term incentive award has subsequently been increased to 320% of base salary.

In addition to his base salary, annual incentive award opportunity and long-term incentive award opportunity, Mr. Karaoglan received a Deal Incentive Award in the amount of $2 million upon completion of our IPO, consisting of $666,667 in cash and $1,333,333 in RSUs based on the IPO price. The cash component of the award was paid after the completion of the IPO. The RSUs vest pursuant to the same terms and conditions as those described above for the vesting of the Deal Incentive Award of Mr. Martin, under “—Employment Agreement of Mr. Martin.” All unvested shares underlying the restricted share award that have not vested as of December 31, 2016 shall be forfeited. If Mr. Karaoglan’s employment is terminated without cause (which includes willful failure to perform substantially under the agreement, after demand for substantial performance has been given by the Company that specifically identifies how he has not substantially performed his responsibilities, and engagement in illegal conduct or in gross negligence or willful misconduct, in any case, that is materially and demonstrably injurious to the Company) or for good reason (which includes a reduction in salary or ICP award opportunity, more than 50% of his responsibilities change and are not replaced with other responsibilities of generally similar significance or relocation of his principal office more than 50 miles from the New York City metropolitan area), death or disability following an IPO but prior to a relevant vesting or payment date, his Deal Incentive Award will immediately vest and be paid, unless applicable law or regulation requires payment in a different form or at a different time. Except as provided in his offer letter, Mr. Karaoglan’s restricted stock award will be subject to the terms of the equity plan for executive officers of the Company in effect at the time of the IPO and to the terms of his award agreement under it.

Employment Agreement of Mr. Steenbergen

Mr. Steenbergen serves as Executive Vice President and Chief Financial Officer of the Company. Prior to Mr. Steenbergen’s localization and the execution of his offer letter, dated March 28, 2013, Mr. Steenbergen was party to an employment agreement with ING Group, as Director of the Retail Division of ING Nederland. This agreement was originally entered into on May 19, 2004 and was amended effective January 1, 2006. See “—Expatriate Arrangements and Localization of Mr. Steenbergen” for more information regarding the terms of Mr. Steenbergen’s offer letter.

The terms of Mr. Steenbergen’s localization and his employment as a local employee of the Company are set forth in an offer letter dated March 28, 2013. Mr. Steenbergen is employed at will, and the Company may change the terms of or terminate his employment at any time. Under the terms of his offer letter, Mr. Steenbergen, beginning April 1, 2013, received a base salary of $550,000 and had a target annual incentive opportunity of 100% of his base salary, and a long-term incentive opportunity of 200% of his base salary. Mr. Steenbergen’s base salary has subsequently been increased to $625,000, his target annual incentive award has subsequently been increased to 163% of base salary, and his target long-term incentive award opportunity has been changed to 190% of base salary. To support his transition to a local, market competitive compensation package, Mr. Steenbergen receives a market value allowance of $400,000 for each twelve-month period beginning April 15, 2013 and 2014, respectively. If, however, Mr. Steenbergen is terminated for “cause” (as defined in his offer letter) prior to the payment of his market value allowance in 2014, Mr. Steenbergen will not receive such payment. In addition, if Mr. Steenbergen voluntarily leaves employment with the Company prior to April 15, 2015, he is required to repay a prorated amount of the market value allowance already paid. Following his localization, Mr. Steenbergen is now eligible to participate in Company-sponsored health and insurance programs, offered on the same terms and conditions as those made generally available to all full-time and part-time employees, as well as the DCSP and the Retirement Plan.

Mr. Steenbergen was awarded a Deal Incentive Award with an original value of $650,000, subject to the terms and conditions described above under “—Compensation of Named Executive Officers—Grants of Plan Based Awards—Deal Incentive Awards,” which, in connection with his localization, was increased to $800,000.

Employment Agreement of Ms. Beams

Ms. Beams serves as the Chief Executive Officer, Retirement Solutions, of the Company, reporting to the CEO. Certain terms and conditions of her employment are set forth in an offer letter dated May 27, 2011. Ms. Beams is employed at will, and the Company may change the terms of or terminate her employment at any time.

Under the terms of her offer letter, Ms. Beams received an annual base salary of $600,000 and has the opportunity for certain incentive payments. Ms. Beams is eligible to receive an annual incentive award with a target bonus opportunity of 125% of her base salary, a certain portion of which is subject to deferral. The offer letter also states that Ms. Beams is eligible to participate in the LSPP, under which she may receive a long-term incentive award of ING Group restricted stock and/or performance shares with a target value of 125% of her base salary (following our IPO, awards to employees of the Company are made in the form of Voya Financial, Inc. equity grants pursuant to the Omnibus Plan, rather than the LSPP). Ms. Beams’ base salary has subsequently been increased to $700,000 and her target long-term incentive award has subsequently been increased to 250% of base salary.

In addition to her base salary, annual incentive award opportunity and long-term incentive award opportunity, Ms. Beams received a Deal Incentive Award with an aggregate value of $1.5 million, subject to the terms and conditions described under “—Compensation of Named Executive Officers—Grants of Plan Based Awards—Deal Incentive Awards”.

Employment Agreement of Mr. Becker

Mr. Becker serves as the Chief Executive Officer of Investment Management. Certain terms and conditions of his employment are set forth in an offer letter from Aetna Life & Casualty, dated July 25, 1994. Under the terms of his offer letter, Mr. Becker is entitled to an annual base salary of $82,500, which may be reviewed and adjusted. Mr. Becker is employed at will, and the Company may change the terms of or terminate his employment at any time. Mr. Becker’s base salary has subsequently been increased to $575,000.

Mr. Becker is party to a letter agreement pursuant to which he received a Deal Incentive Award of $800,000, subject to the terms and conditions described above under “—Compensation of Named Executive Officers—Grants of Plan Based Awards—Deal Incentive Awards”.

Potential Payments upon Termination or Change of Control Table(1)

The following table sets forth, for each NEO, an estimate of potential payments the NEO would have received at, following, or in connection with a termination of employment under the circumstances enumerated below on December 31, 2013.

Name	Termination Trigger	Severance(2)	Continued Benefits Health and Welfare Continuation	Equity Vesting(3)	Other Benefits(4)	Total
Rodney O. Martin, Jr.	Involuntary termination without cause / for good reason	$1,000,000	$—	$9,098,332	$8,500	$10,106,832
	Voluntary Termination	$—	$—	$—	$—	$—
	Retirement	$—	$—	$—	$—	$—
	Death	$—	$—	$9,489,294	$—	$9,489,294
	Disability	$—	$—	$9,489,294	$—	$9,489,294
	Involuntary termination following Change in Control	$1,000,000	$—	$9,489,294	$8,500	$10,497,794
Alain M. Karaoglan	Involuntary termination without cause / for good reason	$700,000	$6,978	$4,485,767	$8,500	$5,201,245
	Voluntary Termination	$—	$—	$—	$—	$—
	Retirement	$—	$—	$—	$—	$—
	Death	$—	$—	$4,876,728	$—	$4,876,728
	Disability	$—	$—	$4,876,728	$—	$4,876,728
	Involuntary termination following Change in Control	$700,000	$6,978	$4,876,728	$8,500	$5,592,206
Ewout L. Steenbergen	Involuntary termination without cause / for good reason	$550,000	$6,670	$1,515,465	$8,500	$2,080,635
	Voluntary Termination	$—	$—	$—	$—	$—
	Retirement	$—	$—	$—	$—	$—
	Death	$—	$—	$1,665,838	$—	$1,665,838
	Disability	$—	$—	$1,665,838	$—	$1,665,838
	Involuntary termination following Change in Control	$550,000	$6,670	$1,665,838	$8,500	$2,231,008
Maliz E. Beams	Involuntary termination without cause / for good reason	$700,000	$9,949	$4,642,972	$8,500	$5,361,421
	Voluntary Termination	$—	$—	$—	$—	$—
	Retirement	$—	$—	$—	$—	$—
	Death	$—	$—	$5,018,891	$—	$5,018,891
	Disability	$—	$—	$5,018,891	$—	$5,018,891
	Involuntary termination following Change in Control	$700,000	$9,949	$5,018,891	$8,500	$5,737,340
Jeffrey T. Becker	Involuntary termination without cause / for good reason	$575,000	$10,005	$3,041,728	$8,500	$3,635,233
	Voluntary Termination	$—	$—	$—	$—	$—
	Retirement	$—	$—	$—	$—	$—
	Death	$—	$—	$3,762,158	$—	$3,762,158
	Disability	$—	$—	$3,762,158	$—	$3,762,158
	Involuntary termination following Change in Control	$575,000	$10,005	$3,762,158	$8,500	$4,355,663

(1)	There are no change in control provisions that would affect the level of benefits payable from the pension plans. The ING U.S. Severance Plan determines benefits under a formula that takes into account service and salary. The Plan’s maximum severance benefit is equal to 52 weeks of eligible pay.
(2)	Under the terms of his employment agreement, cash severance payments to Mr. Martin would be made in a lump sum by the Company. Under the terms of the Severance Plan and subject to the executive’s execution of a release, cash severance payments to Mr. Karaoglan, Mr. Steenbergen, Ms. Beams and Mr. Becker would be made by the Company in substantially equal, semi-monthly payments as the same time as the regular payroll, for the duration of the severance period.

(3)	The equity valuations were determined using the closing market prices on December 31, 2013 and the interim payout percentages for performance shares as of this same date. The following table details the equity valuations determined using the Voya Financial, Inc. closing share price and ING Group closing ADS price, in each case on December 31, 2013.

	Deal Incentive Awards (ING U.S., Inc.)	Performance Shares (ING Group)		Deferred Equity (Voya Financial, Inc. and ING Group)	Restricted ADS (ING Group)
Name		Total Value	Prorated Value
Rodney O. Martin, Jr.	$5,788,502	$781,895	$390,934	$2,918,896	$0
Alain M. Karaoglan	$1,929,489	$1,031,981	$641,019	$1,915,258	$0
Ewout L. Steenbergen	$721,032	$380,203	$229,830	$564,604	$0
Maliz E. Beams	$1,351,939	$1,040,383	$664,464	$2,626,569	$0
Jeffrey T. Becker	$721,032	$396,937	$246,564	$1,312,328	$1,331,861	(a)

(a)	Prorated value of $761,803

(4)	The executive outplacement services program for executives with a salary of $275,000 or more provides services for up to 12 months at a fixed cost of $8,500 per participant. All NEOs would be eligible.

Report of our Compensation and Benefits Committee

Our Compensation and Benefits Committee reviewed the Compensation Discussion and Analysis (CD&A), as prepared by the management of Voya Financial, Inc., and discussed the CD&A with the management of Voya Financial, Inc. Based on the Committee’s review and discussions, the Committee recommended to the Board that the CD&A be included in the Annual Report on Form 10-K.

Compensation and Benefits Committee:

J. Barry Griswell (Chair)

Frederick S. Hubbell

Willem F. Nagel

Non-Employee Director Compensation

Each of our directors that is neither our employee nor an employee of ING Group (each, a “non-employee director”) currently receives the following compensation for their service on our Board of Directors and its committees. For service periods of less than one year, amounts are prorated.

Element of Compensation	Annual Compensation Amount
Annual Cash Fees	$100,000 cash payment
Annual Equity Grant	$110,000, in the form of time-vested RSUs
Committee Membership Fees	$5,000 cash payment
Committee Chair Fees	$20,000 cash payment (Audit Committee) $15,000 cash payment (Compensation and Benefits Committee) $10,000 cash payment (all other committees)
Lead Director Fees	$25,000 cash payment

Director Summary Compensation Table

The chart below indicates the elements and total value of cash compensation and of RSUs granted to each non-employee director for services performed in 2013. Pursuant to SEC rules, this table includes equity awards granted during 2013, and excludes equity awards granted in 2014 in respect of 2013 service. Cash amounts, however, reflect amounts paid in respect of 2013 service, even if paid during 2014.

Director	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
J. Barry Griswell	$79,999	$73,534	$5,000	$158,533
Dirk Harryvan(3)	$79,780	$73,534	$—	$153,314
Frederick S. Hubbell	$136,593	$123,532	$—	$260,125
David Zweiner	$88,304	$73,534	$5,000	$166,838

(1)	For Mr. Hubbell, this amount includes, in addition to the annual equity grant referenced above, a Deal Incentive Award of 2,564 RSUs, 50% of which vested on October 23, 2013 and 50% of which vested on January 22, 2014, and is subject to a required holding period.
(2)	Consists of matching charitable contributions.
(3)	Mr. Harryvan resigned from the Board of Directors effective March 25, 2014.

Director Equity Awards

The following table sets forth outstanding equity awards held by each non-employee director as of December 31, 2013.

Director	Number of RSUs Outstanding
J. Barry Griswell	2,733
Dirk Harryvan(1)	2,733
Frederick S. Hubbell	5,297(2)
David Zweiner	2,733

(1)	Mr. Harryvan resigned from the Board of Directors effective March 25, 2014.
(2)	Includes RSUs held in respect of Mr. Hubbell’s Deal Incentive Award, which had fully vested by January 22, 2014, but is subject to a required holding period.

Compensation Committee Interlocks and Insider Participation

There are no interlocking relationships between any member of our Compensation and Benefits Committee and any of our executive officers that require disclosure under the applicable rules promulgated under the federal securities laws.

During 2013, Willem F. Nagel, who is currently an officer of ING Group, the parent of the Company, and Frederick S. Hubbell, who was previously an officer of ING Group, each served on the Compensation and Benefits Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 25, 2014, ING Group owns 110,117,374 shares, or approximately 43%, of our outstanding common stock. The Company is not aware of any other beneficial owner of 5% or more of the Company’s outstanding common stock.

The following table presents information as of March 1, 2014 regarding the beneficial ownership of our common stock by:

•	all persons known by us to own beneficially more than 5% of our common stock;

•	each of our named executive officers and directors as of such date; and

•	all executive officers and directors as a group.

For purposes of the following table, beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act, which includes in a person’s beneficial ownership any shares of common stock subject to options held by that person that are currently exercisable or are exercisable within 60 days of March 1, 2014 but does not deem such shares to be outstanding for purposes of calculating any other person’s percentage ownership of common stock.

Unless otherwise indicated, the address of each beneficial owner presented in the table below is c/o Voya Financial, Inc., 230 Park Avenue, New York, New York 10169.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owners	Number of Shares	Percentage of Class
ING Groep N.V.(1)	147,848,227	57%
Named executive officers and directors (13 persons)
Rodney O. Martin, Jr.(2)	185,483	*
Alain M. Karaoglan(3)	65,721	*
Ewout L. Steenbergen(4)	30,491	*
Mary E. Beams(5)	62,785	*
Jeffrey T. Becker(6)	35,836	*
Johannes (“John”) M.M. Boers(7)	—	*
Patrick G. Flynn(8)	2,350	*
J. Barry Griswell(9)	5,100	*
Dirk (“Dick”) H. Harryvan(10)	—	*
Frederick S. Hubbell(11)	7,664	*
Hendricus (“Henny”) A. Koemans(12)	—	*
Willem (“Wilfred”) F. Nagel(13)	—	*
David Zwiener(14)	5,100	*
All executive officers and directors (17 persons)(15)	585,054	*

*	Less than 1%
(1)	As of March 25, 2014, ING Group owns 110,117,374 shares, or approximately 43%, of our outstanding common stock. The principal business address of ING Group is Bijlmerplein 888, 1102 MG Amsterdam, The Netherlands. Prior to September 30, 2013, ING Group held its shares in the Company through ING Insurance International B.V., an indirect wholly owned subsidiary of ING Group.
(2)	In connection with his Deal Incentive Award, Mr. Martin received 205,128 restricted stock units. See “Item 11. Executive Compensation—Employment Agreements—Employment Agreement of Mr. Martin”. Mr. Martin purchased 5,100 shares of common stock of the Company in our IPO.
(3)	In connection with his Deal Incentive Award, Mr. Karaoglan received 68,376 restricted stock units. See “Item 11. Executive Compensation—Employment Agreements—Employment Agreement of Mr. Karaoglan”. Mr. Karaoglan purchased 5,100 shares of common stock of the Company in our IPO.
(4)	In connection with his Deal Incentive Award, Mr. Steenbergen received 41,026 restricted stock units. See “Item 11. Executive Compensation—Compensation of Named Executive Officers—Grants of Plan Based Awards—Deal Incentive Awards”. Mr. Steenbergen purchased 2,350 shares of common stock of the Company in our IPO. As of March 1, 2014, Mr. Steenbergen was the beneficial owner of 32,711 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 284 ordinary shares and 32,427 shares issuable upon the exercise of currently exercisable options.
(5)	In connection with her Deal Incentive Award, Ms. Beams received 76,923 restricted stock units. See “Item 11. Executive Compensation—Employment Agreements—Employment Agreement of Ms. Beams”. Ms. Beams purchased 5,100 shares of common stock of the Company in our IPO.
(6)	In connection with his Deal Incentive Award, Mr. Becker received 41,026 restricted stock units. See “Item 11. Executive Compensation—Compensation of Named Executive Officers—Grants of Plan Based Awards—Deal Incentive Awards”. Mr. Becker purchased 5,100 shares of common stock of the Company in our IPO. As of March 1, 2014, Mr. Becker was the beneficial owner of 50,318 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 511 ordinary shares, 48,062 shares issuable upon the exercise of currently exercisable options and 1,732 shares which reflect units in the Company’s 401(k) plan that may be settled in ordinary shares following a termination of employment.

(7)	Mr. Boers resigned from the Board effective March 25, 2014. As of March 1, 2014, Mr. Boers was the beneficial owner of 80,157 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 2,907 ordinary shares, 74,189 shares issuable upon the exercise of currently exercisable options and 3,061 deferred shares that have vested (but have been deferred until March 27, 2014).
(8)	Mr. Flynn purchased 2,350 shares of common stock of the Company in our IPO. As of March 1, 2014, Mr. Flynn was the beneficial owner of 85,084 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of ordinary shares.
(9)	Mr. Griswell purchased 5,100 shares of common stock of the Company in our IPO.
(10)	Mr. Harryvan resigned from the Board effective March 25, 2014. As of March 1, 2014, Mr. Harryvan was the beneficial owner of 190,088 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 8,250 ordinary shares and 181,838 shares issuable upon the exercise of currently exercisable options.
(11)	In connection with his Deal Incentive Award, Mr. Hubbell received 2,565 restricted stock units. See “Item 11. Executive Compensation—Director Summary Compensation Table”. Mr. Hubbell purchased 5,100 shares of common stock of the Company in our IPO. As of March 1, 2014, Mr. Hubbell was the beneficial owner of 627,153 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 201,128 ordinary shares owned directly by Mr. Hubbell, 262,002 ordinary shares owned indirectly by Mr. Hubbell through family and charitable trusts and 164,023 shares issuable upon the exercise of currently exercisable options.
(12)	As of March 1, 2014, Mr. Koemans was the beneficial owner of 90,364 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 12,913 ordinary shares, 70,406 shares issuable upon the exercise of currently exercisable options and 7,045 deferred shares that have vested (but with respect to which settlement of 5,684 shares has been deferred until March 27, 2014 and settlement of 1,361 shares has been deferred until March 28, 2014).
(13)	As of March 1, 2014, Mr. Nagel was the beneficial owner of 147,474 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 60,901 ordinary shares, 77,447 shares issuable upon the exercise of currently exercisable options and 9,126 deferred shares that have vested (but with respect to which settlement of 2,207 shares has been deferred until March 28, 2014, settlement of 2,336 shares has been deferred until May 16, 2017, settlement of 1,188 shares has been deferred until May 16, 2017 and settlement of 3,395 shares has been deferred until May 15, 2018).
(14)	Mr. Zwiener purchased 5,100 shares of common stock of the Company in our IPO.
(15)	In connection with their Deal Incentive Awards, certain of our directors and executive officers received 541,454 restricted stock units, which represent less than 1% of our outstanding common stock. As of March 1, 2014, our directors, executive officers and director nominees were the beneficial owners of 1,586,252 shares of ING Group, at that time our majority shareholder, which represent less than 1% of the outstanding ordinary shares of ING Group. These shares consist of 400,400 directly owned ordinary shares, 262,002 ordinary shares owned indirectly through family and charitable trusts, 300 ordinary shares owned by immediate family members, 901,343 shares issuable upon the exercise of currently exercisable options, 19,232 deferred shares, and 2,975 shares which reflect units in the Company’s 401(k) plan that may be settled in ordinary shares following a termination of employment.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the following securities were available for issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	2.2 million shares of common stock(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	-0-	N/A	2.2 million shares of common stock(1)

(1)	As of December 31, 2013, an additional 5.5 million shares of common stock were reserved for issuance of outstanding but unvested equity awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Continuing Relationship with ING Group

Prior to the completion of our initial public offering in May 2013, we were an indirect wholly owned subsidiary of ING Group. From May 2013 until March 2014, we were part of ING Group’s consolidated business operations, and ING Group continues to beneficially own a significant minority of our common stock. As a result, ING Group has had significant control over our business, including pursuant to the agreements described below, and continues to exercise significant influence over matters voted upon by our stockholders, including the election of members of our Board of Directors.

Shareholder Agreement

In connection with our initial public offering, we entered into the Shareholder Agreement with ING Group that governs certain aspects of our continuing relationship. In particular, the Shareholder Agreement addresses the composition of our board of directors and its committees, other corporate governance matters, ING Group approval and consent rights with respect to certain business and corporate actions we may take, mutual rights that we and ING Group will have with respect to business and financial information and financial accounting matters and ING Group rights with respect to subsequent sales of our common stock. The Shareholder Agreement has been filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013.

Board of Directors and ING Group Rights with Respect to Director Nomination

The Shareholder Agreement entitles ING Group, in connection with any election of directors by our stockholders, to have our Board of Directors include in the candidates it nominates for election (the “Company Slate”) a minimum number of directors designated by ING Group. The number of Group Directors that ING Group is entitled to have included on the Company Slate is based on its beneficial ownership of our common stock, as follows:

•	Until and including the date on which ING Group first ceased to beneficially own more than 50% of our outstanding common stock (which is referred to as the “Majority Holder Date”), ING Group was entitled to nominate five ING Group Directors, who shall comprise a majority of our directors;

•	Following the Majority Holder Date, and until and including the date on which ING Group first ceases to beneficially own at least 35% of our outstanding common stock (which is referred to as the “First Threshold Date”), ING Group will be entitled to nominate three ING Group Directors (two, if there shall be at such time fewer than eight directors on our board of directors); and

•	Following the First Threshold Date, and until and including the date on which ING Group first ceases to beneficially own at least 20% of our outstanding common stock (which is referred to as the “Third Threshold Date”), ING Group will be entitled to nominate two ING Group Directors (one, if there shall be at such time fewer than eight directors on our board of directors).

Following the Third Threshold Date, ING Group will have no further right to nominate ING Group Directors. The Majority Holder Date occurred on March 25, 2014.

The Shareholder Agreement also provided that, until the Majority Holder Date, our Board of Directors would consist of nine members, one of whom would be our CEO and three of whom would be “Independent Directors”, as defined by NYSE listing rules and Rule 10A-3 under the Exchange Act. On and after the first anniversary of the Majority Holder Date, our Board of Directors may reduce the number of directors to no fewer than seven members.

The Shareholder Agreement requires that, until the Third Threshold Date, if at any time the chairman of our board of directors is not an Independent Director, our Board of Directors will designate a “lead director” who is an Independent Director and who has the responsibilities described under “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors—Lead Director”. In addition, the Shareholder Agreement includes provisions relating to the membership and conduct of our board and management committees, including providing that:

•	until the First Threshold Date, an ING Group Director shall serve on the Executive Committee of the board;

•	until the first anniversary of the effectiveness of the registration statement relating to our initial public offering, ING Group may at its option include on our audit committee an ING Group Director who is not an Independent Director; and afterwards may include on our Audit Committee an ING Group Director who is an Independent Director;

•	at any time during which the board of directors includes an ING Group Director who is also an Independent Director, at least one member of the Audit Committee shall be an ING Group Director;

•	until the Third Threshold Date, ING Group is entitled to have observers present at meetings of our Management Risk Committee and Management Investment Committee and to receive all materials, reports and other communications from such committees; and

•	our board committees shall have the membership and responsibilities described under “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors”.

Provisions Relating to Indemnification and Liability Insurance

The Shareholder Agreement provides that, until at least the day after the last date on which any director (including any member of the Supervisory Board or the Executive Board of ING Group), officer, employee or certain designated agents of ING Group or any of its subsidiaries (a “Group Individual”) is a director, officer or employee of the Company, we must indemnify (including advancement of expenses) each such director, officer and employee to the greatest extent permitted under Section 145 of the DGCL and other applicable laws. Such indemnification must continue as to any Group Individual who becomes entitled to indemnification notwithstanding any subsequent change in our indemnification policies or that such Group Individual ceases to be a director, officer or employee of the Company.

The Shareholder Agreement also requires that we renew annually our insurance coverage with respect to director and officer and other fiduciary liability and liabilities under U.S. federal and state securities laws covering directors, officers and employees of the Company, Group Individuals, the Company, ING Group and respective Subsidiaries of the Company and ING Group. Such coverage generally is required to be renewed annually on substantially the same terms in order to cover any claims made on or prior to the sixth anniversary of the last date on which any Group Individual is a director, officer or employee of the Company, with certain exceptions and potential extensions. The Shareholder Agreement also provides a process for adjustments to these coverages and requires the Company and ING Group to share the cost of these coverages and to cooperate in handling renewals and claims.

Provisions with respect to certain obligations of the Company guaranteed by ING Group or its subsidiaries

Aetna Notes

ING Group guarantees approximately $506.1 million par value of various debentures of Lion Holdings that were assumed by Lion Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the “Aetna Notes”). The Aetna Notes mature between 2023 and 2036.

The Company agreed in the Shareholder Agreement that it will reduce the aggregate outstanding principal amount of Aetna Notes to:

•	no more than $400.0 million as of December 31, 2015;

•	no more than $300.0 million as of December 31, 2016;

•	no more than $200.0 million as of December 31, 2017;

•	no more than $100.0 million as of December 31, 2018; and

•	zero as of December 31, 2019.

The reduction in principal amount of Aetna Notes may be accomplished, at the Company’s option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent the Company shall have posted collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of:

•	cash collateral;

•	certain investment-grade debt instruments;

•	a letter of credit meeting certain requirements; or

•	senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than the Company or its subsidiaries).

If collateral is posted in lieu of reducing the outstanding principal amount of Aetna Notes, the amount of such collateral shall be deemed to reduce the outstanding principal amount of Aetna Notes dollar-for-dollar, except that collateral consisting of certain investment grade debt instruments shall be subject to a “haircut”, calculated based on the applicable collateral margin that would be applied from time to time by the U.S. Federal Reserve System to such collateral if it were to be pledged as security for discount window advances.

If the Company fails to reduce the outstanding principal amount of the Aetna Notes as set forth above, the Company will pay a fee to ING Group, payable each quarter, equal to the Quarterly Fee Rate multiplied by the amount by which, as of the end of the immediately preceding fiscal quarter of the Company, the outstanding principal amount of Aetna Notes exceeded the limits set forth above. The “Quarterly Fee Rate” (i) for 2016, is 0.5% per quarter; (ii) for 2017, is 0.75% per quarter; (iii) for 2018, is 1.0% per quarter; and (iv) for 2019 and subsequent years, is 1.25% per quarter.

Other ING Group Guarantees

In addition to the specific provisions set forth above with respect to the Aetna Notes, the Shareholder Agreement also provides that, to the extent that ING Group or any of its subsidiaries (other than the Company or any of its subsidiaries) shall at any time make any payments with respect to any Company obligations that are the subject of a guarantee by ING Group or its subsidiaries (see “—Historical Related Party Transactions—Financing Arrangements—Guarantees”), the Company shall immediately reimburse ING Group or its subsidiary for the full amount of such payments and for all reasonable expenses incurred by ING Group or the subsidiary in connection with making such payments.

Term

The Shareholder Agreement terminates upon ING Group ceasing to beneficially own at least 7.5% of our outstanding common stock, except for certain provisions including those relating to confidentiality, dispute resolution, provisions with respect to guaranteed obligations and the obligation to maintain certain insurance coverage. See “—Provisions Relating to Indemnification and Liability Insurance.”

Transitional Intellectual Property License Agreement

In connection with our initial public offering, we entered into a transitional intellectual property license agreement with ING Group (the “IP Agreement”). Pursuant to the IP Agreement, ING Group granted us and our subsidiaries a limited, non-exclusive, fully paid-up, royalty-free, non-transferable license to use certain trademarks including the name “ING” and the ING “Lion”, with respect to each of our and our subsidiaries’ businesses, in the countries in which such business provides products or services prior to the closing of our IPO (the “Territory”) in the fields of insurance, retirement and investment management (excluding the field of banking, subject to limited exceptions). The license is sublicensable in certain circumstances in the ordinary course of business in the Territory. The license term shall be for a thirty-month transition period, subject to the possibility of extension in accordance with the IP Agreement. Under the IP Agreement, we are required to use commercially reasonable efforts to transition to our new brand and to cease using ING Group trademarks as soon as commercially reasonably practicable.

For a more complete description of our IP Agreement, see the prospectus included in our Registration Statement on Form S-1 (as amended), filed with the SEC on March 18, 2014, under the caption “Certain Relationships and Related Party Transactions—Continuing Relationship with ING Group—Transitional Intellectual Property License Agreement”. The IP Agreement has also been filed as an exhibit to this Annual Report on Form 10-K.

Joinder Agreement

Concurrently with the entry into the IP Agreement, we entered into a joinder agreement (the “Joinder Agreement”) with ING Group that will become effective once we cease to be an “affiliate” of ING Group as defined in the Co-Existence Agreement, dated February 17, 2012, among ING Group, ING Direct N.V., ING Direct Bancorp, ING Bank, fsb and Capital One Financial Corporation. Pursuant to the Joinder Agreement, we are joining the co-existence agreement, as if we remained an affiliate of ING Group.

Equity Administration Agreement

In connection with our initial public offering, we entered into an equity administration agreement with ING Group that sets forth certain of our responsibilities and the responsibilities of ING Group with respect to the administration of certain employee equity compensation plans, programs and arrangements (the “Equity Administration Agreement”). Pursuant to the terms of the Equity Administration Agreement, ING Group agreed to continue to facilitate the exercise of options and the vesting and delivery of performance shares and restricted shares for purposes of all outstanding ING Group equity compensation awards held by our employees. The Equity Administration Agreement also provides that we will cooperate and negotiate with ING Group where necessary to administer compensation plans, programs and arrangements in accordance with the intent of the Equity Administration Agreement.

The Equity Administration Agreement further obligates us and ING Group to promptly provide to the other party all information that the other may reasonably request to enable the requesting party to administer efficiently and accurately each of the ING Group’s stock option or stock incentive plans maintained before the IPO, timely respond to audit requests and to determine the scope of, as well as fulfill, its obligations under the Equity Administration Agreement.

The Equity Administration Agreement provides that we will promptly reimburse ING Group for the cost of any liabilities satisfied by ING Group that are, or that have been made pursuant to the Equity Administration Agreement, our responsibility and that ING Group shall promptly reimburse us for the cost of any liabilities satisfied by us that are, or that have been made pursuant to the Equity Administration Agreement, the responsibility of ING Group.

Master Claim Agreement

In 2012, we entered into an agreement with ING Group and ING Insurance Eurasia N.V. to allocate responsibility among the parties with respect to any litigation against a party (or its subsidiaries) when the party that is named as a defendant in the litigation contends that the litigation in question should be the responsibility of one or more of the other parties.

Historical Related Party Transactions

Direct Share Buyback

On March 18, 2014, we entered into a Share Repurchase Agreement with ING Group, pursuant to which the Company acquired from ING Group, on March 25, 2014, 7,255,853 shares of the Company’s common stock for an aggregate purchase price of $250 million (the “Direct Share Buyback”). The purchase price per share of common stock in the Direct Share Buyback was equal to the per-share proceeds, before expenses, that ING Group received in a concurrent registered offering of shares of the Company’s common stock.

Financing Arrangements

We previously entered into several intercompany lending and guarantee arrangements with ING Group, ING Verzekeringen N.V. (succeeded by NN Group), a wholly owned subsidiary of ING Group and our previous indirect parent, and with ING Bank, a wholly owned subsidiary of ING Group. While we have taken a number of steps to replace certain of these arrangements with standalone financing in connection with our initial public offering, we expect to retain direct financing and guarantee arrangements with ING Group, NN Group and ING Bank for some period of time.

Guarantees

NN Group or ING Group has guaranteed the obligations of the Company and its subsidiaries under various debt instruments and derivative contracts. Additionally, in some circumstances, ING Bank, ING Group, or another subsidiary of ING Group has provided a guarantee of another party’s obligation to the Company. Certain of these guarantees are described below. Unless otherwise stated, figures are presented as of December 31, 2013.

•	ING Group guarantees approximately $506 million par amount of various debentures that were assumed by our subsidiary, Lion Connecticut Holdings Inc. in connection with our acquisition of Aetna’s life insurance and related businesses in 2000. These debentures mature at various times between 2023 and 2036. Pursuant to the Shareholder Agreement, we are obligated to reduce the outstanding principal amount of these debentures, or post equivalent collateral, gradually between December 31, 2015 and December 31, 2019.

•	ING V was the guarantor for the Company’s $3.0 billion commercial paper facility. This facility, along with the ING V guarantee, was terminated in October 2013 and had no amounts outstanding for some time before such termination. Prior to such termination, in connection with this guarantee, the Company paid ING V 10 basis points on the outstanding balance of the commercial paper program, or approximately $20,000 during 2013. ING Capital Markets LLC, a wholly owned subsidiary of ING Bank, acted as a dealer on the facility.

•	ING V provided a guarantee to ING Bank of the Company’s obligations with respect to the $30.1 million in LOCs outstanding as of December 31, 2012 under a bi-lateral credit facility between the Company and ING Bank. In January 2013, $15.1 million in LOCs were cancelled. In January 2014, the remaining $15.0 million LOC was cancelled, and thus the ING V guarantee was terminated. No fees were paid by the Company to ING V with respect to this guarantee.

•	ING V was previously the guarantor of the obligations of Lion Custom Investments LLC, a wholly owned subsidiary of the Company, under its ISDA master agreements with various unaffiliated counterparties. No fees were paid with respect to these guarantees. These guarantees were all terminated on or before May 14, 2013.

•	ING Financial Products Company (“FPC”), a wholly owned subsidiary of Voya Financial, Inc., has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by ING V and now NN Group. Between September and December 2013, the guarantee provided by ING V on $1.0 billion notional of sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is still supported by the NN Group guarantee. The maximum potential exposure to NN Group under the guaranteed swap is limited to swap premiums to be paid, or approximately $43.5 million. The swap guaranteed by NN Group, is scheduled to terminate in or prior to 2018. No fees have been or are paid with respect to these guarantees.

Letter of Credit Facilities

From time to time, we have entered into LOC facilities with ING Bank to provide for statutorily required reserves at our captive reinsurance subsidiaries. The terms of these LOC facilities, including fee provisions, are consistent with terms that would be entered into between arm’s-length unaffiliated parties.

On April 20, 2012, the Company entered into a Senior Unsecured Credit Facility, comprised of a Revolving Credit Agreement and a Term Loan Agreement, with a syndicate of banks, including ING Bank, which replaced financing that was either internally funded or guaranteed by ING V. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Unsecured Credit Facility”.) ING Bank committed up to $250.0 million in financing as a member of the syndicate which entered into the Senior Unsecured Credit Facility. The Revolving Credit Agreement was amended and restated as of February 14, 2014 and ING Bank remains a lender under the amended and restated Revolving Credit Agreement and has committed up to $150 million as a syndicate member. ING Bank acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent for the amended and restated Revolving Credit Agreement and received various fees of approximately $0.7 million related to its participation in the amended and restated Revolving Credit Agreement.

As of December 31, 2012, $30.1 million of LOCs were outstanding under an existing bi-lateral facility with ING Bank. In January 2013, $15.1 million in LOCs were cancelled. The remaining $15.0 million LOC and, accordingly, the facility itself, was cancelled in January 2014.

In December 2011, SLDI entered into a contingent capital LOC facility with ING Bank in the amount of $1.5 billion. The contingent capital LOC was used to support the reinsurance obligations of SLDI to another of our wholly owned subsidiaries, ING USA, related to variable annuity cessions from ING USA to SLDI. On May 8, 2013, Voya Financial, Inc. made a capital contribution to SLDI in the amount of $1.8 billion. Immediately thereafter, SLDI deposited the contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligation to ING USA related to variable annuity cessions from ING USA to SLDI. Following the deposit by SLDI of the contributed capital into the funds withheld trust account, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and, on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated.

In September 2008, SLDI entered into a bi-lateral LOC facility with ING Bank in the amount of $825.0 million. This LOC facility is used to support the borrowing of securities from ING Bank that were used by the Master Trust as collateral for the reinsurance of business written by Security Life of Denver (SLD), another wholly-owned subsidiary of ours. We provided a limited guarantee in favor of ING Bank on the return of securities to the extent that SLD drew on the collateral while receiving reinsurance payments when contractually due. Effective October 30, 2013, this facility and the outstanding LOCs thereunder were consolidated with the July 2011 facility described above into a single $1.125 billion LOC facility (described below). As a result of the October 31, 2013 transaction, the Master Trust returned the securities and the guarantee provided by the Company was extinguished.

Intercompany Loans

In 2007, the Company entered into a $500.0 million par floating rate loan agreement with ING V under which the Company paid a variable rate of interest based on the three month LIBOR. As of May 31, 2013, the Company paid off $350 million of this loan and, on July 5, 2013, the Company paid off all remaining borrowings on this loan.

As of December 31, 2013, LOCs issued by ING Bank under the Revolving Credit Agreement were $150.3 million. As part of its participation in the Senior Unsecured Credit Facility described above, ING Bank funded $35.7 million of the total $500.0 million direct borrowings drawn from the Term Loan Agreement portion of the facility. In July 2012, all direct borrowing under the Term Loan Agreement were repaid and no direct borrowings remain thereunder.

Securities Offerings

ING Financial Markets LLC (“ING Financial Markets”), a non-subsidiary affiliate of Voya Financial, Inc., served as a Joint Book Running Manager or as a Senior Co-Manager for three offerings of debt securities made by the Company during 2013, and received an aggregate of $0.5 million for its services, on terms no more favorable than those received by any of the non-affiliated bookrunners or co-managers.

ING Financial Markets was one of the participating underwriters of our initial public offering and follow-on offering and received $1.3 million and $0.5 million, respectively, in commission from the Company, on terms no more favorable than those received by any of the non-affiliated underwriters.

Derivative and Swap Agreements

The Company is or has been party to several derivative contracts with NN Group and ING Bank and one or more of ING Bank’s subsidiaries. Each of the transactions entered into pursuant to these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk, and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, including interest rate swaps, equity options and currency forwards.

As of December 31, 2013, the outstanding notional amount of derivative contracts with NN Group, ING Bank and one or more of ING Bank’s subsidiaries were approximately $518.9 million (consisting of interest rate swaps of $328.8 million and equity options of $190.1 million).

As of December 31, 2013, the market value for these contracts was $10.5 million. For the year ended December 31, 2013, the Company recorded net realized capital gains (losses) of $1.7 million in respect of derivative contracts with ING Bank and NN Group.

Alt-A Back-up Facility

On January 26, 2009, ING Group, for itself and on behalf of certain subsidiaries, including the Company, reached an agreement with the Dutch State on an Illiquid Asset Back Up Facility (the “Alt-A Back-up Facility”) regarding Alt-A RMBS owned by subsidiaries, including the Company. Pursuant to this transaction, the Company effectively transferred all risks and rewards on 80% of a $4.5 billion par Alt-A RMBS portfolio to the Dutch State.

The Company executed a second transaction in January 2009, pursuant to which it sold an additional $445.9 million par Alt-A RMBS portfolio to ING Direct Bancorp for $375 million in cash. ING Direct Bancorp paid cash in the amount of $321.0 million for 80% of the Company’s additional $445.9 million par Alt-A RMBS and included those purchased securities as part of its Alt-A RMBS portfolio sale to the Dutch State. ING Direct Bancorp paid cash in the amount of $54.3 million and retained the remaining 20% of this Alt-A RMBS portfolio.

On November 13, 2012, the Company sold the obligations of the Dutch State to the Company under the Alt-A Back-Up Facility to a subsidiary of ING Group at fair value and transferred legal title to 80% of the securities subject to the Alt-A Back-up Facility to ING Bank. The Company continues to retain ownership of 20% of the Alt-A RMBS from the first transaction and, following the execution of an agreement with ING Group and certain of its subsidiaries in March 2014, may freely dispose of these securities.

Our Investment Management business manages the assets that were transferred to ING Bank by the Company and ING Direct Bancorp. For the year ended December 31, 2013, ING Bank paid us approximately $5.5 million in fees related to the Alt-A Asset Management Agreement.

Agreements related to ING Group Divestitures

In recent years, ING Group has divested several businesses and has agreed in certain cases with the buyers of the divested businesses to observe certain non-competition and other restrictions. We are subject to certain of those restrictions, the material aspects of which are indicated below:

Sale of ING Direct (Online US Retail Banking)

Until March 25, 2014, we could not, within the United States, accept retail bank deposits or operate an online securities brokerage or mortgage or consumer lending business.

Also, until February 17, 2017, we may not adopt, use or attempt to register any trademark, service mark or domain name in the United States, its territories or possessions that consists of or contains (i) an orange sphere, orange ball or similar orange object, or (ii) the word “orange” in connection with promoting retail banking products, although there are no restrictions on our use of the color orange. There are also certain restrictions on the use of certain domain names, trademarks, and other intellectual property rights.

Advisory Transactions

Several of our asset management subsidiaries have served as investment managers or sub-managers, investment advisors or sub-advisors, and portfolio managers or sub-managers for various funds pertaining to the asset management subsidiaries of ING Group or the general and separate accounts of non-U.S. insurance company subsidiaries of ING Group. The amount of fees we receive depends, in part, on the performance of the funds or the returns earned on the accounts which our subsidiaries are advising.

Fee and Revenue Sharing

Some of our asset management subsidiaries serve as co-managers or co-advisors for funds alongside other non-U.S. asset management subsidiaries of ING Group. For the services rendered as co-managers, we have agreed to share fees or revenues with our related party co-manager or co-advisor. Similarly, when asset management subsidiaries of ING Group serve as sub-advisors for our funds, we have entered into revenue sharing agreements, in which we receive a portion of the fees earned by the sub-advisor in return for hiring them as sub-advisor.

Non-Advisory Services

Several of our asset management subsidiaries have also provided and continue to provide non-advisory services to funds and asset management subsidiaries of ING Group. These services generally include, but are not limited to, providing research materials and recommendations, trading services, legal and tax advice, sales support services, compliance support and back office and administrative services.

Distribution and Solicitation Agreements

Several of our asset management subsidiaries are parties to distribution and/or solicitation agreements with non-U.S. asset management subsidiaries of ING Group through which these non-U.S. asset management subsidiaries of ING Group may distribute or sell our asset management products or strategies outside of the United States. Likewise, our U.S. asset management subsidiaries may distribute or sell products or strategies of ING Group’s non-U.S. asset management subsidiaries to U.S.-based clients and investors.

Reinsurance Agreements

Three of our insurance subsidiaries, RLI, ReliaStar Life Insurance Company of New York, and SLD, are parties to life reinsurance treaties with ING Re (Netherlands) N.V. (“ING Re”), a wholly owned reinsurance subsidiary of ING Group. These reinsurance treaties are all either yearly or monthly renewable term reinsurance treaties, and all of these treaties were closed for new business as of December 31, 2010. Although there are no new additional risks ceded under these agreements, the reinsurance of the risks already ceded will continue until the underlying policies lapse. In connection with these reinsurance treaties, our subsidiaries together paid premiums to ING Re of $10.4 million during the year ended December 31, 2013.

Transfer Pricing Agreement

Prior to our initial public offering we were a party to a transfer pricing agreement between the Company and ING Group, pursuant to which ING Group charged us certain specified amounts for various services provided by the ING Group head office. These services included tax services, financial controls, acquisitions and divestments, vendor management, capital management general administrative services, human resources, corporate communications, and audit services among others. The total charges for the services provided pursuant to the transfer pricing agreement are a part of the administrative overhead allocation described below. We no longer make payments to ING Group under this agreement.

Compensation and Other Arrangements Concerning Employees

We have maintained human resources-related arrangements with ING Group in three primary areas: (i) long-term compensation for our employees, (ii) expatriate relationships and (iii) provision of services to employees of our former affiliates in Latin America (discussed below).

Incentive Compensation

Our employees have participated in certain of ING Group’s long-term incentive compensation programs. Following our initial public offering, this participation is governed by the Equity Administration Agreement. See “—Continuing Relationship with ING Group—Equity Administration Agreement.” We pay ING Group a

recharge expense amount, which is an interest charge on a percentage of our outstanding stock options. This payment to ING Group was approximately $0.1 million for the year ended December 31, 2013. Such payments are now made pursuant to the Equity Administration Agreement.

When our employees or retirees receive payments through any of the long-term incentive plans managed by ING Group, ING Group reimburses the Company for amounts paid to employees. This reimbursement was approximately $53.4 million for the year ended December 31, 2013. Such payments are now made pursuant to the Equity Administration Agreement.

Expatriate Relationships

During 2013, there were four employees originally hired by the Company who worked at other affiliates within ING Group; however, as of December 31, 2013, none of these employees were considered to be employees of the Company. Two left ING Group entirely while two were hired directly by ING Group affiliates. During the first three months of 2013, we hosted one employee originally hired elsewhere within ING Group (who has since become an employee of the Company). Any salary, tax and other expenses related to these expatriate arrangements were reimbursed to the entity incurring the cost. For the year ended December 31, 2013 we received approximately $1.7 million in reimbursements for such expenses while paying out $2.1 million.

Affiliate Loan Transaction with Named Executive Officer

One of our named executive officers has entered into an unsecured loan arrangement with a banking subsidiary of ING Group. Such loan was made in the ordinary course of business, was made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans made by the banking subsidiary with persons unrelated to it, and did not involve more than the normal risk of collectability or present other unfavorable features. We disclaim any participation in the transaction.

Latin America Service Arrangements

Following the divestiture of ING Group’s Latin American businesses in December 2011, the Company entered into a transition services agreement with a subsidiary of ING Group to provide a variety of services to its Latin American affiliates, including personnel, legal, compliance, IT, finance, and accounting services. That transition services agreement, and the services provided thereunder, were terminated as of December 31, 2013. As part of this agreement, the Company was reimbursed $1.7 million for expenses incurred during the year ended December 31, 2013. In addition, as a result of a separate understanding between the Company and ING Group, the Company was also reimbursed an additional $22.0 million for expenses incurred by the Company during 2011 to 2013.

Sourcing/Procurement

We contract directly for most of our strategic sourcing and procurement needs. In several instances, we have entered into consolidated global agreements with ING Bank as the contracting entity to achieve greater leverage. In some cases, we pay directly to vendors based on pricing negotiated by ING Group. In other cases, we pay fees to ING Bank in consideration for our participation in these global arrangements. These global arrangements cover a variety of sourcing needs, including software licenses, information technology service and support, audit services and market data services. We reimbursed ING Bank approximately $1.3 million for the year ended December 31, 2013. In many cases, we have existing relationships with these vendors and have begun to contract directly with them.

Insurance Coverage

The Company continues to benefit from the Risk Management Program (“RMP”) of ING Group (a self-insured insurance program) with respect to professional liability and employment practices-related claims for wrongful acts that occurred prior to May 2, 2013. This coverage will cease as of December 31, 2014. The RMP insurance policies and certain endorsements related to the Company were issued directly by a third party insurer to the Company, which has paid premiums directly to a non-affiliated broker which, in turn, has remitted such premiums directly to the insurer. The insurer, in turn, cedes 100% of the RMP risks, along with 100% of the remitted premiums, to ING Re. The annual premiums paid by the Company include taxes, fees and premiums. The RMP coverage applies to (i) any claims reported under the RMP prior to May 2, 2013 and (ii) claims alleging wrongful acts occurring prior to May 2, 2013 and reported under the professional liability and employment practices liability coverages of the RMP reported on or before December 31, 2014. On January 1, 2015, reporting periods for claims made under the professional liability and employment practices liability RMP policies will terminate though any previously reported claims will remain covered by the RMP.

Given our departure from participation in the RMP, the Company has taken out a stand-alone insurance program insuring professional liability, employment practices liability and network security/cyber liability claims arising from wrongful acts that occur on or after May 2, 2013. The Company has also taken out a stand-alone fidelity/crime program that covers all claims discovered on or after May 2, 2013. The Company also maintains a separate, standalone directors and officers liability insurance program and a separate, standalone fiduciary liability insurance program, each of which is issued by non-affiliated providers. Additionally, directors and officers of the Company designated by ING Group are eligible for excess coverage under the “Side A” directors and officers and fiduciary liability insurance policy issued to ING Group by non-affiliated providers.

Intellectual Property

We frequently make use of trademarks and other intellectual property owned by ING Group. Prior to our initial public offering, there were no formal, written license agreements in place between the Company and ING Group, although we followed brand guidelines as specified in the Trademark License Agreement concluded between ING Group and NN Group. Our use of trademarks and intellectual property owned by ING Group is now governed by the IP Agreement described above under “—Continuing Relationship with ING Group—Transitional Intellectual Property License Agreement”. We have not previously paid license fees for the use of ING Group intellectual property and will not be required to do so pursuant to the IP Agreement.

ING Global Network

Our Employee Benefits business, through our subsidiary, RLI, participates in a worldwide insurance network offering multinational pooling arrangements to global corporate clients. This network, called ING Global Network, is co-owned in equal portions by RLI, Nationale-Nederlanden Nederland B.V. (a subsidiary of ING Group) and an unaffiliated insurance company, and profits and losses of the network are split accordingly.

Administrative Overhead Allocations

Previously, we made use of various other administrative and corporate services provided by non-U.S. affiliates of ING Group. We did not reimburse our affiliate service providers pursuant to formal written agreements but through accounting allocations. The total net allocations were approximately $2.2 million for the year ended December 31, 2013. These allocations will not continue in 2014.

Revenues and Expenses Associated with Related Party Transactions

The approximate net fees and costs received or (paid), or intercompany charges, for our various arrangements with ING Group and its affiliates, including NN Group, are presented in the table below.

($ in millions)	Year Ended December 31, 2013
Types of Related Party Transactions
Financing arrangements	$(43.8)
Revenues related to the Alt-A Back-up Facility	5.5
Transition services arrangements with affiliates	0.3
Advisory, sub-advisory, distribution solicitation and portfolio management agreements fees	10.9
Reinsurance Transactions	(10.4)
Human resources services and compensation arrangements	(0.1)
Sourcing/procurement services	(1.3)
Insurance policies	(5.6)
Other administrative services, overhead allocations	(2.2)

Total	$(46.7)

Related Party Transaction Approval Policy

Our Board of Directors has adopted a written related party transaction approval policy pursuant to which an Independent Committee of our Board of Directors reviews and approves or takes such other action as it may deem appropriate with respect to the following transactions:

•	a transaction in which we or one or more of our subsidiaries is a participant and which involves an amount exceeding $120,000 and in which any of our directors, executive officers, or 5% stockholders or any other “related person” as defined in Item 404 of Regulation S-K (“Item 404”), has or will have a direct or indirect material interest;

•	any material amendment, modification or extension of the Shareholder Agreement, the Equity Administration Agreement, the Registration Rights Agreement or the Transitional Intellectual Property License Agreement; and

•	any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

The policy provides that an investment by a director or executive officer in a fund or other investment vehicle sponsored or managed by the Company or by one or more of its subsidiaries shall not be deemed to be a related party transaction if:

•	such investment is made pursuant to the Company’s 401(k) plan, Deferred Compensation Savings Plan or any other similar type of Company-sponsored employee or director plan; or

•	such investment is made on terms and conditions that are in all material respects not more favorable to such director or executive officer than are available to investors that are not employed by or affiliated with the Company or any of its subsidiaries.

This policy sets forth factors to be considered by the Independent Committee in determining whether to approve any such transaction, including the nature of our and our subsidiaries’ involvement in the transaction, whether we or our subsidiaries have demonstrable business reasons to enter into the transaction, whether the transaction would impair the independence of a director and whether the proposed transaction involves any potential reputational or other risk issues.

To simplify the administration of the approval process under this policy, the Independent Committee may, where appropriate, establish guidelines for certain types of related party transactions or designate certain types of such transactions that will be deemed pre-approved. This policy also provides that the following transactions are deemed pre-approved:

•	decisions on compensation or benefits or the hiring or retention of our or any of our subsidiaries’ directors or executive officers, if approved by the applicable board committee;

•	the indemnification and advancement of expenses pursuant to our amended and restated certificate of incorporation, by-laws or an indemnification agreement; and

•	transactions where the related person’s interest or benefit arises solely from such person’s ownership of our securities and holders of such securities receive the same benefit on a pro rata basis.

The Independent Committee is currently comprised of Messrs. Hubbell, Griswell and Zweiner. Mr. Hubbell, as “lead director,” is the chairperson of the Independent Committee. A director on the Independent Committee who has an interest in a related party transaction being considered by the Independent Committee, will not participate in the consideration of that transaction unless requested by the chairperson of the Independent Committee.

This policy does not apply to the implementation or administration of intercompany agreements, including the Shareholder Agreement, the Equity Administration Agreement, the Registration Rights Agreement and the Transitional Intellectual Property License Agreement. Our directors who are also senior executives or directors of ING Group or any of its subsidiaries may participate in the negotiation, execution, implementation, amendment, modification, or termination of these intercompany arrangements, as well as in any resolution of disputes thereunder, on behalf of either or both of us and ING Group or any of its subsidiaries, in each case under the direction of the Independent Committee or the comparable committee of the board of directors of ING Group.

Our amended and restated certificate of incorporation contains limitations on the obligations of our directors who have certain relationships with ING Group with respect to certain corporate opportunities.

Director Independence

For a discussion of the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance—Our Directors.”

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following table provides information about fees payable by us to Ernst & Young LLP for each of 2013 and 2012.

	2013 fees (in millions)	2012 fees (in millions)
Audit fees	$17.0	$20.4
Audit-related fees(1)	$1.6	$1.5
Tax fees(2)	$0.4	$0.3
All other fees	$0	$0

(1)	Includes the audit of the financial statements of employee benefit plans, service organization control reports, and accounting consultations.
(2)	Includes tax compliance services provided to the Company and to consolidated investment funds, and routine tax advisory services.

All services were approved by the Audit Committee or, during periods when we were a wholly owned subsidiary of ING Group, the audit committee of ING Group. The charter of our Audit Committee provides that the Audit Committee pre-approves all audit and any non-audit services rendered to us by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy pursuant to which certain categories of engagements have been pre-approved without specific prior identification to the Audit Committee.

Item 15.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYA FINANCIAL, INC.

April 30, 2014	By:	/S/ EWOUT L. STEENBERGEN.
(Date)		Name:	Ewout L. Steenbergen
		Title:	Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Rodney O. Martin, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2014

* Patrick G. Flynn	Director	April 30, 2014

* J. Barry Griswell	Director	April 30, 2014

* Frederick S. Hubbell	Director	April 30, 2014

* Hendricus A. Koemans	Director	April 30, 2014

* Willem F. Nagel	Director	April 30, 2014

* David Zwiener	Director	April 30, 2014

* Ewout L. Steenbergen	Chief Financial Officer (Principal Financial Officer)	April 30, 2014

* Steven T. Pierson	Chief Accounting Officer (Principal Accounting Officer)	April 30, 2014

*By:	/S/ BRIDGET M. HEALY
Bridget M. Healy
Attorney-in-fact