Form 10-Q
period 2014-03-31
Voya Financial, Inc.
filed 2014-05-12
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 6, 2014, 254,594,220 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2014

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	March 31, 2014	December 31, 2013
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,607.9 at 2014 and $65,033.8 at 2013)	$70,449.7	$68,317.8
Fixed maturities, at fair value using the fair value option	3,082.1	2,935.3
Equity securities, available-for-sale, at fair value (cost of $244.8 at 2014 and $267.4 at 2013)	276.6	314.4
Short-term investments	1,046.2	1,048.1
Mortgage loans on real estate, net of valuation allowance of $3.4 at 2014 and $3.8 at 2013	9,258.1	9,312.2
Policy loans	2,119.7	2,147.0
Limited partnerships/corporations	218.9	236.4
Derivatives	1,044.7	1,149.3
Other investments	124.1	124.6
Securities pledged (amortized cost of $1,230.3 at 2014 and $1,457.9 at 2013)	1,271.3	1,465.7
Total investments	88,891.4	87,050.8
Cash and cash equivalents	2,499.8	2,840.8
Short-term investments under securities loan agreements, including collateral delivered	558.6	552.9
Accrued investment income	935.6	897.1
Reinsurance recoverable	6,785.8	6,702.2
Deferred policy acquisition costs and Value of business acquired	4,860.8	5,351.6
Sales inducements to contract holders	258.6	279.0
Deferred income taxes	—	162.1
Goodwill and other intangible assets	312.5	323.7
Other assets	1,016.1	1,036.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	3,382.4	3,218.6
Cash and cash equivalents	570.0	710.7
Corporate loans, at fair value using the fair value option	5,490.7	4,965.3
Other assets	108.4	104.8
Assets held in separate accounts	107,840.0	106,827.1
Total assets	$223,510.7	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	March 31, 2014	December 31, 2013
Liabilities and Shareholders' Equity:
Future policy benefits	$14,532.6	$14,098.4
Contract owner account balances	69,723.5	69,908.3
Payables under securities loan agreements, including collateral held	864.5	769.4
Long-term debt	3,515.0	3,514.7
Funds held under reinsurance agreements	1,174.5	1,181.5
Derivatives	1,013.5	1,351.8
Pension and other post-employment provisions	467.5	474.9
Current income taxes	3.5	44.1
Deferred income taxes	272.1	—
Other liabilities	1,243.0	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	5,525.5	5,161.6
Other liabilities	967.5	903.3
Liabilities related to separate accounts	107,840.0	106,827.1
Total liabilities	207,142.7	205,509.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 262,625,547 and 261,754,931 shares issued as of 2014 and 2013, respectively; 254,734,166 and 261,675,811 shares outstanding as of 2014 and 2013, respectively)	2.6	2.6
Treasury stock (at cost; 7,891,381and 79,120 shares as of 2014 and 2013, respectively)	(269.8)	—
Additional paid-in capital	23,579.5	23,563.7
Accumulated other comprehensive income (loss)	2,577.5	1,849.1
Retained earnings (deficit):
Appropriated-consolidated investment entities	15.2	18.4
Unappropriated	(11,903.5)	(12,161.6)
Total Voya Financial, Inc. shareholders' equity	14,001.5	13,272.2
Noncontrolling interest	2,366.5	2,241.8
Total shareholders' equity	16,368.0	15,514.0
Total liabilities and shareholders' equity	$223,510.7	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net investment income	$1,145.6	$1,198.7
Fee income	931.8	891.9
Premiums	600.9	471.9
Net realized gains (losses):
Total other-than-temporary impairments	(3.3)	(11.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	(0.6)
Net other-than-temporary impairments recognized in earnings	(3.3)	(11.0)
Other net realized capital gains (losses)	(187.3)	(863.8)
Total net realized capital gains (losses)	(190.6)	(874.8)
Other revenue	105.5	95.6
Income (loss) related to consolidated investment entities:
Net investment income (loss)	81.5	44.2
Changes in fair value related to collateralized loan obligations	(3.8)	(8.9)
Total revenues	2,670.9	1,818.6
Benefits and expenses:
Policyholder benefits	865.0	540.5
Interest credited to contract owner account balance	493.1	520.9
Operating expenses	789.5	759.1
Net amortization of deferred policy acquisition costs and value of business acquired	126.1	130.5
Interest expense	47.6	44.4
Operating expenses related to consolidated investment entities:
Interest expense	46.2	36.8
Other expense	1.1	0.7
Total benefits and expenses	2,368.6	2,032.9
Income (loss) before income taxes	302.3	(214.3)
Income tax expense (benefit)	30.7	11.2
Net income (loss)	271.6	(225.5)
Less: Net income (loss) attributable to noncontrolling interest	13.5	(13.5)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$258.1	$(212.0)
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.99	$(0.92)
Diluted	$0.98	$(0.92)
Cash dividends declared per share of common stock	$0.01	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$271.6	$(225.5)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,110.1	(399.9)
Other-than-temporary impairments	15.6	10.9
Pension and other postretirement benefits liability	(3.4)	(3.5)
Other comprehensive income (loss), before tax	1,122.3	(392.5)
Income tax expense (benefit) related to items of other comprehensive income (loss)	393.9	(134.6)
Other comprehensive income (loss), after tax	728.4	(257.9)
Comprehensive income (loss)	1,000.0	(483.4)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	13.5	(13.5)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$986.5	$(469.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2014 and 2013 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2014	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,161.6)	$13,272.2	$2,241.8	$15,514.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	258.1	258.1	13.5	271.6
Other comprehensive income (loss), after tax	—	—	—	728.4	—	—	728.4	—	728.4
Total comprehensive income (loss)							986.5	13.5	1,000.0
Reclassification of noncontrolling interest	—	—	—	—	(3.2)	—	(3.2)	3.2	—
Common stock acquired - Share buyback	—	(258.9)	—	—	—	—	(258.9)	—	(258.9)
Dividends on common stock	—	—	(2.6)	—	—	—	(2.6)	—	(2.6)
Share-based compensation	—	(10.9)	18.4	—	—	—	7.5	—	7.5
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	—	108.0	108.0
Balance at March 31, 2014	$2.6	$(269.8)	$23,579.5	$2,577.5	$15.2	$(11,903.5)	$14,001.5	$2,366.5	$16,368.0

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	—	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(212.0)	(212.0)	(13.5)	(225.5)
Other comprehensive income (loss), after tax	—	—	—	(257.9)	—	—	(257.9)	—	(257.9)
Total comprehensive income (loss)							(469.9)	(13.5)	(483.4)
Reclassification of noncontrolling interest	—	—	—	—	(6.2)	—	(6.2)	6.2	—
Common stock acquired - Share buyback	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	(7.7)	—	—	—	(7.7)	—	(7.7)
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	—	28.8	28.8
Balance at March 31, 2013	$2.3	$—	$22,909.9	$3,452.8	$0.2	$(12,974.1)	$13,391.1	$2,207.8	$15,598.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$786.6	$(28.4)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,629.7	4,455.8
Equity securities, available-for-sale	47.7	28.4
Mortgage loans on real estate	307.4	318.3
Limited partnerships/corporations	60.9	18.0
Acquisition of:
Fixed maturities	(3,057.2)	(4,802.8)
Equity securities, available-for-sale	(7.4)	(9.4)
Mortgage loans on real estate	(252.9)	(581.4)
Limited partnerships/corporations	(18.4)	(9.8)
Short-term investments, net	1.9	2,999.1
Policy loans, net	27.3	(4.1)
Derivatives, net	(178.6)	(1,089.6)
Other investments, net	2.0	11.8
Sales from consolidated investment entities	571.8	573.8
Purchases within consolidated investment entities	(1,258.8)	(613.8)
Collateral received (delivered), net	89.4	(360.5)
Purchases of fixed assets, net	(8.7)	(6.6)
Net cash (used in) provided by investing activities	(1,043.9)	927.2
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,500.0	2,936.2
Maturities and withdrawals from investment contracts	(2,809.7)	(2,996.6)
Proceeds from issuance of debt with maturities of more than three months	—	1,000.6
Repayment of debt with maturities of more than three months	—	(1,304.6)
Short-term debt, net	—	(169.7)
Debt issuance costs	(16.7)	(6.5)
Borrowings of consolidated investment entities	28.4	—
Contributions from (distributions to) participants in consolidated investment entities	466.9	642.7
Common stock acquired - Share buyback	(250.0)	—
Dividends paid	(2.6)	—
Net cash (used in) provided by financing activities	(83.7)	102.1
Net (decrease) increase in cash and cash equivalents	(341.0)	1,000.9
Cash and cash equivalents, beginning of period	2,840.8	1,786.8
Cash and cash equivalents, end of period	$2,499.8	$2,787.7
Supplemental cash flow information:
Income taxes paid (received), net	$31.0	$(3.2)
Interest paid	67.2	55.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts and funding agreements. The Company provides its principal products and services in three businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See Note 14. Segments to these Condensed Consolidated Financial Statements.

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). Also on March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Buyback") (the offering and the Direct Share Buyback collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

Basis of Presentation

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

The Condensed Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as partnerships (voting interest entities ("VOEs")) in which the Company has control and variable interest entities ("VIEs") for which the Company is the primary beneficiary. See Note 13. Consolidated Investment Entities to these Condensed Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014, and its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC"), which included all disclosures required by U.S. GAAP. Therefore, these unaudited Condensed Consolidated Financial Statements should be read

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

in conjunction with the audited Consolidated Financial Statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Adoption of New Pronouncements

Presentation of Unrecognized Tax Benefits
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Accounting Standards Codification ("ASC") Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which clarifies that:

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to all unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

The provisions of ASU 2013-08 were adopted prospectively by the Company on January 1, 2014, for entities that are investment companies at that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

Joint and Several Liability Arrangements
In February 2013, the FASB issued ASU 2013-04, "Liabilities (ASC Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"), which requires an entity to measure obligations resulting from joint and several liable arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount it expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

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

The provisions of ASU 2011-06 were adopted by the Company on January 1, 2014, when the fee initially became effective. The adoption of ASU 2011-06 had no effect on the Company's financial condition, results of operations or cash flows, as the amount of net premium written for qualifying health insurance by the Company in 2014 is expected to be below the $25.0 threshold as defined by the Acts and, thus, not subject to the fee.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements

Discontinued Operations and Disposals
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), which requires the disposal of a component of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the entity's operations and financial results. The component should be reported in discontinued operations when it meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation, and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods. The Company does not expect ASU 2014-08 to have an impact on its financial condition, results of operations, cash flows or disclosures, as the Company does not have any discontinued operations as of March 31, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$4,991.6	$315.6	$44.1	$—	$5,263.1	$—
U.S. Government agencies and authorities	610.6	33.7	0.2	—	644.1	—
State, municipalities and political subdivisions	276.5	17.5	0.4	—	293.6	—
U.S. corporate securities	36,658.8	2,876.3	361.6	—	39,173.5	11.8

Foreign securities(1):
Government	886.3	45.0	24.1	—	907.2	—
Other	14,859.9	1,062.2	88.7	—	15,833.4	—
Total foreign securities	15,746.2	1,107.2	112.8	—	16,740.6	—

Residential mortgage-backed securities:
Agency	5,319.7	432.7	41.9	76.2	5,786.7	0.3
Non-Agency	1,054.7	175.3	10.9	46.9	1,266.0	93.3
Total Residential mortgage-backed securities	6,374.4	608.0	52.8	123.1	7,052.7	93.6
Commercial mortgage-backed securities	3,472.8	323.9	0.6	—	3,796.1	—
Other asset-backed securities	1,789.4	81.4	31.4	—	1,839.4	5.0

Total fixed maturities, including securities pledged	69,920.3	5,363.6	603.9	123.1	74,803.1	110.4
Less: Securities pledged	1,230.3	50.4	9.4	—	1,271.3	—
Total fixed maturities	68,690.0	5,313.2	594.5	123.1	73,531.8	110.4

Equity securities:
Common stock	194.3	2.3	0.2	—	196.4	—
Preferred stock	50.5	29.7	—	—	80.2	—
Total equity securities	244.8	32.0	0.2	—	276.6	—

Total fixed maturities and equity securities investments	$68,934.8	$5,345.2	$594.7	$123.1	$73,808.4	$110.4
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

Voya Financial, Inc.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,999.3	$2,032.5
After one year through five years	13,858.5	14,748.5
After five years through ten years	21,329.9	22,070.1
After ten years	21,096.0	23,263.8
Mortgage-backed securities	9,847.2	10,848.8
Other asset-backed securities	1,789.4	1,839.4
Fixed maturities, including securities pledged	$69,920.3	$74,803.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2014
Communications	$3,966.9	$403.4	$29.2	$4,341.1
Financial	6,990.9	675.5	42.7	7,623.7
Industrial and other companies	29,959.3	1,964.8	293.2	31,630.9
Utilities	9,165.5	778.4	70.8	9,873.1
Transportation	1,436.1	116.4	14.4	1,538.1
Total	$51,518.7	$3,938.5	$450.3	$55,006.9

December 31, 2013
Communications	$4,016.2	$293.0	$73.4	$4,235.8
Financial	6,640.7	566.6	72.6	7,134.7
Industrial and other companies	29,303.1	1,524.5	564.5	30,263.1
Utilities	9,200.6	570.0	142.2	9,628.4
Transportation	1,467.1	84.6	30.0	1,521.7
Total	$50,627.7	$3,038.7	$882.7	$52,783.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI"), and presented net of related changes in DAC, VOBA and deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2014 and December 31, 2013, approximately 41.5% and 38.3%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of March 31, 2014 and December 31, 2013, the fair value of loaned securities was $449.4 and $435.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $466.3 and $451.0, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, liabilities to return collateral of $466.3 and $451.0, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,315.7	$7.9		$927.9	$29.4	$45.1	$6.8	$2,288.7	$44.1
U.S. Government agencies and authorities	6.8	—	*	57.5	0.2	—	—	64.3	0.2
U.S. corporate, state and municipalities	1,316.4	14.2		5,743.4	247.1	1,112.8	100.7	8,172.6	362.0
Foreign	345.1	2.4		1,842.9	84.5	295.9	25.9	2,483.9	112.8
Residential mortgage-backed	427.1	2.7		950.4	27.1	392.2	23.0	1,769.7	52.8
Commercial mortgage-backed	28.6	0.6		—	—	—	—	28.6	0.6
Other asset-backed	146.7	0.7		45.9	0.4	288.1	30.3	480.7	31.4
Total	$3,586.4	$28.5		$9,568.0	$388.7	$2,134.1	$186.7	$15,288.5	$603.9
* Less than $0.1

Voya Financial, Inc.
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
* Less than $0.1

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.0% and 89.4% of the average book value as of March 31, 2014 and December 31, 2013, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2014
Six months or less below amortized cost	$3,892.3	$35.4	$69.1	$8.5	322	9
More than six months and twelve months or less below amortized cost	9,935.5	12.9	381.6	4.1	622	5
More than twelve months below amortized cost	2,004.7	11.6	136.9	3.7	338	15
Total	$15,832.5	$59.9	$587.6	$16.3	1,282	29

December 31, 2013
Six months or less below amortized cost	$7,883.3	$80.5	$166.0	$18.6	570	20
More than six months and twelve months or less below amortized cost	12,339.7	67.6	776.8	16.7	798	8
More than twelve months below amortized cost	1,579.2	55.8	144.5	13.9	302	22
Total	$21,802.2	$203.9	$1,087.3	$49.2	1,670	50

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
March 31, 2014
U.S. Treasuries	$2,332.8	$—		$44.1	$—		28	—
U.S. Government agencies and authorities	64.5	—		0.2	—		3	—
U.S. corporate, state and municipalities	8,506.0	28.6		355.1	6.9		520	3
Foreign	2,593.3	3.4		112.0	0.8		210	1
Residential mortgage-backed	1,814.6	7.9		49.0	3.8		416	15
Commercial mortgage-backed	29.2	—	*	0.6	—	*	8	1
Other asset-backed	492.1	20.0		26.6	4.8		97	9
Total	$15,832.5	$59.9		$587.6	$16.3		1,282	29

December 31, 2013
U.S. Treasuries	$2,750.5	$25.3		$81.4	$5.4		32	1
U.S. Government agencies and authorities	66.8	—		1.4	—		3	—
U.S. corporate, state and municipalities	11,892.6	55.8		694.2	13.5		744	5
Foreign	3,944.2	35.0		211.0	7.7		300	6
Residential mortgage-backed	2,361.4	35.6		70.2	10.2		471	25
Commercial mortgage-backed	245.5	—		3.5	—		16	—
Other asset-backed	541.2	52.2		25.6	12.4		104	13
Total	$21,802.2	$203.9		$1,087.3	$49.2		1,670	50
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$38.9	$2.6	$4.2	$0.6
Non-agency RMBS 90% - 100%	80.5	7.1	5.1	1.6
Non-agency RMBS 80% - 90%	99.9	4.8	9.1	1.2
Non-agency RMBS < 80%	281.0	6.8	15.7	2.1
Agency RMBS	1,605.8	4.5	39.3	2.6
Other ABS (Non-RMBS)	200.6	2.1	2.2	0.5
Total RMBS and Other ABS	$2,306.7	$27.9	$75.6	$8.6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$387.3	$17.9	$27.8	$4.4
Non-agency RMBS 5% - 10%	20.6	—	0.7	—
Non-agency RMBS 0% - 5%	34.1	—	1.0	—
Non-agency RMBS 0%	58.3	3.4	4.6	1.1
Agency RMBS	1,605.8	4.5	39.3	2.6
Other ABS (Non-RMBS)	200.6	2.1	2.2	0.5
Total RMBS and Other ABS	$2,306.7	$27.9	$75.6	$8.6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2014	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,317.3	$4.2	$36.3	$1.4
Floating Rate	989.4	23.7	39.3	7.2
Total	$2,306.7	$27.9	$75.6	$8.6
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$75.7	$36.4	$2.9	$8.3
Non-agency RMBS 90% - 100%	156.8	24.1	8.6	5.7
Non-agency RMBS 80% - 90%	151.3	5.9	8.4	1.7
Non-agency RMBS < 80%	284.7	8.0	15.5	2.2
Agency RMBS	2,008.9	11.3	57.9	4.2
Other ABS (Non-RMBS)	225.2	2.1	2.5	0.5
Total RMBS and Other ABS	$2,902.6	$87.8	$95.8	$22.6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$407.1	$47.7	$27.6	$11.1
Non-agency RMBS 5% - 10%	43.9	0.8	1.2	0.2
Non-agency RMBS 0% - 5%	90.4	3.9	1.9	0.8
Non-agency RMBS 0%	127.1	22.0	4.7	5.8
Agency RMBS	2,008.9	11.3	57.9	4.2
Other ABS (Non-RMBS)	225.2	2.1	2.5	0.5
Total RMBS and Other ABS	$2,902.6	$87.8	$95.8	$22.6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,723.7	$4.4	$50.5	$1.6
Floating Rate	1,178.9	83.4	45.3	21.0
Total	$2,902.6	$87.8	$95.8	$22.6
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2014, the Company had no new troubled debt restructurings for private placement or commercial mortgage loans. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 21 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $91.0. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and March 31, 2014, these loans have repaid $4.2 in principal.

As of March 31, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2014	December 31, 2013
Commercial mortgage loans	$9,261.5	$9,316.0
Collective valuation allowance	(3.4)	(3.8)
Total net commercial mortgage loans	$9,258.1	$9,312.2

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2014 and 2013.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	March 31, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$3.8	$3.9
Addition to (reduction of) allowance for losses	(0.4)	(0.1)
Collective valuation allowance for losses, end of period	$3.4	$3.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	94.2	94.3
Subtotal	94.2	94.3
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$94.2	$94.3
Unpaid principal balance of impaired loans	$96.6	$96.7
The following table presents information on impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure as of the dates indicated:

	March 31, 2014	December 31, 2013
Troubled debt restructured loans	$86.6	$86.6
Loans 90 days or more past due, interest no longer accruing, at amortized cost	—	5.1
Loans in foreclosure, at amortized cost	—	—
Unpaid principal balance of loans 90 days or more past due, interest no longer accruing	—	5.1

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

($ in millions)	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
As of March 31, 2014	$—	$—	$—	$—	$—
As of December 31, 2013	—	5.1	—	—	5.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2014 or December 31, 2013.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

There were no loans in arrears with respect to principal and interest as of March 31, 2014. There was one loan in arrears with respect to principal and interest as of December 31, 2013 with a total amortized cost of $5.1.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$94.2	$16.9
Interest income recognized on impaired loans, on an accrual basis (1)	1.3	0.2
Interest income recognized on impaired loans, on a cash basis (1)	1.0	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.2	—
(1) Includes amounts for Troubled debt restructured loans.

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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2014 (1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$1,604.3	$1,782.6
50% - 60%	2,484.6	2,390.0
60% - 70%	4,708.8	4,668.3
70% - 80%	445.1	455.8
80% and above	18.7	19.3
Total Commercial mortgage loans	$9,261.5	$9,316.0
(1) Balances do not include allowance for mortgage loan credit losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2014 (1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,333.1	$6,346.5
1.25x - 1.5x	1,515.3	1,520.9
1.0x - 1.25x	973.2	980.6
Less than 1.0x	439.7	467.8
Commercial mortgage loans secured by land or construction loans	0.2	0.2
Total Commercial mortgage loans	$9,261.5	$9,316.0
(1) Balances do not include allowance for mortgage loan credit losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,369.2	25.6%	$2,281.8	24.5%
South Atlantic	1,964.6	21.2%	1,936.0	20.8%
Middle Atlantic	1,113.2	12.0%	1,112.0	11.9%
West South Central	1,112.7	12.0%	1,122.3	12.0%
East North Central	1,055.6	11.4%	1,037.5	11.1%
Mountain	771.7	8.3%	790.4	8.5%
West North Central	525.6	5.7%	517.2	5.6%
East South Central	198.7	2.2%	200.7	2.2%
New England	150.2	1.6%	318.1	3.4%
Total Commercial mortgage loans	$9,261.5	100.0%	$9,316.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

	March 31, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,951.0	31.9%	$2,936.9	31.5%
Industrial	2,818.6	30.4%	2,848.0	30.6%
Apartments	1,348.7	14.6%	1,296.1	13.9%
Office	1,089.0	11.7%	1,242.2	13.3%
Hotel/Motel	382.1	4.1%	430.6	4.6%
Mixed Use	305.8	3.3%	184.1	2.0%
Other	366.3	4.0%	378.1	4.1%
Total Commercial mortgage loans	$9,261.5	100.0%	$9,316.0	100.0%
(1) Balances do not include allowance for mortgage loan credit losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2014 (1)	December 31, 2013(1)
Year of Origination:
2014	$252.9	$—
2013	2,187.0	2,199.8
2012	1,731.5	1,743.3
2011	1,804.9	1,835.9
2010	394.4	409.8
2009	148.9	149.5
2008 and prior	2,741.9	2,977.7
Total Commercial mortgage loans	$9,261.5	$9,316.0
(1) Balances do not include allowance for mortgage loan credit losses.

Voya Financial, Inc.
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.4	1	$—	—
Residential mortgage-backed	1.6	37	3.6	74
Commercial mortgage-backed	0.2	2	0.1	2
Other asset-backed	0.1	2	7.3	2
Equity	1.0	2	—	—
Total	$3.3	44	$11.0	78

The above table includes $3.1 and $3.6 of write-downs related to credit impairments for the three months ended March 31, 2014 and 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.2 and $7.4 in write-downs for the three months ended March 31, 2014 and 2013, respectively, are related to intent impairments.

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
Commercial mortgage-backed	$0.2	2	$0.1	2
Other asset-backed	—	—	7.3	2
Total	$0.2	2	$7.4	4

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Balance at January 1	$102.8	$114.7
Additional credit impairments:
On securities not previously impaired	1.1	0.2
On securities previously impaired	1.0	3.0
Reductions:
Securities intent impaired	—	—
Securities sold, matured, prepaid or paid down	(3.8)	(5.5)
Balance at March 31	$101.1	$112.4

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities	$984.8	$1,012.6
Equity securities, available-for-sale	3.8	2.6
Mortgage loans on real estate	115.3	118.2
Policy loans	28.0	29.9
Short-term investments and cash equivalents	0.8	0.9
Other	14.1	35.9
Gross investment income	1,146.8	1,200.1
Less: investment expenses	1.2	1.4
Net investment income	$1,145.6	$1,198.7

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$13.7	$9.4
Fixed maturities, at fair value option	(18.9)	(107.6)
Equity securities, available-for-sale	17.1	0.2
Derivatives	53.8	(1,099.7)
Embedded derivative - fixed maturities	(3.3)	(23.3)
Embedded derivative - product guarantees	(255.1)	346.3
Other investments	2.1	(0.1)
Net realized capital gains (losses)	$(190.6)	$(874.8)
After-tax net realized capital gains (losses)	$(118.3)	$(568.7)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Proceeds on sales	$1,494.9	$3,212.7
Gross gains	39.7	42.0
Gross losses	19.8	14.4

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

Voya Financial, Inc.
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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Voya Financial, Inc.
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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$723.5	$94.9	$—	$786.0	$81.0	$0.5
Foreign exchange contracts	174.7	5.5	2.1	174.7	6.3	1.6
Fair value hedges:
Interest rate contracts	873.5	3.6	62.6	873.5	4.8	64.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts(2)	60,311.6	666.7	804.6	63,122.0	826.2	1,174.3
Foreign exchange contracts	1,233.2	21.1	29.2	1,281.7	17.8	43.3
Equity contracts	17,412.7	217.6	102.6	11,725.9	172.7	52.9
Credit contracts	3,221.0	35.3	12.4	3,221.0	40.5	14.5
Embedded derivatives:
Within fixed maturity investments	N/A	123.1	—	N/A	126.5	—
Within annuity products	N/A	—	2,969.3	N/A	—	2,645.6
Within reinsurance agreements	N/A	—	95.9	N/A	—	79.0
Total		$1,167.8	$4,078.7		$1,275.8	$4,076.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
(2) As of March 31, 2014, includes a notional amount, asset fair value and liability fair value for interest rate caps of $11.8 billion, $101.0 and $17.7, respectively. As of December 31, 2013, includes a notional amount, asset fair value and liability fair value for interest rate caps of $11.8 billion, $162.5 and $29.7, respectively.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments which do not qualify as effective accounting hedges under ASC Topic 815.

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

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of OTC and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,221.0	$35.3	$12.4
Equity contracts	9,707.4	212.1	44.6
Foreign exchange contracts	1,407.9	26.6	31.3
Interest rate contracts	61,908.6	765.2	867.2
		1,039.2	955.5
Counterparty netting(1)		(589.5)	(589.5)
Cash collateral netting(1)		(326.6)	(13.6)
Securities collateral netting(1)		(43.7)	(260.9)
Net receivables/payables		$79.4	$91.5
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,221.0	$40.5	$14.5
Equity contracts	4,513.5	170.7	32.0
Foreign exchange contracts	1,456.4	24.1	44.9
Interest rate contracts	64,734.1	912.0	1,239.5
		1,147.3	1,330.9
Counterparty netting(1)		(701.0)	(701.0)
Cash collateral netting(1)		(241.7)	(15.7)
Securities collateral netting(1)		(35.9)	(479.1)
Net receivables/payables		$168.7	$135.1
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the Company's Over-The-Counter ("OTC") Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2014, the Company held $283.7 and $39.1 of net cash collateral related to OTC derivative contracts

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $214.7 and $18.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $821.9 and $1.0 billion, respectively.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.1
Foreign exchange contracts	0.4	—
Fair value hedges:
Interest rate contracts	(5.2)	1.3
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	204.2	(256.0)
Foreign exchange contracts	(1.7)	87.1
Equity contracts	(144.9)	(939.1)
Credit contracts	0.8	6.9
Embedded derivatives:
Within fixed maturity investments(2)	(3.3)	(23.3)
Within annuity products(2)	(255.1)	346.3
Within reinsurance agreements(3)	(16.7)	14.7
Total	$(221.3)	$(762.0)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. The Company has ISDA agreements with each counterparty with which it conducts business and tracks the collateral positions for each counterparty. To the extent cash collateral is received, it is included in Payables under securities loan agreements, including collateral held, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2014, the fair values of credit default swaps of $35.3 and $12.4 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $40.5 and $14.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013 the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $0.5 billion on credit default swaps, respectively. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to the Fair Value Measurements and disclosures of the FASB ASC Topic 820. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$4,677.1	$586.0	$—	$5,263.1
U.S. Government agencies and authorities	—	636.9	7.2	644.1
U.S. corporate, state and municipalities	—	38,898.4	568.7	39,467.1
Foreign(1)	—	16,609.9	130.7	16,740.6
Residential mortgage-backed securities	—	6,948.3	104.4	7,052.7
Commercial mortgage-backed securities	—	3,771.2	24.9	3,796.1
Other asset-backed securities	—	1,797.2	42.2	1,839.4
Total fixed maturities, including securities pledged	4,677.1	69,247.9	878.1	74,803.1
Equity securities, available-for-sale	215.1	4.4	57.1	276.6
Derivatives:
Interest rate contracts	—	765.2	—	765.2
Foreign exchange contracts	—	26.6	—	26.6
Equity contracts	5.5	138.9	73.2	217.6
Credit contracts	—	29.0	6.3	35.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,834.2	270.4	—	4,104.6
Assets held in separate accounts	102,600.4	5,221.7	17.9	107,840.0
Total assets	$111,332.3	$75,704.1	$1,032.6	$188,069.0
Percentage of Level to total	59.3%	40.3%	0.4%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,808.0	$1,808.0
GMAB/GMWB/GMWBL(2)	—	—	1,143.3	1,143.3
Stabilizer and MCGs	—	—	18.0	18.0
Other derivatives:
Interest rate contracts	—	867.2	—	867.2
Foreign exchange contracts	—	31.3	—	31.3
Equity contracts	58.0	44.6	—	102.6
Credit contracts	—	—	12.4	12.4
Embedded derivative on reinsurance	—	95.9	—	95.9
Total liabilities	$58.0	$1,039.0	$2,981.7	$4,078.7
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

Voya Financial, Inc.
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
(1)Primarily U.S. dollar denominated.

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

Voya Financial, Inc.
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2014 and 2013. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$(0.2)	$—	$(7.0)	$7.2	$—
U.S. corporate, state and municipalities	456.5	—	4.5	108.0	—	—	(10.1)	12.8	(3.0)	568.7	—
Foreign	154.3	—	1.6	—	—	—	(0.2)	—	(25.0)	130.7	—
Residential mortgage-backed securities	98.6	(2.8)	0.8	—	—	—	(0.6)	8.8	(0.4)	104.4	(2.8)
Commercial mortgage-backed securities	—	—	—	24.9	—	—	—	—	—	24.9	—
Other asset-backed securities	59.2	3.1	(2.5)	—	—	—	(17.6)	—	—	42.2	1.0
Total fixed maturities including securities pledged	783.0	0.3	4.4	132.9	—	—	(28.7)	21.6	(35.4)	878.1	(1.8)
Equity securities, available-for-sale	55.3	(0.9)	2.8	—	—	(0.1)	—	—	—	57.1	(0.9)
Derivatives:
Product guarantees:
FIA(1)	(1,736.7)	(42.4)	—	—	(50.3)	—	21.4	—	—	(1,808.0)	—
GMAB/GMWB/GMWBL(1)	(908.9)	(195.9)	—	—	(38.6)	—	0.1	—	—	(1,143.3)	—
Stabilizer and MCGs(1)	—	(16.8)	—	(1.2)	—	—	—	—	—	(18.0)	—
Other derivatives, net	80.3	1.0	—	7.4	—	—	(21.6)	—	—	67.1	(12.7)
Assets held in separate accounts(4)	13.1	—	—	5.8	—	(1.0)	—	—	—	17.9	—
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

ING U.S., Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	524.2	(0.1)	2.2	50.1	—	—	(13.5)	58.5	(64.6)	556.8	(0.1)
Foreign	104.2	—	4.8	—	—	—	(1.7)	—	—	107.3	—
Residential mortgage-backed securities	74.1	(1.8)	—	16.0	—	—	(0.2)	0.2	—	88.3	(1.8)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	115.2	5.9	(0.7)	—	—	—	(19.5)	0.3	(0.3)	100.9	3.7
Total fixed maturities including securities pledged	817.7	4.0	6.3	66.1	—	—	(34.9)	59.0	(64.9)	853.3	1.8
Equity securities, available-for-sale	55.8	(0.3)	1.8	2.0	—	(1.9)	—	51.8	(49.8)	59.4	—
Derivatives:
Product guarantees:
FIA(1)	(1,434.3)	(123.7)	—	—	(15.1)	—	11.4	—	—	(1,561.7)	—
GMAB/GMWB/GMWBL(1)	(2,035.4)	444.5	—	—	(37.8)	—	0.1	—	—	(1,628.6)	—
Stabilizer and MCGs(1)	(102.0)	25.5	—	(1.5)	—	—	—	—	—	(78.0)	—
Other derivatives, net	22.9	44.7	—	6.3	—	—	(8.4)	—	—	65.5	37.6
Assets held in separate accounts(4)	16.3	—	—	0.2	—	(6.6)	—	2.2	(9.9)	2.2	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and separate accounts, as well as equity securities for the three months ended March 31, 2013, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.6%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-31% to -14%		-31% to -14%		—		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 31% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, we assume that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.4	$1.0	$3.4	5.4
60-69	5.6	1.9	7.5	1.2
70+	4.4	1.1	5.5	0.0
	$12.4	$4.0	$16.4	2.2

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.2	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	2.5	0.36% to 11%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$6.2	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.2	6.9% to 40%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

Voya Financial, Inc.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2013 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.7	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.3	0.36% to 11%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.8	6.9% to 40%
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

Voya Financial, Inc.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$74,803.1	$74,803.1	$72,718.8	$72,718.8
Equity securities, available-for-sale	276.6	276.6	314.4	314.4
Mortgage loans on real estate	9,258.1	9,336.9	9,312.2	9,404.7
Policy loans	2,119.7	2,119.7	2,147.0	2,147.0
Limited partnerships/corporations	218.9	218.9	236.4	236.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,104.6	4,104.6	4,441.8	4,441.8
Derivatives	1,044.7	1,044.7	1,149.3	1,149.3
Other investments	124.1	130.6	124.6	131.1
Assets held in separate accounts	107,840.0	107,840.0	106,827.1	106,827.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,732.6	54,566.8	49,418.4	53,713.8
Funding agreements with fixed maturities and guaranteed investment contracts	2,332.0	2,310.5	2,692.3	2,663.9
Supplementary contracts, immediate annuities and other	3,542.0	3,799.7	3,383.6	3,567.3
Derivatives:
Annuity product guarantees:
FIA	1,808.0	1,808.0	1,736.7	1,736.7
GMAB/GMWB/GMWBL	1,143.3	1,143.3	908.9	908.9
Stabilizer and MCGs	18.0	18.0	—	—
Other derivatives	1,013.5	1,013.5	1,351.8	1,351.8
Long-term debt	3,515.0	3,824.9	3,514.7	3,717.8
Embedded derivatives on reinsurance	95.9	95.9	79.0	79.0
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

Voya Financial, Inc.
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

Long-term debt: Estimated fair value of the Company’s long-term debt is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk. Long-term debt is classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within deferred policy acquisition costs ("DAC") and value of business acquired ("VOBA") was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	91.6	3.4	95.0
Amortization:
Amortization	(159.6)	(47.3)	(206.9)
Interest accrued(1)	58.3	22.5	80.8
Net amortization included in Condensed Consolidated Statements of Operations	(101.3)	(24.8)	(126.1)
Change in unrealized capital gains/losses on available-for-sale securities	(293.3)	(166.4)	(459.7)
Balance at March 31, 2014	$4,013.1	$847.7	$4,860.8

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	104.5	3.3	107.8
Amortization:
Amortization	(174.8)	(36.6)	(211.4)
Interest accrued(1)	58.4	22.5	80.9
Net amortization included in Condensed Consolidated Statements of Operations	(116.4)	(14.1)	(130.5)
Change in unrealized capital gains/losses on available-for-sale securities	262.0	124.0	386.0
Balance at March 31, 2013	$3,471.7	$547.9	$4,019.6
(1)Interest accrued at the following rates for DAC: 0.6% to 7.4% during 2014 and 1.7% to 7.4% during 2013. Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2014 and 3.0% to 7.5% during 2013.

6.     Share-based Incentive Compensation Plans
ING U.S., Inc. 2013 Omnibus Employee Incentive Plan

The Company provides equity-based compensation awards to its employees principally under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “Omnibus Plan”), which the Company adopted in connection with the IPO. At inception of the Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the Omnibus Plan. As of March 31, 2014, common stock reserved and available for issuance under the Omnibus Plan was 102,408 shares.

The Omnibus Plan permits the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”) awards, which are RSUs subject to certain time- and performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plan are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plan. Equity-based awards under the Omnibus Plan may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. To date, all awards made under the Omnibus Plan have included dividend equivalent rights.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the three months ended March 31, 2014, the Company awarded only RSUs and PSUs under the Omnibus Plan. PSUs awarded in the first quarter of 2014 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives is determined and approved by the Committee. These RSUs and PSUs vest no earlier than one year from the date of the award and no later than four years from the date of the award. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.

If an award under the Omnibus Plan is forfeited, expired, terminated, or otherwise lapses, the shares of Company common stock underlying that award will again become available for issuance under the Omnibus Plan. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

As of March 31, 2014, there were no stock options issued or outstanding under the Omnibus Plan.

Deal Incentive Awards: Upon closing of the IPO, RSUs were granted to employees of the Company under the Omnibus Plan in connection with Deal Incentive Awards. Deal Incentive Awards are conditional agreements to grant equity awards to certain employees of the Company, upon the closing of the IPO or upon the satisfaction of certain other conditions. RSUs granted in connection with Deal Incentive Awards are subject to certain vesting conditions, lockup period and other holding requirements.

Due to (1) the completion of the Secondary Offering in 2013 and the ending of the related underwriters' lockup period and (2) the March 2014 Offering, 849,555 RSUs vested during the three months ended March 31, 2014 but have not been issued as of March 31, 2014. As of March 31, 2014, an additional 165,642 Deal Incentive Awards RSUs with a grant date fair value of $30.03 will proportionally vest and be recognized as compensation costs upon further sales of Company stock by ING Group.

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

Non-Employee Director Service Grants: In March 2014, the Company granted RSUs to the non-employee directors serving on the Board. These awards vest half on the second anniversary of the grant date, and one-quarter vest on the third and fourth anniversaries of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as service on the Board is terminated.

ING U.S., Inc. 2014 Employee Phantom Stock Plan

The Company provides certain of its non-executive employees with cash-settled awards under the ING U.S., Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan are designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plan, however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards are granted in the form of phantom RSUs and phantom PSUs, each of which is designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plan, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of March 31, 2014, the Company had granted 183,874 phantom RSUs and 99,160 phantom PSUs to its employees.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ING Group Equity-Based Plans

Prior to the IPO, employees of the Company received equity-based compensation in the form of ING Group equity awards, pursuant to equity compensation plans adopted by ING Group. These plans included:

Long-term Sustainable Performance Plan: In 2012 and 2013 employees of the Company received ING Group-based equity awards under the Long-Term Sustainable Performance Plan (“LSPP”) of ING Group. LSPP awards made to Company employees are settled by delivery of ING Group American Depository Receipts (“ADRs”).

All LSPP awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the Omnibus Plan. Outstanding awards made in 2012 were not converted. The PSUs were considered granted upon the establishment and communication of the performance measures for the applicable performance period by the Committee, which is generally carried out during the first quarter of each year, although awards in respect of the 2013 performance year were not granted until the second quarter of that year.

LSPP awards provided to the Company’s employees in 2012 remain outstanding and will continue to vest according to the terms of their original grant. One-third of these awards vest, and the underlying ING Group ADRs are delivered, on each of the first, second and third anniversaries of the award date, provided that the participants are still employed by the Company on the relevant vesting date, and, in the case of performance-based LSPP, provided that the relevant performance conditions have been satisfied, as determined by the Committee and the Supervisory Board of ING Group.

Equity Compensation Plan: In 2012, and 2013, certain employees of the Company (principally those employed within the Investment Management business) received equity-based awards under ING America Insurance Holdings, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). Awards made under the Equity Compensation Plan are in the form of restricted ING Group ADRs.

All Equity Compensation Plan awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into company-based equity awards under the Omnibus Plan. These awards are subject to a three-year vesting period provided that the participant is still employed by the Company on the relevant vesting date.

Equity Compensation Plan awards to employees of the Company provided in 2012 remain outstanding and are subject to a three-year vesting period, provided that the participant is still employed by the Company on the relevant vesting date.

Compensation Cost

The Company measures the cost of the share-based awards at their grant date fair value, based upon the market value of the stock, and recognizes that cost over the vesting period. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the granting of PSUs, RSUs and stock options and is recognized in Operating expenses in the Condensed Consolidated Statements of Operations.

The liability related to the awards made under the Phantom Plan is recorded within Other liabilities. Unlike equity-based awards, which have a fixed grant-date fair value, the fair value of unsettled liability awards is remeasured at the end of each reporting period until the awards vest.

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, the ING Group equity awards which were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost will be remeasured at each reporting date until the awards vest. The remeasured cost will be recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards will be recorded as a capital contribution. The corresponding amount for the restricted 2012 ING Group ADRs which were issued under the Equity Compensation Plan will be recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three months ended March 31, 2014 was immaterial.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes pre-tax share-based compensation costs, which includes costs related to awards granted under the Omnibus Plan, Director Plan, Phantom Plan and ING Group share-based compensation plan for the periods indicated:

	Three Months Ended March 31,
	2014	2013
RSUs(1)	$7.0	$4.8
RSUs - Deal incentive awards	5.6	—
PSU awards(1)	19.2	0.9
Stock options(2)	—	0.8
Phantom Plan	0.3	—
Share-based compensation(3)	$32.1	$6.5
(1) This table includes compensation costs of $1.8 and $10.6 with respect to ING Group RSUs and PSU awards, respectively, for the three months ended March 31, 2014. For the three months ended March 31, 2013, all share-based compensation costs are related to the ING Group equity-based compensation plans.
(2) All compensation costs recognized during the three months ended March 31, 2013 represents the associated portion with ING Group stock options held by the Company's employees.
(3) The Company recognized no income tax benefit due to recognized valuation allowances for all periods presented. See Note 9. Income Taxes to these Condensed Consolidated Financial Statements for additional information.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plan for the period indicated:

	RSUs			RSUs - Deal Incentive Awards(1)			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1.6		$19.15	0.8		$19.50	0.5		$28.06
Adjustment for PSU performance factor	N/A		N/A	N/A		N/A	0.3		28.06
Granted	1.8		37.01	—		—	0.7		36.98
Vested	(0.1)		19.29	(0.8)	(2)	19.50	(0.8)		28.06
Forfeited	—	*	—	—	*	—	—	*	—
Outstanding at March 31, 2014	3.3		$28.66	—		$—	0.7		$36.86
* Less than 0.1.
(1) Excludes 273,504 RSUs granted in 2013 that proportionally vest upon sales of Company stock by ING Group.
(2) As of March 31, 2014, these vested shares have not yet been issued.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2014			2013
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1	261.8	0.1	261.7	230.1	0.1	230.0
Common shares acquired - share buyback	—	7.5	(7.5)	—	—	—
Share-based compensation programs	0.8	0.3	0.5	—	—	—
Common shares, balance at March 31	262.6	7.9	254.7	230.1	0.1	230.0

Share Repurchase Program

On March 13, 2014, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $300.0. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers. The Share Repurchase Program does not have an expiration date and does not obligate the Company to purchase any shares. The authorization for the Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

On March 25, 2014, the Company repurchased 7,255,853 shares of its common stock from ING Group for an aggregate purchase price of $250.0. This repurchase reduced the remaining authorization under the Share Repurchase Program to $50.0. As of March 31, 2014, the Company had subsequently repurchased an additional 250,000 shares of its common stock in open market transactions for an aggregate purchase price of $8.9, which settled on April 2, 2014.
Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended March 31, 2014, the Company increased its treasury stock by 306,408 shares in connection with such withholding activities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

($ in millions, except for share and per share data)	Three Months Ended March 31,
Earnings	2014	2013
Net income (loss) available to common shareholders:
Net income (loss)	$271.6	$(225.5)
Less: Net income (loss) attributable to noncontrolling interest	13.5	(13.5)
Net income (loss) available to common shareholders	$258.1	$(212.0)

Weighted-average common shares outstanding
Basic	261.1	230.0
Dilutive Effects:
RSUs	1.0	—
RSUs - Deal incentive awards	0.8	—
PSU awards	0.6	—
Diluted	263.5	230.0

Net income (loss) per common share
Basic	$0.99	$(0.92)
Diluted	0.98	(0.92)

Dividends to Common Shareholders

The declaration and payment of Common Stock dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Voya Financial, Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described in the Debt Securities-Junior Subordinated Notes Section within Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources to these Condensed Consolidated Financial Statements, on the payment of dividends by the Company.

On February 6, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on March 31, 2014 to shareholders of record of Voya Financial, Inc. as of February 28, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2014	2013
Fixed maturities, net of OTTI	$4,759.7	$7,067.2
Equity securities, available-for-sale	31.8	35.8
Derivatives	158.0	201.5
DAC/VOBA adjustment on available-for-sale securities	(1,514.7)	(2,397.6)
Sales inducements adjustment on available-for-sale securities	(74.8)	(119.0)
Other	(28.0)	(28.8)
Unrealized capital gains (losses), before tax	3,332.0	4,759.1
Deferred income tax asset (liability)	(802.7)	(1,363.4)
Net unrealized capital gains (losses)	2,529.3	3,395.7
Pension and other postretirement benefits liability, net of tax	48.2	57.1
AOCI	$2,577.5	$3,452.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,588.4		(555.6)	1,032.8
Equity securities	(16.0)		4.2	(11.8)
Other	(0.3)		0.1	(0.2)
OTTI	15.6		(5.5)	10.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(8.8)		3.1	(5.7)
DAC/VOBA	(459.7)	(1)	160.9	(298.8)
Sales inducements	(16.7)		5.8	(10.9)
Change in unrealized gains/losses on available-for-sale securities	1,102.5		(387.0)	715.5

Derivatives:
Derivatives	24.6	(2)	(8.6)	16.0
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.4)		0.5	(0.9)
Change in unrealized gains/losses on derivatives	23.2		(8.1)	15.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$1,122.3		$(393.9)	$728.4
(1) See Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired to these Condensed Consolidated Financial Statements for additional information.
(2) See Note 3. Derivative Financial Instruments to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(792.1)		$274.4	$(517.7)
Equity securities	(6.3)		2.2	(4.1)
Other	11.6		(4.1)	7.5
OTTI	10.9		(3.8)	7.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(14.6)		5.1	(9.5)
DAC/VOBA	386.0	(1)	(135.1)	250.9
Sales inducements	28.4		(9.9)	18.5
Change in unrealized gains/losses on available-for-sale securities	(376.1)		128.8	(247.3)

Derivatives:
Derivatives	(12.7)	(2)	4.5	(8.2)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.2)		0.1	(0.1)
Change in unrealized gains/losses on derivatives	(12.9)		4.6	(8.3)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$(392.5)		$134.6	$(257.9)
(1) See Note 5. Deferred Policy Acquisition Costs and Value of Business Acquired to these Condensed Consolidated Financial Statements for additional information.
(2) See Note 3. Derivative Financial Instruments to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Income (loss) before income taxes	$302.3	$(214.3)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	105.8	(75.0)
Tax effect of:
Valuation allowance	(53.0)	104.2
Dividend received deduction	(25.8)	(21.9)
Audit settlement	(1.1)	(2.1)
State tax expense (benefit)	6.5	4.1
Noncontrolling interest	(4.7)	4.7
Tax credits	—	(4.6)
Non-deductible expenses	0.4	4.3
Other	2.6	(2.5)
Income tax expense (benefit)	$30.7	$11.2

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2014 and December 31, 2013 the Company had total valuation allowances of approximately $2.8 billion. As of March 31, 2014 and December 31, 2013, $3.1 billion and $3.2 billion, respectively, of these valuation allowances were allocated to continuing operations, and $(354.1) as of the end of each period were allocated to Other comprehensive income related to realized and unrealized capital losses.

For the three months ended March 31, 2014 and 2013, the total increases (decreases) in the valuation allowance were $(53.0) and $104.2, respectively, which were allocated to continuing operations. There were no changes in the valuation allowance allocated to Other comprehensive income for the three months ended March 31, 2014 and 2013.

Tax Regulatory Matters

During April 2014, the IRS completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The Company does not expect any material changes to the unrecognized tax benefits within the next year.

10.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of March 31, 2014 and December 31, 2013.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of March 31, 2014 and December 31, 2013:

	Maturity	March 31, 2014	December 31, 2013
7.25% Lion Connecticut Holdings, Inc. debentures due 2023(1)	08/15/2023	$158.7	$158.6
7.63% Lion Connecticut Holdings, Inc. debentures due 2026(1)	08/15/2026	232.2	232.1
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.8	13.8
6.97% Lion Connecticut Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes due 2018	02/15/2018	998.6	998.5
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,515.0	3,514.7
Less: Current portion of long-term debt		—	—
Total		$3,515.0	$3,514.7
(1) Guaranteed by ING Group.

As of March 31, 2014 and December 31, 2013, the Company was in compliance with all debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

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

The reduction in principal amount of Aetna Notes can be accomplished, at the Company’s option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent the Company posts collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; a letter of credit ("LOC") meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than the Company or its subsidiaries).

If the Company fails to reduce the outstanding principal amount of the Aetna Notes, the Company agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

As of March 31, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $506.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of March 31, 2014:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	02/14/2018	$3,000.0	$829.9	$2,170.1
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	150.0	147.0	3.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc./ Security Life of Denver International Limited	Unsecured	Committed	11/09/2021	750.0	750.0	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2020	1,125.0	631.6	493.4
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II LLC	Unsecured	Committed	12/31/2021	995.0	588.0	407.0
Voya Financial, Inc. / Roaring River III LLC	Unsecured	Committed	06/30/2022	1,151.2	630.0	521.2
Voya Financial, Inc./ Roaring River IV LLC	Unsecured	Committed	12/31/2028	565.0	287.0	278.0
Total				$9,977.9	$5,599.9	$4,372.7

Secured facilities				265.0	259.7	—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				9,711.2	5,338.5	4,372.7
Total				$9,977.9	$5,599.9	$4,372.7

ING Bank				$1,275.0	$673.1	$601.9

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Total fees associated with credit facilities for the three months ended March 31, 2014 and 2013 were $29.3 and $45.4, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC ("Whisperingwind III") were novated to Roaring River IV, LLC ("Roaring River IV"), a wholly owned reinsurance subsidiary of the Company, which completed a transaction with a third-party bank to provide up to $565.0 of statutory reserve financing through a trust note which matures December 31, 2028.

Effective January 15, 2014, Langhorne I, LLC ("Langhorne I"), a wholly owned reinsurance subsidiary of the Company, completed a financing arrangement with a third-party trust to provide up to $500.0 of trust note collateral funding. The financing arrangement is designed to manage reserve and capital requirements in connection with the stable value business and matures on January 15, 2019.

Effective January 24, 2014, Security Life of Denver International Limited ("SLDI") entered into a letter of credit facility agreement with a third-party bank providing up to $150.0 of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business.

Senior Unsecured Credit Facility

On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement ("Revolving Credit Agreement") by entering into the Amended and Restated Revolving Credit Agreement ("Amended and Restated Credit Agreement") with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by: 1) extending the term of the agreement to February 14, 2018; 2) reducing the total amount of LOCs that may be issued from $3.5 billion to $3.0 billion and 3) reducing the current cost of LOC issuance fees from 200 bps to 175 bps. The revolving credit sublimit of $750.0 present in the original agreement remains unchanged. ING Bank, N.V. ("ING Bank"), an affiliate, acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent and received $0.7 for its services and participation in the syndicate.

As of March 31, 2014, there were no amounts outstanding as revolving credit borrowings and $829.9 in letters of credit outstanding.

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

As of March 31, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.1 billion, of which $323.2 relates to consolidated investment entities. As of December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $321.3 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $26.9 and $19.2 as of March 31, 2014 and December 31, 2013, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $26.5 and $18.4 as of March 31, 2014 and December 31, 2013, respectively, for future credits to premium taxes. The Company estimates its liabilities for future

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	March 31, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$2,365.6	$2,333.4
FHLB restricted stock(1)	99.0	99.1
Other fixed maturities-state deposits	257.5	251.0
Securities pledged(2)	1,271.3	1,465.7
Total restricted assets	$3,993.4	$4,149.2
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $449.4 and $435.4 as of March 31, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2014 and December 31, 2013, the Company delivered securities as collateral of $821.9 and $1.0 billion, respectively, which was included in Securities pledged in the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2014 and December 31, 2013, the Company had $1.8 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, the Company had $255.0 and $265.0 in LOCs issued by the FHLBs, respectively. As of March 31, 2014 and December 31, 2013, assets with a market value of approximately $2.1 billion and $2.0 billion, respectively, collateralized the FHLB funding agreements. As of March 31, 2014 and December 31, 2013, assets with a market value of approximately $301.2 and $294.1, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

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

Voya Financial, Inc.
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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ILIAC has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a class-wide settlement agreement under which ILIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective.

12.    Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Income	Expense	Income	Expense
NN Group(1)	$0.6	$0.1	$0.4	$3.3
ING Group	5.6	3.5	4.2	5.0
ING Bank(1)	(0.5)	6.6	(0.4)	18.4
Other	5.3	3.4	3.6	3.7
Total	$11.0	$13.6	$7.8	$30.4
(1) See "Derivatives" section below.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
NN Group	$0.5	$0.1	$0.5	$0.2
ING Group	9.0	0.9	1.3	0.9
ING Bank	11.1	3.2	13.8	5.8
Other	2.4	1.6	2.6	2.0
Total	$23.0	$5.8	$18.2	$8.9

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $3.1 and $4.9 as of March 31, 2014 and December 31, 2013, respectively. The Company incurred expenses of $3.7 and $17.7 for the three months ended March 31, 2014 and 2013, respectively.

The Company provided a $15.0 LOC for a captive reinsurance subsidiary which was issued by ING Bank and was scheduled to expire in 2026. NN Group N.V. (“NN Group”), a wholly owned subsidiary of ING Group, was the guarantor of the LOC and indemnified ING Bank up to $15.0. On January 14, 2014, the LOC was cancelled and the corresponding guarantee obligation of NN Group was extinguished.

Derivatives

The Company is party to several derivative contracts with NN Group and ING Bank and one or more of ING Bank's subsidiaries. Each of these contracts were entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

As of March 31, 2014 and December 31, 2013, the outstanding notional amounts were $462.9 (consisting of interest rate swaps of $214.3 and equity options of $248.6) and $518.9 (consisting of interest rate swaps of $328.8 and equity options of $190.1), respectively. As of March 31, 2014 and December 31, 2013, the market values for these contracts were $9.2 and $10.5, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded net realized capital gains (losses) of $(0.7) and $(1.4), respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of March 31, 2014 and December 31, 2013, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $39.8 and $43.5, respectively.

13.    Consolidated Investment Entities

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

Voya Financial, Inc.
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

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $656.2 and $654.0 as of March 31, 2014 and December 31, 2013, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of March 31, 2014 and December 31, 2013, the Company consolidated 13 CLOs and 12 CLOs, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company consolidated 35 funds, which were structured as partnerships.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	March 31, 2014	December 31, 2013
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$498.6	$642.5
Corporate loans, at fair value using the fair value option	5,490.7	4,965.3
Other assets	84.7	83.1
Total CLO entities	6,074.0	5,690.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	71.4	68.2
Limited partnerships/corporations, at fair value	3,382.4	3,218.6
Other assets	23.7	21.7
Total investment funds	3,477.5	3,308.5
Total assets of consolidated investment entities	$9,551.5	$8,999.4

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,525.5	$5,161.6
Other liabilities	489.4	468.0
Total CLO entities	6,014.9	5,629.6
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	478.1	435.3
Total investment funds	478.1	435.3
Total liabilities of consolidated investment entities	$6,493.0	$6,064.9

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. Refer to the Fair Value Measurement section of the Business, Basis of Presentation and Significant Accounting Policies Note included in the Consolidated Financial Statements in the Annual Report on Form 10-K.

Voya Financial, Inc.
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

VIEs - CLO Entities

Corporate loans - Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2014 and 2022, paying interest at LIBOR or PRIME plus a spread of up to 9.8% and typically range in credit rating categories from AAA down to unrated. As of March 31, 2014 and December 31, 2013, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $8.7 and $9.7, respectively. Less than 1% of the collateral assets were in default as of March 31, 2014 and December 31, 2013.

The fair values for corporate loans are determined using independent commercial pricing services. Fair value measurement based on pricing services may be classified in Level 2 or Level 3 depending on the type, complexity, observability and liquidity of the asset being measured. The inputs used by independent commercial pricing services, such as benchmark yields and credit risk adjustments, are those that are derived principally from or corroborated by observable market data. Hence, the fair value measurement of corporate loans priced by independent pricing service providers is classified within Level 2 of the fair value hierarchy. In addition, there are assets held with CLO portfolios that represent senior level debt of other third party CLOs. These CLO investments are classified within Level 3 of the fair value hierarchy. See description of fair value process for CLO notes below.

CLO notes - The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $141.0 and $139.6 as of March 31, 2014 and December 31, 2013, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

Voya Financial, Inc.
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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
March 31, 2014
Assets:
CLO Investments	$25.0	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$5,525.5	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2013
Assets:
CLO Investments	$25.5	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$5,161.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

The following narrative indicates the sensitivity of inputs:

•
Default Rate: An increase (decrease) in the expected default rate would likely increase (decrease) the discount margin (increase risk premium) used to value the CLO investments and CLO notes and, as a result, would potentially decrease the value of the CLO investments and CLO notes; however, if an increase in the expected default rates does not have a subsequent change in the discount margin used to value the CLO investments and CLO notes, then an increase in default rate would potentially increase the value of the CLO investments and CLO notes as the expected weighted average life ("WAL") of the CLO investments and CLO notes would decrease.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

VOEs - Private Equity Funds and Single Strategy Hedge Funds

Limited partnerships, at fair value, primarily represent the Company's investments in private equity funds and single strategy hedge funds. At times, the limited partnerships make strategic co-investments directly into private equity companies, including, but not limited to, buyout, venture capital, distressed and mezzanine. The fair value for these investments is estimated based on the NAV from the latest financial statements of these funds, provided by the fund's investment manager or third-party administrator.

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

In the case of direct investments or co-investments in private equity companies, the Company initially recognizes investments at cost and subsequently adjusts investments to fair value. On a quarterly basis, the Company reviews the general partner or lead investor's valuation of the investee company, taking into account other available information, such as indications of a market value through subsequent issues of capital or transactions between third parties, performance of the investee company during the period and public, comparable companies' analysis, where appropriate.

Investments in these funds typically may not be fully redeemed at NAV within 90 days because of inherent restriction on near term redemptions. Therefore, these investments are classified within Level 3 of the fair value hierarchy.

As of March 31, 2014 and December 31, 2013, certain private equity funds maintained revolving lines of credit of $400.0, which renew annually and bear interest at LIBOR/EURIBOR plus 235-250 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 350% asset coverage from the invested assets of the funds. As of March 31, 2014 and December 31, 2013, outstanding borrowings amount to $212.2. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Single Strategy Hedge Funds

As of March 31, 2014 and December 31, 2013, the Company acts as Investment Manager of a certain single strategy hedge fund (the "Fund") that seeks to achieve its investment objective by investing in all forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise ("Agency") backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits ("REMICs"). The Fund may also enter into repurchase and reverse repurchase agreements.

Investments in this Fund are priced in accordance with the Fund's pricing hierarchy process in which prices are obtained from a primary vendor and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited. Securities that rely upon a vendor supplied price are classified as Level 2. Securities priced using independent broker quotes are classified as Level 3.

As of March 31, 2014 and December 31, 2013, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not derecognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - other liabilities. As of March 31, 2014 and December 31, 2013, outstanding financings amount to $176.0 and $147.5, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2014:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$498.6	$—	$—	$498.6
Corporate loans, at fair value using the fair value option	—	5,465.7	25.0	5,490.7
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	71.4	—	—	71.4
Limited partnerships/corporations, at fair value	—	629.9	2,752.5	3,382.4
Total assets, at fair value	$570.0	$6,095.6	$2,777.5	$9,443.1
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$5,525.5	$5,525.5
Total liabilities, at fair value	$—	$—	$5,525.5	$5,525.5

Voya Financial, Inc.
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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2014, $13.9 of investments held in a single strategy hedge fund were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2. For the three months ended March 31, 2013 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer in to Level 3	Transfer out of Level 3	Fair Value as of March 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.2	$—	$(0.7)	$—	$—	$25.0
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	(0.6)	5.1	—	13.9	—	2,752.5
Total assets, at fair value	$2,759.6	$(0.4)	$5.1	$(0.7)	$13.9	$—	$2,777.5
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$1.1	$409.4	$(46.6)	$—	$—	$5,525.5
Total liabilities, at fair value	$5,161.6	$1.1	$409.4	$(46.6)	$—	$—	$5,525.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2013 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer in to Level 3	Transfer out of Level 3	Fair Value as of March 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$—	$—	$—	$—	$—	$—	$—
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,931.2	(15.8)	65.9	(0.6)	—	—	2,980.7
Total assets, at fair value	$2,931.2	$(15.8)	$65.9	$(0.6)	$—	$—	$2,980.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$3,829.4	$6.7	$612.9	$(0.9)	$—	$—	$4,448.1
Total liabilities, at fair value	$3,829.4	$6.7	$612.9	$(0.9)	$—	$—	$4,448.1

Deconsolidation of Certain Investment Entities

During the three months ended March 31, 2014 and 2013, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2014 and December 31, 2013, the Company does not hold any ownership interests in these unconsolidated CLOs.

Voya Financial, Inc.
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

	March 31, 2014	December 31, 2013
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,472.9	1,640.4
Liabilities of nonconsolidated investment entities	1,497.9	1,639.0

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

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in Note 4. Fair Value Measurements (excluding Consolidated Investment Entities) and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to Note 2. Investments (excluding Consolidated Investment Entities) for details regarding the carrying amounts and classifications of these assets.

Voya Financial, Inc.
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

Voya Financial, Inc.
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

•
Other items, including restructuring expenses (severance, lease write-offs, etc.), certain third-party expenses and deal incentives related to the divestment of the Company by ING Group, and expenses associated with the rebranding of Voya Financial, Inc. from ING U.S., Inc.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Retirement Solutions:
Retirement	$114.9	$137.8
Annuities	54.8	54.3
Investment Management	49.8	30.1
Insurance Solutions:
Individual Life	31.1	50.8
Employee Benefits	16.9	12.4
Total Ongoing Businesses	267.5	285.4
Corporate	(37.3)	(50.1)
Closed Blocks:
Closed Block Institutional Spread Products	5.4	22.1
Closed Block Other	(4.5)	(0.7)
Closed Blocks	0.9	21.4
Total operating earnings before income taxes	231.1	256.7

Adjustments:
Closed Block Variable Annuity	20.2	(477.1)
Net investment gains (losses) and related charges and adjustments	57.6	41.8
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	6.4	3.1
Loss related to businesses exited through reinsurance or divestment	(10.5)	(16.9)
Income (loss) attributable to noncontrolling interests	13.5	(13.5)
Other adjustments to operating income	(16.0)	(8.4)
Income (loss) before income taxes	$302.3	$(214.3)

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

Voya Financial, Inc.
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

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Retirement Solutions:
Retirement	$598.5	$583.2
Annuities	354.4	307.6
Investment Management	160.5	131.9
Insurance Solutions:
Individual Life	692.2	687.1
Employee Benefits	338.9	318.1
Total Ongoing Businesses	2,144.5	2,027.9
Corporate	25.3	17.1
Closed Blocks:
Closed Block Institutional Spread Products	17.6	38.3
Closed Block Other	8.0	7.2
Closed Blocks	25.6	45.5
Total operating revenues	2,195.4	2,090.5

Adjustments:
Closed Block Variable Annuity	284.6	(444.0)
Net realized investment gains (losses) and related charges and adjustments	49.6	30.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(23.9)	20.6
Revenues related to businesses exited through reinsurance or divestment	19.0	(12.1)
Revenues (loss) attributable to noncontrolling interests	60.8	40.3
Other adjustments to operating revenues	85.4	92.9
Total revenues	$2,670.9	$1,818.6

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Investment management intersegment revenues	$39.3	$39.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2014	December 31, 2013
Retirement Solutions:
Retirement	$94,654.8	$92,336.7
Annuities	26,748.3	26,528.3
Investment Management	391.9	463.3
Insurance Solutions:
Individual Life	25,920.8	25,592.2
Employee Benefits	2,559.7	2,518.5
Total Ongoing Businesses	150,275.5	147,439.0
Corporate	4,566.8	4,802.8
Closed Blocks:
Closed Block Variable Annuity	49,451.6	49,483.5
Closed Block Institutional Spread Products	2,711.3	3,390.1
Closed Block Other	7,634.5	7,586.5
Closed Blocks	59,797.4	60,460.1
Total assets of segments	214,639.7	212,701.9
Noncontrolling interest	8,871.0	8,321.3
Total assets	$223,510.7	$221,023.2

15.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Lion Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company at March 31, 2014 and December 31, 2013, their results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and their statements of cash flows for the three months ended March 31, 2014 and 2013.

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018 and the 5.7% senior notes due 2043 (collectively, the "Senior Notes") are fully and unconditionally guaranteed by Lion Holdings, a 100% owned subsidiary of the Company. No other subsidiary of Voya Financial, Inc. guarantees the Senior Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of all amounts due and payable. In the event that Lion Holdings does not fulfill the guaranteed obligations, any holder of the Senior Notes may immediately bring a claim against Lion Holdings for all amounts due and payable. See Note 12. Insurance Subsidiaries in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for information on any significant restrictions on the ability of the Parent Issuer or Subsidiary Guarantor to obtain funds from its subsidiaries by dividend or return of capital.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,465.1	$(15.4)	$70,449.7
Fixed maturities, at fair value using the fair value option	—	—	3,082.1	—	3,082.1
Equity securities, available-for-sale, at fair value	80.9	4.4	191.3	—	276.6
Short-term investments	21.0	—	1,025.2	—	1,046.2
Mortgage loans on real estate, net of valuation allowance	—	—	9,258.1	—	9,258.1
Policy loans	—	—	2,119.7	—	2,119.7
Limited partnerships/corporations	—	—	218.9	—	218.9
Derivatives	66.9	—	1,155.1	(177.3)	1,044.7
Investments in subsidiaries	16,071.5	13,215.8	—	(29,287.3)	—
Other investments	—	0.2	123.9	—	124.1
Securities pledged	—	—	1,271.3	—	1,271.3
Total investments	16,240.3	13,220.4	88,910.7	(29,480.0)	88,891.4
Cash and cash equivalents	441.5	1.5	2,056.8	—	2,499.8
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	548.0	(20.1)	558.6
Accrued investment income	—	—	935.6	—	935.6
Reinsurance recoverable	—	—	6,785.8	—	6,785.8
Deferred policy acquisition costs and Value of business acquired	—	—	4,860.8	—	4,860.8
Sales inducements to contract holders	—	—	258.6	—	258.6
Goodwill and other intangible assets	—	—	312.5	—	312.5
Loans to subsidiaries and affiliates	370.0	0.1	180.6	(550.7)	—
Due from subsidiaries and affiliates	15.5	1.0	15.1	(31.6)	—
Other assets	57.4	—	959.4	(0.7)	1,016.1
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,382.4	—	3,382.4
Cash and cash equivalents	—	—	570.0	—	570.0
Corporate loans, at fair value using the fair value option	—	—	5,490.7	—	5,490.7
Other assets	—	—	108.4	—	108.4
Assets held in separate accounts	—	—	107,840.0	—	107,840.0
Total assets	$17,155.4	$13,223.0	$223,215.4	$(30,083.1)	$223,510.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,532.6	$—	$14,532.6
Contract owner account balances	—	—	69,723.5	—	69,723.5
Payables under securities loan agreement, including collateral held	—	—	864.5	—	864.5
Short-term debt with affiliates	180.0	260.5	109.5	(550.0)	—
Long-term debt	2,996.8	514.8	18.8	(15.4)	3,515.0
Funds held under reinsurance agreements	—	—	1,174.5	—	1,174.5
Derivatives	110.4	—	1,080.4	(177.3)	1,013.5
Pension and other post-employment provisions	—	—	467.5	—	467.5
Current income taxes	1.8	13.9	(12.2)	—	3.5
Deferred income taxes	(210.1)	0.3	481.9	—	272.1
Due to subsidiaries and affiliates	13.6	1.5	1.5	(16.6)	—
Other liabilities	61.4	5.5	1,212.6	(36.5)	1,243.0
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	5,525.5	—	5,525.5
Other liabilities	—	—	967.5	—	967.5
Liabilities related to separate accounts	—	—	107,840.0	—	107,840.0
Total liabilities	3,153.9	796.5	203,988.1	(795.8)	207,142.7
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,001.5	12,426.5	16,860.8	(29,287.3)	14,001.5
Noncontrolling interest	—	—	2,366.5	—	2,366.5
Total shareholders' equity	14,001.5	12,426.5	19,227.3	(29,287.3)	16,368.0
Total liabilities and shareholders' equity	$17,155.4	$13,223.0	$223,215.4	$(30,083.1)	$223,510.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$68,333.2	$(15.4)	$68,317.8
Fixed maturities, at fair value using the fair value option	—	—	2,935.3	—	2,935.3
Equity securities, available-for-sale, at fair value	76.6	20.6	217.2	—	314.4
Short-term investments	—	—	1,048.1	—	1,048.1
Mortgage loans on real estate, net of valuation allowance	—	—	9,312.2	—	9,312.2
Policy loans	—	—	2,147.0	—	2,147.0
Limited partnerships/corporations	—	—	236.4	—	236.4
Derivatives	69.9	—	1,261.8	(182.4)	1,149.3
Investments in subsidiaries	15,103.8	12,572.7	—	(27,676.5)	—
Other investments	—	0.4	124.2	—	124.6
Securities pledged	—	—	1,465.7	—	1,465.7
Total investments	15,250.3	12,593.7	87,081.1	(27,874.3)	87,050.8
Cash and cash equivalents	640.2	1.1	2,199.5	—	2,840.8
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	542.3	(20.1)	552.9
Accrued investment income	—	—	897.1	—	897.1
Reinsurance recoverable	—	—	6,702.2	—	6,702.2
Deferred policy acquisition costs and Value of business acquired	—	—	5,351.6	—	5,351.6
Sales inducements to contract holders	—	—	279.0	—	279.0
Deferred income taxes	204.4	—	(42.3)	—	162.1
Goodwill and other intangible assets	—	—	323.7	—	323.7
Loans to subsidiaries and affiliates	211.3	—	0.3	(211.6)	—
Due from subsidiaries and affiliates	26.9	0.6	1.7	(29.2)	—
Other assets	43.4	—	995.1	(2.0)	1,036.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,218.6	—	3,218.6
Cash and cash equivalents	—	—	710.7	—	710.7
Corporate loans, at fair value using the fair value option	—	—	4,965.3	—	4,965.3
Other assets	—	—	104.8	—	104.8
Assets held in separate accounts	—	—	106,827.1	—	106,827.1
Total assets	$16,407.2	$12,595.4	$220,157.8	$(28,137.2)	$221,023.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,098.4	$—	$14,098.4
Contract owner account balances	—	—	69,908.3	—	69,908.3
Payables under securities loan agreement, including collateral held	—	—	769.4	—	769.4
Short-term debt with affiliates	—	125.4	85.9	(211.3)	—
Long-term debt	2,996.7	514.7	18.7	(15.4)	3,514.7
Funds held under reinsurance agreements	—	—	1,181.5	—	1,181.5
Derivatives	114.0	—	1,420.2	(182.4)	1,351.8
Pension and other post-employment provisions	—	—	474.9	—	474.9
Current income taxes	(47.0)	10.6	80.5	—	44.1
Due to subsidiaries and affiliates	0.2	1.5	12.5	(14.2)	—
Other liabilities	71.1	14.4	1,226.0	(37.4)	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	5,161.6	—	5,161.6
Other liabilities	—	—	903.3	—	903.3
Liabilities related to separate accounts	—	—	106,827.1	—	106,827.1
Total liabilities	3,135.0	666.6	202,168.3	(460.7)	205,509.2
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	13,272.2	11,928.8	15,747.7	(27,676.5)	13,272.2
Noncontrolling interest	—	—	2,241.8	—	2,241.8
Total shareholders' equity	13,272.2	11,928.8	17,989.5	(27,676.5)	15,514.0
Total liabilities and shareholders' equity	$16,407.2	$12,595.4	$220,157.8	$(28,137.2)	$221,023.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2.0	$—	$1,144.9	$(1.3)	$1,145.6
Fee income	—	—	931.8	—	931.8
Premiums	—	—	600.9	—	600.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(3.3)	—	(3.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(3.3)	—	(3.3)
Other net realized capital gains (losses)	0.6	—	(187.9)	—	(187.3)
Total net realized capital gains (losses)	0.6	—	(191.2)	—	(190.6)
Other revenue	0.9	—	105.5	(0.9)	105.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	81.5	—	81.5
Changes in fair value related to collateralized loan obligations	—	—	(3.8)	—	(3.8)
Total revenues	3.5	—	2,669.6	(2.2)	2,670.9
Benefits and expenses:
Policyholder benefits	—	—	865.0	—	865.0
Interest credited to contract owner account balance	—	—	493.1	—	493.1
Operating expenses	1.5	—	788.9	(0.9)	789.5
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	126.1	—	126.1
Interest expense	37.2	10.5	1.2	(1.3)	47.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	46.2	—	46.2
Other expense	—	—	1.1	—	1.1
Total benefits and expenses	38.7	10.5	2,321.6	(2.2)	2,368.6
Income (loss) before income taxes	(35.2)	(10.5)	348.0	—	302.3
Income tax expense (benefit)	—	3.3	22.1	5.3	30.7
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(35.2)	(13.8)	325.9	(5.3)	271.6
Equity in earnings (losses) of subsidiaries, net of tax	293.3	14.3	—	(307.6)	—
Net income (loss) including noncontrolling interest	258.1	0.5	325.9	(312.9)	271.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	13.5	—	13.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$258.1	$0.5	$312.4	$(312.9)	$258.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$25.0	$0.1	$1,174.3	$(0.7)	$1,198.7
Fee income	—	—	891.9	—	891.9
Premiums	—	—	471.9	—	471.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(11.6)	—	(11.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.6)	—	(0.6)
Net other-than-temporary impairments recognized in earnings	—	—	(11.0)	—	(11.0)
Other net realized capital gains (losses)	—	—	(863.8)	—	(863.8)
Total net realized capital gains (losses)	—	—	(874.8)	—	(874.8)
Other revenue	2.1	0.3	96.1	(2.9)	95.6
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	44.2	—	44.2
Changes in fair value related to collateralized loan obligations	—	—	(8.9)	—	(8.9)
Total revenues	27.1	0.4	1,794.7	(3.6)	1,818.6
Benefits and expenses:
Policyholder benefits	—	—	540.5	—	540.5
Interest credited to contract owner account balance	—	—	520.9	—	520.9
Operating expenses	2.7	—	759.3	(2.9)	759.1
Net amortization of deferred policy acquisition costs and value of business acquired	—	—	130.5	—	130.5
Interest expense	27.4	15.5	2.2	(0.7)	44.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	36.8	—	36.8
Other expense	—	—	0.7	—	0.7
Total benefits and expenses	30.1	15.5	1,990.9	(3.6)	2,032.9
Income (loss) before income taxes	(3.0)	(15.1)	(196.2)	—	(214.3)
Income tax expense (benefit)	(2.0)	(5.7)	18.9	—	11.2
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(1.0)	(9.4)	(215.1)	—	(225.5)
Equity in earnings (losses) of subsidiaries, net of tax	(211.0)	(219.4)	—	430.4	—
Net income (loss) including noncontrolling interest	(212.0)	(228.8)	(215.1)	430.4	(225.5)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(13.5)	—	(13.5)
Net income (loss) available to Voya Financial, Inc.'s common shareholder	$(212.0)	$(228.8)	$(201.6)	$430.4	$(212.0)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$258.1	$0.5	$325.9	$(312.9)	$271.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,110.1	767.7	1,113.2	(1,880.9)	1,110.1
Other-than-temporary impairments	15.6	13.2	15.6	(28.8)	15.6
Pension and other post-employment benefit liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	1,122.3	780.1	1,125.4	(1,905.5)	1,122.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	393.9	274.1	393.5	(667.6)	393.9
Other comprehensive income (loss), after tax	728.4	506.0	731.9	(1,237.9)	728.4
Comprehensive income (loss)	986.5	506.5	1,057.8	(1,550.8)	1,000.0
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	13.5	—	13.5
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$986.5	$506.5	$1,044.3	$(1,550.8)	$986.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(212.0)	$(228.8)	$(215.1)	$430.4	$(225.5)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(399.9)	(137.0)	(397.8)	534.8	(399.9)
Other-than-temporary impairments	10.9	6.9	10.9	(17.8)	10.9
Pension and other post-employment benefit liability	(3.5)	(0.8)	(3.4)	4.2	(3.5)
Other comprehensive income (loss), before tax	(392.5)	(130.9)	(390.3)	521.2	(392.5)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(134.6)	(44.9)	(133.8)	178.7	(134.6)
Other comprehensive income (loss), after tax	(257.9)	(86.0)	(256.5)	342.5	(257.9)
Comprehensive income (loss)	(469.9)	(314.8)	(471.6)	772.9	(483.4)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	(13.5)	—	(13.5)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$(469.9)	$(314.8)	$(458.1)	$772.9	$(469.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(12.1)	$8.0	$816.7	$(26.0)	$786.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,629.7	—	2,629.7
Equity securities, available-for-sale	2.4	13.1	32.2	—	47.7
Mortgage loans on real estate	—	—	307.4	—	307.4
Limited partnerships/corporations	—	—	60.9	—	60.9
Acquisition of:
Fixed maturities	—	—	(3,057.2)	—	(3,057.2)
Equity securities, available-for-sale	(6.5)	—	(0.9)	—	(7.4)
Mortgage loans on real estate	—	—	(252.9)	—	(252.9)
Limited partnerships/corporations	—	—	(18.4)	—	(18.4)
Short-term investments, net	(21.0)	—	22.9	—	1.9
Policy loans, net	—	—	27.3	—	27.3
Derivatives, net	11.5	—	(190.1)	—	(178.6)
Other investments, net	—	—	2.0	—	2.0
Sales from consolidated investments entities	—	—	571.8	—	571.8
Purchase of consolidated investment entities	—	—	(1,258.8)	—	(1,258.8)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	0.6	—	—	(0.6)	—
Net (issuance) maturity of short-term intercompany loans	(159.3)	—	(180.0)	339.3	—
Return of capital contributions from subsidiaries	75.0	—	—	(75.0)	—
Capital contributions to subsidiaries	—	(156.0)	—	156.0	—
Collateral received (delivered), net	—	—	89.4	—	89.4
Purchases of fixed assets, net	—	—	(8.7)	—	(8.7)
Other, net	—	0.2	(0.2)	—	—
Net cash provided by (used in) investing activities	(97.3)	(142.7)	(1,223.6)	419.7	(1,043.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,500.0	—	2,500.0
Maturities and withdrawals from investment contracts	—	—	(2,809.7)	—	(2,809.7)
Debt issuance costs	(16.7)	—	—	—	(16.7)
Intercompany loans with maturities of more than three months	—	—	(0.6)	0.6	—
Net (repayments of) proceeds from short-term intercompany loans	180.0	135.1	24.2	(339.3)	—
Dividends to parent	—	—	(26.0)	26.0	—
Return of capital contributions to parent	—	—	(75.0)	75.0	—
Contributions of capital from parent	—	—	156.0	(156.0)	—
Borrowings of consolidated investment entities	—	—	28.4	—	28.4
Contributions from participants in consolidated investment entities	—	—	466.9	—	466.9
Common stock acquired - Share buyback	(250.0)	—	—	—	(250.0)
Dividends paid	(2.6)	—	—	—	(2.6)
Net cash provided by (used in) financing activities	(89.3)	135.1	264.2	(393.7)	(83.7)
Net increase (decrease) in cash and cash equivalents	(198.7)	0.4	(142.7)	—	(341.0)
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$441.5	$1.5	$2,056.8	$—	$2,499.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$152.3	$(2.0)	$(163.7)	$(15.0)	$(28.4)

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	4,455.8	—	4,455.8
Equity securities, available-for-sale	3.2	12.4	12.8	—	28.4
Mortgage loans on real estate	—	—	318.3	—	318.3
Limited partnerships/corporations	—	—	18.0	—	18.0
Acquisition of:
Fixed maturities	—	—	(4,802.8)	—	(4,802.8)
Equity securities, available-for-sale	(5.2)	—	(4.2)	—	(9.4)
Mortgage loans on real estate	—	—	(581.4)	—	(581.4)
Limited partnerships/corporations	—	—	(9.8)	—	(9.8)
Short-term investments, net	—	—	2,999.1	—	2,999.1
Policy loans, net	—	—	(4.1)	—	(4.1)
Derivatives, net	—	—	(1,089.6)	—	(1,089.6)
Other investments, net	—	—	11.8	—	11.8
Sales from consolidated investments entities	—	—	573.8	—	573.8
Purchase of consolidated investment entities	—	—	(613.8)	—	(613.8)
Net maturity (issuance) of short-term intercompany loans	(34.9)	(10.5)	(13.4)	58.8	—
Collateral received (delivered), net	8.6	—	(369.1)	—	(360.5)
Purchases of fixed assets, net	—	—	(6.6)	—	(6.6)
Net cash provided by (used in) investing activities	(28.3)	1.9	894.8	58.8	927.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,936.2	—	2,936.2
Maturities and withdrawals from investment contracts	—	—	(2,996.6)	—	(2,996.6)
Proceeds from issuance of debt with maturities of more than three months	1,000.3	—	0.3	—	1,000.6
Repayment of debt with maturities of more than three months	(945.3)	—	(359.3)	—	(1,304.6)
Short-term debt, net	(169.7)	—	—	—	(169.7)
Debt issuance costs	(6.5)	—	—	—	(6.5)
Net (repayments of) proceeds from short-term intercompany loans	23.9	—	34.9	(58.8)	—
Dividends to parent	—	—	(15.0)	15.0	—
Contributions from participants in consolidated investment entities	—	—	642.7	—	642.7
Net cash provided by (used in) financing activities	(97.3)	—	243.2	(43.8)	102.1
Net increase (decrease) in cash and cash equivalents	26.7	(0.1)	974.3	—	1,000.9
Cash and cash equivalents, beginning of period	357.5	0.4	1,428.9	—	1,786.8
Cash and cash equivalents, end of period	$384.2	$0.3	$2,403.2	$—	$2,787.7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the "Company," "we," "our," "us," and "Voya Financial, Inc." refer to Voya Financial, Inc. and its subsidiaries. As of the date of this Quarterly Report on Form 10-Q, ING Group is our largest shareholder.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2014 and 2013 and financial condition as of March 31, 2014 and December 31, 2013. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Note Concerning Forward-Looking Statements." Investors are directed to consider the risks and uncertainties discussed in this Item 2., as well as in other documents we filed with the SEC.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. In the short- to medium-term, this potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be affected adversely by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the recent financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjusts in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

Yields across domestic fixed income classes moved notably higher in 2013; however, interest rates remain low by historical standards. The prolonged low interest rate environment has affected and may continue to affect the demand for our products in various ways. In the short to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $87 billion as of March 31, 2014, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2014 will earn an average yield in the range of 4.25% to 4.50%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

92

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Revenues:
Net investment income	$1,145.6	$1,198.7
Fee income	931.8	891.9
Premiums	600.9	471.9
Net realized capital gains (losses)	(190.6)	(874.8)
Other revenue	105.5	95.6
Income (loss) related to consolidated investment entities:
Net investment income	81.5	44.2
Changes in fair value related to collateralized loan obligations	(3.8)	(8.9)
Total revenues	2,670.9	1,818.6
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,358.1	1,061.4
Operating expenses	789.5	759.1
Net amortization of deferred policy acquisition costs and value of business acquired	126.1	130.5
Interest expense	47.6	44.4
Operating expenses related to consolidated investment entities:
Interest expense	46.2	36.8
Other expense	1.1	0.7
Total benefits and expenses	2,368.6	2,032.9
Income (loss) before income taxes	302.3	(214.3)
Income tax expense (benefit)	30.7	11.2
Net income (loss)	271.6	(225.5)
Less: Net income (loss) attributable to noncontrolling interest	13.5	(13.5)
Net income (loss) available to our common shareholders	$258.1	$(212.0)

The following table presents AUM and AUA as of the dates indicated:

	March 31
($ in millions)	2014	2013
AUM and AUA
Retirement Solutions:
Retirement	$342,421.1	$318,636.9
Annuities	26,967.6	26,228.0
Investment Management	260,466.5	243,358.5
Insurance Solutions:
Individual Life	16,007.7	15,598.8
Employee Benefits	1,776.4	1,753.8
Eliminations/Other	(181,790.2)	(173,416.4)
Total Ongoing Businesses	465,849.1	432,159.6
Closed Blocks:
Closed Block Variable Annuity	45,042.0	44,546.6
Closed Block Institutional Spread Products	2,351.1	3,945.7
Closed Block Other	538.9	558.8
Total Closed Blocks	47,932.0	49,051.1
Total AUM and AUA	$513,781.1	$481,210.7

AUM	$279,511.6	$258,176.1
AUA	234,269.5	223,034.6
Total AUM and AUA	$513,781.1	$481,210.7

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated, and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended March 31,
($ in millions)	2014	2013
Retirement Solutions:
Retirement	$114.9	$137.8
Annuities	54.8	54.3
Investment Management	49.8	30.1
Insurance Solutions:
Individual Life	31.1	50.8
Employee Benefits	16.9	12.4
Total Ongoing Business	267.5	285.4
Corporate	(37.3)	(50.1)
Closed Blocks:
Closed Block Institutional Spread Products	5.4	22.1
Closed Block Other	(4.5)	(0.7)
Total Closed Blocks (1)	0.9	21.4
Total operating earnings before income taxes	$231.1	$256.7

Adjustments:
Closed Block Variable Annuity	20.2	(477.1)
Net investment gains (losses) and related charges and adjustments	57.6	41.8
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	6.4	3.1
Loss related to businesses exited through reinsurance or divestment	(10.5)	(16.9)
Income (loss) attributable to noncontrolling interests	13.5	(13.5)
Other adjustments to operating earnings	(16.0)	(8.4)
Income (loss) before income taxes	$302.3	$(214.3)
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended March 31,
($ in millions)	2014	2013
Retirement Solutions:
Retirement	$598.5	$583.2
Annuities	354.4	307.6
Investment Management	160.5	131.9
Insurance Solutions:
Individual Life	692.2	687.1
Employee Benefits	338.9	318.1
Total Ongoing Business	2,144.5	2,027.9
Corporate	25.3	17.1
Closed Blocks:
Closed Block Institutional Spread Products	17.6	38.3
Closed Block Other	8.0	7.2
Total Closed Blocks(1)	25.6	45.5
Total operating revenues	$2,195.4	$2,090.5

Adjustments:
Closed Block Variable Annuity	284.6	(444.0)
Net realized investment gains (losses) and related charges and adjustments	49.6	30.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(23.9)	20.6
Revenues related to businesses exited through reinsurance or divestment	19.0	(12.1)
Revenues (loss) attributable to noncontrolling interests	60.8	40.3
Other adjustments to operating revenues	85.4	92.9
Total revenues	$2,670.9	$1,818.6
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

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest expense (including interest rate swap settlements)	$(47.0)	$(41.9)
DAC/VOBA and other intangibles unlocking	(19.8)	7.3
Net gain (loss) from Lehman Recovery	(1.8)	—

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Other-than-temporary impairments	$(3.3)	$(11.0)
CMO-B fair value adjustments(1)	65.3	(33.2)
Gains (losses) on the sale of securities	36.2	20.5
Other, including changes in the fair value of derivatives	(48.9)	66.1
Total investment gains (losses)	49.3	42.4
Net amortization of DAC/VOBA and other intangibles on above	7.7	12.9
Net investment gains (losses), including Closed Block Variable Annuity	57.0	55.3
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(0.6)	13.5
Net investment gains (losses)	$57.6	$41.8
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes Closed Block Variable Annuity ("CBVA").

	Three Months Ended March 31,
($ in millions)	2014	2013
Gain (loss), excluding nonperformance risk	$(8.3)	$16.1
Gain (loss) due to nonperformance risk	2.7	(4.1)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(5.6)	12.0
Net amortization of DAC/VOBA and sales inducements	12.0	(8.9)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$6.4	$3.1

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Income (Loss)

Net investment income decreased $53.1 million from $1,198.7 million to $1,145.6 million primarily due to lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates as well as lower average volumes in our Annuities and Closed Block Institutional Spread Products segments. The decline in the volumes of our Annuities segment is a result of the continuing run-off of Annual Reset and Multi-Year Guarantee Annuities ("Annual Reset/MYGAs"). Our Closed Block Institutional Spreads Products business experienced a decline as a result of a decrease in block size. Higher accretion on previously impaired securities in our Closed Block Institutional Spreads Products segment in the first quarter of 2013 also contributed to the decline. These decreases were partially offset by growth in general account assets in our Retirement segment and higher investment income on in our CBVA segment as a result of a higher earned rate and higher volumes.

Fee income increased $39.9 million from $891.9 million to $931.8 million primarily due to an increase in fees in our Retirement, Annuities, Investment Management and CBVA segments associated with higher AUM. In addition, higher fee income in our Individual Life segment was primarily due to increased cost of insurance fees on the aging in-force universal life block.

Premiums increased $129.0 million from $471.9 million to $600.9 million primarily due to higher premiums associated with immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher premiums in our Employee Benefits segment were primarily due to increased group stop loss and voluntary product sales.

Net realized capital losses decreased by $684.2 million from a loss of $874.8 million to a loss of $190.6 million primarily due to changes in fair value of derivatives from the CBVA segment liability hedge and CHO program, discussed in further detail below, and changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in a decrease in Net realized capital losses of $143.0 million, from a loss of $110.8 million to a gain of $32.2 million. In addition, changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movement and lower impairments reduced the net realized capital loss. Gains from market value changes in the embedded derivative associated with business reinsured are entirely offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. These improvements were partially offset by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk, lower gains on the sale of securities, and unfavorable derivative mark to market adjustments due to changes in interest rates.

Changes in fair value of derivatives from the CBVA liability hedge program improved the result by $1,162.4 million, from a loss of $1,076.3 million in the prior period to a gain of $86.1 million in the current period, due to lower equity market appreciation as well as interest rate movements. Lower equity market appreciation also contributed to a decrease in losses on our CHO program of $147.6 million, from $158.5 million to $10.9 million. Improvements in the current period are partially offset by losses resulting from changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk, primarily in our CBVA segment. Changes in guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment resulted in a loss of $225.4 million in the current period compared to a gain of $551.2 million in the prior period, driven by lower equity market growth. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.
Other revenue increased $9.9 million from $95.6 million to $105.5 million primarily due to changes in market value adjustments related to retirement plans upon surrender in addition to higher income earned by our Retirement segment’s broker dealers for sales on non-proprietary products, which is partially offset by the corresponding higher broker-dealer expenses within Operating expenses.

Interest credited and other benefits to contract owners/policyholders increased $296.7 million from $1,061.4 million to $1,358.1 million primarily due to an increase in reserves in our CBVA segment driven by less favorable fund returns in the current period compared to the prior period. An increase in reserves in our CBVA segment associated with the annuitization of life contingent contracts and an increase in reserves related to annuities with life contingencies in our Annuities segment both correspond with the increase in Premiums described above. Favorable incurred but not recorded (“IBNR”) development in the prior period that did not repeat in the current period and higher net claims driven by higher severity impacted our Individual Life segment. These unfavorable variances were partially offset by declining reserves for Annual Reset/MYGAs and lower crediting rates in our Annuities segment as well as declining contract owner account balances for our Closed Block Institutional Spread Products segment.

Operating expenses increased $30.4 million from $759.1 million to $789.5 million primarily due to investments in the business, higher expenses from operating as a public company, increased costs related to rebranding and restructuring and higher asset based commissions in the current period. A reduction in estimated variable compensation accruals in the prior period that did not repeat also contributed to the increase. These were partially offset by lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment on May 14, 2013.

Net amortization of DAC/VOBA decreased $4.4 million from $130.5 million to $126.1 million primarily due to a lower amortization rate in our Annuities and Retirement segments and lower gross profits in our Individual Life segment, partially offset by unfavorable unlocking in our Retirement segment due primarily to contract changes on a single large contract that required us to write off the DAC/VOBA in the current period, and in our Employee Benefits segment resulting from terminated cases.

Income (loss) before income taxes increased $516.6 million from a loss of $(214.3) million to income of $302.3 million as a result of several factors including lower net losses related to our CBVA segment incurred guaranteed benefits and guarantee hedge and CHO programs, which improved by $214.8 million and $147.6 million, respectively. In addition, changes in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in an improvement of $143.0 million. An increase in Fee Income as a result of higher AUM, higher premiums in our Employee Benefits segment, and improved margins in our Annuities segment also contributed to the improvement. In addition, higher net investment gains and income (loss) attributable to noncontrolling interests improved the overall result. The increases were partially offset by higher operating expenses, lower prepayment fee income, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments, in addition to higher interest credited and other benefits to contract owners/policyholders in our Individual Life segment.

Income tax expense (benefit) increased $19.5 million from $11.2 million to $30.7 million primarily due to increases in tax capital gains. The effective tax rate is low as the tax expense on income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. However, tax capital gains (losses) are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense in the current and prior periods.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $25.6 million from $256.7 million to $231.1 million as a result of several factors including higher operating expenses, lower prepayment fee income, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments. Higher interest credited and other benefits to contract owners/policyholders in our Individual Life segment due to higher net claims driven by higher severity, as well as unfavorable DAC/VOBA unlocking compared to the prior period also contributed to the decrease. Partially offsetting these items was higher Fee income, in addition to higher Premiums in our Employee Benefits segment, improved margins in our Annuities segment and a decrease in DAC/VOBA amortization rates in our Retirement and Annuities segments.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments increased $15.8 million from $41.8 million to $57.6 million primarily due to changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements, higher gains on the sale of securities, and lower impairments, offset by unfavorable derivative mark to market adjustments due to changes in interest rates.

Net guaranteed benefit hedging gains and related charges and adjustments increased $3.3 million from $3.1 million to $6.4 million, including a $6.8 million favorable variance in changes in the fair value of guaranteed benefit derivatives related to nonperformance risk. Higher gains on guaranteed benefit derivative hedging, net of amortization of DAC/VOBA and other intangibles, were primarily driven by interest rate and equity market movements.

Loss related to businesses exited through reinsurance or divestment decreased $6.4 million from $16.9 million to $10.5 million primarily due to lower costs associated with the business transferred from us to Hannover Re.

Other adjustments to operating earnings changed $7.6 million from $(8.4) million to $(16.0) million primarily due to increased costs related to rebranding and restructuring.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our ongoing businesses. The following table presents Operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating earnings before income taxes	$267.5	$285.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
DAC/VOBA and other intangibles unlocking	$(19.8)	$7.3

Ongoing Business - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating earnings before income taxes decreased $17.9 million from $285.4 million to $267.5 million primarily due to higher operating expenses, lower prepayment fee income, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments. Higher interest credited and other benefits to contract owners/policyholders in our Individual Life segment as well as unfavorable DAC/VOBA unlocking compared to the prior period also contributed to the decrease. Partially offsetting these items was higher Fee Income, in addition to higher Premiums in our Employee Benefits segment, improved margins in our Annuities segment and a decrease in DAC/VOBA amortization rates in our Retirement and Annuities segments.
Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$388.5	$388.9
Fee income	191.1	183.8
Premiums	0.7	0.5
Other revenue	18.2	10.0
Total operating revenues	598.5	583.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	210.7	204.6
Operating expenses	226.0	204.0
Net amortization of DAC/VOBA	46.9	36.8
Total operating benefits and expenses	483.6	445.4
Operating earnings before income taxes	$114.9	$137.8

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
DAC/VOBA and other intangibles unlocking	$(11.3)	$3.0

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	March 31
($ in millions)	2014	2013
Corporate markets	$40,967.4	$35,441.2
Tax-exempt markets	53,564.2	49,269.4
Total full service plans	94,531.6	84,710.6
Stable value(1)	8,908.6	8,279.7
Individual market	3,074.9	2,612.0
Total AUM	106,515.1	95,602.3
AUA	235,906.0	223,034.6
Total AUM and AUA	$342,421.1	$318,636.9
(1) Consists of assets where we are the investment manager.

	March 31
($ in millions)	2014	2013
General Account	$28,205.7	$27,387.8
Separate Account	58,279.4	52,516.8
Mutual Fund/Institutional Funds	20,030.0	15,697.7
AUA	235,906.0	223,034.6
Total AUM and AUA	$342,421.1	$318,636.9

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Balance as of beginning of period	$105,236.9	$90,471.2
Deposits	3,523.1	4,444.3
Surrenders, benefits and product charges	(3,478.7)	(3,024.9)
Net flows	44.4	1,419.4
Interest credited and investment performance	1,233.8	3,711.7
Balance as of end of period	$106,515.1	$95,602.3

Retirement - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues

Net investment income and net realized gains decreased $0.4 million from $388.9 million to $388.5 million primarily due to lower prepayment fee income and lower investment yields on the CMO-B portfolio as well as other securities. These decreases were mostly offset by increases in investment income due to growth of general account assets. General account assets increased from $27.4 billion in the prior period to $28.2 billion in the current period primarily as a result of participants transferring funds from variable investment options into fixed investment options. In addition, investment income on the CMO-B portfolio was lower due to portfolio turnover as reinvestment rates were lower than the yields of the investments that matured.

Fee income increased $7.3 million from $183.8 million to $191.1 million primarily due to increases in full service retirement plan fees partially offset by lower fees for the recordkeeping business. The increase in full service retirement plans fees was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Other revenue increased $8.2 million from $10.0 million to $18.2 million primarily due to changes in market value adjustments related to retirement plans upon surrender and an increase in broker-dealer revenue.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $6.1 million from $204.6 million to $210.7 million primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets as described above. This increase was partially offset by a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $22.0 million from $204.0 million to $226.0 million due primarily to investments in the business, higher expenses from operating as a public company and higher asset based commissions in the current period; and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC/VOBA increased $10.1 million from $36.8 million to $46.9 million primarily due to changes in unlocking of DAC/VOBA partially offset by lower amortization. The change in DAC/VOCA unlocking in the current period was $14.3 million unfavorable when compared to the prior period, largely due to the impact of contract changes in the current period.

Operating earnings before income taxes decreased $22.9 million from $137.8 million to $114.9 million primarily driven by increases in operating expenses, Net amortization of DAC/VOBA, and lower prepayment fee income. These increases were offset by increases in Fee income and Other revenue related to full service retirement plans.

Retirement Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$270.6	$287.1
Fee income	13.2	9.9
Premiums	66.1	7.8
Other revenue	4.5	2.8
Total operating revenues	354.4	307.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	229.8	184.4
Operating expenses	35.5	31.0
Net amortization of DAC/VOBA	34.3	37.9
Total operating benefits and expenses	299.6	253.3
Operating earnings before income taxes	$54.8	$54.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
DAC/VOBA and other intangibles unlocking	$3.2	$7.0

The following table presents AUM for our Annuities segment as of the dates indicated:

	March 31
($ in millions)	2014	2013
AUM:
General account	$22,573.2	$22,772.4
Separate account	820.1	780.1
Mutual funds	3,574.3	2,675.5
Total AUM	$26,967.6	$26,228.0

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Balance as of beginning of period	$26,646.7	$26,101.0
Deposits	861.6	554.8
Surrenders, benefits and product charges	(806.8)	(775.1)
Net flows	54.8	(220.3)
Interest credited and investment performance	266.1	347.3
Balance as of end of period	$26,967.6	$26,228.0

Annuities - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues

Net investment income and net realized gains decreased $16.5 million from $287.1 million to $270.6 million primarily due to lower general account assets, lower investment yields on the CMO-B portfolio as well as other securities, and lower prepayment fee income. General account assets decreased as a result of the continuing run-off of the Annual Reset/MYGAs, and reductions in required capital. Partially offsetting these declines was higher investment income resulting from the growth in FIAs. In addition, investment income on the CMO-B portfolio was lower due to portfolio turnover as reinvestment rates were lower than the yields of the investments that matured.

Fee income increased $3.3 million from $9.9 million to $13.2 million due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased 35% from $2.6 billion in the first quarter of 2013 to $3.5 billion in in the first quarter of 2014 due to positive net flows and market performance.

Premiums increased $58.3 million from $7.8 million to $66.1 million primarily due to higher premiums in immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $45.4 million from $184.4 million to $229.8 million primarily driven by the increase in immediate annuities with life contingencies and an increase in FIA AUM. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $4.5 million from $31.0 million to $35.5 million due primarily to higher mutual fund commissions and investments in the business, higher expenses from operating as a public company in the current period; and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC/VOBA decreased $3.6 million from $37.9 million to $34.3 million primarily due to a lower amortization rate, as a result of an update to margin projections in third quarter of 2013, partially offset by a lower amount of favorable unlocking in the current period.

Operating earnings before income taxes

Operating earnings before taxes increased $0.5 million from $54.3 million to $54.8 million as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, favorable changes in amortization of DAC/VOBA, and an increase in Fee income. Partially offsetting these items was lower Net investment income due to asset volumes and yields, and higher operating expenses.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$7.3	$2.8
Fee income	145.8	121.7
Other revenue	7.4	7.4
Total operating revenues	160.5	131.9
Operating benefits and expenses:
Operating expenses	110.7	101.8
Total operating benefits and expenses	110.7	101.8
Operating earnings before income taxes	$49.8	$30.1

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2014	2013
Investment Management intersegment revenues	$39.3	$39.3

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	March 31
($ in millions)	2014	2013
AUM:
Institutional/retail
Investment Management sourced	$69,104.4	$58,002.1
Affiliate sourced(1)	57,988.9	49,658.0
General account	79,684.4	79,965.9
Total AUM	206,777.7	187,626.0
AUA:
Affiliate sourced(2)	53,688.8	55,732.5
Total AUM and AUA	$260,466.5	$243,358.5
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Net Flows:
Investment Management sourced	$1,345.3	$2,630.7
Affiliate sourced	3,538.9	546.8
Total	$4,884.2	$3,177.5

Investment Management - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues

Net investment income and net realized gains increased $4.5 million from $2.8 million to $7.3 million due to higher alternative investment income partially due to valuation adjustments.

Fee income increased $24.1 million from $121.7 million to $145.8 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominantly driven by positive net flows including sub-advisor replacements and improved equity markets.

Operating benefits and expenses

Operating expenses increased $8.9 million from $101.8 million to $110.7 million due primarily to higher compensation expenses due to growth in AUM and higher operating earnings. In addition, operating expenses increased due to costs related to sub-advisor replacements that occurred in the current quarter.

Operating earnings before income taxes

Operating earnings before taxes increased $19.7 million from $30.1 million to $49.8 million primarily due to higher Fee income due to an increase in affiliate sourced AUM and Investment Management sourced AUM and an increase in Net investment income. The increases were partially offset by higher operating expenses.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$219.8	$216.9
Fee income	283.6	276.8
Premiums	183.7	185.8
Other revenue	5.1	7.6
Total operating revenues	692.2	687.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	527.8	501.6
Operating expenses	95.7	90.9
Net amortization of DAC/VOBA	37.6	42.9
Interest expense	—	0.9
Total operating benefits and expenses	661.1	636.3
Operating earnings before income taxes	$31.1	$50.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
DAC/VOBA and other intangibles unlocking	$(7.1)	$(2.7)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Sales by Product Line:
Universal life:
Guaranteed	$—	$0.5
Accumulation	2.8	4.0
Indexed	7.9	6.8
Total universal life	10.7	11.3
Variable life	0.9	2.7
Whole life	0.1	—
Term	7.2	15.2
Total sales by product line	$18.9	$29.2

Total gross premiums	$499.6	$498.6
End of period:
In-force face amount	$602,760.9	$608,843.8
In-force policy count	1,323,303	1,350,278
New business policy count (paid)	7,879	16,137

Individual Life - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues

Net investment income and net realized gains increased $2.9 million from $216.9 million to $219.8 million primarily due to higher asset volumes within the investment portfolio partially offset by lower CMO-B and prepayment fee income.

Fee income increased $6.8 million from $276.8 million to $283.6 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $26.2 million from $501.6 million to $527.8 million primarily due to to favorable IBNR development in the prior period that did not repeat in the current period and higher net claims driven by higher severity.

Operating expenses increased $4.8 million from $90.9 million to $95.7 million primarily due to increased credit facility fees supporting reinsurance transactions, higher expenses from operating as a public company in the current period and a reduction in estimated variable compensation accruals in the prior period that did not repeat. These increases were partially offset by lower sales related expenses in the current period.

Net amortization of DAC/VOBA decreased $5.3 million from $42.9 million to $37.6 million primarily due to lower amortization on the universal life blocks driven by lower gross profits. This decrease was partially offset by a higher amount of unfavorable unlocking resulting from lower gross profit projections.
Operating earnings before income taxes

Operating earnings before income taxes decreased $19.7 million from $50.8 million to $31.1 million primarily driven by higher Interest credited and other benefits to contract owners/policyholders due to favorable IBNR development in the prior period that did not repeat in the current period, higher net claims driven by higher severity and higher Operating expenses. Partially offsetting these items were increased Net investment income due to higher asset volumes and higher Fee income resulting from higher cost of insurance fees on the universal life block.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$26.7	$28.4
Fee income	15.6	15.8
Premiums	296.3	274.9
Other revenue	0.3	(1.0)
Total operating revenues	338.9	318.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	244.5	242.6
Operating expenses	68.4	60.0
Net amortization of DAC/VOBA	9.1	3.1
Total operating benefits and expenses	322.0	305.7
Operating earnings before income taxes	$16.9	$12.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
DAC/VOBA and other intangibles unlocking	$(4.6)	$—

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Sales by Product Line:
Group life	$37.5	$44.0
Group stop loss	182.4	89.7
Other group products	9.6	12.7
Total group products	229.5	146.4
Voluntary products	22.3	10.3
Total sales by product line	$251.8	$156.7

Total gross premiums and deposits	$342.9	$319.5
Total annualized in-force premiums	1,407.7	1,316.2

Loss Ratios:
Group life (interest adjusted)	82.0%	85.4%
Group stop loss	72.4%	77.6%

Employee Benefits - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating revenues

Premiums increased $21.4 million from $274.9 million to $296.3 million primarily due to higher sales of group stop loss and voluntary products. The new Compass product contributed to the increase in voluntary sales. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $1.9 million from $242.6 million to $244.5 million primarily due to higher group stop loss premiums volumes, resulting in higher benefits incurred, partially offset by improved loss ratios in group life and stop loss.

Operating expenses increased $8.4 million from $60.0 million to $68.4 million primarily due to higher sales related commission and administrative expenses for group stop loss and voluntary products in the current period and a reduction in estimated variable compensation accruals in the prior period that did not repeat.

Net amortization of DAC/VOBA increased $6.0 million from $3.1 million to $9.1 million primarily due to increased amortization resulting from terminated cases.

Operating earnings before income taxes

Operating earnings before income taxes increased $4.5 million from $12.4 million to $16.9 million primarily due to improved loss ratios. Partially offsetting this was higher Operating expenses and increased Net amortization of DAC/VOBA resulting from terminated cases.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Interest expense (including interest rate swap settlements)	$(47.0)	$(41.9)
Closed Block Variable Annuity contingent capital LOC	—	(12.8)
Amortization of intangibles	(8.6)	(8.8)
Other	18.3	13.4
Operating earnings before income taxes	$(37.3)	$(50.1)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the operating segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating earnings before income taxes changed $12.8 million from $(50.1) million to $(37.3) million primarily due to activity associated with our Closed Block Variable Annuity segment, including lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment on May 14, 2013. Offsetting these items is an increase in Interest Expense driven by a change in debt structure during the second half of 2013. See a description of the change in debt structure under "Debt Securities."

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Closed Block Institutional Spread Products	$5.4	$22.1
Closed Block Other	(4.5)	(0.7)
Operating earnings before income taxes	$0.9	$21.4

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$17.2	$38.0
Premiums	0.6	0.6
Other revenue	(0.2)	(0.3)
Total operating revenues	17.6	38.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	8.8	13.5
Operating expenses	3.3	2.6
Net amortization of DAC/VOBA	0.1	0.1
Total operating benefits and expenses	12.2	16.2
Operating earnings before income taxes	$5.4	$22.1

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$5.9	$6.0
Premiums	1.9	0.9
Other revenue	0.2	0.3
Total operating revenues	8.0	7.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	6.7	6.8
Operating expenses	5.8	1.1
Total operating benefits and expenses	12.5	7.9
Operating earnings before income taxes	$(4.5)	$(0.7)

Closed Blocks - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $16.7 million from $22.1 million to $5.4 million primarily due to higher accretion income on previously impaired securities in the first quarter of 2013, which did not reoccur at the same level in the current period. In addition, earnings were lower as a result of a decrease in block size. The average block size based on AUM declined approximately 36%, from $3.9 billion as of March 31, 2013 to $2.5 billion as of March 31, 2014. As a result, net investment income and interest credited and other benefits to contract owners/policyholders decreased.

Closed Block Other

Operating earnings before income taxes decreased $(3.8) million from $(0.7) million to $(4.5) million primarily due to an increase in operating expenses related to the accrual for a contingency.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Revenues:
Net investment income	$34.8	$18.4
Fee income	316.8	309.3
Premiums	50.2	—
Net realized capital gains (losses)	(121.1)	(776.4)
Other revenue	3.9	4.7
Total revenues	284.6	(444.0)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	126.5	(94.1)
Operating expenses and interest expense	122.1	112.2
Net amortization of DAC/VOBA	15.8	15.0
Total benefits and expenses	264.4	33.1
Income (loss) before income taxes	$20.2	$(477.1)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(239.1)	$(453.9)
Gain (losses) related to CHO program	(10.9)	(158.5)
Gain (loss) due to nonperformance risk	29.5	(106.7)
Net investment gains (losses)	(0.6)	13.5
DAC/VOBA and other intangibles unlocking	0.4	(0.2)

The following table presents AUM for our CBVA segment as of the dates indicated:

	March 31
($ in millions)	2014	2013
AUM
General account	$1,517.3	$1,272.1
Separate account	43,524.7	43,274.5
Total AUM	$45,042.0	$44,546.6

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Balance as of beginning of period	$44,788.2	$42,590.6
Deposits	53.6	74.9
Surrenders, benefits and product charges	(1,234.4)	(1,057.8)
Net flows	(1,180.8)	(982.9)
Interest credited and investment performance	415.4	2,290.1
Balance as of end of period	$44,022.8	$43,897.8

End of period contracts in payout status	$1,019.2	$648.8
Total balance as of end of period*	$45,042.0	$44,546.6
*Includes products in accumulation and payout phase, Policy Loans and Life Insurance Business

Closed Block Variable Annuity - Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Income (loss) before income taxes increased $497.3 million from $(477.1) million to $20.2 million, including a gain of $29.5 million due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, compared to a loss of $106.7 million related to nonperformance risk in the prior period. Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased to a loss of $239.1 million in the current period compared to a loss of $453.9 million in the prior period. The $214.8 million improvement was primarily due to lower equity market returns period over period, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves, in addition to the impact of favorable fund returns relative to overall equity market returns in the current period compared to the prior period. Lower equity market returns period over period also contributed to a decrease in losses on our CHO program of $147.6 million, from $158.5 million to $10.9 million. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, the increase in Net investment income is primarily due to a higher earned rate and higher volume, and the increase in Operating expenses is due to higher variable compensation cost as well as higher commissions as a result of higher AUM. Higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the NAV of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8% to 9% on these assets over the long term.

The following table presents the investment income for the three months ended March 31, 2014 and 2013, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Retirement
Alternative investment income	$7.1	$7.9
Average alternative investment	266.7	256.0
Annuities
Alternative investment income	6.4	4.4
Average alternative investment	179.3	189.2
Investment Management
Alternative investment income	7.3	2.8
Average alternative investment	141.7	120.8
Individual Life
Alternative investment income	5.5	3.4
Average alternative investment	123.9	132.1
Employee Benefits
Alternative investment income	0.8	0.6
Average alternative investment	24.1	23.6
Total Ongoing Business
Alternative investment income	27.1	19.1
Average alternative investment	735.7	721.7
Corporate
Alternative investment income	5.0	2.7
Average alternative investment	103.7	98.1
Closed Blocks(1)
Alternative investment income	1.1	1.8
Average alternative investment	29.8	62.4
Total ING US
Alternative investment income	33.2	23.6
Average alternative investment	$869.2	$882.2
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

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI in relation to the emergence of estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI and URR are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC, VOBA and DSI due to contract changes or contract terminations higher than estimated are also included in "unlocking." An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangible" unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three months ended March 31, 2014 and 2013.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Retirement	$(11.3)	$3.0
Annuities	3.2	7.0
Individual Life	(7.1)	(2.7)
Employee Benefits	(4.6)	—
Total DAC/VOBA and other intangibles unlocking	$(19.8)	$7.3

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

Parent Company Sources and Uses of Liquidity and Capital

In evaluating liquidity it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole.Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations.

The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.’s access to the $750.0 million revolving credit sublimit of its Amended and Restated Revolving Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2014	2013
Beginning cash and cash equivalents balance	$640.2	$357.5
Sources:
Proceeds from loans from subsidiaries, net of repayments	180.0	23.9
Dividends and returns of capital from subsidiaries	75.0	—
Proceeds from Senior Notes offering	—	998.3
Amounts received from subsidiaries under tax sharing arrangements, net	67.8	198.3
Refund of income taxes, net	—	3.8
Total sources	322.8	1,224.3
Uses:
Payment of interest expense	48.6	29.6
Repayment of commercial paper, net of issuances	—	188.0
Repayment of credit facility borrowings	—	925.0
New issuances of loans to subsidiaries, net of repayments	158.7	34.9
Payment of income taxes, net	30.0	—
Dividends paid	2.6	—
Common stock acquired - Share buyback	250.0	—
Acquisition of short-term investments	21.0	—
Other, net	10.6	20.1
Total uses	521.5	1,197.6
Net increase in cash and cash equivalents	(198.7)	26.7
Ending cash and cash equivalents balance	$441.5	$384.2

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

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of Voya Financial, Inc. and of its insurance company subsidiaries and general macroeconomic conditions.

The Company did not have any short-term debt borrowings outstanding as of March 31, 2014. The following table summarizes our borrowing activities for the three months ended March 31, 2014:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,509.8	$—	$—	$0.3	$3,510.1
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,514.7	—	—	0.3	3,515.0
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,514.7	$—	$—	$0.3	$3,515.0

Debt Securities

Senior Notes. As of March 31, 2014, Voya Financial, Inc. had three senior notes outstanding (collectively, the “Senior Notes”). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Reg 144A and subsequently registered with the SEC. The Senior Notes are guaranteed by Lion Holdings. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest. For additional information on our Senior Notes, see the Financing Agreements Note to the Condensed Consolidated Financial Statements in Part I, Item 1. to this Form 10-Q.

Junior Subordinated Notes. As of March 31, 2014, the principal amount outstanding of junior subordinated notes (the “Junior Subordinated Notes”) was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Reg 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings.

So long as no event of default with respect to the Junior Subordinated Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the Junior Subordinated Notes for one or more consecutive interest periods for up to five years.

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the Junior Subordinated Notes.

We may elect to redeem the Junior Subordinated Notes in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. Also, we may elect to redeem the Junior Subordinated Notes in whole, but not in part, at any time prior to May 15, 2023 within 90 days after the occurrence of a “tax event” or “rating agency event”, at a redemption price equal to the principal amount, or, if greater, a “make-whole redemption price,” plus, in each case accrued and unpaid interest.

Aetna Notes. As of March 31, 2014 and December 31, 2013, Lion Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $235.1 million principal amount of 7.63% Debentures due August 15, 2026 and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), all of which were issued by a predecessor of Lion Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “ING USA Notes”). ING Group guarantees the Aetna Notes. The ING USA Notes benefit from a guarantee by Voya Financial, Inc.

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

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; an LOC meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than Voya Financial, Inc. or its subsidiaries).

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above. As of March 31, 2014, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $506.1 million.

Senior Unsecured Credit Facility

Amended and Restated Credit Agreement. On February 14, 2014, Voya Financial, Inc. revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the "Amended and Restated Credit Agreement") with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by: 1) extending the term of the agreement to February 14, 2018; 2) reducing the total amount of LOCs that may be issued from $3.5 billion to $3.0 billion and 3) reducing the current cost of LOC issuance fees from 200 bps to 175 bps. The revolving credit sublimit of $750.0 million present in the original agreement remains unchanged. ING Bank, N.V. ("ING Bank"), an affiliate, acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent and received $0.7 million for its services and participation in the syndicate.

As of March 31, 2014, there were no amounts outstanding as revolving credit borrowings and $829.9 million in letters of credit outstanding.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of March 31, 2014, there was no LOC requirement and the actual amount of the LOCs outstanding was $425.0 million.

In addition to the $5.1 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $482.2 million of LOCs were outstanding to support miscellaneous requirements. In total, $5.6 billion of credit facilities were utilized as of March 31, 2014. As of March 31, 2014, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $9.7 billion. We also have approximately $265.0 million in secured facilities.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of March 31, 2014:

($ in millions)
Obligor / Applicant	Liability Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$829.9	$2,170.1
	Individual Life					331.0
	CBVA					425.0
	Other					73.9
SLDI	Retirement Solutions	Unsecured	Committed	01/24/2018	150.0	147.0	3.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement Solutions	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/2021	750.0	750.0	—
SLDI	Hannover Re block	Unsecured	Committed	10/29/2020	1,125.0	631.6	493.4
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	588.0	407.0
Voya Financial, Inc. / Roaring River III LLC	Individual Life	Unsecured	Committed	06/30/2022	1,151.2	630.0	521.2
Voya Financial, Inc. / Roaring River IV LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	287.0	278.0
Total					$9,977.9	$5,599.9	$4,372.7

Total fees associated with credit facilities for the three months ended March 31, 2014 and 2013 were $29.3 million and $45.4 million, respectively.

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC ("Whisperingwind III") were novated to Roaring River IV, LLC ("Roaring River IV"), a wholly owned reinsurance subsidiary of the Company, which completed a transaction with a third-party bank to provide up to $565.0 million of statutory reserve financing through a trust note which matures December 31, 2028. The initial amount of the trust note issued on January 1, 2014 was $297.0 million and was decreased to $287.0 million as of March 31, 2014. The trust note replaces $330.0 million of letters of credit associated with the Whisperingwind III reinsurance agreements which were cancelled in January 2014.

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

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and Closed Block Variable Annuity blocks of business as of March 31, 2014. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	2/14/2018	$331.0	$331.0
Voya Financial, Inc. / Roaring River III LLC	Trust Note	XXX	6/30/2022	1,151.2	630.0
Voya Financial, Inc. / Roaring River IV LLC	Trust Note	AG38	12/31/2028	565.0	287.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II LLC	LOC Facility	XXX	12/31/2021	995.0	588.0
Total				$3,517.2	$2,311.0

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $4.0 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/9/2021	$750.0	$750.0
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	12/27/2022	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2020	1,125.0	631.6
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0
Total				$2,875.0	$2,381.6

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.6 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$425.0
Total				$425.0

Voya Financial, Inc. Credit Support of Subsidiaries

As of March 31, 2014, Voya Financial, Inc. supported the reinsurance obligations of its reinsurance subsidiaries with $829.9 million in LOCs.

Voya Financial, Inc. also maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of March 31, 2014, such facilities provided for up to $2.7 billion of capacity, of which $1.5 billion was utilized.

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

In connection with certain reinsurance transactions involving a third-party trust (the "Master Trust"), Voya Financial, Inc. and SLDI are parties to reimbursement agreements with third-party banks that lend securities to the Master Trust. SLDI has reimbursement obligations to the banks under these agreements, in an aggregate amount of up to $1.5 billion as of March 31, 2014, which obligations are guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provides an indemnification to the third-party banks with respect to any defaults by the Master Trust under the securities lending agreements under which these banks lend securities to the Master Trust, up to $1.5 billion. These agreements and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Insurance Company ("SLD"), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America (“Hannover US”) who is the claim paying party. The current amount of reserves outstanding as of March 31, 2014 is $25.0 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

On September 6, 2012, Voya Financial, Inc. as borrowing party and its subsidiary, Roaring River III, LLC ("Roaring River III"), as borrower, entered into a reimbursement agreement with a third-party bank providing for $390.0 million of initial funding in the form of a putable variable funding trust note due 2022 where Voya Financial, Inc. guarantees the reimbursement obligations of Roaring River III. Roaring River III has entered into a reinsurance agreement with an affiliated ceding company and by entering into the reimbursement agreement, Roaring River III provides collateral for reinsurance in the form of the trust note. To support additional growth in reserves on the policies reinsured, the trust note notional amount may be increased to approximately $1.2 billion prior to maturity. As of March 31, 2014 the amount of the trust note was $630.0 million.

Voya Financial, Inc. guarantees the obligations of Lion Holdings under the $13.0 million principal amount ING USA Notes maturing in 2027 as well as $506.1 million combined principal amount of Aetna Notes. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of March 31, 2014 in relation to intercompany indemnifications and support agreements. As of March 31, 2014, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Credit Support Provided by Other Subsidiaries of Voya Financial, Inc.

Reliastar Life Insurance Company ("RLI") and SLD, indirect and direct subsidiaries of Voya Financial, Inc., respectively, guarantee a reinsurance contract entered into by SLDI with respect to SLDI's reinsurance of $239.3 million of the principal and interest of a bond insured by an unrelated insurance company. The bond payments are supported by the insurer's closed block. Surplus from the closed block, in the form of dividends, is used to pay the bond principal and interest.

In order to collateralize obligations under this treaty, RLI provided a LOC of $255.0 million issued by the FHLB of Des Moines to the unrelated insurer which is secured by assets pledged by RLI to FHLB. As of March 31, 2014 and December 31, 2013, the LOC is collateralized by assets with a market value of approximately $301.2 million and $294.1 million, respectively.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group. As of March 31, 2014, the indebtedness for which ING Group or NN Group provided guarantees consisted of $506.1 million aggregate principal amount of Aetna Notes issued by Lion Holdings.

Previously NN Group (as successor to ING V) provided a guarantee of an LOC issued by ING Bank and used to support the reinsurance obligations of certain of our captive reinsurance subsidiaries. On January 14, 2014, the LOC was cancelled and the corresponding guarantee obligation of NN Group was extinguished.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2014, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2014, $180.0 million were borrowed from our subsidiaries and $370.0 million were lent to our subsidiaries.

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

Additionally, ratings of certain of our securities guaranteed by our largest shareholder, ING Group, could be influenced by ING Group’s ratings. A downgrade of the credit ratings of ING Group could result in downgrades of these securities.

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

The financial strength and credit ratings of Voya Financial, Inc. and its principal subsidiaries as of the date of this Quarterly Report on Form 10-Q are summarized in the following table. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category. For each rating, the relative position of the rating within the relevant rating agency’s ratings scale is presented, with “1” representing the highest rating in the scale.

Moody's Investors
	A.M. Best	Fitch, Inc.	Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (LT Issuer Domestic) (4 of 9)	BBB- (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB (5 of 9)
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating (3)	NR	NR	P-2 (2 of 4)	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Lion Connecticut Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (LT Issuer) (4 of 9)	BBB- (4 of 11)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) Effective March 5, 2014, the Company requested S&P to withdraw ("WD") the short-term issuer credit rating on ING USA Life and Annuity Insurance Company ("ING USA") as the rating was necessary only for the marketing and distribution of products no longer offered by the company.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA" to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"
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

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies, including implications of the ongoing divestment of Voya Financial, Inc. by ING Group, among other factors.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2013 through March 31, 2014 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries and revised the rating outlook to Positive from Stable.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of March 31, 2014, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $25.0 million. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of March 31, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $112.0 million and $111.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of March 31, 2014 and December 31, 2013, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $2.5 million and $1.3 million, respectively.

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

Security Life of Denver International, our Arizona captive, may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the Arizona Department of Insurance, which includes a minimum capital requirement.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends

On May 2, 2014, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0 million, $474.0 million of which is payable on or after May 15, 2014 and $216.0 million of which is payable on or after May 19, 2014.

Critical Accounting Judgments and Estimates

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, deferred acquisition costs ("DAC"), value of business acquired ("VOBA") and other intangibles (collectively, "DAC/VOBA and other intangibles"), valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in “Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies” to the Voya Financial, Inc. Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see “Part I. Item 1. Note 1. Business, Basis of Presentation and Significant Accounting Policies” to the Condensed Consolidated Financial Statements to this Form 10-Q.

Income Taxes

As of March 31, 2014, we have recognized $697.2 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

The deferred tax valuation allowance as of March 31, 2014 was $2.8 billion. We estimate that approximately $1.1 billion, $42 million, $260 million, $174 million and $1.0 billion were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts, life subgroup deferred amounts, and SLDI related deferred amounts, respectively. The remaining balance was attributable to various items including state taxes and other deferred tax assets. We also estimate that the deferred tax asset associated with life subgroup deferred amounts, as of March 31, 2014, was approximately $570 million, excluding the valuation allowance.

Also, during the quarter ended March 31, 2014, we believe we had a Section 382 ownership change. However, using information available as of date of the ownership change, we estimate that the deferred tax asset that would potentially be subject to an additional valuation allowance was approximately $200 million to $240 million (mainly as a result of built-in losses), which could change following the final Section 382 calculations. Under statutory accounting, a Section 382 event could reduce the admitted deferred tax asset by approximately $58 million if measured as of March 31, 2014. However, based on the estimated amount of the Section 382 limitation, we do not believe an additional valuation allowance is necessary, and we estimate that it is unlikely that the deferred tax asset, the tax valuation allowance or the admitted deferred tax asset will change as a result of the section 382 event. This estimate may change because the computation is dependent on several factors and because numerous aspects of the application of Section 382 are subject to review by the U.S. Internal Revenue Service ("IRS"). The actual impact on the valuation allowance is dependent mainly on the level of the unrealized capital gains and losses at the time of the ownership change, the calculated Section 382 limitation, the estimated reversal pattern of the capital losses supported by tax planning strategies, the estimated reversal pattern of the unrealized capital gains comprising the tax planning strategies and the estimated reversal pattern of the unrealized capital. The actual impact may be materially different from this estimate. The amounts described above are based solely on data and assumptions as of March 31, 2014.

INVESTMENTS
(excluding Consolidated investment Entities)

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$70,449.7	79.3%	$68,317.8	78.4%
Fixed maturities, at fair value using the fair value option	3,082.1	3.5%	2,935.3	3.4%
Equity securities, available-for-sale	276.6	0.3%	314.4	0.4%
Short-term investments(1)	1,046.2	1.2%	1,048.1	1.2%
Mortgage loans on real estate	9,258.1	10.4%	9,312.2	10.7%
Policy loans	2,119.7	2.4%	2,147.0	2.5%
Limited partnerships/corporations	218.9	0.2%	236.4	0.3%
Derivatives	1,044.7	1.2%	1,149.3	1.3%
Other investments	124.1	0.1%	124.6	0.1%
Securities pledged(2)	1,271.3	1.4%	1,465.7	1.7%
Total investments	$88,891.4	100.0%	$87,050.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.
(2) See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources" for information regarding securities pledged.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$4,991.6	7.0%	$5,263.1	6.9%
U.S. Government agencies and authorities	610.6	1.0%	644.1	0.9%
State, municipalities and political subdivisions	276.5	0.4%	293.6	0.4%
U.S. corporate securities	36,658.8	52.4%	39,173.5	52.4%
Foreign securities(1)	15,746.2	22.5%	16,740.6	22.4%
Residential mortgage-backed securities	6,374.4	9.1%	7,052.7	9.4%
Commercial mortgage-backed securities	3,472.8	5.0%	3,796.1	5.1%
Other asset-backed securities	1,789.4	2.6%	1,839.4	2.5%
Total fixed maturities, including securities pledged	$69,920.3	100.0%	$74,803.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,094.0	7.3%	$5,181.2	7.1%
U.S. Government agencies and authorities	598.0	0.9%	618.9	0.9%
State, municipalities and political subdivisions	272.0	0.4%	281.1	0.4%
U.S. corporate securities	36,010.3	51.9%	37,478.6	51.5%
Foreign securities(1)	15,661.4	22.6%	16,356.5	22.5%
Residential mortgage-backed securities	6,480.3	9.3%	7,123.7	9.8%
Commercial mortgage-backed securities	3,427.9	4.9%	3,752.1	5.2%
Other asset-backed securities	1,883.1	2.7%	1,926.7	2.6%
Total fixed maturities, including securities pledged	$69,427.0	100.0%	$72,718.8	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2014, the average duration of our fixed maturities portfolio, including securities pledged, is between 6.5 and 7 years.

Fixed Maturities Credit Quality - Ratings

The Securities Valuation Office ("SVO") of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called "NAIC designations." An internally developed rating is used as permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of the NAIC acceptable rating organizations ("ARO") for marketable fixed maturity securities, called rating agency designations except for certain structured securities as described below. NAIC designations of "1," highest quality and "2," high quality, include fixed maturity securities generally considered investment grade by such rating organizations. NAIC designations 3 through 6 include fixed maturity securities generally considered below investment grade by such rating organizations.

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in all scenarios are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in all scenarios, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations.) All NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,263.1	$—	$—	$—	$—	$—	$5,263.1
U.S. Government agencies and authorities	644.1	—	—	—	—	—	644.1
State, municipalities and political subdivisions	288.5	3.4	1.7	—	—	—	293.6
U.S. corporate securities	18,973.7	18,102.0	1,792.6	278.5	5.5	21.2	39,173.5
Foreign securities(1)	4,822.8	10,969.1	860.5	79.3	—	8.9	16,740.6
Residential mortgage-backed securities	6,675.2	68.7	78.6	25.9	49.3	155.0	7,052.7
Commercial mortgage-backed securities	3,779.9	—	8.4	7.8	—	—	3,796.1
Other asset-backed securities	1,677.6	106.4	31.0	16.4	4.5	3.5	1,839.4
Total fixed maturities	$42,124.9	$29,249.6	$2,772.8	$407.9	$59.3	$188.6	$74,803.1
% of Fair Value	56.3%	39.1%	3.7%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	618.9	—	—	—	—	—	618.9
State, municipalities and political subdivisions	276.4	3.8	0.9	—	—	—	281.1
U.S. corporate securities	18,095.0	17,651.6	1,452.3	250.2	5.7	23.8	37,478.6
Foreign securities(1)	4,757.3	10,712.7	846.6	31.0	—	8.9	16,356.5
Residential mortgage-backed securities	6,741.7	76.4	79.9	24.8	50.7	150.2	7,123.7
Commercial mortgage-backed securities	3,734.1	—	9.4	8.6	—	—	3,752.1
Other asset-backed securities	1,764.8	110.9	26.7	14.9	5.3	4.1	1,926.7
Total fixed maturities	$41,169.4	$28,555.4	$2,415.8	$329.5	$61.7	$187.0	$72,718.8
% of Fair Value	56.5%	39.3%	3.3%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,263.1	$—	$—	$—	$—	$—	$5,263.1
U.S. Government agencies and authorities	638.2	2.8	3.1	—	—	—	644.1
State, municipalities and political subdivisions	61.0	191.5	35.9	3.4	1.8	—	293.6
U.S. corporate securities	843.3	2,218.9	16,072.8	17,986.6	1,746.4	305.5	39,173.5
Foreign securities(1)	94.8	1,369.2	3,812.5	10,758.3	648.4	57.4	16,740.6
Residential mortgage-backed securities	5,756.0	31.9	50.1	137.0	93.8	983.9	7,052.7
Commercial mortgage-backed securities	1,680.8	636.9	424.4	511.1	320.4	222.5	3,796.1
Other asset-backed securities	1,169.7	13.1	75.9	53.5	48.0	479.2	1,839.4
Total fixed maturities	$15,506.9	$4,464.3	$20,474.7	$29,449.9	$2,858.8	$2,048.5	$74,803.1
% of Fair Value	20.7%	6.0%	27.4%	39.4%	3.8%	2.7%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB	B and Below	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	613.2	2.9	2.8	—	—	—	618.9
State, municipalities and political subdivisions	59.2	182.8	34.3	3.9	0.9	—	281.1
U.S. corporate securities	796.9	2,031.7	15,424.1	17,435.3	1,510.5	280.1	37,478.6
Foreign securities(1)	93.1	1,331.6	3,781.7	10,446.0	659.2	44.9	16,356.5
Residential mortgage-backed securities	5,801.9	35.5	45.9	144.7	98.2	997.5	7,123.7
Commercial mortgage-backed securities	1,552.3	727.5	426.9	476.0	350.8	218.6	3,752.1
Other asset-backed securities	1,232.9	30.1	77.9	55.6	56.5	473.7	1,926.7
Total fixed maturities	$15,330.7	$4,342.1	$19,793.6	$28,561.5	$2,676.1	$2,014.8	$72,718.8
% of Fair Value	21.0%	6.0%	27.2%	39.3%	3.7%	2.8%	100.0%
(1)Primarily U.S. dollar denominated.
Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $532.6 million from $1,136.5 million to $603.9 million for the year ended March 31, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates. Gross unrealized losses on fixed maturities, including securities pledged, increased $843.8 million from $292.7 million to $1,136.5 million for the year ended December 31, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates.

As of March 31, 2014, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $10.1 million, or 1.7% of the total unrealized losses. As of December 31, 2013 we held two fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $22.0 million, or 1.9% of the total unrealized losses. See “Item 1. Note 2. Investments (excluding Consolidated Investment Entities)” of this Form 10-Q for further information on unrealized capital losses.

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

To protect against the potential for credit loss associated with financially troubled borrowers, investments in our CMO-B portfolio are primarily in CMO securities backed by one of the government sponsored entities: the Federal National Mortgage Association

(“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or Government National Mortgage Association ("Ginnie Mae").

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC rating as of the dates indicated:

($ in millions)	March 31, 2014			December 31, 2013
NAIC Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,703.7	$3,240.2	93.2%	$2,609.1	$3,138.1	93.0%
2	3.3	3.7	0.1%	6.8	10.6	0.3%
3	3.7	7.0	0.2%	2.9	6.1	0.2%
4	10.9	20.7	0.6%	11.1	20.1	0.6%
5	34.5	49.3	1.4%	35.9	50.7	1.5%
6	91.7	155.0	4.5%	88.9	150.2	4.4%
	$2,847.8	$3,475.9	100.0%	$2,754.7	$3,375.8	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2014			December 31, 2013
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$26,771.7	$467.1	$521.4	$26,358.1	$526.1	$568.2

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2014			December 31, 2013
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$788.0	$1,122.2	32.4%	$840.1	$1,172.7	34.8%
Interest Only (IO)	326.9	365.6	10.5%	312.5	349.2	10.3%
Inverse IO	1,285.9	1,534.2	44.1%	1,149.5	1,398.2	41.4%
Principal Only (PO)	397.3	402.1	11.6%	401.6	403.1	11.9%
Floater	42.1	43.2	1.2%	45.2	45.9	1.4%
Other	7.6	8.6	0.2%	5.8	6.7	0.2%
Total	$2,847.8	$3,475.9	100.0%	$2,754.7	$3,375.8	100.0%

Generally, a continued increase in valuations, as well as muted prepayments despite low interest rates, led to a very strong performance for our CMO-B portfolio in recent years. Based on fundamental prepayment analysis, we have been able to increase the allocation to notional securities in a manner that was diversified by borrower and mortgage characteristics without unduly increasing portfolio risk because the underlying drivers of prepayment behavior across collateral type are varied.

During the first quarter of 2014, the valuations of our CMO-B portfolio generally increased due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Net investment income (loss)	$191.2	$210.6
Net realized capital gains (losses)(1)	(53.1)	(154.3)
Total income (pre-tax)	$138.1	$56.3
(1)Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity, including net coupon settlement on interest rate swaps, is included in Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected as net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating income before income taxes rather than non-operating income. Also included in Net realized capital gains (losses) is the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating income) to operating income.

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2014	2013
Operating earnings before income taxes	$74.2	$90.0
Realized gains/losses including OTTI	(1.4)	(0.5)
Fair value adjustments	65.3	(33.2)
Non-operating income	$63.9	$(33.7)
Income before income taxes	$138.1	$56.3

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the US economy and, more specifically, the housing market. The first quarter of 2014 has been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $623.1 million, $603.7 million and $29.2 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $623.4 million, $614.7 million and $35.5 million, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	76.0%	AAA	0.2%	2007	28.7%
	2	15.4%	AA	0.9%	2006	25.4%
	3	5.0%	A	5.1%	2005 and prior	45.9%
	4	2.6%	BBB	7.0%		100.0%
	5	0.7%	BB and below	86.8%
	6	0.3%		100.0%
		100.0%
December 31, 2013
	1	76.2%	AAA	0.3%	2007	29.2%
	2	16.0%	AA	1.2%	2006	24.0%
	3	4.3%	A	5.4%	2005 and prior	46.8%
	4	2.4%	BBB	7.2%		100.0%
	5	0.8%	BB and below	85.9%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of March 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $353.3 million, $297.7 million and $6.2 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $353.5 million, $307.4 million and $10.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following tables present our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	79.2%	AAA	0.1%	2007	22.1%
	2	8.6%	AA	—	2006	26.5%
	3	6.7%	A	1.3%	2005 and prior	51.4%
	4	4.7%	BBB	3.9%		100.0%
	5	—	BB and below	94.7%
	6	0.8%		100.0%
		100.0%
December 31, 2013
	1	77.4%	AAA	0.1%	2007	21.9%
	2	10.8%	AA	—	2006	26.5%
	3	6.7%	A	1.5%	2005 and prior	51.6%
	4	4.3%	BBB	3.9%		100.0%
	5	—	BB and below	94.5%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the first quarter of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes since the credit crisis. First quarter 2014 volume, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

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

The following tables present our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.6%	AAA	44.2%	2014	1.4%
	2	—%	AA	16.8%	2013	9.0%
	3	0.2%	A	11.2%	2012	0.2%
	4	0.2%	BBB	13.5%	2011	—
	5	—%	BB and below	14.3%	2010	0.2%
	6	—%		100.0%	2009	—
		100.0%			2008 and prior	89.2%
						100.0%

December 31, 2013
	1	99.5%	AAA	41.4%	2013	5.3%
	2	—	AA	19.4%	2012	0.2%
	3	0.3%	A	11.4%	2011	—
	4	0.2%	BBB	12.7%	2010	—
	5	—	BB and below	15.1%	2009	—
	6	—		100.0%	2008	0.3%
		100.0%			2007 and prior	94.2%
						100.0%

As of March 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.2 billion, $1.2 billion and $2.7 million, respectively. As of December 31, 2013 the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.3 billion, $1.3 billion and $3.0 million, respectively.

As of March 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 46.7%, 2.1% and 31.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 42.5%, 3.2% and 34.1%, respectively, of total Other ABS, excluding subprime exposure.

The following tables summarize our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Designation		ARO Ratings		Vintage
March 31, 2014
	1	99.0%	AAA	94.7%	2014	3.8%
	2	0.8%	AA	0.6%	2013	12.3%
	3	0.1%	A	3.7%	2012	16.7%
	4	—	BBB	0.8%	2011	7.5%
	5	—	BB and below	0.2%	2010	3.4%
	6	0.1%		100.0%	2009	2.5%
		100.0%			2008 and prior	53.8%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.8%	2013	13.8%
	2	0.9%	AA	1.7%	2012	17.7%
	3	—	A	3.4%	2011	8.9%
	4	—	BBB	0.9%	2010	3.9%
	5	—	BB and below	0.2%	2009	2.3%
	6	0.2%		100.0%	2008	6.4%
		100.0%			2007 and prior	47.0%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See “Item 1. Note 2. Investments (excluding Consolidated Investment Entities)” of this Form 10-Q for further information on troubled debt restructuring.

Mortgage Loans on Real Estate

We rate all commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

As of March 31, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.2%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.0%. See “Item 1. Note 2. Investments (excluding Consolidated Investment Entities)” of this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2014
Loan to Value Ratios:
0% - 50%	$1,218.1	$133.9	$184.9	$67.4	$—	$1,604.3	17.4%
50% - 60%	1,725.7	336.5	260.0	162.4	—	2,484.6	26.8%
60% - 70%	3,301.0	851.8	406.1	149.7	0.2	4,708.8	50.8%
70% - 80%	88.3	193.1	114.2	49.5	—	445.1	4.8%
80% and above	—	—	8.0	10.7	—	18.7	0.2%
Total	$6,333.1	$1,515.3	$973.2	$439.7	$0.2	$9,261.5	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	1.25x - 1.5x	1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan to Value Ratios:
0% - 50%	$1,371.2	$136.0	$187.3	$88.1	$—	$1,782.6	19.1%
50% - 60%	1,617.7	343.0	265.5	163.8	—	2,390.0	25.7%
60% - 70%	3,267.5	845.6	401.3	153.7	0.2	4,668.3	50.1%
70% - 80%	90.1	196.3	118.4	51.0	—	455.8	4.9%
80% and above	—	—	8.1	11.2	—	19.3	0.2%
Total	$6,346.5	$1,520.9	$980.6	$467.8	$0.2	$9,316.0	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See “Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies," of our Annual Report on Form 10-K for the year ended December 31, 2013 for the policy used to evaluate whether the investments are other-than-temporarily impaired.

As of March 31, 2014, we recorded $3.1 million of credit related OTTI of which the primary contributor being $1.5 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See “Item 1. Note 2. Investments (excluding Consolidated Investment Entities)” of this Form 10-Q for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See “Item 8. Note 1. Business, Basis of Presentation and Significant Accounting Policies," of the Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

Refer to Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further information.

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

 As of March 31, 2014, we had $849.6 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $313.9 million, Italy of $277.1 million, Portugal of $10.4 million, and Spain of $248.2 million. We did not have any exposure to Greece. As of March 31, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $7,993.4 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2014 our sovereign exposure was $259.2 million, which consisted of fixed maturities. We also had $921.6 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $161.2 million and the United Kingdom of $318.0 million. The balance of $6,812.6 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the Netherlands of $1,266.3 million and the United Kingdom of $3,175.8 million, we had significant non-peripheral European total country exposures in Belgium of $380.4 million, France of $601.8 million, Germany of $739.2 million and Switzerland of $782.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of March 31, 2014:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at March 31(1)
Ireland	$—	$—	$312.7	$312.7	$294.5	$—	$—	$—	$1.2	$—	$1.2	$313.9
Italy	—	—	277.1	277.1	253.6	—	—	—	—	—	—	277.1
Portugal	—	—	10.4	10.4	7.8	—	—	—	—	—	—	10.4
Spain	—	—	248.2	248.2	230.3	—	—	—	—	—	—	248.2
Total Peripheral Europe	$—	$—	$848.4	$848.4	$786.2	$—	$—	$—	$1.2	$—	$1.2	$849.6

Austria	$—	$—	$15.7	$15.7	$15.0	$—	$—	$—	$—	$—	$—	$15.7
Belgium	37.0	—	343.4	380.4	327.6	—	—	—	—	—	—	380.4
Bulgaria	5.7	—	—	5.7	5.6	—	—	—	—	—	—	5.7
Croatia	28.0	—	—	28.0	25.6	—	—	—	—	—	—	28.0
Czech Republic	—	—	10.1	10.1	10.1	—	—	—	—	—	—	10.1
Denmark	—	10.5	123.1	133.6	123.7	—	—	—	—	—	—	133.6
Finland	—	—	18.7	18.7	17.0	—	—	—	—	—	—	18.7
France	—	133.9	465.3	599.2	562.3	—	—	50.7	—	48.1	2.6	601.8
Germany	—	52.3	686.9	739.2	698.1	—	—	—	—	—	—	739.2
Hungary	6.1	—	—	6.1	5.9	—	—	—	—	—	—	6.1
Kazakhstan	42.7	1.3	20.4	64.4	60.6	—	—	—	—	—	—	64.4
Latvia	4.9	—	—	4.9	4.6	—	—	—	—	—	—	4.9
Lithuania	33.6	—	—	33.6	30.5	—	—	—	—	—	—	33.6
Luxembourg	—	—	24.6	24.6	23.4	—	—	—	—	—	—	24.6
Netherlands	—	182.2	1,084.1	1,266.3	1,171.8	—	—	—	—	—	—	1,266.3
Norway	—	0.7	284.2	284.9	278.9	—	—	—	—	—	—	284.9
Russian Federation	73.7	5.0	91.5	170.2	165.1	—	—	—	—	—	—	170.2
Slovakia	5.3	—	—	5.3	5.0	—	—	—	—	—	—	5.3
Sweden	—	53.9	124.1	178.0	165.0	—	—	—	—	—	—	178.0
Switzerland	—	150.6	619.6	770.2	714.4	—	—	10.9	1.2	0.3	11.8	782.0
Turkey	22.2	—	41.9	64.1	65.4	—	—	—	—	—	—	64.1
United Kingdom	—	318.0	2,857.8	3,175.8	2,988.0	—	—	27.2	—	27.2	—	3,175.8
Total Non-Peripheral Europe	259.2	908.4	6,811.4	7,979.0	7,463.6	—	—	88.8	1.2	75.6	14.4	7,993.4
Total Europe	$259.2	$908.4	$7,659.8	$8,827.4	$8,249.8	$—	$—	$88.8	$2.4	$75.6	$15.6	$8,843.0
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

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $656.2 million and $654.0 million as of March 31, 2014 and December 31, 2013, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

Investments held by consolidated private equity funds and single strategy hedge funds are reported in our Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income related to Consolidated Investment Entities in our Condensed Consolidated Financial Statements.

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Fair Value Measurement section of Business, Basis of Presentation and Significant Accounting Policies Note included in the Consolidated Financial Statements in our Annual Report on Form 10-K.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See “Item 1.Note 13. Consolidated Investment Entities” of this Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac or a similar government sponsored entity. Investments that we hold in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. We are not obligated to provide any financial or other support to these entities. The RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. These investments are accounted for as investments available-for-sale as described in “Item 1. Note 4. Fair Value Measurements (excluding Consolidated Investment Entities)” of this Form 10-Q, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO, whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See “Item 1. Note 2. Investments (excluding Consolidated Investment Entities)” of this Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Legislative and Regulatory Developments
State insurance regulators, the National Association of Insurance Commissioners (“NAIC”) and other regulatory agencies are investigating the life insurance industry’s use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Department of Insurance, Division of Insurance Company Regulation (the “Missouri Division”) notified us that it is performing a review of special purpose life reinsurance captive insurance company transactions that have occurred in Missouri’s captive program and, as part of that review, the Missouri Division has requested information from us regarding our captive reinsurance subsidiaries. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report, the Missouri Division review or current or future NAIC captives proposals, or what impact such changes will have on our financial condition and results of operation. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to certain of our policies. If state insurance regulators determine to restrict our use of captive reinsurers, either retroactively or prospectively, it could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates" included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

145

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio, see "Investments-CMO-B Portfolio."

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2014. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$74,803.1	$(4,947.0)	$5,309.3
Commercial mortgage and other loans	—	9,336.9	(424.1)	432.2
Derivatives:
Interest rate swaps, caps, forwards	61,908.6	(102.0)	(395.3)	604.4
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	54,566.8	(3,230.8)	3,947.8
Funding agreements with fixed maturities and GICs	—	2,310.5	(92.4)	95.1
Supplementary contracts and immediate annuities	—	3,799.7	(202.2)	226.0
Long-term debt	—	3,824.9	(264.2)	297.7
Embedded derivatives on reinsurance	—	95.9	(69.1)	72.3
Guaranteed benefit derivatives(3):
FIA	—	1,808.0	(102.3)	108.1
GMAB / GMWB / GMWBL	—	1,143.3	(612.1)	811.1
Stabilizer and MCGs	—	18.0	(18.0)	76.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.
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

The following table summarizes detail on the differences between the interest rate being credited to contractholders as of March 31, 2014, and the respective GMIRs:

	Account Value (1)
($ in millions)	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,661.0	$521.4	$803.6	$741.7	$252.5	$177.0	$4,157.2
1.01% - 2.00%	1,631.7	777.0	537.7	329.3	134.7	814.3	4,224.7
2.01% - 3.00%	18,803.9	873.7	490.0	337.8	123.4	99.9	20,728.7
3.01% - 4.00%	11,971.8	1,110.7	810.2	2.3	0.6	—	13,895.6
4.01% and Above	3,037.9	119.3	0.4	0.7	—	1.4	3,159.7
Renewable beyond 12 months (MYGA) (2)	2,273.7	—	—	—	—	—	2,273.7
Total discretionary rate setting products	$39,380.0	$3,402.1	$2,641.9	$1,411.8	$511.2	$1,092.6	$48,439.6

Percentage of Total	81.2%	7.0%	5.5%	2.9%	1.1%	2.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2015 on which we are required to credit interest above the contractual GMIR for at least the next year.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $75.1 billion and $73.0 billion as of March 31, 2014 and December 31, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2014. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$276.6	$19.1	$(19.1)
Limited liability partnerships/corporations	—	218.9	13.1	(13.1)
Derivatives:
Equity futures and total return swaps(2)	8,810.0	(69.2)	(742.4)	742.4
Equity options	8,602.7	184.2	(18.4)	4.9
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,808.0	103.5	(184.6)
GMAB / GMWB/ GMWBL	—	1,143.3	(191.6)	276.5
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

The NAR for Guaranteed Minimum Income Benefits ("GMIB") and Guaranteed Minimum Withdrawal Benefits for Life ("GMWBL") is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates to long-term best estimates over fifteen years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of U.S. GAAP reserves.

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

Because policyholders have various contractual rights and significant incentives to defer their annuitization election, the period over which annuitization election will take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contract holder surrenders access to the account value and the account value is transferred to the Company's general account where it is invested and the additional investment proceeds are used towards payment of the guaranteed benefit payment.

Similarly, most of our GMWBL contracts are still in the first four to six policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers' financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience gains or losses and a significant decrease or increase to reserve and capital requirements.

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of March 31, 2014.

	As of March 31, 2014
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$43,977	$5,696	$5,090	41%		26%
Living Benefit
GMIB	$15,594	$1,964	$1,964	67%		16%
GMWBL	16,373	656	656	30%		13%
GMAB/GMWB	893	20	20	12%		19%
Living Benefit Total	$32,860	$2,640	$2,640	50%	(4)	15%	(5)
(1) Account value excludes $1.1 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of March 31, 2013 was 65%.
(5) Total Living Benefit % NAR In-the-Money as of March 31, 2013 was 18%.

As of the date indicated above, compared to $2.6 billion of NAR, we held gross statutory reserves before reinsurance of $2.7 billion for living benefit guarantees; of this amount, $2.6 billion was ceded to SLDI, fully supported by assets in trust. There was no LOC requirement to support the reserve. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.2 billion as of March 31, 2014.

For a discussion of our U.S. GAAP reserves calculation methodology, see "Note 1. Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Accounts" included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on March 31, 2014 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	March 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,800)	$(2,200)	$(600)	$650	$1,400	$2,000	$(800)	$550
Hedge gain/(loss) immediate impact	2,750	1,500	400	(500)	(1,200)	(1,750)	550	(500)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	350	(350)
Increase/(decrease) in LOCs	1,050	700	250	—	—	—	—	250
Net impact	$—	$—	$50	$150	$200	$250	$100	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2014 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

Results of an actual shock to equity markets or interest rates will differ from the above illustration for reasons such as variance in market volatility versus what is assumed, 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed book of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

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

For ING USA Annuity and Life Insurance Company ("ING USA"), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in a loss of approximately $100 million for the three months ended March 31, 2014 which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $200 million for the three months ended March 31, 2014. Changes in statutory reserves due to equity and equity hedges for ING USA include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by ING USA. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on March 31, 2014 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of March 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$850	$450	$100	$(250)	$(600)	$(800)	$(300)	$150

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following March 31, 2014 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues, which will not be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

Actual results will differ from the estimates above for reasons such as variance in market volatility versus what is assumed, 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), changes in non-performance spreads, equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed block of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

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

We hedge FIA equity exposure by purchasing exchange traded equity index futures contracts. We also hedge FIA equity exposure by purchasing over-the-counter ("OTC") equity index call options from broker-dealer derivative counterparties who generally have a minimum credit rating of A3 from Moody's and A- from S&P.

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

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A.     Risk Factors

The following should be read in conjunction with and supplements and amends the risk factors that may affect our business or operations described under "Risk Factors" in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

State insurance regulators, the NAIC and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use our Missouri captive reinsurance subsidiaries primarily to reinsure term life insurance (“XXX”), universal life insurance with secondary guarantees (“AXXX”), and stable value annuity business. We also use our Arizona captive primarily to reinsure life insurance and annuity business from our insurance subsidiaries. In October 2011, the NAIC established a subgroup to study insurers’ use of captive reinsurance companies and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. In March 2014, the Missouri Division notified Voya Financial, Inc. that it is performing a review of special purpose life reinsurance captives insurance company transactions that have occurred in Missouri’s captive program and, as part of that review, the Missouri Division has requested information from Voya Financial, Inc. regarding our captive reinsurance subsidiaries. The NAIC is currently considering several captive proposals. The Principle-Based Reserving Implementation Task Force of the NAIC is considering the February 17, 2014 report of Rector and Associates which proposes a new regulatory framework for captives assuming XXX and AXXX business that are created on or after July 1, 2014 or that were created prior to July 1, 2014 but reinsure direct business written on or after January 1, 2015. The Financial Regulation Standards and Accreditation Committee of the NAIC is considering a proposal to require states to apply NAIC accreditation standards applicable to traditional insurers to captives that enter into reinsurance agreements on or after July 1, 2014 or with respect to reinsurance agreements entered into prior to July 1, 2014 on direct business written on or after January 1, 2015. We cannot predict what actions and regulatory changes will result from the NAIC study, the NYDFS report, the FIO report, the Missouri Division review or current or future NAIC captives proposals, or what impact such actions and changes will have on our financial condition and results of operation. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, could have a material adverse effect on our financial condition or results of operations.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. See “Item 1. Note 11. Commitments and Contingencies” of this Form 10-Q for a description of certain regulatory inquiries affecting the Company. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes the Company's repurchases of its common stock for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
March 1, 2014 through March 31, 2014	7,505,853	$34.49	7,505,853	$41.1
Total	7,505,853	$34.49	7,505,853	$41.1

(1)
On March 13, 2014, Voya Financial, Inc.’s (“the Company”) Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $300.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers. The Share Repurchase Program does not have an expiration date and does not obligate the Company to purchase any shares. The authorization for the Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended March 31, 2014, the Company increased its treasury stock by 306,408 shares in connection with such withholding activities.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended March 31, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc., and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries.

Other than the transactions described below, at no time during the quarter ended March 31, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended March 31, 2014, ING Bank had gross revenues of approximately $3.4 million related to these activities, which was principally related to legacy loan repayment. ING Bank estimates that it had net profit of approximately $62.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on pages 159 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2014	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit

3.1	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on April 7, 2014)
10.01
Amended and Restated Revolving Credit Agreement dated as of February 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on February 21, 2014)

10.02
Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

10.03
Share Repurchase Agreement, dated as of March 18, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.96 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-194469) filed on March 18, 2014)

12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

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

