Form 10-Q
period 2014-06-30
Voya Financial, Inc.
filed 2014-08-07
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2014, 254,643,253 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2014

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-35897).
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,900.3 as of 2014 and $65,033.8 as of 2013)	$70,924.3	$68,317.8
Fixed maturities, at fair value using the fair value option	3,538.7	2,935.3
Equity securities, available-for-sale, at fair value (cost of $242.0 as of 2014 and $267.4 as of 2013)	273.5	314.4
Short-term investments	775.9	1,048.1
Mortgage loans on real estate, net of valuation allowance of $3.3 as of 2014 and $3.8 as of 2013	9,491.4	9,312.2
Policy loans	2,113.7	2,147.0
Limited partnerships/corporations	343.9	236.4
Derivatives	1,094.6	1,149.3
Other investments	120.2	124.6
Securities pledged (amortized cost of $1,072.3 as of 2014 and $1,457.9 as of 2013)	1,145.1	1,465.7
Total investments	89,821.3	87,050.8
Cash and cash equivalents	3,142.0	2,840.8
Short-term investments under securities loan agreements, including collateral delivered	603.2	552.9
Accrued investment income	906.5	897.1
Reinsurance recoverable	6,637.1	6,702.2
Deferred policy acquisition costs and Value of business acquired	4,511.2	5,351.6
Sales inducements to contract holders	241.5	279.0
Current income taxes	5.1	—
Deferred income taxes	—	162.1
Goodwill and other intangible assets	303.2	323.7
Other assets	1,138.1	1,036.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	3,591.9	3,218.6
Cash and cash equivalents	645.6	710.7
Corporate loans, at fair value using the fair value option	5,764.9	4,965.3
Other assets	118.2	104.8
Assets held in separate accounts	110,648.2	106,827.1
Total assets	$228,078.0	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	June 30, 2014	December 31, 2013
Liabilities and Shareholders' Equity:
Future policy benefits	$14,675.5	$14,098.4
Contract owner account balances	69,749.0	69,908.3
Payables under securities loan agreements, including collateral held	904.9	769.4
Long-term debt	3,515.2	3,514.7
Funds held under reinsurance agreements	1,167.6	1,181.5
Derivatives	918.2	1,351.8
Pension and other post-employment provisions	464.7	474.9
Current income taxes	—	44.1
Deferred income taxes	582.2	—
Other liabilities	1,252.3	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	5,955.6	5,161.6
Other liabilities	981.3	903.3
Liabilities related to separate accounts	110,648.2	106,827.1
Total liabilities	210,814.7	205,509.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 263,512,276 and 261,754,931 shares issued as of 2014 and 2013, respectively; 254,637,825 and 261,675,811 shares outstanding as of 2014 and 2013, respectively)	2.6	2.6
Treasury stock (at cost; 8,874,451 and 79,120 shares as of 2014 and 2013, respectively)	(304.2)	—
Additional paid-in capital	23,599.9	23,563.7
Accumulated other comprehensive income (loss)	3,152.7	1,849.1
Retained earnings (deficit):
Appropriated-consolidated investment entities	24.3	18.4
Unappropriated	(11,657.2)	(12,161.6)
Total Voya Financial, Inc. shareholders' equity	14,818.1	13,272.2
Noncontrolling interest	2,445.2	2,241.8
Total shareholders' equity	17,263.3	15,514.0
Total liabilities and shareholders' equity	$228,078.0	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$1,120.9	$1,112.2	$2,266.5	$2,310.9
Fee income	897.3	909.7	1,829.1	1,801.6
Premiums	629.4	474.8	1,230.3	946.7
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.6)	(9.7)	(5.9)	(21.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(2.5)	(0.1)	(3.1)
Net other-than-temporary impairments recognized in earnings	(2.5)	(7.2)	(5.8)	(18.2)
Other net realized capital gains (losses)	(364.0)	(558.7)	(551.3)	(1,422.5)
Total net realized capital gains (losses)	(366.5)	(565.9)	(557.1)	(1,440.7)
Other revenue	110.3	106.1	215.8	201.7
Income (loss) related to consolidated investment entities:
Net investment income	300.5	166.8	382.0	211.0
Changes in fair value related to collateralized loan obligations	6.2	(63.1)	2.4	(72.0)
Total revenues	2,698.1	2,140.6	5,369.0	3,959.2
Benefits and expenses:
Policyholder benefits	811.2	711.0	1,676.2	1,251.5
Interest credited to contract owner account balances	494.0	518.9	987.1	1,039.8
Operating expenses	758.3	770.2	1,547.8	1,529.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	115.7	124.5	241.8	255.0
Interest expense	47.5	43.8	95.1	88.2
Operating expenses related to consolidated investment entities:
Interest expense	49.5	43.4	95.7	80.2
Other expense	2.9	4.0	4.0	4.7
Total benefits and expenses	2,279.1	2,215.8	4,647.7	4,248.7
Income (loss) before income taxes	419.0	(75.2)	721.3	(289.5)
Income tax expense (benefit)	6.1	10.1	36.8	21.3
Net income (loss)	412.9	(85.3)	684.5	(310.8)
Less: Net income (loss) attributable to noncontrolling interest	166.6	(3.1)	180.1	(16.6)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$246.3	$(82.2)	$504.4	$(294.2)
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.97	$(0.33)	$1.96	$(1.22)
Diluted	$0.96	$(0.33)	$1.94	$(1.22)
Cash dividends declared per share of common stock	$0.01	$—	$0.02	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$412.9	$(85.3)	$684.5	$(310.8)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	879.1	(2,110.3)	1,989.2	(2,510.2)
Other-than-temporary impairments	8.7	20.4	24.3	31.3
Pension and other postretirement benefits liability	(3.5)	(3.4)	(6.9)	(6.9)
Other comprehensive income (loss), before tax	884.3	(2,093.3)	2,006.6	(2,485.8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	309.1	(728.3)	703.0	(862.9)
Other comprehensive income (loss), after tax	575.2	(1,365.0)	1,303.6	(1,622.9)
Comprehensive income (loss)	988.1	(1,450.3)	1,988.1	(1,933.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	166.6	(3.1)	180.1	(16.6)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$821.5	$(1,447.2)	$1,808.0	$(1,917.1)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2014 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2014	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,161.6)	$13,272.2	$2,241.8	$15,514.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	504.4	504.4	180.1	684.5
Other comprehensive income (loss), after tax	—	—	—	1,303.6	—	—	1,303.6	—	1,303.6
Total comprehensive income (loss)							1,808.0	180.1	1,988.1
Reclassification of noncontrolling interest	—	—	—	—	5.9	—	5.9	(5.9)	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(289.4)	—	—	—	—	(289.4)	—	(289.4)
Dividends on common stock	—	—	(5.2)	—	—	—	(5.2)	—	(5.2)
Share-based compensation	—	(14.8)	41.4	—	—	—	26.6	—	26.6
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	—	29.2	29.2
Balance at June 30, 2014	$2.6	$(304.2)	$23,599.9	$3,152.7	$24.3	$(11,657.2)	$14,818.1	$2,445.2	$17,263.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2013 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	$—	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(294.2)	(294.2)	(16.6)	(310.8)
Other comprehensive income (loss), after tax	—	—	—	(1,622.9)	—	—	(1,622.9)	—	(1,622.9)
Total comprehensive income (loss)							(1,917.1)	(16.6)	(1,933.7)
Reclassification of noncontrolling interest	—	—	—	—	(67.6)	—	(67.6)	67.6	—
Common stock issuance	0.3	—	571.7	—	—	—	572.0	—	572.0
Common stock acquired - Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	9.4	—	—	—	9.4	—	9.4
Contribution from (Distribution to) noncontrolling interest, net	—	—	—	—	—	—	—	(61.8)	(61.8)
Balance at June 30, 2013	$2.6	$—	$23,498.7	$2,087.8	$(61.2)	$(13,056.3)	$12,471.6	$2,175.5	$14,647.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$1,817.4	$1,289.9
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,095.4	7,714.4
Equity securities, available-for-sale	59.1	32.0
Mortgage loans on real estate	639.7	790.4
Limited partnerships/corporations	52.0	54.0
Acquisition of:
Fixed maturities	(6,052.3)	(10,478.1)
Equity securities, available-for-sale	(13.5)	(10.9)
Mortgage loans on real estate	(818.6)	(1,033.8)
Limited partnerships/corporations	(170.9)	(8.7)
Short-term investments, net	272.2	3,586.4
Policy loans, net	33.3	55.4
Derivatives, net	(549.0)	(1,293.4)
Other investments, net	24.7	11.5
Sales from consolidated investment entities	1,790.0	1,508.9
Purchases within consolidated investment entities	(2,892.0)	(2,027.2)
Collateral received (delivered), net	85.2	(787.0)
Purchases of fixed assets, net	(18.9)	(15.1)
Net cash used in investing activities	(1,463.6)	(1,901.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,798.5	5,917.2
Maturities and withdrawals from investment contracts	(4,505.2)	(6,226.0)
Proceeds from issuance of debt with maturities of more than three months	—	1,748.9
Repayment of debt with maturities of more than three months	—	(2,408.7)
Short-term debt, net	—	(171.6)
Debt issuance costs	(16.8)	(19.6)
Borrowings of consolidated investment entities	191.0	27.7
Repayments of borrowings of consolidated investment entities	(38.7)	(7.8)
Contributions from (distributions to) participants in consolidated investment entities	828.0	942.2
Proceeds from issuance of common stock, net	—	572.0
Common stock acquired - Share repurchase	(289.4)	—
Share-based compensation	(14.8)	—
Dividends paid	(5.2)	—
Net cash (used in) provided by financing activities	(52.6)	374.3
Net increase (decrease) in cash and cash equivalents	301.2	(237.0)
Cash and cash equivalents, beginning of period	2,840.8	1,786.8
Cash and cash equivalents, end of period	$3,142.0	$1,549.8
Supplemental cash flow information:
Income taxes paid (received), net	$44.7	$(2.4)
Interest paid	88.9	64.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts and funding agreements. The Company provides its principal products and services in three ongoing businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

In 2009, ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange, announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of ING U.S., Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of ING U.S., Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). Also on March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "Direct Share Repurchase") (the offering and the Direct Share Repurchase collectively, the "Transactions"). Upon completion of the Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

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

The accompanying Condensed Consolidated Financial Statements reflect all adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014, its results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and its changes in shareholders' equity and statements of cash flows for the six months ended June 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC, which included all disclosures required by U.S.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

GAAP. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

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

The provisions of ASU 2013-04 were adopted by the Company on January 1, 2014. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liable arrangements as of January 1, 2014.

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB issued ASU 2011-06, "Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Health Insurers" ("ASU 2011-06"), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the "Acts"). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Future Adoption of Accounting Pronouncements

Share-based Payments
In June 2014, the FASB issued ASU 2014-12, "Compensation-Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.

The provisions of ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively. The Company does not expect ASU 2014-12 to have an impact on its financial condition or results of operations, as the guidance is consistent with that previously applied.
Repurchase Agreements
In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing (ASC Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 are effective for the first interim or annual period beginning after December 15, 2014, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company does not expect ASU 2014-11 to have an impact on its financial condition or results of operations, as the Company has not historically met the requirements for sale accounting treatment for such secured borrowing arrangements. The Company is currently in the process of determining the impact of adoption of the disclosure provisions of ASU 2014-11.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. The standard also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The provisions of ASU 2014-09 are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.
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
(Dollar amounts in million, unless otherwise stated)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$4,364.8	$416.6	$11.3	$—	$4,770.1	$—
U.S. Government agencies and authorities	416.5	44.8	—	—	461.3	—
State, municipalities and political subdivisions	344.7	22.6	0.3	—	367.0	—
U.S. corporate securities	36,952.2	3,451.2	174.1	—	40,229.3	11.8

Foreign securities(1):
Government	883.9	55.0	11.0	—	927.9	—
Other	14,876.8	1,247.7	35.5	—	16,089.0	—
Total foreign securities	15,760.7	1,302.7	46.5	—	17,016.9	—

Residential mortgage-backed securities:
Agency	5,063.3	449.4	23.2	72.7	5,562.2	0.3
Non-Agency	1,092.0	176.8	9.6	46.6	1,305.8	84.7
Total Residential mortgage-backed securities	6,155.3	626.2	32.8	119.3	6,868.0	85.0
Commercial mortgage-backed securities	3,596.2	315.2	0.3	—	3,911.1	—
Other asset-backed securities	1,920.9	87.2	23.7	—	1,984.4	4.9

Total fixed maturities, including securities pledged	69,511.3	6,266.5	289.0	119.3	75,608.1	101.7
Less: Securities pledged	1,072.3	80.3	7.5	—	1,145.1	—
Total fixed maturities	68,439.0	6,186.2	281.5	119.3	74,463.0	101.7

Equity securities:
Common stock	191.5	0.5	0.1	—	191.9	—
Preferred stock	50.5	31.1	—	—	81.6	—
Total equity securities	242.0	31.6	0.1	—	273.5	—

Total fixed maturities and equity securities investments	$68,681.0	$6,217.8	$281.6	$119.3	$74,736.5	$101.7
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than-Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income (loss)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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
(3) Represents OTTI reported as a component of Other comprehensive income (loss).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,194.3	$2,244.1
After one year through five years	13,260.8	14,196.3
After five years through ten years	20,848.5	21,912.8
After ten years	21,535.3	24,491.4
Mortgage-backed securities	9,751.5	10,779.1
Other asset-backed securities	1,920.9	1,984.4
Fixed maturities, including securities pledged	$69,511.3	$75,608.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2014
Communications	$4,009.4	$503.4	$11.5	$4,501.3
Financial	7,205.7	753.8	11.3	7,948.2
Industrial and other companies	29,995.9	2,346.1	151.5	32,190.5
Utilities	9,212.7	954.6	29.4	10,137.9
Transportation	1,405.3	141.0	5.9	1,540.4
Total	$51,829.0	$4,698.9	$209.6	$56,318.3

December 31, 2013
Communications	$4,016.2	$293.0	$73.4	$4,235.8
Financial	6,640.7	566.6	72.6	7,134.7
Industrial and other companies	29,303.1	1,524.5	564.5	30,263.1
Utilities	9,200.6	570.0	142.2	9,628.4
Transportation	1,467.1	84.6	30.0	1,521.7
Total	$50,627.7	$3,038.7	$882.7	$52,783.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in Deferred policy acquisition costs ("DAC"), Value of business acquired ("VOBA") and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2014 and December 31, 2013, approximately 41.9% and 38.3%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of June 30, 2014 and December 31, 2013, the fair value of loaned securities was $393.8 and $435.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $409.6 and $451.0, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, liabilities to return collateral of $409.6 and $451.0, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$117.1	$0.2		$0.2	$—	*	$493.1	$11.1	$610.4	$11.3
U.S. Government agencies and authorities	7.1	—	*	—	—		—	—	7.1	—	*
U.S. corporate, state and municipalities	598.6	3.8		166.0	10.0		4,658.9	160.6	5,423.5	174.4
Foreign	173.1	0.5		46.4	0.8		1,408.9	45.2	1,628.4	46.5
Residential mortgage-backed	159.8	1.2		179.0	1.8		921.2	29.8	1,260.0	32.8
Commercial mortgage-backed	41.1	0.3		—	—		—	—	41.1	0.3
Other asset-backed	69.8	0.1		14.6	0.1		292.6	23.5	377.0	23.7
Total	$1,166.6	$6.1		$406.2	$12.7		$7,774.7	$270.2	$9,347.5	$289.0
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.6% and 89.4% of the average book value as of June 30, 2014 and December 31, 2013, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2014
Six months or less below amortized cost	$1,341.5	$1.9	$23.3	$0.5	172	5
More than six months and twelve months or less below amortized cost	513.2	3.2	18.4	1.6	73	1
More than twelve months below amortized cost	7,759.1	17.6	240.4	4.8	670	9
Total	$9,613.8	$22.7	$282.1	$6.9	915	15

December 31, 2013
Six months or less below amortized cost	$7,883.3	$80.5	$166.0	$18.6	570	20
More than six months and twelve months or less below amortized cost	12,339.7	67.6	776.8	16.7	798	8
More than twelve months below amortized cost	1,579.2	55.8	144.5	13.9	302	22
Total	$21,802.2	$203.9	$1,087.3	$49.2	1,670	50

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
June 30, 2014
U.S. Treasuries	$621.7	$—		$11.3		$—		12	—
U.S. Government agencies and authorities	7.1	—		—	*	—		1	—
U.S. corporate, state and municipalities	5,597.9	—	*	174.4		—	*	346	1
Foreign	1,674.9	—		46.5		—		124	—
Residential mortgage-backed	1,286.4	6.4		29.6		3.2		348	8
Commercial mortgage-backed	41.4	—		0.3		—		5	—
Other asset-backed	384.4	16.3		20.0		3.7		79	6
Total	$9,613.8	$22.7		$282.1		$6.9		915	15

December 31, 2013
U.S. Treasuries	$2,750.5	$25.3		$81.4		$5.4		32	1
U.S. Government agencies and authorities	66.8	—		1.4		—		3	—
U.S. corporate, state and municipalities	11,892.6	55.8		694.2		13.5		744	5
Foreign	3,944.2	35.0		211.0		7.7		300	6
Residential mortgage-backed	2,361.4	35.6		70.2		10.2		471	25
Commercial mortgage-backed	245.5	—		3.5		—		16	—
Other asset-backed	541.2	52.2		25.6		12.4		104	13
Total	$21,802.2	$203.9		$1,087.3		$49.2		1,670	50
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$34.3	$1.3	$2.8	$0.4
Non-agency RMBS > 90% - 100%	59.8	7.0	3.7	1.5
Non-agency RMBS 80% - 90%	130.7	5.4	8.2	1.1
Non-agency RMBS < 80%	253.0	3.0	12.7	1.0
Agency RMBS	1,072.0	4.0	20.8	2.4
Other ABS (Non-RMBS)	121.0	2.0	1.4	0.5
Total RMBS and Other ABS	$1,670.8	$22.7	$49.6	$6.9

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$364.2	$14.3	$23.0	$3.2
Non-agency RMBS > 5% - 10%	17.8	—	0.5	—
Non-agency RMBS > 0% - 5%	53.2	1.3	1.4	0.4
Non-agency RMBS 0%	42.6	1.1	2.5	0.4
Agency RMBS	1,072.0	4.0	20.8	2.4
Other ABS (Non-RMBS)	121.0	2.0	1.4	0.5
Total RMBS and Other ABS	$1,670.8	$22.7	$49.6	$6.9

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2014	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$889.1	$2.5	$20.0	$0.8
Floating Rate	781.7	20.2	29.6	6.1
Total	$1,670.8	$22.7	$49.6	$6.9
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$75.7	$36.4	$2.9	$8.3
Non-agency RMBS > 90% - 100%	156.8	24.1	8.6	5.7
Non-agency RMBS 80% - 90%	151.3	5.9	8.4	1.7
Non-agency RMBS < 80%	284.7	8.0	15.5	2.2
Agency RMBS	2,008.9	11.3	57.9	4.2
Other ABS (Non-RMBS)	225.2	2.1	2.5	0.5
Total RMBS and Other ABS	$2,902.6	$87.8	$95.8	$22.6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$407.1	$47.7	$27.6	$11.1
Non-agency RMBS > 5% - 10%	43.9	0.8	1.2	0.2
Non-agency RMBS > 0% - 5%	90.4	3.9	1.9	0.8
Non-agency RMBS 0%	127.1	22.0	4.7	5.8
Agency RMBS	2,008.9	11.3	57.9	4.2
Other ABS (Non-RMBS)	225.2	2.1	2.5	0.5
Total RMBS and Other ABS	$2,902.6	$87.8	$95.8	$22.6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2013	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,723.7	$4.4	$50.5	$1.6
Floating Rate	1,178.9	83.4	45.3	21.0
Total	$2,902.6	$87.8	$95.8	$22.6
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2014, the Company had no new troubled debt restructurings for private placement and 1 new troubled debt restructuring for commercial mortgage loans with a pre-modification and post modification carrying value of $1.9. As of December 31, 2013, the Company had no new private placement troubled debt restructurings and had 21 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $91.0. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and June 30, 2014, these loans have repaid $16.7 in principal.

As of June 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2014	December 31, 2013
Commercial mortgage loans	$9,494.7	$9,316.0
Collective valuation allowance for losses	(3.3)	(3.8)
Total net commercial mortgage loans	$9,491.4	$9,312.2

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2014 and 2013.

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	June 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$3.8	$3.9
Addition to (reduction of) allowance for losses	(0.5)	(0.1)
Collective valuation allowance for losses, end of period	$3.3	$3.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	83.5	94.3
Subtotal	83.5	94.3
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$83.5	$94.3
Unpaid principal balance of impaired loans	$85.9	$96.7

The following table presents information on impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure as of the dates indicated:

	June 30, 2014	December 31, 2013
Troubled debt restructured loans	$76.0	$86.6
Loans 90 days or more past due, interest no longer accruing, at amortized cost	—	5.1
Unpaid principal balance of loans 90 days or more past due, interest no longer accruing	—	5.1

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
As of June 30, 2014	$—	$—	$—	$—	$—
As of December 31, 2013	—	5.1	—	—	5.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2014 or December 31, 2013.

There were no loans in arrears with respect to principal and interest as of June 30, 2014. There was one loan in arrears with respect to principal and interest as of December 31, 2013 with a total amortized cost of $5.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$88.8	$16.8
Interest income recognized on impaired loans, on an accrual basis (1)	1.2	0.1
Interest income recognized on impaired loans, on a cash basis (1)	1.2	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.0	—

	Six Months Ended June 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$88.9	$16.8
Interest income recognized on impaired loans, on an accrual basis (1)	2.5	0.3
Interest income recognized on impaired loans, on a cash basis (1)	2.2	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	2.2	—
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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$1,596.7	$1,782.6
> 50% - 60%	2,491.5	2,390.0
> 60% - 70%	4,943.5	4,668.3
> 70% - 80%	444.9	455.8
> 80% and above	18.1	19.3
Total Commercial mortgage loans	$9,494.7	$9,316.0
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2014 (1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$6,568.6	$6,346.5
> 1.25x - 1.5x	1,516.9	1,520.9
> 1.0x - 1.25x	983.8	980.6
Less than 1.0x	423.5	467.8
Commercial mortgage loans secured by land or construction loans	1.9	0.2
Total Commercial mortgage loans	$9,494.7	$9,316.0
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,339.7	24.6%	$2,281.8	24.5%
South Atlantic	2,032.9	21.4%	1,936.0	20.8%
Middle Atlantic	1,201.8	12.7%	1,112.0	11.9%
West South Central	1,134.3	11.9%	1,122.3	12.0%
East North Central	1,124.2	11.8%	1,037.5	11.1%
Mountain	809.2	8.5%	790.4	8.5%
West North Central	509.6	5.4%	517.2	5.6%
East South Central	195.1	2.1%	200.7	2.2%
New England	147.9	1.6%	318.1	3.4%
Total Commercial mortgage loans	$9,494.7	100.0%	$9,316.0	100.0%
(1) Balances do not include collective valuation allowance for losses.

	June 30, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,949.1	31.0%	$2,936.9	31.5%
Industrial	2,731.2	28.7%	2,848.0	30.6%
Apartments	1,440.5	15.2%	1,296.1	13.9%
Office	1,193.3	12.6%	1,242.2	13.3%
Hotel/Motel	414.2	4.4%	430.6	4.6%
Mixed Use	349.7	3.7%	184.1	2.0%
Other	416.7	4.4%	378.1	4.1%
Total Commercial mortgage loans	$9,494.7	100.0%	$9,316.0	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2014 (1)	December 31, 2013(1)
Year of Origination:
2014	$772.1	$—
2013	2,148.9	2,199.8
2012	1,716.9	1,743.3
2011	1,694.7	1,835.9
2010	374.4	409.8
2009	148.4	149.5
2008 and prior	2,639.3	2,977.7
Total Commercial mortgage loans	$9,494.7	$9,316.0
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$—		—	$—	—
Foreign(1)	1.7		5	—	—
Residential mortgage-backed	0.8		38	5.2	64
Commercial mortgage-backed	—		—	—	—
Other asset-backed	—	*	2	0.2	3
Equity	—		—	1.8	1
Total	$2.5		45	$7.2	68
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Six Months Ended June 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate	$0.4		1	$—	—
Foreign(1)	1.7		5	—	—
Residential mortgage-backed	2.4		52	8.8	93
Commercial mortgage-backed	0.2		2	0.1	2
Other asset-backed	0.1		2	7.5	5
Equity	1.0		2	1.8	1
Total	$5.8		64	$18.2	101
(1) Primarily U.S. dollar denominated.

The above tables include $0.5 and $3.6 of write-downs related to credit impairments for the three and six months ended June 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $2.0 and $2.2 in write-downs for the three and six months ended June 30, 2014, respectively, are related to intent impairments.

The above tables include $7.2 and $10.8 of write-downs related to credit impairments for the three and six months ended June 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2013, there were no write downs relating to intent impairments. For the six months ended June 30, 2013, the remaining $7.4 in write-downs are related to intent impairments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	1.7	5	—	—
Residential mortgage-backed	0.3	7	—	—
Commercial mortgage-backed	—	—	—	—
Other asset-backed	—	—	—	—
Equity	—	—	—	—
Total	$2.0	12	$—	—
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$—	—	$—	—
Foreign(1)	1.7	5	—	—
Residential mortgage-backed	0.3	7	—	—
Commercial mortgage-backed	0.2	2	0.1	2
Other asset-backed	—	—	7.3	2
Equity	—	—	—	—
Total	$2.2	14	$7.4	4
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
(Dollar amounts in million, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Balance at April 1	$101.1	$112.4
Additional credit impairments:
On securities not previously impaired	—	2.0
On securities previously impaired	0.5	3.0
Reductions:
Securities sold, matured, prepaid or paid down	9.0	7.5
Balance at June 30	$92.6	$109.9

	Six Months Ended June 30,
	2014	2013
Balance at January 1	$102.8	$114.7
Additional credit impairments:
On securities not previously impaired	1.1	2.2
On securities previously impaired	1.5	6.0
Reductions:
Securities sold, matured, prepaid or paid down	12.8	13.0
Balance at June 30	$92.6	$109.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Fixed maturities	$992.3	$980.7
Equity securities, available-for-sale	3.6	0.5
Mortgage loans on real estate	119.0	125.5
Policy loans	28.1	29.7
Short-term investments and cash equivalents	0.7	1.0
Other	(21.9)	(24.4)
Gross investment income	1,121.8	1,113.0
Less: Investment expenses	0.9	0.8
Net investment income	$1,120.9	$1,112.2

	Six Months Ended June 30,
	2014	2013
Fixed maturities	$1,977.1	$1,993.3
Equity securities, available-for-sale	7.4	3.1
Mortgage loans on real estate	234.3	243.7
Policy loans	56.1	59.6
Short-term investments and cash equivalents	1.5	1.9
Other	(7.8)	11.5
Gross investment income	2,268.6	2,313.1
Less: investment expenses	2.1	2.2
Net investment income	$2,266.5	$2,310.9

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$30.9	$(3.0)
Fixed maturities, at fair value option	(16.0)	(217.9)
Equity securities, available-for-sale	0.8	(1.9)
Derivatives	(233.3)	(706.2)
Embedded derivative - fixed maturities	(3.9)	(50.2)
Embedded derivative - product guarantees	(170.6)	413.5
Other investments	25.6	(0.2)
Net realized capital gains (losses)	$(366.5)	$(565.9)
After-tax net realized capital gains (losses)	$(244.1)	$(370.8)

	Six Months Ended June 30,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$44.6	$6.4
Fixed maturities, at fair value option	(34.9)	(325.5)
Equity securities, available-for-sale	17.9	(1.7)
Derivatives	(179.5)	(1,805.9)
Embedded derivative - fixed maturities	(7.2)	(73.5)
Embedded derivative - product guarantees	(425.7)	759.8
Other investments	27.7	(0.3)
Net realized capital gains (losses)	$(557.1)	$(1,440.7)
After-tax net realized capital gains (losses)	$(362.4)	$(939.5)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds on sales	$2,305.3	$1,510.3	$3,800.2	$4,722.8
Gross gains	65.5	35.0	105.2	77.0
Gross losses	36.3	6.7	56.1	21.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns or to assume credit exposure on certain assets that the Company does not own. Payments are made to, or received from, the counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. The Company utilizes these contracts in non-qualifying hedging relationships.

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
(Dollar amounts in million, unless otherwise stated)

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives for which the fair value is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives for certain fixed maturity instruments, certain annuity products and coinsurance with funds withheld arrangements are reported with the host contract in Investments, Future policy benefits and Funds held under reinsurance agreements, respectively, on the Condensed Consolidated Balance Sheets. Changes in the fair value of embedded derivatives within fixed maturity investments and within annuity products are recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. Changes in fair value of embedded derivatives with reinsurance agreements are reported in Policyholder benefits in the Condensed Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$761.0	$105.8	$—	$786.0	$81.0	$0.5
Foreign exchange contracts	174.7	4.9	1.5	174.7	6.3	1.6
Fair value hedges:
Interest rate contracts	873.5	2.2	62.0	873.5	4.8	64.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	62,724.4	710.9	721.7	63,122.0	826.2	1,174.3
Foreign exchange contracts	1,243.5	13.2	32.6	1,281.7	17.8	43.3
Equity contracts	17,340.0	211.6	73.6	11,725.9	172.7	52.9
Credit contracts	3,221.0	46.0	26.8	3,221.0	40.5	14.5
Embedded derivatives:
Within fixed maturity investments	N/A	119.3	—	N/A	126.5	—
Within annuity products	N/A	—	3,187.0	N/A	—	2,645.6
Within reinsurance agreements	N/A	—	149.5	N/A	—	79.0
Total		$1,213.9	$4,254.7		$1,275.8	$4,076.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the fourth quarter of 2016.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,221.0	$46.0	$26.8
Equity contracts	9,781.5	211.3	62.9
Foreign exchange contracts	1,418.2	18.1	34.1
Interest rate contracts	64,358.9	818.9	783.7
		1,094.3	907.5
Counterparty netting(1)		(612.2)	(612.2)
Cash collateral netting(1)		(352.3)	(41.7)
Securities collateral netting(1)		(30.0)	(169.4)
Net receivables/payables		$99.8	$84.2
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2014, the Company held $289.7 and $29.0 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $214.7 and $18.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2014, the Company delivered $751.3 of securities and held $31.3 of securities as collateral. As of December 31, 2013, the Company delivered $1.0 billion of securities and held $51.3 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.1	$—	$0.3	$0.1
Foreign exchange contracts	0.6	—	1.0	—
Fair value hedges:
Interest rate contracts	(7.4)	25.3	(12.6)	26.6
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	156.7	(553.4)	360.9	(809.4)
Foreign exchange contracts	(1.3)	30.5	(3.0)	117.6
Equity contracts	(382.1)	(212.8)	(527.0)	(1,151.9)
Credit contracts	0.1	4.2	0.9	11.1
Managed custody guarantees	0.1	0.1	0.1	0.1
Embedded derivatives:
Within fixed maturity investments(2)	(3.9)	(50.2)	(7.2)	(73.5)
Within annuity products(2)	(170.7)	413.4	(425.8)	759.7
Within reinsurance agreements(3)	(64.7)	58.5	(81.4)	73.2
Total	$(472.5)	$(284.4)	$(693.8)	$(1,046.4)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2014, the fair values of credit default swaps of $46.0 and $26.8 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $40.5 and $14.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $0.5 billion on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$4,157.9	$612.2	$—	$4,770.1
U.S. Government agencies and authorities	—	461.3	—	461.3
U.S. corporate, state and municipalities	—	39,790.2	806.1	40,596.3
Foreign(1)	—	16,636.1	380.8	17,016.9
Residential mortgage-backed securities	—	6,768.4	99.6	6,868.0
Commercial mortgage-backed securities	—	3,911.1	—	3,911.1
Other asset-backed securities	—	1,972.9	11.5	1,984.4
Total fixed maturities, including securities pledged	4,157.9	70,152.2	1,298.0	75,608.1
Equity securities, available-for-sale	216.3	—	57.2	273.5
Derivatives:
Interest rate contracts	—	818.9	—	818.9
Foreign exchange contracts	—	18.1	—	18.1
Equity contracts	0.3	119.3	92.0	211.6
Credit contracts	—	33.0	13.0	46.0
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,323.3	197.8	—	4,521.1
Assets held in separate accounts	105,441.0	5,191.3	15.9	110,648.2
Total assets	$114,138.8	$76,530.6	$1,476.1	$192,145.5
Percentage of Level to total	59.4%	39.8%	0.8%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,934.7	$1,934.7
GMAB/GMWB/GMWBL(2)	—	—	1,220.3	1,220.3
Stabilizer and MCGs	—	—	32.0	32.0
Other derivatives:
Interest rate contracts	—	783.7	—	783.7
Foreign exchange contracts	—	34.1	—	34.1
Equity contracts	10.7	62.9	—	73.6
Credit contracts	—	—	26.8	26.8
Embedded derivative on reinsurance	—	149.5	—	149.5
Total liabilities	$10.7	$1,030.2	$3,213.8	$4,254.7
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum withdrawal benefits with life payouts ("GMWBL").

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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
(Dollar amounts in million, unless otherwise stated)

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2014 and 2013. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2014:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$7.2	$—	$—	$—	$—	$—	$—	$—	$(7.2)	$—	$—
U.S. corporate, state and municipalities	568.7	(0.8)	1.3	118.5	—	(4.3)	(22.2)	144.9	—	806.1	(0.2)
Foreign	130.7	—	(2.9)	94.0	—	—	(7.5)	202.5	(36.0)	380.8	—
Residential mortgage-backed securities	104.4	(3.7)	(0.2)	1.1	—	—	(0.4)	—	(1.6)	99.6	(3.7)
Commercial mortgage-backed securities	24.9	—	—	—	—	—	—	—	(24.9)	—	—
Other asset-backed securities	42.2	0.8	(0.8)	—	—	—	(1.4)	—	(29.3)	11.5	0.7
Total fixed maturities including securities pledged	878.1	(3.7)	(2.6)	213.6	—	(4.3)	(31.5)	347.4	(99.0)	1,298.0	(3.2)
Equity securities, available-for-sale	57.1	—	0.1	—	—	—	—	—	—	57.2	—
Derivatives:
Product guarantees:
FIA(1)	(1,808.0)	(118.8)	—	—	(43.1)	—	35.2	—	—	(1,934.7)	—
GMAB/GMWB/GMWBL(1)	(1,143.3)	(38.9)	—	—	(38.3)	—	0.2	—	—	(1,220.3)	—
Stabilizer and MCGs(1)	(18.0)	(12.9)	—	—	(1.1)	—	—	—	—	(32.0)	—
Other derivatives, net	67.1	26.1	—	8.8	—	—	(23.8)	—	—	78.2	10.5
Assets held in separate accounts(4)	17.9	0.1	—	0.1	—	(2.2)	—	—	—	15.9	—
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
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate, state and municipalities	456.5	(0.9)	7.9	226.5	—	(4.3)	(32.3)	155.7	(3.0)	806.1	(0.2)
Foreign	154.3	—	2.8	94.0	—	—	(7.8)	198.5	(61.0)	380.8	—
Residential mortgage-backed securities	98.6	(6.5)	0.5	1.1	—	—	(0.8)	8.8	(2.1)	99.6	(6.5)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59.2	3.5	(2.9)	—	—	—	(19.0)	—	(29.3)	11.5	1.4
Total fixed maturities including securities pledged	783.0	(3.9)	8.3	321.6	—	(4.3)	(59.9)	363.0	(109.8)	1,298.0	(5.3)
Equity securities, available-for-sale	55.3	(0.9)	2.9	—	—	(0.1)	—	—	—	57.2	(0.9)
Derivatives:
Product guarantees:
FIA(1)	(1,736.7)	(161.2)	—	—	(93.4)	—	56.6	—	—	(1,934.7)	—
GMAB/GMWB/GMWBL(1)	(908.9)	(234.8)	—	—	(76.9)	—	0.3	—	—	(1,220.3)	—
Stabilizer and MCGs(1)	—	(29.7)	—	—	(2.3)	—	—	—	—	(32.0)	—
Other derivatives, net	80.3	27.1	—	16.2	—	—	(45.4)	—	—	78.2	(2.1)
Assets held in separate accounts(4)	13.1	0.1	—	5.9	—	(3.2)	—	—	—	15.9	—
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
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended June 30, 2013:

	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	556.8	(0.2)	(6.4)	—	—	—	(12.8)	5.3	(77.5)	465.2	(0.2)
Foreign	107.3	—	0.8	—	—	—	(9.4)	—	—	98.7	—
Residential mortgage-backed securities	88.3	(2.1)	0.2	40.1	—	(0.6)	(0.4)	—	(8.6)	116.9	(2.1)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	100.9	2.9	(0.9)	—	—	—	(9.3)	—	—	93.6	2.2
Total fixed maturities including securities pledged	853.3	0.6	(6.3)	40.1	—	(0.6)	(31.9)	5.3	(86.1)	774.4	(0.1)
Equity securities, available-for-sale	59.4	(1.9)	1.5	—	—	—	—	—	—	59.0	(1.8)
Derivatives:
Product guarantees:
FIA(1)	(1,561.7)	39.5	—	—	(20.9)	—	22.5	—	—	(1,520.6)	—
GMAB/GMWB/GMWBL(1)	(1,628.6)	322.5	—	—	(34.9)	—	0.2	—	—	(1,340.8)	—
Stabilizer and MCGs(1)	(78.0)	51.5	—	—	(1.5)	—	—	—	—	(28.0)	—
Other derivatives, net	65.5	8.5	—	7.1	—	—	(24.6)	—	—	56.5	(11.2)
Assets held in separate accounts(4)	2.2	(0.1)	—	21.1	—	(3.3)	—	—	—	19.9	(0.1)
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
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the six months ended June 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(3)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	524.2	(0.3)	(4.7)	0.1	—	—	(26.3)	61.1	(88.9)	465.2	(0.3)
Foreign	104.2	—	5.7	—	—	—	(11.2)	—	—	98.7	—
Residential mortgage-backed securities	74.1	(3.8)	0.2	47.7	—	(0.6)	(0.7)	—	—	116.9	(3.9)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	115.2	8.8	(1.5)	—	—	—	(28.8)	0.3	(0.4)	93.6	5.7
Total fixed maturities including securities pledged	817.7	4.7	(0.3)	47.8	—	(0.6)	(67.0)	61.4	(89.3)	774.4	1.5
Equity securities, available-for-sale	55.8	(2.2)	3.3	0.2	—	—	—	51.8	(49.9)	59.0	(1.8)
Derivatives:
Product guarantees:
FIA(1)	(1,434.3)	(84.2)	—	—	(35.9)	—	33.8	—	—	(1,520.6)	—
GMAB/GMWB/GMWBL(1)	(2,035.4)	766.9	—	—	(72.6)	—	0.3	—	—	(1,340.8)	—
Stabilizer and MCGs(1)	(102.0)	77.1	—	—	(3.1)	—	—	—	—	(28.0)	—
Other derivatives, net	22.9	53.2	—	13.4	—	—	(33.0)	—	—	56.5	26.3
Assets held in separate accounts(4)	16.3	(0.1)	—	21.3	—	(9.9)	—	2.2	(9.9)	19.9	(0.2)
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
(4) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

For the three and six months ended June 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.3%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -14%		-32% to -14%		—		—
Nonperformance risk	-0.22 to 0.75%		-0.22% to 0.75%		-0.22% to 0.75%		-0.22% to 0.75%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		—		—
Lapses	0.08% to 40%	(3)	0.08% to 31%	(3)	0% to 10%	(3)	0% to 55%	(4)
Policyholder Deposits(5)	—		—		—		0% to 60%	(4)
Mortality	—	(6)	—	(6)	—		—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 32% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)
< 60	$2.0	$1.3	$3.3	5.3
60-69	4.9	2.7	7.6	1.1
70+	4.1	1.5	5.6	0.0	*
	$11.0	$5.5	$16.5	2.1
* Less than 0.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period. The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.4	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.3	0.36% to 11%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	3.0	6.9% to 40%
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

(2)
Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 30% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2013 (account value amounts are in $ billions).

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
(Dollar amounts in million, unless otherwise stated)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$75,608.1	$75,608.1	$72,718.8	$72,718.8
Equity securities, available-for-sale	273.5	273.5	314.4	314.4
Mortgage loans on real estate	9,491.4	9,654.6	9,312.2	9,404.7
Policy loans	2,113.7	2,113.7	2,147.0	2,147.0
Limited partnerships/corporations	343.9	343.9	236.4	236.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,521.1	4,521.1	4,441.8	4,441.8
Derivatives	1,094.6	1,094.6	1,149.3	1,149.3
Other investments	120.2	120.2	124.6	131.1
Assets held in separate accounts	110,648.2	110,648.2	106,827.1	106,827.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,992.4	55,644.5	49,418.4	53,713.8
Funding agreements with fixed maturities and guaranteed investment contracts	2,098.4	2,096.1	2,692.3	2,663.9
Supplementary contracts, immediate annuities and other	3,671.0	3,982.4	3,383.6	3,567.3
Derivatives:
Annuity product guarantees:
FIA	1,934.7	1,934.7	1,736.7	1,736.7
GMAB/GMWB/GMWBL	1,220.3	1,220.3	908.9	908.9
Stabilizer and MCGs	32.0	32.0	—	—
Other derivatives	918.2	918.2	1,351.8	1,351.8
Long-term debt	3,515.2	3,897.6	3,514.7	3,717.8
Embedded derivatives on reinsurance	149.5	149.5	79.0	79.0
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
(Dollar amounts in million, unless otherwise stated)

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

Other investments: Primarily Federal Home Loan Bank ("FHLB") stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

Investment contract liabilities:

Funding agreements without fixed maturities and deferred annuities: Fair value is estimated as the mean present value of stochastically modeled cash flows associated with the contract liabilities taking into account assumptions about contract holder behavior. The stochastic valuation scenario set is consistent with current market parameters and discount is taken using stochastically evolving risk-free rates in the scenarios plus an adjustment for nonperformance risk. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Funding agreements with fixed maturities and guaranteed investment contracts: Fair value is estimated by discounting cash flows, including associated expenses for maintaining the contracts, at rates, that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	188.2	6.4	194.6
Amortization:
Amortization	(313.4)	(88.8)	(402.2)
Interest accrued(1)	115.7	44.7	160.4
Net amortization included in Condensed Consolidated Statements of Operations	(197.7)	(44.1)	(241.8)
Change in unrealized capital gains/losses on available-for-sale securities	(507.5)	(285.7)	(793.2)
Balance at June 30, 2014	$3,799.1	$712.1	$4,511.2

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	208.2	6.8	215.0
Amortization:
Amortization	(349.1)	(65.9)	(415.0)
Interest accrued(1)	115.1	44.9	160.0
Net amortization included in Condensed Consolidated Statements of Operations	(234.0)	(21.0)	(255.0)
Change in unrealized capital gains/losses on available-for-sale securities	1,012.3	431.9	1,444.2
Balance at June 30, 2013	$4,208.1	$852.4	$5,060.5
(1) Interest accrued at the following rates for DAC: 0.6% to 7.4% during 2014 and 1.0% to 7.4% during 2013. Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2014 and 3.0% to 7.5% during 2013.

6.     Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees principally under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “2013 Omnibus Plan”), which the Company adopted in connection with the IPO. At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of June 30, 2014, common stock reserved and available for issuance under the 2013 Omnibus Plan was 161,117 shares.

On May 28, 2014, the Company's Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). Shareholder approval for the 2014 Omnibus Plan was subsequently obtained July 30, 2014. The 2014 Omnibus Plan is substantially the same as the 2013 Omnibus Plan, except for certain changes intended to provide for the opportunity for performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of the date of the filing of this Quarterly Report on Form 10-Q, no awards have been made under the 2014 Omnibus Plan.

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”) awards, which are RSUs subject to certain time- and performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the 2013 Omnibus Plan are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the 2013 Omnibus Plan included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the six months ended June 30, 2014, the Company awarded only RSUs and PSUs under the 2013 Omnibus Plan. PSUs awarded during the six months ended June 30, 2014 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives is determined and approved by the Committee. These RSUs and PSUs vest no earlier than one year from the date of the award and no later than four years from the date of the award. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will again become available for issuance under the 2013 Omnibus Plan or 2014 Omnibus Plan, as applicable. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

As of June 30, 2014, there were no stock options issued or outstanding under the Omnibus Plans.

Deal Incentive Awards: Upon closing of the IPO, RSUs were granted to employees of the Company under the 2013 Omnibus Plan in connection with Deal Incentive Awards. Deal Incentive Awards are conditional agreements to grant equity awards to certain employees of the Company, upon the closing of the IPO or upon the satisfaction of certain other conditions. RSUs granted in connection with Deal Incentive Awards are subject to certain vesting conditions, lockup period and other holding requirements.

Due to (1) the completion of the Secondary Offering in 2013 and the ending of the related underwriters' lockup period in January 2014 and (2) the March 2014 Offering, 849,555 RSUs vested during the six months ended June 30, 2014.

Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (“2013 Director Plan”), which the Company adopted in connection with the IPO. A total of 88,000 shares of Company common stock were initially reserved and available for issuance under the 2013 Director Plan. On May 28, 2014, the Company's Board of Directors adopted, subject to shareholder approval, amendments to the 2013 Director Plan that increased the number of shares of Company common stock reserved and available for issuance under the 2013 Director Plan to 288,000. Shareholder approval for these amendments was subsequently obtained on July 30, 2014. The material terms of the 2013 Director Plan are substantially consistent with the material terms of the Omnibus Plans described above.

Non-Employee Director Service Grants: In May of 2014, the Company granted 12,888 RSUs to certain non-employee directors serving on the Board. These awards vest half on the second anniversary of the grant date, and one-quarter vest on the third and fourth anniversaries of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as service on the Board is terminated.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

ING U.S., Inc. 2014 Employee Phantom Stock Plan

The Company provides certain of its non-executive employees with cash-settled awards under the ING U.S., Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan are designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans, however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards are granted in the form of phantom RSUs and phantom PSUs, each of which is designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of June 30, 2014, the Company had 180,875 phantom RSUs and 97,543 phantom PSUs, respectively, outstanding to its employees.

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

All LSPP awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan. Outstanding awards made in 2012 were not converted. The PSUs were considered granted upon the establishment and communication of the performance measures for the applicable performance period by the Committee, which is generally carried out during the first quarter of each year, although awards in respect of the 2013 performance year were not granted until the second quarter of that year.

LSPP awards provided to the Company’s employees in 2012 remain outstanding and will continue to vest according to the terms of their original grant. One-third of these awards vested or will vest, and the underlying ING Group ADRs have been or will be delivered, on each of the first, second and third anniversaries of the award date, provided that the participants were or are still employed by the Company on the relevant vesting date, and, in the case of performance-based LSPP awards, provided that the relevant performance conditions have been satisfied, as determined by the Committee and the Supervisory Board of ING Group.

Equity Compensation Plan: In 2012 and 2013, certain employees of the Company (principally those employed within the Investment Management business) received equity-based awards under ING America Insurance Holdings, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). Awards made under the Equity Compensation Plan are settled in the form of ING Group ADRs.

All Equity Compensation Plan awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into company-based equity awards under the 2013 Omnibus Plan. These awards are subject to a three-year vesting period provided that the participant is still employed by the Company on the relevant vesting date.

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

The liability related to the awards made under the Phantom Plan is recorded within Other liabilities. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three and six months ended June 30, 2014 was immaterial.

The following tables summarize pre-tax share-based compensation costs, which includes costs related to awards granted under the 2013 Omnibus Plan, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended June 30,
	2014	2013
RSUs(1)	$12.5	$7.0
RSUs - Deal incentive awards	—	6.6
PSU awards(2)	12.1	4.1
Stock options(3)	—	—
Phantom Plan	1.2	—
Share-based compensation(4)	$25.8	$17.7

	Six Months Ended June 30,
	2014	2013
RSUs(1)	$19.5	$15.2
RSUs - Deal incentive awards	5.6	6.6
PSU awards(2)	31.3	5.0
Stock options(3)	—	0.8
Phantom Plan	1.5	—
Share-based compensation(4)	$57.9	$27.6
(1) These tables include compensation costs of $1.9 and $3.7 for the three and six months ended June 30, 2014, respectively, related to ING Group RSU awards. In addition, these tables include compensation costs of $3.3 and $8.1 for the three and six months ended June 30, 2013, respectively, related to ING Group RSU awards.
(2) These tables include compensation costs of $6.1 and $16.7 for the three and six months ended June 30, 2014 , respectively, related to ING Group PSU awards. In addition, these tables include compensation costs of $2.8 and $3.7 for the three and six months ended June 30, 2013, respectively, related to ING Group PSU awards.
(3) Compensation costs recognized during the three and six months ended June 30, 2013 represents the associated portion with ING Group stock options held by the Company's employees.
(4) The Company recognized no income tax benefit due to recognized valuation allowances for periods presented. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs			RSUs-Deal Incentive Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1.6		$19.15	0.8		$19.50	0.5	$28.06
Adjustment for PSU performance factor	N/A		N/A	N/A		N/A	0.3	28.06
Granted	1.8		37.01	—		—	0.7	36.98
Vested	(0.1)		19.29	(0.8)		19.50	(0.8)	28.06
Forfeited	—	*	—	—	*	—	(0.1)	37.01
Outstanding at June 30, 2014(1)	3.3		$28.72	—		$—	0.6	$37.01
* Less than 0.1.
(1) Excludes 165,642 of RSUs-Deal Incentive Awards granted in 2013 that proportionally vest upon sales of Company stock by ING Group.

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2014			2013
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1	261.8	0.1	261.7	230.1	0.1	230.0
Common shares issued	—	—	—	30.8	—	30.8
Common shares acquired - share repurchase	—	8.4	(8.4)	—	—	—
Share-based compensation	1.7	0.4	1.3	—	—	—
Common shares, balance at June 30	263.5	8.9	254.6	260.9	0.1	260.8

Share Repurchase Program

On March 13, 2014, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, or tender offers. The initial authorization under the Share Repurchase Program permitted the repurchase of a number of shares of the Company’s common stock having an aggregate repurchase price not exceeding $300.0.

On March 25, 2014, the Company repurchased 7,255,853 shares of its common stock from ING Group for an aggregate purchase price of $250.0. As of March 31, 2014, the Company had subsequently repurchased an additional 250,000 shares of its common stock in open market transactions for an aggregate purchase price of $8.9, which repurchases settled on April 2, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

During the three months ended June 30, 2014, the Company repurchased a further 875,558 shares of its common stock in open market transactions for an aggregate purchase price of $30.5. This repurchase reduced the remaining authorization under the Share Repurchase Program to $10.6 as of June 30, 2014.
On July 31, 2014, the Company’s Board of Directors increased the authorization under the Share Repurchase Program by an additional $500.0, with such authorization to expire (unless subsequently extended) no later than the second quarter of 2015. The authorization under the Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the six months ended June 30, 2014, the Company increased its treasury stock by 413,920 shares in connection with such withholding activities.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable (subject to the limitation stated below with respect to ING Group and its affiliates) starting on the first anniversary of the completion of the IPO (May 7, 2014) and expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional paid-in-capital. Warrant holders are not entitled to receive dividends.

The warrants are not exercisable by ING Group or any of its affiliates before January 1, 2017, but are exercisable in accordance with their terms before January 1, 2017 by holders other than ING Group or its affiliates, if any.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Earnings	2014	2013	2014	2013
Net income (loss) available to common shareholders:
Net income (loss)	$412.9	$(85.3)	$684.5	$(310.8)
Less: Net income (loss) attributable to noncontrolling interest	166.6	(3.1)	180.1	(16.6)
Net income (loss) available to common shareholders	$246.3	$(82.2)	$504.4	$(294.2)

Weighted average common shares outstanding
Basic	254.5	250.3	257.8	240.2
Dilutive Effects:(1)(2)
RSUs	1.1	—	1.0	—
RSUs - Deal incentive awards	0.6	—	0.7	—
PSU awards	—	—	0.3	—
Diluted	256.2	250.3	259.8	240.2

Net income (loss) per common share
Basic	$0.97	$(0.33)	$1.96	$(1.22)
Diluted	0.96	(0.33)	1.94	(1.22)
(1) For the three and six months ended June 30, 2014, weighted average shares used for calculating basic and diluted earnings per share exclude the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented.
(2) For the three and six months ended June 30, 2013, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 0.5 million and 0.3 million shares, respectively for stock compensation plans would be antidilutive to the earnings per share calculations due to the net loss in the periods.

Dividends to Common Shareholders

The declaration and payment of Common Stock dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Voya Financial, Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described in the "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources-Debt Securities-Junior Subordinated Notes" to these Condensed Consolidated Financial Statements, on the payment of dividends by the Company.

On July 31, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is to be paid on September 30, 2014 to shareholders of record of Voya Financial, Inc. as of August 29, 2014.

On May 28, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on June 30, 2014 to shareholders of record of Voya Financial, Inc. as of June 9, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

On February 6, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on March 31, 2014 to shareholders of record of Voya Financial, Inc. as of February 28, 2014.

8.     Insurance Subsidiaries

Restrictions on Dividends and Returns of Capital from Subsidiaries

The Company's business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by its U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws applicable to the Company's insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with the Company’s insurance subsidiary domiciled in Colorado are referred to collectively, as the Company’s "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

Security Life of Denver International, the Company's Arizona captive, may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the Arizona Department of Insurance, which includes a minimum capital requirement.

The Company may receive dividends from or contribute capital to its wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends and Return of Capital

On June 12, 2014, Voya Financial, Inc. made a capital contribution of $150.0 to its Arizona captive.

On June 9, 2014, Voya Financial, Inc.'s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the aggregate amount of $32.0, which was paid on June 24, 2014. On May 2, 2014, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0, which were paid on May 19, 2014.

In March and April 2013, in response to requests made in 2013, Voya Financial, Inc.'s insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to Voya Financial, Inc. or Lion Connecticut Holdings Inc. ("Lion Holdings"), a wholly owned subsidiary of Voya Financial, Inc., in the aggregate amount of $1.434 billion, upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2014	2013
Fixed maturities, net of OTTI	$5,977.5	$3,916.6
Equity securities, available-for-sale	31.5	40.2
Derivatives	178.1	149.5
DAC/VOBA adjustment on available-for-sale securities	(1,848.2)	(1,339.3)
Sales inducements adjustment on available-for-sale securities	(88.7)	(70.0)
Other	(30.4)	(27.7)
Unrealized capital gains (losses), before tax	4,219.8	2,669.3
Deferred income tax asset (liability)	(1,113.0)	(636.4)
Net unrealized capital gains (losses)	3,106.8	2,032.9
Pension and other postretirement benefits liability, net of tax	45.9	54.9
AOCI	$3,152.7	$2,087.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,233.6		$(431.5)	$802.1
Equity securities	0.4		(0.1)	0.3
Other	(2.4)		0.8	(1.6)
OTTI	8.7		(3.0)	5.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(25.2)		8.8	(16.4)
DAC/VOBA	(333.5)		116.8	(216.7)
Sales inducements	(13.9)		4.9	(9.0)
Change in unrealized gains/losses on available-for-sale securities	867.7		(303.3)	564.4

Derivatives:
Derivatives	21.8	(1)	(7.6)	14.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.7)		0.6	(1.1)
Change in unrealized gains/losses on derivatives	20.1		(7.0)	13.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$884.3		$(309.1)	$575.2
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

	Six Months Ended June 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,822.0		$(987.1)	$1,834.9
Equity securities	(15.6)		4.1	(11.5)
Other	(2.7)		0.9	(1.8)
OTTI	24.3		(8.5)	15.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(34.0)		11.9	(22.1)
DAC/VOBA	(793.2)	(1)	277.7	(515.5)
Sales inducements	(30.6)		10.7	(19.9)
Change in unrealized gains/losses on available-for-sale securities	1,970.2		(690.3)	1,279.9

Derivatives:
Derivatives	46.4	(2)	(16.2)	30.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.1)		1.1	(2.0)
Change in unrealized gains/losses on derivatives	43.3		(15.1)	28.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$2,006.6		$(703.0)	$1,303.6
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

	Three Months Ended June 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,144.6)		$1,092.2	$(2,052.4)
Equity securities	4.3		(1.5)	2.8
Other	1.3		(0.4)	0.9
OTTI	20.4		(7.1)	13.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(26.4)		9.1	(17.3)
DAC/VOBA	1,058.2		(366.2)	692.0
Sales inducements	49.0		(17.0)	32.0
Change in unrealized gains/losses on available-for-sale securities	(2,037.8)		709.1	(1,328.7)

Derivatives:
Derivatives	(51.5)	(1)	17.8	(33.7)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.6)		0.2	(0.4)
Change in unrealized gains/losses on derivatives	(52.1)		18.0	(34.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$(2,093.3)		$728.3	$(1,365.0)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

	Six Months Ended June 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,936.7)		$1,366.6	$(2,570.1)
Equity securities	(2.0)		0.7	(1.3)
Other	12.9		(4.5)	8.4
OTTI	31.3		(10.9)	20.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(41.0)		14.2	(26.8)
DAC/VOBA	1,444.2	(1)	(501.3)	942.9
Sales inducements	77.4		(26.9)	50.5
Change in unrealized gains/losses on available-for-sale securities	(2,413.9)		837.9	(1,576.0)

Derivatives:
Derivatives	(64.2)	(2)	22.3	(41.9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.8)		0.3	(0.5)
Change in unrealized gains/losses on derivatives	(65.0)		22.6	(42.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$(2,485.8)		$862.9	$(1,622.9)
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Income (loss) before income taxes	$419.0	$(75.2)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	146.7	(26.3)
Tax effect of:
Valuation allowance	(59.0)	58.9
Dividend received deduction	(25.1)	(28.0)
Audit settlement	0.3	0.4
State tax expense (benefit)	2.6	(0.8)
Noncontrolling interest	(58.3)	1.1
Tax credits	—	(4.6)
Nondeductible expenses	0.5	6.1
Other	(1.6)	3.3
Income tax expense (benefit)	$6.1	$10.1

	Six Months Ended June 30,
	2014	2013
Income (loss) before income taxes	$721.3	$(289.5)
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	252.5	(101.3)
Tax effect of:
Valuation allowance	(112.0)	163.1
Dividend received deduction	(50.9)	(49.9)
Audit settlement	(0.8)	(1.7)
State tax expense (benefit)	9.1	3.3
Noncontrolling interest	(63.0)	5.8
Tax credits	—	(9.2)
Nondeductible expenses	0.9	10.4
Other	1.0	0.8
Income tax expense (benefit)	$36.8	$21.3

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2014 and December 31, 2013, the Company had total valuation allowances of approximately $2.7 billion and $2.8 billion, respectively. As of June 30, 2014 and December 31, 2013, $3.1 billion and $3.2 billion, respectively, of these valuation allowances were allocated to continuing operations, and $(354.1) as of the end of each period were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

For the three months ended June 30, 2014 and 2013, the total increases (decreases) in the valuation allowance were $(59.0) and $58.9, respectively, which were allocated to continuing operations. There were no changes in the valuation allowance allocated to Other comprehensive income (loss) for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, the total increases (decreases) in the valuation allowance were $(112.0) and $163.1, respectively, which were allocated to continuing operations. There were no changes in the valuation allowance allocated to Other comprehensive income (loss) for the six months ended June 30, 2014 and 2013.

Tax Regulatory Matters

During April 2014, the U.S. Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the financial statements. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. Although the Company has hedges which are described in the Directive and is presently evaluating its impact, the Directive is not expected to materially affect the Company.

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of June 30, 2014 and December 31, 2013.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of June 30, 2014 and December 31, 2013:

	Maturity	June 30, 2014	December 31, 2013
7.25% Lion Connecticut Holdings, Inc. debentures due 2023(1)	08/15/2023	$158.8	$158.6
7.63% Lion Connecticut Holdings, Inc. debentures due 2026(1)	08/15/2026	232.2	232.1
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.8	13.8
6.97% Lion Connecticut Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes due 2018	02/15/2018	998.7	998.5
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,515.2	3,514.7
Less: Current portion of long-term debt		—	—
Total		$3,515.2	$3,514.7
(1) Guaranteed by ING Group.

As of June 30, 2014 and December 31, 2013, the Company was in compliance with all debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

The reduction in principal amount of Aetna Notes can be accomplished, at the Company’s option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent the Company posts collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; a letter of credit ("LOC") meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group.

If the Company fails to reduce the outstanding principal amount of the Aetna Notes, the Company has agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

As of June 30, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $506.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Credit Facilities

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of June 30, 2014:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	02/14/2018	$3,000.0	$625.9	$2,374.1
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	150.0	150.0	—
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc./ Security Life of Denver International Limited	Unsecured	Committed	11/09/2021	750.0	750.0	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2020	1,125.0	681.6	443.4
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	639.0	356.0
Voya Financial, Inc. / Roaring River III, LLC	Unsecured	Committed	06/30/2022	1,151.2	662.0	489.2
Voya Financial, Inc./ Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	287.0	278.0
Total				$9,977.9	$5,531.9	$4,440.7

Secured facilities				$265.0	$259.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				9,711.2	5,270.5	4,440.7
Total				$9,977.9	$5,531.9	$4,440.7

ING Bank				$1,275.0	$712.9	$562.1

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Total fees associated with credit facilities for the three months ended June 30, 2014 and 2013 were $28.1 and $40.3, respectively. Total fees associated with credit facilities for the six months ended June 30, 2014 and 2013 were $57.4 and $85.7, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC ("Whisperingwind III") were novated to Roaring River IV, LLC ("Roaring River IV"), a wholly owned captive reinsurance subsidiary of the Company, which completed a transaction with a third-party bank to provide up to $565.0 of statutory reserve financing through a trust note which matures December 31, 2028.

Effective January 15, 2014, Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary of the Company, completed a financing arrangement with a third-party trust to provide up to $500.0 of trust note collateral funding. The financing arrangement is designed to manage reserve and capital requirements in connection with the stable value business and matures on January 15, 2019.

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

As of June 30, 2014, there were no amounts outstanding as revolving credit borrowings and $625.9 in letters of credit outstanding.

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

As of June 30, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.7 billion, of which $365.0 relates to consolidated investment entities. As of December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $321.3 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of the insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $16.1 and $19.2 as of June 30, 2014 and December 31, 2013, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $25.8 and $18.4 as of June 30, 2014 and December 31, 2013, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

	June 30, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$2,392.7	$2,333.4
FHLB restricted stock(1)	95.6	99.1
Other fixed maturities-state deposits	265.7	251.0
Securities pledged(2)	1,145.1	1,465.7
Total restricted assets	$3,899.1	$4,149.2
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $393.8 and $435.4 as of June 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $751.3 and $1.0 billion, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the Federal Home Loan Bank ("FHLB") of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2014 and December 31, 2013, the Company had $1.8 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, the Company had $255.0 and $265.0 in LOCs issued by the FHLBs, respectively. As of June 30, 2014 and December 31, 2013, assets with a market value of approximately $2.1 billion and $2.0 billion, respectively, collateralized the FHLB funding agreements. As of June 30, 2014 and December 31, 2013, assets with a market value of approximately $295.9 and $294.1, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

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
(Dollar amounts in million, unless otherwise stated)

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of June 30, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ING Life Insurance and Annuity Company ("ILIAC") has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a class-wide settlement agreement under which ILIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Income	Expense	Income	Expense
NN Group	$0.6	$0.2	$0.5	$2.3
ING Group	1.3	3.9	1.0	4.6
ING Bank	4.6	4.1	(1.0)	10.4
Other	5.3	3.6	4.4	3.8
Total	$11.8	$11.8	$4.9	$21.1

	Six Months Ended June 30,
	2014		2013
	Income	Expense	Income	Expense
NN Group	$1.2	$0.3	$0.9	$5.6
ING Group	6.9	7.4	5.2	9.6
ING Bank	4.1	10.7	(1.4)	28.8
Other	10.6	7.0	8.0	7.5
Total	$22.8	$25.4	$12.7	$51.5

Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
NN Group	$0.6	$0.2	$0.5	$0.2
ING Group	2.7	1.2	1.3	0.9
ING Bank	14.1	3.6	13.8	5.8
Other	3.6	1.8	2.6	2.0
Total	$21.0	$6.8	$18.2	$8.9

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $3.6 and $4.9 as of June 30, 2014 and December 31, 2013, respectively. The Company incurred expenses of $3.8 and $10.4 for the three months ended June 30, 2014 and 2013, respectively. The Company incurred expenses of $7.5 and $28.2 for the six months ended June 30, 2014 and 2013, respectively.

Derivatives

The Company is party to several derivative contracts with NN Group N.V. ("NN Group"), a majority owned subsidiary of ING Group following its IPO on July 2, 2014, and ING Bank and one or more of ING Bank's subsidiaries. Each of these contracts were entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

As of June 30, 2014 and December 31, 2013, the outstanding notional amounts were $412.0 (consisting of interest rate swaps of $153.8 and equity options of $258.2) and $518.9 (consisting of interest rate swaps of $328.8 and equity options of $190.1), respectively. As of June 30, 2014 and December 31, 2013, the market values for these contracts were $12.4 and $10.5, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded net realized capital gains (losses) of $4.6 and $(2.8), respectively, with ING Bank and NN Group. For the six months ended June 30, 2014 and 2013, the Company recorded net realized capital gains (losses) of $3.9 and $(4.2), respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of June 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $37.6 and $43.5, respectively.

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

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $693.0 and $654.0 as of June 30, 2014 and December 31, 2013, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of June 30, 2014 and December 31, 2013, the Company consolidated 15 and 12 CLOs, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

As of June 30, 2014 and December 31, 2013, the Company consolidated 35 funds, which were structured as partnerships.

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	June 30, 2014	December 31, 2013
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$574.1	$642.5
Corporate loans, at fair value using the fair value option	5,764.9	4,965.3
Other assets	97.0	83.1
Total CLO entities	6,436.0	5,690.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	71.5	68.2
Limited partnerships/corporations, at fair value	3,591.9	3,218.6
Other assets	21.2	21.7
Total investment funds	3,684.6	3,308.5
Total assets of consolidated investment entities	$10,120.6	$8,999.4

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,955.6	$5,161.6
Other liabilities	399.2	468.0
Total CLO entities	6,354.8	5,629.6
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	582.1	435.3
Total investment funds	582.1	435.3
Total liabilities of consolidated investment entities	$6,936.9	$6,064.9

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
(Dollar amounts in million, unless otherwise stated)

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. Refer to the Fair Value Measurement section of the Business, Basis of Presentation and Significant Accounting Policies Note in the Consolidated Financial Statements in Part II, Item 8. of the Company's Annual Report on Form 10-K.

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2014 and 2024, paying interest at LIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of June 30, 2014 and December 31, 2013, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $20.3 and $9.7, respectively. Less than 1% of the collateral assets were in default as of June 30, 2014 and December 31, 2013.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $171.6 and $139.6 as of June 30,

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

2014 and December 31, 2013, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
June 30, 2014
Assets:
CLO Investments	$19.8	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$5,955.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2013
Assets:
CLO Investments	$25.5	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$5,161.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Effective May 28, 2014, a certain CLO established a revolving line of credit of up to $60.0 bearing interest at LIBOR plus 140 basis points. The CLO may increase the line of credit up to $135.0. In addition, the lender has the discretion to further increase the line of credit to a maximum of $360.0. The line of credit is used for funding the purchase of loans for the CLO portfolio prior to the CLO's closing date. As of June 30, 2014, no draws have been made upon the line of credit.

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
(Dollar amounts in million, unless otherwise stated)

Investments in these funds typically may not be fully redeemed at NAV within 90 days because of inherent restriction on near term redemptions. Therefore, these investments are classified within Level 3 of the fair value hierarchy.

As of June 30, 2014 and December 31, 2013, certain private equity funds maintained revolving lines of credit of $400.0, which renew annually and bear interest at LIBOR/EURIBOR plus 225 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 350% asset coverage from the invested assets of the funds. As of June 30, 2014 and December 31, 2013, outstanding borrowings amount to $269.2 and $212.2, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Single Strategy Hedge Funds

As of June 30, 2014 and December 31, 2013, the Company acts as investment manager of a certain single strategy hedge fund (the "Fund") that seeks to achieve its investment objective by investing in all forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise ("Agency") backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits ("REMICs"). The Fund may also enter into repurchase and reverse repurchase agreements.

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

As of June 30, 2014 and December 31, 2013, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not derecognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - other liabilities. As of June 30, 2014 and December 31, 2013, outstanding financings amount to $243.8 and $147.5, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2014:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$574.1	$—	$—	$574.1
Corporate loans, at fair value using the fair value option	—	5,745.1	19.8	5,764.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	71.5	—	—	71.5
Limited partnerships/corporations, at fair value	—	718.9	2,873.0	3,591.9
Total assets, at fair value	$645.6	$6,464.0	$2,892.8	$10,002.4
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$5,955.6	$5,955.6
Total liabilities, at fair value	$—	$—	$5,955.6	$5,955.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended June 30, 2014 and June 30, 2013 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

For the six months ended June 30, 2014, $13.9 of investments held in a single strategy hedge fund were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. For the six months ended June 30, 2014, there were no transfers between Level 1 and Level 2. For the six months ended June 30, 2013 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2014 is presented in the table below:

	Fair Value as of April 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.0	$0.1	$—	$(5.3)	$—	$—	$19.8
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,752.5	215.6	224.7	(319.8)	—	—	2,873.0
Total assets, at fair value	$2,777.5	$215.7	$224.7	$(325.1)	$—	$—	$2,892.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,525.5	$(38.0)	$525.9	$(57.8)	$—	$—	$5,955.6
Total liabilities, at fair value	$5,525.5	$(38.0)	$525.9	$(57.8)	$—	$—	$5,955.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.3	$—	$(6.0)	$—	$—	$19.8
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	215.0	229.8	(319.8)	13.9	—	2,873.0
Total assets, at fair value	$2,759.6	$215.3	$229.8	$(325.8)	$13.9	$—	$2,892.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$(36.9)	$935.3	$(104.4)	$—	$—	$5,955.6
Total liabilities, at fair value	$5,161.6	$(36.9)	$935.3	$(104.4)	$—	$—	$5,955.6

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2013 is presented in the table below:

	Fair Value as of April 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,980.7	$66.1	$202.5	$(261.6)	$—	$—	$2,987.7
Total assets, at fair value	$2,980.7	$66.1	$202.5	$(261.6)	$—	$—	$2,987.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$4,448.1	$35.8	$465.1	$(67.7)	$—	$—	$4,881.3
Total liabilities, at fair value	$4,448.1	$35.8	$465.1	$(67.7)	$—	$—	$4,881.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2013 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	$2,931.2	$50.0	$268.8	$(262.3)	$—	$—	$2,987.7
Total assets, at fair value	$2,931.2	$50.0	$268.8	$(262.3)	$—	$—	$2,987.7
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$3,829.4	$39.3	$1,081.2	$(68.6)	$—	$—	$4,881.3
Total liabilities, at fair value	$3,829.4	$39.3	$1,081.2	$(68.6)	$—	$—	$4,881.3

Deconsolidation of Certain Investment Entities

During the three and six months ended June 30, 2014 and 2013, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2014 and December 31, 2013, the Company did not hold any ownership interests in these unconsolidated CLOs.

The following table presents the carrying amounts of total assets and liabilities of the CLOs in which the Company has concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the CLO and (ii) other commitments and guarantees to the CLO.

	June 30, 2014	December 31, 2013
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,365.8	1,640.4
Liabilities of nonconsolidated investment entities	1,402.5	1,639.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Retirement Solutions

The Retirement Solutions business provides its products through two segments: Retirement and Annuities. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets, as well as rollover IRAs and other retail financial products. The Annuities segment primarily provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels.

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

Insurance Solutions

The Insurance Solutions business provides its products through two segments: Individual Life and Employee Benefits. The Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term products, distributed through independent channels to meet the needs of a broad range of customers from the middle market through affluent market segments. The Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

Corporate

Corporate includes corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, such as certain expenses and liabilities of employee benefit plans and intercompany eliminations.

Closed Blocks

Closed Blocks include the Closed Block Variable Annuity ("CBVA"), Closed Block Institutional Spread Products and Closed Block Other segments, which are in run-off. CBVA and Closed Block Institutional Spread Products (which issues guaranteed investment contracts and funding agreements) are no longer being actively marketed and sold, but are managed to protect regulatory and rating agency capital from equity market movements. The Closed Block Other segment mainly consists of the contingent consideration and loss related to the 2010 sale of three of the Company’s broker dealers, and the amortization of the deferred gain related to the divestment of Group Reinsurance in 2010 via reinsurance and the Individual Reinsurance segment that was divested in 2004 via reinsurance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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

•	Income (loss) related to businesses exited through reinsurance or divestment;

•	Income (loss) attributable to noncontrolling interests;

•	Income (loss) related to early extinguishment of debt;

•	Impairment of goodwill, value of management contract rights and value of customer relationships acquired;

•	Immediate recognition of net actuarial gains (losses) related to the Company’s pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments; and

•
Other items, including restructuring expenses (severance, lease write-offs, etc.), certain third-party expenses and deal incentives related to the divestment of the Company by ING Group, and expenses associated with the rebranding of Voya Financial, Inc. from ING U.S., Inc.

Operating earnings before income taxes also does not reflect the results of operations of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Retirement Solutions:
Retirement	$135.8	$132.1	$250.7	$269.9
Annuities	64.2	59.5	119.0	113.8
Investment Management	54.9	41.1	104.7	71.2
Insurance Solutions:
Individual Life	63.4	40.0	94.5	90.8
Employee Benefits	37.8	34.1	54.7	46.5
Total Ongoing Businesses	356.1	306.8	623.6	592.2
Corporate	(38.3)	(52.8)	(75.6)	(102.9)
Closed Blocks:
Closed Block Institutional Spread Products	6.6	10.9	12.0	33.0
Closed Block Other	3.9	7.1	(0.6)	6.4
Closed Blocks	10.5	18.0	11.4	39.4
Total operating earnings before income taxes	$328.3	$272.0	$559.4	$528.7

Adjustments:
Closed Block Variable Annuity	(84.1)	(338.4)	(63.9)	(815.5)
Net investment gains (losses) and related charges and adjustments	73.0	0.8	130.6	42.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(20.3)	32.4	(13.9)	35.5
Loss related to businesses exited through reinsurance or divestment	(26.9)	(17.0)	(37.4)	(33.9)
Income (loss) attributable to noncontrolling interests	166.6	(3.1)	180.1	(16.6)
Other adjustments to operating earnings	(17.6)	(21.9)	(33.6)	(30.3)
Income (loss) before income taxes	$419.0	$(75.2)	$721.3	$(289.5)

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
(Dollar amounts in million, unless otherwise stated)

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

Operating revenues also do not reflect the revenues of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment.

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Retirement Solutions:
Retirement	$592.9	$596.9	$1,191.4	$1,180.1
Annuities	330.8	304.0	685.2	611.6
Investment Management	163.2	148.6	323.7	280.5
Insurance Solutions:
Individual Life	699.9	694.8	1,392.1	1,381.9
Employee Benefits	342.5	311.7	681.4	629.8
Total Ongoing Businesses	2,129.3	2,056.0	4,273.8	4,083.9
Corporate	23.6	7.9	48.9	25.0
Closed Blocks:
Closed Block Institutional Spread Products	17.0	26.3	34.6	64.6
Closed Block Other	7.0	7.3	15.0	14.5
Closed Blocks	24.0	33.6	49.6	79.1
Total operating revenues	$2,176.9	$2,097.5	$4,372.3	$4,188.0

Adjustments:
Closed Block Variable Annuity	112.1	(60.3)	396.7	(504.3)
Net realized investment gains (losses) and related charges and adjustments	67.0	(41.9)	116.6	(11.5)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(24.3)	70.1	(48.2)	90.7
Revenues related to businesses exited through reinsurance or divestment	66.9	(55.8)	85.9	(67.9)
Revenues (loss) attributable to noncontrolling interests	219.1	60.9	279.9	101.2
Other adjustments to operating revenues	80.4	70.1	165.8	163.0
Total revenues	$2,698.1	$2,140.6	$5,369.0	$3,959.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment management intersegment revenues	$39.0	$39.9	$78.3	$79.2

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2014	December 31, 2013
Retirement Solutions:
Retirement	$97,612.1	$92,336.7
Annuities	27,023.1	26,528.3
Investment Management	458.6	463.3
Insurance Solutions:
Individual Life	26,416.5	25,592.2
Employee Benefits	2,648.5	2,518.5
Total Ongoing Businesses	154,158.8	147,439.0
Corporate	4,210.8	4,802.8
Closed Blocks:
Closed Block Variable Annuity	50,186.6	49,483.5
Closed Block Institutional Spread Products	2,536.6	3,390.1
Closed Block Other	7,582.1	7,586.5
Closed Blocks	60,305.3	60,460.1
Total assets of segments	218,674.9	212,701.9
Noncontrolling interest	9,403.1	8,321.3
Total assets	$228,078.0	$221,023.2

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Lion Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company at June 30, 2014 and December 31, 2013, their results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and their statements of cash flows for the six months ended June 30, 2014 and 2013.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018 and the 5.7% senior notes due 2043 (collectively, the "Senior Notes") and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the "Junior Subordinated Notes") are fully and unconditionally guaranteed by Lion Holdings, a 100% owned subsidiary of the Company. No other subsidiary of Voya Financial, Inc. guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of all amounts due and payable. In the event that Lion Holdings does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Lion Holdings for all amounts due and payable. See the Insurance Subsidiaries Note to these Condensed Consolidated Financial Statements for information on any significant restrictions on the ability of the Parent Issuer or Subsidiary Guarantor to obtain funds from its subsidiaries by dividend or return of capital.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,939.6	$(15.3)	$70,924.3
Fixed maturities, at fair value using the fair value option	—	—	3,538.7	—	3,538.7
Equity securities, available-for-sale, at fair value	83.8	—	189.7	—	273.5
Short-term investments	—	—	775.9	—	775.9
Mortgage loans on real estate, net of valuation allowance	—	—	9,491.4	—	9,491.4
Policy loans	—	—	2,113.7	—	2,113.7
Limited partnerships/corporations	—	—	343.9	—	343.9
Derivatives	61.1	—	1,196.4	(162.9)	1,094.6
Investments in subsidiaries	16,388.0	13,030.9	—	(29,418.9)	—
Other investments	—	3.9	116.3	—	120.2
Securities pledged	—	—	1,145.1	—	1,145.1
Total investments	16,532.9	13,034.8	89,850.7	(29,597.1)	89,821.3
Cash and cash equivalents	879.1	1.4	2,261.5	—	3,142.0
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	592.6	(20.1)	603.2
Accrued investment income	—	—	906.5	—	906.5
Reinsurance recoverable	—	—	6,637.1	—	6,637.1
Deferred policy acquisition costs and Value of business acquired	—	—	4,511.2	—	4,511.2
Sales inducements to contract holders	—	—	241.5	—	241.5
Current income taxes	14.4	(12.5)	3.2	—	5.1
Goodwill and other intangible assets	—	—	303.2	—	303.2
Loans to subsidiaries and affiliates	267.3	—	0.3	(267.6)	—
Due from subsidiaries and affiliates	11.9	0.8	13.1	(25.8)	—
Other assets	55.0	—	1,083.8	(0.7)	1,138.1
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,591.9	—	3,591.9
Cash and cash equivalents	—	—	645.6	—	645.6
Corporate loans, at fair value using the fair value option	—	—	5,764.9	—	5,764.9
Other assets	—	—	118.2	—	118.2
Assets held in separate accounts	—	—	110,648.2	—	110,648.2
Total assets	$17,791.3	$13,024.5	$227,173.5	$(29,911.3)	$228,078.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,675.5	$—	$14,675.5
Contract owner account balances	—	—	69,749.0	—	69,749.0
Payables under securities loan agreement, including collateral held	—	—	904.9	—	904.9
Short-term debt with affiliates	—	225.3	42.0	(267.3)	—
Long-term debt	2,996.9	515.0	18.6	(15.3)	3,515.2
Funds held under reinsurance agreements	—	—	1,167.6	—	1,167.6
Derivatives	101.8	—	979.3	(162.9)	918.2
Pension and other post-employment provisions	—	—	464.7	—	464.7
Deferred income taxes	(208.8)	—	791.0	—	582.2
Due to subsidiaries and affiliates	11.9	1.2	(2.3)	(10.8)	—
Other liabilities	71.4	15.1	1,201.9	(36.1)	1,252.3
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	5,955.6	—	5,955.6
Other liabilities	—	—	981.3	—	981.3
Liabilities related to separate accounts	—	—	110,648.2	—	110,648.2
Total liabilities	2,973.2	756.6	207,577.3	(492.4)	210,814.7
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,818.1	12,267.9	17,151.0	(29,418.9)	14,818.1
Noncontrolling interest	—	—	2,445.2	—	2,445.2
Total shareholders' equity	14,818.1	12,267.9	19,596.2	(29,418.9)	17,263.3
Total liabilities and shareholders' equity	$17,791.3	$13,024.5	$227,173.5	$(29,911.3)	$228,078.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

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
(Dollar amounts in million, unless otherwise stated)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5.1	$0.1	$1,118.2	$(2.5)	$1,120.9
Fee income	—	—	897.3	—	897.3
Premiums	—	—	629.4	—	629.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(2.6)	—	(2.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(2.5)	—	(2.5)
Other net realized capital gains (losses)	(5.4)	0.7	(359.3)	—	(364.0)
Total net realized capital gains (losses)	(5.4)	0.7	(361.8)	—	(366.5)
Other revenue	0.7	0.2	110.1	(0.7)	110.3
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	300.5	—	300.5
Changes in fair value related to collateralized loan obligations	—	—	6.2	—	6.2
Total revenues	0.4	1.0	2,699.9	(3.2)	2,698.1
Benefits and expenses:
Policyholder benefits	—	—	811.2	—	811.2
Interest credited to contract owner account balance	—	—	494.0	—	494.0
Operating expenses	0.8	0.1	758.1	(0.7)	758.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	115.7	—	115.7
Interest expense	37.6	11.0	1.4	(2.5)	47.5
Operating expenses related to consolidated investment entities:
Interest expense	—	—	49.5	—	49.5
Other expense	—	—	2.9	—	2.9
Total benefits and expenses	38.4	11.1	2,232.8	(3.2)	2,279.1
Income (loss) before income taxes	(38.0)	(10.1)	467.1	—	419.0
Income tax expense (benefit)	—	(2.0)	11.0	(2.9)	6.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(38.0)	(8.1)	456.1	2.9	412.9
Equity in earnings (losses) of subsidiaries, net of tax	284.3	123.9	—	(408.2)	—
Net income (loss) including noncontrolling interest	246.3	115.8	456.1	(405.3)	412.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	166.6	—	166.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$246.3	$115.8	$289.5	$(405.3)	$246.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.1	$0.1	$2,263.1	$(3.8)	$2,266.5
Fee income	—	—	1,829.1	—	1,829.1
Premiums	—	—	1,230.3	—	1,230.3
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(5.9)	—	(5.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(5.8)	—	(5.8)
Other net realized capital gains (losses)	(4.8)	0.7	(547.2)	—	(551.3)
Total net realized capital gains (losses)	(4.8)	0.7	(553.0)	—	(557.1)
Other revenue	1.6	0.2	215.6	(1.6)	215.8
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	382.0	—	382.0
Changes in fair value related to collateralized loan obligations	—	—	2.4	—	2.4
Total revenues	3.9	1.0	5,369.5	(5.4)	5,369.0
Benefits and expenses:
Policyholder benefits	—	—	1,676.2	—	1,676.2
Interest credited to contract owner account balance	—	—	987.1	—	987.1
Operating expenses	2.3	0.1	1,547.0	(1.6)	1,547.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	241.8	—	241.8
Interest expense	74.8	21.5	2.6	(3.8)	95.1
Operating expenses related to consolidated investment entities:
Interest expense	—	—	95.7	—	95.7
Other expense	—	—	4.0	—	4.0
Total benefits and expenses	77.1	21.6	4,554.4	(5.4)	4,647.7
Income (loss) before income taxes	(73.2)	(20.6)	815.1	—	721.3
Income tax expense (benefit)	—	1.3	33.1	2.4	36.8
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(73.2)	(21.9)	782.0	(2.4)	684.5
Equity in earnings (losses) of subsidiaries, net of tax	577.6	138.2	—	(715.8)	—
Net income (loss) including noncontrolling interest	504.4	116.3	782.0	(718.2)	684.5
Less: Net income (loss) attributable to noncontrolling interest	—	—	180.1	—	180.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$504.4	$116.3	$601.9	$(718.2)	$504.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$0.2	$—	$1,112.6	$(0.6)	$1,112.2
Fee income	—	—	909.7	—	909.7
Premiums	—	—	474.8	—	474.8
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(9.7)	—	(9.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(2.5)	—	(2.5)
Net other-than-temporary impairments recognized in earnings	—	—	(7.2)	—	(7.2)
Other net realized capital gains (losses)	—	—	(558.7)	—	(558.7)
Total net realized capital gains (losses)	—	—	(565.9)	—	(565.9)
Other revenue	0.7	—	107.7	(2.3)	106.1
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	166.8	—	166.8
Changes in fair value related to collateralized loan obligations	—	—	(63.1)	—	(63.1)
Total revenues	0.9	—	2,142.6	(2.9)	2,140.6
Benefits and expenses:
Policyholder benefits	—	—	711.0	—	711.0
Interest credited to contract owner account balance	—	—	518.9	—	518.9
Operating expenses	4.2	—	768.3	(2.3)	770.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	124.5	—	124.5
Interest expense	28.9	14.3	1.2	(0.6)	43.8
Operating expenses related to consolidated investment entities:
Interest expense	—	—	43.4	—	43.4
Other expense	—	—	4.0	—	4.0
Total benefits and expenses	33.1	14.3	2,171.3	(2.9)	2,215.8
Income (loss) before income taxes	(32.2)	(14.3)	(28.7)	—	(75.2)
Income tax expense (benefit)	(1.5)	2.8	8.8	—	10.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(30.7)	(17.1)	(37.5)	—	(85.3)
Equity in earnings (losses) of subsidiaries, net of tax	(51.5)	575.4	—	(523.9)	—
Net income (loss) including noncontrolling interest	(82.2)	558.3	(37.5)	(523.9)	(85.3)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(3.1)	—	(3.1)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(82.2)	$558.3	$(34.4)	$(523.9)	$(82.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$25.2	$0.1	$2,286.9	$(1.3)	$2,310.9
Fee income	—	—	1,801.6	—	1,801.6
Premiums	—	—	946.7	—	946.7
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(21.3)	—	(21.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(3.1)	—	(3.1)
Net other-than-temporary impairments recognized in earnings	—	—	(18.2)	—	(18.2)
Other net realized capital gains (losses)	—	—	(1,422.5)	—	(1,422.5)
Total net realized capital gains (losses)	—	—	(1,440.7)	—	(1,440.7)
Other revenue	2.8	0.3	203.8	(5.2)	201.7
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	211.0	—	211.0
Changes in fair value related to collateralized loan obligations	—	—	(72.0)	—	(72.0)
Total revenues	28.0	0.4	3,937.3	(6.5)	3,959.2
Benefits and expenses:
Policyholder benefits	—	—	1,251.5	—	1,251.5
Interest credited to contract owner account balance	—	—	1,039.8	—	1,039.8
Operating expenses	6.9	—	1,527.6	(5.2)	1,529.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	255.0	—	255.0
Interest expense	56.3	29.8	3.4	(1.3)	88.2
Operating expenses related to consolidated investment entities:
Interest expense	—	—	80.2	—	80.2
Other expense	—	—	4.7	—	4.7
Total benefits and expenses	63.2	29.8	4,162.2	(6.5)	4,248.7
Income (loss) before income taxes	(35.2)	(29.4)	(224.9)	—	(289.5)
Income tax expense (benefit)	(3.5)	(2.9)	27.7	—	21.3
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31.7)	(26.5)	(252.6)	—	(310.8)
Equity in earnings (losses) of subsidiaries, net of tax	(262.5)	356.0	—	(93.5)	—
Net income (loss) including noncontrolling interest	(294.2)	329.5	(252.6)	(93.5)	(310.8)
Less: Net income (loss) attributable to noncontrolling interest	—	—	(16.6)	—	(16.6)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(294.2)	$329.5	$(236.0)	$(93.5)	$(294.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$246.3	$115.8	$456.1	$(405.3)	$412.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	879.1	616.1	880.0	(1,496.1)	879.1
Other-than-temporary impairments	8.7	6.3	8.7	(15.0)	8.7
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	884.3	621.6	885.2	(1,506.8)	884.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	309.1	217.2	309.5	(526.7)	309.1
Other comprehensive income (loss), after tax	575.2	404.4	575.7	(980.1)	575.2
Comprehensive income (loss)	821.5	520.2	1,031.8	(1,385.4)	988.1
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	166.6	—	166.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$821.5	$520.2	$865.2	$(1,385.4)	$821.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$504.4	$116.3	$782.0	$(718.2)	$684.5
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,989.2	1,383.8	1,993.2	(3,377.0)	1,989.2
Other-than-temporary impairments	24.3	19.5	24.3	(43.8)	24.3
Pension and other postretirement benefits liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	2,006.6	1,401.7	2,010.6	(3,412.3)	2,006.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	703.0	491.3	703.0	(1,194.3)	703.0
Other comprehensive income (loss), after tax	1,303.6	910.4	1,307.6	(2,218.0)	1,303.6
Comprehensive income (loss)	1,808.0	1,026.7	2,089.6	(2,936.2)	1,988.1
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	180.1	—	180.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,808.0	$1,026.7	$1,909.5	$(2,936.2)	$1,808.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(82.2)	$558.3	$(37.5)	$(523.9)	$(85.3)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,110.3)	(1,521.2)	(2,111.7)	3,632.9	(2,110.3)
Other-than-temporary impairments	20.4	9.5	20.4	(29.9)	20.4
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.5)	4.3	(3.4)
Other comprehensive income (loss), before tax	(2,093.3)	(1,512.5)	(2,094.8)	3,607.3	(2,093.3)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(728.3)	(525.0)	(728.8)	1,253.8	(728.3)
Other comprehensive income (loss), after tax	(1,365.0)	(987.5)	(1,366.0)	2,353.5	(1,365.0)
Comprehensive income (loss)	(1,447.2)	(429.2)	(1,403.5)	1,829.6	(1,450.3)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	(3.1)	—	(3.1)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$(1,447.2)	$(429.2)	$(1,400.4)	$1,829.6	$(1,447.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(294.2)	$329.5	$(252.6)	$(93.5)	$(310.8)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,510.2)	(1,658.2)	(2,509.5)	4,167.7	(2,510.2)
Other-than-temporary impairments	31.3	16.4	31.3	(47.7)	31.3
Pension and other postretirement benefits liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	(2,485.8)	(1,643.4)	(2,485.1)	4,128.5	(2,485.8)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(862.9)	(569.9)	(862.6)	1,432.5	(862.9)
Other comprehensive income (loss), after tax	(1,622.9)	(1,073.5)	(1,622.5)	2,696.0	(1,622.9)
Comprehensive income (loss)	(1,917.1)	(744.0)	(1,875.1)	2,602.5	(1,933.7)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	(16.6)	—	(16.6)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$(1,917.1)	$(744.0)	$(1,858.5)	$2,602.5	$(1,917.1)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(33.0)	$57.7	$1,868.7	$(76.0)	$1,817.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,095.4	—	6,095.4
Equity securities, available-for-sale	8.7	13.0	37.4	—	59.1
Mortgage loans on real estate	—	—	639.7	—	639.7
Limited partnerships/corporations	—	—	52.0	—	52.0
Acquisition of:
Fixed maturities	—	—	(6,052.3)	—	(6,052.3)
Equity securities, available-for-sale	(11.7)	—	(1.8)	—	(13.5)
Mortgage loans on real estate	—	—	(818.6)	—	(818.6)
Limited partnerships/corporations	—	—	(170.9)	—	(170.9)
Short-term investments, net	—	—	272.2	—	272.2
Policy loans, net	—	—	33.3	—	33.3
Derivatives, net	10.1	—	(559.1)	—	(549.0)
Other investments, net	—	0.7	24.0	—	24.7
Sales from consolidated investments entities	—	—	1,790.0	—	1,790.0
Purchases within consolidated investment entities	—	—	(2,892.0)	—	(2,892.0)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	0.6	—	—	(0.6)	—
Net (issuance) maturity of short-term intercompany loans	(56.6)	—	—	56.6	—
Return of capital contributions and dividends from subsidiaries	797.0	690.0	—	(1,487.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	85.2	—	85.2
Purchases of fixed assets, net	—	—	(18.9)	—	(18.9)
Net cash provided by (used in) investing activities	598.1	532.7	(1,484.4)	(1,110.0)	(1,463.6)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,798.5	—	3,798.5
Maturities and withdrawals from investment contracts	—	—	(4,505.2)	—	(4,505.2)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities of more than three months	—	—	(0.6)	0.6	—
Net (repayments of) proceeds from short-term intercompany loans	—	99.9	(43.3)	(56.6)	—
Dividends to parent	—	—	(798.0)	798.0	—
Return of capital contributions to parent	—	(690.0)	(75.0)	765.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	191.0	—	191.0
Repayments of borrowings of consolidated investment entities	—	—	(38.7)	—	(38.7)
Contributions from (distributions to) participants in consolidated investment entities	—	—	828.0	—	828.0
Common stock acquired - Share repurchase	(289.4)	—	—	—	(289.4)
Share-based compensation	(14.8)	—	—	—	(14.8)
Dividends paid	(5.2)	—	—	—	(5.2)
Net cash provided by (used in) financing activities	(326.2)	(590.1)	(322.3)	1,186.0	(52.6)
Net increase (decrease) in cash and cash equivalents	238.9	0.3	62.0	—	301.2
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$879.1	$1.4	$2,261.5	$—	$3,142.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$145.6	$25.7	$1,155.6	$(37.0)	$1,289.9

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	7,714.4	—	7,714.4
Equity securities, available-for-sale	6.6	13.5	11.9	—	32.0
Mortgage loans on real estate	—	—	790.4	—	790.4
Limited partnerships/corporations	—	—	54.0	—	54.0
Acquisition of:
Fixed maturities	—	—	(10,478.1)	—	(10,478.1)
Equity securities, available-for-sale	(7.7)	—	(3.2)	—	(10.9)
Mortgage loans on real estate	—	—	(1,033.8)	—	(1,033.8)
Limited partnerships/corporations	—	—	(8.7)	—	(8.7)
Short-term investments, net	—	—	3,586.4	—	3,586.4
Policy loans, net	—	—	55.4	—	55.4
Derivatives, net	—	—	(1,293.4)	—	(1,293.4)
Other investments, net	—	—	11.5	—	11.5
Sales from consolidated investments entities	—	—	1,508.9	—	1,508.9
Purchases within consolidated investment entities	—	—	(2,027.2)	—	(2,027.2)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	1.8	—	—	(1.8)	—
Net maturity (issuance) of short-term intercompany loans	(58.5)	30.8	(18.0)	45.7	—
Return of capital contributions from subsidiaries	1,434.0	987.0	—	(2,421.0)	—
Capital contributions to subsidiaries	(2,062.0)	—	—	2,062.0	—
Collateral received (delivered), net	12.7	—	(799.7)	—	(787.0)
Purchases of fixed assets, net	—	—	(15.1)	—	(15.1)
Net cash provided by (used in) investing activities	(673.1)	1,031.3	(1,944.3)	(315.1)	(1,901.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in million, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,917.2	—	5,917.2
Maturities and withdrawals from investment contracts	—	—	(6,226.0)	—	(6,226.0)
Proceeds from issuance of debt with maturities of more than three months	1,748.4	—	0.5	—	1,748.9
Repayment of debt with maturities of more than three months	(1,370.3)	(350.0)	(688.4)	—	(2,408.7)
Short-term debt, net	(171.6)	—	—	—	(171.6)
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany loans with maturities of more than three months	—	—	(1.8)	1.8	—
Net (repayments of) proceeds from short-term intercompany loans	(12.8)	—	58.5	(45.7)	—
Dividends to parent	—	—	(37.0)	37.0	—
Return of capital contributions to parent	—	(987.0)	(1,434.0)	2,421.0	—
Contributions of capital from parent	—	280.0	1,782.0	(2,062.0)	—
Borrowings of consolidated investment entities	—	—	27.7	—	27.7
Repayments of borrowings of consolidated investment entities	—	—	(7.8)	—	(7.8)
Contributions from (distributions to) participants in consolidated investment entities	—	—	942.2	—	942.2
Proceeds from issuance of common stock, net	572.0	—	—	—	572.0
Net cash provided by (used in) financing activities	746.1	(1,057.0)	333.1	352.1	374.3
Net increase (decrease) in cash and cash equivalents	218.6	—	(455.6)	—	(237.0)
Cash and cash equivalents, beginning of period	357.5	0.4	1,428.9	—	1,786.8
Cash and cash equivalents, end of period	$576.1	$0.4	$973.3	$—	$1,549.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the term “Voya Financial, Inc.” refers to Voya Financial, Inc., and the terms "Company," "we," "our," and "us," refer to Voya Financial, Inc. and its subsidiaries. As of the date of this Quarterly Report on Form 10-Q, ING Group is our largest shareholder.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013 and financial condition as of June 30, 2014 and December 31, 2013. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Form 10-Q, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the "Note Concerning Forward-Looking Statements." Investors are directed to consider the risks and uncertainties discussed in this Item 2., as well as in other documents we filed with the Securities and Exchange Commission ("SEC").

Overview

We provide our principal products and services in three ongoing businesses—Retirement Solutions, Investment Management and Insurance Solutions—and report our results for these ongoing businesses through five segments.

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets. Our Retirement segment also provides rollover IRAs and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators ("TPAs"), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

•
Our Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent marketing organizations, independent broker-dealers, banks, independent insurance agents, pension professionals and affiliated broker-dealers.

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

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•
Our Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term products. Our customers range across a variety of age groups and income levels. We distribute our product offering through three main channels: our independent sales channel, our strategic distribution channel and our specialty markets channel. Our independent sales channel consists of a large network of independent general agents and marketing companies who interact with the majority of licensed independent life insurance agents in the United States. Our strategic distribution channel encompasses a network of independent managing directors who support a large team of producers who engage with our broker dealers to sell a range of products including our branded life, annuity and mutual funds. Finally, our specialty markets channel focuses on alternative distribution and consists of a large team of producers, in addition to banks, life insurance quote agencies and internet direct marketers.

•
Our Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. We reinsure substantially all of our new disability sales to a third-party. To distribute our products, we utilize brokers, consultants and TPAs. In the voluntary market, policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers.

In addition to our ongoing business, we also have Corporate Reporting and Closed Blocks segments. Corporate includes our corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, such as certain expenses and liabilities of employee benefit plans and intercompany eliminations.

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold, but are managed to protect regulatory and rating agency capital from equity market movements. The Closed Block Variable Annuity ("CBVA") segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued guaranteed investment contracts ("GICs") and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses, three broker dealers and Life Insurance Company of Georgia. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. In the short- to medium-term, this potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be affected adversely by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the recent financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjusts in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

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

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $87.7 billion as of June 30, 2014, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2014 will earn an average yield in the range of 4.00% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•
Certain of our products pay guaranteed minimum rates. For example, fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans, universal life ("UL") policies and individual fixed annuities include guaranteed minimum credited rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

•
Our CBVA segment provides certain guaranteed minimum benefits. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for these variable annuity guarantees, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. A prolonged low interest rate environment may also affect the perceived value of guaranteed minimum income benefits, which in turn may lead to a higher rate of annuitization of those products over time. For additional information on the CBVA segment’s sensitivity to interest rates, see the Quantitative and Qualitative Disclosure About Market Risk in Part I., Item 3. in this Form 10-Q for additional information.

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

110

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

Increasing Longevity and Aging of the U.S. Population

We believe that the increasing longevity and aging of the U.S. population will affect (i) the demand, types of and pricing for our products and (ii) the levels of our AUM and assets under administration ("AUA"). As the "baby boomer" generation prepares for a longer retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

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

Operating Measures

This MD&A includes discussion of operating earnings before income taxes and operating revenues, each of which is a measure that is not determined in accordance with U.S. GAAP, because our management uses these measures to manage our businesses and allocate our resources. We also discuss these measures generally because we believe that they provide our investors with useful information regarding our financial performance. In particular, these measures facilitate a comparison of period-to-period results without the effect of the volatility created by certain changes in the financial markets that affect our financial results as reported under U.S. GAAP. Other companies may use similarly titled non-U.S. GAAP financial measures that are calculated differently from the way we calculate such measures, and accordingly, our non-U.S. GAAP financial measures may not be comparable to similar measures used by other companies.

We also discuss certain operating measures, described below, as well as operating earnings before income taxes and operating revenues which provide useful information about our businesses and the operational factors underlying our financial performance. See the Segments Note to these Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to operating earnings before income taxes and the adjustments made to reconcile Total revenues to operating revenues.

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

Recent Transactions

On June 2, 2014 we entered into an agreement to outsource the actuarial valuation, modeling and hedging functions of our CBVA segment to Milliman, Inc. (“Milliman”). Under the agreement, Milliman will perform the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage the CBVA segment and retain full accountability for assumptions and methodologies, as well as the setting of the hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the CBVA segment.

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Revenues:
Net investment income	$1,120.9	$1,112.2	$2,266.5	$2,310.9
Fee income	897.3	909.7	1,829.1	1,801.6
Premiums	629.4	474.8	1,230.3	946.7
Net realized capital gains (losses)	(366.5)	(565.9)	(557.1)	(1,440.7)
Other revenue	110.3	106.1	215.8	201.7
Income (loss) related to consolidated investment entities:
Net investment income	300.5	166.8	382.0	211.0
Changes in fair value related to collateralized loan obligations	6.2	(63.1)	2.4	(72.0)
Total revenues	2,698.1	2,140.6	5,369.0	3,959.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,305.2	1,229.9	2,663.3	2,291.3
Operating expenses	758.3	770.2	1,547.8	1,529.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	115.7	124.5	241.8	255.0
Interest expense	47.5	43.8	95.1	88.2
Operating expenses related to consolidated investment entities:
Interest expense	49.5	43.4	95.7	80.2
Other expense	2.9	4.0	4.0	4.7
Total benefits and expenses	2,279.1	2,215.8	4,647.7	4,248.7
Income (loss) before income taxes	419.0	(75.2)	721.3	(289.5)
Income tax expense (benefit)	6.1	10.1	36.8	21.3
Net income (loss)	412.9	(85.3)	684.5	(310.8)
Less: Net income (loss) attributable to noncontrolling interest	166.6	(3.1)	180.1	(16.6)
Net income (loss) available to our common shareholders	$246.3	$(82.2)	$504.4	$(294.2)

The following table presents AUM and AUA as of the dates indicated:

	June 30,
($ in millions)	2014	2013
AUM and AUA
Retirement Solutions:
Retirement	$350,092.2	$317,216.6
Annuities	27,264.9	26,233.5
Investment Management	263,361.1	245,618.0
Insurance Solutions:
Individual Life	16,142.9	15,677.7
Employee Benefits	1,807.5	1,762.1
Eliminations/Other	(182,202.0)	(172,445.1)
Total Ongoing Businesses	476,466.6	434,062.8
Closed Blocks:
Closed Block Variable Annuity	45,390.4	43,359.3
Closed Block Institutional Spread Products	2,117.2	3,685.4
Closed Block Other	544.4	543.8
Total Closed Blocks	48,052.0	47,588.5
Total AUM and AUA	$524,518.6	$481,651.3

AUM	$283,458.5	$260,911.8
AUA	241,060.1	220,739.5
Total AUM and AUA	$524,518.6	$481,651.3

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated, and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Retirement Solutions:
Retirement	$135.8	$132.1	$250.7	$269.9
Annuities	64.2	59.5	119.0	113.8
Investment Management	54.9	41.1	104.7	71.2
Insurance Solutions:
Individual Life	63.4	40.0	94.5	90.8
Employee Benefits	37.8	34.1	54.7	46.5
Total Ongoing Business	356.1	306.8	623.6	592.2
Corporate	(38.3)	(52.8)	(75.6)	(102.9)
Closed Blocks:
Closed Block Institutional Spread Products	6.6	10.9	12.0	33.0
Closed Block Other	3.9	7.1	(0.6)	6.4
Total Closed Blocks (1)	10.5	18.0	11.4	39.4
Total operating earnings before income taxes	$328.3	$272.0	$559.4	$528.7

Adjustments:
Closed Block Variable Annuity	(84.1)	(338.4)	(63.9)	(815.5)
Net investment gains (losses) and related charges and adjustments	73.0	0.8	130.6	42.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(20.3)	32.4	(13.9)	35.5
Loss related to businesses exited through reinsurance or divestment	(26.9)	(17.0)	(37.4)	(33.9)
Income (loss) attributable to noncontrolling interests	166.6	(3.1)	180.1	(16.6)
Other adjustments to operating earnings	(17.6)	(21.9)	(33.6)	(30.3)
Income (loss) before income taxes	$419.0	$(75.2)	$721.3	$(289.5)
(1) Our CBVA segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Retirement Solutions:
Retirement	$592.9	$596.9	$1,191.4	$1,180.1
Annuities	330.8	304.0	685.2	611.6
Investment Management	163.2	148.6	323.7	280.5
Insurance Solutions:
Individual Life	699.9	694.8	1,392.1	1,381.9
Employee Benefits	342.5	311.7	681.4	629.8
Total Ongoing Business	2,129.3	2,056.0	4,273.8	4,083.9
Corporate	23.6	7.9	48.9	25.0
Closed Blocks:
Closed Block Institutional Spread Products	17.0	26.3	34.6	64.6
Closed Block Other	7.0	7.3	15.0	14.5
Total Closed Blocks(1)	24.0	33.6	49.6	79.1
Total operating revenues	$2,176.9	$2,097.5	$4,372.3	$4,188.0

Adjustments:
Closed Block Variable Annuity	112.1	(60.3)	396.7	(504.3)
Net realized investment gains (losses) and related charges and adjustments	67.0	(41.9)	116.6	(11.5)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(24.3)	70.1	(48.2)	90.7
Revenues related to businesses exited through reinsurance or divestment	66.9	(55.8)	85.9	(67.9)
Revenues (loss) attributable to noncontrolling interests	219.1	60.9	279.9	101.2
Other adjustments to operating revenues	80.4	70.1	165.8	163.0
Total revenues	$2,698.1	$2,140.6	$5,369.0	$3,959.2
(1) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating revenues.

Notable Items

We believe the following tables will help investors identify more easily some of the larger causes of changes in our Operating earnings before income taxes during the periods discussed. The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., Deferred policy acquisition costs ("DAC")/Value of business acquired ("VOBA") and other intangibles unlocking). There may be other items not included in the following table that caused increases (decreases) in Operating earnings before taxes for the periods presented. See the descriptions within the "Results of Operations" section for a more comprehensive discussion of the causes of changes in Operating earnings before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$10.3	$3.6	$(9.5)	$10.9
Net gain (loss) from Lehman Recovery	5.8	—	4.0	—

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Other-than-temporary impairments	$(2.5)	$(7.2)	$(5.8)	$(18.2)
CMO-B fair value adjustments(1)	53.9	(115.3)	119.2	(148.5)
Gains (losses) on the sale of securities	(7.6)	2.1	28.6	22.6
Other, including changes in the fair value of derivatives	22.4	81.0	(26.5)	147.1
Total investment gains (losses)	66.2	(39.4)	115.5	3.0
Net amortization of DAC/VOBA and other intangibles on above	6.1	43.7	13.8	56.6
Net investment gains (losses), including Closed Block Variable Annuity	72.3	4.3	129.3	59.6
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(0.7)	3.5	(1.3)	17.0
Net investment gains (losses)	$73.0	$0.8	$130.6	$42.6
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Gain (loss), excluding nonperformance risk	$(17.2)	$76.7	$(25.5)	$92.8
Gain (loss) due to nonperformance risk	(17.8)	(18.2)	(15.1)	(22.3)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(35.0)	58.5	(40.6)	70.5
Net amortization of DAC/VOBA and sales inducements	14.7	(26.1)	26.7	(35.0)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(20.3)	$32.4	$(13.9)	$35.5

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Income (Loss)

Net investment income increased $8.7 million from $1,112.2 million to $1,120.9 million primarily due to a higher earned rate on fixed interest options in our CBVA segment and higher investment income resulting from growth in fixed index annuity ("FIA") AUM in our Annuities segment. This was partially offset by lower investment income due to the impact of the continued low interest rate environment on reinvestment rates. In addition, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities ("Annual Reset/MYGAs") in our Annuities segment and decrease in block size in our Closed Block Institutional Spreads Products segment contributed to the offset.

Fee income decreased $12.4 million from $909.7 million to $897.3 million as a result of several factors, including lower unearned revenue amortization in our Employee Benefits segment and lower fee income in our Closed Block Variable Annuity segment as a result of higher attributable fees in reserves. These items were partially offset by an increase in fees in our Retirement and Annuities segments associated with higher AUM. In addition, higher fee income in our Individual Life segment was primarily due to higher unearned revenue amortization and increased cost of insurance fees on the aging inforce universal life block. Higher fee income in our Investment Management segment includes fees associated with affiliated and collateral loan obligation ("CLO") entities which are eliminated in consolidation.

Premiums increased $154.6 million from $474.8 million to $629.4 million primarily due to higher sales of immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher premiums in our Employee Benefits segment were primarily due to the effects of higher group stop loss and voluntary product sales in the first quarter of 2014.

Net realized capital losses decreased $199.4 million from $565.9 million to $366.5 million as a result of several factors. Changes in fair value of guaranteed benefit derivatives due to nonperformance risk resulted in a decrease in Net realized capital losses of $89.5 million, from a loss of $139.5 million to a loss of $50.0 million. Changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements and lower impairments also reduced the Net realized capital loss. Gains from market value changes and sales of securities associated with business reinsured are partially offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. These improvements were partially offset by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk, including those within our CBVA segment, and unfavorable derivative mark to market adjustments, which were both largely a result of interest rate movements. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

Excluding nonperformance risk, the result of changes in fair value of derivatives and guaranteed benefit derivatives in our CBVA segment resulted in a $16.7 million increase in Net realized capital losses, including an unfavorable variance of $450.4 million related to changes in guaranteed benefit derivatives, excluding nonperformance risk, mostly offset by changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, which improved by $433.7 million. The unfavorable variance was due to higher equity market appreciation partially offset by interest rate movements as described above as well as implied volatility. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Other revenue increased $4.2 million from $106.1 million to $110.3 million primarily due to changes in market value adjustments related to retirement plans and annuities upon surrender and higher income earned by our Retirement segment’s broker dealers for sales on non-proprietary products, which is partially offset by the corresponding higher broker-dealer expenses within Operating expenses. Partially offsetting the increase is lower revenue associated with our Closed Block Other segment.

Interest credited and other benefits to contract owners/policyholders increased $75.3 million from $1,229.9 million to $1,305.2 million primarily driven by an increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, which are partially offset by a corresponding amount recorded in Net realized capital gains (losses). Additionally, an increase in immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment contributed to the increase but are offset by the increase in Premiums described above. Additionally, an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the new Compass product. The increases were partially offset by favorable mortality resulting from improved severity in our Individual Life segment, reserve releases in our CBVA segment due to more favorable fund returns in the current period compared to the prior period, as well as declining contract owner account balances for our Closed Block Institutional Spread Products segment. In addition, higher interest credited due to an increase in FIA AUM was more than offset by a decline in AUM for Annual Reset/MYGAs due to continued runoff and lower crediting rates in our Annuities segment.

Operating expenses decreased $11.9 million from $770.2 million to $758.3 million as a result of several factors, including a decrease in Operating expenses in our Closed Block Other segment as result of lower letter of credit ("LOC") fees due to lower collateral requirements. In addition, lower LOC costs due to the termination of the contingent capital letter of credit facility supporting our CBVA segment during the second quarter of 2013, as well as expenses in the prior period related to the divestment of the Company by ING Group that did not recur, contributed to the decline. These decreases were partially offset by several items including investments in the business, higher expenses in the current period associated with rebranding and restructuring, higher share-based compensation and higher asset based commissions in the current period in our Retirement Solutions business.

Net amortization of DAC/VOBA decreased $8.8 million from $124.5 million to $115.7 million primarily due to a lower amortization rate and lower amortization on guaranteed benefit hedging gains (losses). In addition, favorable unlocking in the current period driven by the impact of favorable equity market performance was partially offset by higher amortization related to realized gains in our Retirement segment.

Interest expense increased $3.7 million from $43.8 million to $47.5 million primarily due to a change in debt structure over the course of the prior year. See a description of the change in debt structure under "Debt Securities."

Income (loss) before income taxes increased $494.2 million from a loss of $(75.2) million to income of $419.0 million as a result of several factors including lower net losses related to incurred guaranteed benefits and guarantee hedge and CHO programs in our CBVA segment, which improved by $150.7 million. Changes in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in an improvement of $89.5 million. Higher volumes in our Employee Benefits segment and improved margins in our Annuities and Investment Management segments also contributed to the improvement. In addition, favorable mortality results in our Individual Life segment due to improved severity, lower Operating expenses, lower Net amortization of DAC/VOBA and higher Net investment gains and income (loss) attributable to noncontrolling interests improved the overall result. The increases were partially offset by the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Income tax expense (benefit) decreased $4.0 million from $10.1 million to $6.1 million primarily due to decreases in tax capital gains. The effective tax rate is low as the tax expense on income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. However, tax capital gains (losses) are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense in the current and prior periods.

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $56.3 million from $272.0 million to $328.3 million as a result of several factors including favorable results in our Individual Life segment, improved margins in our Annuities segment, increased Fee income primarily due to higher AUM, higher volumes in our Employee Benefits segment, and a decrease in Net amortization of DAC/VOBA including higher favorable unlocking in the current period. These increases were partially offset by the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments increased $72.2 million from $0.8 million to $73.0 million primarily due to changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements and lower impairments. The increases were partially offset by losses on the sale of securities compared to gains in the prior period and unfavorable derivative mark to market adjustments due to changes in interest rates. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $52.7 million from $32.4 million to $(20.3) million primarily due to declining interest rates in the current period compared to rising interest rates in the prior period and equity market movements. Changes in the fair value of guaranteed benefit derivatives related to nonperformance risk were essentially flat, including losses of $17.8 million in the current period compared to losses of $18.2 million in the prior period.

Loss related to businesses exited through reinsurance or divestment increased $9.9 million from $17.0 million to $26.9 million primarily due to losses associated with a block of Retirement business that was reinsured during the current period, partially offset by lower costs associated with the business transferred via reinsurance from us to Hannover Re.

Other adjustments to operating earnings changed $4.3 million from $(21.9) million to $(17.6) million primarily due to costs related to the divestment of the Company by ING Group in the prior period that did not recur, partially offset by higher expenses associated with rebranding and restructuring.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income (Loss)

Net investment income decreased $44.4 million from $2,310.9 million to $2,266.5 million primarily due to lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates. In addition, the continuing run-off of Annual Reset/MYGAs in our Annuities segment and a decrease in block size in our Closed Block Institutional Spreads Products segment contributed to the decline. These decreases were partially offset by higher investment income on fixed interest options in our CBVA segment as a result of a higher earned rate and higher investment income resulting from growth in FIA AUM in our Annuities segment.

Fee income increased $27.5 million from $1,801.6 million to $1,829.1 million primarily due to an increase in fees in our Retirement, Annuities, Investment Management and CBVA segments associated with higher AUM. In addition, higher Fee income in our Individual Life segment was primarily due to increased cost of insurance fees on the aging in-force universal life block. Higher fees within our Investment Management segment, including fees associated with affiliated and CLO entities, are eliminated in consolidation.

Premiums increased $283.6 million from $946.7 million to $1,230.3 million primarily due to higher sales of immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher Premiums in our Employee Benefits segment were primarily due to increased group stop loss and voluntary product sales.

Net realized capital losses decreased $883.6 million from $1,440.7 million to $557.1 million as a result of several factors. Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment, as described below, resulted in a $516.7 million decrease in Net realized capital losses. Changes in fair value of guaranteed benefit derivatives due to nonperformance risk resulted in a decrease in Net realized capital losses of $232.5 million, from a loss of $250.3 million to a loss of $17.8 million. In addition, changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements and lower impairments reduced the Net realized capital loss. Gains from market value changes and sales of securities associated with business reinsured are partially offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. These improvements were partially offset by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business, and unfavorable derivative mark to market adjustments, which were both largely a result of interest rate movements. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

Excluding nonperformance risk, the result of changes in fair value of derivatives and guaranteed benefit derivatives in our CBVA segment resulted in a $516.7 million decrease in Net realized capital losses, including favorable changes in fair value of derivatives from our CBVA hedge and CHO program of $1,743.7 million, partially offset by an unfavorable variance of $1,227.0 million related to changes in guaranteed benefit derivatives, excluding nonperformance risk. The favorable variance was primarily due to interest rate movements as described above, in addition to implied volatility and lower equity market appreciation in the current period compared to the prior period. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Other revenue increased $14.1 million from $201.7 million to $215.8 million primarily due to changes in market value adjustments related to retirement plans and annuities upon surrender and higher income earned by our Retirement segment’s broker dealers for sales on non-proprietary products, which is partially offset by the corresponding higher broker-dealer expenses within Operating expenses. Partially offsetting the gain is lower revenue associated with our Closed Block Other segment.

Interest credited and other benefits to contract owners/policyholders increased $372.0 million from $2,291.3 million to $2,663.3 million primarily due to an increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, which are partially offset by a corresponding amount recorded in Net realized capital gains (losses). Additionally, an increase in immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment are offset by the increase in Premiums described above. Additionally, an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the new Compass product. An increase in reserves in our Individual Life segment resulted from unfavorable mortality, net of reinsurance on the universal life blocks and favorable incurred but not recorded ("IBNR") development in the prior period that did not repeat in the current period. The increases were partially offset by declining contract owner account balances for our Closed Block Institutional Spread Products segment. In addition, higher interest credited due to an increase in FIA AUM was more than offset by a decline in AUM for Annual Reset/MYGAs due to continued runoff and lower crediting rates in our Annuities segment.

Operating expenses increased $18.5 million from $1,529.3 million to $1,547.8 million primarily due to investments in the business, higher expenses from operating as a public company, increased costs in the current period related to rebranding and restructuring, higher share-based compensation and higher asset based commissions in the current period. A reduction in estimated variable compensation accruals in the prior period that did not repeat also contributed to the increase. These were partially offset by lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment during the second quarter of 2013 and a decrease in Operating expenses in our Closed Block Other segment as result of lower LOC fees due to lower collateral requirements.

Net amortization of DAC/VOBA decreased $13.2 million from $255.0 million to $241.8 million primarily due to a lower amortization rate, lower amortization on guaranteed benefit hedging gains (losses) and lower gross profits in our Individual Life segment, partially offset by unfavorable unlocking in our Retirement segment due to contract changes in the current period, and higher amortization our Employee Benefits segment resulting from terminated cases.

Interest expense increased $6.9 million from $88.2 million to $95.1 million primarily due to a change in debt structure over the course of the prior year. See a description of the change in debt structure under "Debt Securities."

Income (loss) before income taxes increased $1,010.8 million from $(289.5) million to $721.3 million as a result of several factors including lower net losses related to incurred guaranteed benefits and guarantee hedge and CHO programs in our CBVA segment, which improved by $365.5 million. Changes in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in a decrease in losses of $232.5 million. An increase in Fee income as a result of higher AUM, higher volumes in our Employee Benefits segment, and improved margins in our Annuities segment also contributed to the improvement. In addition, lower Net amortization of DAC/VOBA and higher Net investment gains and income (loss) attributable to noncontrolling interests improved the overall result. The increases were partially offset by higher Operating expenses, lower prepayment fee income, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Income tax expense (benefit) increased $15.5 million from $21.3 million to $36.8 million primarily due to increases in tax capital gains. The effective tax rate is low as the tax expense on income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. However, tax capital gains (losses) are generally not offset by changes in valuation allowances, which is the primary cause of the tax expense in the current and prior periods.

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $30.7 million from $528.7 million to $559.4 million as a result of several factors including improved margins in our Annuities and Investment Management segments, increased Fee income primarily due to higher AUM, higher volumes in our Employee Benefits segment, and a decrease in DAC/VOBA amortization rates in our Retirement and Annuities segments. These increases were partially offset by higher Operating expenses, lower prepayment fee income, unfavorable DAC/VOBA an other intangibles unlocking compared to the prior period, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments increased $88.0 million from $42.6 million to $130.6 million primarily due to changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements and lower impairments. The increases were offset by lower gains on the sale of securities and unfavorable derivative mark to market adjustments due to changes in interest rates. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $49.4 million from $35.5 million to $(13.9) million primarily due to declining interest rates in the current period compared to rising interest rates in the prior period and equity market movements. Changes in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in lower losses, including losses of $15.1 million in the current period compared to losses of $22.3 million in the prior period.

Loss related to businesses exited through reinsurance or divestment increased $3.5 million from $33.9 million to $37.4 million primarily due to losses associated with a block of Retirement business that was reinsured during the current period, partially offset by lower costs associated with the business transferred via reinsurance from us to Hannover Re.

Other adjustments to operating earnings changed $3.3 million from $(30.3) million to $(33.6) million primarily due to rebranding and restructuring in the current period, partially offset by costs related to the divestment of the Company by ING Group in the prior period that did not recur.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our ongoing businesses. The following table presents Operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating earnings before income taxes	$356.1	$306.8	$623.6	$592.2

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$10.3	$3.6	$(9.5)	$10.9

Ongoing Business - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating earnings before income taxes increased $49.3 million from $306.8 million to $356.1 million as a result of several factors including favorable results in our Individual Life segment, improved margins in our Annuities and Investment Management segments, increased Fee income primarily due to higher AUM, higher Premiums in our Employee Benefits segment, and a decrease in Net amortization of DAC/VOBA including higher favorable unlocking in the current period. These increases were partially offset by the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Ongoing Business - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating earnings before income taxes increased $31.4 million from $592.2 million to $623.6 million as a result of several factors including improved margins in our Annuities and Investment Management segments, increased Fee income primarily due to higher AUM, higher Premiums partially offset by an increase in reserves in our Employee Benefits segment, and a decrease in DAC/VOBA amortization rates in our Retirement and Annuities segments. These increases were partially offset by higher Operating expenses, lower prepayment fee income, unfavorable DAC/VOBA and other intangibles unlocking compared to the prior period, and the impact of the continued low interest rate environment on reinvestment rates across multiple segments.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$379.6	$388.8	$768.1	$777.7
Fee income	192.9	189.0	384.0	372.8
Premiums	3.4	3.8	4.1	4.3
Other revenue	17.0	15.3	35.2	25.3
Total operating revenues	592.9	596.9	1,191.4	1,180.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209.3	212.1	420.0	416.7
Operating expenses	217.3	210.0	443.3	414.0
Net amortization of DAC/VOBA	30.5	42.7	77.4	79.5
Total operating benefits and expenses	457.1	464.8	940.7	910.2
Operating earnings before income taxes	$135.8	$132.1	$250.7	$269.9

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$7.1	$(1.4)	$(4.2)	$1.6

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	June 30,
($ in millions)	2014	2013
Corporate markets	$42,499.1	$35,916.3
Tax-exempt markets (1)	53,910.8	49,451.5
Total full service plans	96,409.9	85,367.8
Stable value(2)	8,843.5	8,406.9
Individual market	3,174.8	2,702.4
Total AUM	108,428.2	96,477.1
AUA	241,664.0	220,739.5
Total AUM and AUA (1)	$350,092.2	$317,216.6
(1) Balances as of June 30, 2014 reflect a reduction of $908.8 million of assets transferred to reinsurer.
(2) Consists of assets where we are the investment manager.

	June 30,
($ in millions)	2014	2013
General Account (1)	$27,389.5	$27,700.9
Separate Account	60,119.8	52,609.7
Mutual Fund/Institutional Funds	20,918.9	16,166.5
AUA	241,664.0	220,739.5
Total AUM and AUA	$350,092.2	$317,216.6
(1) Balances as of June 30, 2014 reflect a reduction of $908.8 million of assets transferred to reinsurer.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$106,515.1	$95,602.3	$105,236.9	$90,471.2
Deposits	3,198.0	3,456.0	6,721.1	7,900.3
Surrenders, benefits and product charges	(3,220.4)	(3,014.4)	(6,699.1)	(6,039.3)
Net flows	(22.4)	441.6	22.0	1,861.0
Interest credited and investment performance	2,844.3	433.2	4,078.1	4,144.9
Transfer to reinsurer	(908.8)	—	(908.8)	—
Balance as of end of period	$108,428.2	$96,477.1	$108,428.2	$96,477.1

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the “Second Quarter Reinsurance Transaction”). This transaction is accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the second quarter of 2014, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above. The Second Quarter Reinsurance Transaction reduced Operating earnings before income taxes by approximately $2 million in the second quarter of 2014.

Retirement - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains decreased $9.2 million from $388.8 million to $379.6 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period. Excluding the impact of this transaction, investment income was essentially flat with increases in investment income due to growth of general account assets offset by lower investment yields on the CMO-B portfolio as well as other securities. Investment income on the CMO-B portfolio was lower due primarily to portfolio turnover, as reinvestment rates were lower than the yields of the investments that matured.

Fee income increased $3.9 million from $189.0 million to $192.9 million primarily due to increases in full service retirement plan fees partially offset by lower fees for the recordkeeping business. The increase in full service retirement plan fees was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Other revenue increased $1.7 million from $15.3 million to $17.0 million primarily due to increase in broker-dealer revenues and changes in market value adjustments related to retirement plans upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $2.8 million from $212.1 million to $209.3 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period, along with a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment. This was partially offset by growth in general account liabilities, which corresponds to the growth in general account assets.

Operating expenses increased $7.3 million from $210.0 million to $217.3 million primarily due investments in the business, higher asset based commissions in the current period and higher share-based compensation. This was offset by decreased recordkeeping expenses, due to terminated contracts, and for lower expenses in the current period from the impact of the Second Quarter Reinsurance Transaction.

Net amortization of DAC/VOBA decreased $12.2 million from $42.7 million to $30.5 million primarily due to favorable unlocking in the current period, driven by the impact of equity market performance, compared to unfavorable unlocking in the prior period. In addition, amortization was lower in the current period due to a reduced amortization rate and lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes increased $3.7 million from $132.1 million to $135.8 million primarily driven by favorable DAC/VOBA unlocking in the current period and increases in Fee income and Other revenue related to full service retirement plans, partially offset by an increase in Operating expenses driven by investments in the business and higher asset based commissions.

Retirement - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains decreased $9.6 million from $777.7 million to $768.1 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period. Excluding the impact of reinsurance, investment income was essentially flat as increases in investment income, due to growth of general account assets, were offset by lower prepayment income and lower investment yields on the CMO-B portfolio and other securities in the current period. Investment income on the CMO-B portfolio was lower due primarily to portfolio turnover, as reinvestment rates were lower than the yields of the investments that matured.

Fee income increased $11.2 million from $372.8 million to $384.0 million primarily due to increases in full service retirement plan fees partially offset by lower fees for the recordkeeping business. The increase in full service retirement plan fees was driven by net increases in separate account and institutional/mutual fund AUM. These increases were partially offset by a decrease in other recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Other revenue increased $9.9 million from $25.3 million to $35.2 million primarily due to changes in market value adjustments related to retirement plans upon surrender and an increase in broker-dealer revenue.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $3.3 million from $416.7 million to $420.0 million primarily due to an increase in general account liabilities, which corresponds to the increase in general account assets. General account assets increased due to participants transferring funds from variable investment options into fixed investment options. This increase was partially offset by a decrease in the average credited rates due to actions taken in January 2014 to reflect the continuing low interest rate environment and due to the impact of the Second Quarter Reinsurance Transaction in the current period.

Operating expenses increased $29.3 million from $414.0 million to $443.3 million primarily due to investments in the business, higher expenses from operating as a public company, higher asset based commissions in the current period, and a reduction in estimated variable compensation accruals in the prior period that did not repeat. This was partially offset by lower expenses in the current period due to the impact of the Second Quarter Reinsurance Transaction.

Net amortization of DAC/VOBA decreased $2.1 million from $79.5 million to $77.4 million primarily due to a decrease in the amortization rate in the current period offset by unfavorable DAC unlocking in the current period due primarily to contract changes.

Operating earnings before income taxes

Operating earnings before income taxes decreased $19.2 million from $269.9 million to $250.7 million primarily driven by increases in Operating expenses, unfavorable DAC/VOBA and other intangible unlocking and increased Interest credited and other benefits to contract owners/policyholders. The unfavorable variances were offset by increases in Fee income and Other revenues related to full service retirement plans.

Retirement Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$275.8	$283.5	$546.4	$570.6
Fee income	14.2	11.2	27.4	21.1
Premiums	35.5	6.7	101.6	14.5
Other revenue	5.3	2.6	9.8	5.4
Total operating revenues	330.8	304.0	685.2	611.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	197.4	183.9	427.2	368.3
Operating expenses	36.6	32.2	72.1	63.2
Net amortization of DAC/VOBA	32.6	28.4	66.9	66.3
Total operating benefits and expenses	266.6	244.5	566.2	497.8
Operating earnings before income taxes	$64.2	$59.5	$119.0	$113.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$6.5	$9.9	$9.7	$16.9

The following table presents AUM for our Annuities segment as of the dates indicated:

	June 30,
($ in millions)	2014	2013
AUM:
General account	$22,614.5	$22,647.3
Separate account	825.3	770.0
Mutual funds	3,825.1	2,816.2
Total AUM	$27,264.9	$26,233.5

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$26,967.6	$26,228.0	$26,646.7	$26,101.1
Deposits	796.9	624.6	1,658.5	1,179.4
Surrenders, benefits and product charges	(888.7)	(868.3)	(1,695.5)	(1,643.4)
Net flows	(91.8)	(243.7)	(37.0)	(464.0)
Interest credited and investment performance	389.1	249.2	655.2	596.4
Balance as of end of period	$27,264.9	$26,233.5	$27,264.9	$26,233.5

Annuities - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains decreased $7.7 million from $283.5 million to $275.8 million primarily due to lower investment income on the CMO-B portfolio, lower prepayment income, the impact of the continuing runoff of the Annual Reset/MYGAs and reductions in required capital. Partially offsetting these items was higher investment income resulting from the growth in FIAs.

Fee income increased $3.0 million from $11.2 million to $14.2 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased 32% from $2.8 billion in the second quarter of 2013 to $3.7 billion in in the second quarter of 2014 due to positive net flows and market performance.

Premiums increased $28.8 million from $6.7 million to $35.5 million primarily due to higher premiums in immediate annuities with life contingencies.

Other revenue increased $2.7 million from $2.6 million to $5.3 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $13.5 million from $183.9 million to $197.4 million primarily due to an increase in immediate annuities with life contingencies and an increase in FIA AUM. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs and lower amortization on sales inducements. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $4.4 million from $32.2 million to $36.6 million primarily due to higher FIA and mutual fund commissions.

Net amortization of DAC/VOBA increased $4.2 million from $28.4 million to $32.6 million primarily due to lower favorable unlocking in the current period partially offset by lower amortization rates resulting from an update to margin projections in third quarter 2013.

Operating earnings before income taxes

Operating earnings before income taxes increased $4.7 million from $59.5 million to $64.2 million as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, an increase in Fee income and higher Other revenues. Partially offsetting these items was lower Net investment income due to lower portfolio yields, higher Operating expenses and higher Net amortization of DAC/VOBA.

Annuities - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains decreased $24.2 million from $570.6 million to $546.4 million primarily due to lower investment income on the CMO-B portfolio, lower prepayment fee income and the impact of the continuing runoff of the Annual Reset/MYGAs and reductions in required capital. Partially offsetting these items were higher investment income resulting from the growth in FIAs.

Fee income increased $6.3 million from $21.1 million to $27.4 million primarily due to growth in assets of mutual fund custodial products.

Premiums increased $87.1 million from $14.5 million to $101.6 million primarily due to higher premiums in immediate annuities with life contingencies.

Other revenue increased $4.4 million from $5.4 million to $9.8 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $58.9 million from $368.3 million to $427.2 million primarily driven by the increase in immediate annuities with life contingencies and an increase in FIA AUM. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs and lower amortization on sales inducements. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $8.9 million from $63.2 million to $72.1 million primarily due to higher FIA and mutual fund commissions and higher distribution expenses.

Operating earnings before income taxes

Operating earnings before income taxes increased $5.2 million from $113.8 million to $119.0 million as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, an increase in Fee income and Other revenues. Partially offsetting these items was lower Net investment income due to asset volumes and yields, and higher Operating expenses.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$8.0	$6.1	$15.3	$8.9
Fee income	147.1	132.3	292.9	254.0
Other revenue	8.1	10.2	15.5	17.6
Total operating revenues	163.2	148.6	323.7	280.5
Operating benefits and expenses:
Operating expenses	108.3	107.5	219.0	209.3
Total operating benefits and expenses	108.3	107.5	219.0	209.3
Operating earnings before income taxes	$54.9	$41.1	$104.7	$71.2

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Investment Management intersegment revenues	$39.0	$39.9	$78.3	$79.2

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	June 30,
($ in millions)	2014	2013
AUM:
Institutional/retail
Investment Management sourced	$70,518.2	$60,643.9
Affiliate sourced(1)	58,728.9	49,404.6
General account	78,335.1	80,275.3
Total AUM	207,582.2	190,323.8
AUA:
Affiliate sourced(2)	55,778.9	55,294.2
Total AUM and AUA	$263,361.1	$245,618.0
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net Flows:
Investment Management sourced	$(594.8)	$3,145.2	$750.5	$5,775.9
Affiliate sourced	(1,262.9)	(45.6)	2,276.0	501.2
Total	$(1,857.7)	$3,099.6	$3,026.5	$6,277.1

Investment Management - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains increased $1.9 million from $6.1 million to $8.0 million due to higher alternative investment income.

Fee income increased $14.8 million from $132.3 million to $147.1 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominately driven by improved equity markets and positive net flows in recent periods, including sub-advisor replacements.

Other revenue decreased $2.1 million from $10.2 million to $8.1 million primarily due to lower production and servicing fees partially offset by higher performance fees.

Operating earnings before income taxes

Operating earnings before income taxes increased $13.8 million from $41.1 million to $54.9 million primarily due to higher Fee income due to an increase in AUM and an increase in Net investment income, coupled with only a small increase in Operating expenses.

Investment Management - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains increased $6.4 million from $8.9 million to $15.3 million due to higher alternative investment income.

Fee income increased $38.9 million from $254.0 million to $292.9 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominately driven by improved equity markets and positive net flows in recent periods, including sub-advisor replacements.

Other revenue decreased $2.1 million from $17.6 million to $15.5 million primarily due to lower production and servicing fees partially offset by higher performance fees.

Operating benefits and expenses

Operating expenses increased $9.7 million from $209.3 million to $219.0 million primarily due to higher variable compensation expenses due to growth in AUM and higher operating earnings, partially offset by lower variable expenses associated with lower sales in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $33.5 million from $71.2 million to $104.7 million primarily due to higher Fee income due to an increase in AUM and an increase in Net investment income. The increases were partially offset by higher Operating expenses, including higher variable compensation associated with higher AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$215.5	$215.4	$435.3	$432.3
Fee income	285.5	280.0	569.1	556.8
Premiums	191.7	192.1	375.4	377.9
Other revenue	7.2	7.3	12.3	14.9
Total operating revenues	699.9	694.8	1,392.1	1,381.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	499.3	512.4	1,027.1	1,014.0
Operating expenses	91.3	94.6	187.0	185.5
Net amortization of DAC/VOBA	45.9	47.6	83.5	90.5
Interest expense	—	0.2	—	1.1
Total operating benefits and expenses	636.5	654.8	1,297.6	1,291.1
Operating earnings before income taxes	$63.4	$40.0	$94.5	$90.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$(1.5)	$(4.9)	$(8.6)	$(7.6)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Sales by Product Line:
Universal life:
Guaranteed	$—	$—	$—	$0.5
Accumulation	2.1	3.9	4.9	7.9
Indexed	13.3	6.6	21.2	13.4
Total universal life	15.4	10.5	26.1	21.8
Variable life	1.5	2.4	2.4	5.1
Whole life	—	—	0.1	—
Term	8.1	13.9	15.3	29.1
Total sales by product line	$25.0	$26.8	$43.9	$56.0

Total gross premiums	$524.2	$506.8	$1,023.8	$1,005.4
End of period:
In-force face amount	$600,913.7	$608,528.3	$600,913.7	$608,528.3
In-force policy count	1,315,324	1,346,368	1,315,324	1,346,368
New business policy count (paid)	8,837	15,290	16,716	31,427

Individual Life - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains increased $0.1 million from $215.4 million to $215.5 million primarily due to portfolio restructuring into higher yielding assets, partially offset by lower investment income on the CMO-B and alternative investment portfolios.

Fee income increased $5.5 million from $280.0 million to $285.5 million primarily due to higher unearned revenue amortization and an increase in cost of insurance fees on the aging in-force universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $13.1 million from $512.4 million to $499.3 million primarily due to an improved change in mortality, net of reinsurance, on the term block, favorable changes in reserves from lower term product sales and favorable intangible unlocking. Partially offsetting these items was an unfavorable change in mortality, net of reinsurance, on the universal life blocks.

Operating expenses decreased $3.3 million from $94.6 million to $91.3 million primarily due to lower sales-related expenses; partially offset by increased credit facility fees supporting reinsurance transactions and higher share-based compensation.

Operating earnings before income taxes

Operating earnings before income taxes increased $23.4 million from $40.0 million to $63.4 million primarily due to favorable mortality resulting from improved severity, favorable impacts from intangible amortization and unlocking and lower sales related expenses.

Individual Life - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues

Net investment income and net realized gains increased $3.0 million from $432.3 million to $435.3 million primarily due to higher asset volumes within the investment portfolio and portfolio restructuring towards higher yielding assets, partially offset by lower CMO-B and prepayment fee income.

Fee income increased $12.3 million from $556.8 million to $569.1 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and higher net contractual charges on higher universal life sales.

Premiums decreased $2.5 million from $377.9 million to $375.4 million primarily due to lower first year premiums as a result of lower term sales partially offset by continued growth in term life renewal premiums.

Other revenue decreased $2.6 million from $14.9 million to $12.3 million primarily due to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $13.1 million from $1,014.0 million to $1,027.1 million primarily due to an improved change in mortality, net of reinsurance on the universal life blocks and favorable IBNR development in the prior period that did not repeat in the current period. Partially offsetting these items were favorable changes in reserves from lower term product sales and favorable intangible unlocking.

Operating expenses increased $1.5 million from $185.5 million to $187.0 million primarily due to increased credit facility fees supporting reinsurance transactions, partially offset by a reduction in estimated variable compensation accruals in the prior period that did not repeat and lower sales-related expenses in the current period.

Net amortization of DAC/VOBA decreased $7.0 million from $90.5 million to $83.5 million primarily due to lower amortization on the universal life blocks driven by lower gross profits. This decrease was partially offset by a higher amount of unfavorable unlocking resulting from lower gross profit projections.
Operating earnings before income taxes

Operating earnings before income taxes increased $3.7 million from $90.8 million to $94.5 million primarily due to higher Fee income driven by increased cost of insurance fees on the aging in-force universal life block, lower Net amortization of DAC/VOBA driven by lower amortization on the universal life blocks and higher Net investment income due to higher asset volumes and portfolio restructuring. Partially offsetting these items were higher Interest credited and other benefits to contract owners/policyholders due to unfavorable universal life mortality and favorable IBNR development in the prior period that did not repeat in the current period.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$27.7	$27.9	$54.4	$56.3
Fee income	14.7	15.8	30.3	31.6
Premiums	302.8	269.0	599.1	543.9
Other revenue	(2.7)	(1.0)	(2.4)	(2.0)
Total operating revenues	342.5	311.7	681.4	629.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	239.6	213.2	484.1	455.8
Operating expenses	60.9	60.5	129.3	120.5
Net amortization of DAC/VOBA	4.2	3.9	13.3	7.0
Total operating benefits and expenses	304.7	277.6	626.7	583.3
Operating earnings before income taxes	$37.8	$34.1	$54.7	$46.5

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$(1.8)	$—	$(6.4)	$—

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Sales by Product Line:
Group life	$4.1	$1.6	$41.6	$45.6
Group stop loss	9.4	11.6	191.8	101.3
Other group products	1.4	1.5	11.0	14.2
Total group products	14.9	14.7	244.4	161.1
Voluntary products	4.3	3.8	26.6	14.1
Total sales by product line	$19.2	$18.5	$271.0	$175.2

Total gross premiums and deposits	$348.3	$311.3	$691.2	$630.8
Total annualized in-force premiums	1,396.7	1,273.5	1,396.7	1,273.5

Loss Ratios:
Group life (interest adjusted)	74.7%	75.4%	78.3%	80.4%
Group stop loss	72.2%	72.1%	72.3%	74.9%

Employee Benefits - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating revenues

Premiums increased $33.8 million from $269.0 million to $302.8 million primarily due to the effects of higher sales of group stop loss and voluntary products in the first quarter of 2014. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $26.4 million from $213.2 million to $239.6 million primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits incurred as a result of the increase in volumes in the Compass product. These increases were partially offset by improved loss ratios on the group life product.

Operating earnings before income taxes

Operating earnings before income taxes increased $3.7 million from $34.1 million to $37.8 million primarily due to improved group life loss ratios and higher stop loss premiums resulting from strong sales in the first quarter of 2014.

Employee Benefits - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating revenues

Premiums increased $55.2 million from $543.9 million to $599.1 million primarily due to higher sales of group stop loss and voluntary products. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $28.3 million from $455.8 million to $484.1 million primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the increase in volumes in the Compass product. Partially offsetting these items were improved loss ratios in group life and stop loss.

Operating expenses increased $8.8 million from $120.5 million to $129.3 million primarily due to higher sales related commission and administrative expenses for group stop loss and voluntary products in the current period and a reduction in estimated variable compensation accruals in the prior period.

Net amortization of DAC/VOBA increased $6.3 million from $7.0 million to $13.3 million primarily due to increased amortization resulting from terminated cases.

Operating earnings before income taxes

Operating earnings before income taxes increased $8.2 million from $46.5 million to $54.7 million primarily due to improved loss ratios and higher stop loss premiums resulting from strong sales in January 2014. Partially offsetting this was higher Operating expenses and increased Net amortization of DAC/VOBA resulting from terminated cases.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Interest expense	$(46.7)	$(43.2)	$(93.7)	$(85.1)
Closed Block Variable Annuity contingent capital LOC	—	(5.6)	—	(18.4)
Amortization of intangibles	(8.6)	(8.8)	(17.2)	(17.6)
Other	17.0	4.8	35.3	18.2
Operating earnings before income taxes	$(38.3)	$(52.8)	$(75.6)	$(102.9)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating earnings before income taxes changed $14.5 million from $(52.8) million to $(38.3) million primarily related to charges associated with our Closed Block Variable Annuity segment, including lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment during the second quarter of 2013. In addition, higher investment income on the alternative investment portfolio including $5.8 million received in conjunction with a Lehman Brothers bankruptcy settlement contributed to the improvement. Offsetting these items is an increase in Interest Expense driven by a change in debt structure during the second half of 2013. See a description of the change in debt structure under "Debt Securities."

Corporate - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating earnings before income taxes changed $27.3 million from $(102.9) million to $(75.6) million primarily related to charges associated with our Closed Block Variable Annuity segment, including lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment during the second quarter of 2013. In addition, higher investment income on the alternative investment portfolio including $4.0 million received in conjunction with a Lehman Brothers bankruptcy settlement contributed to the improvement. Offsetting these items is an increase in Interest Expense driven by a change in debt structure during the second half of 2013. See a description of the change in debt structure under "Debt Securities."

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Closed Block Institutional Spread Products	$6.6	$10.9	$12.0	$33.0
Closed Block Other	3.9	7.1	(0.6)	6.4
Operating earnings before income taxes	$10.5	$18.0	$11.4	$39.4

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$16.6	$26.0	$33.8	$64.0
Premiums	0.6	0.6	1.2	1.2
Other revenue	(0.2)	(0.3)	(0.4)	(0.6)
Total operating revenues	17.0	26.3	34.6	64.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.5	12.7	16.3	26.2
Operating expenses	2.8	2.6	6.1	5.2
Net amortization of DAC/VOBA	0.1	0.1	0.2	0.2
Total operating benefits and expenses	10.4	15.4	22.6	31.6
Operating earnings before income taxes	$6.6	$10.9	$12.0	$33.0

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$6.2	$6.0	$12.1	$12.0
Premiums	0.9	1.1	2.8	2.0
Other revenue	(0.1)	0.2	0.1	0.5
Total operating revenues	7.0	7.3	15.0	14.5
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1.4	(7.3)	8.1	(0.5)
Operating expenses	1.7	7.5	7.5	8.6
Total operating benefits and expenses	3.1	0.2	15.6	8.1
Operating earnings before income taxes	$3.9	$7.1	$(0.6)	$6.4

Closed Blocks - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $4.3 million from $10.9 million to $6.6 million primarily due to lower earnings resulting from decreases in the block size. The average block size based on AUM declined approximately 40% from $3.7 billion as of June 30, 2013 to $2.2 billion as of June 30, 2014.

Closed Block Other

Operating earnings before income taxes decreased $3.2 million from $7.1 million to $3.9 million primarily due to favorable reserve development in the retained portion of the group reinsurance business in the prior period partially offset by higher operating expenses in the prior period related to the accrual for a contingency.

Closed Blocks - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $21.0 million from $33.0 million to $12.0 million primarily due to higher accretion income on previously impaired securities in the first half of 2013, which did not reoccur at the same level in the current period. In addition, earnings were lower as a result of a decrease in block size. The average block size based on AUM declined approximately 39% from $3.8 billion as of June 30, 2013 to $2.3 billion as of June 30, 2014.

Closed Block Other

Operating earnings before income taxes decreased $7.0 million from $6.4 million to $(0.6) million primarily due to favorable reserve development in the retained portion of the group reinsurance business in the prior period partially offset by higher operating expenses in the prior period related to the accrual for a contingency.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Revenues:
Net investment income	$38.9	$20.9	$73.7	$39.3
Fee income	315.8	320.7	632.6	630.0
Premiums	93.0	—	143.2	—
Net realized capital gains (losses)	(339.4)	(408.4)	(460.5)	(1,184.8)
Other revenue	3.8	6.5	7.7	11.2
Total revenues	112.1	(60.3)	396.7	(504.3)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	62.8	144.3	189.3	50.2
Operating expenses and interest expense	118.6	116.5	240.7	228.7
Net amortization of DAC/VOBA	14.8	17.3	30.6	32.3
Total benefits and expenses	196.2	278.1	460.6	311.2
Income (loss) before income taxes	$(84.1)	$(338.4)	$(63.9)	$(815.5)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(256.7)	$(407.4)	$(495.8)	$(861.3)
Gain (losses) related to capital hedge overlay ("CHO") program (1)	(43.2)	(45.6)	(54.1)	(204.1)
Gain (loss) due to nonperformance risk	(32.2)	(121.3)	(2.7)	(228.0)
Net investment gains (losses)	(0.7)	3.5	(1.3)	17.0
DAC/VOBA and other intangibles unlocking	1.6	(1.8)	2.0	(2.0)
1) Capital Hedge Overlay ("CHO")

The following table presents AUM for our CBVA segment as of the dates indicated:

	June 30,
($ in millions)	2014	2013
AUM
General account	$1,651.4	$1,336.6
Separate account	43,739.0	42,022.7
Total AUM	$45,390.4	$43,359.3

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$44,022.8	$43,897.8	$44,788.2	$42,590.6
Deposits	47.4	79.6	101.0	154.4
Surrenders, benefits and product charges	(1,309.6)	(1,175.2)	(2,544.0)	(2,233.0)
Net flows	(1,262.2)	(1,095.6)	(2,443.0)	(2,078.6)
Interest credited and investment performance	1,462.8	(167.1)	1,878.2	2,123.1
Balance as of end of period	$44,223.4	$42,635.1	$44,223.4	$42,635.1

End of period contracts in payout status	$1,167.0	$724.2	$1,167.0	$724.2
Total balance as of end of period*	$45,390.4	$43,359.3	$45,390.4	$43,359.3
* Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity - Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Income (loss) before income taxes increased $254.3 million from $(338.4) million to $(84.1) million due to $150.7 million in lower net losses related to the incurred guaranteed benefits and our guarantee hedge program as well as changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, which improved the result by $89.1 million, from a loss of $121.3 million to a loss of $32.2 million. Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased $150.7 million, from $407.4 million to $256.7 million, primarily due to declining interest rates over the current period compared to the prior period as well as a decrease in reserves resulting from implied volatility. These favorable impacts were partially offset by an increase in losses as a result of higher equity market returns in the current period compared to the prior period, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, the increase in Net investment income is primarily due to a higher earned rate, and higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders.

Closed Block Variable Annuity - Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Income (loss) before income taxes increased $751.6 million from $(815.5) million to $(63.9) million due to a current period loss of $2.7 million related to changes in the fair value of guaranteed benefit derivatives due to nonperformance risk, compared to a loss of $228.0 million in the prior period. Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased $365.5 million, from $861.3 million to $495.8 million, primarily due to declining interest rates over the current period compared to the prior period as well as a decrease in reserves resulting from implied volatility. In addition, lower equity market returns in the current period compared to the prior period resulted in a decrease in losses, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The lower equity market returns period over period also contributed to a decrease in losses on our CHO program of $150.0 million, from $204.1 million to $54.1 million. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, the increase in Net investment income is primarily due to a higher earned rate, and the increase in Operating expenses is due to higher variable compensation cost as well as higher commissions as a result of higher AUM. Higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long term.

The following table presents the investment income for the three and six months ended June 30, 2014 and 2013, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Retirement
Alternative investment income	$7.0	$8.4	$14.1	$16.3
Average alternative investment	288.5	260.0	277.6	258.0
Annuities
Alternative investment income	5.4	7.6	11.8	12.0
Average alternative investment	190.4	178.8	184.8	184.0
Investment Management
Alternative investment income	8.0	6.1	15.3	8.9
Average alternative investment	146.9	123.8	144.3	122.2
Individual Life
Alternative investment income	4.1	6.3	9.6	9.7
Average alternative investment	135.3	138.8	129.6	135.5
Employee Benefits
Alternative investment income	0.7	1.1	1.5	1.7
Average alternative investment	27.0	25.6	25.6	24.6
Total Ongoing Business
Alternative investment income	25.2	29.5	52.3	48.6
Average alternative investment	788.1	727.0	761.9	724.3
Corporate
Alternative investment income	4.2	(5.7)	9.2	(3.0)
Average alternative investment	106.0	95.5	104.9	96.8
Closed Blocks(1)
Alternative investment income	1.3	2.4	2.4	4.2
Average alternative investment	35.0	59.4	32.4	60.9
Total Voya Financial, Inc.
Alternative investment income	30.7	26.2	63.9	49.8
Average alternative investment	$929.1	$881.9	$899.2	$882.0
(1) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles

Changes in Operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"). The DAC asset represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are direct incremental costs of contract acquisition, as well as certain costs related directly to acquisition activities. Such costs consist principally of certain commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. The VOBA asset represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. We amortize VOBA over the estimated life of the contracts using the same methodology and assumptions employed to amortize DAC. The DSI asset represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contracts' expected ongoing crediting rates for periods after the inducement. We defer sales inducements and amortize them over the life of the contracts using the same methodology and assumptions employed to amortize DAC. The amortization of sales inducements is included in Interest credited and other benefits to contract owners/policyholders. In addition, a URR liability is recorded related to variable universal life and UL products and represents policy charges for services to be provided in future periods. These policy charges are deferred as unearned revenue and amortized over the expected life of the contracts in proportion to the estimated gross profits in a manner consistent with DAC for these products. The change in URR is included in Fee income.

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI in relation to the emergence of estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI and URR are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC, VOBA, DSI and URR due to contract changes or contract terminations higher than estimated are also included in "unlocking." An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangibles" unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and six months ended June 30, 2014 and 2013.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Retirement	$7.1	$(1.4)	$(4.2)	$1.6
Annuities	6.5	9.9	9.7	16.9
Individual Life	(1.5)	(4.9)	(8.6)	(7.6)
Employee Benefits	(1.8)	—	(6.4)	—
Total DAC/VOBA and other intangibles unlocking	$10.3	$3.6	$(9.5)	$10.9

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2014	2013
Beginning cash and cash equivalents balance	$640.2	$357.5
Sources:
Dividends and returns of capital from subsidiaries	797.0	1,434.0
Proceeds from Senior Notes offering	—	1,000.0
Proceeds from 2053 Notes offering	—	750.0
Proceeds from Initial Public Offering	—	572.0
Amounts received from subsidiaries under tax sharing arrangements, net	69.4	196.1
Refund of income taxes, net	—	3.3
Other, net	1.8	—
Total sources	868.2	3,955.4
Uses:
Payment of interest expense	70.3	31.2
Capital provided to subsidiaries	150.0	2,062.0
Repayments of loans from subsidiaries, net of new issuances	—	12.8
Repayment of commercial paper, net of issuances	—	192.0
Repayment of credit facility borrowings	—	1,350.0
New issuances of loans to subsidiaries, net of repayments	56.0	56.7
Payment of income taxes, net	43.6	—
Common stock acquired - Share repurchase	289.4	—
Share-based compensation	14.8	—
Dividends paid	5.2	—
Other, net	—	32.1
Total uses	629.3	3,736.8
Net increase in cash and cash equivalents	238.9	218.6
Ending cash and cash equivalents balance	$879.1	$576.1

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

We did not have any short-term debt borrowings outstanding as of June 30, 2014. The following table summarizes our borrowing activities for the six months ended June 30, 2014:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,509.8	$—	$—	$0.5	$3,510.3
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,514.7	—	—	0.5	3,515.2
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,514.7	$—	$—	$0.5	$3,515.2

Debt Securities

Senior Notes. As of June 30, 2014, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the “Senior Notes”). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Rule 144A of the Securities Act ("Rule 144A") and subsequently registered with the SEC. The Senior Notes are guaranteed by Lion Holdings. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest. For additional information on our Senior Notes, see the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q.

Junior Subordinated Notes. As of June 30, 2014, the principal amount outstanding of junior subordinated notes (the “Junior Subordinated Notes”) was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Rule 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Lion Holdings.

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

We may elect to redeem the Junior Subordinated Notes in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. Also, we may elect to redeem the Junior Subordinated Notes in whole, but not in part, at any time prior to May 15, 2023 within 90 days after the occurrence of a “tax event” or “rating agency event,” at a redemption price equal to the principal amount, or, if greater, a “make-whole redemption price,” plus, in each case accrued and unpaid interest.

Aetna Notes. As of June 30, 2014 and December 31, 2013, Lion Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $235.1 million principal amount of 7.63% Debentures due August 15, 2026 and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), all of which were issued by a predecessor of Lion Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “ING USA Notes”). ING Group guarantees the Aetna Notes. The ING USA Notes benefit from a guarantee by Voya Financial, Inc.

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

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; an LOC meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group.

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above. As of June 30, 2014, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $506.1 million.

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

As of June 30, 2014, there were no amounts outstanding as revolving credit borrowings and $625.9 million in letters of credit outstanding.

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

Effective January 1, 2009, we entered into a master asset purchase agreement (the “MPA”) with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. (“SRUS”), Scottish Re Life (Bermuda) Limited (“Scottish Bermuda”) and Scottish Re (Dublin) Limited (collectively, “Scottish Re”) and Hannover Re. Pursuant to the MPA, we recaptured individual life reinsurance business which had previously been reinsured to Scottish Re and immediately ceded 100.0% of such business to Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We will remain obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re for the duration of such reserve requirements or until the underlying reinsurance contracts are novated to Hannover Re or Hannover Re puts into place its own collateral for such reserve requirements. Hannover Re reimburses us for a portion of our fees for these credit facilities. We refer to this block as the Hannover Re block and its results are reported as part of the Closed Block Other segment.

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of June 30, 2014, there was no LOC requirement and the actual amount of the LOCs outstanding was $200.0 million.

In addition to the $5.0 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $485.3 million of LOCs were outstanding to support miscellaneous requirements. In total, $5.5 billion of credit facilities were utilized as of June 30, 2014. As of June 30, 2014, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $9.7 billion. We also have approximately $265.0 million in secured facilities.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of June 30, 2014:

($ in millions)
Obligor / Applicant	Liability Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$625.9	$2,374.1
	Individual Life					352.0
	CBVA					200.0
	Other					73.9
SLDI	Retirement Solutions	Unsecured	Committed	01/24/2018	150.0	150.0	—
Voya Financial, Inc./ Langhorne I, LLC	Retirement Solutions	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/2021	750.0	750.0	—
SLDI	Hannover Re block	Unsecured	Committed	10/29/2020	1,125.0	681.6	443.4
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	639.0	356.0
Voya Financial, Inc. / Roaring River III, LLC	Individual Life	Unsecured	Committed	06/30/2022	1,151.2	662.0	489.2
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	287.0	278.0
Total					$9,977.9	$5,531.9	$4,440.7

Total fees associated with credit facilities for the three months ended June 30, 2014 and 2013 were $28.1 million and $40.3 million, respectively. Total fees associated with credit facilities for the six months ended June 30, 2014 and 2013 were $57.4 million and $85.7 million, respectively.

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC ("Whisperingwind III") were novated to Roaring River IV, LLC ("Roaring River IV"), our wholly owned captive reinsurance subsidiary, which completed a transaction with a third-party bank to provide up to $565.0 million of statutory reserve financing through a trust note which matures December 31, 2028. The trust note replaced $330.0 million of letters of credit associated with the Whisperingwind III reinsurance agreements which were cancelled in January 2014.

Effective January 15, 2014, Langhorne I, our wholly owned captive reinsurance subsidiary, completed a financing arrangement with a third-party trust to provide up to $500.0 million of trust note collateral funding. The financing arrangement is designed to manage reserve and capital requirements in connection with the stable value business and matures on January 15, 2019. No trust notes were being utilized as of financing arrangement inception.

Effective January 24, 2014, SLDI entered into a letter of credit facility agreement with a third-party bank providing up to $150.0 million of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of June 30, 2014. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	2/14/2018	$352.0	$352.0
Voya Financial, Inc. / Roaring River III, LLC	Trust Note	XXX	6/30/2022	1,151.2	662.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	287.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	639.0
Total				$3,538.2	$2,415.0

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $4.0 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/9/2021	$750.0	$750.0
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	12/27/2022	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2020	1,125.0	681.6
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0
Total				$2,875.0	$2,431.6

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.6 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$200.0
Total				$200.0

Voya Financial, Inc. Credit Support of Subsidiaries

As of June 30, 2014, Voya Financial, Inc. supported the reinsurance obligations of its reinsurance subsidiaries with $615.2 million in LOCs.

Voya Financial, Inc. also maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of June 30, 2014, such facilities provided for up to $2.7 billion of capacity, of which $1.6 billion was utilized.

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

In connection with certain reinsurance transactions involving a third-party trust (the "Master Trust"), Voya Financial, Inc. and SLDI are parties to reimbursement agreements with third-party banks that lend securities to the Master Trust. SLDI has reimbursement obligations to the banks under these agreements, in an aggregate amount of up to $1.5 billion as of June 30, 2014, which obligations are guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provides an indemnification to the third-party banks with respect to any defaults by the Master Trust under the securities lending agreements under which these banks lend securities to the Master Trust, up to $1.5 billion. These agreements and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Insurance Company ("SLD"), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America (“Hannover US”) who is the claim paying party. The current amount of reserves outstanding as of June 30, 2014 is $25.0 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Lion Holdings under the $13.0 million principal amount ING USA Notes maturing in 2027 as well as $506.1 million combined principal amount of Aetna Notes. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of June 30, 2014 in relation to intercompany indemnifications and support agreements. As of June 30, 2014, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

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

In order to collateralize obligations under this treaty, RLI provided a LOC of $255.0 million issued by the Federal Home Loan Bank ("FHLB") of Des Moines to the unrelated insurer which is secured by assets pledged by RLI to FHLB. As of June 30, 2014 and December 31, 2013, the LOC is collateralized by assets with a market value of approximately $295.9 million and $294.1 million, respectively.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group. As of June 30, 2014, the indebtedness for which ING Group or NN Group provided guarantees consisted of $506.1 million aggregate principal amount of Aetna Notes issued by Lion Holdings.

Previously NN Group (as successor to ING V) provided a guarantee of an LOC issued by ING Bank and used to support the reinsurance obligations of certain of our captive reinsurance subsidiaries. On January 14, 2014, the LOC was cancelled and the corresponding guarantee obligation of NN Group was extinguished.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2014, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2014, there were no amounts borrowed from our subsidiaries. As of that same date, we lent $267.3 million to our subsidiaries.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (LT Issuer Domestic) (4 of 9)	BBB- (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB (5 of 9)
ING Life Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
ING USA Annuity & Life Insurance
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating (3)	NR	NR	P-2 (2 of 4)	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	P-2 (2 of 4)	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Lion Connecticut Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (LT Issuer) (4 of 9)	BBB- (4 of 11)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) Effective March 5, 2014, we requested S&P to withdraw ("WD") the short-term issuer credit rating on ING USA Life and Annuity Insurance Company ("ING USA") as the rating was necessary only for the marketing and distribution of products no longer offered by us.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2013 through June 30, 2014 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On July 3, 2014, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries and revised the outlook to Positive from Stable on the issuer credit rating of Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya, Financial, Inc.

•	On May 13, 2014, Moody's affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, and revised the rating outlook to Positive from Stable.

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries and revised the rating outlook to Positive from Stable.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of June 30, 2014, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $25.0 million. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of June 30, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $71.0 million and $111.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of June 30, 2014 and December 31, 2013, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $1.3 million.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q.

Restrictions on Dividends and Return of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

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

Insurance Subsidiaries - Dividends

On June 12, 2014, Voya Financial, Inc. made a capital contribution of $150.0 million to its Arizona captive.

On June 9, 2014, Voya Financial, Inc.'s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the aggregate amount of $32.0 million which was paid on June 24, 2014. On May 2, 2014, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0 million, which were paid on May 19, 2014.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles"), valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based upon the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K.

Income Taxes

The deferred tax valuation allowance as of June 30, 2014 was $2.7 billion. We estimate that approximately $1.2 billion, $42 million,$141 million and $1.1 billion were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including state taxes and other deferred tax assets. We also estimate that the deferred tax asset associated with life subgroup deferred amounts as of June 30, 2014 was approximately $1.5 billion, before the valuation allowance.

Each quarter, we evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence. In evaluating the recoverability of our deferred tax assets as of June 30, 2014, we determined that the negative evidence outweighed the positive evidence. Therefore, other than the valuation allowance which was reduced due to the decrease in deferred tax assets related to current period income, we did not decrease our valuation allowance during the three months ended June 30, 2014. However, trends have continued to improve during the first half of the year. If these trends improve over the remainder of the year, coupled with the fourth quarter 2011 losses which would no longer be included in our recent cumulative book income (loss) computation, additional positive evidence could develop.

As of June 30, 2014, we have recognized $691.8 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

Also, during the quarter ended March 31, 2014, we had a Section 382 ownership change. Using information available as of June 30, 2014, the estimated deferred tax asset potentially subject to an additional valuation allowance is essentially unchanged from our March 31, 2014 estimate. The deferred tax asset, the valuation allowance and the admitted deferred tax asset did not change as a result of the section 382 event. Because numerous aspects of the application of Section 382 are subject to review by the U.S. Internal Revenue Service ("IRS") and because our estimates and underlying data are dependent on many factors, the ultimate impact may be materially different.

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

Segmented portfolios are established for groups of products with similar liability characteristics. Our investment portfolio consists largely of high quality fixed maturities and short-term investments, investments in commercial mortgage loans, alternative investments and other instruments, including a small amount of equity holdings. Fixed maturities include publicly issued corporate bonds, government bonds, privately placed notes and bonds, bonds issued by states and municipalities, ABS, traditional MBS and various CMO tranches managed in combination with financial derivatives as part of a proprietary strategy known as CMO-B.

We use derivatives for hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, interest rate risk, credit risk and market risk. In addition, we use credit derivatives to replicate exposure to individual securities or pools of securities as a means of achieving credit exposure similar to bonds of the underlying issuer(s) more efficiently.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$70,924.3	78.9%	$68,317.8	78.4%
Fixed maturities, at fair value using the fair value option	3,538.7	3.9%	2,935.3	3.4%
Equity securities, available-for-sale	273.5	0.3%	314.4	0.4%
Short-term investments(1)	775.9	0.9%	1,048.1	1.2%
Mortgage loans on real estate	9,491.4	10.6%	9,312.2	10.7%
Policy loans	2,113.7	2.4%	2,147.0	2.5%
Limited partnerships/corporations	343.9	0.4%	236.4	0.3%
Derivatives	1,094.6	1.2%	1,149.3	1.3%
Other investments	120.2	0.1%	124.6	0.1%
Securities pledged	1,145.1	1.3%	1,465.7	1.7%
Total investments	$89,821.3	100.0%	$87,050.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$4,364.8	6.3%	$4,770.1	6.3%
U.S. Government agencies and authorities	416.5	0.6%	461.3	0.6%
State, municipalities and political subdivisions	344.7	0.5%	367.0	0.5%
U.S. corporate securities	36,952.2	53.1%	40,229.3	53.2%
Foreign securities(1)	15,760.7	22.6%	17,016.9	22.5%
Residential mortgage-backed securities	6,155.3	8.9%	6,868.0	9.1%
Commercial mortgage-backed securities	3,596.2	5.2%	3,911.1	5.2%
Other asset-backed securities	1,920.9	2.8%	1,984.4	2.6%
Total fixed maturities, including securities pledged	$69,511.3	100.0%	$75,608.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,094.0	7.3%	$5,181.2	7.1%
U.S. Government agencies and authorities	598.0	0.9%	618.9	0.9%
State, municipalities and political subdivisions	272.0	0.4%	281.1	0.4%
U.S. corporate securities	36,010.3	51.9%	37,478.6	51.5%
Foreign securities(1)	15,661.4	22.6%	16,356.5	22.5%
Residential mortgage-backed securities	6,480.3	9.3%	7,123.7	9.8%
Commercial mortgage-backed securities	3,427.9	4.9%	3,752.1	5.2%
Other asset-backed securities	1,883.1	2.7%	1,926.7	2.6%
Total fixed maturities, including securities pledged	$69,427.0	100.0%	$72,718.8	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$4,770.1	$—	$—	$—	$—	$—	$4,770.1
U.S. Government agencies and authorities	461.3	—	—	—	—	—	461.3
State, municipalities and political subdivisions	355.9	9.3	1.8	—	—	—	367.0
U.S. corporate securities	19,842.7	18,231.7	1,886.8	231.8	8.6	27.7	40,229.3
Foreign securities(1)	5,054.1	11,031.3	843.3	78.8	—	9.4	17,016.9
Residential mortgage-backed securities	6,493.1	82.1	62.3	26.2	48.9	155.4	6,868.0
Commercial mortgage-backed securities	3,851.1	38.1	13.8	8.1	—	—	3,911.1
Other asset-backed securities	1,810.5	118.6	31.0	15.6	5.9	2.8	1,984.4
Total fixed maturities	$42,638.8	$29,511.1	$2,839.0	$360.5	$63.4	$195.3	$75,608.1
% of Fair Value	56.3%	39.0%	3.8%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	618.9	—	—	—	—	—	618.9
State, municipalities and political subdivisions	276.4	3.8	0.9	—	—	—	281.1
U.S. corporate securities	18,095.0	17,651.6	1,452.3	250.2	5.7	23.8	37,478.6
Foreign securities(1)	4,757.3	10,712.7	846.6	31.0	—	8.9	16,356.5
Residential mortgage-backed securities	6,741.7	76.4	79.9	24.8	50.7	150.2	7,123.7
Commercial mortgage-backed securities	3,734.1	—	9.4	8.6	—	—	3,752.1
Other asset-backed securities	1,764.8	110.9	26.7	14.9	5.3	4.1	1,926.7
Total fixed maturities	$41,169.4	$28,555.4	$2,415.8	$329.5	$61.7	$187.0	$72,718.8
% of Fair Value	56.5%	39.3%	3.3%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$4,770.1	$—	$—	$—	$—	$4,770.1
U.S. Government agencies and authorities	455.3	2.8	3.2	—	—	461.3
State, municipalities and political subdivisions	62.6	229.0	64.4	9.2	1.8	367.0
U.S. corporate securities	833.6	2,282.7	16,838.2	18,167.0	2,107.8	40,229.3
Foreign securities(1)	96.9	1,509.7	3,905.1	10,797.3	707.9	17,016.9
Residential mortgage-backed securities	5,532.0	29.8	46.8	126.4	1,133.0	6,868.0
Commercial mortgage-backed securities	1,815.5	613.5	425.7	527.6	528.8	3,911.1
Other asset-backed securities	1,266.8	33.5	119.7	53.9	510.5	1,984.4
Total fixed maturities	$14,832.8	$4,701.0	$21,403.1	$29,681.4	$4,989.8	$75,608.1
% of Fair Value	19.6%	6.2%	28.3%	39.3%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	613.2	2.9	2.8	—	—	618.9
State, municipalities and political subdivisions	59.2	182.8	34.3	3.9	0.9	281.1
U.S. corporate securities	796.9	2,031.7	15,424.1	17,435.3	1,790.6	37,478.6
Foreign securities(1)	93.1	1,331.6	3,781.7	10,446.0	704.1	16,356.5
Residential mortgage-backed securities	5,801.9	35.5	45.9	144.7	1,095.7	7,123.7
Commercial mortgage-backed securities	1,552.3	727.5	426.9	476.0	569.4	3,752.1
Other asset-backed securities	1,232.9	30.1	77.9	55.6	530.2	1,926.7
Total fixed maturities	$15,330.7	$4,342.1	$19,793.6	$28,561.5	$4,690.9	$72,718.8
% of Fair Value	21.0%	6.0%	27.2%	39.3%	6.5%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $847.5 million from $1,136.5 million to $289.0 million for the six months ended June 30, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of June 30, 2014, we held no fixed maturities with unrealized capital losses in excess of $10.0 million. As of December 31, 2013 we held two fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $22.0 million, or 1.9% of the total unrealized losses. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statement in Part I., Item 1. in this Form 10-Q for further information on unrealized capital losses.

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2014			December 31, 2013
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,658.2	$3,202.0	93.2%	$2,609.1	$3,138.1	93.0%
2	3.0	3.5	0.1%	6.8	10.6	0.3%
3	3.6	7.2	0.2%	2.9	6.1	0.2%
4	9.9	19.8	0.6%	11.1	20.1	0.6%
5	34.4	48.9	1.4%	35.9	50.7	1.5%
6	92.1	155.3	4.5%	88.9	150.2	4.4%
	$2,801.2	$3,436.7	100.0%	$2,754.7	$3,375.8	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2014			December 31, 2013
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$26,144.7	$481.7	$521.3	$26,358.1	$526.1	$568.2

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2014			December 31, 2013
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$766.0	$1,112.5	32.4%	$840.1	$1,172.7	34.8%
Interest Only (IO)	288.8	318.8	9.3%	312.5	349.2	10.3%
Inverse IO	1,299.3	1,546.7	44.9%	1,149.5	1,398.2	41.4%
Principal Only (PO)	402.4	411.4	12.0%	401.6	403.1	11.9%
Floater	39.6	41.0	1.2%	45.2	45.9	1.4%
Other	5.1	6.3	0.2%	5.8	6.7	0.2%
Total	$2,801.2	$3,436.7	100.0%	$2,754.7	$3,375.8	100.0%

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

During the six months ended June 30, 2014, the valuations of our CMO-B portfolio generally increased due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net investment income (loss)	$188.8	$199.5	$380.0	$410.1
Net realized capital gains (losses)(1)	(58.9)	(239.4)	(112.0)	(393.7)
Total income (pre-tax)	$129.9	$(39.9)	$268.0	$16.4
(1)Net realized capital gains (losses) also include derivatives interest settlements, mark-to-market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Operating earnings before income taxes	$67.9	$77.4	$142.1	$167.4
Realized gains/losses including OTTI	$8.1	$(2.0)	$6.7	$(2.5)
Fair value adjustments	53.9	(115.3)	119.2	(148.5)
Non-operating income	$62.0	$(117.3)	$125.9	$(151.0)
Income (loss) before income taxes	$129.9	$(39.9)	$268.0	$16.4

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The six months ended June 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $595.4 million, $562.6 million and $22.2 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $623.4 million, $614.7 million and $35.5 million, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	74.8%	AAA	0.4%	2007	29.5%
	2	16.0%	AA	0.4%	2006	26.5%
	3	5.3%	A	5.9%	2005 and prior	44.0%
	4	2.6%	BBB	5.2%		100.0%
	5	1.0%	BB and below	88.1%
	6	0.3%		100.0%
		100.0%
December 31, 2013
	1	76.2%	AAA	0.3%	2007	29.2%
	2	16.0%	AA	1.2%	2006	24.0%
	3	4.3%	A	5.4%	2005 and prior	46.8%
	4	2.4%	BBB	7.2%		100.0%
	5	0.8%	BB and below	85.9%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of June 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $337.7 million, $279.6 million and $5.6 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $353.5 million, $307.4 million and $10.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	79.5%	AAA	0.1%	2007	21.5%
	2	7.8%	AA	—%	2006	26.7%
	3	6.5%	A	1.1%	2005 and prior	51.8%
	4	5.1%	BBB	4.0%		100.0%
	5	0.3%	BB and below	94.8%
	6	0.8%		100.0%
		100.0%
December 31, 2013
	1	77.4%	AAA	0.1%	2007	21.9%
	2	10.8%	AA	—	2006	26.5%
	3	6.7%	A	1.5%	2005 and prior	51.6%
	4	4.3%	BBB	3.9%		100.0%
	5	—	BB and below	94.5%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the six months ended June 30, 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following 5 straight years of increasing new issuance volumes since the credit crisis. The volume for the six months ended June 30, 2014, while slightly lower on a year-over-year basis, remains robust, reflective of the active and competitive refinancing market.

For consumer Other ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	98.4%	AAA	46.4%	2014	4.6%
	2	1.0%	AA	15.7%	2013	10.0%
	3	0.4%	A	10.9%	2012	0.3%
	4	0.2%	BBB	13.5%	2011	—
	5	—%	BB and below	13.5%	2010	0.2%
	6	—%		100.0%	2009	—
		100.0%			2008 and prior	84.9%
						100.0%

December 31, 2013
	1	99.5%	AAA	41.4%	2013	5.3%
	2	—	AA	19.4%	2012	0.2%
	3	0.3%	A	11.4%	2011	—
	4	0.2%	BBB	12.7%	2010	—
	5	—	BB and below	15.1%	2009	—
	6	—		100.0%	2008	0.3%
		100.0%			2007 and prior	94.2%
						100.0%

As of June 30, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.4 billion, $1.4 billion and $2.0 million, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.3 billion, $1.3 billion and $3.0 million, respectively.

As of June 30, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 45.4%, 5.9% and 30.2%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 42.5%, 3.2% and 34.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2014
	1	98.2%	AAA	89.9%	2014	9.8%
	2	1.7%	AA	2.2%	2013	16.8%
	3	—%	A	6.1%	2012	15.7%
	4	—%	BBB	1.7%	2011	6.5%
	5	—%	BB and below	0.1%	2010	2.4%
	6	0.1%		100.0%	2009	0.8%
		100.0%			2008 and prior	48.0%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.8%	2013	13.8%
	2	0.9%	AA	1.7%	2012	17.7%
	3	—	A	3.4%	2011	8.9%
	4	—	BBB	0.9%	2010	3.9%
	5	—	BB and below	0.2%	2009	2.3%
	6	0.2%		100.0%	2008	6.4%
		100.0%			2007 and prior	47.0%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1.in this Form 10-Q for further information on troubled debt restructuring.

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

As of June 30, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 1.9 times and a weighted average LTV ratio of 59.3%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.0%. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2014
Loan-to-Value Ratios:
0% - 50%	$1,211.8	$131.7	$182.3	$70.9	$—	$1,596.7	16.8%
>50% - 60%	1,731.0	364.9	247.3	148.3	—	2,491.5	26.2%
>60% - 70%	3,553.8	834.9	406.7	146.2	1.9	4,943.5	52.1%
>70% - 80%	72.0	185.4	139.6	47.9	—	444.9	4.7%
>80% and above	—	—	7.9	10.2	—	18.1	0.2%
Total	$6,568.6	$1,516.9	$983.8	$423.5	$1.9	$9,494.7	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$1,371.2	$136.0	$187.3	$88.1	$—	$1,782.6	19.1%
>50% - 60%	1,617.7	343.0	265.5	163.8	—	2,390.0	25.7%
>60% - 70%	3,267.5	845.6	401.3	153.7	0.2	4,668.3	50.1%
>70% - 80%	90.1	196.3	118.4	51.0	—	455.8	4.9%
>80% and above	—	—	8.1	11.2	—	19.3	0.2%
Total	$6,346.5	$1,520.9	$980.6	$467.8	$0.2	$9,316.0	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three and six months ended June 30, 2014, we recorded $0.5 million and $3.6 million, respectively, of credit related OTTI of which the primary contributor being $0.5 million and $2.0 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments (excluding Consolidated Investment Entities) Note to the Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item. 8. in our Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

Refer to Part I., Item 3. Quantitative and Qualitative Disclosures About Market Risk Form 10-Q for further information.

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

The United States and European Union have recently imposed sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine.  We remain comfortable with our aggregate Russian exposure given its relatively small allocation in our total investment portfolio.

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

 As of June 30, 2014, we had $802.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $271.5 million, Italy of $267.0 million, Portugal of $10.5 million and Spain of $253.3 million. We did not have any exposure to Greece. As of June 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,332.0 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2014 our sovereign exposure was $264.7 million, which consisted of fixed maturities. We also had $1,007.2 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $163.2 million and the United Kingdom of $329.0 million. The balance of $7,060.1 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the Netherlands of $1,288.8 million and the United Kingdom of $3,336.8 million, we had significant non-peripheral European total country exposures in Belgium of $382.3 million, France of $703.1 million, Germany of $755.7 million and Switzerland of $810.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of June 30, 2014:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at June 30 (1)
Ireland	$—	$—	$270.3	$270.3	$250.4	$—	$—	$—	$1.2	$—	$1.2	$271.5
Italy	—	—	267.0	267.0	237.0	—	—	—	—	—	—	267.0
Portugal	—	—	10.5	10.5	7.9	—	—	—	—	—	—	10.5
Spain	—	—	253.3	253.3	230.4	—	—	—	—	—	—	253.3
Total Peripheral Europe	$—	$—	$801.1	$801.1	$725.7	$—	$—	$—	$1.2	$—	$1.2	$802.3

Austria	$—	$—	$15.6	$15.6	$15.0	$—	$—	$—	$—	$—	$—	$15.6
Belgium	37.3	—	345.0	382.3	327.3	—	—	—	—	—	—	382.3
Bulgaria	5.6	—	—	5.6	5.5	—	—	—	—	—	—	5.6
Croatia	28.4	—	—	28.4	25.6	—	—	—	—	—	—	28.4
Czech Republic	—	—	10.4	10.4	10.1	—	—	—	—	—	—	10.4
Denmark	—	—	124.3	124.3	113.0	—	—	—	—	—	—	124.3
Finland	—	—	18.7	18.7	17.0	—	—	—	—	—	—	18.7
France	—	160.6	496.7	657.3	615.1	—	—	54.3	—	8.5	45.8	703.1
Germany	—	56.9	698.8	755.7	711.4	—	—	—	—	—	—	755.7
Hungary	6.1	—	—	6.1	5.9	—	—	—	—	—	—	6.1
Kazakhstan	43.2	1.4	19.8	64.4	59.7	—	—	—	—	—	—	64.4
Latvia	4.9	—	—	4.9	4.6	—	—	—	—	—	—	4.9
Lithuania	34.5	—	—	34.5	30.4	—	—	—	—	—	—	34.5
Luxembourg	—	—	31.6	31.6	30.6	—	—	—	—	—	—	31.6
Netherlands	—	191.2	1,097.4	1,288.6	1,175.4	—	—	12.4	—	12.2	0.2	1,288.8
Norway	—	—	286.6	286.6	275.3	—	—	—	—	—	—	286.6
Russian Federation	76.2	5.1	94.6	175.9	164.0	—	—	—	—	—	—	175.9
Slovakia	5.3	—	—	5.3	5.0	—	—	—	—	—	—	5.3
Sweden	—	53.8	123.6	177.4	164.4	—	—	—	—	—	—	177.4
Switzerland	—	156.2	645.6	801.8	736.9	—	—	7.3	1.2	0.3	8.2	810.0
Turkey	23.2	—	42.4	65.6	65.3	—	—	—	—	—	—	65.6
United Kingdom	—	323.7	3,007.8	3,331.5	3,098.8	—	—	47.9	—	42.6	5.3	3,336.8
Total Non-Peripheral Europe	264.7	948.9	7,058.9	8,272.5	7,656.3	—	—	121.9	1.2	63.6	59.5	8,332.0
Total Europe	$264.7	$948.9	$7,860.0	$9,073.6	$8,382.0	$—	$—	$121.9	$2.4	$63.6	$60.7	$9,134.3
(1) Represents: (i) fixed maturities and equity securities at fair value, including securities pledged; (ii) loan and receivables sovereign at amortized cost; and (iii) derivative assets at fair value including securities pledged.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized debt structures and securitizations (primarily consolidated investment entities ("CLO entities")), private equity funds and single strategy hedge funds, insurance entities and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities ("VIEs") or voting interest entities ("VOEs"), and we evaluate our involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $693.0 million and $654.0 million as of June 30, 2014 and December 31, 2013, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

Investments held by consolidated private equity funds and single strategy hedge funds are reported in our Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in our Condensed Consolidated Financial Statements.

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Fair Value Measurement section of Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K.

Nonconsolidated VIEs

We also hold variable interest in certain CLO entities that we do not consolidate because we have determined that we are not the primary beneficiary. With these CLO entities, we serve as the investment manager and receive investment management fees and contingent performance fees. Generally, we do not hold any interest in the nonconsolidated CLO entities, but if we do, such ownership has been deemed to be insignificant. We have not provided and are not obligated to provide any financial or other support to these entities.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See the Consolidated Investment Entities Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac or a similar government sponsored entity. Investments that we hold in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. We are not obligated to provide any financial or other support to these entities. The RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO, whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1. in this Form 10-Q for details regarding the carrying amounts and classifications of these assets.

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See "Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates" in Part I., Item 1A. in our Annual Report on Form 10-K.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2014. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$75,608.1	$(5,097.4)	$5,489.2
Commercial mortgage and other loans	—	9,654.6	(444.9)	454.4
Derivatives:
Interest rate swaps, caps, forwards	64,358.9	35.2	(414.3)	641.5
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	55,644.5	(3,438.6)	4,380.5
Funding agreements with fixed maturities and GICs	—	2,096.1	(89.1)	88.8
Supplementary contracts and immediate annuities	—	3,982.4	(219.8)	247.6
Long-term debt	—	3,897.6	(266.4)	300.5
Embedded derivatives on reinsurance	—	149.5	(145.8)	165.0
Guaranteed benefit derivatives(3):
FIA	—	1,934.7	(110.4)	117.1
GMAB / GMWB / GMWBL	—	1,220.3	(639.6)	850.9
Stabilizer and MCGs	—	32.0	(32.0)	143.0

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.
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

The following table summarizes detail on the differences between the interest rate being credited to contractholders as of June 30, 2014, and the respective GMIRs:

	Account Value (1)
($ in millions)	Excess of crediting rate over GMIR
	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,646.7	$583.4	$828.4	$758.5	$233.7	$190.5	$4,241.2
1.01% - 2.00%	1,600.5	746.2	512.1	284.4	121.9	810.5	4,075.6
2.01% - 3.00%	17,951.7	826.5	504.2	162.5	123.2	50.6	19,618.7
3.01% - 4.00%	12,237.5	530.6	818.1	2.2	0.7	—	13,589.1
4.01% and Above	3,520.6	116.9	0.5	0.7	—	1.5	3,640.2
Renewable beyond 12 months (MYGA) (2)	2,187.4	—	—	—	—	—	2,187.4
Total discretionary rate setting products	$39,144.4	$2,803.6	$2,663.3	$1,208.3	$479.5	$1,053.1	$47,352.2

Percentage of Total	82.7%	5.9%	5.6%	2.6%	1.0%	2.2%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after June 30, 2015 on which we are required to credit interest above the contractual GMIR for at least the next year.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $75.9 billion and $73.0 billion as of June 30, 2014 and December 31, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand-in-hand with increased asset related capital requirements.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2014. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$273.5	$18.5	$(18.5)
Limited liability partnerships/corporations	—	343.9	20.6	(20.6)
Derivatives:
Equity futures and total return swaps(2)	8,600.0	(29.8)	(711.2)	711.2
Equity options	8,740.0	167.8	(26.8)	(12.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,934.7	107.7	(203.8)
GMAB / GMWB/ GMWBL	—	1,220.3	(188.0)	283.4
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of June 30, 2014.

	As of June 30, 2014
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$44,168	$5,313	$4,753	38%		26%
Living Benefit
GMIB	$15,641	$1,885	$1,885	66%		16%
GMWBL	16,548	695	695	31%		13%
GMAB/GMWB	873	17	17	11%		19%
Living Benefit Total	$33,062	$2,597	$2,597	49%	(4)	15%	(5)
(1) Account value excludes $1.2 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of June 30, 2013 was 61.0%.
(5) Total Living Benefit % NAR In-the-Money as of June 30, 2013 was 18.0%.

As of the date indicated above, compared to $2.6 billion of NAR, we held gross statutory reserves before reinsurance of $2.6 billion for living benefit guarantees; of this amount, $2.6 billion was ceded to SLDI, fully supported by assets in trust. There was no LOC requirement to support the reserve. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.2 billion as of June 30, 2014.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies Note - Future Policy Benefits and Contract Owner Accounts in our Consolidated Financial Statements in Part II., Item 8. in our Annual Report on Form 10-K.

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on June 30, 2014 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	June 30, 2014
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,750)	$(2,100)	$(650)	$500	$1,300	$1,850	$(850)	$500
Hedge gain/(loss) immediate impact	2,700	1,450	400	(450)	(1,150)	(1,650)	600	(500)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	300	(300)
Increase/(decrease) in LOCs	1,050	650	250	—	—	—	—	250
Net impact	$—	$—	$—	$50	$150	$200	$50	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following June 30, 2014 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For ING USA Annuity and Life Insurance Company ("ING USA"), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in a loss of approximately $500.0 million and $600.0 million for the three and six months ended June 30, 2014, respectively which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $600.0 million and $800.0 million for the three and six months ended June 30, 2014, respectively. Changes in statutory reserves due to equity and equity hedges for ING USA include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by ING USA. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on June 30, 2014 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of June 30, 2014
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$900	$500	$100	$(200)	$(500)	$(700)	$(350)	$200

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following June 30, 2014 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues, which will not be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

Actual results will differ from the estimates above for reasons such as variance in market volatility versus what is assumed, 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), changes in nonperformance spreads, equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed block of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

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

Futures contracts are also used to hedge against an increase in certain equity indices. An increase in certain equity indices may result in increased payments to contract holders of FIA contracts. The futures contracts offset this increased expense.

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

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements included in Part I., Item 1. in this Form 10-Q.

Item 1A.     Risk Factors

For a discussion of the Company's potential risks or uncertainties, please see "Risk Factors" in Part I., Item 1A. in our Annual Report on Form 10-K filed with the SEC and "Risk Factors" in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. In addition, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" herein and in the Annual Report on Form 10-K and "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-35897).

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2014 - April 30, 2014	155,000	$36.84	155,000	$35.4
May 1, 2014 - May 31, 2014	643,714	34.17	643,714	13.4
June 1, 2014 - June 30, 2014	76,844	36.23	76,844	10.6
Total	875,558	$34.82	875,558	N/A

(1)
On March 13, 2014, Voya Financial, Inc.’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which Voya Financial, Inc. may, from time to time, purchase shares of its common stock through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, or tender offers. The initial authorization under the Share Repurchase Program permitted the repurchase of a number of shares of the Company’s common stock having an aggregate repurchase price not exceeding $300.0 million. On July 31, 2014, the Company’s Board of Directors increased the authorization under the Share Repurchase Program by an additional $500.0 million, with such authorization to expire (unless subsequently extended) no later than the second quarter of 2015. The authorization for the Share Repurchase Program may be terminated, increased or decreased by Voya Financial, Inc.’s Board of Directors at any time. As of August 7, 2014, the approximate dollar value of shares that may be purchased under the program is $510.6 million.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended June 30, 2014, Voya Financial, Inc. increased its treasury stock by 107,512 shares in connection with such withholding activities.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended June 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc., and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries.

Other than the transactions described below, at no time during the quarter ended June 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended June 30, 2014, ING Bank had gross revenues of approximately $13.2 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $136.0 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on page 183 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2014	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit

3.1	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on April 7, 2014)
10.1
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 2, 2014)

10.2+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.3+	Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document [1]
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

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

