Form 10-Q
period 2014-09-30
Voya Financial, Inc.
filed 2014-11-05
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2014, 246,298,579 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2014

As used in this Quarterly Report on Form 10-Q, "Voya Financial," the "Company," "we," "our" and "us" refer to Voya Financial, Inc.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-35897) (the "Annual Report on Form 10-K"), "Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-35897) and this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,865.1 as of 2014 and $65,033.8 as of 2013)	$70,155.7	$68,317.8
Fixed maturities, at fair value using the fair value option	3,557.8	2,935.3
Equity securities, available-for-sale, at fair value (cost of $239.2 as of 2014 and $267.4 as of 2013)	270.5	314.4
Short-term investments	1,173.1	1,048.1
Mortgage loans on real estate, net of valuation allowance of $3.4 as of 2014 and $3.8 as of 2013	9,949.7	9,312.2
Policy loans	2,104.2	2,147.0
Limited partnerships/corporations	348.2	236.4
Derivatives	1,136.8	1,149.3
Other investments	106.8	124.6
Securities pledged (amortized cost of $951.7 as of 2014 and $1,457.9 as of 2013)	1,021.6	1,465.7
Total investments	89,824.4	87,050.8
Cash and cash equivalents	1,908.5	2,840.8
Short-term investments under securities loan agreements, including collateral delivered	593.8	552.9
Accrued investment income	926.9	897.1
Reinsurance recoverable	6,752.5	6,702.2
Deferred policy acquisition costs and Value of business acquired	4,779.9	5,351.6
Sales inducements to contract holders	259.9	279.0
Current income taxes	8.4	—
Deferred income taxes	—	162.1
Goodwill and other intangible assets	296.1	323.7
Other assets	1,051.4	1,036.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	3,842.8	3,218.6
Cash and cash equivalents	560.9	710.7
Corporate loans, at fair value using the fair value option	6,262.9	4,965.3
Other assets	176.1	104.8
Assets held in separate accounts	107,059.3	106,827.1
Total assets	$224,303.8	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013
(In millions, except share and per share data)

	September 30, 2014	December 31, 2013
Liabilities and Shareholders' Equity:
Future policy benefits	$15,048.1	$14,098.4
Contract owner account balances	69,091.0	69,908.3
Payables under securities loan agreements, including collateral held	927.1	769.4
Long-term debt	3,515.5	3,514.7
Funds held under reinsurance agreements	1,136.7	1,181.5
Derivatives	656.8	1,351.8
Pension and other post-employment provisions	454.2	474.9
Current income taxes	—	44.1
Deferred income taxes	447.4	—
Other liabilities	1,315.8	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	6,344.4	5,161.6
Other liabilities	1,163.3	903.3
Liabilities related to separate accounts	107,059.3	106,827.1
Total liabilities	207,159.6	205,509.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 263,531,836 and 261,754,931 shares issued as of 2014 and 2013, respectively; 246,430,073 and 261,675,811 shares outstanding as of 2014 and 2013, respectively)	2.6	2.6
Treasury stock (at cost; 17,101,763 and 79,120 shares as of 2014 and 2013, respectively)	(624.2)	—
Additional paid-in capital	23,621.5	23,563.7
Accumulated other comprehensive income (loss)	2,820.2	1,849.1
Retained earnings (deficit):
Appropriated-consolidated investment entities	21.4	18.4
Unappropriated	(11,256.4)	(12,161.6)
Total Voya Financial, Inc. shareholders' equity	14,585.1	13,272.2
Noncontrolling interest	2,559.1	2,241.8
Total shareholders' equity	17,144.2	15,514.0
Total liabilities and shareholders' equity	$224,303.8	$221,023.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Net investment income	$1,163.6	$1,221.6	$3,430.1	$3,532.5
Fee income	908.9	920.8	2,738.0	2,722.4
Premiums	595.1	494.2	1,825.4	1,440.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(19.5)	(5.6)	(25.4)	(26.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	(1.2)	(0.2)	(4.3)
Net other-than-temporary impairments recognized in earnings	(19.4)	(4.4)	(25.2)	(22.6)
Other net realized capital gains (losses)	200.4	(512.7)	(350.9)	(1,935.2)
Total net realized capital gains (losses)	181.0	(517.1)	(376.1)	(1,957.8)
Other revenue	101.0	119.6	316.8	321.3
Income (loss) related to consolidated investment entities:
Net investment income	248.0	135.3	630.0	346.3
Changes in fair value related to collateralized loan obligations	(6.5)	60.9	(4.1)	(11.1)
Total revenues	3,191.1	2,435.3	8,560.1	6,394.5
Benefits and expenses:
Policyholder benefits	1,234.7	570.7	2,910.9	1,822.2
Interest credited to contract owner account balances	498.2	517.0	1,485.3	1,556.8
Operating expenses	767.3	762.8	2,315.1	2,292.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	30.6	64.6	272.4	319.6
Interest expense	47.2	48.4	142.3	136.6
Operating expenses related to consolidated investment entities:
Interest expense	56.6	50.4	152.3	130.6
Other expense	1.7	1.4	5.7	6.1
Total benefits and expenses	2,636.3	2,015.3	7,284.0	6,264.0
Income (loss) before income taxes	554.8	420.0	1,276.1	130.5
Income tax expense (benefit)	37.4	(27.7)	74.2	(6.4)
Net income (loss)	517.4	447.7	1,201.9	136.9
Less: Net income (loss) attributable to noncontrolling interest	116.6	101.1	296.7	84.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$400.8	$346.6	$905.2	$52.4
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.59	$1.33	$3.54	$0.21
Diluted	$1.58	$1.32	$3.51	$0.21
Cash dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$517.4	$447.7	$1,201.9	$136.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(510.8)	(223.2)	1,478.4	(2,733.4)
Other-than-temporary impairments	5.9	13.5	30.2	44.8
Pension and other postretirement benefits liability	(3.4)	(3.4)	(10.3)	(10.3)
Other comprehensive income (loss), before tax	(508.3)	(213.1)	1,498.3	(2,698.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(175.8)	(75.3)	527.2	(938.2)
Other comprehensive income (loss), after tax	(332.5)	(137.8)	971.1	(1,760.7)
Comprehensive income (loss)	184.9	309.9	2,173.0	(1,623.8)
Less: Comprehensive income (loss) attributable to noncontrolling interest	116.6	101.1	296.7	84.5
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$68.3	$208.8	$1,876.3	$(1,708.3)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2014 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2014	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,161.6)	$13,272.2	$2,241.8	$15,514.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	905.2	905.2	296.7	1,201.9
Other comprehensive income (loss), after tax	—	—	—	971.1	—	—	971.1	—	971.1
Total comprehensive income (loss)							1,876.3	296.7	2,173.0
Reclassification of noncontrolling interest	—	—	—	—	3.0	—	3.0	(3.0)	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(609.4)	—	—	—	—	(609.4)	—	(609.4)
Dividends on common stock	—	—	(7.7)	—	—	—	(7.7)	—	(7.7)
Share-based compensation	—	(14.8)	65.5	—	—	—	50.7	—	50.7
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	23.6	23.6
Balance at September 30, 2014	$2.6	$(624.2)	$23,621.5	$2,820.2	$21.4	$(11,256.4)	$14,585.1	$2,559.1	$17,144.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2013 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2013	$2.3	$—	$22,917.6	$3,710.7	$6.4	$(12,762.1)	$13,874.9	$2,186.3	$16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	52.4	52.4	84.5	136.9
Other comprehensive income (loss), after tax	—	—	—	(1,760.7)	—	—	(1,760.7)	—	(1,760.7)
Total comprehensive income (loss)							(1,708.3)	84.5	(1,623.8)
Reclassification of noncontrolling interest	—	—	—	—	(4.0)	—	(4.0)	4.0	—
Common stock issuance	0.3	—	571.3	—	—	—	571.6	—	571.6
Common stock acquired - Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	(2.6)	—	—	—	(2.6)	—	(2.6)
Share-based compensation	—	—	38.4	—	—	—	38.4	—	38.4
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(180.3)	(180.3)
Balance at September 30, 2013	$2.6	$—	$23,524.7	$1,950.0	$2.4	$(12,709.7)	$12,770.0	$2,094.5	$14,864.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$2,916.2	$2,942.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	9,192.3	11,626.7
Equity securities, available-for-sale	63.7	47.1
Mortgage loans on real estate	937.6	1,253.5
Limited partnerships/corporations	137.6	274.8
Acquisition of:
Fixed maturities	(9,172.3)	(14,281.7)
Equity securities, available-for-sale	(18.3)	(17.9)
Mortgage loans on real estate	(1,574.8)	(1,583.2)
Limited partnerships/corporations	(261.3)	(81.0)
Short-term investments, net	(124.5)	3,443.2
Policy loans, net	42.8	52.8
Derivatives, net	(670.7)	(1,981.6)
Other investments, net	38.5	34.3
Sales from consolidated investment entities	2,558.5	2,518.7
Purchases within consolidated investment entities	(4,292.6)	(3,352.2)
Collateral received (delivered), net	116.8	(751.5)
Purchases of fixed assets, net	(26.5)	(25.7)
Net cash used in investing activities	(3,053.2)	(2,823.7)
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,681.5	8,985.2
Maturities and withdrawals from investment contracts	(7,332.9)	(9,648.9)
Proceeds from issuance of debt with maturities of more than three months	—	2,147.1
Repayment of debt with maturities of more than three months	—	(2,697.4)
Short-term debt, net	—	(171.6)
Debt issuance costs	(16.8)	(24.8)
Borrowings of consolidated investment entities	340.5	32.0
Repayments of borrowings of consolidated investment entities	(66.6)	(8.5)
Contributions from (distributions to) participants in consolidated investment entities	1,235.9	626.7
Proceeds from issuance of common stock, net	—	571.6
Common stock acquired - Share repurchase	(614.4)	—
Share-based compensation	(14.8)	—
Dividends paid	(7.7)	—
Net cash used in financing activities	(795.3)	(188.6)
Net decrease in cash and cash equivalents	(932.3)	(70.2)
Cash and cash equivalents, beginning of period	2,840.8	1,786.8
Cash and cash equivalents, end of period	$1,908.5	$1,716.6
Supplemental cash flow information:
Income taxes paid (received), net	$44.4	$(2.8)
Interest paid	156.9	126.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services in three ongoing businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the "IPO"). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2014 Offering"). Also on March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the "March 2014 Direct Share Repurchase") (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the "March 2014 Transactions"). Upon completion of the March 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the "September 2014 Offering"). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the "September 2014 Direct Share Repurchase") (the September 2014 Offering and the September 2014 Direct Share Repurchase collectively, the "September 2014 Transactions"). Upon completion of the September 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to 32.5%. Pursuant to an agreement with the European Union, ING Group is required to divest its remaining ownership stake in the Company by the end of 2016.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014, its results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and its changes in shareholders' equity and statements of cash flows for the nine months ended September 30, 2014 and 2013, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2013 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to unrecognized tax benefits existing on that date. The adoption had no effect on the Company's financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

Future Adoption of Accounting Pronouncements

Going Concern
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operation, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.
The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect ASU 2014-15 to have an impact.

Collateralized Financing Entities
In August 2014, the FASB issues ASU 2014-13, “Consolidation (ASC Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), which allows an entity to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using either:

•
ASC Topic 820, whereby both the financial assets and liabilities are measured using the requirements of ASC Topic 820, with any difference reflected in earnings and attributed to the reporting entity in the statement of operations.

•
The measurement alternative, whereby both the financial assets and liabilities are measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities.

The provisions of ASU 2014-13 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of determining the impact of the adoptions of the provisions of ASU 2014-13.
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

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,767.5	$424.7	$5.1	$—	$4,187.1	$—
U.S. Government agencies and authorities	415.3	47.1	0.1	—	462.3	—
State, municipalities and political subdivisions	434.8	21.5	1.5	—	454.8	—
U.S. corporate securities	37,243.2	3,054.6	219.6	—	40,078.2	10.6

Foreign securities(1):
Government	862.6	47.2	12.8	—	897.0	—
Other	15,115.3	1,065.0	59.8	—	16,120.5	—
Total foreign securities	15,977.9	1,112.2	72.6	—	17,017.5	—

Residential mortgage-backed securities:
Agency	4,988.3	414.0	20.5	75.0	5,456.8	0.3
Non-Agency	1,036.1	168.6	8.3	43.2	1,239.6	80.1
Total Residential mortgage-backed securities	6,024.4	582.6	28.8	118.2	6,696.4	80.4
Commercial mortgage-backed securities	3,761.5	270.5	1.2	—	4,030.8	—
Other asset-backed securities	1,750.0	78.2	20.2	—	1,808.0	4.8

Total fixed maturities, including securities pledged	69,374.6	5,591.4	349.1	118.2	74,735.1	95.8
Less: Securities pledged	951.7	77.6	7.7	—	1,021.6	—
Total fixed maturities	68,422.9	5,513.8	341.4	118.2	73,713.5	95.8

Equity securities:
Common stock	188.7	0.5	—	—	189.2	—
Preferred stock	50.5	30.8	—	—	81.3	—
Total equity securities	239.2	31.3	—	—	270.5	—

Total fixed maturities and equity securities investments	$68,662.1	$5,545.1	$341.4	$118.2	$73,984.0	$95.8
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents Other-than-Temporary-Impairments ("OTTI") reported as a component of Other comprehensive income (loss).

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,313.2	$2,362.3
After one year through five years	12,705.5	13,484.2
After five years through ten years	20,943.9	21,719.0
After ten years	21,876.1	24,634.4
Mortgage-backed securities	9,785.9	10,727.2
Other asset-backed securities	1,750.0	1,808.0
Fixed maturities, including securities pledged	$69,374.6	$74,735.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2014 and December 31, 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2014
Communications	$3,959.6	$455.8	$15.5	$4,399.9
Financial	7,582.8	669.3	20.1	8,232.0
Industrial and other companies	30,002.1	1,982.7	204.4	31,780.4
Utilities	9,335.1	884.0	30.0	10,189.1
Transportation	1,478.9	127.8	9.4	1,597.3
Total	$52,358.5	$4,119.6	$279.4	$56,198.7

December 31, 2013
Communications	$4,016.2	$293.0	$73.4	$4,235.8
Financial	6,640.7	566.6	72.6	7,134.7
Industrial and other companies	29,303.1	1,524.5	564.5	30,263.1
Utilities	9,200.6	570.0	142.2	9,628.4
Transportation	1,467.1	84.6	30.0	1,521.7
Total	$50,627.7	$3,038.7	$882.7	$52,783.7

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2014 and December 31, 2013, approximately 44.0% and 38.3%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2014 and December 31, 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of September 30, 2014 and December 31, 2013, the fair value of loaned securities was $409.9 and $435.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $426.2 and $451.0, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, liabilities to return collateral of $426.2 and $451.0, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2014:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$375.6	$1.9	$—	$—	$70.3	$3.2	$445.9	$5.1
U.S. Government agencies and authorities	6.9	0.1	—	—	—	—	6.9	0.1
U.S. corporate, state and municipalities	3,902.8	54.3	75.3	3.9	3,536.4	162.9	7,514.5	221.1
Foreign	1,558.8	24.6	19.3	0.3	916.5	47.7	2,494.6	72.6
Residential mortgage-backed	266.2	1.3	62.1	0.6	760.1	26.9	1,088.4	28.8
Commercial mortgage-backed	114.1	0.7	3.5	0.5	—	—	117.6	1.2
Other asset-backed	236.7	0.6	2.6	0.1	247.7	19.5	487.0	20.2
Total	$6,461.1	$83.5	$162.8	$5.4	$5,531.0	$260.2	$12,154.9	$349.1

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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 95.5% and 89.4% of the average book value as of September 30, 2014 and December 31, 2013, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2014
Six months or less below amortized cost	$6,559.3	$2.8		$85.4	$0.6		559	4
More than six months and twelve months or less below amortized cost	362.1	—	*	23.7	—	*	74	2
More than twelve months below amortized cost	5,568.4	11.4		235.4	4.0		551	8
Total	$12,489.8	$14.2		$344.5	$4.6		1,184	14

December 31, 2013
Six months or less below amortized cost	$7,883.3	$80.5		$166.0	$18.6		570	20
More than six months and twelve months or less below amortized cost	12,339.7	67.6		776.8	16.7		798	8
More than twelve months below amortized cost	1,579.2	55.8		144.5	13.9		302	22
Total	$21,802.2	$203.9		$1,087.3	$49.2		1,670	50
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2014
U.S. Treasuries	$451.0	$—	$5.1	$—	16	—
U.S. Government agencies and authorities	7.0	—	0.1	—	1	—
U.S. corporate, state and municipalities	7,734.6	1.0	220.9	0.2	548	2
Foreign	2,567.2	—	72.6	—	197	—
Residential mortgage-backed	1,113.0	4.2	26.6	2.2	323	7
Commercial mortgage-backed	118.8	—	1.2	—	10	—
Other asset-backed	498.2	9.0	18.0	2.2	89	5
Total	$12,489.8	$14.2	$344.5	$4.6	1,184	14

December 31, 2013
U.S. Treasuries	$2,750.5	$25.3	$81.4	$5.4	32	1
U.S. Government agencies and authorities	66.8	—	1.4	—	3	—
U.S. corporate, state and municipalities	11,892.6	55.8	694.2	13.5	744	5
Foreign	3,944.2	35.0	211.0	7.7	300	6
Residential mortgage-backed	2,361.4	35.6	70.2	10.2	471	25
Commercial mortgage-backed	245.5	—	3.5	—	16	—
Other asset-backed	541.2	52.2	25.6	12.4	104	13
Total	$21,802.2	$203.9	$1,087.3	$49.2	1,670	50

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
September 30, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$5.1	$—	$0.3	$—
Non-agency RMBS > 90% - 100%	36.1	—	1.9	—
Non-agency RMBS 80% - 90%	108.5	0.3	5.9	0.1
Non-agency RMBS < 80%	293.2	7.1	16.3	1.8
Agency RMBS	915.5	3.8	18.5	2.0
Other ABS (Non-RMBS)	252.8	2.0	1.7	0.5
Total RMBS and Other ABS	$1,611.2	$13.2	$44.6	$4.4

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
September 30, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$343.7	$7.4	$20.0	$1.9
Non-agency RMBS > 5% - 10%	18.5	—	0.7	—
Non-agency RMBS > 0% - 5%	41.0	—	0.9	—
Non-agency RMBS 0%	39.7	—	2.8	—
Agency RMBS	915.5	3.8	18.5	2.0
Other ABS (Non-RMBS)	252.8	2.0	1.7	0.5
Total RMBS and Other ABS	$1,611.2	$13.2	$44.6	$4.4

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
September 30, 2014	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,053.7	$2.4	$20.1	$0.7
Floating Rate	557.5	10.8	24.5	3.7
Total	$1,611.2	$13.2	$44.6	$4.4
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2014, the Company had no new troubled debt restructurings for private placement and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post modification carrying value of $1.9. For the year ended December 31, 2013, the Company had no new private placement troubled debt restructurings and 21 new commercial mortgage loan troubled debt restructurings with a pre-modification and post modification carrying value of $91.0. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2014, these loans have repaid $16.7 in principal.

As of September 30, 2014 and December 31, 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

Mortgage Loans on Real Estate

The Company's mortgage loans on real estate are all commercial mortgage loans held for investment, which are reported at amortized cost, less impairment write-downs and allowance for losses. The Company diversifies its commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. The Company manages risk when originating commercial mortgage loans by generally lending only up to 75% of the estimated fair value of the underlying real estate. Subsequently, the Company continuously evaluates mortgage loans based on relevant current information including a review of loan-specific credit quality, property characteristics and market trends. Loan performance is monitored on a loan specific basis through the review of submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review ensures properties are performing at a consistent and acceptable level to secure the debt. The components to evaluate debt service coverage are received and reviewed at least annually to determine the level of risk.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2014	December 31, 2013
Commercial mortgage loans	$9,953.1	$9,316.0
Collective valuation allowance for losses	(3.4)	(3.8)
Total net commercial mortgage loans	$9,949.7	$9,312.2

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2014 and 2013.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$3.8	$3.9
Addition to (reduction of) allowance for losses	(0.4)	(0.1)
Collective valuation allowance for losses, end of period	$3.4	$3.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2014	December 31, 2013
Impaired loans with allowances for losses	$—	$—
Impaired loans without allowances for losses	83.4	94.3
Subtotal	83.4	94.3
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$83.4	$94.3
Unpaid principal balance of impaired loans	$85.8	$96.7

The following table presents information on impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure as of the dates indicated:

	September 30, 2014	December 31, 2013
Troubled debt restructured loans	$76.0	$86.6
Loans 90 days or more past due, interest no longer accruing, at amortized cost	—	5.1
Unpaid principal balance of loans 90 days or more past due, interest no longer accruing	—	5.1

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
As of September 30, 2014	$—	$—	$—	$—	$—
As of December 31, 2013	—	5.1	—	—	5.1

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2014 or December 31, 2013.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

There were no loans in arrears with respect to principal and interest as of September 30, 2014. There was one loan in arrears with respect to principal and interest as of December 31, 2013 with a total amortized cost of $5.1.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$83.4	$55.6
Interest income recognized on impaired loans, on an accrual basis (1)	1.2	1.0
Interest income recognized on impaired loans, on a cash basis (1)	1.2	1.0
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.1	0.8
(1) Includes amounts for Troubled debt restructured loans.

	Nine Months Ended September 30,
	2014	2013
Impaired loans, average investment during the period (amortized cost) (1)	$88.8	$55.6
Interest income recognized on impaired loans, on an accrual basis (1)	3.7	1.3
Interest income recognized on impaired loans, on a cash basis (1)	3.4	1.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	3.3	0.8
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$1,568.3	$1,782.6
> 50% - 60%	2,414.9	2,390.0
> 60% - 70%	5,452.3	4,668.3
> 70% - 80%	498.3	455.8
> 80% and above	19.3	19.3
Total Commercial mortgage loans	$9,953.1	$9,316.0
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2014 (1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,114.2	$6,346.5
> 1.25x - 1.5x	1,595.1	1,520.9
> 1.0x - 1.25x	901.1	980.6
Less than 1.0x	334.7	467.8
Commercial mortgage loans secured by land or construction loans	8.0	0.2
Total Commercial mortgage loans	$9,953.1	$9,316.0
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,490.9	25.0%	$2,281.8	24.5%
South Atlantic	2,031.3	20.4%	1,936.0	20.8%
Middle Atlantic	1,355.1	13.6%	1,112.0	11.9%
West South Central	1,101.6	11.1%	1,122.3	12.0%
East North Central	1,190.5	12.0%	1,037.5	11.1%
Mountain	837.8	8.4%	790.4	8.5%
West North Central	528.4	5.3%	517.2	5.6%
East South Central	235.2	2.4%	200.7	2.2%
New England	182.3	1.8%	318.1	3.4%
Total Commercial mortgage loans	$9,953.1	100.0%	$9,316.0	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2014 (1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,190.4	32.1%	$2,936.9	31.5%
Industrial	2,769.3	27.8%	2,848.0	30.6%
Apartments	1,582.2	15.9%	1,296.1	13.9%
Office	1,226.3	12.3%	1,242.2	13.3%
Hotel/Motel	390.3	3.9%	430.6	4.6%
Mixed Use	347.8	3.5%	184.1	2.0%
Other	446.8	4.5%	378.1	4.1%
Total Commercial mortgage loans	$9,953.1	100.0%	$9,316.0	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2014 (1)	December 31, 2013(1)
Year of Origination:
2014	$1,494.2	$—
2013	2,157.9	2,199.8
2012	1,706.0	1,743.3
2011	1,655.3	1,835.9
2010	369.4	409.8
2009	86.1	149.5
2008 and prior	2,484.2	2,977.7
Total Commercial mortgage loans	$9,953.1	$9,316.0
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5		1	$—	—
U.S. corporate	14.4		41	—	—
Foreign(1)	1.3		4	—	—
Residential mortgage-backed	2.5		47	1.1	39
Commercial mortgage-backed	—	*	5	0.3	1
Other asset-backed	0.7		17	1.1	5
Equity	—		—	1.2	2
Other assets	—		—	0.7	1
Total	$19.4		115	$4.4	48
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Nine Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5		1	$—	—
U.S. corporate	14.8		41	—	—
Foreign(1)	3.0		9	—	—
Residential mortgage-backed	4.9		81	9.9	105
Commercial mortgage-backed	0.2		7	0.4	3
Other asset-backed	0.8		17	8.6	7
Equity	1.0		2	3.0	2
Other assets	—		—	0.7	1
Total	$25.2		158	$22.6	118
(1) Primarily U.S. dollar denominated.

The above tables include $2.3 and $5.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $17.1 and $19.3 in write-downs for the three and nine months ended September 30, 2014, respectively, are related to intent impairments.

The above tables include $3.6 and $14.4 of write-downs related to credit impairments for the three and nine months ended September 2013, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.8 and $8.2 in write-downs for three and nine months ended September 2013, respectively, are related to intent impairments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5		1	$—	—
U.S. corporate	14.4		41	—	—
Foreign(1)	1.3		4	—	—
Residential mortgage-backed	0.7		16	0.5	6
Commercial mortgage-backed	—	*	5	0.3	1
Other asset-backed	0.2		14	—	—
Equity	—		—	—	—
Other assets	—		—	—	—
Total	$17.1		81	$0.8	7
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Nine Months Ended September 30,
	2014			2013
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5		1	$—	—
U.S. corporate	14.4		41	—	—
Foreign(1)	3.0		9	—	—
Residential mortgage-backed	1.0		23	0.5	6
Commercial mortgage-backed	0.2		7	0.4	3
Other asset-backed	0.2		14	7.3	2
Equity	—		—	—	—
Other assets	—		—	—	—
Total	$19.3		95	$8.2	11
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Balance at July 1	$92.6	$109.9
Additional credit impairments:
On securities not previously impaired	0.3	0.2
On securities previously impaired	1.7	0.9
Reductions:
Securities sold, matured, prepaid or paid down	3.6	6.4
Balance at September 30	$91.0	$104.6

	Nine Months Ended September 30,
	2014	2013
Balance at January 1	$102.8	$114.7
Additional credit impairments:
On securities not previously impaired	1.4	2.4
On securities previously impaired	3.2	6.9
Reductions:
Securities sold, matured, prepaid or paid down	16.4	19.4
Balance at September 30	$91.0	$104.6

Net Investment Income

The following tables summarize Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities	$1,006.8	$974.6	$2,983.9	$2,967.9
Equity securities, available-for-sale	2.3	3.4	9.7	6.5
Mortgage loans on real estate	124.2	118.5	358.5	362.2
Policy loans	28.5	29.5	84.6	89.1
Short-term investments and cash equivalents	0.9	0.8	2.4	2.7
Other	3.3	96.1	(4.5)	107.6
Gross investment income	1,166.0	1,222.9	3,434.6	3,536.0
Less: Investment expenses	2.4	1.3	4.5	3.5
Net investment income	$1,163.6	$1,221.6	$3,430.1	$3,532.5

As of September 30, 2014 and December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(1.3)	$29.9
Fixed maturities, at fair value option	(104.4)	(71.1)
Equity securities, available-for-sale	—	(0.2)
Derivatives	167.9	(643.8)
Embedded derivative - fixed maturities	(1.1)	(16.1)
Embedded derivative - product guarantees	127.7	184.6
Other investments	(7.8)	(0.4)
Net realized capital gains (losses)	$181.0	$(517.1)
After-tax net realized capital gains (losses)	$130.8	$(323.9)

	Nine Months Ended September 30,
	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$43.3	$36.3
Fixed maturities, at fair value option	(139.3)	(396.6)
Equity securities, available-for-sale	17.9	(1.9)
Derivatives	(11.6)	(2,449.7)
Embedded derivative - fixed maturities	(8.3)	(89.6)
Embedded derivative - product guarantees	(298.0)	944.4
Other investments	19.9	(0.7)
Net realized capital gains (losses)	$(376.1)	$(1,957.8)
After-tax net realized capital gains (losses)	$(231.6)	$(1,263.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds on sales	$1,806.3	$2,282.4	$5,606.5	$7,005.2
Gross gains	38.2	47.2	143.4	124.2
Gross losses	20.2	26.9	76.3	48.0

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

Variance swaps: The Company uses variance swaps to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits and to mitigate certain rebalancing costs resulting from increased volatility. An increase in the equity volatility results in higher valuations of such liabilities. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

Managed custody guarantees ("MCG"): The Company issues certain credited rate guarantees on variable fixed income portfolios that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$748.5	$97.0	$0.3	$786.0	$81.0	$0.5
Foreign exchange contracts	174.7	14.6	—	174.7	6.3	1.6
Fair value hedges:
Interest rate contracts	624.9	3.4	32.5	873.5	4.8	64.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	69,019.6	695.8	537.3	63,122.0	826.2	1,174.3
Foreign exchange contracts	1,292.2	32.9	20.5	1,281.7	17.8	43.3
Equity contracts	17,851.0	251.7	42.2	11,725.9	172.7	52.9
Credit contracts	3,221.0	41.4	24.0	3,221.0	40.5	14.5
Embedded derivatives:
Within fixed maturity investments	N/A	118.2	—	N/A	126.5	—
Within annuity products	N/A	—	3,096.4	N/A	—	2,645.6
Within reinsurance agreements	N/A	—	123.5	N/A	—	79.0
Total		$1,255.0	$3,876.7		$1,275.8	$4,076.4
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2014 and December 31, 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,221.0	$41.4	$24.0
Equity contracts	9,928.6	234.9	40.5
Foreign exchange contracts	1,466.9	47.5	20.5
Interest rate contracts	70,393.0	796.2	570.1
		1,120.0	655.1
Counterparty netting(1)		(505.5)	(505.5)
Cash collateral netting(1)		(383.4)	(29.6)
Securities collateral netting(1)		(66.7)	(65.6)
Net receivables/payables		$164.4	$54.4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2014, the Company held $298.6 and $51.6 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $214.7 and $18.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2014, the Company delivered $611.7 of securities and held $71.2 of securities as collateral. As of December 31, 2013, the Company delivered $1.0 billion of securities and held $51.3 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$—	$0.6	$0.1
Foreign exchange contracts	0.5	0.1	1.5	0.1
Fair value hedges:
Interest rate contracts	0.7	(6.1)	(11.9)	20.5
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	82.9	(105.6)	443.8	(915.0)
Foreign exchange contracts	66.3	(46.3)	63.3	71.3
Equity contracts	15.0	(493.0)	(512.0)	(1,644.9)
Credit contracts	2.2	7.1	3.1	18.2
Managed custody guarantees	—	1.0	0.1	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(1.1)	(16.1)	(8.3)	(89.6)
Within annuity products(2)	127.7	183.6	(298.1)	943.3
Within reinsurance agreements(3)	20.1	9.3	(61.3)	82.5
Total	$314.6	$(466.0)	$(379.2)	$(1,512.4)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2014, the fair values of credit default swaps of $41.4 and $24.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $40.5 and $14.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $0.5 billion on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,606.5	$580.6	$—	$4,187.1
U.S. Government agencies and authorities	—	462.3	—	462.3
U.S. corporate, state and municipalities	—	39,405.0	1,128.0	40,533.0
Foreign(1)	—	16,642.1	375.4	17,017.5
Residential mortgage-backed securities	—	6,603.5	92.9	6,696.4
Commercial mortgage-backed securities	—	4,008.9	21.9	4,030.8
Other asset-backed securities	—	1,797.7	10.3	1,808.0
Total fixed maturities, including securities pledged	3,606.5	69,500.1	1,628.5	74,735.1
Equity securities, available-for-sale	213.1	—	57.4	270.5
Derivatives:
Interest rate contracts	—	796.2	—	796.2
Foreign exchange contracts	—	47.5	—	47.5
Equity contracts	16.7	152.1	82.9	251.7
Credit contracts	—	29.3	12.1	41.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,555.5	119.9	—	3,675.4
Assets held in separate accounts	102,248.3	4,797.3	13.7	107,059.3
Total assets	$109,640.1	$75,442.4	$1,794.6	$186,877.1
Percentage of Level to total	58.6%	40.4%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,894.2	$1,894.2
GMAB/GMWB/GMWBL(2)	—	—	1,157.2	1,157.2
Stabilizer and MCGs	—	—	45.0	45.0
Other derivatives:
Interest rate contracts	—	570.1	—	570.1
Foreign exchange contracts	—	20.5	—	20.5
Equity contracts	1.6	40.6	—	42.2
Credit contracts	—	—	24.0	24.0
Embedded derivative on reinsurance	—	123.5	—	123.5
Total liabilities	$1.6	$754.7	$3,120.4	$3,876.7
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2014 and 2013. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2014:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	806.1	(0.1)	(30.0)	60.7	—	—	(43.3)	396.5	(61.9)	1,128.0	(0.1)
Foreign(1)	380.8	—	(5.2)	—	—	—	(0.2)	—	—	375.4	—
Residential mortgage-backed securities	99.6	(3.5)	1.4	6.7	—	—	(0.4)	1.7	(12.6)	92.9	(3.5)
Commercial mortgage-backed securities	—	—	—	21.9	—	—	—	—	—	21.9	—
Other asset-backed securities	11.5	0.8	(0.8)	—	—	—	(1.2)	—	—	10.3	0.8
Total fixed maturities including securities pledged	1,298.0	(2.8)	(34.6)	89.3	—	—	(45.1)	398.2	(74.5)	1,628.5	(2.8)
Equity securities, available-for-sale	57.2	—	0.2	—	—	—	—	—	—	57.4	—
Derivatives:
Product guarantees:
FIA(2)	(1,934.7)	37.9	—	—	(31.4)	—	34.0	—	—	(1,894.2)	—
GMAB/GMWB/GMWBL(2)	(1,220.3)	101.6	—	—	(38.6)	—	0.1	—	—	(1,157.2)	—
Stabilizer and MCGs(2)	(32.0)	(11.8)	—	—	(1.2)	—	—	—	—	(45.0)	—
Other derivatives, net	78.2	6.3	—	8.2	—	—	(21.7)	—	—	71.0	(7.2)
Assets held in separate accounts(5)	15.9	—	—	4.8	—	(1.3)	—	0.9	(6.6)	13.7	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate, state and municipalities	456.5	(1.0)	(4.9)	304.2	—	(4.3)	(75.4)	455.9	(3.0)	1,128.0	(0.3)
Foreign(1)	154.3	—	(2.4)	94.0	—	—	(8.0)	198.5	(61.0)	375.4	—
Residential mortgage-backed securities	98.6	(8.9)	2.0	7.3	—	—	(1.3)	8.8	(13.6)	92.9	(8.9)
Commercial mortgage-backed securities	—	—	—	21.9	—	—	—	—	—	21.9	—
Other asset-backed securities	59.2	5.9	(5.1)	—	—	—	(32.7)	—	(17.0)	10.3	2.2
Total fixed maturities including securities pledged	783.0	(4.0)	(10.4)	427.4	—	(4.3)	(117.4)	663.2	(109.0)	1,628.5	(7.0)
Equity securities, available-for-sale	55.3	(0.9)	3.1	—	—	(0.1)	—	—	—	57.4	(0.9)
Derivatives:
Product guarantees:
FIA(2)	(1,736.7)	(123.3)	—	—	(124.8)	—	90.6	—	—	(1,894.2)	—
GMAB/GMWB/GMWBL(2)	(908.9)	(133.2)	—	—	(115.5)	—	0.4	—	—	(1,157.2)	—
Stabilizer and MCGs(2)	—	(41.5)	—	—	(3.5)	—	—	—	—	(45.0)	—
Other derivatives, net	80.3	33.4	—	24.4	—	—	(67.1)	—	—	71.0	(9.3)
Assets held in separate accounts(3)	13.1	0.1	—	10.7	—	(4.5)	—	0.9	(6.6)	13.7	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended September 30, 2013:

	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	465.2	(0.1)	(2.3)	0.1	—	(1.2)	(14.6)	2.6	—	449.7	(0.1)
Foreign(1)	98.7	0.1	4.5	—	—	—	(24.9)	13.6	—	92.0	—
Residential mortgage-backed securities	116.9	(1.8)	(0.1)	64.7	—	—	(0.3)	—	(3.0)	176.4	(1.8)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	93.6	1.9	(1.5)	—	—	—	(2.8)	—	—	91.2	2.0
Total fixed maturities including securities pledged	774.4	0.1	0.6	64.8	—	(1.2)	(42.6)	16.2	(3.0)	809.3	0.1
Equity securities, available-for-sale	59.0	(0.1)	—	—	—	—	—	—	(1.2)	57.7	(0.2)
Derivatives:
Product guarantees:
FIA(2)	(1,520.6)	(32.2)	—	—	(35.2)	—	21.3	—	—	(1,566.7)	—
GMAB/GMWB/GMWBL(2)	(1,340.8)	198.3	—	—	(33.5)	—	0.1	—	—	(1,175.9)	—
Stabilizer and MCGs(2)	(28.0)	18.5	—	(1.5)	—	—	—	—	—	(11.0)	—
Other derivatives, net	56.5	24.8	—	7.3	—	—	(18.3)	—	—	70.3	9.6
Assets held in separate accounts(5)	19.9	—	—	0.6	—	(0.3)	—	—	(13.8)	6.4	—
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the nine months ended September 30, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate, state and municipalities	524.2	(0.3)	(6.7)	0.1	—	(10.1)	(40.8)	62.4	(79.1)	449.7	(0.4)
Foreign(1)	104.2	0.2	8.6	—	—	(4.7)	(36.3)	20.0	—	92.0	—
Residential mortgage-backed securities	74.1	(5.6)	(0.6)	112.4	—	(0.6)	(1.0)	—	(2.3)	176.4	(5.7)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	115.2	10.7	(3.1)	—	—	—	(31.6)	0.3	(0.3)	91.2	7.7
Total fixed maturities including securities pledged	817.7	5.0	(1.8)	112.5	—	(15.4)	(109.7)	82.7	(81.7)	809.3	1.6
Equity securities, available-for-sale	55.8	(2.5)	3.8	0.2	—	—	—	51.8	(51.4)	57.7	(1.9)
Derivatives:
Product guarantees:
FIA(2)	(1,434.3)	(116.4)	—	—	(71.2)	—	55.2	—	—	(1,566.7)	—
GMAB/GMWB/GMWBL(2)	(2,035.5)	965.2	—	—	(105.9)	—	0.3	—	—	(1,175.9)	—
Stabilizer and MCGs(2)	(102.0)	95.6	—	(4.6)	—	—	—	—	—	(11.0)	—
Other derivatives, net	22.9	78.0	—	20.7	—	—	(51.3)	—	—	70.3	35.9
Assets held in separate accounts(5)	16.3	—	—	7.9	—	(10.1)	—	2.2	(9.9)	6.4	0.1
(1) Primarily U.S. dollar denominated.
(2) All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations.
(3) The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4) For financial instruments still held as of September 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Significant unobservable inputs used in the fair value measurements of GMABs, GMWBs and GMWBLs include long-term equity and interest rate implied volatility, correlations between the rate of return on policyholder funds and between interest rates and equity returns, nonperformance risk, mortality and policyholder behavior assumptions, such as benefit utilization, lapses and partial withdrawals. Such inputs are monitored quarterly.

Significant unobservable inputs used in the fair value measurements of FIAs include nonperformance risk and policyholder behavior assumptions, such as lapses and partial withdrawals. Such inputs are monitored quarterly.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.3%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -14%		-32% to -14%		—		—
Nonperformance risk	0.08% to 0.94%		0.08% to 0.94%		0.08% to 0.94%		0.08% to 0.94%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 32% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.8	$0.3	$3.1	9.6
60-69	6.8	0.5	7.3	5.1
70+	5.3	0.3	5.6	3.3
	$14.9	$1.1	$16.0	6.0
* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$7.5	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	0.7	0.36% to 7.2%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$7.4	1.7% to 21%
	Out of the Money	0.1		12% to 31%	1.0	5.6% to 24%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-30%	0-15%	0-50%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-50%	0-25%	0-65%	0-30%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-30%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 8.0%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—		—
Interest Rates and Equity Funds	-30% to -14%		-30% to -14%		—		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 2%		—
Lapses	0.08% to 40%	(3)(4)	0.08% to 31%	(3)(4)	0% to 53%	(3)	0% to 55%	(5)
Policyholder Deposits(6)	—		—		—		0% to 60%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.1	2.6	7.7	1.4
70+	4.0	1.3	5.3	—
	$11.2	$5.3	$16.5	2.3
* For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2013 (account value amounts are in $ billions).

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

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-30%	0-15%	0-55%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-55%	0-25%	0-60%	0-30%
Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in interest rate implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$74,735.1	$74,735.1	$72,718.8	$72,718.8
Equity securities, available-for-sale	270.5	270.5	314.4	314.4
Mortgage loans on real estate	9,949.7	10,268.5	9,312.2	9,404.7
Policy loans	2,104.2	2,104.2	2,147.0	2,147.0
Limited partnerships/corporations	348.2	348.2	236.4	236.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,675.4	3,675.4	4,441.8	4,441.8
Derivatives	1,136.8	1,136.8	1,149.3	1,149.3
Other investments	106.8	106.8	124.6	131.1
Assets held in separate accounts	107,059.3	107,059.3	106,827.1	106,827.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,440.6	53,877.9	49,418.4	53,713.8
Funding agreements with fixed maturities and guaranteed investment contracts	1,749.3	1,733.1	2,692.3	2,663.9
Supplementary contracts, immediate annuities and other	3,778.6	4,054.8	3,383.6	3,567.3
Derivatives:
Annuity product guarantees:
FIA	1,894.2	1,894.2	1,736.7	1,736.7
GMAB/GMWB/GMWBL	1,157.2	1,157.2	908.9	908.9
Stabilizer and MCGs	45.0	45.0	—	—
Other derivatives	656.8	656.8	1,351.8	1,351.8
Long-term debt	3,515.5	3,851.3	3,514.7	3,717.8
Embedded derivatives on reinsurance	123.5	123.5	79.0	79.0
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	280.5	9.6	290.1
Amortization:
Amortization	(385.1)	(128.7)	(513.8)
Interest accrued(1)	174.9	66.5	241.4
Net amortization included in Condensed Consolidated Statements of Operations	(210.2)	(62.2)	(272.4)
Change in unrealized capital gains/losses on available-for-sale securities	(373.2)	(216.2)	(589.4)
Balance at September 30, 2014	$4,013.2	$766.7	$4,779.9

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	300.0	10.2	310.2
Amortization:
Amortization	(507.6)	(53.2)	(560.8)
Interest accrued(1)	173.6	67.6	241.2
Net amortization included in Condensed Consolidated Statements of Operations	(334.0)	14.4	(319.6)
Change in unrealized capital gains/losses on available-for-sale securities	1,061.5	556.6	1,618.1
Balance at September 30, 2013	$4,249.1	$1,015.9	$5,265.0
(1) Interest accrued at the following rates for DAC: 0.6% to 7.4% during 2014 and 1.0% to 7.4% during 2013. Interest accrued at the following rates for VOBA: 3.1% to 7.5% during 2014 and 3.0% to 7.5% during 2013.

6.     Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees principally under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “2013 Omnibus Plan”), which the Company adopted in connection with the IPO. At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of September 30, 2014, common stock reserved and available for issuance under the 2013 Omnibus Plan was 239,283 shares.

On May 28, 2014, the Company's Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). Shareholder approval for the 2014 Omnibus Plan was subsequently obtained on July 30, 2014. The 2014 Omnibus Plan is substantially the same as the 2013 Omnibus Plan, except for certain changes intended to provide for the opportunity for performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of September 30, 2014, common stock reserved and available for issuance under the 2014 Omnibus Plan was 17,800,000 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”) awards, which are RSUs subject to certain time- and performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the 2013 Omnibus Plan included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the nine months ended September 30, 2014, the Company awarded only RSUs and PSUs under the 2013 Omnibus Plan. PSUs awarded during the nine months ended September 30, 2014 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. These RSUs and PSUs vest no earlier than one year from the date of the award and no later than four years from the date of the award. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will again become available for issuance under the Omnibus Plans, as applicable. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

As of September 30, 2014, there were no stock options issued or outstanding under the Omnibus Plans.

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

Due to (1) the completion of the Secondary Offering in 2013 and the ending of the related underwriters' lockup period in January 2014, (2) the March 2014 Offering and (3) the September 2014 Offering, 891,928 RSUs vested during the nine months ended September 30, 2014. Of the 891,928 RSUs vested upon the completion of these offerings, 42,373 RSUs were not issued as of September 30, 2014, but were subsequently issued on October 20, 2014. An additional 123,269 RSUs - Deal Incentive Awards, each with a grant date fair value of $30.03, will proportionally vest and be recognized as compensation cost upon further sales of Company stock by ING Group.

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

ING U.S., Inc. 2014 Employee Phantom Stock Plan

The Company provides certain of its non-executive employees with cash-settled awards under the ING U.S., Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan are designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards are granted in the form of phantom RSUs and phantom PSUs, each of which is designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of September 30, 2014, the Company had 175,029 phantom RSUs and 94,388 phantom PSUs, respectively, outstanding to its employees.

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

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three and nine months ended September 30, 2014 was immaterial.

The following tables summarize pre-tax share-based compensation costs, which includes costs related to awards granted under the 2013 Omnibus Plan, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
RSUs(1)	$12.3	$6.9	$31.8	$17.9
RSUs - Deal incentive awards	1.3	7.5	6.9	14.1
PSU awards(2)	14.1	15.4	45.4	20.4
Stock options(3)	—	—	—	0.8
Phantom Plan	1.4	—	2.9	—
Share-based compensation(4)	$29.1	$29.8	$87.0	$53.2
(1) These tables include compensation costs of $1.8 and $5.5 for the three and nine months ended September 30, 2014, respectively, related to ING Group RSU awards. In addition, these tables include compensation costs of $3.7 and $11.7 for the three and nine months ended September 30, 2013, respectively, related to ING Group RSU awards.
(2) These tables include compensation costs of $6.1 and $22.8 for the three and nine months ended September 30, 2014, respectively, related to ING Group PSU awards. In addition, these tables include compensation costs of $9.2 and $12.9 for the three and nine months ended September 30, 2013, respectively, related to ING Group PSU awards.
(3) Compensation costs recognized during the three and nine months ended September 30, 2013 represents the associated portion with ING Group stock options held by the Company's employees.
(4) The Company recognized no income tax benefit due to recognized valuation allowances for periods presented. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs		RSUs-Deal Incentive Awards			PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1.6	$19.15	0.8		$19.50	0.5	$28.06
Adjustment for PSU performance factor	N/A	N/A	N/A		N/A	0.3	28.06
Granted	1.8	37.02	0.1		30.03	0.7	36.98
Vested	(0.1)	20.47	(0.9)		20.63	(0.8)	28.15
Forfeited	(0.1)	28.99	—	*	—	(0.1)	35.13
Outstanding at September 30, 2014(1)	3.2	$28.75	—		$—	0.6	$37.01
* Less than 0.1.
(1) Excludes 123,269 of RSUs - Deal Incentive Awards granted in 2013 that proportionally vest upon sales of Company stock by ING Group.

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2014			2013
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance at January 1	261.8	0.1	261.7	230.1	0.1	230.0
Common shares issued	—	—	—	30.8	—	30.8
Common shares acquired - share repurchase	—	16.6	(16.6)	—	—	—
Share-based compensation	1.7	0.4	1.3	—	—	—
Common shares, balance at September 30	263.5	17.1	246.4	260.9	0.1	260.8

Share Repurchase Program

Direct Share Repurchase Agreement
On March 13, 2014, the Company's Board of Directors authorized a share repurchase program (the “Direct Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions, or tender offers. The initial authorization under the Direct Share Repurchase Program permitted the repurchase of a number of shares of the Company’s common stock having an aggregate repurchase price not exceeding $300.0.

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

On July 31, 2014, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $500.0, with such authorization to expire (unless subsequently extended) no later than the second quarter of 2015. The authorization under the Direct Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

On September 8, 2014, the Company repurchased 7,722,007 shares of its common stock from ING Group for an aggregate purchase price of $300.0.

Accelerated Share Repurchase Arrangement
On September 15, 2014, the Company entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for an up-front payment of $25.0, the financial institution delivered 505,305 shares of the Company's common stock at the inception of the ASR purchase period with the potential of additional shares to be delivered upon final settlement of the ASR, depending on the daily volume-weighted average prices of the Company’s common stock during the ASR purchase period. The ASR purchase period ended on October 15, 2014, at which time an additional 150,152 shares were delivered to the Company by the financial institution. The total number of shares ultimately delivered pursuant to the ASR in consideration of the upfront payment, and therefore the average repurchase price paid per share in the ASR, was dependent on the number of shares, if any, delivered upon final settlement. In certain scenarios where the daily volume-weighted average prices of the Company’s stock experienced a significant increase during the ASR purchase period, the Company may have been required to make an additional payment to the financial institution (which could have been in the form of a return of a portion of the shares initially delivered by the financial institution) upon final settlement of the ASR.

The shares delivered upon inception of the ASR were recorded as treasury stock (at cost of $20.0) in the Company's Condensed Consolidated Balance Sheets. As of September 30, 2014, any additional shares to be delivered upon final settlement of the ASR represented a forward contract and were accounted for as a derivative instrument. The Company reflected shares delivered pursuant to the ASR as a repurchase of common stock upon delivery for purposes of calculating earnings per common share.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the nine months ended September 30, 2014, the Company increased its treasury stock by 413,920 shares in connection with such withholding activities.

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

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended September 30,			Nine Months Ended September 30,
Earnings	2014		2013	2014	2013
Net income (loss) available to common shareholders:
Net income (loss)	$517.4		$447.7	$1,201.9	$136.9
Less: Net income (loss) attributable to noncontrolling interest	116.6		101.1	296.7	84.5
Net income (loss) available to common shareholders	$400.8		$346.6	$905.2	$52.4

Weighted average common shares outstanding
Basic	252.6		260.8	256.0	247.1
Dilutive Effects:(1) (2)
RSUs	1.5		0.7	1.2	0.3
RSUs - Deal incentive awards	—	*	0.6	0.5	0.3
PSU awards	0.3		0.2	0.4	0.1
Diluted	254.4		262.3	258.1	247.8

Net income (loss) per common share
Basic	$1.59		$1.33	$3.54	$0.21
Diluted	1.58		1.32	3.51	0.21
* Less than 0.1.
(1) For the three and nine months ended September 30, 2014, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For the three and nine months ended September 30, 2014 weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impacts of the forward contract related to the ASR agreement, as the inclusion of this instrument would be antidilutive to the earnings per share calculation.
(2) For the three and nine months ended September 30, 2013, the Company had no antidilutive weighted average common shares affecting the earnings per share calculation.

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

On October 30, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is to be paid on December 30, 2014 to shareholders of record of Voya Financial, Inc. as of November 28, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On July 31, 2014, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on September 30, 2014 to shareholders of record of Voya Financial, Inc. as of August 29, 2014.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

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

In March and April 2013, in response to requests made in 2013, Voya Financial, Inc.'s insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to Voya Financial, Inc. or Voya Holdings Inc. ("Voya Holdings"), formerly Lion Connecticut Holdings Inc., a wholly owned subsidiary of Voya Financial, Inc., in the aggregate amount of $1.434 billion, upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.434 billion were made on May 8, 2013.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2014	2013
Fixed maturities, net of OTTI	$5,242.3	$3,525.2
Equity securities, available-for-sale	31.3	41.4
Derivatives	190.5	149.1
DAC/VOBA adjustment on available-for-sale securities	(1,644.4)	(1,165.4)
Sales inducements adjustment on available-for-sale securities	(74.6)	(63.1)
Other	(30.2)	(27.6)
Unrealized capital gains (losses), before tax	3,714.9	2,459.6
Deferred income tax asset (liability)	(938.4)	(562.2)
Net unrealized capital gains (losses)	2,776.5	1,897.4
Pension and other postretirement benefits liability, net of tax	43.7	52.6
AOCI	$2,820.2	$1,950.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(738.9)		$256.6	$(482.3)
Equity securities	(0.1)		—	(0.1)
Other	0.2		—	0.2
OTTI	5.9		(2.1)	3.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(2.3)		0.8	(1.5)
DAC/VOBA	203.8		(71.4)	132.4
Sales inducements	14.1		(4.9)	9.2
Change in unrealized gains/losses on available-for-sale securities	(517.3)		179.0	(338.3)

Derivatives:
Derivatives	14.4	(1)	(5.1)	9.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(2.0)		0.7	(1.3)
Change in unrealized gains/losses on derivatives	12.4		(4.4)	8.0

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$(508.3)		$175.8	$(332.5)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,083.1		$(730.5)	$1,352.6
Equity securities	(15.7)		4.1	(11.6)
Other	(2.5)		0.9	(1.6)
OTTI	30.2		(10.6)	19.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(36.3)		12.7	(23.6)
DAC/VOBA	(589.4)	(1)	206.3	(383.1)
Sales inducements	(16.5)		5.8	(10.7)
Change in unrealized gains/losses on available-for-sale securities	1,452.9		(511.3)	941.6

Derivatives:
Derivatives	60.8	(2)	(21.3)	39.5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.1)		1.8	(3.3)
Change in unrealized gains/losses on derivatives	55.7		(19.5)	36.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$1,498.3		$(527.2)	$971.1
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(379.3)		$133.7	$(245.6)
Equity securities	1.0		(0.4)	0.6
Other	0.2		—	0.2
OTTI	13.5		(4.7)	8.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(25.6)		9.0	(16.6)
DAC/VOBA	173.9		(61.2)	112.7
Sales inducements	6.9		(2.4)	4.5
Change in unrealized gains/losses on available-for-sale securities	(209.4)		74.0	(135.4)

Derivatives:
Derivatives	0.5	(1)	(0.2)	0.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(0.8)		0.3	(0.5)
Change in unrealized gains/losses on derivatives	(0.3)		0.1	(0.2)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$(213.1)		$75.3	$(137.8)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,316.0)		$1,500.3	$(2,815.7)
Equity securities	(1.0)		0.3	(0.7)
Other	13.1		(4.5)	8.6
OTTI	44.8		(15.6)	29.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(66.6)		23.2	(43.4)
DAC/VOBA	1,618.1	(1)	(562.5)	1,055.6
Sales inducements	84.3		(29.3)	55.0
Change in unrealized gains/losses on available-for-sale securities	(2,623.3)		911.9	(1,711.4)

Derivatives:
Derivatives	(63.7)	(2)	22.1	(41.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(1.6)		0.6	(1.0)
Change in unrealized gains/losses on derivatives	(65.3)		22.7	(42.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$(2,698.9)		$938.2	$(1,760.7)
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Income (loss) before income taxes	$554.8	$420.0
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	194.2	147.0
Tax effect of:
Valuation allowance	(96.7)	(68.3)
Dividend received deduction	(22.7)	(43.4)
Audit settlement	(0.9)	(0.2)
State tax expense (benefit)	0.5	(5.6)
Noncontrolling interest	(40.8)	(35.4)
Tax credits	(1.1)	(3.6)
Nondeductible expenses	2.6	(19.3)
Other	2.3	1.1
Income tax expense (benefit)	$37.4	$(27.7)

	Nine Months Ended September 30,
	2014	2013
Income (loss) before income taxes	$1,276.1	$130.5
Tax rate	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	446.6	45.7
Tax effect of:
Valuation allowance	(208.7)	94.8
Dividend received deduction	(73.6)	(93.3)
Audit settlement	(1.7)	(1.9)
State tax expense (benefit)	9.6	(2.3)
Noncontrolling interest	(103.8)	(29.6)
Tax credits	(1.1)	(12.8)
Nondeductible expenses	3.5	(8.9)
Other	3.4	1.9
Income tax expense (benefit)	$74.2	$(6.4)

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2014 and December 31, 2013, the Company had total valuation allowances of approximately $2.6 billion and $2.8 billion, respectively. As of September 30, 2014 and December 31, 2013, $3.0 billion and $3.2 billion, respectively, of these valuation allowances were allocated to continuing operations, and $(354.1) as of the end of each period were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended September 30, 2014 and 2013, the total increases (decreases) in the valuation allowance were $(96.7) and $(68.3), respectively, which were allocated to continuing operations. There were no changes in the valuation allowance allocated to Other comprehensive income (loss) for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, the total increases (decreases) in the valuation allowance were $(208.7) and $94.8, respectively, which were allocated to continuing operations. There were no changes in the valuation allowance allocated to Other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013.

Tax Regulatory Matters

During April 2014, the U.S. Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2012. The 2012 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Program for the tax years 2013 and 2014.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. The Company does not expect this Directive to have a material impact on the Company.

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of September 30, 2014 and December 31, 2013.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of September 30, 2014 and December 31, 2013:

	Maturity	September 30, 2014	December 31, 2013
7.25% Voya Holdings, Inc. debentures due 2023(1)	08/15/2023	$158.9	$158.6
7.63% Voya Holdings, Inc. debentures due 2026(1)	08/15/2026	232.3	232.1
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.8	13.8
6.97% Voya Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes due 2018	02/15/2018	998.8	998.5
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,515.5	3,514.7
Less: Current portion of long-term debt		—	—
Total		$3,515.5	$3,514.7
(1) Guaranteed by ING Group.

As of September 30, 2014 and December 31, 2013, the Company was in compliance with its debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company's acquisition of Aetna's life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company's IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company's continuing relationship. The Company agreed in the shareholder agreement to reduce the aggregate outstanding principal amount of Aetna Notes to:

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

As of September 30, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $506.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of September 30, 2014:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	02/14/2018	$3,000.0	$684.9	$2,315.1
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	150.0	150.0	—
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc./ Security Life of Denver International Limited	Unsecured	Committed	11/09/2021	750.0	750.0	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2021	1,125.0	700.1	424.9
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	660.0	335.0
Voya Financial, Inc. / Roaring River III, LLC	Unsecured	Committed	06/30/2022	1,151.2	696.0	455.2
Voya Financial, Inc./ Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	297.0	268.0
Total				$9,977.9	$5,674.4	$4,298.2

Secured facilities				$265.0	$259.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				9,711.2	5,413.0	4,298.2
Total				$9,977.9	$5,674.4	$4,298.2

ING Bank				$1,275.0	$734.3	$540.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Total fees associated with credit facilities for the three months ended September 30, 2014 and 2013 were $29.1 and $33.8, respectively. Total fees associated with credit facilities for the nine months ended September 30, 2014 and 2013 were $86.5 and $119.5, respectively.

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

As of September 30, 2014, there were no amounts outstanding as revolving credit borrowings and $684.9 in letters of credit outstanding.

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

As of September 30, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $326.4 relates to consolidated investment entities. As of December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $321.3 relates to consolidated investment entities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accrues the cost of future guaranty fund assessments based on estimates of the insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $15.7 and $19.2 as of September 30, 2014 and December 31, 2013, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $25.8 and $18.4 as of September 30, 2014 and December 31, 2013, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	September 30, 2014	December 31, 2013
Fixed maturity collateral pledged to FHLB	$2,055.6	$2,333.4
FHLB restricted stock(1)	82.1	99.1
Other fixed maturities-state deposits	264.4	251.0
Securities pledged(2)	1,021.6	1,465.7
Total restricted assets	$3,423.7	$4,149.2
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $409.9 and $435.4 as of September 30, 2014 and December 31, 2013, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of September 30, 2014 and December 31, 2013, the Company delivered securities as collateral of $611.7 and $1.0 billion, respectively, which is included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the Federal Home Loan Bank ("FHLB") of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2014 and December 31, 2013, the Company had $1.5 billion and $1.8 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, the Company had $255.0 and $265.0 in LOCs issued by the FHLBs, respectively. As of September 30, 2014 and December 31, 2013, assets with a market value of approximately $1.8 billion and $2.0 billion, respectively, collateralized the FHLB funding agreements. As of September 30, 2014 and December 31, 2013, assets with a market value of approximately $299.8 and $294.1, respectively, collateralized the FHLB LOCs. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of September 30, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act ("ERISA") claim that ING Life Insurance and Annuity Company (now known as Voya Retirement Insurance and Annuity Company, "VRIAC") has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a class-wide settlement agreement under which VRIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval will be required before the settlement becomes effective. On September 25, 2014, the Court approved the settlement.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Litigation also includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denies all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On October 30, 2014, the Court issued a tentative ruling for damages in the aggregate of $36.8 to Plaintiffs and $7.5 to Fireman’s Fund. The Court intends to hold a hearing in early January 2015 regarding whether to award punitive damages to Fireman’s Fund. The Company objects to the court’s decisions and the tentative ruling on the grounds that they are inconsistent with California law and the evidence presented at trial.

13.    Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Income	Expense	Income	Expense
NN Group	$1.0	$0.1	$0.6	$0.4
ING Group	3.9	3.5	2.1	4.1
ING Bank	0.3	4.7	3.0	5.3
Other	4.8	3.6	5.2	3.4
Total	$10.0	$11.9	$10.9	$13.2

	Nine Months Ended September 30,
	2014		2013
	Income	Expense	Income	Expense
NN Group	$2.2	$0.4	$1.5	$6.0
ING Group	10.8	10.9	7.3	13.7
ING Bank	4.4	15.4	1.6	34.1
Other	15.4	10.6	13.2	10.9
Total	$32.8	$37.3	$23.6	$64.7

Assets and liabilities from transactions with related parties as of the dates indicated are shown in the following table:

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
NN Group	$0.9	$0.3	$0.5	$0.2
ING Group	5.7	1.0	1.3	0.9
ING Bank	11.8	3.7	13.8	5.8
Other	3.5	1.9	2.6	2.0
Total	$21.9	$6.9	$18.2	$8.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $3.7 and $4.9 as of September 30, 2014 and December 31, 2013, respectively. The Company incurred expenses of $4.0 and $4.8 for the three months ended September 30, 2014 and 2013, respectively. The Company incurred expenses of $11.5 and $33.0 for the nine months ended September 30, 2014 and 2013, respectively.

Derivatives

The Company is party to several derivative contracts with NN Group N.V. ("NN Group"), a majority owned subsidiary of ING Group following its IPO on July 2, 2014, and ING Bank and one or more of ING Bank's subsidiaries. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

As of September 30, 2014 and December 31, 2013, the outstanding notional amounts were $319.4 (consisting of interest rate swaps of $82.6 and equity options of $236.8) and $518.9 (consisting of interest rate swaps of $328.8 and equity options of $190.1), respectively. As of September 30, 2014 and December 31, 2013, the market values for these contracts were $10.3 and $10.5, respectively. For the three months ended September 30, 2014, the Company recorded no net realized capital gains (losses) with ING Bank and NN Group. For the three months ended September 30, 2013, the Company recorded net realized capital gains (losses) of $1.6 with ING Bank and NN Group. For the nine months ended September 30, 2014 and 2013, the Company recorded net realized capital gains (losses) of $3.9 and $(2.6), respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of September 30, 2014 and December 31, 2013, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $35.3 and $43.5, respectively.

Share Repurchase Program

On March 25, 2014 and September 8, 2014, the Company completed the repurchase of 7,255,853 shares and 7,722,007 shares, respectively, of the Company’s common stock from ING Group for respective aggregate purchase prices of $250.0 and $300.0.  The repurchases were each made pursuant to a Share Repurchase Agreement with ING Group.  The per share purchase price paid by the Company in each case was equal to the per share purchase price paid by the underwriters in registered public offerings of the Company’s common stock by ING Group which were completed concurrently with each of the repurchase transactions.

The repurchases were each authorized by a special committee of the Company’s Board of Directors consisting solely of independent and disinterested directors (the “Independent Committees”), which committees were formed for the sole purpose of considering the applicable repurchase transaction. The Independent Committees retained independent financial and legal advisors for purposes of their deliberations.

See the Shareholders' Equity and Earnings per Common Share Note to these Condensed Consolidated Financial Statements for additional information regarding shares repurchase transactions with ING Group.

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

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $732.7 and $654.0 as of September 30, 2014 and December 31, 2013, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of September 30, 2014 and December 31, 2013, the Company consolidated 15 and 12 CLOs, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company consolidated 35 funds, which were structured as partnerships.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	September 30, 2014	December 31, 2013
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$454.2	$642.5
Corporate loans, at fair value using the fair value option	6,262.9	4,965.3
Other assets	132.3	83.1
Total CLO entities	6,849.4	5,690.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	106.7	68.2
Limited partnerships/corporations, at fair value	3,842.8	3,218.6
Other assets	43.8	21.7
Total investment funds	3,993.3	3,308.5
Total assets of consolidated investment entities	$10,842.7	$8,999.4

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,344.4	$5,161.6
Other liabilities	440.3	468.0
Total CLO entities	6,784.7	5,629.6
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	723.0	435.3
Total investment funds	723.0	435.3
Total liabilities of consolidated investment entities	$7,507.7	$6,064.9

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2014 and 2024, paying interest at LIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of September 30, 2014 and December 31, 2013, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $39.7 and $9.7, respectively. Less than 1% of the collateral assets were in default as of September 30, 2014 and December 31, 2013.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $203.5 and $139.6 as of September 30, 2014 and December 31, 2013, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
September 30, 2014
Assets:
CLO Investments	$19.3	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$6,344.4	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2013
Assets:
CLO Investments	$25.5	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$5,161.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

The following narrative indicates the sensitivity of inputs:

•
Default Rate: An increase (decrease) in the expected default rate would likely increase (decrease) the discount margin (increase risk premium) used to value the CLO investments and CLO notes and, as a result, would potentially decrease the value of the CLO investments and CLO notes.

•	Recovery rate: A decrease (increase) in the expected recovery of defaulted assets would potentially decrease (increase) the valuation of CLO investments and CLO notes.

•
Prepayment Rate: A decrease (increase) in the expected rate of collateral prepayments would potentially decrease (increase) the valuation of CLO investments and CLO notes as the expected weighted average life ("WAL") would increase.

•
Discount Margin (spread over LIBOR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes and would decrease (increase) the value of the CLO investments and CLO notes.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Effective May 28, 2014, a certain CLO established a revolving line of credit of up to $60.0 bearing interest at LIBOR plus 140 basis points. The line of credit is used for funding the purchase of loans for the CLO portfolio prior to the CLO's closing date. The CLO subsequently closed on July 31, 2014 and the revolving line of credit has expired.

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

As of September 30, 2014 and December 31, 2013, certain private equity funds maintained revolving lines of credit of $550.0 and $400.0, respectively, which renew annually and bear interest at LIBOR/EURIBOR plus 160 and 220 bps, respectively. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% and 350% asset coverage from the invested assets of the funds as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, outstanding borrowings amount to $273.0 and $212.2, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Single Strategy Hedge Funds

As of September 30, 2014 and December 31, 2013, the Company acts as investment manager of a certain single strategy hedge fund (the "Fund") that seeks to achieve its investment objective by investing in all forms of U.S. residential mortgage-backed

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise ("Agency") backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits ("REMICs"). The Fund may also enter into repurchase and reverse repurchase agreements.

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

As of September 30, 2014 and December 31, 2013, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not derecognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - Other liabilities. As of September 30, 2014 and December 31, 2013, outstanding financings amount to $361.0 and $147.5, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2014:

	Level 1	Level 2	Level 3	Fair Value Measurements
Assets
VIEs - CLO entities:
Cash and cash equivalents	$454.2	$—	$—	$454.2
Corporate loans, at fair value using the fair value option	—	6,243.6	19.3	6,262.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	106.7	—	—	106.7
Limited partnerships/corporations, at fair value	—	867.3	2,975.5	3,842.8
Total assets, at fair value	$560.9	$7,110.9	$2,994.8	$10,666.6
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$6,344.4	$6,344.4
Total liabilities, at fair value	$—	$—	$6,344.4	$6,344.4

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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended September 30, 2014 and September 30, 2013, there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

For the nine months ended September 30, 2014, $13.9 of investments held in a single strategy hedge fund were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. For the nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2. For the nine months ended September 30, 2013, there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2014 is presented in the table below:

	Fair Value as of July 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.8	$0.1	$—	$(0.6)	$—	$—	$19.3
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,873.0	159.7	123.2	(180.4)	—	—	2,975.5
Total assets, at fair value	$2,892.8	$159.8	$123.2	$(181.0)	$—	$—	$2,994.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,955.6	$(17.0)	$516.3	$(110.5)	$—	$—	$6,344.4
Total liabilities, at fair value	$5,955.6	$(17.0)	$516.3	$(110.5)	$—	$—	$6,344.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.4	$—	$(6.6)	$—	$—	$19.3
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	374.7	353.0	(500.2)	13.9	—	2,975.5
Total assets, at fair value	$2,759.6	$375.1	$353.0	$(506.8)	$13.9	$—	$2,994.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$(53.9)	$1,451.6	$(214.9)	$—	$—	$6,344.4
Total liabilities, at fair value	$5,161.6	$(53.9)	$1,451.6	$(214.9)	$—	$—	$6,344.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2013 is presented in the table below:

	Fair Value as of July 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$—	$—	$—	$—	$—	$—	$—
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,987.7	55.2	215.5	(346.1)	—	—	2,912.3
Total assets, at fair value	$2,987.7	$55.2	$215.5	$(346.1)	$—	$—	$2,912.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$4,881.3	$(76.9)	$—	$(177.3)	$—	$—	$4,627.1
Total liabilities, at fair value	$4,881.3	$(76.9)	$—	$(177.3)	$—	$—	$4,627.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2013 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$—	$—	$—	$—	$—	$—	$—
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,931.2	105.1	484.4	(608.4)	—	—	2,912.3
Total assets, at fair value	$2,931.2	$105.1	$484.4	$(608.4)	$—	$—	$2,912.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$3,829.4	$(37.6)	$1,081.2	$(245.9)	$—	$—	$4,627.1
Total liabilities, at fair value	$3,829.4	$(37.6)	$1,081.2	$(245.9)	$—	$—	$4,627.1

Deconsolidation of Certain Investment Entities

During the three and nine months ended September 30, 2014 and 2013, the Company did not deconsolidate any investment entities.

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities, the Company also holds variable interest in certain CLO entities that are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLO entities, the Company serves as the investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLO entities but if it does, such ownership has been deemed to be insignificant. The Company has not provided, and is not obligated to provide, any financial or other support to these entities.

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2014 and December 31, 2013, the Company did not hold any ownership interests in these unconsolidated CLOs.

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

	September 30, 2014	December 31, 2013
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	1,044.5	1,640.4
Liabilities of nonconsolidated investment entities	1,085.5	1,639.0

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

•	Income (loss) related to businesses exited through reinsurance or divestment;

•	Income (loss) attributable to noncontrolling interest;

•	Income (loss) related to early extinguishment of debt;

•	Impairment of goodwill, value of management contract rights and value of customer relationships acquired;

•	Immediate recognition of net actuarial gains (losses) related to the Company’s pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments; and

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Retirement Solutions:
Retirement	$117.2	$187.3	$367.9	$457.2
Annuities	78.3	96.8	197.3	210.6
Investment Management	58.6	54.0	163.3	125.2
Insurance Solutions:
Individual Life	39.8	117.0	134.3	207.8
Employee Benefits	37.0	29.1	91.7	75.6
Total Ongoing Businesses	330.9	484.2	954.5	1,076.4
Corporate	(47.1)	(63.7)	(122.7)	(166.6)
Closed Blocks:
Closed Block Institutional Spread Products	8.5	8.7	20.5	41.7
Closed Block Other	2.0	5.8	1.4	12.2
Closed Blocks	10.5	14.5	21.9	53.9
Total operating earnings before income taxes	294.3	435.0	853.7	963.7

Adjustments:
Closed Block Variable Annuity	131.0	(167.4)	67.1	(982.9)
Net investment gains (losses) and related charges and adjustments	43.4	64.1	174.0	106.7
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	33.4	10.5	19.5	46.0
Loss related to businesses exited through reinsurance or divestment	(31.9)	(13.1)	(69.3)	(47.0)
Income (loss) attributable to noncontrolling interest	116.6	101.1	296.7	84.5
Other adjustments to operating earnings	(32.0)	(10.2)	(65.6)	(40.5)
Income (loss) before income taxes	$554.8	$420.0	$1,276.1	$130.5

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•	Revenues related to businesses exited through reinsurance or divestment;

•	Revenues attributable to noncontrolling interest; and

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

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Retirement Solutions:
Retirement	$605.7	$606.9	$1,797.1	$1,787.0
Annuities	344.6	319.1	1,029.8	930.7
Investment Management	168.3	160.1	492.0	440.6
Insurance Solutions:
Individual Life	679.1	717.1	2,071.2	2,099.0
Employee Benefits	345.9	316.2	1,027.3	946.0
Total Ongoing Businesses	2,143.6	2,119.4	6,417.4	6,203.3
Corporate	22.9	28.8	71.8	53.8
Closed Blocks:
Closed Block Institutional Spread Products	18.6	23.1	53.2	87.7
Closed Block Other	6.8	7.6	21.8	22.1
Closed Blocks	25.4	30.7	75.0	109.8
Total operating revenues	2,191.9	2,178.9	6,564.2	6,366.9

Adjustments:
Closed Block Variable Annuity	660.6	(66.1)	1,057.3	(570.4)
Net realized investment gains (losses) and related charges and adjustments	48.2	39.8	164.8	28.3
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	48.2	35.1	—	125.8
Revenues related to businesses exited through reinsurance or divestment	(4.8)	(2.9)	81.1	(70.8)
Revenues attributable to noncontrolling interest	174.9	152.9	454.8	254.1
Other adjustments to operating revenues	72.1	97.6	237.9	260.6
Total revenues	$3,191.1	$2,435.3	$8,560.1	$6,394.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment management intersegment revenues	$40.0	$38.6	$118.3	$117.8

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2014	December 31, 2013
Retirement Solutions:
Retirement	$95,977.5	$92,336.7
Annuities	26,213.7	26,528.3
Investment Management	478.0	463.3
Insurance Solutions:
Individual Life	26,626.7	25,592.2
Employee Benefits	2,606.2	2,518.5
Total Ongoing Businesses	151,902.1	147,439.0
Corporate	4,057.5	4,802.8
Closed Blocks:
Closed Block Variable Annuity	48,654.9	49,483.5
Closed Block Institutional Spread Products	2,089.4	3,390.1
Closed Block Other	7,514.7	7,586.5
Closed Blocks	58,259.0	60,460.1
Total assets of segments	214,218.6	212,701.9
Noncontrolling interest	10,085.2	8,321.3
Total assets	$224,303.8	$221,023.2

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company at September 30, 2014 and December 31, 2013, their results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and their statements of cash flows for the nine months ended September 30, 2014 and 2013.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018 and the 5.7% senior notes due 2043 (collectively, the "Senior Notes") and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the "Junior Subordinated Notes") are fully and unconditionally guaranteed by Voya Holdings, a 100% owned subsidiary of the Company. No other subsidiary of Voya Financial, Inc. guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Voya Holdings does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Voya Holdings for amounts due and payable. See the Insurance Subsidiaries Note to these Condensed Consolidated Financial Statements for information on any significant restrictions on the ability of the Parent Issuer or Subsidiary Guarantor to obtain funds from its subsidiaries by dividend or return of capital.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,171.0	$(15.3)	$70,155.7
Fixed maturities, at fair value using the fair value option	—	—	3,557.8	—	3,557.8
Equity securities, available-for-sale, at fair value	81.8	—	188.7	—	270.5
Short-term investments	—	—	1,173.1	—	1,173.1
Mortgage loans on real estate, net of valuation allowance	—	—	9,949.7	—	9,949.7
Policy loans	—	—	2,104.2	—	2,104.2
Limited partnerships/corporations	—	—	348.2	—	348.2
Derivatives	66.5	—	1,236.2	(165.9)	1,136.8
Investments in subsidiaries	16,591.1	13,155.6	—	(29,746.7)	—
Other investments	—	3.9	102.9	—	106.8
Securities pledged	—	—	1,021.6	—	1,021.6
Total investments	16,739.4	13,159.5	89,853.4	(29,927.9)	89,824.4
Cash and cash equivalents	474.0	3.7	1,430.8	—	1,908.5
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	583.2	(20.1)	593.8
Accrued investment income	—	—	926.9	—	926.9
Reinsurance recoverable	—	—	6,752.5	—	6,752.5
Deferred policy acquisition costs and Value of business acquired	—	—	4,779.9	—	4,779.9
Sales inducements to contract holders	—	—	259.9	—	259.9
Current income taxes	52.4	(9.2)	(34.8)	—	8.4
Goodwill and other intangible assets	—	—	296.1	—	296.1
Loans to subsidiaries and affiliates	206.3	0.1	0.5	(206.9)	—
Due from subsidiaries and affiliates	12.6	0.1	4.4	(17.1)	—
Other assets	51.3	—	1,000.8	(0.7)	1,051.4
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,842.8	—	3,842.8
Cash and cash equivalents	—	—	560.9	—	560.9
Corporate loans, at fair value using the fair value option	—	—	6,262.9	—	6,262.9
Other assets	—	—	176.1	—	176.1
Assets held in separate accounts	—	—	107,059.3	—	107,059.3
Total assets	$17,566.7	$13,154.2	$223,755.6	$(30,172.7)	$224,303.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,048.1	$—	$15,048.1
Contract owner account balances	—	—	69,091.0	—	69,091.0
Payables under securities loan agreement, including collateral held	—	—	927.1	—	927.1
Short-term debt with affiliates	—	188.0	18.2	(206.2)	—
Long-term debt	2,997.0	515.1	18.7	(15.3)	3,515.5
Funds held under reinsurance agreements	—	—	1,136.7	—	1,136.7
Derivatives	99.4	—	723.3	(165.9)	656.8
Pension and other post-employment provisions	—	—	454.2	—	454.2
Deferred income taxes	(176.4)	—	623.8	—	447.4
Due to subsidiaries and affiliates	3.2	1.2	(2.3)	(2.1)	—
Other liabilities	58.4	6.3	1,287.6	(36.5)	1,315.8
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,344.4	—	6,344.4
Other liabilities	—	—	1,163.3	—	1,163.3
Liabilities related to separate accounts	—	—	107,059.3	—	107,059.3
Total liabilities	2,981.6	710.6	203,893.4	(426.0)	207,159.6
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,585.1	12,443.6	17,303.1	(29,746.7)	14,585.1
Noncontrolling interest	—	—	2,559.1	—	2,559.1
Total shareholders' equity	14,585.1	12,443.6	19,862.2	(29,746.7)	17,144.2
Total liabilities and shareholders' equity	$17,566.7	$13,154.2	$223,755.6	$(30,172.7)	$224,303.8

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(0.1)	$—	$1,165.3	$(1.6)	$1,163.6
Fee income	—	—	908.9	—	908.9
Premiums	—	—	595.1	—	595.1
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(19.5)	—	(19.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(19.4)	—	(19.4)
Other net realized capital gains (losses)	0.1	0.1	200.2	—	200.4
Total net realized capital gains (losses)	0.1	0.1	180.8	—	181.0
Other revenue	0.7	—	101.0	(0.7)	101.0
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	248.0	—	248.0
Changes in fair value related to collateralized loan obligations	—	—	(6.5)	—	(6.5)
Total revenues	0.7	0.1	3,192.6	(2.3)	3,191.1
Benefits and expenses:
Policyholder benefits	—	—	1,234.7	—	1,234.7
Interest credited to contract owner account balances	—	—	498.2	—	498.2
Operating expenses	0.6	(0.1)	767.5	(0.7)	767.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	30.6	—	30.6
Interest expense	36.9	11.0	0.9	(1.6)	47.2
Operating expenses related to consolidated investment entities:
Interest expense	—	—	56.6	—	56.6
Other expense	—	—	1.7	—	1.7
Total benefits and expenses	37.5	10.9	2,590.2	(2.3)	2,636.3
Income (loss) before income taxes	(36.8)	(10.8)	602.4	—	554.8
Income tax expense (benefit)	—	(12.0)	(26.8)	76.2	37.4
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(36.8)	1.2	629.2	(76.2)	517.4
Equity in earnings (losses) of subsidiaries, net of tax	437.6	434.0	—	(871.6)	—
Net income (loss) including noncontrolling interest	400.8	435.2	629.2	(947.8)	517.4
Less: Net income (loss) attributable to noncontrolling interest	—	—	116.6	—	116.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$400.8	$435.2	$512.6	$(947.8)	$400.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.0	$0.1	$3,428.4	$(5.4)	$3,430.1
Fee income	—	—	2,738.0	—	2,738.0
Premiums	—	—	1,825.4	—	1,825.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(25.4)	—	(25.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.2)	—	(0.2)
Net other-than-temporary impairments recognized in earnings	—	—	(25.2)	—	(25.2)
Other net realized capital gains (losses)	(4.7)	0.8	(347.0)	—	(350.9)
Total net realized capital gains (losses)	(4.7)	0.8	(372.2)	—	(376.1)
Other revenue	2.3	0.2	316.6	(2.3)	316.8
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	630.0	—	630.0
Changes in fair value related to collateralized loan obligations	—	—	(4.1)	—	(4.1)
Total revenues	4.6	1.1	8,562.1	(7.7)	8,560.1
Benefits and expenses:
Policyholder benefits	—	—	2,910.9	—	2,910.9
Interest credited to contract owner account balances	—	—	1,485.3	—	1,485.3
Operating expenses	2.9	—	2,314.5	(2.3)	2,315.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	272.4	—	272.4
Interest expense	111.7	32.5	3.5	(5.4)	142.3
Operating expenses related to consolidated investment entities:
Interest expense	—	—	152.3	—	152.3
Other expense	—	—	5.7	—	5.7
Total benefits and expenses	114.6	32.5	7,144.6	(7.7)	7,284.0
Income (loss) before income taxes	(110.0)	(31.4)	1,417.5	—	1,276.1
Income tax expense (benefit)	—	(10.7)	6.3	78.6	74.2
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(110.0)	(20.7)	1,411.2	(78.6)	1,201.9
Equity in earnings (losses) of subsidiaries, net of tax	1,015.2	572.2	—	(1,587.4)	—
Net income (loss) including noncontrolling interest	905.2	551.5	1,411.2	(1,666.0)	1,201.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	296.7	—	296.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$905.2	$551.5	$1,114.5	$(1,666.0)	$905.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5.7	$—	$1,217.1	$(1.2)	$1,221.6
Fee income	—	—	920.8	—	920.8
Premiums	—	—	494.2	—	494.2
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(5.6)	—	(5.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(1.2)	—	(1.2)
Net other-than-temporary impairments recognized in earnings	—	—	(4.4)	—	(4.4)
Other net realized capital gains (losses)	—	—	(512.7)	—	(512.7)
Total net realized capital gains (losses)	—	—	(517.1)	—	(517.1)
Other revenue	0.6	1.4	120.1	(2.5)	119.6
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	135.3	—	135.3
Changes in fair value related to collateralized loan obligations	—	—	60.9	—	60.9
Total revenues	6.3	1.4	2,431.3	(3.7)	2,435.3
Benefits and expenses:
Policyholder benefits	—	—	570.7	—	570.7
Interest credited to contract owner account balances	—	—	517.0	—	517.0
Operating expenses	4.9	—	760.4	(2.5)	762.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	64.6	—	64.6
Interest expense	35.7	12.5	1.4	(1.2)	48.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	50.4	—	50.4
Other expense	—	—	1.4	—	1.4
Total benefits and expenses	40.6	12.5	1,965.9	(3.7)	2,015.3
Income (loss) before income taxes	(34.3)	(11.1)	465.4	—	420.0
Income tax expense (benefit)	(89.6)	(12.0)	73.9	—	(27.7)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	55.3	0.9	391.5	—	447.7
Equity in earnings (losses) of subsidiaries, net of tax	291.3	292.7	—	(584.0)	—
Net income (loss) including noncontrolling interest	346.6	293.6	391.5	(584.0)	447.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	101.1	—	101.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$346.6	$293.6	$290.4	$(584.0)	$346.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$30.9	$0.1	$3,504.0	$(2.5)	$3,532.5
Fee income	—	—	2,722.4	—	2,722.4
Premiums	—	—	1,440.9	—	1,440.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(26.9)	—	(26.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(4.3)	—	(4.3)
Net other-than-temporary impairments recognized in earnings	—	—	(22.6)	—	(22.6)
Other net realized capital gains (losses)	—	—	(1,935.2)	—	(1,935.2)
Total net realized capital gains (losses)	—	—	(1,957.8)	—	(1,957.8)
Other revenue	3.4	1.7	323.9	(7.7)	321.3
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	346.3	—	346.3
Changes in fair value related to collateralized loan obligations	—	—	(11.1)	—	(11.1)
Total revenues	34.3	1.8	6,368.6	(10.2)	6,394.5
Benefits and expenses:
Policyholder benefits	—	—	1,822.2	—	1,822.2
Interest credited to contract owner account balances	—	—	1,556.8	—	1,556.8
Operating expenses	11.8	—	2,288.0	(7.7)	2,292.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	319.6	—	319.6
Interest expense	92.0	42.3	4.8	(2.5)	136.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	130.6	—	130.6
Other expense	—	—	6.1	—	6.1
Total benefits and expenses	103.8	42.3	6,128.1	(10.2)	6,264.0
Income (loss) before income taxes	(69.5)	(40.5)	240.5	—	130.5
Income tax expense (benefit)	(93.1)	(14.9)	101.6	—	(6.4)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	23.6	(25.6)	138.9	—	136.9
Equity in earnings (losses) of subsidiaries, net of tax	28.8	648.7	—	(677.5)	—
Net income (loss) including noncontrolling interest	52.4	623.1	138.9	(677.5)	136.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	84.5	—	84.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$52.4	$623.1	$54.4	$(677.5)	$52.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$400.8	$435.2	$629.2	$(947.8)	$517.4
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(510.8)	(408.7)	(510.8)	919.5	(510.8)
Other-than-temporary impairments	5.9	4.6	5.9	(10.5)	5.9
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	(508.3)	(404.9)	(508.3)	913.2	(508.3)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(175.8)	(139.6)	(175.8)	315.4	(175.8)
Other comprehensive income (loss), after tax	(332.5)	(265.3)	(332.5)	597.8	(332.5)
Comprehensive income (loss)	68.3	169.9	296.7	(350.0)	184.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	116.6	—	116.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$68.3	$169.9	$180.1	$(350.0)	$68.3

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$905.2	$551.5	$1,411.2	$(1,666.0)	$1,201.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,478.4	975.1	1,482.4	(2,457.5)	1,478.4
Other-than-temporary impairments	30.2	24.1	30.2	(54.3)	30.2
Pension and other postretirement benefits liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	1,498.3	996.8	1,502.3	(2,499.1)	1,498.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	527.2	351.7	527.2	(878.9)	527.2
Other comprehensive income (loss), after tax	971.1	645.1	975.1	(1,620.2)	971.1
Comprehensive income (loss)	1,876.3	1,196.6	2,386.3	(3,286.2)	2,173.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	296.7	—	296.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,876.3	$1,196.6	$2,089.6	$(3,286.2)	$1,876.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$346.6	$293.6	$391.5	$(584.0)	$447.7
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(223.2)	(92.4)	(224.6)	317.0	(223.2)
Other-than-temporary impairments	13.5	8.8	13.5	(22.3)	13.5
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	(213.1)	(84.4)	(214.5)	298.9	(213.1)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(75.3)	(141.8)	(75.4)	217.2	(75.3)
Other comprehensive income (loss), after tax	(137.8)	57.4	(139.1)	81.7	(137.8)
Comprehensive income (loss)	208.8	351.0	252.4	(502.3)	309.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	101.1	—	101.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$208.8	$351.0	$151.3	$(502.3)	$208.8

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$52.4	$623.1	$138.9	$(677.5)	$136.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,733.4)	(1,750.6)	(2,734.1)	4,484.7	(2,733.4)
Other-than-temporary impairments	44.8	25.2	44.8	(70.0)	44.8
Pension and other postretirement benefits liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	(2,698.9)	(1,727.8)	(2,699.6)	4,427.4	(2,698.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(938.2)	(711.7)	(938.0)	1,649.7	(938.2)
Other comprehensive income (loss), after tax	(1,760.7)	(1,016.1)	(1,761.6)	2,777.7	(1,760.7)
Comprehensive income (loss)	(1,708.3)	(393.0)	(1,622.7)	2,100.2	(1,623.8)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	84.5	—	84.5
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$(1,708.3)	$(393.0)	$(1,707.2)	$2,100.2	$(1,708.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(163.3)	$97.2	$3,108.3	$(126.0)	$2,916.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	9,192.3	—	9,192.3
Equity securities, available-for-sale	13.0	13.0	37.7	—	63.7
Mortgage loans on real estate	—	—	937.6	—	937.6
Limited partnerships/corporations	—	—	137.6	—	137.6
Acquisition of:
Fixed maturities	—	—	(9,172.3)	—	(9,172.3)
Equity securities, available-for-sale	(15.6)	—	(2.7)	—	(18.3)
Mortgage loans on real estate	—	—	(1,574.8)	—	(1,574.8)
Limited partnerships/corporations	—	—	(261.3)	—	(261.3)
Short-term investments, net	—	—	(124.5)	—	(124.5)
Policy loans, net	—	—	42.8	—	42.8
Derivatives, net	1.4	—	(672.1)	—	(670.7)
Other investments, net	—	0.8	37.7	—	38.5
Sales from consolidated investments entities	—	—	2,558.5	—	2,558.5
Purchases within consolidated investment entities	—	—	(4,292.6)	—	(4,292.6)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	0.8	—	—	(0.8)	—
Net (issuance) maturity of short-term intercompany loans	4.2	—	—	(4.2)	—
Return of capital contributions and dividends from subsidiaries	797.0	690.0	—	(1,487.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	116.8	—	116.8
Purchases of fixed assets, net	—	—	(26.5)	—	(26.5)
Net cash provided by (used in) investing activities	650.8	532.8	(3,065.8)	(1,171.0)	(3,053.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,681.5	—	5,681.5
Maturities and withdrawals from investment contracts	—	—	(7,332.9)	—	(7,332.9)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities of more than three months	—	—	(0.8)	0.8	—
Net (repayments of) proceeds from short-term intercompany loans	—	62.6	(66.8)	4.2	—
Dividends to parent	—	—	(848.0)	848.0	—
Return of capital contributions to parent	—	(690.0)	(75.0)	765.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	340.5	—	340.5
Repayments of borrowings of consolidated investment entities	—	—	(66.6)	—	(66.6)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,235.9	—	1,235.9
Common stock acquired - Share repurchase	(614.4)	—	—	—	(614.4)
Share-based compensation	(14.8)	—	—	—	(14.8)
Dividends paid	(7.7)	—	—	—	(7.7)
Net cash provided by (used in) financing activities	(653.7)	(627.4)	(811.2)	1,297.0	(795.3)
Net increase (decrease) in cash and cash equivalents	(166.2)	2.6	(768.7)	—	(932.3)
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$474.0	$3.7	$1,430.8	$—	$1,908.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$162.4	$33.8	$2,807.9	$(62.0)	$2,942.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	11,626.7	—	11,626.7
Equity securities, available-for-sale	9.9	13.7	23.5	—	47.1
Mortgage loans on real estate	—	0.4	1,253.1	—	1,253.5
Limited partnerships/corporations	—	—	274.8	—	274.8
Acquisition of:
Fixed maturities	—	—	(14,281.7)	—	(14,281.7)
Equity securities, available-for-sale	(10.5)	—	(7.4)	—	(17.9)
Mortgage loans on real estate	—	—	(1,583.2)	—	(1,583.2)
Limited partnerships/corporations	—	—	(81.0)	—	(81.0)
Short-term investments, net	—	—	3,443.2	—	3,443.2
Policy loans, net	—	—	52.8	—	52.8
Derivatives, net	—	—	(1,981.6)	—	(1,981.6)
Other investments, net	—	(0.4)	34.7	—	34.3
Sales from consolidated investments entities	—	—	2,518.7	—	2,518.7
Purchases within consolidated investment entities	—	—	(3,352.2)	—	(3,352.2)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	2.3	—	—	(2.3)	—
Net maturity (issuance) of short-term intercompany loans	(274.5)	58.0	261.1	(44.6)	—
Return of capital contributions from subsidiaries	1,434.0	987.0	—	(2,421.0)	—
Capital contributions to subsidiaries	(2,062.0)	—	—	2,062.0	—
Collateral received (delivered), net	12.7	—	(764.2)	—	(751.5)
Purchases of fixed assets, net	—	—	(25.7)	—	(25.7)
Net cash provided by (used in) investing activities	(888.1)	1,058.7	(2,588.4)	(405.9)	(2,823.7)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	8,985.2	—	8,985.2
Maturities and withdrawals from investment contracts	—	—	(9,648.9)	—	(9,648.9)
Proceeds from issuance of debt with maturities of more than three months	2,146.8	—	0.3	—	2,147.1
Repayment of debt with maturities of more than three months	(1,370.3)	(638.6)	(688.5)	—	(2,697.4)
Short-term debt, net	(171.7)	—	0.1	—	(171.6)
Debt issuance costs	(24.8)	—	—	—	(24.8)
Intercompany loans with maturities of more than three months	—	—	(2.3)	2.3	—
Net (repayments of) proceeds from short-term intercompany loans	(319.1)	253.3	21.2	44.6	—
Dividends to parent	—	—	(62.0)	62.0	—
Return of capital contributions to parent	—	(987.0)	(1,434.0)	2,421.0	—
Contributions of capital from parent	—	280.0	1,782.0	(2,062.0)	—
Borrowings of consolidated investment entities	—	—	32.0	—	32.0
Repayments of borrowings of consolidated investment entities	—	—	(8.5)	—	(8.5)
Contributions from (distributions to) participants in consolidated investment entities	—	—	626.7	—	626.7
Proceeds from issuance of common stock, net	571.6	—	—	—	571.6
Net cash provided by (used in) financing activities	832.5	(1,092.3)	(396.7)	467.9	(188.6)
Net increase (decrease) in cash and cash equivalents	106.8	0.2	(177.2)	—	(70.2)
Cash and cash equivalents, beginning of period	357.5	0.4	1,428.9	—	1,786.8
Cash and cash equivalents, end of period	$464.3	$0.6	$1,251.7	$—	$1,716.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of this discussion, the term “Voya Financial, Inc.” refers to Voya Financial, Inc., and the terms "Company," "we," "our," and "us," refer to Voya Financial, Inc. and its subsidiaries. As of the date of this Quarterly Report on Form 10-Q, ING Group is our largest shareholder.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 and financial condition as of September 30, 2014 and December 31, 2013. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I., Item 1. of this Form 10-Q, as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report on Form 10-K").

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

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets. Our Retirement segment also provides rollover individual retirement accounts ("IRAs") and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators ("TPAs"), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

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

•
Our Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. We reinsure substantially all of our new disability sales to a third-party. To distribute our products we utilize brokers, consultants and TPAs. In the voluntary market policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. In the short- to medium-term, this potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be affected adversely by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

Yields across domestic fixed income classes moved notably higher in 2013; however, much of the increase in yields seen in 2013 has retracted over 2014 and interest rates remain low by historical standards. The prolonged low interest rate environment has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be affected adversely by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $87.7 billion as of September 30, 2014, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2014 will earn an average yield in the range of 3.75% to 4.00%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

In the long-term, however, we believe the financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which adjusts in response to changes in market conditions, in order to ensure that our products and services remain attractive as well as profitable.

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

111

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

We also discuss certain operating measures, described below, as well as operating earnings before income taxes and operating revenues which provide useful information about our businesses and the operational factors underlying our financial performance. See the Segments Note to these Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to Total operating earnings before income taxes and the adjustments made to reconcile Total revenues to Total operating revenues.

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

Recent Events

Reinsurance of Term Business - On August 15, 2014, our wholly owned subsidiaries ReliaStar Life Insurance Company ("RLI") and Security Life of Denver Insurance Company (“SLD”) entered into an agreement to transfer, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc. ("RGA"). RLI will continue to administer and service the policies. As of September 30, 2014, there is approximately $1.4 billion of statutory reserves on approximately $100 billion of in-force life insurance. We expect the transaction will close in the fourth quarter of 2014, subject to regulatory approvals, and will create excess regulatory and rating agency capital of approximately $200 million.

Upon closing of the transaction, we expect to recognize a non-operating U.S. GAAP loss, before income taxes, of approximately $100 million to $120 million, of which $18 million was recorded in the three months ended September 30, 2014, primarily related to intent impairments of assets to be included in the transaction. Additionally, the transaction is expected to result in a non-operating U.S. GAAP loss, before income taxes of approximately $10 million a year over the next twenty years.

Modifications to Reinsurance Treaties - In the fourth quarter of 2014, we amended or recaptured certain reinsurance agreements that are currently in place related to yearly renewable term (“YRT”) reinsurance treaties. Under the terms of the agreements, we will receive a payment in the amount of $20.0 million, which will be recorded in the Individual Life segment's Operating earnings before income taxes in the fourth quarter of 2014, and is not expected to be material to results thereafter.

Early Termination of Funding Agreement - On October 24, 2014, we terminated a $140 million funding agreement issued to the Federal Home Loan Bank ("FHLB") of Des Moines, which was scheduled to mature on February 24, 2020. Assets with a market value of $124.3 million as of the termination date were unpledged as collateral as a result of the termination. On the termination date, we will recognize $12.0 million of expense due to the acceleration of deferred financing costs paid in prior years, which will be reported in the Closed Block Institutional Spread Products segment's Operating earnings before income taxes.

Defined Benefit Recordkeeping Business Transition - After a review of our Retirement segment goals and the employee retirement-benefit trends we are seeing in the market, the Company recently made a strategic decision to initiate discussions with our impacted clients to provide for an orderly transition out of Defined Benefit plan administration recordkeeping services. As such, we will gradually exit our existing contracts that support Defined Benefit plan administration recordkeeping over the next eighteen to twenty-four months. The impact is not anticipated to be material to future results.

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Revenues:
Net investment income	$1,163.6	$1,221.6	$3,430.1	$3,532.5
Fee income	908.9	920.8	2,738.0	2,722.4
Premiums	595.1	494.2	1,825.4	1,440.9
Net realized capital gains (losses)	181.0	(517.1)	(376.1)	(1,957.8)
Other revenue	101.0	119.6	316.8	321.3
Income (loss) related to consolidated investment entities:
Net investment income	248.0	135.3	630.0	346.3
Changes in fair value related to collateralized loan obligations	(6.5)	60.9	(4.1)	(11.1)
Total revenues	3,191.1	2,435.3	8,560.1	6,394.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,732.9	1,087.7	4,396.2	3,379.0
Operating expenses	767.3	762.8	2,315.1	2,292.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	30.6	64.6	272.4	319.6
Interest expense	47.2	48.4	142.3	136.6
Operating expenses related to consolidated investment entities:
Interest expense	56.6	50.4	152.3	130.6
Other expense	1.7	1.4	5.7	6.1
Total benefits and expenses	2,636.3	2,015.3	7,284.0	6,264.0
Income (loss) before income taxes	554.8	420.0	1,276.1	130.5
Income tax expense (benefit)	37.4	(27.7)	74.2	(6.4)
Net income (loss)	517.4	447.7	1,201.9	136.9
Less: Net income (loss) attributable to noncontrolling interest	116.6	101.1	296.7	84.5
Net income (loss) available to our common shareholders	$400.8	$346.6	$905.2	$52.4

The following table presents AUM and AUA as of the dates indicated:

	September 30,
($ in millions)	2014	2013
AUM and AUA
Retirement Solutions:
Retirement	$348,593.7	$328,259.0
Annuities	26,790.1	26,379.2
Investment Management	259,757.3	251,549.0
Insurance Solutions:
Individual Life	16,118.7	15,847.7
Employee Benefits	1,796.8	1,768.8
Eliminations/Other	(179,064.2)	(178,015.8)
Total Ongoing Businesses	473,992.4	445,787.9
Closed Blocks:
Closed Block Variable Annuity	43,550.2	44,426.9
Closed Block Institutional Spread Products	1,767.9	3,336.8
Closed Block Other	532.5	553.4
Total Closed Blocks	45,850.6	48,317.1
Total AUM and AUA	$519,843.0	$494,105.0

AUM	$279,021.5	$267,268.3
AUA	240,821.5	226,836.7
Total AUM and AUA	$519,843.0	$494,105.0

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Retirement Solutions:
Retirement	$117.2	$187.3	$367.9	$457.2
Annuities	78.3	96.8	197.3	210.6
Investment Management	58.6	54.0	163.3	125.2
Insurance Solutions:
Individual Life	39.8	117.0	134.3	207.8
Employee Benefits	37.0	29.1	91.7	75.6
Total Ongoing Business	330.9	484.2	954.5	1,076.4
Corporate	(47.1)	(63.7)	(122.7)	(166.6)
Closed Blocks:
Closed Block Institutional Spread Products	8.5	8.7	20.5	41.7
Closed Block Other	2.0	5.8	1.4	12.2
Total Closed Blocks (1)	10.5	14.5	21.9	53.9
Total operating earnings before income taxes	294.3	435.0	853.7	963.7

Adjustments:
Closed Block Variable Annuity	131.0	(167.4)	67.1	(982.9)
Net investment gains (losses) and related charges and adjustments	43.4	64.1	174.0	106.7
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	33.4	10.5	19.5	46.0
Loss related to businesses exited through reinsurance or divestment	(31.9)	(13.1)	(69.3)	(47.0)
Income (loss) attributable to noncontrolling interest	116.6	101.1	296.7	84.5
Other adjustments to operating earnings	(32.0)	(10.2)	(65.6)	(40.5)
Income (loss) before income taxes	$554.8	$420.0	$1,276.1	$130.5
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Retirement Solutions:
Retirement	$605.7	$606.9	$1,797.1	$1,787.0
Annuities	344.6	319.1	1,029.8	930.7
Investment Management	168.3	160.1	492.0	440.6
Insurance Solutions:
Individual Life	679.1	717.1	2,071.2	2,099.0
Employee Benefits	345.9	316.2	1,027.3	946.0
Total Ongoing Business	2,143.6	2,119.4	6,417.4	6,203.3
Corporate	22.9	28.8	71.8	53.8
Closed Blocks:
Closed Block Institutional Spread Products	18.6	23.1	53.2	87.7
Closed Block Other	6.8	7.6	21.8	22.1
Total Closed Blocks(1)	25.4	30.7	75.0	109.8
Total operating revenues	2,191.9	2,178.9	6,564.2	6,366.9

Adjustments:
Closed Block Variable Annuity	660.6	(66.1)	1,057.3	(570.4)
Net realized investment gains (losses) and related charges and adjustments	48.2	39.8	164.8	28.3
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	48.2	35.1	—	125.8
Revenues related to businesses exited through reinsurance or divestment	(4.8)	(2.9)	81.1	(70.8)
Revenues attributable to noncontrolling interest	174.9	152.9	454.8	254.1
Other adjustments to operating revenues	72.1	97.6	237.9	260.6
Total revenues	$3,191.1	$2,435.3	$8,560.1	$6,394.5
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

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Other-than-temporary impairments	$(8.0)	$(4.4)	$(13.8)	$(22.6)
CMO-B fair value adjustments(1)	34.9	16.4	154.1	(132.1)
Gains (losses) on the sale of securities	15.7	33.7	44.3	56.3
Other, including changes in the fair value of derivatives	5.2	(10.3)	(21.3)	136.8
Total investment gains (losses)	47.8	35.4	163.3	38.4
Net amortization of DAC/VOBA and other intangibles on above	(4.6)	25.0	9.2	81.6
Net investment gains (losses), including Closed Block Variable Annuity	43.2	60.4	172.5	120.0
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(0.2)	(3.7)	(1.5)	13.3
Net investment gains (losses)	$43.4	$64.1	$174.0	$106.7
(1) For a description of our CMO-B portfolio, see "Investments - CMO-B Portfolio."

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Gain (loss), excluding nonperformance risk	$(13.8)	$10.9	$(39.3)	$103.7
Gain (loss) due to nonperformance risk	61.5	10.0	46.4	(12.3)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	47.7	20.9	7.1	91.4
Net amortization of DAC/VOBA and sales inducements	(14.3)	(10.4)	12.4	(45.4)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$33.4	$10.5	$19.5	$46.0

Notable Items

We believe the following tables will help investors identify more easily some of the larger causes of changes in our Operating earnings before income taxes during the periods discussed. The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., Deferred policy acquisition costs ("DAC")/Value of business acquired ("VOBA") and other intangibles unlocking). There may be other items not included in the following table that caused increases (decreases) in Operating earnings before income taxes for the periods presented. See the descriptions within the "Results of Operations" section for a more comprehensive discussion of the causes of changes in Operating earnings before income taxes.

During the third quarter of 2014, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $19.3 million to Operating earnings before income taxes in the current period, compared to a favorable impact of $84.8 million in the third quarter of 2013. These impacts are included in the DAC/VOBA and other intangibles unlocking.

During the third quarter of 2013, the Company received a distribution of cash and securities in conjunction with a Lehman Brothers bankruptcy settlements ("Lehman Recovery"). In 2008, Lehman Brothers acted as a prime broker for assets held in a partnership owned by the Company. In 2008, these partnership assets were written down to the then-assumed realizable value. The amount of the distribution in excess of the book value of these assets of $120.0 million was recognized as Net investment income within Operating earnings before income taxes, which excluded $8.2 million in Net Investment income for the CBVA segment.

During the third quarter of 2013, the Company decided to dispose of certain Low Income Housing Tax Credit partnerships ("LIHTC") as a means of exiting this asset class. Losses of $26.7 million recognized as a result of marking these assets to the sales price was recognized as investment income.

Collectively these items, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC."

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(21.1)	$99.8	$(30.6)	$110.7
Net gain from Lehman Recovery/LIHTC	—	78.1	4.0	78.1
(1) Unlocking related to the Net gain (loss) from Lehman Recovery is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions.

The following table presents the net impact to Operating earnings before income taxes of the Net gain from Lehman Recovery/LIHTC and the related amortization and unlocking of DAC/VOBA and other intangibles by segment:

	Three and Nine Months Ended September 30, 2013
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman/LIHTC
Retirement	$14.8	$(6.4)	$4.3	$12.7
Annuities	19.0	(10.5)	4.2	12.7
Investment Management	11.5	—	—	11.5
Individual Life	43.4	(23.0)	16.2	36.6
Employee Benefits	4.0	—	—	4.0
Closed Block Institutional Spread Products	(0.2)	—	—	(0.2)
Closed Block Other	0.8	—	—	0.8
Net gain included in segment Operating earnings before income taxes(2)	$93.3	$(39.9)	$24.7	$78.1
(1) DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA (See "Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles" section).
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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Income (Loss)

Net investment income decreased $58.0 million from $1,221.6 million to $1,163.6 million primarily due to net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, net investment income increased due to growth of general account assets in our Retirement segment, growth in fixed index annuity ("FIA") AUM in our Annuities segment, and higher prepayment and alternative investment income across multiple segments. In addition, higher earned rate on fixed interest options in our CBVA segment improved the result. These increases were partially offset by the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities ("Annual Reset/MYGAs"), lower investment income from CMO-B income in our Annuities segment and a decrease in block size in our Closed Block Institutional Spreads Products segment.

Fee income decreased $11.9 million from $920.8 million to $908.9 million as a result of several factors.  Lower fee income in our Closed Block Variable Annuity segment, an unfavorable change in intangibles unlocking, primarily as a result of prospective assumption changes, and lower recordkeeping fees in our Retirement segment were offset by an increase in fees associated with higher AUM in our Retirement, Annuities, and Investment Management segments. In addition, higher fee income was also driven by increased cost of insurance fees on the aging inforce universal life block. Higher fee income in our Investment Management segment includes fees associated with affiliated and collateral loan obligation ("CLO") entities, which are eliminated in consolidation.

Premiums increased $100.9 million from $494.2 million to $595.1 million primarily due to higher premiums in immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher premiums in our Employee Benefits segment were primarily due to the effects of higher group stop loss and voluntary product sales in the first quarter of 2014.

Net realized capital gains (losses) improved $698.1 million from $(517.1) million to $181.0 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives in our CBVA segment, discussed below, as well as changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in higher gains of $233.6 million from $15.2 million to $248.8 million. Excluding nonperformance risk, the result of changes in fair value of derivatives and guaranteed benefit derivatives in our CBVA segment resulted in a $499.4 million favorable variance, including changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, which improved by $778.2 million, partially offset by an unfavorable variance of $278.8 million related to changes in guaranteed benefit derivatives, excluding nonperformance risk. The favorable variance, which included the impact of prospective assumption changes, was due to lower equity market appreciation in the current period compared to the prior period, interest rate movements and implied volatility. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Other revenue decreased $18.6 million from $119.6 million to $101.0 million primarily due to changes in market value adjustments related to retirement plans upon surrender and lower revenue associated with our Closed Block Other segment.

Interest credited and other benefits to contract owners/policyholders increased $645.2 million from $1,087.7 million to $1,732.9 million primarily driven by unfavorable guaranteed benefit reserve changes in our CBVA segment due to lower fund returns in the current period compared to the prior period as well as the impacts of policyholder behavior and other assumption changes in the current period compared to the prior period. In addition, unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period contributed to the increase, but is offset by unlocking from prospective assumption changes that is explained in Net amortization of DAC/VOBA below. An increase in reserves for immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment contributed to the increase but are offset by the increase in Premiums described above. Additionally, we experienced unfavorable mortality changes, net of reinsurance in our Individual Life segment, and an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the new Compass product. The increases were partially offset by declining contract owner account balances for our Closed Block Institutional Spread Products segment. In addition, higher interest credited due to an increase in FIA AUM was more than offset by a decline in AUM for Annual Reset/MYGAs due to continued runoff and lower crediting rates in our Retirement and Annuities segments.

Operating expenses increased $4.5 million from $762.8 million to $767.3 million primarily due to investments in the business, increased costs in the current period related to rebranding and restructuring, increased credit facility fees supporting reinsurance transactions and higher commissions. Partially offsetting these increases were lower recordkeeping expenses and a decrease in Operating expenses in our Closed Block Other segment as result of lower letter of credit ("LOC") fees due to lower collateral requirements.

Net amortization of DAC/VOBA decreased $34.0 million from $64.6 million to $30.6 million primarily due to favorable unlocking in the current period compared to the prior period as a result of prospective assumption changes in our Individual Life and Closed Block Variable Annuity segments. Additionally, lower amortization on Individual Life segment’s universal life blocks was driven by lower gross profits.  An unfavorable variance primarily driven by prospective assumptions changes in our Retirement and Annuities segments and higher amortization related to realized gains in our Retirement segment partially offset these items.

Interest expense decreased $1.2 million from $48.4 million to $47.2 million primarily due to a change in debt structure over the course of the prior year. See a description of the change in debt structure under "Debt Securities."

Income (loss) before income taxes increased $134.8 million from $420.0 million to $554.8 million as a result of several factors. Lower losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment, including changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and a favorable variance related to the impact of prospective assumption changes contributed to the increase. Higher volumes in our Employee Benefits segment and improved margins in our Annuities and Investment Management segments also contributed to the improvement. In addition, higher prepayment and alternative investment income, higher fees associated with higher AUM, as well as higher income (loss) attributable to noncontrolling interests improved the overall result. The increases were partially offset by the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in our Ongoing businesses in the current period compared to the prior period, in addition to lower Other revenue and higher Operating expenses.

Income tax expense (benefit) increased $65.1 million from $(27.7) million to $37.4 million primarily due to increases in tax capital gains. The effective tax rate is low as the tax expense on income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. However, tax capital gains (losses) are generally not offset by changes in valuation allowances, which was the primary cause of the tax expense in the current and prior periods.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $140.7 million from $435.0 million to $294.3 million as a result of several factors including an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in the current period compared to the prior period and the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat. Excluding these items, Operating earnings before income taxes increased as a result of higher volumes in our Employee Benefits segment and improved margins in our Annuities and Investment Management segments, in addition to higher prepayment and alternative investment income and higher fees associated with higher AUM, partially offset by unfavorable mortality changes, net of reinsurance in our Individual Life segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments decreased $20.7 million from $64.1 million to $43.4 million as a result of several factors. Total investment gains excluding net amortization of DAC/VOBA and other intangibles increased as a result of changes in fair value adjustments on our CMO-B portfolio and favorable derivative mark to market adjustments due to interest rate movements, partially offset by lower gains on the sale of securities.  The increase in total investment gains was more than offset by lower favorable DAC/VOBA and other intangibles unlocking primarily related to assumption changes in our Retirement segment as a result of changes in interest rates, as well as higher DAC/VOBA and other intangibles amortization related to realized gains in our Retirement, Annuities and Individual Life segments.

Net guaranteed benefit hedging gains and related charges and adjustments increased $22.9 million from $10.5 million to $33.4 million primarily due to $51.5 million from changes in the fair value of guaranteed benefit derivatives related to nonperformance risk (including $15.7 million related to changes in the technique used to estimate nonperformance risk). The increase was partially offset by changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk, as a result of interest rate and equity market movements combined with a decline in the market value of assets due to widening of credit spreads.

Loss related to businesses exited through reinsurance or divestment increased $18.8 million from $13.1 million to $31.9 million primarily due to $18.0 million of charges in the current period as a result of our decision to exit a block of term life insurance business through reinsurance.

Other adjustments to operating earnings changed $(21.8) million from $(10.2) million to $(32.0) million primarily due to rebranding and restructuring expenses in the current period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Income (Loss)

Net investment income decreased $102.4 million from $3,532.5 million to $3,430.1 million primarily due to net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, net investment income decreased as a result of several factors. The impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the Annual Reset/MYGAs in our Annuities segment, and decrease in block size in our Closed Block Institutional Spreads Products segment contributed to the decline. Partially offsetting these decreases are higher prepayment income and higher alternative investment income across multiple segments, growth in FIA AUM in our Annuities segment and higher investment income on fixed interest options in our CBVA segment as a result of a higher earned rate.

Fee income increased $15.6 million from $2,722.4 million to $2,738.0 million primarily due to an increase in fees associated with higher AUM in our Retirement, Annuities, and Investment Management segments. Higher Fee income was also driven by increased cost of insurance fees on the aging in-force universal life block. Higher fees within our Investment Management segment, including fees associated with affiliated and CLO entities, are eliminated in consolidation. These increases were offset by lower recordkeeping fees in our Retirement segment, lower fee income in our Closed Block Variable Annuity segment, and an unfavorable change in intangibles unlocking, primarily as a result of prospective assumption changes.

Premiums increased $384.5 million from $1,440.9 million to $1,825.4 million primarily due to higher premiums in immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher Premiums in our Employee Benefits segment were primarily due to increased group stop loss and voluntary product sales.

Net realized capital losses decreased $1,581.7 million from $1,957.8 million to $376.1 million as a result of several factors. Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment, as described below, resulted in a $1,016.1 million decrease in Net realized capital losses. Changes in fair value of guaranteed benefit derivatives due to nonperformance risk resulted in a decrease in Net realized capital losses of $466.1 million, from a loss of $235.1 million to a gain of $231.0 million. In addition, changes in fair value adjustments on our CMO-B portfolio as a result of interest rate movements reduced the Net realized capital loss. Gains from market value changes and sales of securities associated with business reinsured are partially offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. These improvements were partially offset by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business, and unfavorable derivative mark to market adjustments, which were both largely a result of interest rate movements. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

Excluding nonperformance risk, the result of changes in fair value of derivatives and guaranteed benefit derivatives in our CBVA segment resulted in a $1,016.1 million decrease in Net realized capital losses, including favorable changes in fair value of derivatives from our CBVA hedge and CHO program of $2,521.9 million, partially offset by an unfavorable variance of $1,505.8 million related to changes in guaranteed benefit derivatives, excluding nonperformance risk. The favorable variance, which included the impact of prospective assumption changes, was primarily due to interest rate movements as described above, in addition to lower equity market appreciation in the current period compared to the prior period and implied volatility. The focus in managing our Closed Block Variable Annuity segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Other revenue decreased $4.5 million from $321.3 million to $316.8 million primarily due to lower revenue associated with our Closed Block Other segment. Partially offsetting the decrease was changes in market value adjustments related to retirement plans and annuities upon surrender.

Interest credited and other benefits to contract owners/policyholders increased $1,017.2 million from $3,379.0 million to $4,396.2 million primarily driven by unfavorable guaranteed benefit reserve changes in our CBVA segment due to lower fund returns in the current period compared to the prior period as well as the impacts of policyholder behavior and other assumption changes in the current period compared to the prior period. In addition, unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period contributed to the increase, but is offset by unlocking from prospective assumption changes that is explained in Net amortization of DAC/VOBA below. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in Net realized capital gains (losses).  An increase in reserves for immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment contributed to the increase but are offset by the increase in Premiums described above. Additionally, we experienced unfavorable mortality changes, net of reinsurance in our Individual Life segment, and an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the new Compass product. The increases were partially offset by declining contract owner account balances for our Closed Block Institutional Spread Products segment. In addition, higher interest credited due to an increase in FIA AUM was more than offset by a decline in AUM for Annual Reset/MYGAs due to continued runoff and lower crediting rates in our Retirement and Annuities segments.

Operating expenses increased $23.0 million from $2,292.1 million to $2,315.1 million primarily due to investments in the business, higher expenses from operating as a public company, increased costs in the current period related to rebranding and restructuring, and higher share-based compensation, in addition to increased credit facility fees supporting reinsurance transactions and higher commissions. A reduction in estimated variable compensation accruals in the prior period that did not repeat also contributed to the increase. These increases were partially offset by lower recordkeeping expenses and costs related to the divestment of the Company by ING Group in the prior period that did not recur, as well as lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment during the second quarter of 2013 and a decrease in Operating expenses in our Closed Block Other segment as result of lower LOC fees due to lower collateral requirements.

Net amortization of DAC/VOBA decreased $47.2 million from $319.6 million to $272.4 million primarily due to favorable unlocking in the current period compared to the prior period as a result of prospective assumption changes in our Individual Life and CBVA segments and lower amortization on guaranteed benefit hedging gains (losses). Additionally, lower amortization on Individual Life segment’s universal life blocks was driven by lower gross profits.  An unfavorable variance driven by prospective assumptions changes in our Retirement, Annuities and Employee Benefits segments, higher amortization related to realized gains in our Retirement segment, and higher amortization in our Employee Benefits segment resulting from terminated cases partially offset these items.

Interest expense increased $5.7 million from $136.6 million to $142.3 million primarily due to a change in debt structure over the course of the prior year. See a description of the change in debt structure under "Debt Securities."

Income (loss) before income taxes increased $1,145.6 million from $130.5 million to $1,276.1 million as a result of several factors. Lower losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment, including changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and a favorable variance related to the impact of prospective assumption changes contributed to the increase. Higher volumes in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees in our Retirement, Annuities, and Investment Management segments associated with higher AUM also contributed to the improvement. In addition, higher prepayment and alternative investment income, higher net investment gains, as well as higher income (loss) attributable to noncontrolling interests improved the overall result. The increases were partially offset by the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in our Ongoing businesses in the current period compared to the prior period. In addition, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, lower Other revenue and higher Operating expenses offset the overall increase.

Income tax expense (benefit) increased $80.6 million from $(6.4) million to $74.2 million primarily due to increases in tax capital gains. The effective tax rate is low as the tax expense on income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. However, tax capital gains (losses) are generally not offset by changes in valuation allowances, which was the primary cause of the tax expense in the current and prior periods.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $110.0 million from $963.7 million to $853.7 million as a result of several factors, including the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in the current period compared to the prior period. Excluding these items, Operating earnings before income taxes increased due to higher prepayment and alternative investment income, higher volumes in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM, partially offset by unfavorable mortality changes, net of reinsurance in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher operating expenses.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in "-Results of Operations-Segment by Segment-Closed Block Variable Annuity."

Net investment gains and related charges and adjustments increased $67.3 million from $106.7 million to $174.0 million as a result of several factors. Changes in fair value adjustments on our CMO-B portfolio were offset by unfavorable derivative mark to market adjustments due to interest rate movements as well as lower gains on the sale of securities. Total investment gains were partially offset by higher DAC/VOBA and other intangibles amortization related to realized gains in our Retirement, Annuities and Individual Life segments as well as lower favorable DAC/VOBA and other intangibles unlocking primarily related to assumption changes in our Retirement segment.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $26.5 million from $46.0 million to $19.5 million primarily due to changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk, as a result of interest rate and equity market movements. The decrease was partially offset by $58.7 million in changes in the fair value of guaranteed benefit derivatives related to nonperformance risk (including changes in the technique used to estimate nonperformance risk).

Loss related to businesses exited through reinsurance or divestment increased $22.3 million from $47.0 million to $69.3 million primarily due to $18.0 million of charges in the current period as a result of our decision to exit a block of term life insurance business through reinsurance. Additionally, we experienced losses associated with a block of Retirement business that was reinsured during the second quarter of 2014, which were partially offset by lower costs associated with the business transferred via reinsurance from us to Hannover Re.

Other adjustments to operating earnings changed $(25.1) million from $(40.5) million to $(65.6) million primarily due to rebranding and restructuring expenses in the current period, partially offset by costs related to the divestment of the Company by ING Group in the prior period that did not recur.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our ongoing businesses. The following table presents Operating earnings before income taxes of our ongoing businesses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating earnings before income taxes	$330.9	$484.2	$954.5	$1,076.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(21.1)	$99.8	$(30.6)	$110.7
Net gain from Lehman Recovery/LIHTC	—	77.5	—	77.5
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.
(2) Includes the impact of the annual review of the assumptions. See "Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles" for further description.

Ongoing Business - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating earnings before income taxes decreased $153.3 million from $484.2 million to $330.9 million as a result of several factors including an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in the current period compared to the prior period and the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat. Excluding these items, Operating earnings before income taxes increased as a result of higher volumes in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, an increase in fees associated with higher AUM, and higher prepayment and alternative investment income, partially offset by unfavorable mortality changes, net of reinsurance in our Individual Life segment.

Ongoing Business - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating earnings before income taxes decreased $121.9 million from $1,076.4 million to $954.5 million as a result of several factors, including the Net gain from Lehman Recovery/LIHTC in the prior period that did not repeat and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in the current period compared to the prior period. Excluding these items, Operating earnings before income taxes increased due to higher prepayment and alternative investment income, higher volumes in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM, partially offset by unfavorable mortality changes, net of reinsurance in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher operating expenses.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$393.6	$394.5	$1,161.7	$1,172.2
Fee income	193.5	191.0	577.5	563.8
Premiums	0.7	0.7	4.8	5.0
Other revenue	17.9	20.7	53.1	46.0
Total operating revenues	605.7	606.9	1,797.1	1,787.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	209.4	213.5	629.4	630.2
Operating expenses	208.6	205.8	651.9	619.8
Net amortization of DAC/VOBA	70.5	0.3	147.9	79.8
Total operating benefits and expenses	488.5	419.6	1,429.2	1,329.8
Operating earnings before income taxes	$117.2	$187.3	$367.9	$457.2

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking(1)	$(30.4)	$40.0	$(34.6)	$41.6
Net gain from Lehman Recovery/LIHTC	—	12.7	—	12.7
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of ($18.8) million for the three and nine months ended September 30, 2014 and $29.3 million for the three and nine months ended September 30, 2013, which was included in Net amortization of DAC/VOBA. The unlocking in the current period was driven primarily by changes in portfolio yields partially offset by favorable lapse experience. See “Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles” for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	September 30,
($ in millions)	2014	2013
Corporate markets	$42,269.8	$37,677.7
Tax-exempt markets(1)	53,406.6	51,183.9
Total full service plans	95,676.4	88,861.6
Stable value(2)	8,827.1	8,705.0
Individual market	3,151.2	2,850.5
Total AUM	107,654.7	100,417.1
AUA	240,939.0	227,841.9
Total AUM and AUA(1)	$348,593.7	$328,259.0
(1) Balances as of September 30, 2014 reflect the reduction of assets transferred to reinsurer.
(2) Consists of assets where we are the investment manager.

	September 30,
($ in millions)	2014	2013
General Account (1)	$27,498.0	$28,088.3
Separate Account	59,112.1	54,932.9
Mutual Fund/Institutional Funds	21,044.6	17,395.9
AUA	240,939.0	227,841.9
Total AUM and AUA	$348,593.7	$328,259.0
(1) Balances as of September 30, 2014 reflect the reduction of assets transferred to reinsurer.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$108,428.2	$96,477.1	$105,236.9	$90,471.2
Deposits	3,165.9	3,278.5	9,887.0	11,179.0
Surrenders, benefits and product charges	(3,232.3)	(3,044.2)	(9,931.4)	(9,083.7)
Net flows	(66.4)	234.3	(44.4)	2,095.3
Interest credited and investment performance	(707.1)	3,705.7	3,371.0	7,850.6
Transfer to reinsurer	—	—	(908.8)	—
Balance as of end of period	$107,654.7	$100,417.1	$107,654.7	$100,417.1

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

Retirement - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $0.9 million from $394.5 million to $393.6 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period and $14.8 million of net investment income from

Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding these impacts, investment income increased due to the growth of general account assets, higher prepayment income and higher alternative investment income.

Fee income increased $2.5 million from $191.0 million to $193.5 million primarily due to the increases in full service retirement plan fees partially offset by lower fees for the recordkeeping business. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM. These increases were partially offset by a decrease in recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Other revenue decreased $2.8 million from $20.7 million to $17.9 million primarily due to decreases in broker-dealer revenues and changes in market value adjustments related to retirement plans upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $4.1 million from $213.5 million to $209.4 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period, along with a decrease in the average credited rates due to actions taken in January and July 2014 to reflect the continuing low interest rate environment. This was partially offset by growth in general account liabilities, which corresponds to the growth in general account assets.

Operating expenses increased $2.8 million from $205.8 million to $208.6 million primarily due to investments in the business, higher asset based commissions in the current period, higher share-based compensation and increased contingent capital facility fees associated with the stable value business. This was offset by decreased recordkeeping expenses, due to terminated contracts, and lower expenses in the current period from the impact of the Second Quarter Reinsurance Transaction.

Net amortization of DAC/VOBA increased $70.2 million from $0.3 million to $70.5 million primarily due to the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking, resulting in unfavorable unlocking in the current period compared to favorable unlocking in the prior period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $70.1 million from $187.3 million to $117.2 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to favorable unlocking in the prior period and Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding these impacts, Operating earnings before income taxes improved primarily due to higher Net investment income resulting from higher prepayment income and alternative investment income.

Retirement - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $10.5 million from $1,172.2 million to $1,161.7 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period and $14.8 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding these impacts, investment income increased due to the growth of general account assets, higher prepayment income and higher alternative investment income partially offset by lower investment yields on the CMO-B portfolio during the first half of 2014. Investment income on the CMO-B portfolio was lower due primarily to portfolio turnover, as reinvestment rates were lower than the yields of the investments that matured.

Fee income increased $13.7 million from $563.8 million to $577.5 million primarily due to the increases in full service retirement plan fees partially offset by lower fees for the recordkeeping business. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM. These increases were partially offset by a decrease in recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Other revenue increased $7.1 million from $46.0 million to $53.1 million primarily due to changes in market value adjustments related to retirement plans upon surrender and increases in broker-dealer revenues.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $0.8 million from $630.2 million to $629.4 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period, along with a decrease in the average credited rates due to actions taken in January and July 2014 to reflect the continuing low interest rate environment. This was partially offset by growth in general account liabilities, which corresponds to the growth in general account assets.

Operating expenses increased $32.1 million from $619.8 million to $651.9 million primarily due to investments in the business, higher asset based commissions in the current period, higher share-based compensation, increased contingent capital facility fees associated with the stable value business and a reduction in estimated variable compensation accruals in the prior period that did not repeat. This was offset by decreased recordkeeping expenses, due to terminated contracts, and lower expenses in the current period from the impact of the Second Quarter Reinsurance Transaction.

Net amortization of DAC/VOBA increased $68.1 million from $79.8 million to $147.9 million primarily due to the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking, resulting in unfavorable unlocking in the current period compared to favorable unlocking in the prior period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $89.3 million from $457.2 million to $367.9 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to favorable unlocking in the prior period and Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding these impacts, Operating earnings before income taxes was essentially flat.

Retirement Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$282.3	$295.9	$828.7	$866.5
Fee income	15.0	11.8	42.4	32.9
Premiums	42.7	7.5	144.3	22.0
Other revenue	4.6	3.9	14.4	9.3
Total operating revenues	344.6	319.1	1,029.8	930.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	204.1	182.2	631.3	550.5
Operating expenses	34.8	31.7	106.9	94.9
Net amortization of DAC/VOBA	27.4	8.4	94.3	74.7
Total operating benefits and expenses	266.3	222.3	832.5	720.1
Operating earnings before income taxes	$78.3	$96.8	$197.3	$210.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking(1)	$17.8	$39.6	$27.5	$56.5
Net gain from Lehman Recovery/LIHTC	—	12.7	—	12.7
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $10.3 million for the three and nine months ended September 30, 2014 and $34.9 million for the three and nine months ended September 30, 2013, which was included in Net amortization of DAC/VOBA. The unlocking in the current period was driven primarily by revised policyholder and margin assumptions for FIAs. See “Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles” for further description.

The following table presents AUM for our Annuities segment as of the dates indicated:

	September 30,
($ in millions)	2014	2013
AUM:
General account	$22,111.7	$22,508.2
Separate account	798.2	793.2
Mutual funds	3,880.2	3,077.8
Total AUM	$26,790.1	$26,379.2

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$27,264.9	$26,233.5	$26,646.7	$26,101.1
Deposits	687.1	671.7	2,345.6	1,851.1
Surrenders, benefits and product charges	(1,310.0)	(932.7)	(3,005.5)	(2,576.1)
Net flows	(622.9)	(261.0)	(659.9)	(725.0)
Interest credited and investment performance	148.1	406.7	803.3	1,003.1
Balance as of end of period	$26,790.1	$26,379.2	$26,790.1	$26,379.2

Annuities - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $13.6 million from $295.9 million to $282.3 million primarily due to $19.0 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, investment income increased $5.4 million due to the growth in FIAs, higher prepayment income and higher alternative investment income. Partially offsetting these items was lower investment income on the CMO-B portfolio and lower investment income due to the continuing runoff of the Annual Reset/MYGAs and reductions in required capital.

Fee income increased $3.2 million from $11.8 million to $15.0 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased 34% from $2.9 billion in the third quarter of 2013 to $3.9 billion in the third quarter of 2014 due to positive net flows and market performance.

Premiums increased $35.2 million from $7.5 million to $42.7 million primarily due to higher premiums in immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $21.9 million from $182.2 million to $204.1 million primarily due to an increase in immediate annuities with life contingencies and an increase in interest credited due to an increase in FIA AUM. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs and lower amortization on sales inducements. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $3.1 million from $31.7 million to $34.8 million primarily due to higher FIA and mutual fund commissions.

Net amortization of DAC/VOBA increased $19.0 million from $8.4 million to $27.4 million primarily due to lower favorable DAC/VOBA unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization rates resulting from an update to margin projections in the third quarter 2013.

Operating earnings before income taxes

Operating earnings before income taxes decreased $18.5 million from $96.8 million to $78.3 million primarily driven by net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period and lower favorable intangible unlocking in the current period resulting from prospective assumption changes. Excluding these impacts, Operating earnings before income taxes increased as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, an increase in Fee income and a lower amortization rate on DAC/VOBA and other intangibles.

Annuities - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $37.8 million from $866.5 million to $828.7 million primarily due to $19.0 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, investment income decreased $18.8 million due to lower investment income on the CMO-B portfolio, lower prepayment fee income and the impact of the continuing runoff of the Annual Reset/MYGAs and reductions in required capital. Partially offsetting these items were higher investment income resulting from the growth in FIAs and higher alternative asset investment income.

Fee income increased $9.5 million from $32.9 million to $42.4 million primarily due to growth in assets of mutual fund custodial products.

Premiums increased $122.3 million from $22.0 million to $144.3 million primarily due to higher premiums in immediate annuities with life contingencies.

Other revenue increased $5.1 million from $9.3 million to $14.4 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $80.8 million from $550.5 million to $631.3 million primarily driven by the increase in immediate annuities with life contingencies and an increase in interest credited due to an increase in FIA AUM. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs and lower amortization on sales inducements. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $12.0 million from $94.9 million to $106.9 million primarily due to higher FIA and mutual fund commissions and higher distribution expenses.

Net amortization of DAC/VOBA increased $19.6 million from $74.7 million to $94.3 million primarily due to lower favorable DAC/VOBA unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization rates resulting from an update to margin projections in third quarter 2013.
Operating earnings before income taxes

Operating earnings before income taxes decreased $13.3 million from $210.6 million to $197.3 million primarily driven by net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period and lower favorable intangible unlocking in the current period resulting from prospective assumption changes. Excluding these impacts,

Operating earnings before income taxes increased as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, an increase in Fee income and a lower amortization rate on DAC/VOBA and other intangibles.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$9.0	$16.4	$24.3	$25.3
Fee income	149.5	135.4	442.4	389.4
Other revenue	9.8	8.3	25.3	25.9
Total operating revenues	168.3	160.1	492.0	440.6
Operating benefits and expenses:
Operating expenses	109.7	106.1	328.7	315.4
Total operating benefits and expenses	109.7	106.1	328.7	315.4
Operating earnings before income taxes	$58.6	$54.0	$163.3	$125.2

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Investment Management intersegment revenues	$40.0	$38.6	$118.3	$117.8

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net gain from Lehman Recovery	$—	$11.5	$—	$11.5

The following tables present AUM and AUA for our Investment Management segment as of the dates indicated:

	September 30,
($ in millions)	2014	2013
AUM:
Institutional/retail
Investment Management sourced	$69,232.2	$63,275.4
Affiliate sourced(1)	58,941.3	52,169.6
General account	78,503.1	80,260.3
Total AUM	206,676.6	195,705.3
AUA:
Affiliate sourced(2)	53,080.7	55,843.7
Total AUM and AUA	$259,757.3	$251,549.0
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net Flows:
Investment Management sourced	$(412.6)	$714.9	$337.9	$6,490.8
Affiliate sourced	591.4	1,118.6	2,867.4	1,619.8
Total	$178.8	$1,833.5	$3,205.3	$8,110.6

Investment Management - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $7.4 million from $16.4 million to $9.0 million primarily due to $11.5 million of net investment income from Lehman Recovery in the third quarter of 2013 that did not repeat in the current period partially offset by higher alternative investment income.

Fee income increased $14.1 million from $135.4 million to $149.5 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominately driven by improved equity markets and positive net flows in recent periods, including sub-advisor replacements.

Other revenue increased $1.5 million from $8.3 million to $9.8 million primarily due to higher production and performance fees partially offset by lower servicing fees.

Operating benefits and expenses

Operating expenses increased $3.6 million from $106.1 million to $109.7 million primarily due to higher variable compensation due to growth in AUM and higher operating earnings, partially offset by lower variable expenses associated with lower sales in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $4.6 million from $54.0 million to $58.6 million primarily due to higher Fee income due to an increase in AUM and higher alternative investment income. The increases were partially offset by the Lehman Recovery in the prior period and higher Operating expenses, including higher variable compensation associated with higher AUM.

Investment Management - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $1.0 million from $25.3 million to $24.3 million primarily due to $11.5 million of net investment income from Lehman Recovery in the third quarter of 2013 that did not repeat in the current period partially offset by higher alternative investment income.

Fee income increased $53.0 million from $389.4 million to $442.4 million primarily due to an increase in AUM resulting in higher management and administrative fees earned. The increase in AUM is predominately driven by improved equity markets and positive net flows in recent periods, including sub-advisor replacements.

Operating benefits and expenses

Operating expenses increased $13.3 million from $315.4 million to $328.7 million primarily due to higher variable compensation due to growth in AUM and higher operating earnings, partially offset by lower variable expenses associated with lower sales in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $38.1 million from $125.2 million to $163.3 million primarily due to higher Fee income due to an increase in AUM and higher alternative investment income. The increases were partially offset by the Lehman Recovery in the prior period and higher Operating expenses, including higher variable compensation associated with higher AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$226.3	$258.7	$661.6	$691.0
Fee income	269.3	278.4	838.4	835.2
Premiums	179.1	174.7	554.5	552.6
Other revenue	4.4	5.3	16.7	20.2
Total operating revenues	679.1	717.1	2,071.2	2,099.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	632.8	468.7	1,659.9	1,482.7
Operating expenses	88.7	83.9	275.7	269.4
Net amortization of DAC/VOBA	(82.2)	47.5	1.3	138.0
Interest expense	—	—	—	1.1
Total operating benefits and expenses	639.3	600.1	1,936.9	1,891.2
Operating earnings before income taxes	$39.8	$117.0	$134.3	$207.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(7.1)	$20.2	$(15.7)	$12.6
Net gain from Lehman Recovery/LIHTC	—	36.6	—	36.6
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of ($9.5) million for the three and nine months ended September 30, 2014 and $20.6 million for the three and nine months ended September 30, 2013. The net unfavorable unlocking in the current period was primarily driven by policyholder behavior assumption changes and low interest rate environment. The impact of these items was partially offset by mortality assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three and Nine Months Ended September 30,
($ in millions)	2014	2013
Fee income	$(17.6)	$(5.9)
Interest credited and other benefits to contract owners/policyholders	(115.7)	22.9
Net amortization of DAC/VOBA	123.8	3.6
Total	$(9.5)	$20.6

See “Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles” for further description.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Sales by Product Line:
Universal life:
Guaranteed	$—	$0.1	$—	$0.6
Accumulation	2.6	2.8	7.5	10.7
Indexed	16.0	5.8	37.2	19.2
Total universal life	18.6	8.7	44.7	30.5
Variable life	1.4	2.8	3.8	7.9
Whole life	—	0.1	0.1	0.1
Term	6.8	11.2	22.1	40.3
Total sales by product line	$26.8	$22.8	$70.7	$78.8

Total gross premiums	$511.3	$488.7	$1,535.1	$1,494.1
End of period:
In-force face amount	$598,128.2	$606,756.1	$598,128.2	$606,756.1
In-force policy count	1,305,351	1,339,908	1,305,351	1,339,908
New business policy count (paid)	7,452	11,904	24,168	43,331

Individual Life - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $32.4 million from $258.7 million to $226.3 million primarily due to $43.4 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, investment income increased resulting from portfolio restructuring towards higher yielding assets and higher alternative investment income.

Fee income decreased $9.1 million from $278.4 million to $269.3 million primarily due to higher unfavorable intangible unlocking in the current period resulting from prospective assumption changes. This was partially offset by an increase in cost of insurance fees on the aging in-force universal life block.

Premiums increased $4.4 million from $174.7 million to $179.1 million primarily due to continued growth in term life renewal premiums partially offset by lower first year premiums due to lower term life sales.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $164.1 million from $468.7 million to $632.8 million primarily due to unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period. Excluding the impact from the unlocking of intangibles, Interest credited and other benefits to contract owners/policyholders increased due to unfavorable changes in mortality, net of reinsurance, on both the term and universal life blocks.

Operating expenses increased $4.8 million from $83.9 million to $88.7 million primarily due to increased credit facility fees supporting reinsurance transactions and higher sales-related expenses due to higher sales in the current period.

Net amortization of DAC/VOBA decreased $129.7 million from $47.5 million to $(82.2) million primarily due to favorable DAC/VOBA unlocking resulting from prospective assumption changes. The favorable DAC unlocking in the current period was more than offset by other intangibles unlocking from prospective assumption changes as explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization on the universal life blocks driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes decreased $77.2 million from $117.0 million to $39.8 million primarily driven by net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period and higher net investment income from Lehman Recovery/LIHTC in the third quarter of 2013. Excluding these impacts, Operating earnings before income taxes decreased slightly driven by unfavorable changes in mortality, net of reinsurance and increased credit facility fees. Partially offsetting these items was higher Net investment income due to portfolio restructuring, higher cost of insurance fees on the universal life block and lower DAC/VOBA amortization on the universal life blocks.

Individual Life - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $29.4 million from $691.0 million to $661.6 million primarily due to $43.4 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period. Excluding the impact of Lehman Recovery/LIHTC, investment income increased resulting from portfolio restructuring and higher alternative investment income.

Fee income increased $3.2 million from $835.2 million to $838.4 million primarily due to an increase in cost of insurance fees on the aging in-force block partially offset by unfavorable intangible unlocking resulting from prospective assumption changes.

Premiums increased $1.9 million from $552.6 million to $554.5 million primarily due to continued growth in term life renewal premiums partially offset by lower first year premiums due to lower term life sales.

Other revenue decreased $3.5 million from $20.2 million to $16.7 million primarily due to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $177.2 million from $1,482.7 million to $1,659.9 million primarily due to unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period. Excluding the impact from the unlocking of intangibles, Interest credited and other benefits to contract owners/policyholders increased due to unfavorable changes in mortality, net of reinsurance, on both the term and universal life blocks.

Operating expenses increased $6.3 million from $269.4 million to $275.7 million primarily due to increased credit facility fees supporting reinsurance transactions and a reduction in estimated variable compensation accruals in the prior period that did not repeat, partially offset by lower sales-related expenses in the current period.

Net amortization of DAC/VOBA decreased $136.7 million from $138.0 million to $1.3 million primarily due to favorable DAC/VOBA unlocking resulting from prospective assumption changes. The favorable DAC unlocking in the current period was more than offset by other intangibles unlocking from prospective assumption changes as explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization on the universal life blocks driven by lower gross profits.
Operating earnings before income taxes

Operating earnings before income taxes decreased $73.5 million from $207.8 million to $134.3 million primarily driven by net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period and higher net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat. Excluding these impacts, Operating earnings before taxes decreased slightly driven by unfavorable changes in mortality, net of reinsurance and increased credit facility fees. Partially offsetting these items was higher Net investment income due to portfolio restructuring, higher cost of insurance fees on the universal life block, continued growth in term life renewal premiums and lower DAC/VOBA amortization on the universal life blocks.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$29.1	$32.1	$83.5	$88.4
Fee income	23.9	15.5	54.2	47.1
Premiums	293.7	269.6	892.8	813.5
Other revenue	(0.8)	(1.0)	(3.2)	(3.0)
Total operating revenues	345.9	316.2	1,027.3	946.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	235.7	223.7	719.8	679.5
Operating expenses	60.9	58.5	190.2	179.0
Net amortization of DAC/VOBA	12.3	4.9	25.6	11.9
Total operating benefits and expenses	308.9	287.1	935.6	870.4
Operating earnings before income taxes	$37.0	$29.1	$91.7	$75.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
DAC/VOBA and other intangibles unlocking	$(1.4)	$—	$(7.8)	$—
Net gain from Lehman Recovery/LIHTC	—	4.0	—	4.0

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of ($1.4) million for the three and nine months ended September 30, 2014. There was no DAC/VOBA and other intangibles unlocking related to the annual review of the assumptions for the three and nine months ended September 30, 2013. The unlocking in the current period was driven primarily by inforce assumption changes.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three and Nine Months Ended September 30,
($ in millions)	2014	2013
Fee income	$7.7	$—
Net amortization of DAC/VOBA	(9.1)	—
Total	$(1.4)	$—

See “Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles” for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Sales by Product Line:
Group life	$7.2	$7.3	$48.8	$52.9
Group stop loss	21.8	38.1	213.6	139.4
Other group products	1.3	2.8	12.3	17.0
Total group products	30.3	48.2	274.7	209.3
Voluntary products	5.2	4.0	31.8	18.1
Total sales by product line	$35.5	$52.2	$306.5	$227.4

Total gross premiums and deposits	$340.6	$316.2	$1,031.8	$947.0
Total annualized in-force premiums	1,398.2	1,292.4	1,398.2	1,292.4

Loss Ratios:
Group life (interest adjusted)	75.4%	82.1%	77.3%	81.0%
Group stop loss	72.1%	72.8%	72.3%	74.2%

Employee Benefits - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $3.0 million from $32.1 million to $29.1 million primarily due to $4.0 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period.
Fee income increased $8.4 million from $15.5 million to $23.9 million primarily due to favorable intangible unlocking in the unearned revenue reserve resulting from prospective assumption changes. This was offset by unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.
Premiums increased $24.1 million from $269.6 million to $293.7 million primarily due to the effects of higher sales of group stop loss and voluntary products in the first quarter of 2014. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $12.0 million from $223.7 million to $235.7 million primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits incurred as a result of the increase in volumes in the Compass product. These increases were partially offset by improved loss ratios.

Operating expenses increased $2.4 million from $58.5 million to $60.9 million primarily due to higher sales-related expenses from higher sales of the group stop loss and voluntary products in the first quarter of 2014.
Net amortization of DAC/VOBA increased $7.4 million from $4.9 million to $12.3 million primarily due to unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC unlocking in the current period is partially offset by the unlocking explained in Fee income above.

Operating earnings before income taxes

Operating earnings before income taxes increased $7.9 million from $29.1 million to $37.0 million primarily due to improved loss ratios and higher stop loss premiums resulting from strong sales in the first quarter of 2014. This was partially offset by lower net investment income due to the Lehman Recovery/LIHTC in the prior period that did not repeat in the current period.

Employee Benefits - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating revenues

Net investment income and net realized gains decreased $4.9 million from $88.4 million to $83.5 million primarily due to $4.0 million of net investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period.
Fee income increased $7.1 million from $47.1 million to $54.2 million primarily due to favorable intangible unlocking in the unearned revenue reserve resulting from prospective assumption changes. This was offset by unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.
Premiums increased $79.3 million from $813.5 million to $892.8 million primarily due to higher sales of group stop loss and voluntary products. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $40.3 million from $679.5 million to $719.8 million primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits as a result of the increase in volumes in the Compass product. Partially offsetting these items were improved loss ratios in group life and stop loss.

Operating expenses increased $11.2 million from $179.0 million to $190.2 million primarily due to higher sales related commission and administrative expenses for group stop loss and voluntary products in the current period and a reduction in estimated variable compensation accruals in the prior period.

Net amortization of DAC/VOBA increased $13.7 million from $11.9 million to $25.6 million primarily due to unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC unlocking in the current period is partially offset by the unlocking explained in Fee income above. Excluding the impact from the unlocking, Net Amortization of DAC/VOBA increased primarily due to increased amortization resulting from terminated cases.

Operating earnings before income taxes

Operating earnings before income taxes increased $16.1 million from $75.6 million to $91.7 million primarily due to improved loss ratios and higher stop loss premiums resulting from strong sales in January 2014. Partially offsetting this was higher Operating expenses, increased Net amortization of DAC/VOBA resulting from terminated cases and lower net investment income due to the Lehman Recovery/LIHTC in the prior period that did not repeat in the current period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Interest expense	$(46.8)	$(47.6)	$(140.5)	$(132.7)
Closed Block Variable Annuity contingent capital LOC	—	—	—	(18.4)
Amortization of intangibles	(9.2)	(8.7)	(26.4)	(26.3)
Other	8.9	(7.4)	44.2	10.8
Operating earnings before income taxes	$(47.1)	$(63.7)	$(122.7)	$(166.6)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating earnings before income taxes changed $16.6 million from $(63.7) million to $(47.1) million primarily related to lower expenses.

Corporate - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating earnings before income taxes changed $43.9 million from $(166.6) million to $(122.7) million primarily related to charges associated with our CBVA segment, including lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our CBVA segment on May 14, 2013, higher investment income on the alternative investment portfolio and lower expenses. Offsetting these items is an increase in Interest Expense driven by a change in debt structure during the second half of 2013. See a description of the change in debt structure under "Debt Securities."

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Closed Block Institutional Spread Products	$8.5	$8.7	$20.5	$41.7
Closed Block Other	2.0	5.8	1.4	12.2
Operating earnings before income taxes	$10.5	$14.5	$21.9	$53.9

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$18.4	$22.8	$52.2	$86.8
Premiums	0.6	0.6	1.8	1.8
Other revenue	(0.4)	(0.3)	(0.8)	(0.9)
Total operating revenues	18.6	23.1	53.2	87.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.5	11.9	23.8	38.1
Operating expenses	2.5	2.4	8.6	7.6
Net amortization of DAC/VOBA	0.1	0.1	0.3	0.3
Total operating benefits and expenses	10.1	14.4	32.7	46.0
Operating earnings before income taxes	$8.5	$8.7	$20.5	$41.7

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$6.0	$7.1	$18.1	$19.1
Premiums	0.6	0.4	3.4	2.4
Other revenue	0.2	0.1	0.3	0.6
Total operating revenues	6.8	7.6	21.8	22.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	0.4	(0.8)	8.5	(1.3)
Operating expenses	4.4	2.6	11.9	11.2
Total operating benefits and expenses	4.8	1.8	20.4	9.9
Operating earnings before income taxes	$2.0	$5.8	$1.4	$12.2

Closed Blocks - Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $0.2 million from $8.7 million to $8.5 million primarily due to lower earnings resulting from decreases in the block size partially offset by higher net margins due to shifts in the mix of asset and liabilities. The average block size based on AUM declined approximately 43% from $3.5 billion as of September 30, 2013 to $2.0 billion as of September 30, 2014.

Closed Block Other

Operating earnings before income taxes decreased $3.8 million from $5.8 million to $2.0 million due to higher operating expenses in the current period related to the accrual for a contingency and less favorable reserve development in the retained portion of the group reinsurance business compared to the prior period.  Also contributing is lower investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period.

Closed Blocks - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $21.2 million from $41.7 million to $20.5 million primarily due to lower earnings resulting from decreases in the block size and higher accretion income in the first half of 2013 on previously impaired securities, which did not reoccur at the same level in the current period. The average block size based on AUM declined approximately 41% from $3.7 billion as of September 30, 2013 to $2.2 billion as of September 30, 2014.

Closed Block Other

Operating earnings before income taxes decreased $10.8 million from $12.2 million to $1.4 million primarily due to less favorable reserve development in the retained portion of the group reinsurance business compared to the prior period and lower investment income from Lehman Recovery/LIHTC in the third quarter of 2013 that did not repeat in the current period.  Also contributing is higher operating  expenses in the current period related to the accrual for a contingency offset by higher premiums due to a true-up of estimated premiums due to us from a third party administrator for the group reinsurance business.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Revenues:
Net investment income	$43.0	$28.8	$116.7	$68.1
Fee income	316.2	325.3	948.8	955.3
Premiums	76.0	38.8	219.2	38.8
Net realized capital gains (losses)	222.1	(463.0)	(238.4)	(1,647.8)
Other revenue	3.3	4.0	11.0	15.2
Total revenues	660.6	(66.1)	1,057.3	(570.4)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	429.3	(37.6)	618.6	12.6
Operating expenses and interest expense	116.9	119.2	357.6	347.9
Net amortization of DAC/VOBA	(16.6)	19.7	14.0	52.0
Total benefits and expenses	529.6	101.3	990.2	412.5
Income (loss) before income taxes	$131.0	$(167.4)	$67.1	$(982.9)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(334.8)	$(366.3)	$(830.6)	$(1,227.6)
Gain (losses) related to capital hedge overlay ("CHO") program(1)	(7.5)	(40.7)	(61.6)	(244.8)
Gain (loss) due to nonperformance risk	187.3	5.2	184.6	(222.8)
Net investment gains (losses)	(0.2)	(3.7)	(1.5)	13.3
DAC/VOBA and other intangibles unlocking	37.8	(4.3)	39.8	(6.3)
(1) Capital Hedge Overlay ("CHO").

The following table presents AUM for our CBVA segment as of the dates indicated:

	September 30,
($ in millions)	2014	2013
AUM
General account	$1,795.2	$1,379.7
Separate account	41,755.0	43,047.2
Total AUM	$43,550.2	$44,426.9

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Balance as of beginning of period	$44,223.4	$42,635.2	$44,788.2	$42,590.6
Deposits	34.9	61.0	135.9	215.5
Surrenders, benefits and product charges	(1,260.1)	(1,097.2)	(3,804.1)	(3,330.2)
Net flows	(1,225.2)	(1,036.2)	(3,668.2)	(3,114.7)
Interest credited and investment performance	(760.0)	2,009.4	1,118.2	4,132.5
Balance as of end of period	$42,238.2	$43,608.4	$42,238.2	$43,608.4

End of period contracts in payout status	$1,312.0	$818.5	$1,312.0	$818.5
Total balance as of end of period*	$43,550.2	$44,426.9	$43,550.2	$44,426.9
* Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity - Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Income (loss) before income taxes increased $298.4 million from $(167.4) million to $131.0 million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on Guaranteed Minimum Withdrawal Benefit for Life ("GMWBL") contracts, partially offset by an unfavorable result from an update to lapse assumptions. The prior period result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

The current period results included a $182.1 million favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from gains of $5.2 million in the prior period to $187.3 million in the current period, including the effects of changes in the technique used to estimate nonperformance risk. DAC/VOBA and other intangibles unlocking improved by $42.1 million, from a loss of $4.3 million in the prior period to a gain of $37.8 million in the current year period, mainly due to favorable impacts of  assumption changes mentioned above.  Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased to a loss of $334.8 million in the current period compared to a loss of $366.3 million in the prior period.  The modest improvement of $31.5 million was primarily due to favorable impacts of assumption changes, mentioned above, partially offset by equity fund underperformance and unfavorable implied volatility movements in the current period.  Lower equity market returns led to a favorable variance on our CHO program of $33.2 million, from a loss of $40.7 million to a loss of $7.5 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, the increase in Net investment income is primarily due to a higher earned rate, and higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders.

Closed Block Variable Annuity - Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Income (loss) before income taxes increased $1,050.0 million from $(982.9) million to $67.1 million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from favorable policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The prior period result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

The current period results included a $407.4 million favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from a loss of $222.8 million in the prior period to gain of $184.6 million in the current period, including the effects of changes in the technique used to estimate nonperformance risk.  DAC/VOBA and other intangibles unlocking improved by $46.1 million, from a loss of $6.3 million in the prior period to a gain of $39.8 million in the current period, mainly due to favorable impacts of assumption changes mentioned above.  Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased to a loss of $830.6 million in the current year compared to a loss of $1,227.6 million in the prior period.  The improved result of $397.0 million was primarily due to favorable impacts of assumption changes, mentioned above, and lower losses due to lower equity market returns as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves.  These items were partially offset by higher losses due to declining interest rates in the current period.  Lower equity market returns also led to a favorable variance on our CHO program of $183.2 million, from a loss of $244.8 million to a loss of $61.6 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, the increase in Net investment income is primarily due to a higher earned rate, and higher premiums associated with the annuization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. The prior period included gains on the sale of securities that did not recur in the current period.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds. The investment income on alternative investments shown below for the periods stated excludes the net investment income from Lehman Recovery/LIHTC in the prior period.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long term.

The following table presents the investment income for the three and nine months ended September 30, 2014 and 2013, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Retirement
Alternative investment income	$12.8	$7.5	$26.9	$23.8
Average alternative investment	346.0	267.1	300.4	261.0
Annuities
Alternative investment income	10.3	4.5	22.1	16.5
Average alternative investment	214.4	171.5	194.7	179.8
Investment Management
Alternative investment income	9.0	4.9	24.3	13.8
Average alternative investment	145.6	124.2	144.7	122.9
Individual Life
Alternative investment income	8.2	3.4	17.8	13.1
Average alternative investment	156.0	127.7	138.4	132.9
Employee Benefits
Alternative investment income	1.5	0.8	3.0	2.5
Average alternative investment	33.2	25.1	28.1	24.8
Total Ongoing Business
Alternative investment income	41.8	21.1	94.1	69.7
Average alternative investment	895.2	715.6	806.3	721.4
Corporate
Alternative investment income	3.7	4.8	12.9	1.8
Average alternative investment	108.0	95.8	105.9	96.5
Closed Blocks(1)
Alternative investment income	1.6	2.5	4.0	6.7
Average alternative investment	38.0	58.8	34.2	60.2
Total Voya Financial, Inc.
Alternative investment income	47.1	28.4	111.0	78.2
Average alternative investment	$1,041.2	$870.2	$946.4	$878.1
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
We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and nine months ended September 30, 2014 and 2013.

During the third quarter of 2014, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $19.3 million to Operating earnings before income taxes in the current period, compared to a favorable impact of $84.8 million in the third quarter of 2013. These are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Retirement	$(30.4)	$40.0	$(34.6)	$41.6
Annuities	17.8	39.6	27.5	56.5
Individual Life	(7.1)	20.2	(15.7)	12.6
Employee Benefits	(1.4)	—	(7.8)	—
Total DAC/VOBA and other intangibles unlocking(1)	$(21.1)	$99.8	$(30.6)	$110.7
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the three and nine months ended September 30, 2013.

In addition, we have DAC/VOBA and other intangibles unlocking that corresponds to items excluded from Operating earnings before income taxes, such as the results of our CBVA segment and investment gains (losses) and net guaranteed benefits hedging gains (losses) in our Ongoing businesses.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
CBVA	$37.8	$(4.3)	$39.8	$(6.3)
Ongoing Business	25.4	24.2	73.9	68.7
Total	$63.2	$19.9	$113.7	$62.4

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

Parent Company Sources and Uses of Liquidity and Capital

In evaluating liquidity it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.’s access to the $750.0 million revolving credit sublimit of its Amended and Restated Revolving Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2014	2013
Beginning cash and cash equivalents balance	$640.2	$357.5
Sources:
Dividends and returns of capital from subsidiaries	797.0	1,434.0
Repayment of loans to subsidiaries, net of new issuances	5.0	—
Proceeds from Senior Notes offering	—	1,000.0
Proceeds from 2053 Notes offering	—	750.0
Proceeds from 2043 Notes offering	—	400.0
Proceeds from Initial Public Offering	—	571.6
Amounts received from subsidiaries under tax sharing arrangements, net	—	250.7
Total sources	802.0	4,406.3
Uses:
Payment of interest expense	119.6	69.6
Capital provided to subsidiaries	150.0	2,062.0
Repayments of loans from subsidiaries, net of new issuances	—	319.1
Repayment of commercial paper, net of issuances	—	192.0
Repayment of credit facility borrowings	—	1,350.0
New issuances of loans to subsidiaries, net of repayments	—	272.2
Amounts paid to subsidiaries under tax sharing arrangements, net	13.2	—
Payment of income taxes, net	42.9	—
Common stock acquired - Share repurchase	614.4	—
Share-based compensation	14.8	—
Dividends paid	7.7	—
Other, net	5.6	34.6
Total uses	968.2	4,299.5
Net increase in cash and cash equivalents	(166.2)	106.8
Ending cash and cash equivalents balance	$474.0	$464.3

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

We did not have any short-term debt borrowings outstanding as of September 30, 2014. The following table summarizes our borrowing activities for the nine months ended September 30, 2014:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,509.8	$—	$—	$0.8	$3,510.6
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,514.7	—	—	0.8	3,515.5
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,514.7	$—	$—	$0.8	$3,515.5

Debt Securities

Senior Notes. As of September 30, 2014, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the “Senior Notes”). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Rule 144A of the Securities Act ("Rule 144A") and subsequently registered with the SEC. The Senior Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"), formerly Lion Connecticut Holdings Inc. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest. For additional information on our Senior Notes, see the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

Junior Subordinated Notes. As of September 30, 2014, the principal amount outstanding of junior subordinated notes (the “Junior Subordinated Notes”) was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Rule 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

Aetna Notes. As of September 30, 2014 and December 31, 2013, Voya Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $235.1 million principal amount of 7.63% Debentures due August 15, 2026 and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “Equitable Notes”). ING Group guarantees the Aetna Notes. The Equitable Notes benefit from a guarantee by Voya Financial, Inc.

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

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above. As of September 30, 2014, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $506.1 million.

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

As of September 30, 2014, there were no amounts outstanding as revolving credit borrowings and $684.9 million in letters of credit outstanding.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of September 30, 2014, there was no LOC requirement and the actual amount of the LOCs outstanding was $225.0 million.

In addition to the $5.2 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $485.3 million of LOCs were outstanding to support miscellaneous requirements. In total, $5.7 billion of credit facilities were utilized as of September 30, 2014. As of September 30, 2014, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $9.7 billion. We also have approximately $265.0 million in secured facilities.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of September 30, 2014:

($ in millions)
Obligor / Applicant	Liability Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$684.9	$2,315.1
	Individual Life					386.0
	CBVA					225.0
	Other					73.9
SLDI	Retirement Solutions	Unsecured	Committed	01/24/2018	150.0	150.0	—
Voya Financial, Inc./ Langhorne I, LLC	Retirement Solutions	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/2021	750.0	750.0	—
SLDI	Hannover Re block	Unsecured	Committed	10/29/2021	1,125.0	700.1	424.9
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/27/2022	750.0	750.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
ReliaStar Life Insurance Company	Institutional Spread Products	Secured	Committed	Conditional	255.0	255.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	4.7	—
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	660.0	335.0
Voya Financial, Inc. / Roaring River III, LLC	Individual Life	Unsecured	Committed	06/30/2022	1,151.2	696.0	455.2
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	297.0	268.0
Total					$9,977.9	$5,674.4	$4,298.2

Total fees associated with credit facilities for the three months ended September 30, 2014 and 2013 were $29.1 million and $33.8 million, respectively. Total fees associated with credit facilities for the nine months ended September 30, 2014 and 2013 were $86.5 million and $119.5 million, respectively.

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

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of September 30, 2014. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$386.0	$386.0
Voya Financial, Inc. / Roaring River III, LLC	Trust Note	XXX	06/30/2022	1,151.2	696.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	297.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	660.0
Total				$3,572.2	$2,514.0

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $4.0 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/09/2021	$750.0	$750.0
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	12/27/2022	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2021	1,125.0	700.1
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0
Total				$2,875.0	$2,450.1

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.5 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$225.0
Total				$225.0

Voya Financial, Inc. Credit Support of Subsidiaries

As of September 30, 2014, Voya Financial, Inc. supported the reinsurance obligations of its reinsurance subsidiaries with $674.2 million in LOCs.

Voya Financial, Inc. also maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of September 30, 2014, such facilities provided for up to $2.7 billion of capacity, of which $1.7 billion was utilized.

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

In connection with certain reinsurance transactions involving a third-party trust (the "Master Trust"), Voya Financial, Inc. and SLDI are parties to reimbursement agreements with third-party banks that lend securities to the Master Trust. SLDI has reimbursement obligations to the banks under these agreements, in an aggregate amount of up to $1.5 billion as of September 30, 2014, which obligations are guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provides an indemnification to the third-party banks with respect to any defaults by the Master Trust under the securities lending agreements under which these banks lend securities to the Master Trust, up to $1.5 billion. These agreements and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America (“Hannover US”) who is the claim paying party. The current amount of reserves outstanding as of September 30, 2014 is $24.8 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $506.1 million combined principal amount of Aetna Notes. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of September 30, 2014 in relation to intercompany indemnifications and support agreements. As of September 30, 2014, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Credit Support Provided by Other Subsidiaries of Voya Financial, Inc.

RLI and SLD, indirect and direct subsidiaries of Voya Financial, Inc., respectively, guarantee a reinsurance contract entered into by SLDI with respect to SLDI's reinsurance of $239.3 million of the principal and interest of a bond insured by an unrelated insurance company. The bond payments are supported by the insurer's closed block. Surplus from the closed block, in the form of dividends, is used to pay the bond principal and interest.

In order to collateralize obligations under this treaty, RLI provided a LOC of $255.0 million issued by the FHLB of Des Moines to the unrelated insurer which is secured by assets pledged by RLI to FHLB. As of September 30, 2014 and December 31, 2013, the LOC is collateralized by assets with a market value of approximately $299.8 million and $294.1 million, respectively.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group. As of September 30, 2014, the indebtedness for which ING Group or NN Group provided guarantees consisted of $506.1 million aggregate principal amount of Aetna Notes issued by Voya Holdings.

Previously NN Group (as successor to ING V) provided a guarantee of an LOC issued by ING Bank and used to support the reinsurance obligations of certain of our captive reinsurance subsidiaries. On January 14, 2014, the LOC was cancelled and the corresponding guarantee obligation of NN Group was extinguished.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2014, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.4 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2014, there were no amounts borrowed from our subsidiaries. As of that same date, we lent $206.3 million to our subsidiaries.

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

Additionally, ratings of certain of our securities guaranteed by our shareholder, ING Group, could be influenced by ING Group’s ratings. A downgrade of the credit ratings of ING Group could result in downgrades of these securities.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (4 of 9)	BBB- (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB- (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB (5 of 9)
Voya Retirement Insurance and Annuity Company(3)
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating (4) (5)	NR	NR	WD	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-2 (2 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A- (3 of 9)
Short-term Issuer Credit Rating (5)	NR	NR	WD	A-2 (2 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A- (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa3 (4 of 9)	BBB- (4 of 11)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) Effective September 1, 2014, ING Life Insurance and Annuity Company changed its name to Voya Retirement Insurance and Annuity Company ("VRIAC").
(4) Effective March 5, 2014, we requested S&P to withdraw ("WD") the short-term issuer credit rating on Voya Insurance and Annuity Company ("VIAC"), formerly known as ING USA and Life Insurance Company, as the rating was necessary only for the marketing and distribution of products no longer offered by us.
(5) Effective September 22, 2014, we requested Moody's to WD the short-term issuer credit rating on VIAC and Security Life of Denver Insurance Company as the rating was necessary only for the marketing and distribution of products no longer offered by us.

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
(3) Moody’s financial strength ratings provide opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's appends numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings provide opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.
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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2013 through September 30, 2014 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•	On September 4, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries and maintained its Positive outlook.

•
On July 3, 2014, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries and revised the outlook to Positive from Stable on the issuer credit rating of Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of September 30, 2014, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of September 30, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $24.8 million and $25.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2014 and December 31, 2013, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $58.5 million and $111.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of September 30, 2014 and December 31, 2013, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $1.3 million.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

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

Insurance Subsidiaries - Dividends, Returns of Capital and Capital Contributions

On June 12, 2014, Voya Financial, Inc. made a capital contribution of $150.0 million to its Arizona captive.

On June 9, 2014, Voya Financial, Inc.'s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the aggregate amount of $32.0 million, which was paid on June 24, 2014. On May 2, 2014, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0 million, which were paid on May 19, 2014.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.

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

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II., Item 8. of our Annual Report on Form 10-K.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. If emerging experience deviates from our assumptions, such could have a significant effect on our DAC / VOBA and other intangibles and /or reserves and the related results of operations.

During the third quarter of 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs. As a result of these reviews in the three months ended September 30, 2014, we made a number of changes, which resulted in net unfavorable unlocking of DAC/VOBA and other intangibles in our Ongoing business segments of $(20.0) million, of which $(19.3) million was included in Operating earnings before income taxes. For the three months ended September 30, 2013, changes in assumptions resulted in net favorable unlocking of DAC/VOBA and other intangibles in our Ongoing business segments of $94.4 million, of which $84.8 million was included in Operating earnings before income taxes. In addition to the amounts above, changes in the projection model inputs resulted in gains of $25.1 million and $15.0 million for the three months ended September 30, 2014 and 2013, respectively, related to changes in the technique used to estimate nonperformance risk in our Ongoing business segments. These gains are excluded from Operating earnings before income taxes.

In addition, we conducted our annual review of assumptions related to our CBVA contracts. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The prior period result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

We have only minimal experience on policyholder behavior for our GMIB products; as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period 2014 to 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, we have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have statistically credible experience as early as the period from 2015 through 2016.

Similarly, most of our GMWBL contracts are still in the first four to six policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers' financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for contracts in the CBVA segment. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre- and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over the entire period, as we believe that over the duration of the CBVA policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior.

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

As of September 30,
($ in millions)	2014
Decrease in long-term rate of return assumption by 100 basis points	$(238.8)
A change to the long-term interest rate assumption of -50 basis points	(76.3)
A change to the long-term interest rate assumption of +50 basis points	59.3
An assumed increase in future mortality by 1%	(23.0)
A one-time, 10% decrease in equity market values	(369.8)

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

Employee Benefits Plans

We sponsor defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives, and other individuals. The net periodic benefit cost and projected benefit obligations are calculated based on assumptions such as the discount rate, rate of return on plan assets, expected lives of participants, rate of future compensation increases and health care cost trend rates. These assumptions require considerable judgment, are subject to considerable variability and are established using our best estimate. Actual results could vary significantly from assumptions based on changes such as economic and market conditions, demographics of participants in the plans, updates to actuarial tables and amendments to benefits provided under the plans. Differences between the expected return and the actual return on plan assets, discount rate, expected mortality and all other actuarial changes, which could be significant, are immediately recognized as Operating expenses in the Consolidated Statements of Operations. Generally, our remeasurement of projected benefit obligations is performed annually as of December 31.

The Society of Actuaries (“SOA”) recently finalized new mortality tables (RP-2014) which reflect improving life expectancies, which can be used in the valuations of pension and postretirement plans. Our current mortality assumption is based on the previously published SOA table (RP-2000). We are in the process of determining the impact of the new mortality tables on our remeasurement of our pension and postretirement plans. Should we update our actuarial assumptions based on the new tables, the resulting increase in our project benefit obligations for these plans could be material.

Furthermore, the net effect of changes in discount rates, which have decreased so far during the year, and changes in asset values could also result in a material increase in our projected benefit obligations. We do not expect the changes in mortality or other assumptions to have a material effect on expected pension contributions.

Income Taxes

The deferred tax valuation allowance as of September 30, 2014 was $2.6 billion. We estimate that approximately $1.2 billion, $40 million, $137 million and $1.1 billion were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including state taxes and other deferred tax assets. We also estimate that the deferred tax asset associated with life subgroup deferred amounts as of September 30, 2014 was approximately $1.5 billion, before the valuation allowance.

Each quarter, we evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence. In evaluating the recoverability of our deferred tax assets as of September 30, 2014, we determined that the negative evidence outweighed the positive evidence. Therefore, other than the valuation allowance which was reduced due to the decrease in deferred tax assets related to current period income, we did not decrease our valuation allowance during the nine months ended September 30, 2014. However, trends have continued to improve during the first three quarters of the year. If these trends improve over the remainder of the year, coupled with the fourth quarter 2011 losses which would no longer be included in our recent cumulative book income (loss) computation, additional positive evidence could develop.

As of September 30, 2014, we have recognized $654.8 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. Such tax planning strategies support the recognition of deferred tax assets associated with deductible temporary differences and may be adversely impacted by decreases in unrealized gains.

Also, during the quarter ended March 31, 2014, we had a Section 382 ownership change. Using information available as of September 30, 2014, the estimated deferred tax asset potentially subject to an additional valuation allowance is essentially unchanged from our March 31, 2014 estimate. The deferred tax asset, the valuation allowance and the admitted deferred tax asset did not change as a result of the section 382 event. Because numerous aspects of the application of Section 382 are subject to review by the U.S. Internal Revenue Service ("IRS") and because our estimates and underlying data are dependent on many factors, the ultimate impact may be materially different.

Investments (excluding Consolidated investment Entities)

Investments for our general account are managed by our wholly owned asset manager, Voya Investment Management LLC, formerly known as ING Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds.

Investment Strategy

Our investment strategy seeks to achieve sustainable risk-adjusted returns by focusing on principal preservation, disciplined matching of asset characteristics with liability requirements and the diversification of risks. Investment activities are undertaken according to investment policy statements that contain internally established guidelines and risk tolerances and are required to comply with applicable laws and insurance regulations. Risk tolerances are established for credit risk, credit spread risk, market risk, liquidity risk and concentration risk across issuers, sectors and asset types that seek to mitigate the impact of cash flow variability arising from these risks.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2014		December 31, 2013
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$70,155.7	78.1%	$68,317.8	78.4%
Fixed maturities, at fair value using the fair value option	3,557.8	4.0%	2,935.3	3.4%
Equity securities, available-for-sale	270.5	0.3%	314.4	0.4%
Short-term investments(1)	1,173.1	1.3%	1,048.1	1.2%
Mortgage loans on real estate	9,949.7	11.1%	9,312.2	10.7%
Policy loans	2,104.2	2.3%	2,147.0	2.5%
Limited partnerships/corporations	348.2	0.4%	236.4	0.3%
Derivatives	1,136.8	1.3%	1,149.3	1.3%
Other investments	106.8	0.1%	124.6	0.1%
Securities pledged	1,021.6	1.1%	1,465.7	1.7%
Total investments	$89,824.4	100.0%	$87,050.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,767.5	5.4%	$4,187.1	5.6%
U.S. Government agencies and authorities	415.3	0.6%	462.3	0.6%
State, municipalities and political subdivisions	434.8	0.6%	454.8	0.6%
U.S. corporate securities	37,243.2	53.8%	40,078.2	53.6%
Foreign securities(1)	15,977.9	23.0%	17,017.5	22.8%
Residential mortgage-backed securities	6,024.4	8.7%	6,696.4	9.0%
Commercial mortgage-backed securities	3,761.5	5.4%	4,030.8	5.4%
Other asset-backed securities	1,750.0	2.5%	1,808.0	2.4%
Total fixed maturities, including securities pledged	$69,374.6	100.0%	$74,735.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,094.0	7.3%	$5,181.2	7.1%
U.S. Government agencies and authorities	598.0	0.9%	618.9	0.9%
State, municipalities and political subdivisions	272.0	0.4%	281.1	0.4%
U.S. corporate securities	36,010.3	51.9%	37,478.6	51.5%
Foreign securities(1)	15,661.4	22.6%	16,356.5	22.5%
Residential mortgage-backed securities	6,480.3	9.3%	7,123.7	9.8%
Commercial mortgage-backed securities	3,427.9	4.9%	3,752.1	5.2%
Other asset-backed securities	1,883.1	2.7%	1,926.7	2.6%
Total fixed maturities, including securities pledged	$69,427.0	100.0%	$72,718.8	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2014, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The NAIC adopted revised designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans reported within ABS and for CMBS. The NAIC's objective with the revised designation methodologies for these structured securities was to increase the accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond's amortized cost to the NAIC's loss expectation for each security. Securities where modeling results in no expected loss in each scenario are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry a NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in any scenario, which corresponds to a NAIC 1 designation. The revised methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the revised NAIC rating methodologies described above (which may not correspond to rating agency designations.) NAIC designations (e.g., NAIC 1-6) are based on the revised NAIC methodologies.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2014 and December 31, 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$4,187.1	$—	$—	$—	$—	$—	$4,187.1
U.S. Government agencies and authorities	462.3	—	—	—	—	—	462.3
State, municipalities and political subdivisions	442.6	10.5	1.7	—	—	—	454.8
U.S. corporate securities	19,983.7	17,876.8	1,929.6	253.2	8.5	26.4	40,078.2
Foreign securities(1)	5,073.1	11,043.1	797.0	94.7	—	9.6	17,017.5
Residential mortgage-backed securities	6,336.7	82.1	60.9	22.3	45.0	149.4	6,696.4
Commercial mortgage-backed securities	3,972.9	14.7	35.0	8.2	—	—	4,030.8
Other asset-backed securities	1,640.9	113.4	31.0	15.0	5.6	2.1	1,808.0
Total fixed maturities	$42,099.3	$29,140.6	$2,855.2	$393.4	$59.1	$187.5	$74,735.1
% of Fair Value	56.3%	39.0%	3.8%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	618.9	—	—	—	—	—	618.9
State, municipalities and political subdivisions	276.4	3.8	0.9	—	—	—	281.1
U.S. corporate securities	18,095.0	17,651.6	1,452.3	250.2	5.7	23.8	37,478.6
Foreign securities(1)	4,757.3	10,712.7	846.6	31.0	—	8.9	16,356.5
Residential mortgage-backed securities	6,741.7	76.4	79.9	24.8	50.7	150.2	7,123.7
Commercial mortgage-backed securities	3,734.1	—	9.4	8.6	—	—	3,752.1
Other asset-backed securities	1,764.8	110.9	26.7	14.9	5.3	4.1	1,926.7
Total fixed maturities	$41,169.4	$28,555.4	$2,415.8	$329.5	$61.7	$187.0	$72,718.8
% of Fair Value	56.5%	39.3%	3.3%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$4,187.1	$—	$—	$—	$—	$4,187.1
U.S. Government agencies and authorities	456.3	2.8	3.2	—	—	462.3
State, municipalities and political subdivisions	77.0	257.4	108.2	10.5	1.7	454.8
U.S. corporate securities	806.2	2,213.7	17,052.7	17,876.3	2,129.3	40,078.2
Foreign securities(1)	123.5	1,554.6	3,838.0	10,764.9	736.5	17,017.5
Residential mortgage-backed securities	5,426.4	26.9	38.2	112.9	1,092.0	6,696.4
Commercial mortgage-backed securities	2,046.0	523.2	419.6	422.8	619.2	4,030.8
Other asset-backed securities	1,110.9	41.6	101.7	51.4	502.4	1,808.0
Total fixed maturities	$14,233.4	$4,620.2	$21,561.6	$29,238.8	$5,081.1	$74,735.1
% of Fair Value	19.0%	6.2%	28.9%	39.1%	6.8%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	613.2	2.9	2.8	—	—	618.9
State, municipalities and political subdivisions	59.2	182.8	34.3	3.9	0.9	281.1
U.S. corporate securities	796.9	2,031.7	15,424.1	17,435.3	1,790.6	37,478.6
Foreign securities(1)	93.1	1,331.6	3,781.7	10,446.0	704.1	16,356.5
Residential mortgage-backed securities	5,801.9	35.5	45.9	144.7	1,095.7	7,123.7
Commercial mortgage-backed securities	1,552.3	727.5	426.9	476.0	569.4	3,752.1
Other asset-backed securities	1,232.9	30.1	77.9	55.6	530.2	1,926.7
Total fixed maturities	$15,330.7	$4,342.1	$19,793.6	$28,561.5	$4,690.9	$72,718.8
% of Fair Value	21.0%	6.0%	27.2%	39.3%	6.5%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $787.4 million from $1,136.5 million to $349.1 million for the nine months ended September 30, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of September 30, 2014, we held no fixed maturities with unrealized capital losses in excess of $10.0 million. As of December 31, 2013, we held two fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $22.0 million, or 1.9% of the total unrealized losses. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statement in Part I., Item 1. of this Form 10-Q for further information on unrealized capital losses.

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

Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed (actual and projected), which in turn depends on a number of factors, including conditions in both credit markets and housing markets. Changes in the prepayment behavior of homeowners represent both a risk and potential source of return for our CMO-B portfolio. As a result, we seek to invest in securities that are broadly diversified by collateral type to take advantage of the uncorrelated prepayment experiences of homeowners with unique characteristics that influence their ability or desire to prepay their mortgage. We choose collateral types and individual securities based on an in-depth quantitative analysis of prepayment incentives across available borrower types.

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2014			December 31, 2013
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,734.3	$3,247.1	93.5%	$2,609.1	$3,138.1	93.0%
2	2.9	3.2	0.1%	6.8	10.6	0.3%
3	3.4	6.8	0.2%	2.9	6.1	0.2%
4	10.1	20.1	0.6%	11.1	20.1	0.6%
5	31.8	44.8	1.3%	35.9	50.7	1.5%
6	88.9	149.4	4.3%	88.9	150.2	4.4%
	$2,871.4	$3,471.4	100.0%	$2,754.7	$3,375.8	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2014			December 31, 2013
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$28,685.8	$412.1	$373.1	$26,358.1	$526.1	$568.2

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2014			December 31, 2013
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$737.7	$1,065.3	30.7%	$840.1	$1,172.7	34.8%
Interest Only (IO)	302.6	332.1	9.6%	312.5	349.2	10.3%
Inverse IO	1,367.5	1,600.6	46.0%	1,149.5	1,398.2	41.4%
Principal Only (PO)	421.6	429.0	12.4%	401.6	403.1	11.9%
Floater	37.0	38.2	1.1%	45.2	45.9	1.4%
Other	5.0	6.2	0.2%	5.8	6.7	0.2%
Total	$2,871.4	$3,471.4	100.0%	$2,754.7	$3,375.8	100.0%

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

During the nine months ended September 30, 2014, the valuations of our CMO-B portfolio generally increased due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net investment income (loss)	$188.3	$192.1	$568.3	$602.2
Net realized capital gains (losses)(1)	(84.0)	(97.7)	(196.0)	(491.4)
Total income (pre-tax)	$104.3	$94.4	$372.3	$110.8
(1)Net realized capital gains (losses) also include derivatives interest settlements, mark-to-market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity, including net coupon settlement on interest rate swaps, is included in Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected as net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating income before income taxes rather than non-operating income. Also included in Net realized capital gains (losses) are the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in Net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating income) to operating income.

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Operating earnings before income taxes	$70.0	$76.5	$212.1	$243.9
Realized gains/losses including OTTI	$(0.6)	$1.5	$6.1	$(1.0)
Fair value adjustments	34.9	16.4	154.1	(132.1)
Non-operating income	$34.3	$17.9	$160.2	$(133.1)
Income (loss) before income taxes	$104.3	$94.4	$372.3	$110.8

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. The nine months ended September 30, 2014 have been characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. More recently, weakness observed in activity measures in Q1 has been observed in home price measures.  While home prices continue to look higher year-over-year, the magnitude of year-over-year price changes has moved lower. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $575.8 million, $539.8 million and $18.6 million, respectively, representing 0.8% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $623.4 million, $614.7 million and $35.5 million, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	74.8%	AAA	0.2%	2007	29.9%
	2	15.8%	AA	0.4%	2006	27.2%
	3	5.5%	A	4.6%	2005 and prior	42.9%
	4	2.6%	BBB	5.0%		100.0%
	5	1.0%	BB and below	89.8%
	6	0.3%		100.0%
		100.0%
December 31, 2013
	1	76.2%	AAA	0.3%	2007	29.2%
	2	16.0%	AA	1.2%	2006	24.0%
	3	4.3%	A	5.4%	2005 and prior	46.8%
	4	2.4%	BBB	7.2%		100.0%
	5	0.8%	BB and below	85.9%
	6	0.3%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of September 30, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $325.7 million, $269.1 million and $4.8 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $353.5 million, $307.4 million and $10.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	78.8%	AAA	0.1%	2007	21.6%
	2	8.7%	AA	—%	2006	27.0%
	3	7.5%	A	0.9%	2005 and prior	51.4%
	4	4.2%	BBB	4.1%		100.0%
	5	—%	BB and below	94.9%
	6	0.8%		100.0%
		100.0%
December 31, 2013
	1	77.4%	AAA	0.1%	2007	21.9%
	2	10.8%	AA	—	2006	26.5%
	3	6.7%	A	1.5%	2005 and prior	51.6%
	4	4.3%	BBB	3.9%		100.0%
	5	—	BB and below	94.5%
	6	0.8%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and almost all of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics into 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following five straight years of increasing new issuance volumes since the credit crisis. The volume for the nine months ended September 30, 2014 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	98.5%	AAA	50.7%	2014	9.5%
	2	0.4%	AA	13.0%	2013	10.6%
	3	0.9%	A	10.4%	2012	0.3%
	4	0.2%	BBB	10.5%	2011	—
	5	—%	BB and below	15.4%	2010	0.2%
	6	—%		100.0%	2009	—
		100.0%			2008 and prior	79.4%
						100.0%

December 31, 2013
	1	99.5%	AAA	41.4%	2013	5.3%
	2	—	AA	19.4%	2012	0.2%
	3	0.3%	A	11.4%	2011	—
	4	0.2%	BBB	12.7%	2010	—
	5	—	BB and below	15.1%	2009	—
	6	—		100.0%	2008	0.3%
		100.0%			2007 and prior	94.2%
						100.0%

As of September 30, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.2 billion, $1.2 billion and $2.2 million, respectively. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.3 billion, $1.3 billion and $3.0 million, respectively.

As of September 30, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 53.1%, 5.6% and 22.4%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 42.5%, 3.2% and 34.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table summarizes our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2014
	1	98.2%	AAA	88.9%	2014	16.4%
	2	1.8%	AA	3.2%	2013	12.0%
	3	—%	A	6.1%	2012	13.1%
	4	—%	BBB	1.8%	2011	4.6%
	5	—%	BB and below	—%	2010	2.3%
	6	—%		100.0%	2009	0.9%
		100.0%			2008 and prior	50.7%
						100.0%

December 31, 2013
	1	98.9%	AAA	93.8%	2013	13.8%
	2	0.9%	AA	1.7%	2012	17.7%
	3	—	A	3.4%	2011	8.9%
	4	—	BBB	0.9%	2010	3.9%
	5	—	BB and below	0.2%	2009	2.3%
	6	0.2%		100.0%	2008	6.4%
		100.0%			2007 and prior	47.0%
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

Mortgage Loans on Real Estate

We rate commercial mortgages to quantify the level of risk. We place those loans with higher risk on a watch list and closely monitor these loans for collateral deficiency or other credit events that may lead to a potential loss of principal and/or interest. If we determine the value of any mortgage loan to be OTTI (i.e., when it is probable that we will be unable to collect on amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to either the present value of expected cash flows from the loan, discounted at the loan's effective interest rate or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing an other-than-temporary write-down recorded in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

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

As of September 30, 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 1.9 times and a weighted average LTV ratio of 59.7%. As of December 31, 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 59.0%. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2014
Loan-to-Value Ratios:
0% - 50%	$1,233.0	$244.1	$38.4	$52.8	$—	$1,568.3	15.7%
>50% - 60%	1,825.7	173.8	291.0	124.4	—	2,414.9	24.3%
>60% - 70%	3,991.0	887.9	439.8	125.6	8.0	5,452.3	54.8%
>70% - 80%	64.5	281.5	130.1	22.2	—	498.3	5.0%
>80% and above	—	7.8	1.8	9.7	—	19.3	0.2%
Total	$7,114.2	$1,595.1	$901.1	$334.7	$8.0	$9,953.1	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$1,371.2	$136.0	$187.3	$88.1	$—	$1,782.6	19.1%
>50% - 60%	1,617.7	343.0	265.5	163.8	—	2,390.0	25.7%
>60% - 70%	3,267.5	845.6	401.3	153.7	0.2	4,668.3	50.1%
>70% - 80%	90.1	196.3	118.4	51.0	—	455.8	4.9%
>80% and above	—	—	8.1	11.2	—	19.3	0.2%
Total	$6,346.5	$1,520.9	$980.6	$467.8	$0.2	$9,316.0	100.0%
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

During the three and nine months ended September 30, 2014, we recorded $2.3 million and $5.9 million, respectively, of credit related OTTI of which the primary contributor being $1.4 million and $3.4 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments (excluding Consolidated Investment Entities) Note to the Condensed Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q for further information on OTTI.

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

Closed Block Variable Annuity Hedging

Refer to Part I., Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Form 10-Q for further information.

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

We quantify and allocate our exposure to the region, as described in the table below, by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

 As of September 30, 2014, we had $756.5 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $271.0 million, Italy of $260.7 million, Portugal of $10.2 million and Spain of $214.6 million. We did not have any exposure to Greece. As of September 30, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,379.6 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2014 our sovereign exposure was $243.2 million, which consisted of fixed maturities. We also had $1,100.5 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $214.0 million and the United Kingdom of $340.9 million. The balance of $7,035.9 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the Netherlands of $1,259.2 million and the United Kingdom of $3,422.0 million, we had significant non-peripheral European total country exposures in Belgium of $375.2 million, France of $726.7 million, Germany of $706.3 million and Switzerland of $856.6 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2014:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded at September 30 (1)
Ireland	$—	$—	$269.8	$269.8	$250.4	$—	$—	$—	$1.2	$—	$1.2	$271.0
Italy	—	—	260.7	260.7	237.2	—	—	—	—	—	—	260.7
Portugal	—	—	10.2	10.2	7.9	—	—	—	—	—	—	10.2
Spain	—	—	214.6	214.6	192.5	—	—	—	—	—	—	214.6
Total Peripheral Europe	$—	$—	$755.3	$755.3	$688.0	$—	$—	$—	$1.2	$—	$1.2	$756.5

Austria	$—	$—	$15.4	$15.4	$15.0	$—	$—	$—	$—	$—	$—	$15.4
Belgium	37.1	—	338.1	375.2	325.0	—	—	—	—	—	—	375.2
Bulgaria	5.5	—	—	5.5	5.5	—	—	—	—	—	—	5.5
Croatia	28.1	—	—	28.1	25.6	—	—	—	—	—	—	28.1
Czech Republic	—	—	10.5	10.5	10.1	—	—	—	—	—	—	10.5
Denmark	—	—	132.5	132.5	122.7	—	—	—	—	—	—	132.5
Finland	—	—	18.5	18.5	17.0	—	—	—	—	—	—	18.5
France	—	159.6	488.9	648.5	611.8	—	—	119.1	—	40.9	78.2	726.7
Germany	—	56.2	647.6	703.8	665.3	—	—	12.2	—	9.7	2.5	706.3
Hungary	6.1	—	—	6.1	6.0	—	—	—	—	—	—	6.1
Kazakhstan	42.1	1.4	19.4	62.9	59.6	—	—	—	—	—	—	62.9
Latvia	4.9	—	—	4.9	4.6	—	—	—	—	—	—	4.9
Lithuania	34.3	—	—	34.3	30.4	—	—	—	—	—	—	34.3
Luxembourg	—	—	24.0	24.0	23.2	—	—	—	—	—	—	24.0
Netherlands	—	189.4	1,069.7	1,259.1	1,165.9	—	—	10.3	—	10.2	0.1	1,259.2
Norway	—	—	295.8	295.8	285.8	—	—	—	—	—	—	295.8
Russian Federation	57.1	4.9	87.5	149.5	146.4	—	—	—	—	—	—	149.5
Slovakia	5.3	—	—	5.3	5.0	—	—	—	—	—	—	5.3
Sweden	—	53.3	122.1	175.4	164.3	—	—	—	—	—	—	175.4
Switzerland	—	208.1	641.4	849.5	793.5	—	—	5.9	1.2	—	7.1	856.6
Turkey	22.7	—	42.2	64.9	65.2	—	—	—	—	—	—	64.9
United Kingdom	—	321.0	3,081.1	3,402.1	3,208.5	—	—	124.3	—	104.4	19.9	3,422.0
Total Non-Peripheral Europe	243.2	993.9	7,034.7	8,271.8	7,756.4	—	—	271.8	1.2	165.2	107.8	8,379.6
Total Europe	$243.2	$993.9	$7,790.0	$9,027.1	$8,444.4	$—	$—	$271.8	$2.4	$165.2	$109.0	$9,136.1
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

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $732.7 million and $654.0 million as of September 30, 2014 and December 31, 2013, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

Legislative and Regulatory Developments

The National Association of Insurance Commissioners (“NAIC”), the New York Department of Financial Services and other state and federal regulators continue to review life insurers’ use of captive reinsurance companies.  On June 4, 2014, Rector and Associates presented a revised report to the NAIC’s Principle-Based Reserving Implementation (EX) Task Force that provided a framework for captive reserve financings of term life insurance (“XXX”) or universal life insurance with secondary guarantees (“AXXX”) (the “Framework”). On June 30, 2014, the NAIC’s Principle-Based Reserving Implementation (EX) Task Force adopted the Framework, including recommendations to have various technical working groups of the NAIC begin work on projects to implement the new Framework.  On August 17, 2014, the Framework, as well as the accompanying implementation charges to the various NAIC task forces and working groups was adopted by the NAIC Executive (EX) Committee.  For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see "Risk Factors,"  “Business-Regulation-Financial Regulation-Recent Actions by the NAIC”  and "Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources-Captive Reinsurance Subsidiaries" in the Annual Report on Form 10-K  and “Risk Factors" in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-35897).

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

Our risk management is organized along a functional line comprising two levels within the organization: the corporate and business levels. The CRO heads the functional line, and each of the businesses has a similar function that reports to the CRO. This layered, functional approach is designed to promote consistent application of guidelines and procedures, regular reporting and appropriate communication vertically through the risk management function, as well as to provide ongoing support for the business. The scope, roles, responsibilities and authorities of the risk management function at different levels are described in an Insurance Risk Management Governance Framework to which our businesses must adhere.

Our Risk Committee discusses and approves our risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Each business has an Asset-Liability Committee that reviews business specific risks and is governed by the Risk Committee.

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

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio; see "Investments-CMO-B Portfolio."

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2014. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$74,735.1	$(5,145.3)	$5,569.9
Commercial mortgage and other loans	—	10,268.5	(500.7)	525.2
Derivatives:
Interest rate swaps, caps, forwards	70,393.0	226.1	(429.6)	661.2
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	53,877.9	(3,314.1)	4,148.9
Funding agreements with fixed maturities and GICs	—	1,733.1	(68.1)	71.0
Supplementary contracts and immediate annuities	—	4,054.8	(223.9)	251.9
Long-term debt	—	3,851.3	(255.8)	287.9
Embedded derivatives on reinsurance	—	123.5	(139.4)	159.3
Guaranteed benefit derivatives(3):
FIA	—	1,894.2	(115.7)	125.4
GMAB / GMWB / GMWBL	—	1,157.2	(662.8)	880.3
Stabilizer and MCGs	—	45.0	(43.0)	96.0

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.
For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate (“GMIR”). These contracts include fixed annuities and other insurance liabilities. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with a resulting investment margin compression negatively impacting earnings. Credited rates are set either quarterly or annually.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2014, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,742.9	$593.8	$897.3	$787.1	$249.2	$150.2	$4,420.5
1.01% - 2.00%	1,672.8	685.5	557.4	184.7	83.3	204.4	3,388.1
2.01% - 3.00%	17,847.7	814.9	493.1	178.0	72.6	14.1	19,420.4
3.01% - 4.00%	12,270.0	589.8	753.0	1.7	0.7	—	13,615.2
4.01% and Above	3,500.3	116.2	0.5	0.7	—	1.4	3,619.1
Renewable beyond 12 months (MYGA) (2)	2,316.6	—	—	—	—	—	2,316.6
Total discretionary rate setting products	$39,350.3	$2,800.2	$2,701.3	$1,152.2	$405.8	$370.1	$46,779.9
Percentage of Total	84.1%	6.0%	5.8%	2.4%	0.9%	0.8%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after September 30, 2015 on which we are required to credit interest above the contractual GMIR for at least the next year.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $75.0 billion and $73.0 billion as of September 30, 2014 and December 31, 2013, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2014. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$270.5	$18.3	$(18.3)
Limited liability partnerships/corporations	—	348.2	20.9	(20.9)
Derivatives:
Equity futures and total return swaps(2)	8,979.3	57.9	(718.6)	718.6
Equity options	8,871.7	151.6	(26.0)	1.8
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,894.2	114.8	(193.4)
GMAB / GMWB/ GMWBL	—	1,157.2	(185.1)	253.2
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of September 30, 2014.

	As of September 30, 2014
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$42,185	$5,824	$5,263	50%		22%
Living Benefit
GMIB	$14,828	$2,270	$2,270	73%		18%
GMWBL	15,921	902	902	37%		15%
GMAB/GMWB	810	18	18	12%		19%
Living Benefit Total	$31,559	$3,190	$3,190	56%	(4)	17%	(5)
(1) Account value excludes $1.4 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of September 30, 2013 was 55%.
(5) Total Living Benefit % NAR In-the-Money as of September 30, 2013 was 16%.

As of the date indicated above, compared to $3.2 billion of NAR, we held gross statutory reserves before reinsurance of $2.9 billion for living benefit guarantees; of this amount, $2.8 billion was ceded to SLDI, fully supported by assets in trust. There was no LOC requirement to support the reserve. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.4 billion as of September 30, 2014.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies Note - Future Policy Benefits and Contract Owner Accounts in our Consolidated Financial Statements in Part II., Item 8. of our Annual Report on Form 10-K.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

CBVA guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the CBVA guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives and variance swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on September 30, 2014 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	September 30, 2014
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,750)	$(2,150)	$(650)	$550	$1,450	$2,000	$(900)	$450
Hedge gain/(loss) immediate impact	2,700	1,450	400	(450)	(1,200)	(1,700)	650	(550)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	300	(300)
Increase/(decrease) in LOCs	1,050	700	250	—	—	—	—	350
Net impact	$—	$—	$—	$100	$250	$300	$50	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following September 30, 2014 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company ("VIAC"), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in a gain of approximately $100.0 million for the three months ended September 30, 2014 and a loss of approximately $500.0 million for the nine months ended September 30, 2014. The guarantee and overlay equity hedge results were offset by the equity market increase in AG43 reserves in excess of reserves for cash surrender value of approximately $200.0 million for the three months ended September 30, 2014 and a decrease of approximately $600.0 million for the nine months ended September 30, 2014. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on September 30, 2014 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of September 30, 2014
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$800	$400	$100	$(200)	$(400)	$(600)	$(350)	$200

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following September 30, 2014 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized on gross revenues, which will not be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements included in Part I., Item 1. of this Form 10-Q.

Item 1A.    Risk Factors

Explanatory Note

In the third quarter of each year, we undertake our annual review of the actuarial assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). These updates are reflected in our financial results for the third quarter.

The annual assumptions review includes a review of policyholder behavior assumptions, mortality assumptions and projection model inputs for our CBVA segment. Because of the potential significance of these determinations on our CBVA segment financial results in any particular year, we believe that is it appropriate to update the risk factor contained in our Annual Report on Form 10-K relating to assumptions affecting our CBVA segment to the extent that a notable change to the risk factor has occurred due to the assumptions update.

The following risk factor does not disclose all risks relating to our CBVA segment, and should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K, as well as the relevant information contained in management’s discussion and analysis of financial condition and results of operation and the financial statements contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

The performance of our CBVA segment depends on assumptions that may not be accurate.

Our CBVA segment is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material. Any such increase to reserves could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company.

In particular, we have only minimal experience on policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, we have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from 2015 through 2016.

Similarly, most of our GMWBL contracts are still in the first four to six policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for contracts in the CBVA segment. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is more heavily weighted toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior.
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

We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality also refers to the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use a combination of actual and industry experience when setting our mortality assumptions.

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

During the third quarters of 2014 and 2013 we conducted periodic reviews of actuarial assumptions and projection model inputs, including policyholder behavior assumptions. As a result of the 2014 review, we recorded a gain of $102.3 million (excluding a gain of $37.9 million due to changes in techniques used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from favorable policyholder assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. As a result of the 2013 review, we recorded a loss of $185.3 million due to assumptions changes (excluding a gain of $144.6 million due to changes in techniques used to estimate nonperformance risk). This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

As discussed above, our recent changes in lapse assumptions moved our assumptions to be in line with lapse experience between mid-2011 to present. Also as described above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

We will continue to monitor the emergence of experience. We review our assumptions at least annually, and, if necessary, update our assumptions more frequently as additional information becomes available. If adjustments to policyholder behavior assumptions (e.g., lapse, annuitization and withdrawal) are necessary, which is ordinary course for interest-sensitive long-dated liabilities, we anticipate that the financial impact of such a change (either under U.S. GAAP or due to increases or decreases in gross U.S. statutory reserves) will likely be in a range, either up or down, that is generally consistent with the impact experienced in the past two years.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July1, 2014 - July 31, 2014	—	$—	—	$510.6
August 1, 2014 - August 31, 2014	—	—	—	510.6
September 1, 2014 - September 30, 2014	8,227,312	(a)	8,227,312	185.6
Total	8,227,312	(a)	8,227,312	N/A

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

(a) During September 2014, the Company entered into an accelerated share repurchase arrangement ("ASR") with a financial institution. In exchange for an up-front payment of $25.0 million, the financial institution delivered 505,305 shares of Voya common stock at the inception of the ASR purchase period. The ASR arrangement terminated on October 15, 2014, at which time an additional 150,152 shares were delivered to the Company. The weighted average purchase price of the 655,457 total shares delivered under the ASR arrangement was $38.14. The Company's total repurchases during the three months ended September 30, 2014 include 7,722,007 shares of Voya common stock that were repurchased from ING Group on September 8, 2014 for $300.0 million, at a price of $38.85 per share, and the 505,305 shares that were delivered at the inception of the purchase period under the $25.0 million ASR.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended September 30, 2014, there were no Treasury share increases in connection with such withholding activities.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group") or its affiliates has engaged during the quarter ended September 30, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc., and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries.

Other than the transactions described below, at no time during the quarter ended September 30, 2014, did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the U.S. Securities and Exchange Commission pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the three months ended September 30, 2014, ING Bank had gross revenues of approximately $2.9 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $47.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on page 195 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2014	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit

10.1
Share Repurchase Agreement, dated as of September 1, 2014, between the Company and ING Group N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 2, 2014)

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

+ Filed herewith.

