Form 10-K
period 2014-12-31
Voya Financial, Inc.
filed 2015-02-27
CIK 1535929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35897

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1222820
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

230 Park Avenue New York, New York	10169
(Address of principal executive offices)	(Zip Code)

(212) 309-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $5.2 billion.

As of February 20, 2015, there were 241,889,562 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Voya Financial, Inc.

Form 10-K for the period ended December 31, 2014

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities and (xi) other factors described in the section “Item 1A. Risk Factors.”

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

MARKET DATA

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources which we believe to be reliable. Market ranking information is generally based on industry surveys and therefore the reported rankings reflect the rankings only of those companies who voluntarily participate in these surveys. Accordingly, our market ranking among all competitors may be lower than the market ranking set forth in such surveys. In some cases, we have supplemented these third-party survey rankings with our own information, such as where we believe we know the market ranking of particular companies who do not participate in the surveys.

In this Annual Report on Form 10-K, the term “customers” refers to retirement plan sponsors, retirement plan participants, institutional investment clients, retail investors, corporations or professional groups offering employee benefits solutions, insurance policyholders, annuity contract holders, individuals with contractual relationships with financial advisors and holders of Individual Retirement Accounts (“IRAs”) or other individual retirement, investment or insurance products sold by us.

Market data sources used with respect to our various segments include:

Retirement. Our Retirement segment sources our market segment leadership positions within the retirement industry from market surveys conducted by LIMRA, an insurance and financial services industry organization, and industry-recognized publications such as Pensions & Investments, PlanSponsor Magazine and InvestmentNews.com. Retirement tracks market segment leadership positions by assets under management (“AUM”) or assets under administration (“AUA”), number of defined contribution plans, number of defined contribution plan participants and sales (takeover assets and contributions).

Annuities. Our Annuities segment sources our market segment leadership positions within the annuities industry primarily from LIMRA market surveys. Annuities tracks market segment leadership positions by assets under management.

Investment Management. Our Investment Management segment sources our market segment leadership positions within the investment management industry from Morningstar fund data and industry-recognized publications such as Cogent Research and Pension & Investments. Investment Management tracks market segment leadership positions by AUM; and by benchmark or peer median metrics, which as presented measure each investment product based on (i) rank above the median of its peer category within Morningstar (mutual funds) or eVestment (institutional composites) for unconstrained and fully-active investment products; or (ii) outperformance against its benchmark index for “index like”, rules based, risk-constrained, or client-specific investment products.

Individual Life. Our Individual Life segment sources our market segment leadership positions within the individual life insurance industry primarily from LIMRA market surveys. Individual Life tracks market segment leadership positions by premiums sold.

Employee Benefits. Our Employee Benefits segment sources our market segment leadership positions within the employee benefits industry from LIMRA market surveys and MyHealthguide newsletter rankings. Stop loss market rankings are derived from MyHealthguide, which does not include most managed healthcare providers in their market positions survey. The MyHealthguide survey is a recurring publication that compiles a ranking of stop loss providers and their most recently sourced annual premium data. Employee Benefits tracks market segment leadership positions by new premiums and in-force premiums.

PART I.

Item 1. Business

For the purposes of this discussion, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

We are a premier retirement, investment and insurance company serving the financial needs of approximately 13 million individual and institutional customers in the United States as of December 31, 2014. Our vision is to be America’s Retirement Company™. Our approximately 6,500 employees (as of December 31, 2014) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our retirement, investment management and insurance businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

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

We operate our principal businesses through three business lines: Retirement Solutions, Investment Management and Insurance Solutions. We refer to these business lines as our “ongoing business”. In addition, we also have Closed Blocks and Corporate reporting segments. Closed Blocks consists of three businesses where we have placed our portfolios in run-off—Closed Block Variable Annuity (“CBVA”), Closed Block Institutional Spread Products and Closed Block Other. Our Corporate segment includes our corporate activities, corporate-level assets and financial obligations.

The following table presents a summary of our key individual and institutional markets, how we define those markets, and the key products sold in such markets.

Retail Wealth Management

Market	Household Income Range	Investable Asset Range	Typical Customer Products
Mass Market	$50,000-$100,000	<$100,000	Term Life Insurance Mutual Funds IRAs Annuities

Middle Market & Mass Affluent	$100,000-$250,000	$100,000-$2,000,000	Term Life Insurance Universal Life Insurance Mutual Funds IRAs Financial Advisory Annuities

Affluent & Wealth Management Market	$250,000-$500,000	>$2,000,000	Term Life Insurance Universal Life Insurance Mutual Funds Separately Managed Accounts Alternative Funds IRAs Financial Advisory Annuities

Institutional Markets

Market	Employee Size	Asset Range	Typical Customer Products
Small-Mid	26-3,000	$5 million-$150 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value / Pension Risk Transfer

Large	3,000-5,000	$150 million-$500 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value / Pension Risk Transfer

Mega	> 5,000	> $500 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

The three business lines which make up our ongoing business encompass five reporting segments:

Retirement Solutions. We are a leading provider of retirement services and products in the United States, with $136.3 billion of assets under management (“AUM”) and $244.9 billion of assets under administration (“AUA”) as of December 31, 2014. We provide an extensive product range addressing both the accumulation and income distribution needs of customers, through a broad distribution footprint of over 2,200 affiliated representatives and thousands of non-affiliated agents and third-party administrators (“TPAs”) as of December 31, 2014. Our Retirement Solutions business comprises two reporting segments: Retirement and Annuities.

•	Retirement provides tax-deferred, employer-sponsored retirement savings plans and administrative services to approximately 46,000 plan sponsors covering nearly 5 million plan participants in corporate, education, healthcare, other non-profit and government entities as of December 31, 2014. Retirement also provides IRAs and other retail financial products as well as comprehensive financial advisory services to individual customers. We serve a broad spectrum of employers ranging from small companies to the very largest corporations and government entities. Retirement had $354.5 billion of AUM and AUA as of December 31, 2014, of which $97.7 billion was full service business, $253.6 billion was recordkeeping and stable value business and $3.2 billion was Retail Wealth Management (formerly “Individual Markets”) business.

•	Annuities provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and post-retirement income management sold through multiple channels, and had $26.7 billion of AUM as of December 31, 2014.

Investment Management. We are a prominent full-service asset manager with approximately $206.2 billion of AUM and $52.4 billion of AUA as of December 31, 2014, delivering client-oriented investment solutions and advisory services. We serve both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums.

•	As of December 31, 2014, we managed $128.6 billion in our commercial business (comprising $78.8 billion for third-party institutions and individual investors, and $49.8 billion in separate account assets for our Retirement Solutions, Insurance Solutions and Closed Block businesses) and $77.6 billion in general account assets. We are particularly focused on growing our commercial business, in which we achieved 2.5% organic AUM growth for the year ended December 31, 2014.

•	As of December 31, 2014, 92%, 97%, and 82% of fixed income assets, and 53%, 59% , and 89% of equity assets, outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $26.7 billion as of December 31, 2014.

Insurance Solutions. We are one of the top providers of life insurance in the United States. Based on the LIMRA survey as of September 30, 2014, for premiums sold, our term and universal life products ranked eighteenth and nineteenth, respectively. The rankings reflect our recent focus on selling more capital efficient products, such as accumulation focused UL. We were also the sixth ranked provider of stop loss coverage in the United States based on annual premiums as reported by MyHealthguide in June 2014. Our Insurance Solutions business comprises two reporting segments: Individual Life and Employee Benefits.

•	Individual Life provides wealth protection and transfer opportunities through universal, variable and term products, distributed through independent channels to meet the needs of a broad range of customers from the middle-market through affluent market segments. As of December 31, 2014, the Individual Life distribution model is supported by independent life sales agents (over 2,200 independent general agents with access to over 98,000 producers), strategic distribution (approximately 33 independent managing directors supporting approximately 7,500 additional producers) and specialty markets (40 general agents with access to over 3,000 producers).

•	Employee Benefits provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. As of December 31, 2014, the Company has 53 employee benefits sales representatives, across 19 sales offices, with average industry experience of 17 years. For the year ended December 31, 2014, approximately two thirds of Employee Benefits sales were attributable to stop loss products while the remaining one third was primarily related to life and voluntary products.

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

•	CBVA. In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010) and placed this portfolio in run-off. Subsequently, we refined our hedge program to seek to dynamically protect regulatory and rating agency capital of the variable annuities block for adverse equity market movements. In addition, since 2010, we have increased statutory reserves considerably, added significant interest rate risk protection and have more closely aligned our policyholder behavior assumptions with experience. Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital from equity market movements via hedging and judiciously looking for opportunities to accelerate the run-off of the block, where possible. We believe that our hedge program, combined with our statutory reserves of $4.0 billion as of December 31, 2014 related to the variable annuity block, provides adequate resources to fund a wide range of, but not all, possible market scenarios as well as a margin for adverse policyholder behavior. For additional information, See “Part I. Item 1A. Risk Factors—Risks Related to Our CBVA Segment.”

•	Closed Block Institutional Spread Products. In 2009, we also placed the institutional spread products portfolio in run-off. As of December 31, 2014, remaining assets in the institutional spread products portfolio had an amortized cost of $1.3 billion, down from a peak of $14.3 billion in 2008.

As of December 31, 2014, we had $523.8 billion in total AUM and AUA and total shareholders’ equity, excluding accumulated other comprehensive income/loss (“AOCI”) and noncontrolling interests, of $13.0 billion. In the year ended December 31, 2014, we generated $785.2 million of Income (loss) before income taxes, $2.3 billion of Net income (loss) available to Voya Financial, Inc.’s common shareholders and $1.2 billion of Operating earnings before income taxes. Operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Company Consolidated.”

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. (“ING Group”), a global financial institution of Dutch origin.

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

Plan of Divestment from ING Group

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Group. In October 2009, ING Group submitted a restructuring plan to the European Commission (the “EC”) in order to receive approval for state aid granted to ING Group by the Dutch State in 2008 and 2009. To receive approval for this state aid, ING Group was required to divest its insurance and investment management businesses, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of the Company by December 31, 2013, more than 50% of the Company by December 31, 2014, and 100% of the Company by December 31, 2016. ING Group divested 25% of the Company on May 7, 2013, in our initial public offering and an additional 4% on May 31, 2013 following the exercise by the underwriters in the initial public offering of an option to purchase additional shares. ING Group divested an additional 14% of the Company in October 2013, in a registered offering. ING Group further divested additional shares of the Company’s common stock in a series of transactions in March 2014, September 2014 and November 2014, each of which included a sale of shares in a registered public offering as well as a repurchase by the Company of shares of its common stock directly from ING Group. These additional transactions reduced ING Group’s ownership of Voya Financial, Inc. to 19% as of December 31, 2014. In case ING Group does not satisfy its commitment to timely divest the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment. In the event ING Group is no longer required or is allowed more time to divest the Company, ING Group may delay its divestiture. For additional information on the separation from ING Group, see “Item 1A. Risk Factors—Risks Related to Our Separation from, and Continuing Relationship with, ING Group.”

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We changed our name from ING U.S., Inc. to Voya Financial, Inc. on April 7, 2014. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries:

The chart above presents:

•	Voya Financial, Inc.

•	Our principal intermediate holding company, Voya Holdings, which is the direct parent of a number of our insurance and non-insurance operating entities.

•	Our principal operating entities that are the primary sources of cash distributions to Voya Financial, Inc. Specifically, these entities are our principal insurance operating companies (VRIAC, VIAC, SLD and RLI) and Voya Investment Management LLC, the holding company for entities that operate our Investment Management business.

•	SLDI, our Arizona captive.

Other ING Operations in the United States

ING Group has certain operations in the United States that do not form part of the Company, including ING Corporate and Institutional Clients (ING Group’s wholesale banking operations in the U.S.) and certain limited operations of its European and Asian investment management business.

Our Brand

Our Company’s leadership and reputation in the financial services industry is built from the strong heritage of our brand. Through a history of acquisitions, including the Aetna, ReliaStar, Equitable of Iowa, Security Life of Denver brands, we have consistently integrated and branded our operations to achieve outstanding customer awareness, brand attributes, and brand affiliation. Between 2001 and 2013, we largely consolidated our operations under the globally recognized ING brand. According to industry branding surveys, brand awareness for ING in the U.S. during that time grew dramatically, increasing from 11% in 2001 to 76% in 2013.

The ING U.S. brand was associated with retirement, investment and insurance products and solutions that deliver financial security, and as we became a standalone company, we continued to leverage our high brand awareness and brand strength to create a new brand that supports our mission of making a secure financial future possible for all of our customers.

On April 11, 2013, we announced plans to rebrand as “Voya Financial”, and in January 2014, we announced additional details regarding the operational and legal work associated with the rebranding. Consistent with these plans, ING U.S., Inc. changed its legal name to Voya Financial, Inc. in April 2014; and in May 2014 our Investment Management and Employee Benefits businesses began using the Voya Financial brand. In September 2014, all of our businesses began using the Voya Financial brand and all remaining ING U.S. legal entities that had names incorporating the “ING” brand changed their names to reflect the Voya brand. While the bulk of our operational and legal entity rebranding efforts are now behind us, we anticipate that the entire process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to our new brand name will be completed by October 2015, at a cost between $40 million and $50 million.

We believe that strong brand recognition is the first step in establishing ourselves with all of our stakeholders as a standalone company, and have initiated an advertising program to raise awareness of our new brand. We are planning to invest approximately $100 million over the brand’s first two-and-a-half years to introduce and establish it among customers and key stakeholders. We are establishing Voya Financial as America’s Retirement Company™, while articulating our vision, mission and core values. In May through November 2014 we executed a significant trade advertising effort to introduce our new brand to our distribution partners. This campaign’s media vehicles and messaging were adjusted over time to coincide with the rebranding timing of our businesses. A fully integrated consumer effort, to which we are allocating the bulk of our rebranding advertising investment, was launched in September 2014.

OUR BUSINESSES

Retirement Solutions

Our Retirement Solutions business provides its products and services through two reporting segments: Retirement and Annuities. Retirement is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual account rollover plans and comprehensive financial product offerings and advisory services. Our Annuities segment provides fixed, indexed and payout annuities and mutual fund custodial accounts for pre-retirement wealth accumulation and post-retirement income management, sold through multiple channels.

Retirement

Our Retirement segment is well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our growing Retail Wealth Management business. The two businesses combined had $354.5 billion of AUM and AUA as of December 31, 2014, of which $60.9 billion were in proprietary assets.

Our Institutional Retirement Plans business offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, state and local governments, hospitals and healthcare facilities and not-for-profit organizations. Stable value products and pension risk transfer solutions are also provided to institutional plan sponsors where we may or may not be providing administrative services. This broad-based institutional business crosses many sectors of the economy, which provides diversification that helps insulate us from downturns in particular industries. In the defined contribution market, we provide services to approximately 46,000 plan sponsors covering nearly 5 million plan participants as of December 31, 2014.

Our Retail Wealth Management business (formerly referred to as “Individual Markets”), which focuses on the rapidly expanding retiree market as well as on pre-retirees and our defined contribution plan participants, offers retail financial products and comprehensive advice services to help individuals manage their retirement savings and income needs. While AUM and AUA for our Retail Wealth Management business were $3.2 billion as of December 31, 2014, it is a key area of future growth for our Retirement segment.

Our Retirement segment earns revenue principally from asset and participant-based advisory and record-keeping fees. Retirement generated operating earnings before income taxes of $517.8 million for the year ended December 31, 2014. Our Investment Management business also earns arm’s-length market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and Retail Wealth Management rollover products. Distribution of Investment Management products and services using the Retirement segment continues to present a growth opportunity for our Retirement and Investment Management segments that we are actively pursuing.

We will continue to focus on growing our retirement platform by driving increases in our Institutional Retirement Plans business, and by further developing our Retail Wealth Management business with a particular focus on expanding relationships with our Institutional Retirement Plan participants. We will also continue to place a strong emphasis on capital and cost management, with a focus on optimizing our distribution platform and achieving a diversified retirement product mix. In addition, we continue to promote targeted plan monitoring and relationship building to retain institutional clients and individual customers. We believe these initiatives will increase segment revenues and profitability.

An important element of our Retirement strategy is to leverage the extensive customer base to which we have access through our Institutional Retirement Plans business in order to grow our Retail Wealth Management and Investment Management businesses. This opportunity is especially attractive in light of the significant portion of our Institutional Retirement Plans business for which we provide recordkeeping-only services, with such plans encompassing nearly 3 million plan participants as of December 31, 2014. We are therefore focused on building long-term relationships with our plan participants, especially when initiated through service touch points such as plan enrollments and rollovers, which will go beyond their participation in our Institutional Retirement Plans and enable us to offer them individual retirement and investment management solutions both during and after the term of their plan participation.

Institutional Retirement Plans

Products and Services. We offer tax-deferred institutional retirement savings plans (utilizing U.S. tax-advantaged savings vehicles for tax-advantaged retirement savings) to employers of all sizes, principally focusing on for-profit businesses, public and private K-12 education entities and higher education institutions. Within these markets, we offer two distinct product sets: full service and recordkeeping only.

Full-service retirement products provide recordkeeping and plan administration services, tailored award-winning participant education and communication programs, trustee services and institutional and retail investments. These include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 100 fund companies, including the Voya family of mutual funds managed by our Investment Management business. Our full-service retirement plan offerings are also supported by investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping only service products provide administration support for plan sponsors seeking integrated recordkeeping services for defined contribution, defined benefit and non-qualified plans. Our plan sponsor base spans the entire range of corporate plan sponsors as well as state and local governments. Our recordkeeping retirement plan offerings are also supported by award-winning participant communications and education programs, as well as investment advisory services offered through our Retail Wealth Management business.

Our stable value investment options are offered with a particular focus on cross-selling products utilizing proprietary investment management to our largest institutional recordkeeping plans. Our product offering includes both separate account guaranteed investment contracts (“GICs”) and synthetic GICs managed by either proprietary or outside investment managers.

As an industry leading provider by AUM and AUA in the United States, our defined contribution leadership position comes from decades of experience, organic growth and strategic acquisitions that have allowed us to increase our size, scale and reputation. We are one of only a few defined contribution providers that offer products, services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets.

Additionally, we provide pension risk transfer solutions to institutional plan sponsors looking to transfer their defined benefit plan obligations to us. We first entered this market in 2014 and believe it offers a future growth opportunity that is aligned with our expertise in servicing institutional group annuity plans and individual plan participants.

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2014)	Key Market Segments/Product Lines	Primary Defined Contribution Plan Internal Revenue Code section	Core Products*
Full Service Plans	$97.7 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framewor(k)
		K-12 Education	403(b)	Voya Custom Choice II
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account
Recordkeeping and Stable Value Plans	$253.6 billion	Small-Mid Corporate	401(k)	**
		Large Corporate	401(k)	**
		Government (local and state)	457	**

		Stable Value (Sold across all market segments with a strong focus on Large Corporate)	401(k) 403(b) 457(b)	Separate Account and Synthetic GICs

*	Core products actively being sold today.
**	Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.

For plans in the full service corporate markets segment, our core products are:

•	Voya MAP Select, a group funding agreement/group annuity contract offered to fund qualified retirement plans. The product contains over 300 funds from well-known fund families (larger plans are offered the ability to offer most funds whose trades are cleared through the National Securities Clearing Corporation) as well as our general account and various stable value options.

•	Voya Framewor(k), a mutual fund program offered to fund qualified retirement plans. The product contains over 300 funds from well-known fund families (larger plans are offered the ability to offer most funds whose trades are cleared through the National Securities Clearing Corporation) as well as our general account and various stable value options.

For plans in the full service tax-exempt markets, we offer a variety of customized products, including the following:

•	Voya Retirement Choice II and RetireFlex-MF, retail mutual fund products which provide flexible funding vehicles and are designed to provide a diversified menu of mutual funds in addition to a guaranteed option (available through a group fixed annuity contract or stable value product).

•	Voya Retirement Plus II and Voya Custom Choice II, registered group annuity products featuring variable investment options held in a variable annuity separate account and a fixed investment option held in the general account.

•	RetireFlex-SA, an unregistered group annuity product which features variable investment options held in a variable annuity separate account and a guaranteed option (available through a group fixed annuity contract or stable value product).

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two markets: Corporate and Tax Exempt. A brief description of each, including sub segments and strengths are as follows:

Corporate Markets:

•	Small-Mid Corporate Market. In this growth market we offer full service solutions to defined contribution plans of small-mid corporate segment (e.g., typically less than 3,000 employees). Our comprehensive product offering (including flexible investment choices), highly competitive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise in the Large Corporate market make us one of a small group of providers who can service small-mid corporate plans as they continue to grow.

•	Large Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations. Our solutions and capabilities support the most complex retirement plans with a special focus on strategic relationship management and participant retirement readiness. We are dedicated to providing engaging education, technology-based tools and award winning print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•	Education Market. We offer comprehensive full service offerings to both public and private K-12 educational entities as well as public and private higher education institutions, which we believe are attractive growth segments. In the United States, we rank third in the K-12 education market and fourth in higher education by assets as of September 30, 2014. Our innovative solutions to reduce administrative burden, deep technical and regulatory expertise and strong on-site service teams continue to support our position as one of the top providers in this market.

•	Healthcare Market. In this market we service hospitals and healthcare organizations by offering full service solutions for a variety of plans. Like the education market, we have strong administrative solutions for healthcare plan sponsors as well as award-winning participant communications and retirement tools in order to better prepare plan participants for retirement.

•	Government Market. We provide both full service and recordkeeping only offerings to small and large governmental entities (e.g., state and local government). For large governmental sponsors, we offer recordkeeping solutions that meet even the most complex needs of each client. We also offer a broad range of proprietary, non-proprietary and stable value investments. Our flexibility and expertise help make us the third ranked provider in this market in the United States based on AUM and AUA as of September 30, 2014.

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

Unaffiliated Distribution:

•	Independent Representatives. We work with sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing plans.

•	Independent Producers. Wirehouse and independent producers are the primary distributors of our small-mid corporate market products, but they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison.

•	TPAs . We have long-standing relationships with TPAs who are selling and/or service partners for our small-mid corporate markets business, working with a variety of vendors. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•	Affiliated Representatives. Voya Financial Advisors, our retail broker-dealer, is one of the top twelve broker-dealers in the United States as determined by total number of licensed and producing representatives. As of December 31, 2014, we had over 2,200 affiliated representatives. These representatives support sales of products for the Retirement segment as well as other segments, with a subset that are primarily focused on driving new and existing sales in education, healthcare and government market plans (full service) through increasing enrollments for existing plans, educating existing participants and selling new plans.

•	Direct Sold by Field Force. While we typically rely on third-party distribution partners for the majority of sales for our Institutional Retirement Plans business, certain members of our wholesale team also interact directly with plan sponsors in the education, healthcare and government markets. Typically, this direct interaction is with a consultant hired by the plan sponsor. In order to present our offerings to these large plan clients, we work with various consultants focused on these markets.

•	Direct Sold by Dedicated Voya Sales Teams. We have sales teams that work directly with large plan corporate market, stable value and pension risk transfer clients. The stable value investment only business and pension risk transfer solutions can occur in either recordkeeping only plans or within other vendors’ plans. In the large corporate market and for our stable value products, the majority of our direct interaction occurs with consulting firms focused on this market.

Competition. Our Institutional Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Competition varies in all market segments as very few institutions are able to compete across all markets as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Institutional Retirement Plans and stable value products:

Market Segment	Competitive Landscape	Select Competitors
Small-Mid Corporate	Dominated by insurance-based providers, primarily with third-party administration relationships	MassMutual Empower

K-12 Education	Dominated by a small number of insurance based providers	AXA VALIC

Higher Education	403(b) providers, asset managers and some insurance-based providers	TIAA-CREF Fidelity

Healthcare / Other Non-Profits	403(b) providers, asset managers and some insurance-based providers	TIAA-CREF Fidelity

Government	Primarily insurance-based providers but also asset managers and 457 providers	Empower ICMA

Recordkeeping	Asset Managers, business consulting services, payroll firms and insurance-based providers	Fidelity AON Hewitt

Product Offering	Competitive Landscape	Select Competitors
Stable Value	Insurance companies and banks	Prudential MetLife

Pension Risk Transfer	Insurance companies	Principal Financial MassMutual

Our full-service Institutional Retirement Plans business competes primarily based on pricing, the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and financial planning support, investment performance and our ability to offer industry tailored product features to meet the retirement income needs of our clients. Regarding the large plan recordkeeping only business, we have seen consolidation among industry providers in recent years seeking to increase scale, improve cost efficiencies and enter new market segments. However, the market remains competitive with few dominant players. As a result, we emphasize our strong sponsor relationships, flexible value-added services, and technical and regulatory expertise as our competitive strengths. Additionally, we compete across all institutional markets with our broad suite of retirement readiness products, tools and services that help employers support the retirement preparedness needs of their employees. Finally, we have seen new insurance company competitors enter the stable value space because demand from participant and plan sponsors remains strong for these products. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

Defined Benefit Recordkeeping Business Transition. In 2014, after reviewing our goals for our Retirement segment and considering the trends we see in the employee retirement benefit market, the Company made a strategic decision to transition, in an orderly fashion, out of the market for defined benefit plan administration recordkeeping services. As a result, we will gradually exit our existing contracts that support defined benefit plan administration recordkeeping over 2015 and 2016. We do not expect this transition to have a material impact on our future results.

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers simple, easy-to-understand products, along with holistic advice and guidance delivered through affiliated brokers and by online capabilities. Our current investment solutions include advisory programs, mutual fund custodial IRAs, fixed annuities and brokerage accounts.

The primary focus of our Retirement segment is to serve nearly five million defined contribution plan participants (as of December 31, 2014). We also seek to capitalize on our access to these individuals through our Institutional Retirement Plans business by developing long-term relationships and providing individual retail solutions. We believe that our ability to offer a seamless and integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Advisory Services

Retail Wealth Management advisory services and product solutions are primarily sold through our affiliated distribution group of over 2,200 representatives as well as online via websites. The affiliated representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and they are grouped into two primary categories: affiliated field-based representatives and home office phone-based representatives. Affiliated field-based representatives are registered sales and investment advisory representatives in our retail broker dealer that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals who either participate within or are external to our Institutional Retirement Plans business and who seek financial advice and retail investment products (e.g., rollover products) as well as retirement and financial planning solutions. Home office phone-based representatives primarily focus on our unique growth opportunity of assisting participants in our large recordkeeping plans. They offer the same broad suite of products and services as the affiliated field-based representatives, but are highly trained in providing financial advice that helps customers transition through life stage and job-related changes.

In an effort to develop a path for either of these categories of affiliated representatives to offer holistic retirement planning solutions to participants in our Institutional Retirement Plans, we partner with our institutional clients to engage participants and offer retirement and personalized financial planning to them as appropriate to meet the retirement readiness needs of their employees. Our program is designed to engage, educate, advise and motivate employees to take action that will better prepare them for retirement.

Competition

Our Retail Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against asset managers, banks, wirehouses and other broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Retail Wealth Management business are, in the investor channel, Fidelity, Schwab, Vanguard, and Merrill Edge, and in the field channel, LPL Financial, Ameriprise, Commonwealth, Cambridge, Cetera, Morgan Stanley Smith Barney and Bank of America Merrill Lynch.

Our Retail Wealth Management advisory services and product solutions compete based on our consultative approach, simplicity of design and a fund and investment selection process that includes proprietary and non-proprietary investment options. The advisory services and product solutions are primarily targeted towards existing participants, which allow us to benefit from our extensive relationships with large corporate and tax-

exempt plan sponsors, our small and mid-corporate market plan sponsors and other qualified plan segments in healthcare, higher education and K-12 education.

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

Annuities

The Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management, sold through multiple channels. Revenues are generated from fees and from margins based on the difference between income earned on the investments supporting the liability and interest credited to customers. Our Annuities segment generated operating earnings before income taxes of $262.0 million for the year ended December 31, 2014.

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

Annual Reset and Multi-Year Guarantee Annuities (“MYGAs”). Our in-force block includes Annual Reset and MYGA products, which provide guaranteed minimum rates of up to 4.5% and with crediting rate terms from one year to 10 years. These products are running off, with net outflows of $1.7 billion in 2014, compared with $1.2 billion in 2013 and $2.8 billion in 2012. The net outflows in 2012 were high due to a large block of MYGAs, which reached the end of their current guarantee period in 2012. The run-off of these Annual Reset and MYGA contracts is expected to continue to enhance the margin of our Annuities segment in future periods.

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

The following chart presents the key in-force annuity and mutual fund custodial products within this segment, along with data on AUM for each product, excluding payout annuities:

($ in billions)	AUM
Annuity Product	As of December 31, 2014
Fixed Indexed Annuities (FIA)	$13.4
Multi-Year Guarantee Annuities (MYGA) & other Fixed Annuities	$5.9
Mutual Funds Custodial Products	$4.1

Structured Annuity Product. In January 2015, our Annuities segment launched a new “collared” annuity product that credits interest (positive or negative) based on the performance of a market index selected by the customer, such as the S&P 500. Customers have limited downside protection in the event of negative market performance, and in exchange for this protection agree to a cap on positive performance. The product, which was filed as a variable annuity, does not contain any guaranteed minimum income, withdrawal or death benefits (i.e., the types of guarantees included in policies we placed in our Closed Block Variable Annuity segment).

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

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2014	Year Ended December 31, 2014
Independent Insurance Agents / Independent Market Organizations	$824.4	28.9%
Independent Broker-Dealers	$1,255.8	44.0%
Affiliated Broker-Dealers	$498.8	17.5%
Banks and Other Financial Institutions	$276.8	9.7%

Our mutual fund custodial products are distributed nationally, primarily through relationships with independent brokers, financial planners and agents. New sales are obtained from a “rollover” from an existing retirement account. The resulting custodial account is established as an IRA to maintain tax-deferred status for our customer.

Since December 2013, we have been engaged in a strategic alliance with The Allstate Corporation under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers. These fixed annuity products are issued by VIAC and VRIAC.

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

Underwriting and Pricing

We generally do not underwrite individual lives in our Annuities segment. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity and persistency for the group of our contract holders as a whole, taking into account our historical experience. We price annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AUM and the expected time to retirement. Our product pricing models take into account many additional factors as applicable, including, among other things, capital requirements, hedging costs and operating expenses.

Our custodial mutual fund account is a fee-based, recordkeeping product, for which the recordkeeping fees, combined with estimated mutual fund revenue sharing, are priced to cover acquisition and operating costs over the life of the account. These custodial mutual fund products do not generate investment margins, do not expose us to significant mortality risk and no hedging is required.

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2014, our Investment Management business managed $78.8 billion for third-party institutions and individual investors, $49.8 billion in separate account assets for our Retirement Solutions and Insurance Solutions businesses and our Closed Block segments and $77.6 billion in general account assets.

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees typically are based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement Solutions business. Investment Management also receives fees as the primary investment manager of our general account, which is managed on an arm’s-length pricing basis. Investment Management generated operating earnings before income taxes of $210.3 million for the year ended December 31, 2014.

We are driving Investment Management profitability by leveraging continued strong investment performance across all asset classes to accelerate growth in AUM (through both greater sales and lower redemptions) and taking advantage of a rebuilt sales force to increase productivity levels. We are also increasing scale in our primary capabilities and our share of proprietary funds in affiliate products, principally through leveraging our access to approximately 46,000 defined contribution plan sponsors and nearly 5 million plan participants through our Retirement business as of December 31, 2014. We are focused on improving coordination between our Investment Management and Retirement Solutions businesses to capitalize on Retirement Solutions’ leading market position and Investment Management’s broad investment capabilities and strong investment track records. To that end we have established dedicated retirement resources within our Investment Management intermediary-focused distribution team to work with Retirement Solutions and have enhanced our Multi-Asset Strategies and Solutions (“MASS”) investment platform (described below) to increase focus on retirement products such as our target date and target risk portfolios, which we believe will capture an increased proportion of retirement flows going forward.

We are also growing our third-party affiliated and non-affiliated investment management business through continued strength of investment performance as well as a number of key strategic initiatives, including: improved distribution productivity; increased focus on client “solutions” and income and outcome oriented products such as target date funds; pursuit of investment only mandates on non-affiliate retirement platforms; replacement of sub-advised Voya Mutual Funds where Investment Management now offers stronger investment performance; sub-advisory mandates for Investment Management capabilities on others’ platforms; leveraging partnerships with financial intermediaries and consultants; long -term expansion of our international investment capabilities; opportunistic launching of capital markets products such as Collateralized loan obligations (“CLOs”) and Closed End Mutual Funds; and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured by traditional and specialty investment platforms. The traditional platforms are fixed income, equities and MASS. The specialty investment platforms are senior bank loans and alternatives.

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2014, there were $116.7 billion in AUM on the fixed income platform, of which $77.6 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”), high yield bonds, private and syndicated debt instruments, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2014, there were $62.1 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up, research driven and cover growth, value and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $19.3 billion as of December 31, 2014.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2014, Pomona Capital managed assets totaling $7.3 billion. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments—Sale of Certain Alternative Investments.” In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

Investment Management manages a variety of variable portfolios, mutual funds and stable value assets, sold through our Retirement Solutions and Insurance Solutions businesses. As of December 31, 2014, total AUM from these channels and CBVA was $59.0 billion with the majority of the assets gathered through our Retirement segment.

The following chart presents asset and net flow data as of December 31, 2014, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of December 31, 2014		Year Ended December 31, 2014
	$ in billions		$ in millions
Investment Platform
Fixed Income	$116.7		$2,751.4
Equities	62.1		(1,233.8)
Senior Bank Loans	19.3		927.5
Alternatives	8.1		570.7

Total	$206.2		$3,015.8

MASS	$30.2	(1)	$2,123.3 (2)

Client Segment
Retail	$72.5		$(5,020.7)
Institutional	56.1		449.4
General Account	77.6		N/A
Mutual Fund Manager Re-assignments(3)	N/A		7,587.2

Total	$206.2		$3,015.8

Voya Financial affiliate sourced, excluding CBVA(4)	$33.0		$5,775.7
CBVA(4)	26.0		(3,896.3)

(1)	$22.6 billion of MASS assets are included in the fixed income, equity and senior bank loan platform AUM figures presented above. The balance of MASS assets, $7.6 billion, is not reported in AUM and is managed by third parties and we earn only a modest fee on these assets.
(2)	Represents all net flows related to MASS assets, including certain net flows not reported in the AUM net flow figures presented above.
(3)	Represents the re-assignment of mutual fund management contracts to Voya Investment Management from external managers. The AUM related to the re-assignments are included in the retail segment above.
(4)	Assets sourced from Voya Financial, including CBVA, are also included in the retail and institutional markets segments above.

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

With the exception of Pomona Capital, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•	Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2014, total AUM from these channels was $72.5 billion.

•	Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2014, Investment Management had approximately 265 institutional clients, representing $56.1 billion of AUM primarily in separately managed accounts, collective investment trusts and structured vehicles.

Investment Management manages a variety of variable portfolios and mutual funds which are sold through our Retirement Solutions and Insurance Solutions businesses. As of December 31, 2014, total AUM from these channels and CBVA was $59.0 billion with the majority of the assets gathered through our Retirement segment.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors in the Investment Management business include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise, bank-owned asset managers such as J.P. Morgan Asset Management, as well as “pure-play” asset managers including PIMCO, Invesco, Wellington, Legg Mason, T. Rowe Price, Franklin Templeton and Fidelity.

Insurance Solutions

Our Insurance Solutions business comprises two reporting segments: Individual Life and Employee Benefits. Our strategy is based on a broad and effective distribution model, fueled by a manufacturing capability that provides a stream of competitive product solutions, all supported by an efficient operations and underwriting model.

Individual Life

Our Individual Life segment has a broad independent distribution footprint and manufactures a wide range of competitive products, from low-cost term life insurance designed to serve the middle market to fixed, indexed and variable universal life insurance products targeted to more affluent markets. We have re-priced certain products and will continue to monitor changes to the product portfolio to align with market conditions. As of September 30, 2014, we were the eighteenth largest writer of term life in the United States. As of September 30, 2014, we were the nineteenth largest writer of universal life in the United States based on premiums sold or written. Our strong market positions have allowed us to properly scale our business to achieve greater profitability. Our larger term operation is a crucial part of achieving this scale and can be adjusted through pricing changes as necessary. As of December 31, 2014, Individual Life’s in-force book comprised over 1.1 million policies and gross premiums and deposits of over $2.0 billion.

The Individual Life segment generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Our Individual Life segment generated operating earnings before income taxes of $237.3 million for the year ended December 31, 2014.

We intend to achieve our earnings growth in our Individual Life segment by focusing on growing our earnings drivers. Our earnings drivers include growing our in-force block of business by adding new businesses and entering new markets that meet our profit and capital requirements, combined with effectively managing our in-force block to meet our profitability objectives. They also include focusing on improving our investment margins, growing our mortality profits and fully exploiting our technological capability in order to continue to reduce the new business unit costs and underwriting expense. In addition, we will further our financial objectives by continuing to utilize reinsurance to actively manage our risk and capital profile with the goal of controlling exposure to losses, reducing volatility and protecting capital. We aim to maximize earnings and capital efficiency in part by relieving the reserve strain for certain of our term and universal life products by means of reinsurance arrangements and other financing transactions. We also look to transfer certain blocks of business through reinsurance in order to more effectively manage our capital. For example, in 2014 we reinsured an in-force block of approximately 170,000 term life insurance policies, representing approximately $100 billion of life insurance in-force and backed by over $1.3 billion in statutory reserves, to a third-party reinsurer.

In addition, we have completed the introduction of re-priced offerings for term and universal life products, both of which are high capital consuming products. We expect these actions to slow the sale of the high-capital products while we simultaneously grow sales in the low capital, cash accumulation and current assumption type products.

Products and Services

Our Individual Life segment currently offers products that include UL, IUL, variable universal life and term life, insurance. These offerings are designed to address customer needs for death benefit protection, tax-advantaged wealth transfer and accumulation, premium financing, business planning, executive benefits and supplemental retirement income. We believe that our combination of product solutions is well-suited for the middle-market through the mass-affluent and makes us a full service provider to our independent distribution partners.

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

Term Life. Term life insurance provides basic, economical life insurance for consumers, and we market term life insurance primarily on competitive pricing and service models. Our term products, basic life and return-of-premium, offer flexible coverage for periods spanning ten to thirty years. Our term model provides us with added scale for expense coverage and opportunity for mortality profit.

The following chart presents data on our in-force face amount and total gross premiums and deposits received for the key life insurance products that we offer:

($ in millions)	In-Force Face Amount	Total gross premiums and deposits
Individual Life Product	As of December 31, 2014	Year Ended December 31, 2014
Term Life	$371,586	$859.2
Universal Life	$77,798	$971.9
Variable Universal Life	$26,432	$183.6

Markets and Distribution

Our Individual Life segment has a broad, multi-channel independent distribution reach that is designed to allow us to penetrate markets that range from the middle-market through affluent market. Our distribution organization boasts a comprehensive sales support, sales technology, marketing support and illustration system. We also offer an Internet-based sales solution that is based on educational selling at VoyaForLife.com . We offer service solutions to meet the diverse and changing requirements of our customers and distribution partners.

We primarily use three different channels to market and sell our Individual Life products. Our largest channel works through over 2,200 independent general agents and has the breadth to engage with the vast majority of licensed independent life insurance agents in the United States.

Through this channel, we have access to over 98,000 independent producers as of December 31, 2014. We also use a strategic distribution channel, with approximately 33 independent managing directors supporting approximately 7,500 producers (as of December 31, 2014) who engage with our broker-dealer. These producers, while independent, use our brand and sell a wide range of our products, including life, annuity and mutual funds. Finally, we employ a specialty markets channel to focus on alternative distribution. This includes life insurance quote agencies, internet direct marketers, and other forms of non-traditional distribution.

The following table presents a breakdown of Individual Life sales by distribution channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2014	Year Ended December 31, 2014
Independent Life Sales	$68.1	71.7%
Strategic Distribution	$18.1	19.1%
Specialty/Alternative Markets	$8.8	9.2%

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

As of January 1, 2013, we revised the amount of risk we retain on a life for new business issued after January 1, 2013. For term business, we continue to retain the first $3 million of risk and the excess risk is shared among a pool of reinsurers. For most of our universal life product portfolio, we retain the first $5 million of risk and reinsure 100% of the excess over $5 million among a pool of reinsurers. Our maximum overall retained risk on any one life is $5 million.

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

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking sixth on a premium basis with approximately $680 million of in-force premiums. We also hold top 20 positions in the group life and Voluntary Benefits (“VB”) markets on a premium basis as of September 30, 2014. As of December 31, 2014, Employee Benefits total in-force premiums were $1.4 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated operating earnings before income taxes of $148.9 million for the year ended December 31, 2014.

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

VB. Our VB business involves the sale of universal life insurance, whole life insurance, critical illness, accident insurance and short-term disability income through the workplace. This product lineup is 100% employee-paid through payroll deduction. New products have been introduced that focus on group-like structures that address the cost-shifting trend.

Group Disability. Group disability includes group long term disability, short term disability, telephonic short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market.

The following chart presents the key employee benefits products we offer, along with data on annual premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2014
Stop Loss	$680.1
Group Life	$466.2
VB	$170.9
Group Disability	$89.2

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

We primarily use three distribution channels to market and sell our employee benefits products. Our largest channel works through hundreds of brokers and consultant firms nationwide and markets our entire product portfolio. Our Voluntary sales team focuses on marketing elective benefits to complement an employer’s overall benefit package. Our Affinity sales team specializes in working with TPAs to market to members of association and affinity groups. Voya Employee Benefits breadth of distribution gives us access to and the products to meet the needs of employers and their employees.

Our Employee Benefits segment primarily targets mid-sized and large corporate employers and professional associations. In addition, we market stop loss coverage to employer sponsors of self-funded employee health benefits plans.

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

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2014	Year Ended December 31, 2014
Brokerage (Commissions Paid)	$228.4	67.5%
Benefits Consulting Firms (Fee Based Consulting)	$94.4	27.9%
Worksite Sales	$15.7	4.6%

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

Stop loss insurance pricing reflects the risk characteristics and claims experience for each employer group. The product is annually renewable and the underwriting information is reviewed annually as a result. The key pricing and underwriting criteria are medical cost trends, morbidity assumptions, the employer group’s demographic composition, the industry, geographic location, plan design and prior claims experience. Pricing in the stop loss insurance market is generally cyclical.

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a pool of reinsurers. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. Excess Stop Loss has a reinsurance program in place that limits our exposure (after an overall $5 million aggregate deductible that we must meet before reinsurance coverage begins) to any one specific claim to $1.25 million and there is an aggregate stop loss unit that limits our exposure to $2.0 million over the Policyholders Aggregate Excess Retention. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management”. We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

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

The financial crisis of 2008-09 resulted in substantial market volatility, low interest rates and depressed equity market levels. Our variable annuity profitability declined markedly in 2009 and 2010 under these adverse market conditions, as customer account values fell below guaranteed levels and therefore our liabilities with respect to the underlying guarantees increased. Moreover, significant reduction in earnings from reduced mutual fund fees and increased hedging costs exacerbated the decline in profitability.

We have taken numerous actions since the financial crisis to strengthen our balance sheet, increase transparency and improve the risk profile of the block, including the following:

•	in 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. The products were fully closed to new sales in early 2010 and the management of the block shifted to run-off;

•	in 2010, we also refined our capital hedge overlay (“CHO”) program to dynamically protect regulatory and rating agency capital levels in down equity market scenarios;

•	in early 2011, we began hedging the interest rate risk of our GMWBL book of business;

•	in late 2011, we refined our policyholder behavior assumptions to more closely align with experience resulting in U.S. GAAP and gross U.S. statutory reserve increases of $741 million and $2,776 million in the fourth quarter of 2011, respectively; and

•	in late 2014, we continued to refine our CHO program to also protect regulatory and rating agency capital from increased volatility as well as credit spread widening scenarios.

U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore our hedge programs may create material earnings volatility for U.S. GAAP financial statements.

Our risk management program is focused on balancing key factors including regulatory reserves, rating agency capital, risk-based capital (“RBC”), liquidity, earnings, and economic value. There is significant operational scale (approximately 415,000 variable policy holders and $43.2 billion in AUM in our CBVA segment as of December 31, 2014) which ensures ongoing hedging, financial reporting and information technology maintenance expense efficiencies.

The block continues to generate revenue from asset-based fees. On a U.S. GAAP basis, we continue to amortize capitalized acquisition costs over estimated gross revenues and we incur operating costs and benefit expenses in support of the segment.

Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital from equity market movements via hedging and judiciously looking for opportunities to accelerate the run-off of the block, where possible. For example, in the fourth quarter of 2014, we offered enhanced income for certain eligible GMIB policyholders which allowed them to annuitize prior to the end of their 10-year waiting period.

Nature of Liabilities

Substantially all of our CBVA segment products were issued by one of our operating subsidiaries, VIAC.

Each of our CBVA segment deferred variable annuity products include some combination of the following features which the customer elected when purchasing the product:

Guaranteed Minimum Death Benefits (GMDB)

•	Standard. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•	Ratchet. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•	Rollup. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The Rollup may be subject to a maximum cap on the total benefit.

•	Combo. Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Guaranteed Minimum Living Benefits

•	Guaranteed Minimum Income Benefit (GMIB). Guarantees a minimum income payout, exercisable only on a contract anniversary on or after a specified date, in most cases 10 years after purchase of the GMIB rider. The income payout is determined based on contractually established annuity factors multiplied by the benefit base. The benefit base equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7% or 6% depending on the version of the benefit) and ratchet frequency subject to maximum caps which vary by product version (200%, 250% or 300% of initial premium).

•	Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

•	Guaranteed Minimum Accumulation Benefit (GMAB). Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. We offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

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

Variable annuity GMAB, GMWB, and GMWBL are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract, along with attributed fees collected or payments made, and reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The table below presents the policy count and account value by type of deferred variable annuity benefits:

($ in millions, unless otherwise specified)	As of December 31, 2014
	Policy Count	Account Value(1)
		$	%
Guaranteed Death Benefits:	398,082	$41,077
Standard	173,058	18,876	46%
Ratchet	89,949	7,647	19%
Rollup	26,952	2,205	5%
Combo	108,123	12,349	30%
Guaranteed Living Benefits:	398,082	$41,077
GMIB	142,742	14,027	34%
GMWBL	115,443	15,804	39%
GMAB/GMWB	8,560	777	2%
No Living Benefit	131,337	10,469	25%

(1)	Account value excludes $2.1 billion of Payout, Policy Loan and Life Insurance business which is included in consolidated account values.

Capital Management Considerations

The focus of the management of the CBVA segment is on regulatory reserve and capital requirements. As of December 31, 2014, we held regulatory reserves, net of third-party reinsurance, of $4.0 billion supporting variable annuities guarantees, which included $3.1 billion supporting living benefit guarantees.

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

We believe that our hedge program combined with our statutory reserves related to the variable annuity block provide adequate resources to fund a wide range of, but not all, possible market scenarios as well as a margin for adverse policyholder behavior.

Net Amount at Risk (“NAR”)

The NAR for GMDB, GMAB and GMWB is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated below.

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

For GMIB products, in general, the policyholder has the right to elect income payment, beginning (for certain products) on the tenth anniversary year of product commencement, receive a lump sum payment of the then current cash value, or remain in the variable sub-account. For GMIB products, if the policyholder makes the election to annuitize, the policyholder is entitled to receive the guaranteed benefit amount over an annuitization period. A small percentage of the products were first eligible to elect annuitizations beginning in 2010 and 2011. The remainder of the products becomes eligible to elect annuitization from 2012 to 2020, with the majority of first eligibility dates in the period from 2014 to 2016. Many of these contracts contain significant incentives to delay annuitization past first eligibility.

Because policyholders have various contractual rights and significant incentives to defer their annuitization election, the period over which annuitization election will take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization, the contract holder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the guaranteed benefit payment.

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience gains or losses and a significant decrease or increase in reserves and capital requirements.

The account values and NAR, both gross and net of reinsurance (“retained NAR”), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of December 31, 2014:

($ in millions)	As of December 31, 2014
	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$41,077	$5,574	$5,048	46%		24%

Living Benefit
GMIB	$14,027	$2,361	$2,361	75%		19%
GMWBL	15,804	1,324	1,324	47%		16%
GMAB/GMWB	777	17	17	12%		19%

Living Benefit Total	$30,608	$3,702	$3,702	61	%(4)	18	%(5)

(1)	Account value excludes $2.1 billion of Payout, Policy Loan and Life Insurance business which is included in consolidated account values.
(2)	Percentage of contracts that have a NAR greater than zero.
(3)	For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4)	Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2013 was 44%. The period over period change is primarily due to declining interest rates in 2014.
(5)	Total Living Benefit % NAR In-the-Money as of December 31, 2013 was 14%. The period over period change is primarily due to declining interest rates in 2014.

As of the date indicated above, compared to $3.7 billion of NAR, we held gross statutory reserves before reinsurance of $3.1 billion for living benefit guarantees; of this amount, $3.0 billion was ceded to SLDI, supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.7 billion as of December 31, 2014.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business—Basis of Presentation and Significant Accounting Policies—Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K.

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

Variable Annuity Capital Hedge Overlay Program. CBVA guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the CBVA guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives, variance and credit default swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market, credit spread widening, or increased volatility scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of a letter of credit (“LOC”)) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our captive reinsurance subsidiary domiciled in Arizona (referred to in this Annual Report on Form 10-K as “our Arizona captive”) at the close of business on December 31, 2014 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of December 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,650)	$(2,100)	$(650)	$550	$1,500	$2,100	$(1,000)	$700
Hedge gain/(loss), immediate impact	2,600	1,500	450	(450)	(1,300)	(1,800)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	450	(450)
Increase/(decrease) in LOCs	1,050	600	200	—	—	—	—	300

Net impact	$—	$—	$—	$100	$200	$300	$150	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2014 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, NAIC Actuarial Guideline 43 (“AG43”) reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For VIAC, our guarantee and overlay equity hedges resulted in a loss of approximately $900 million for the year ended December 31, 2014, which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $1 billion for the year ended December 31, 2014. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on December 31, 2014 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of December 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$750	$450	$100	$(200)	$(550)	$(750)	$(450)	$250

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following December 31, 2014 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. Deferred acquisition cost (“DAC”) is amortized over estimated gross revenues, which we do not expect to be volatile. Volatility could be driven by loss recognition, however. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns.

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

In addition to equity market and interest rate changes, movements in other market variables that are not explicitly hedged can also cause U.S. GAAP earnings volatility. This includes changes in implied equity market volatility (implied from the market prices of equity options) that affects the valuation of our fair value liabilities. We do not fully hedge for equity implied volatility given that such hedging introduces volatility in our regulatory reserves and rating agency capital which are not as sensitive to this market variable. As of December 31, 2014, the U.S. GAAP sensitivity (exclusive of our nonperformance spread) of the GMAB / GMWB and GMWBL liabilities to a 1 percentage point move in implied volatility was approximately $59 million.

Hedging instruments

•	Guarantee Hedge. In order to mitigate equity risk associated with non-reinsured GMDBs and non-reinsured guaranteed living benefits, we enter into futures positions and total return swaps on various public market equity indices chosen to closely replicate contract owner variable fund returns. We also mitigate most of the foreign currency risk arising from its international fund exposure using forward contracts. We use market consistent valuation techniques to establish our derivative positions and to rebalance the derivative positions in response to market fluctuations. We also administer a hedge program that mitigates not only equity risk, but also the interest rate risk associated with our GMWB, GMWBL and GMAB riders. This component of the hedge primarily involves entering into interest rate swaps. In the second quarter of 2012, we entered into equity variance swaps and equity options to cover the volatility risks associated with the GMWB and GMAB riders.

•	Capital Hedge Overlay. The Variable Annuity CHO program is an overlay to the Variable Annuity Guarantee Hedge Program that mitigates the impact of potential declines in equity markets and their impact on regulatory reserves and rating agency capital. The program’s hedge strategy involves using equity index derivatives, variance and credit default swaps.

The following table presents notional and fair value for hedging instruments:

($ in millions)	Notional Amount			Fair Value
	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Variable Annuity Hedge Program
Equity Futures(3)	$6,855.1	$6,641.3	$9,976.0	$104.7	$(20.9)	$(216.0)
Total Return Swaps	1,126.3	1,048.7	841.4	8.1	(8.5)	0.1
Variance Swaps(4)	6.2	1.8	1.8	(10.6)	(17.0)	(8.4)
Credit Hedge	1,000.0	—	—	(16.3)	—	—
Currency Forwards (1)	844.9	698.2	1,267.6	10.7	(0.5)	8.2
Interest Rate Swaps(1)(2)	8,962.0	12,874.0	19,799.0	334.8	(449.1)	936.1
Options(1)	9,149.8	605.0	351.3	41.7	14.2	26.8

Total	$27,944.3	$21,869.1	$32,237.0	$473.1	$(481.8)	$746.7

(1)	Offsetting contracts have not been netted, therefore total notional of all outstanding contracts is shown.
(2)	Total notional shown is a combination of pay-fix and pay-float contracts.
(3)	Fair Value equals last day’s cash settlement.
(4)	Includes notional for Volatility Macro hedge.

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

CBVA Risks and Risk Management

The amounts ultimately due to policyholders under GMDB and guaranteed minimum living benefits, and the reserves required to support these liabilities, are driven by a variety of factors, including equity market performance, interest rate conditions, policyholder behavior, including exercise of various contract options, and policyholder mortality. We actively monitor each of these factors and implement a variety of risk management and financial management techniques to optimize the value of the block. Such techniques include hedging, use of affiliate reinsurance, external reinsurance, and experience studies. For more information on the reinsurance arrangements, see the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K.

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

Periods of significant and sustained downturns in equity markets, increased equity volatility, reduced interest rates or a prolonged period of low interest rates could result in an increase in the valuation of the future policy benefit or account balance liabilities associated with such products, resulting in a reduction to net income (loss). Although a certain portion of our guaranteed benefits is reinsured or covered under our Variable Annuity Guarantee Hedge Program, for those guarantees not covered by these programs, we are exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values during periods of adverse economic market conditions. Our risk management program is constantly re -evaluated to respond to changing market conditions and achieve the optimal balance and trade-offs among several important factors, including regulatory reserves, rating agency capital, RBC, earnings and other factors. A certain portion of these strategies could focus our emphasis on the protection of regulatory and rating agency capital, RBC, liquidity, earnings and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile U.S. GAAP earnings in periods of changing equity market levels. While we believe that our risk management program is effective in balancing numerous critical metrics, we are subject to the risk that our strategies and other management procedures prove ineffective or that unexpected policyholder experience, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in adverse impact to net income (loss).

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

In particular, we have only minimal experience on policyholder behavior for our GMIB, and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, we have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022. It is possible, however, that policyholders may choose to annuitize soon after the first annuitization date, rather than delay annuitization to receive increased guarantee benefits, in which case we may have increasingly statistically credible experience as early as the period from 2015 through 2016.

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

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

During the third quarters of 2014 and 2013, we completed our annual review of assumptions, including projection model inputs. Annual assumption changes and revisions to projection model inputs implemented during 2014 resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and unfavorable $85.5 million resulting from policyholder behavior assumption changes.

As discussed above, our recent changes in lapse assumptions moved our assumptions to be in line with lapse experience between mid-2011 to the present. Also as described above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

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

On June 2, 2014 we entered into an agreement to outsource the actuarial valuation, modeling and hedging functions of our CBVA segment to Milliman, Inc. (“Milliman”). Under this agreement, Milliman will perform the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage the CBVA segment and retain full accountability for assumptions and methodologies, as well as the setting of the hedge objectives and the execution of hedge positions. This agreement will allow us to create a more variable cost structure for the CBVA segment.

Closed Block Institutional Spread Products

Prior to 2009, we operated a spread lending business, which we call Closed Block Institutional Spread Products. However, following the financial crisis in 2008, investor appetite for uncollateralized liabilities not rated “AAA” and collateralized funding became constrained causing funding spreads on new liabilities to widen. We shifted the focus of the business strategy from growing assets and earnings to running off the business over time. As of December 31, 2014, remaining assets in the institutional spread products portfolio had an amortized cost of $1.3 billion, down from a peak of $14.3 billion in 2008. We continue to reduce the block by allowing the assets and liabilities to mature or by finding opportunities to sell assets at prices deemed attractive. New liability contracts may be issued from time to time or be terminated early in order to better match the run-off of the asset portfolio. In addition, our Closed Block Institutional Spread Products segment wrote super senior credit default swap (“CDS”) contracts of which, as of December 31, 2014, approximately $1 billion of notional amount remained outstanding. As the business is in run-off, it is actively managed to limit liquidity risk and capital requirements.

Closed Block Other

The third reporting segment making up our Closed Block business is Closed Block Other, which includes continuing obligations and assets connected with the group reinsurance and individual reinsurance businesses we sold between 2004 and 2009. Effective January 2009, we sold our group reinsurance business, ING Reinsurance U.S., to RGA. The transaction was accounted for as a reinsurance transaction. To effect this sale, we entered into coinsurance agreements with various subsidiaries of RGA. For more information on these reinsurance arrangements, see the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K. Between 2004 and 2009, we entered into several reinsurance transactions with Scottish Re and Hannover Re pursuant to which we ceded all liabilities related to our individual life reinsurance block. The reinsurance arrangements with respect to both the group and life individual reinsurance businesses are described more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Reinsurance” below.

Employees

As of December 31, 2014, we had approximately 6,500 employees, with most working in one of our ten major sites in nine states.

REGULATION

Our operations and businesses are subject to a significant number of Federal and state laws, regulations, administrative determinations and similar legal constraints. Such laws and regulations are generally designed to protect our policyholders, contract owners and other customers and not our stockholders or holders of our other securities. Many of the laws and regulations to which we are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial crisis of 2008-09 and the financial market disruptions have produced, and are likely to continue to produce, extensive changes in existing laws and regulations applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below.

Following is a description of certain legal and regulatory frameworks to which we or our subsidiaries are or may be subject.

Regulation Affecting Voya Financial, Inc. and its Subsidiaries

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

Our four principal insurance subsidiaries (SLD, VRIAC, VIAC and RLI, and collectively, the “Principal Insurance Subsidiaries”) are domiciled in Colorado, Connecticut, Iowa and Minnesota, respectively. Our other U.S. insurance subsidiaries are domiciled in Indiana and New York. Our insurance subsidiaries domiciled in Colorado, Connecticut, Indiana, Iowa, Minnesota and New York are collectively referred to as “our insurance subsidiaries” in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters. In addition, we have special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that provide reinsurance to our U.S. insurance subsidiaries in order to facilitate the financing of statutory reserve requirements associated with NAIC Model Regulation entitled “Valuation of Life Insurance Policies” (commonly known as “Regulation XXX” or “XXX”), or NAIC Actuarial Guideline 38 (“AG38”) and to fund statutory Stable Value reserves in excess of the economic reserve level. Our special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri are collectively referred to as “captive reinsurance subsidiaries” in this Annual Report on Form 10-K. For more information on our use of captive reinsurance structures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements”. We also have a captive reinsurance subsidiary domiciled in Arizona that primarily provides reinsurance to our insurance subsidiaries. Our captive reinsurance subsidiary domiciled in Arizona is referred to as “our Arizona captive” in this Annual Report on Form 10-K.

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

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the New York Department of Financial Services (“NYDFS”) released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the United States Treasury Department’s Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captives proposals. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted Actuarial Guideline 48 (“AG48”) which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector Framework. As adopted, AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves. The new guidance will apply prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to address other aspects of the Rector framework. In March 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In November 2014, NAIC staff was directed to prepare a new accreditation proposal relating to captives, and on February 24, 2015, the NAIC Financial Regulation Standards and Accreditation (F) Committee (the “NAIC F Committee”) exposed for public comment such a proposal, in the form of a revised preamble to the NAIC accreditation standards. The proposal would require states to apply the NAIC accreditation standards to captive reinsurers that assume (i) XXX/AXXX policies issued on or after January 1, 2015, or issued prior to January 1, 2015 and that were not part of a reinsurance arrangement as of December 31, 2014, (ii) variable annuities, and (iii) long term care insurance. As drafted, it appears that the proposal would apply to our Arizona captive.

We cannot predict what revisions, if any, will be made to the proposal as a result of the public comment or other NAIC deliberations, whether this or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to certain of our policies. If state insurance regulators determine to restrict our use of captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See “Item 1A. Risk Factors—Risks Related to Regulation—Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability”.

Insurance Holding Company Regulation

Voya Financial, Inc. and our insurance subsidiaries are subject to the insurance holding companies laws of the states in which such insurance subsidiaries are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator. Our captive reinsurance subsidiaries and our Arizona captive are not subject to insurance holding company laws.

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

NAIC Amendments. In 2010, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States . One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expansion of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective. Each of the states of domicile for our insurance subsidiaries has adopted its version of the NAIC Amendments.

In addition, the NAIC has proposed a “Solvency Modernization Initiative”. The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Voya Financial’s first ORSA summary report, which will be submitted on behalf of the enterprise, must be prepared beginning in 2015.

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

Under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Indiana, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of: (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York’s statutory definition of extraordinary dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (1) 10% of policyholder’s surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, not including realized capital gains. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in the states of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the “positive earned surplus requirement”).

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

In March and April of 2013 our Principal Insurance Subsidiaries received approvals or notices of non-objection, as the case may be, from their respective domiciliary regulators to make extraordinary distributions in the aggregate amount of $1,434.0 million to Voya Financial, Inc. or Voya Holdings and paid such approved distributions on May 8, 2013 in connection with our IPO recapitalization activities.

The following table presents the extraordinary distributions paid by our Principal Insurance Subsidiaries in 2013:

($ in millions) Insurance Subsidiary	State of Domicile	Extraordinary Dividends Paid in 2013
Voya Insurance and Annuity Company	Iowa	$230.0
Security Life of Denver Insurance Company	Colorado	$447.0
ReliaStar Life Insurance Company	Minnesota	$583.0
Voya Retirement Insurance and Annuity Company	Connecticut	$174.0

Prior to our IPO, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore did not have capacity to make ordinary dividend payments to Voya Financial, Inc. or Voya Holdings Inc. without regulatory approval. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective state regulators, which could be granted or withheld at the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, following the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators.

This reset allows our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota to more readily build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generate positive earned surplus. Based on legislative amendments adopted by the Colorado legislature in 2014, our insurance subsidiary domiciled in Colorado is no longer subject to the positive earned surplus requirement. Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. Our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota did succeed in building up sufficient positive earned surplus to pay ordinary dividends in 2014. VRIAC had ordinary dividend capacity in December 2013 and also in 2014.

Our Principal Insurance Subsidiaries domiciled in Connecticut, Iowa and Minnesota, however, may not succeed in building up sufficient positive earned surplus going forward. If such Principal Insurance Subsidiaries do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity, or if our Principal Insurance Subsidiaries generate capital in excess of our combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits, then we may seek extraordinary dividends or distributions (for which prior approval of their respective domiciliary insurance regulators would be required, and can be granted or withheld in the discretion of the regulators). There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

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

Recent actions by the NAIC. The NAIC has begun a process of redefining the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving (“PBR”). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits. Another significant development was the adoption of the new Valuation Manual (“VM”), which defines PBR for life insurance policies. The full NAIC membership adopted the new VM in December 2012. The model law that enables the new VM will become effective on the January 1st after it has been adopted by at least 42 of the 55 jurisdictions that make up the NAIC, with the further proviso that the 42 adopting jurisdictions must also account for 75% of the premium by U.S. life insurance companies (measured as of 2008). The new VM is expected to become effective no earlier than January 1, 2016, and we anticipate that its provisions will require us to make changes to certain of our term and universal life insurance policies, in particular, those policies with guaranteed features and may result in more volatility in our financial results given the greater weight it places on current economic conditions.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items . State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers . An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2014, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

The NAIC is currently working with the American Academy of Actuaries as they consider possible updates to the asset factors that are used to calculate the RBC requirements for investment portfolio assets. The NAIC review may lead to an expansion in the number of NAIC asset class categories for factor-based RBC requirements and the adoption of new factors, which could increase capital requirements on some securities and decrease capital requirements on others. We cannot predict what, if any, changes may result from this review or their potential impact on the RBC ratios of our insurance subsidiaries that are subject to RBC requirements. We will continue to monitor developments in this area.

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

Management does not anticipate regulatory action as a result of the 2014 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

Securities Regulation Affecting Insurance Operations

Certain of our insurance subsidiaries sell variable life insurance and variable annuities that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the “Securities Act”). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our mutual funds, and in certain states, our variable life insurance and variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Act established the Federal Stability Oversight Council (“FSOC”), which is authorized to designate non-bank financial companies as systemically significant and accordingly subject such companies (Designated Financial Companies”) to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”) if the FSOC determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. In April 2012, FSOC adopted final rules for evaluating whether a non-bank financial company should be designated as systemically significant. As of December 31, 2014, FSOC has designated four non-bank financial companies as systemically significant. Insurance company subsidiaries of Designated Financial Companies would remain subject to liquidation and rehabilitation proceedings under state law, although the FSOC is authorized to direct that such proceedings be commenced against the insurer under state law. Designated Financial Companies are also required to prepare and file annually with the FRB and the Federal Deposit Insurance Office resolution plans, so-called “living wills,” that must demonstrate how the Designated Financial Company, and its material business lines and subsidiaries, could be resolved in a rapid and orderly manner in the event of material financial distress or failure. Designated Financial Companies are permitted, in some circumstances, to submit abbreviated versions of such plans. Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain bank holding companies stricter requirements and limitations relating to risk-based capital, leverage and liquidity. In February 2014, the FRB approved final rules for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations that implement certain of these and other prudential standards. The final rules incorporate a number of enhanced prudential standards that had previously been finalized and were in effect for U.S. bank holding companies, including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements. The final rules do not apply to Designated Financial Companies. However, Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying the enhanced prudential standards required by Dodd-Frank. The FSOC’s potential recommendation of measures to address systemic financial risk could affect our insurance operations as could a determination by the FSOC that we or our counterparties are systemically significant.

The Dodd-Frank Act also established FIO within the United States Department of the Treasury (“Treasury Department”). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a non-bank financial entity supervised by the FRB and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity through either federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including capital and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives and other reforms in its 2014 annual report. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary.

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

Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgements. The SEC indicated in 2014 it would decide whether to propose rules creating a uniform fiduciary standard of conduct applicable to broker-dealers and investment advisers, but did not do so. If it did adopt such ruling, the ruling could affect the distribution of our products. See “—Financial Reform Legislation and Initiatives—Dodd-Frank Wall Street Reform and Consumer Protection Act” below for more information on the Dodd-Frank Act. In 2014, the SEC and FINRA announced that the marketing and recommendation of IRA rollovers was an exam priority; accordingly, sales of Voya Financial rollover products, particularly by our affiliated broker-dealer firms could be affected by this heightened regulatory scrutiny.

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

In the fourth quarter of 2011, the DOL withdrew proposed regulations that would more broadly define the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice to an employee benefit plan or a plan’s participants. In early July 2013, the DOL announced that it would re-propose these regulations, under the revised general topic of conflicts of interest under ERISA pertaining to investment advice. The new proposed regulation is expected to be transmitted by the DOL to the Office of Management and Budget for review during the first quarter of 2015 and published for public comment during the second quarter of 2015. We cannot predict with any certainty what will be contained in the re -proposed regulations or when the DOL would propose the new rule become final or effective, but such regulations could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with any reissued and finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

The DOL has also issued a number of regulations recently, and may issue similar additional regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden on us, resulting in increased costs.

Trust Activities Regulation

Voya Institutional Trust Company (“VITC”), our wholly owned subsidiary, is a newly formed trust bank chartered by the Connecticut Department of Banking and is subject to regulation, supervision and examination by the Connecticut Department of Banking. VITC is not permitted to, and does not, accept deposits (other than incidental to its trust and custodial activities). VITC’s activities are primarily to serve as trustee or custodian for retirement plans or IRAs.

Voya Investment Trust Co., our wholly owned subsidiary, is a limited purpose trust company chartered with the Connecticut Department of Banking. Voya Investment Trust Co. is not permitted to, and does not, accept deposits (other than incidental to its trust activities). Voya Investment Trust Co.’s activities are primarily to serve as trustee for and manage various collective and common trust funds. Voya Investment Trust Co. is subject to regulation, supervision and examination by the Connecticut Banking Commissioner and is subject to state fiduciary duty laws. In addition, the collective trust funds managed by Voya Investment Trust Co. are generally subject to ERISA.

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject nonbank financial companies to the supervision of the Federal Reserve if the FSOC determines that, among other matters, material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we were designated by the FSOC as a systemically significant nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, which is expected to include once finalized, minimum capital requirements, liquidity standards, credit exposure requirements, resolution plan requirements, stress testing, management interlock prohibitions, and additional fees and assessments. Designated Financial Companies may also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to the Company, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. If ING Group were deemed to “control” the Company, the FSOC may consider the Company together with ING Group’s other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that the Company, either on a standalone basis or together with ING Group’s other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as ING Group has a significant ownership interest in the Company.

In addition, the Dodd-Frank Act contains numerous other provisions, some of which may have an impact on us. These include:

•	The FSOC may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in if the FSOC determines that those activities or practices could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•	The Dodd-Frank Act creates a new framework for regulating over-the-counter (“OTC”) derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. The Dodd-Frank Act also establishes new regulatory authority for the SEC and the CFTC over OTC derivatives and parties to OTC derivative transactions including “swap dealers,” “security-based swap dealers,” “major swap participants,” “major security-based swap participants” as well as end users of derivatives. In addition to mandatory central clearing and trade execution of certain OTC derivatives, such market participants are or will soon be subject to significant regulatory requirements including registration, reporting and recordkeeping, capital and margin requirements. The transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-cleared derivatives) presents potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may inhibit our ability to access market liquidity in those other jurisdictions.

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

International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group

The causes of the financial crisis of 2008-09 are being actively reviewed by lawmakers and regulators around the world, who are exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the Group of Twenty (“G20”) nations. The FSB, along with the G20, have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The FSB, for example, has designated certain companies as systemically significant, similar to the approach the FSOC may take in connection with systemically significant banks and non-bank financial companies under the Dodd-Frank Act. Legislators and regulatory authorities in a number of jurisdictions in which ING Group operates have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations as well as their own initiatives in a number of policy areas.

Regulation by Dutch Authorities

The Dutch Central Bank (De Nederlandsche Bank, or “DNB”) is the supervisor of ING Group. DNB supervises and assesses the financial situation of ING Group as a whole, which may include the operations of the Company and its subsidiaries. The ongoing divestment of the Company by ING Group continues to be subject to the oversight of the DNB. This supervision of compliance with regulatory requirements includes the topics of capital adequacy, risk concentration and intra group contracts and positions as well as rules regarding the operations of ING Group.

Dutch State Transactions and Restructuring Plan

In November 2009, the 2009 Restructuring Plan received formal EC approval and the separation of insurance and banking operations and other components of the 2009 Restructuring Plan were approved by ING Group’s shareholders.

On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of the Company by December 31, 2013, more than 50% of the Company by December 31, 2014, and 100% of the Company by December 31, 2016. ING Group divested 25% of the Company on May 7, 2013, in our initial public offering and an additional 4% on May 31, 2013 following the exercise by the underwriters in the initial public offering of an option to purchase additional shares. ING Group divested an additional 14% of the Company in October 2013, in a registered offering. ING Group further divested additional shares of the Company’s common stock in a series of transactions in March 2014, September 2014 and November 2014, each of which included a sale of shares in a registered public offering as well as a repurchase by Voya Financial, Inc. of shares of common stock directly from ING Group. These additional transactions reduced ING Group’s ownership of Voya Financial, Inc. to 19%. In case ING Group does not satisfy its commitment to timely divest the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case the EC may require additional restructuring measures or take enforcement actions against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

In addition to these divestment requirements, the 2012 Amended Restructuring Plan also places certain conditions and restrictions on ING Group’s business and operations, which could also apply to our business and operations. It is possible that we could be subject to all or a portion of these requirements as long as ING Group has a sufficient interest in our common stock.

The 2012 Amended Restructuring Plan requires ING Group to refrain from acquisitions of financial institutions. As a result, we may be prevented from making any such acquisitions for so long as ING Group continues to hold a sufficient interest in our common stock. In certain cases, the EC may grant its approval for an acquisition that would otherwise be prohibited by the 2012 Amended Restructuring Plan, in particular if such acquisition is essential in order to safeguard financial stability or competition in relevant markets. This acquisition ban will apply until the earlier of November 18, 2015, and the date on which ING Group has divested more than 50% of its insurance and investment management operations in each of Asia, the United States and Europe. The divestment of 50% of ING Group’s insurance and investment management operations is measured in terms of a divestment of over 50% of the shares in these operations, the loss of ING Group’s majority of directors on the boards of these operations and the accounting deconsolidation of the operations in line with IFRS accounting rules.

In operating our business, we may have to abide by these requirements of the EC, including any future decisions, guidance or interpretation of the EC, that may be applicable to Voya Financial, Inc. possibly for as long as ING Group has a sufficient interest in our common stock.

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

While we have integrated these new requirements into our benefit plans, we cannot reasonably predict the long-term impact of the Health Care Act, and any regulations or guidance related to the Health Care Act, on the marketplace and us as an employer or on the benefit plans we sponsor for employees or retirees and their dependents, or whether those benefits will remain competitive or effective in meeting their business objectives in the future. The Health Care Act also significantly impacts how employers provide health care to employees and how individuals obtain health care insurance. In response, we periodically benchmark our health plans to ensure they remain competitive within our industry and are responsive to market changes. Although we anticipate our short-term health plan costs will be in line with general employer medical plan inflationary trends, our long-term costs to provide such benefits and our tax liabilities in connection with benefits or compensation cannot be predicted with certainty.

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

U.S. Supreme Court Decision regarding Defense of Marriage Act

Prior to June 26, 2013, Section 3 of the Defense of Marriage Act (“DOMA”) dictated that same-sex marriages were not recognized for purposes of federal law. On that date, the United States Supreme Court held in United States v. Windsor that Section 3 of DOMA is unconstitutional. The Supreme Court however, did not strike down Section 2 of DOMA, which recognized each state’s ability to determine what constitutes valid marriage within its own state. The Windsor decision affects over 1,000 federal laws and regulations, many of which touch upon our services and procedures. The IRS and DOL have issued guidance affirming that they will regard individuals as married if the marriage is valid under the laws of the jurisdiction where the marriage took place. In the wake of the Windsor decision, a majority of states began recognizing same-sex marriage and many courts held that state prohibitions on same-sex marriage are unconstitutional. A recent decision by the Sixth Circuit Court of Appeals, however, reversed this trend and upheld same-sex marriage prohibitions by states within the Sixth Circuit. The Supreme Court agreed to hear the appeal of these Sixth Circuit cases and a decision is expected in June of 2015. It is anticipated that the Supreme Court’s decision regarding the Sixth Circuit cases will assist in resolving conflict among the Circuits, as well as some of the open issues pertaining to non-recognition states, including inconsistencies in the application of federal and state laws and how tax withholding is computed. Although we recognize that certain changes may be required as a result of the Supreme Court’s anticipated decision, we cannot predict with certainty how the decision or potential new regulations will impact our business, results of operations, cash flows or financial condition. It is also possible that future guidance from the Internal Revenue Service and state tax authorities may resolve these inconsistencies. Accordingly, it is possible that significant changes will be required to our tax reporting and withholding systems as a result.

AVAILABLE INFORMATION

We file periodic and current reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained through the SEC’s website (www.sec.gov) or by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or calling the SEC at 1-800-SEC-0330.

You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Proxy Statement, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) online at investors.voya.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

We face a variety of risks that are substantial and inherent in our business, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following are some of the more important factors that could affect our business.

Risks Related to Our Business—General

Continued difficult conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Deviating economic growth rates globally and attendant diverging paths of monetary policy could create new global imbalances, increasing market volatility and potentially impacting the availability and cost of credit.

In 2011, Standard & Poor’s Ratings Services (“S&P”) lowered its long term sovereign credit rating on the United States from AAA to AA+. Concerns persist around the long-term sustainability of the nation’s debt profile given expectations regarding future entitlement spending and persistent budget deficits.

Long-term structural headwinds remain in the Eurozone’s move towards a closer currency, fiscal, economic and monetary union. In addition, significant concerns persist regarding the sovereign debt of Greece, as well as certain other countries, which in some cases have required countries to obtain emergency financing. The financial turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings decline further, yields on the sovereign debt of certain countries may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

Weakening global growth has reduced the demand for certain commodities, resulting in sharply lower prices in 2014. While reduced energy and commodity prices may produce positive offsets for much of our investment portfolio, prolonged low prices could negatively impact the credit profile of issuers that produce these commodities or countries that chiefly export these commodities. Heightened geopolitical risk, most notably in Eastern Europe and the Middle East, could also lead to an increase in market volatility.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has begun to scale back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets including increases in interest rates and associated declining values on fixed income investments. As the Federal Reserve moves towards normalizing monetary policy and moving short-term interest rates off of their lower bound, the central bank may adversely affect prospects for continued economic recovery with little headroom for incremental monetary accommodation. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

Even in the absence of a market downturn, our insurance, annuity, retirement and investment products, as well as our investment returns and our access to and cost of financing, are sensitive to equity, fixed income, real estate and other market fluctuations and general economic and political conditions. These fluctuations and conditions could materially and adversely affect our results of operations, financial condition and liquidity, including in the following respects:

•	We provide a number of insurance, annuity, retirement and investment products that expose us to risks associated with fluctuations in interest rates, market indices, securities prices, default rates, the value of real estate assets, currency exchange rates and credit spreads. The profitability of many of our insurance, annuity, retirement and investment products depends in part on the value of the general accounts and separate accounts supporting them, which may fluctuate substantially depending on the foregoing conditions.

•	Volatility or downturns in the equity markets can cause a reduction in fee income we earn from managing investment portfolios for third parties and fee income on certain annuity, retirement and investment products. Because these products and services generate fees related primarily to the value of AUM, a decline in the equity markets could reduce our revenues because of the reduction in the value of the investments we manage.

•	A change in market conditions, including prolonged periods of high or low inflation or interest rates, could cause a change in consumer sentiment and adversely affect sales and could cause the actual persistency of these products to vary from their anticipated persistency (the probability that a product will remain in force from one period to the next) and adversely affect profitability. Changing economic conditions or adverse public perception of financial institutions can influence customer behavior, which can result in, among other things, an increase or decrease in claims, lapses, withdrawals, deposits or surrenders in certain products, any of which could adversely affect profitability.

•	An equity market decline, decreases in prevailing interest rates, or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance, annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of DAC and value of business acquired (“VOBA”).

•	Reductions in employment levels of our existing employer customers may result in a reduction in underlying employee participation levels, contributions, deposits and premium income for certain of our retirement products. Participants within the retirement plans for which we provide certain services may elect to effect withdrawals from these plans, or reduce or stop their payroll deferrals to these plans, which would reduce assets under management or administration and our revenues.

•	We have significant investment and derivative portfolios that include, among other investments, corporate securities, ABS, equities and commercial mortgages. Economic conditions as well as adverse capital market and credit conditions, interest rate changes, changes in mortgage prepayment behavior or declines in the value of underlying collateral will impact the credit quality, liquidity and value of our investment and derivative portfolios, potentially resulting in higher capital charges and unrealized or realized losses and decreased investment income. The value of our investments and derivative portfolios may also be impacted by reductions in price transparency, changes in the assumptions or methodology we use to estimate fair value and changes in investor confidence or preferences, which could potentially result in higher realized or unrealized losses and have a material adverse effect on our results of operations or financial condition. Market volatility may also make it difficult to value certain of our securities if trading becomes less frequent.

•	Market conditions determine the availability and cost of the reinsurance protection we purchase and may result in additional expenses for reinsurance or an inability to obtain sufficient reinsurance on acceptable terms, which could adversely affect the profitability of future business and the availability of capital to support new sales.

•	Hedging instruments we use to manage product and other risks might not perform as intended or expected, which could result in higher realized losses and unanticipated cash needs to collateralize or settle such transactions. Adverse market conditions can limit the availability and increase the costs of hedging instruments, and such costs may not be recovered in the pricing of the underlying products being hedged. In addition, hedging counterparties may fail to perform their obligations resulting in unhedged exposures and losses on positions that are not collateralized.

•	Regardless of market conditions, certain investments we hold, including privately placed fixed income investments, investments in private equity funds and commercial mortgages, are relatively illiquid. If we need to sell these investments, we may have difficulty selling them in a timely manner or at a price equal to what we could otherwise realize by holding the investment to maturity.

•	We are exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other retirement benefit obligations. Sustained declines in long-term interest rates or equity returns could have a negative effect on the funded status of these plans and/or increase our future funding costs.

•	Fluctuations in our operating results and our investment portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets. See “—Our ability to use beneficial U.S. tax attributes is subject to limitations.”

•	A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry. Regulatory changes implemented to address systemic risk could also cause market participants to curtail their participation in certain market activities, which could decrease market liquidity and increase trading and other costs.

•	Widening credit spreads, if not offset by equal or greater declines in the risk-free interest rate, would also cause the total interest rate payable on newly issued securities to increase, and thus would have the same effect as an increase in underlying interest rates with respect to the valuation of our current portfolio.

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

Disruptions, uncertainty or volatility in the capital and credit markets, such as that experienced over the past few years, may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to (1) delay raising capital, (2) reduce, cancel or postpone interest payments on our debt or reduce or eliminate dividends paid on our capital stock, (3) issue capital of different types or under different terms than we would otherwise or (4) incur a higher cost of capital than in a more stable market environment. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

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

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. This revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2013 through the date of this Annual Report on Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings”.

A downgrade of the financial strength rating of one of our Principal Insurance Subsidiaries could affect our competitive position by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings. This could lead to a decrease in AUM and result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. In addition, a downgrade in either our financial strength or credit ratings could potentially, among other things, increase our borrowing costs and make it more difficult to access financing; adversely affect the availability of LOCs and other financial guarantees; result in additional collateral requirements, or other required payments or termination rights under derivative contracts or other agreements; and/or impair, or cause the termination of, our relationships with creditors, broker-dealers, distributors, reinsurers or trading counterparties, which could potentially negatively affect our profitability, liquidity and/or capital. In addition, we use assumptions of market participants in estimating the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. These assumptions include our nonperformance risk (i.e., the risk that the obligations will not be fulfilled). Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

We receive an explicit guarantee of our liabilities under one International Swaps and Derivatives Association, Inc. (“ISDA”) master agreement from NN Group N.V. (“NN Group”), a subsidiary of ING Group. NN Group is successor to ING V which was previously our indirect parent. Additionally, certain of our securities are guaranteed by our shareholder, ING Group. A downgrade of the credit ratings of ING Group could result in downgrades of these securities and a downgrade in the credit ratings of NN Group could result in the need to post additional collateral under the ISDA master agreement. For information on additional collateral requirements in case of a downgrade of our, ING Group’s or NN Group’s ratings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Potential Impact of a Ratings Downgrade”.

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

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition

The inability of counterparties to meet their financial obligations could have an adverse effect on our results of operations.

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

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The deterioration or perceived deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Our credit risk may also be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure that is due to us, which is most likely to occur during periods of illiquidity and depressed asset valuations, such as those experienced during the financial crisis of 2008-09. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of rights under the contracts. Bankruptcies, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 29.8% of the carrying value of our total cash and invested assets as of December 31, 2014. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation (“CMO”) tranches in combination with financial derivatives as part of a proprietary strategy we refer to as “CMO-B,” as described under “Investments—CMO-B Portfolio”. As of December 31, 2014, our CMO-B portfolio had $3.7 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities and inverse interest-only securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk and prepayment risk. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2014, December 31, 2013 and December 31, 2012, approximately 44.4%, 38.3%, and 33.1%, respectively, of the Company’s total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although we believe our CMO-B portfolio has performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only (“IO”) and inverse IO valuations Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. As of December 31, 2014, our commercial loan portfolio had no commercial loans that were past due, and no commercial mortgage loans in the process of foreclosure. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Operating revenues for this segment were $655.4 million for the year ended December 31, 2014, $607.7 million for the year ended December 31, 2013, and $545.5 million for the year ended December 31, 2012 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Operating earnings before income taxes for this segment were $210.3 million for the year ended December 31, 2014, $178.1 million for the year ended December 31, 2013, and $134.5 million for the year ended December 31, 2012. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been and will likely continue to be difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2014, 4.8%, 92.9% and 2.3% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

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

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $31.6 million, $35.7 million, and $55.1 million in net realized capital losses for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We also participate in a repurchase agreement program whereby we sell fixed income securities to a third party, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase those same securities at a determined future date. During the term of the repurchase agreements, cash or other types of permitted collateral provided to us is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets in the event of counterparty default (i.e., the sold securities are not returned to us on the scheduled repurchase date). Cash proceeds received by us under the repurchase program are typically invested in fixed income securities but may in certain circumstances be available to us for liquidity or other purposes prior to the scheduled repurchase date. The repurchase of securities or our inability to enter into new repurchase agreements would reduce the amount of such cash collateral available to us. Market conditions on or after the repurchase date may limit our ability to enter into new agreements at a time when we need access to additional cash collateral for investment or liquidity purposes.

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

DAC represents the incremental costs related directly to the acquisition of new and renewal insurance and annuity contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase a contract. VOBA represents the present value of estimated cash flows embedded in acquired business, plus renewal commissions and certain other costs on such acquired business. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, management regularly reviews the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

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

In addition, if a reinsurer does not have accredited reinsurer status, or if a currently accredited reinsurer loses that status, in any state where we are licensed to do business, we are not entitled to take credit for reinsurance in that state if the reinsurer does not post sufficient qualifying collateral (either qualifying assets in a qualifying trust or qualifying LOCs). In this event, we would be required to establish additional statutory reserves. Similarly, the credit for reinsurance taken by our insurance subsidiaries under reinsurance agreements with affiliated and unaffiliated non-accredited reinsurers is, under certain conditions, dependent upon the non-accredited reinsurer’s ability to obtain and provide sufficient qualifying assets in a qualifying trust or qualifying LOCs issued by qualifying lending banks. In order to control expenses associated with LOCs, some of our affiliated reinsurers have established and will continue to pursue alternative sources for qualifying reinsurance collateral. If these steps are unsuccessful, or if unaffiliated non-accredited reinsurers that have reinsured business from our insurance subsidiaries are unsuccessful in obtaining sources of qualifying reinsurance collateral, our insurance subsidiaries might not be able to obtain full statutory reserve credit. Loss of reserve credit by an insurance subsidiary would require it to establish additional statutory reserves and would result in a decrease in the level of its capital, which could have a material adverse effect on our profitability, results of operations and financial condition.

We had $284.4 million and $176.6 million of unsecured unaffiliated reinsurance recoverable balances as of December 31, 2014 and 2013, respectively. These reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2014 and December 31, 2013.

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. (For additional discussion of possible updates to how the NAIC calculates RBC ratios, see “Item 1. Business—Regulation—Regulation Affecting Voya Financial, Inc.—Financial Regulation—Risk-Based Capital.”)

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

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2015 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. For more details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements.”

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of Des Moines (each an “FHLB”), which primarily serve as sources of funding for our Closed Block Institutional Spread Products segment. As of December 31, 2014 and 2013, we had $1.4 billion and $1.8 billion of non-putable funding agreements in force, respectively, and $265 million of LOC outstanding as of December 31, 2013, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities. The FHLB LOC was terminated in 2014. Should the FHLBs choose to change their definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB’s requirements or if legislative or other political actions cause changes to the FHLBs’ mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers’ trade secrets, personal information and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). Pursuant to federal laws, various federal regulatory and law enforcement agencies have established rules regarding the privacy and security of personal information. In addition, most states have enacted laws, which laws vary significantly from jurisdiction to jurisdiction, applicable to the privacy and security of personal information. Certain of our employees and contractors and many representatives of our broker-dealer subsidiaries have access to and routinely process personal information in a variety of forms, including computerized, paper and other forms. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us, our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or confidential customer information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “—Interruption or other operational failures in telecommunication, information technology, and other operational systems, or a failure to maintain security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could harm our business.”

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

In addition, businesses in the United States and in other countries have increasingly become the targets of “cyberattacks”, “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and similar personal information we maintain, we may be at particular risk for targeting.

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

In addition, FASB is working on several projects which could result in significant changes in U.S. GAAP, including how we account for our insurance policies, annuity contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

We may be required to establish an additional valuation allowance against the deferred income tax asset if our business does not generate sufficient taxable income or if our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2014, we have a net deferred tax asset balance of $1.3 billion. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, “Income Taxes”.

Our ability to use beneficial U.S. tax attributes is subject to limitations.

Section 382 (“Section 382”) and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a “loss trafficking” transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period (“Section 382 event”). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. As part of our participation in the IRS’s Compliance Assurance Process (“CAP”), in December 2014, we entered into an Issue Resolution Agreement (“IRA”) with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. Under the IRA, this annual limitation is estimated to be (i) for the 2014 to 2018 tax years, approximately $520 million per year, plus certain capital gains and (ii) for the 2019 and subsequent tax years, $450 million per year. To the extent the annual limitation is not met within any one year the excess will be available in subsequent years. The annual limitation under the IRA will apply to an amount estimated to be not greater than approximately $3.2 billion of the Company’s federal tax attributes related to net operating losses and capital losses and approximately $285 million related to tax credits. As with issue resolution agreements entered into under the CAP, the matters addressed by the IRA may be re-visited by the IRS in connection with a tax audit or other an examination or inquiry of the Company’s tax position.

Although we experienced a Section 382 event during the quarter ended March 31, 2014, the deferred tax asset, the valuation allowance, and the admitted deferred tax asset did not change as a result of this event. Because our estimates and underlying data are dependent on many factors and because the application of Section 382 is the subject of ongoing review by the IRS, the ultimate impact of the Section 382 event may be materially different.

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The financial crisis of 2008-09 and current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/

or legal proceedings involving us or our affiliates, possibly including ING Group, could also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

Litigation may adversely affect our profitability and financial condition.

We are, and may be in the future, subject to legal actions in the ordinary course of insurance, investment management and other business operations. Some of these legal proceedings may be brought on behalf of a class. Plaintiffs may seek large or indeterminate amounts of damage, including compensatory, liquidated, treble and/or punitive damages. Our reserves for litigation may prove to be inadequate and insurance coverage may not be available or may be declined for certain matters. It is possible that our results of operations or cash flows in a particular interim or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation depending, in part, upon the results of operations or cash flows for such period. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material adverse effect on our financial condition.

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

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, and trade secrets or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of contractual copyright, trademark or license rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

When contributing to our qualified retirement plans, we will take into consideration the minimum and maximum amounts required by ERISA, the attained funding target percentage of the plan, the variable-rate premiums that may be required by the PBGC, and any funding relief that might be enacted by Congress. These factors could lead to increased PBGC variable-rate premiums and/or increases in plan funding in future years.

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

Our CBVA segment consists of retail variable annuity insurance policies sold primarily from 2001 to early 2010, when the block entered run-off. This segment represented 15.5% of our total AUM as of December 31, 2014, income (loss) before income taxes was ($255.2) million, ($1,209.3) million and ($692.3) million for the years ended December 31, 2014, 2013, and 2012, respectively. Revenues for the segment were $1,246.0 million, ($726.2) million and ($70.0) million for the years ended December 31, 2014, 2013, and 2012, respectively. See “Item 1. Business—Closed Blocks—CBVA.” These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer’s direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include GMDB. In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts.

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

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

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

During the third quarters of 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs. Annual assumption changes and revisions to projection model inputs implemented during 2014 resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and unfavorable $85.5 million resulting from policyholder behavior assumption changes.

As discussed above, our recent changes in lapse assumptions moved our assumptions to be in line with lapse experience between mid-2011 to the present. Also as described above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

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

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from equity market movements and less on the U.S. GAAP earnings impact of this block. U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore our Variable Annuity Hedge Program may create earnings volatility in our U.S. GAAP financial statements, or produce lower U.S. GAAP income or even U.S. GAAP losses compared to what our unhedged results would have been. In general, in any given period rising equity market values can produce losses in our Variable Annuity Hedge Program that substantially exceed the benefit we derive from the associated decrease in valuation of the future policy benefits associated with CBVA products on a U.S. GAAP basis, and the impact of declining equity markets can produce gains in our Variable Annuity Hedge Program that substantially exceed the loss we derive from the associated increase in valuation of the future policy benefits on a U.S. GAAP basis. We recorded net gains (losses) related to incurred guaranteed benefits and guaranteed benefit hedging, including the CHO program, but excluding the effect of nonperformance risk, of ($1,597.3) million, ($1,674.3) million, and ($1,209.3) million for the years ended December 31, 2014, 2013, and 2012, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Company Consolidated.”

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

Risks Related to Regulation

Our businesses and those of our affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

We are subject to detailed insurance, asset management and other financial services laws and government regulation. In addition to the insurance, asset management and other regulations and laws specific to the industries in which we operate, regulatory agencies have broad administrative power over many aspects of our business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Also, bank regulators and other supervisory authorities in the United States and elsewhere continue to scrutinize payment processing and other transactions under regulations governing such matters as money-

laundering, prohibited transactions with countries subject to sanctions, and bribery or other anti-corruption measures. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations applicable to our businesses.

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

To the extent that we remain affiliated with ING Group, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject without such affiliation. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. Various jurisdictions in which ING Group and its subsidiaries operate, including the United States, apply prudential and other regulations to the holding companies and affiliates of financial institutions. If the applicable laws and regulations in any of these jurisdictions, or the application or interpretation of such laws and regulations by applicable regulators and other authorities, were to change, or if ING Group or one of its subsidiaries were to change the nature of the regulated activities they conduct, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not be subject as a standalone enterprise. This could require us to incur material compliance, reporting or other costs or to forego certain types of material revenues or we could otherwise be confronted with consequences that are material and adverse to us. We do not have any control over the activities conducted by ING Group or its subsidiaries.

In addition, the 2012 Amended Restructuring Plan contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions. See “Item 1. Business—Regulation—Dutch State Transactions and Restructuring Plan”.

If ING Group or one of its subsidiaries were to change the nature of the regulated activities it conducts, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not otherwise be subject as a standalone enterprise.

As long as ING Group continues to be a significant shareholder of the Company, we may be subject to laws, regulations, disclosures and restrictions to which we would not be subject as a standalone enterprise. These restrictions could be extensive and include limitations on the activities we may conduct and the way in which we organize and operate our businesses. For instance, ING Group’s wholly owned subsidiary, ING Bank, may from time to time consider whether to establish a branch office in the United States. If ING Bank were to establish a U.S. branch, ING Group and ING Bank would be subject to supervision and regulation by the Federal Reserve under various laws, including the Bank Holding Company Act of 1956, as amended (“BHCA”), and the International Banking Act of 1978, and we may be subject to the same limitations (including restrictions on acquisitions) if we were deemed to be “controlled” by ING Group. As a result, we could be required to incur material compliance, reporting or other costs or to forego certain types of material revenues or could otherwise be confronted with consequences that are material and adverse to us.

The BHCA would provide ING Group, ING Bank and us a two-year period in which to comply with certain of the BHCA activity restrictions, with the possibility of our obtaining up to three one-year extensions. There is no guarantee, however, that the Federal Reserve would grant these requests.

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

State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. We also use our Arizona captive primarily to reinsure life insurance and annuity business from our insurance subsidiaries. In October 2011, the NAIC established a subgroup to study insurers’ use of captive reinsurance companies and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captives proposals. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted AG48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the framework set out in the Rector Report. As adopted, AG48 limits the type of assets that may be used as collateral to back the XXX and AXXX statutory reserves. The new guidance will apply prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to address other aspects of the Rector framework. In March 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In November 2014, NAIC staff were directed to prepare a new accreditation proposal relating to captives, and on February 24, 2015, the NAIC F Committee exposed for public comment such a proposal, in the form of a revised preamble to the NAIC accreditation standards. The proposal would require states to apply the NAIC accreditation standards to captive reinsurers that assume (i) XXX/AXXX policies issued on or after January 1, 2015, or issued prior to January 1, 2015 and that were not part of a reinsurance arrangement as of December 31, 2014, (ii) variable annuities, and (iii) long term care insurance. As drafted, it appears that the proposal would apply to our Arizona captive. We cannot predict what revisions, if any, will be made to the proposal as a result of the public comment or other NAIC deliberations, whether this or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that prohibits or limits our use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the February 2015 NAIC accreditation proposal, could have a material adverse effect on our financial condition or results of operations. For more detail see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries.”

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. For a description of certain regulatory inquiries affecting the Company, see the Litigation and Regulatory Matters section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K. It is possible that future regulatory inquiries or investigations involving the insurance industry generally, or the Company specifically, could materially and adversely affect our business, results of operations or financial condition.

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

Our insurance, annuity, retirement and investment products are subject to a complex and extensive array of state and federal tax, securities, insurance and employee benefit plan laws and regulations, which are administered and enforced by a number of different governmental and self-regulatory authorities, including state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL and the IRS.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. Key aspects we have identified to date of the Dodd-Frank Act’s potential impact on us include:

•	If designated by the FSOC as a nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including, among other matters, minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their scope, size, and potential impact of their activities on the financial stability of the United States. Further, if ING Group were deemed to “control” the Company, the FSOC may consider the Company together with ING Group’s other operations in the United States for purposes of making this determination. Therefore, while we believe it is unlikely that the Company, either on a standalone basis or together with ING Group’s other operations in the United States, will ultimately receive this designation, there is a greater likelihood of such a designation being made for as long as ING Group has a significant ownership interest in the Company.

•	Title II of the Dodd-Frank Act provides that a financial company, such as us, may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation as receiver, upon a determination that it is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how rating agencies, or creditors of us or our subsidiaries, will evaluate this potential or whether it will impact our financing or hedging costs.

•	Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. New margin and capital requirements on market participants that will be contained in final regulations to be adopted by the SEC and the CFTC could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•	Pursuant to requirements of the Dodd-Frank Act, the SEC and CFTC are currently considering whether stable value contracts should be regulated as “swap” derivative contracts. In the event that stable value contracts become subject to such regulation, certain aspects of our business could be adversely impacted, including issuance of stable value contracts and management of assets pursuant to stable value mandates.

•	The Dodd-Frank Act establishes the FIO within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC’s decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increasing national uniformity by federal involvement or effective action by the states. The director issued that report in December 2013, recommending, in part, increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives and other reforms in its 2014 annual report. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

•	Under the Dodd-Frank Act, various federal regulators have adopted the Volcker Rule, which places limitations and restrictions on the ability of certain deposit institutions and regulated banking entities, as well as their affiliates, to engage in certain proprietary trading or sponsor and invest in private funds. In the event that one of our affiliates becomes a depository institution or otherwise becomes subject to the Volcker Rule, our investment activities could be restricted.

•	The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “—Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

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

In addition to the Dodd-Frank Act, regulators and lawmakers in non-U.S. jurisdictions are engaged in addressing the causes of the financial crisis of 2008-09 and means of avoiding such crises in the future. Although currently we are not directly subject to non-U.S. regulation, we may be significantly affected by foreign regulatory actions, due to ING Group continued significant ownership interest in us or because of business relationships with institutions that are subject to direct regulation in non-U.S. jurisdictions . We are unable to predict how any such regulations could directly or indirectly affect our business, our relationship with ING Group and other foreign institutions or our results of operations, financial condition and liquidity. For a further discussion of foreign regulation and its potential effect on us, see “Item 1. Business—Regulation—International and National Regulatory Initiatives that May Affect Us as a Consequence of our Affiliation with ING Group”.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. For example, the Dodd-Frank Act authorizes the SEC to establish a standard of conduct applicable to brokers and dealers when providing personalized investment advice to retail customers. This standard of conduct would be to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer providing the advice. In 2014, the SEC and FINRA announced that the marketing and recommendation of IRA rollovers was an exam priority; accordingly, sales of Voya Financial rollover products, particularly by our affiliated broker-dealer firms could be affected by this heightened regulatory scrutiny. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over them. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our results of operations and financial condition.

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

Other proposed regulatory initiatives under ERISA may negatively impact our broker-dealer subsidiaries. In particular, the DOL issued a proposed regulation in October 2010 that would, if adopted as proposed, significantly broaden the circumstances under which a person or entity providing investment advice with respect to ERISA plans or IRAs would be deemed a fiduciary under ERISA or the Internal Revenue Code. Although the DOL withdrew this proposal in the fourth quarter of 2011, it has announced in July of 2013 that it would re-propose the regulation under the revised general topic of conflicts of interest under ERISA pertaining to investment advice. The new proposed regulation is expected to be transmitted by the DOL to the Office of Management and Budget for review during the first quarter of 2015 and published for public comment during the second quarter of 2015. We cannot predict with any certainty what will be contained in the re-proposed regulations or when the DOL would propose the new rule become final or effective, but they could alter the way our products and services are marketed and sold to ERISA plans and their plan participants and to purchasers of individual retirement accounts and individual retirement annuities. This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed regulations may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to advisors who would not be deemed fiduciaries under current regulations. See “Item 1. Business—Regulation—Employee Retirement Income Security Act Considerations”.

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

Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 made significant changes in employer pension funding obligations associated with defined benefit pension plans that are likely to increase sponsors’ costs of maintaining these plans and imposed certain requirements on defined contribution plans. Over time, these changes could negatively impact our sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which we provide insurance, asset management, administrative, or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment-based retirement plans.

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

We have implemented reinsurance and capital management actions to mitigate the capital impact of XXX and AG38, including the use of LOCs and the implementation of other transactions that provide acceptable collateral to support the reinsurance of the liabilities to wholly owned reinsurance captives or to third-party reinsurers. These arrangements are subject to review and approval by state insurance regulators and review by rating agencies. In October 2011, the NAIC established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. Additionally, in June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. Also, in December 2013, FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captives proposals. See “—Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries”. Rating agencies may include a portion of these LOCs or other collateral in their calculation of leverage calculations, which could increase their assessment of our leverage ratios and potentially impact our ratings. We cannot provide assurance that we will be able to continue to use captive reinsurance companies or that there will not be regulatory or rating agency challenges to the reinsurance and capital management actions we have taken to date or that acceptable collateral obtained through such transactions will continue to be available or available on a cost-effective basis.

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

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment product less attractive to customers.

Changes in tax laws could increase our taxes and our effective tax rates. For example, the Obama Administration recently re-proposed modifying the dividends received deduction for life insurance company separate accounts, and such a modification could significantly reduce or eliminate the dividends received deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense determined using the federal statutory income tax rate of 35%. Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have entered into agreements with the IRS to resolve issues related to (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increase our taxes and our effective tax rates. Further, changes in tax rates could affect the amount of our deferred tax assets and deferred tax liabilities. One such change relates to the current debate over corporate tax reform and corporate tax rates. A reduction in the top federal tax rate would result in lower statutory deferred tax assets. Such a reduction in the statutory deferred tax asset may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

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

With the leadership changes as a consequence of the mid-term elections, Congress has signaled renewed interest in pursuing tax reform premised on the notion of reducing corporate rates by broadening the taxable income base and reducing tax preferences, including possibly the reduction or elimination of tax preferences associated with our industry. We also believe that states that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

Risks Related to Our Separation from, and Continuing Relationship with, ING Group

ING Group’s continuing significant interest in us may result in conflicts of interest.

ING Group owns approximately 19% of our outstanding common stock. ING Group is currently required pursuant to the 2012 Amended Restructuring Plan to divest all of its global insurance and investment management business. See “Item 1. Business—ING Group Restructuring Plan with European Commission”. It is thus expected that ING Group will sell its remaining interest in Voya Financial, Inc. through one or more additional public offerings of our stock or, possibly, through one or more privately negotiated sales of our stock.

Conflicts of interest may arise between us and ING Group in a number of areas relating to our past and ongoing relationships. While ING Group is no longer a majority stockholder and no longer has rights under the Shareholder Agreement to appoint directors, it is still our largest shareholder and can exercise significant voting power in shareholder elections.

Our continuing relationship with ING Group, our largest shareholder, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

ING Group owns 19% of our common stock. Circumstances affecting ING Group may continue to have an impact on us and we cannot be certain how further changes in circumstances affecting ING Group may impact us.

In November 2008, the Dutch State purchased non-voting core Tier 1 securities from ING Group for a total consideration of €10 billion and in the first quarter of 2009 ING Group entered into an Alt-A Back-up Facility with the Dutch State.

In 2009, ING Group was required to submit a restructuring plan to the EC to obtain EC approval for the Dutch State Transactions under the EC state aid rules. On October 26, 2009, ING Group announced its 2009 Restructuring Plan, pursuant to which ING Group is required to divest its insurance and investment management businesses, including the Company. On November 19, 2012, ING Group and the EC announced that the EC approved the 2012 Amended Restructuring Plan. The 2012 Amended Restructuring Plan requires ING Group to divest at least 25% of the Company by December 31, 2013, more than 50% of the Company by December 31, 2014, and 100% of the Company by December 31, 2016. ING Group divested 25% of the Company on May 7, 2013, in our initial public offering and an additional 4% on May 31, 2013 following the exercise by the underwriters in the initial public offering of an option to purchase additional shares. ING Group divested an additional 14% of the Company in October 2013, in a registered offering. ING Group further divested additional shares of Voya Financial, Inc.’s common stock in a series of transactions in March 2014, September 2014 and November 2014, each of which included a sale of shares in a registered public offering as well as a repurchase by Voya Financial, Inc. of shares of common stock directly from ING Group. These additional transactions reduced ING Group’s ownership of Voya Financial, Inc. to 19%, as of December 31, 2014. In case ING Group does not satisfy its commitment to timely divest the Company as agreed with the EC, or in case of any other material non-compliance with the 2012 Amended Restructuring Plan, the Dutch State will renotify the recapitalization measure to the EC. In such a case, the EC may require additional restructuring measures or take enforcement action against ING Group, or, at the request of ING Group and the Dutch State, could allow ING Group more time to complete the divestment.

The 2012 Amended Restructuring Plan also contains provisions that could limit our business activities, including restricting our ability to make certain acquisitions. See “Item 1. Business—Regulation—Dutch State Transactions and Restructuring Plan”.

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

Our new status as a separate, publicly traded company could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. ING U.S., Inc. changed its legal name to Voya Financial, Inc. in April 2014; and in May 2014 our Investment Management and Employee Benefits businesses began using the Voya Financial brand. In September 2014, all of our businesses began using the Voya Financial brand and all remaining ING U.S. legal entities that had names incorporating the “ING” brand changed their names to reflect the Voya brand. While the bulk of our operational and legal entity rebranding efforts are now behind us, we anticipate that the entire process of changing all marketing materials, operating materials and legal entity names containing the word “ING” or “Lion” to our new brand name will be completed no later than October 2015, at a cost between $40 million and $50 million.

Some of our existing policyholders, contract owners and other customers may choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we are no longer a part of ING Group.

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

When ING Group was our majority shareholder, we had benefited from certain contractual arrangements between ING Group and ING Bank and various third-party vendors. These contractual arrangements permit ING Group affiliates such as the Company to make use of the software licenses and related services provided thereunder. There is no assurance that, once we are no longer entitled to benefit from these arrangements, we will be able to obtain these services at the same levels or obtain the same benefits through new, independent relationships with third-party vendors. Likewise, we may not be able to replace these services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received as a subsidiary of ING Group.

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

Our amended and restated certificate of incorporation also provides that certain of our former directors, who have also served as directors, officers, employees or agents of ING Group, are relieved of the obligation to refer potential business opportunities to the Company or to notify the Company of potential business opportunities of which they become aware, and they may instead refer such opportunities to ING Group, subject to certain limited exceptions.

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

In particular, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a management’s report on our internal controls in annual reports on Form 10-K. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

Our historical consolidated financial data are not necessarily representative of the results we would have achieved as a standalone company and may not be a reliable indicator of our future results.

Our historical consolidated financial data included in this Annual Report on Form 10-K for periods prior to our IPO do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. For example, we have adjusted our capital structure to more closely align with peer U.S. public companies. As a result, financial metrics that are influenced by our capital structure, such as interest expense and return on equity, are not necessarily indicative for periods prior to our IPO of the performance we may achieve as a standalone company. In addition, significant increases may occur in our cost structure as a result of our initial public offering, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002. Also, as described in “—Our separation from ING Group could adversely affect our business and profitability due to ING Group’s strong brand and reputation,” we anticipate incurring substantial expenses in connection with rebranding our Company.

As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to Our Holding Company Structure

As holding companies, Voya Financial, Inc. and Voya Holdings depend on the ability of their subsidiaries to transfer funds to them to meet their obligations.

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends and to meet its other obligations. These subsidiaries are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings, which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. will further depend on their ability to meet applicable regulatory standards and receive regulatory approvals, as discussed below under “—The ability of our insurance subsidiaries to pay dividends and other distributions to Voya Financial, Inc. and Voya Holdings is further limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.”

Voya Holdings is wholly owned by Voya Financial, Inc. and is also a holding company, and accordingly its ability to make payments under its guarantees of our indebtedness is subject to restrictions and limitations similar to Voya Financial, Inc. Neither Voya Financial, Inc., nor Voya Holdings, has significant sources of cash flows other than from our subsidiaries that do not guarantee such indebtedness.

If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to Voya Financial, Inc. and Voya Holdings is materially restricted by regulatory requirements, other cash needs, bankruptcy or insolvency, or our need to maintain the financial strength ratings of our insurance subsidiaries, or is limited due to operating results or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise cash by these means. This could materially and adversely affect the ability of Voya Financial, Inc. and Voya Holdings to pay their obligations.

The ability of our insurance subsidiaries to pay dividends and other distributions to Voya Financial, Inc. and Voya Holdings is further limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.

The payment of dividends and other distributions to Voya Financial, Inc. and Voya Holdings by our insurance subsidiaries is regulated by state insurance laws and regulations.

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. Under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Indiana, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York’s statutory definition of extraordinary dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (1) 10% of policyholder’s surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, not including realized capital gains. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the “positive earned surplus requirement”). From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. No assurance is given that more stringent restrictions will not be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Voya Financial, Inc. or Voya Holdings by our insurance subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

Prior to our initial public offering, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore had no ordinary dividend capacity. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective domiciliary state regulators, which could be granted or withheld in the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, following the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. A detailed description of the permitted practices is included in “Item 1. Business—Regulation—Insurance Regulation—Insurance Holding Company Regulation”.

This reset allows our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota to build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generate positive earned surplus. Based on legislative amendments adopted by the Colorado legislature in 2014, our insurance subsidiary domiciled in Colorado is no longer subject to the positive earned surplus requirement. Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. Our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota did succeed in building up sufficient positive earned surplus to pay ordinary dividends in 2014. VRIAC had ordinary dividend capacity in December 2013 and also in 2014.

Our Principal Insurance Subsidiaries domiciled in Connecticut, Iowa and Minnesota, however, may not succeed in building up sufficient positive earned surplus going forward. If such Principal Insurance Subsidiaries do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity, or if our Principal Insurance Subsidiaries generate capital in excess of our combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits, then we may seek extraordinary dividends or distributions (for which prior approval of their respective domiciliary insurance regulators would be required, and can be granted or withheld in the discretion of the regulators). There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, we owned or leased 75 locations totaling approximately 2.1 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.3 million square feet was leased properties throughout the United States.

Item 3. Legal Proceedings

See the Litigation and Regulatory Matters section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item  8. in this Annual Report on Form 10-K for a description of our material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

Voya Financial, Inc.’s common stock, par value $0.01 per share, began trading on the NYSE under the symbol “VOYA” on May 2, 2013.

The following table summarizes high and low sales prices for the common stock on the NYSE for the periods indicated:

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$37.75	$37.59	$40.08	$43.35
Low	$32.70	$32.60	$35.73	$33.94

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$—	$29.06	$32.70	$36.08
Low	$—	$19.20	$26.97	$28.64

At February 24, 2015, there were two stockholders of record of common stock.

The following table presents dividend declaration dates, record and payment dates, as well as per share dividend amounts, for the common stock:

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 25, 2013	August 30, 2013	October 1, 2013	$0.01
October 31, 2013	November 29, 2013	December 30, 2013	$0.01
February 6, 2014	February 28, 2014	March 31, 2014	$0.01
May 28, 2014	June 9, 2014	June 30, 2014	$0.01
July 31, 2014	August 29, 2014	September 30, 2014	$0.01
October 30, 2014	November 28, 2014	December 30, 2014	$0.01
February 5, 2015	February 27, 2015	March 31, 2015	$0.01

The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.’s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K. and the Shareholders’ Equity and Earnings per Common Share Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, for further information regarding common stock dividends.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
							(in millions)
October 1, 2014—October 31, 2014	150,152	(2)	$38.14		150,152		$185.6
November 1, 2014—November 30, 2014	4,469,987	(3)	39.15	(3)	4,469,987	(3)	10.6
December 1, 2014—December 31, 2014	—		—		—		10.6

Total	4,620,139				4,620,139

(1)	On March 13, 2014, Voya Financial, Inc.’s Board of Directors authorized a share repurchase program (the “Direct Share Repurchase Program”), pursuant to which Voya Financial, Inc. may, from time to time, purchase shares of its common stock through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions or tender offers. The initial authorization under the Direct Share Repurchase Program permitted the repurchase of a number of shares of the Company’s common stock having an aggregate repurchase price not exceeding $300.0 million. On July 31, 2014, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $500.0 million. On February 5, 2015, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $750.0 million, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. The authorization for the Direct Share Repurchase Program may be terminated, increased or decreased by Voya Financial, Inc.’s Board of Directors at any time.
(2)	Represents shares delivered upon termination of an accelerated share repurchase contract.
(3)	Represents purchases from ING Group pursuant to a share repurchase agreement dated November 11, 2014.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended December 31, 2014, there were 56,081 treasury share increases in connection with such withholding activities.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the Company’s Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2014, 2013 and 2012 and the Balance Sheet data as of December 31, 2014 and 2013 have been derived from the Company’s Consolidated Financial Statements included elsewhere herein. The Statement of Operations data for the years ended December 31, 2011 and 2010 and the Balance Sheet data at December 31, 2012, 2011 and 2010 have been derived from the Company’s audited Consolidated Financial Statements not included herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$4,614.8	$4,689.0	$4,697.9	$4,968.8	$4,987.0
Fee income	3,632.5	3,666.3	3,515.4	3,603.6	3,516.5
Premiums	2,626.4	1,956.3	1,861.1	1,770.0	1,707.5
Total net realized capital gains (losses)	(894.4)	(2,534.8)	(1,280.8)	(1,531.4)	(1,678.0)
Total revenues	11,070.9	8,758.5	9,615.3	9,718.8	9,274.2
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	5,937.9	4,497.8	4,861.6	5,742.0	5,027.3
Operating expenses	3,561.7	2,686.7	3,155.0	3,030.8	3,033.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	379.3	442.8	722.3	387.0	746.6
Interest expense	189.7	184.8	153.7	139.3	332.5
Total benefits and expenses	10,285.7	8,000.4	9,009.3	9,441.0	9,236.4
Income (loss) before income taxes	785.2	758.1	606.0	277.8	37.8
Net income (loss)	2,537.4	790.6	611.2	102.8	(133.2)
Less: Net income (loss) attributable to noncontrolling interest	237.7	190.1	138.2	190.9	(10.3)
Net income (loss) available to Voya Financial, Inc.’s common shareholders	2,299.7	600.5	473.0	(88.1)	(122.9)
Earnings Per Share(1)
Basic	$9.09	$2.40	$2.06	$(0.38)	$(0.53)

Diluted	$9.02	$2.38	$2.06	$(0.38)	$(0.53)

Cash dividends declared per common share	$0.04	$0.02	$—	$—	$—

	Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in millions)
Balance Sheet Data:
Total investments	$90,833.8	$87,050.8	$95,487.6	$92,819.2	$86,886.1
Assets held in separate accounts	106,007.8	106,827.1	97,667.4	88,714.5	95,588.1
Total assets	226,951.4	221,023.2	216,394.2	203,572.8	204,376.5
Future policy benefits and contract owner account balances	85,010.7	84,006.7	86,055.7	88,358.4	83,642.8
Short-term debt	—	—	1,064.6	1,054.6	5,464.6
Long-term debt	3,515.7	3,514.7	3,171.1	1,343.1	2,784.0
Liabilities related to separate accounts	106,007.8	106,827.1	97,667.4	88,714.5	95,588.1
Total Voya Financial, Inc. shareholders’ equity, excluding AOCI(2)	13,004.2	11,423.1	10,164.2	9,758.9	5,857.5
Total Voya Financial, Inc. shareholders’ equity	16,107.9	13,272.2	13,874.9	12,353.9	6,830.8
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges(3)(4)	1.27	1.27	1.20	1.06	NM

(1)	For 2013 and prior, per share amounts give retroactive effect to the 2,295.248835-for-1 stock split effected on April 11, 2013.
(2)	Shareholders’ equity, excluding AOCI, is derived by subtracting AOCI from Voya Financial, Inc. shareholders’ equity—both components of which are presented in the respective Consolidated Balance Sheets. For a description of AOCI, see the Accumulated Other Comprehensive Income (Loss) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. We provide shareholders’ equity, excluding AOCI, because it is a common measure used by insurance analysts and investment professionals in their evaluations.
(3)	Earnings were insufficient to cover fixed charges at a 1:1 ratio by $39.0 million for the year ended December 31, 2010. This ratio is presented as “NM” or not meaningful.
(4)	Interest and debt issuance costs include interest costs related to variable interest entities of $209.5 million, $180.6 million, $106.4 million, $68.4 million and $49.8 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges of 1.25, 1.24, 1.19, 1.04 and 1.01 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges excluding interest credited to policyholder account balances of 3.70, 3.77, 3.81, 1.69 and 1.16 for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2014, 2013 and 2012 and financial condition as of December 31, 2014 and 2013. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the “Note Concerning Forward-Looking Statements.”

Overview

We provide our principal products and services in three ongoing businesses (“Ongoing Business”)—Retirement Solutions, Investment Management and Insurance Solutions—and report our results for the Ongoing Business through five segments.

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities:

•	Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets. Our Retirement segment also provides rollover individual retirement accounts (“IRAs”) and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators (“TPAs”), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

•	Our Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent marketing organizations, independent broker-dealers, banks, independent insurance agents, pension professionals and affiliated broker-dealers.

The Investment Management business provides its products and services through a single segment, also called Investment Management:

•	Our Investment Management business provides investment products and retirement solutions to both individual and institutional customers by offering domestic and international fixed income, equity, multi-asset and alternative products and solutions across a range of asset classes, geographies, market sectors, investment styles and capitalization spectrums. Investment Management products and services are primarily marketed to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and the general accounts of our insurance company subsidiaries. Investment Management products and services are distributed through a combination of our direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•	Our Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term life products. Our customers range across a variety of age groups and income levels. We distribute our product offering through three main channels: our independent sales channel, our strategic distribution channel and our specialty markets channel. Our independent sales channel consists of a large network of independent general agents and marketing companies who interact with the majority of licensed independent life insurance agents in the United States. Our strategic distribution channel encompasses a network of independent managing directors who support a large team of producers who engage with our broker-dealers to sell a range of products including our branded life, annuity and mutual funds. Finally, our specialty markets channel focuses on alternative distribution and consists of a large team of producers, in addition to banks, life insurance quote agencies and internet direct marketers.

•	Our Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. We reinsure substantially all of our new disability sales to a third party. To distribute our products, we utilize brokers, consultants, TPAs and private exchanges. In the voluntary market, policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers.

In addition to our Ongoing Business, we also have Corporate and Closed Blocks segments. Corporate includes our corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, such as certain expenses and liabilities of employee benefit plans and intercompany eliminations.

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold. The Closed Block Variable Annuity (“CBVA”) segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued guaranteed investment contracts (“GICs”) and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses. Accordingly, these segments have been classified as closed blocks and are managed separately from our Ongoing Business.

Trends and Uncertainties

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we discuss a number of trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this MD&A, as part of our broader analysis of that area of our business. In addition, the following factors represent some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. In the short- to medium-term, this potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management (“AUM”) fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 (“financial crisis”) and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

Yields across high quality fixed income classes generally moved lower in 2014, and interest rates remain low by historical standards. The prolonged low interest rate environment has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•	Our general account investment portfolio, which was approximately $88.7 billion as of December 31, 2014, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2015 will earn an average yield in the range of 4.00% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•	Certain of our products pay guaranteed minimum rates. For example, fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans, universal life (“UL”) policies and individual fixed annuities include guaranteed minimum credited rates. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

•	Our CBVA segment provides certain guaranteed minimum benefits. A prolonged low interest rate environment may subject us to increased hedging costs or an increase in the amount of statutory reserves that our insurance subsidiaries are required to hold for these variable annuity guarantees, lowering their statutory surplus, which would adversely affect their ability to pay dividends to us. A prolonged low interest rate environment may also affect the perceived value of guaranteed minimum income benefits, which in turn may lead to a higher rate of annuitization of those products over time.

For additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

In the long-term, however, we believe the financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including annuitization rates and lapse rates, which adjust in response to changes in market conditions, in order to ensure that our products and services remain attractive as well as profitable.

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

Increasing Longevity and Aging of the U.S. Population

We believe that the increasing longevity and aging of the U.S. population will affect (i) the demand, types of and pricing for our products and (ii) the levels of our AUM and assets under administration (“AUA”). As the “baby boomer” generation prepares for a longer retirement, we believe that demand for retirement savings, growth and income products will grow. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

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

Seasonality and Other Quarterly Matters

Our business results can vary from quarter to quarter as a result of seasonal factors. For all of our segments, the first quarter of each year typically have elevated operating expenses, reflecting higher payroll taxes and certain other expenses that tend to be concentrated in the first quarters. Additionally, alternative investment income tends to be lower in the first quarters. Other seasonal factors that affect the reporting segments making up our Ongoing Business include:

Retirement

•	The first quarters tend to have the highest level of recurring deposits in Corporate Markets, due to the increase in participant contributions from the receipt of annual bonus award payments or annual lump sum matches and profit sharing contributions made by many employers. Corporate Market withdrawals also tend to increase in the first quarters as departing sponsors change providers at the start of a new year.

•	In the third quarters, education tax-exempt markets typically have the lowest recurring deposits.

•	The fourth quarters tend to have the highest level of single/transfer deposits due to new Corporate Market plan sales as sponsors transfer from other providers when contracts expire at the fiscal or calendar year-end. Recurring deposits in the Corporate Market may be lower in the fourth quarters as higher paid participants scale back or halt their contributions upon reaching the annual maximums allowed for the year. Finally, Corporate Market withdrawals tend to increase in the fourth quarters, as in the first quarters, due to departing sponsors.

Investment Management

•	The first quarters tend to have lower investment income from carried interest income recorded from investments in private equity, and also tend to have the lowest performance fees.

•	In the fourth quarters, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

Individual Life

•	The fourth quarters tend to have the highest levels of universal life insurance sales. This seasonal pattern is typical for the industry.

Employee Benefits

•	The first quarters tend to have the highest Group Life loss ratio. There are a number of factors that might contribute to this trend, such as delayed claims filings during the end of calendar year holiday season. Sales for Group Life and Stop Loss also tend to be the highest in the first quarters, as most of our contracts have January start dates in alignment with the start of our clients’ fiscal years.

•	The third quarters tend to have the second highest Group Life and Stop Loss sales, as a large number of our contracts have July start dates in alignment with the start of of our clients’ fiscal years.

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to policyholder liabilities and DAC/VOBA and other intangibles, which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Operating Measures

This MD&A includes discussion of Operating earnings before income taxes and Operating revenues, each of which is a measure that is not determined in accordance with U.S. GAAP, because our management uses these measures to manage our businesses and allocate our resources. We generally use these measures to provide our investors with useful information regarding our financial performance. In particular, these measures facilitate a comparison of period-to-period results without the effect of the volatility created by certain changes in the financial markets that affect our financial results as reported under U.S. GAAP. Other companies may use similarly titled non-U.S. GAAP financial measures that are calculated differently from the way we calculate such measures, and accordingly, our non-U.S. GAAP financial measures may not be comparable to similar measures used by other companies.

We also discuss certain operating measures, described below, as well as Operating earnings before income taxes and Operating revenues, which provide useful information about our businesses and the operational factors underlying our financial performance. See the Segments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of the adjustments made to reconcile Income (loss) before income taxes to Total operating earnings before income taxes and the adjustments made to reconcile Total revenues to Total operating revenues.

Operating Earnings before Income Taxes

Operating earnings before income taxes is an internal measure we use to evaluate segment performance. We use the same accounting policies and procedures to measure segment Operating earnings before income taxes as we do for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of our consolidated results of operations. However, we believe that the definitions of Operating earnings before income taxes provide users with a more valuable measure of its business and segment performances and enhance the understanding of our performance by highlighting performance drivers. Each segment’s Operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes to exclude the following items:

•	Net investment gains (losses), net of related amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), sales inducements and unearned revenue. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the fair value option (“FVO”) unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•	Net guaranteed benefit hedging gains (losses), which include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in our nonperformance spread;

•	Income (loss) related to businesses exited through reinsurance or divestment (including net investment gains (losses) on securities sold and expenses directly related to these transactions);

•	Income (loss) attributable to noncontrolling interest;

•	Income (loss) related to early extinguishment of debt;

•	Impairment of goodwill, value of management contract rights and value of customer relationships acquired;

•	Immediate recognition of net actuarial gains (losses) related to our pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments; and

•	Other items, including restructuring expenses (severance, lease write-offs, etc.), certain third-party expenses and deal incentives related to the divestment of the Company by ING Group and expenses associated with the rebranding of Voya Financial, Inc. from ING U.S., Inc.

Operating earnings before income taxes also does not reflect the results of operations of our CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When we present the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to our CBVA segment.

The most directly comparable U.S. GAAP measure to Operating earnings before income taxes is Income (loss) before income taxes. For a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes, see “-Results of Operations—Company Consolidated” below.

Operating Revenues

Operating revenues is a measure of our segment revenues. Each segment’s Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•	Net realized investment gains (losses) and related charges and adjustments include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•	Gain (loss) on change in fair value of derivatives related to guaranteed benefits include changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating revenues, including the impacts related to changes in our nonperformance spread;

•	Revenues related to businesses exited through reinsurance or divestment (including net investment gains (losses) on securities sold directly related to these transactions);

•	Revenues attributable to noncontrolling interest; and

•	Other adjustments to Operating revenues primarily reflect Fee income earned by our broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in our segments’ Operating revenues, as well as other items where the income is passed on to third parties.

Operating revenues also do not reflect the revenues of our CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When we present the adjustments to Total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to our CBVA segment.

The most directly comparable U.S. GAAP measure to Operating revenues is Total revenues. For a reconciliation of Operating revenue to Total revenues, see “-Results of Operations—Company Consolidated” below.

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

AUM is principally affected by net deposits (i.e., new deposits, less surrenders and other outflows) and investment performance (i.e., interest credited to contract owner accounts for assets that earn a fixed return or market performance for assets that earn a variable return). Separate account AUM and institutional/mutual fund AUM include assets managed by our Investment Management segment, as well as assets managed by third-party investment managers. Our Investment Management segment reflects the revenues earned for managing affiliated assets for our other segments as well as assets managed for third parties.

AUA represents accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. These contracts are not insurance contracts and the assets are excluded from the Consolidated Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels and/or the level of services or product guarantees that are provided.

Our consolidated AUM/AUA includes eliminations of AUM/AUA managed by our Investment Management segment that is also reflected in other segments’ AUM/AUA and adjustments for AUM not reflected in any segments.

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

Sales for Individual Life products are based on a calculation of weighted average annual premiums (“WAP”). Sales for Employee Benefits products are based on a calculation of annual premiums, which represent regular premiums on new policies, plus a portion of new single premiums.

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

Results of Operations—Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Revenues:
Net investment income	$4,614.8	$4,689.0	$4,697.9
Fee income	3,632.5	3,666.3	3,515.4
Premiums	2,626.4	1,956.3	1,861.1
Net realized capital gains (losses)	(894.4)	(2,534.8)	(1,280.8)
Other revenue	432.8	433.0	378.5
Income (loss) related to consolidated investment entities:
Net investment income	665.5	545.2	556.6
Changes in fair value related to collateralized loan obligations	(6.7)	3.5	(113.4)

Total revenues	11,070.9	8,758.5	9,615.3

Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	5,937.9	4,497.8	4,861.6
Operating expenses	3,561.7	2,686.7	3,155.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	379.3	442.8	722.3
Interest expense	189.7	184.8	153.7
Operating expenses related to consolidated investment entities:
Interest expense	209.5	180.6	106.4
Other expense	7.6	7.7	10.3

Total benefits and expenses	10,285.7	8,000.4	9,009.3

Income (loss) before income taxes	785.2	758.1	606.0
Income tax expense (benefit)	(1,752.2)	(32.5)	(5.2)

Net income (loss)	2,537.4	790.6	611.2
Less: Net income (loss) attributable to noncontrolling interest	237.7	190.1	138.2

Net income (loss) available to our common shareholders	$2,299.7	$600.5	$473.0

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2014	2013	2012
AUM and AUA
Retirement Solutions:
Retirement	$354,544.5	$343,014.0	$304,146.7
Annuities	26,650.0	26,646.7	26,101.1
Investment Management	258,627.2	257,748.8	236,446.8
Insurance Solutions:
Individual Life	15,708.3	15,995.6	15,322.5
Employee Benefits	1,777.2	1,755.1	1,759.5
Eliminations/Other	(178,858.4)	(183,585.9)	(170,346.5)

Total Ongoing Business	478,448.8	461,574.3	413,430.1
Closed Blocks:
Closed Block Variable Annuity	43,214.2	45,699.0	43,198.4
Closed Block Institutional Spread Products	1,611.1	2,711.6	3,805.6
Closed Block Other	518.2	542.9	566.5

Total Closed Blocks	45,343.5	48,953.5	47,570.5

Total AUM and AUA	$523,792.3	$510,527.8	$461,000.6

AUM	$278,905.9	$274,341.9	$247,325.1
AUA	244,886.4	236,185.9	213,675.5

Total AUM and AUA	$523,792.3	$510,527.8	$461,000.6

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Retirement Solutions:
Retirement	$517.8	$595.8	$448.6
Annuities	262.0	293.8	102.2
Investment Management	210.3	178.1	134.5
Insurance Solutions:
Individual Life	237.3	254.8	196.2
Employee Benefits	148.9	106.1	109.4

Total Ongoing Business	1,376.3	1,428.6	990.9
Corporate	(170.4)	(210.6)	(182.3)
Closed Blocks:
Closed Block Institutional Spread Products	19.5	35.9	45.7
Closed Block Other	5.2	14.7	64.0

Total Closed Blocks(1)	24.7	50.6	109.7

Total operating earnings before income taxes	1,230.6	1,268.6	918.3

Adjustments:
Closed Block Variable Annuity	(255.2)	(1,209.3)	(692.3)
Net investment gains (losses) and related charges and adjustments	215.1	212.1	455.5
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(12.8)	19.4	97.2
Loss related to businesses exited through reinsurance or divestment	(157.3)	(59.8)	(45.8)
Income (loss) attributable to noncontrolling interests	237.7	190.1	138.2
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(372.7)	405.2	(165.0)
Other adjustments to operating earnings	(100.2)	(68.2)	(100.1)

Income (loss) before income taxes	$785.2	$758.1	$606.0

(1)	Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Retirement Solutions:
Retirement	$2,427.4	$2,399.4	$2,271.9
Annuities	1,353.4	1,244.6	1,307.0
Investment Management	655.4	607.7	545.5
Insurance Solutions:
Individual Life	2,717.8	2,791.9	2,793.9
Employee Benefits	1,373.0	1,262.5	1,251.2

Total Ongoing Business	8,527.0	8,306.1	8,169.5
Corporate	91.3	87.4	65.9
Closed Blocks:
Closed Block Institutional Spread Products	74.1	109.1	127.2
Closed Block Other	28.6	27.7	43.8

Total Closed Blocks(1)	102.7	136.8	171.0

Total operating revenues	8,721.0	8,530.3	8,406.4

Adjustments:
Closed Block Variable Annuity	1,246.0	(726.2)	(70.0)
Net realized investment gains (losses) and related charges and adjustments	216.7	157.4	603.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(30.5)	104.0	83.1
Revenues related to businesses exited through reinsurance or divestment	149.3	(76.2)	64.6
Revenues attributable to noncontrolling interests	455.0	411.2	313.8
Other adjustments to operating revenues	313.4	358.0	214.0

Total revenues	$11,070.9	$8,758.5	$9,615.3

(1)	Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating revenues.

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

The following table presents the adjustment to Income (loss) before taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Other-than-temporary impairments	$(20.3)	$(35.7)	$(55.1)
CMO-B fair value adjustments(1)	188.0	(87.3)	221.1
Gains (losses) on the sale of securities	42.3	116.0	436.2
Other, including changes in the fair value of derivatives	2.6	170.9	10.7

Total investment gains (losses)	212.6	163.9	612.9
Net amortization of DAC/VOBA and other intangibles on above	2.1	60.8	(130.8)

Net investment gains (losses), including Closed Block Variable Annuity	214.7	224.7	482.1
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(0.4)	12.6	26.6

Net investment gains (losses)	$215.1	$212.1	$455.5

(1)	For a description of our CMO-B portfolio, see Investments—CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Year Ended December 31,
($ in millions)	2014	2013	2012
Gain (loss), excluding nonperformance risk	$(105.9)	$113.0	$188.2
Gain (loss) due to nonperformance risk	74.5	(55.8)	(114.2)

Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(31.4)	57.2	74.0
Net amortization of DAC/VOBA and sales inducements	18.6	(37.8)	23.2

Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(12.8)	$19.4	$97.2

Notable Items

We believe the following tables will help investors identify more easily some of the larger causes of changes in our Operating earnings before income taxes during the periods discussed. The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; (2) significant gains (losses) resulting from transactions to change our capital structure; and (3) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking). In addition, we included the historic Interest expense because Interest expense has changed significantly over the period given the change in debt. There may be other items not included in the following tables that caused increases (decreases) in Operating earnings before taxes for the periods presented.

Each quarter, we update our DAC/VOBA and other intangibles based on actual historical gross profits and projections of estimated gross profits. Also, generally during the third quarter, we complete our annual review of assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of these reviews, we typically make a number of changes to our assumptions. The unlocking related to these quarterly updates and the third quarter annual assumption reviews are included in DAC/VOBA and other intangibles unlocking.

During 2014, we received $20.0 million related to the amendment or recapture of certain reinsurance agreements (“Gain on reinsurance recapture”), which was recorded in Interest credited and other benefits to contract owners/policyholders within the Individual Life segment’s Operating earnings before income tax.

During 2013, the Company received distributions of cash and securities in conjunction with a Lehman Brothers bankruptcy settlement (“Lehman Recovery”). In 2008, Lehman Brothers acted as a prime broker for assets held in partnership owned by the Company. In 2008, these partnership assets were written down to the then-assumed realizable value. The amount of the 2013 distribution in excess of the book value of these assets of $135.2 million was recognized as Net investment income within Operating earnings before income taxes, which excluded $9.0 million in Net investment income for the CBVA segment. We received a similar distribution of $4.0 million in 2014, which was also recognized in Net investment income. During 2013, we disposed of certain Low Income Housing Tax Credit partnerships (“LIHTC”) as a means of exiting this asset class and as a result, we recognized losses in Net investment income of $31.6 million. Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as “Net gain from Lehman Recovery/LIHTC.”

During 2012, the Company entered into an agreement to sell certain general account private equity limited partnership holdings (“sale of certain alternative investments”), which resulted in a loss, which was recognized in Net investment income. See “—Investments—Sale of Certain Alternative Investments” for further description.

	Year Ended December 31,
($ in millions)	2014	2013	2012
Interest expense (including interest rate swap settlements)	$(188.0)	$(179.7)	$(127.8)
DAC/VOBA and other intangibles unlocking(1)(2)	(21.6)	133.2	(77.0)
Net gain from Lehman Recovery/LIHTC	4.0	87.0	—
Loss on sale of alternative investments(3)(4)	—	—	(92.0)
Gain on reinsurance recapture	20.0	—	—

(1)	Unlocking related to the Net gain (loss) from Lehman Recovery is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2)	Includes the impact of the annual review of the assumptions.
(3)	Amount excludes net gain for the CBVA segment of $0.1 million for the year ended December 31, 2012.
(4)	See Investments—Sale of Certain Alternative Investments in Part II, Item 7. of this Annual Report on Form 10-K for a description.

The Lehman Recovery of $4.0 million was included in the Operating earnings before income taxes of the Corporate segment in 2014. The following table presents the net impact to Operating earnings before income taxes of the Net gain from Lehman Recovery/LIHTC and the related amortization and unlocking of DAC/VOBA and other intangibles by segment for 2013:

	Year Ended December 31, 2013
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery/ LIHTC
Retirement	$15.2	$(7.0)	$4.7	$12.9
Annuities	20.3	(11.4)	4.6	13.5
Investment Management	13.2	—	—	13.2
Individual Life	47.2	(25.1)	17.6	39.7
Employee Benefits	4.3	—	—	4.3
Corporate	3.2	—	—	3.2
Closed Block Institutional Spread Products	(0.4)	—	—	(0.4)
Closed Block Other	0.6	—	—	0.6

Net gain included in segment Operating earnings before income taxes(2)	$103.6	$(43.5)	$26.9	$87.0

(1)	DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA (See Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles in Part II, Item 7. of this Annual Report on Form 10-K).
(2)	Amount excludes net gain for the CBVA segment of $9.0 million for the year ended December 31, 2013.

The following table presents the impact to Operating earnings before income taxes of the net loss on the sale of certain alternative investments in 2012 (see “—Investments—Sale of Certain Alternative Investments” for further description by segment):

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Income (Loss)

Net investment income decreased $74.2 million from $4,689.0 million to $4,614.8 million primarily due to net investment income from Lehman Recovery/LIHTC in the prior period that did not recur at the same level. Excluding the impact of Lehman Recovery/LIHTC, net investment income increased as a result of higher prepayment income, growth in AUM related to fixed indexed annuities (“FIA”) in our Annuities segment and higher investment income on fixed interest options in our CBVA segment as a result of a higher earned rate. Partially offsetting these increases are the impact of the continued low interest rate environment on reinvestment rates in our Ongoing Business, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities (“Annual Reset/MYGAs”) in our Annuities segment, and decrease in block size in our Closed Block Institutional Spreads Products segment.

Fee income decreased $33.8 million from $3,666.3 million to $3,632.5 million primarily due to lower recordkeeping fees in our Retirement segment, lower fee income in our CBVA segment as a result of lower average separate account AUM, and an unfavorable change in intangibles unlocking, primarily as a result of prospective assumption changes. These decreases were partially offset by an increase in fees associated with higher AUM in our Retirement, Annuities, and Investment Management segments. Higher Fee income was also driven by increased cost of insurance fees on the aging in-force universal life block. Higher fees within our Investment Management segment, including fees associated with affiliated and CLO entities, are eliminated in consolidation.

Premiums increased $670.1 million from $1,956.3 million to $2,626.4 million primarily due to higher premiums in immediate annuities with life contingencies in our Annuities segment, as well as higher premiums associated with the annuitization of life contingent contracts in our CBVA segment, both of which were partially offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. Additionally, higher Premiums in our Employee Benefits segment were primarily due to increased group stop loss and voluntary product sales.

Net realized capital losses decreased $1,640.4 million from $2,534.8 million to $894.4 million as a result of several factors. Changes in fair value of guaranteed benefit derivatives due to nonperformance risk resulted in a decrease in Net realized capital losses of $958.5 million, from a loss of $550.3 million to a gain of $408.2 million. Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment, described below, resulted in a $687.7 million decrease in Net realized capital losses. In addition, changes in fair value adjustments in our CMO-B portfolio as a result of interest rate movements reduced the Net realized capital loss. Gains from market value changes and sales of securities associated with business reinsured are partially offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. The overall improvement was reduced by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business, and unfavorable derivative mark to market adjustments, which were both largely a result of interest rate movements. Declining interest rates in the current period compared to rising interest rates in the prior period resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio. Lower gains on the sale of securities also contributed to the offset.

As mentioned above, the result of changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $687.7 million decrease in Net realized capital losses, including favorable changes in fair value of derivatives from our CBVA hedge and CHO program of $3,303.1 million, partially offset by an unfavorable variance of $2,615.4 million related to changes in guaranteed benefit derivatives. The favorable variance, which included the impact of prospective assumption changes, was primarily due to lower equity market appreciation in the current period, partially offset by interest rate movements as described above. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Interest credited and other benefits to contract owners/policyholders increased $1,440.1 million from $4,497.8 million to $5,937.9 million primarily driven by unfavorable guaranteed benefit reserve changes in our CBVA segment due to lower fund returns in the current period compared to the prior period as well as the net impacts of policyholder behavior and other assumption changes in the current period compared to the prior period. In addition, we experienced unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by favorable changes in reserve from lower term sales in our Individual Life segment. An increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits. The increases were partially offset by declining contract owner account balances for our Closed Block Institutional Spread Products segment, the Gain on reinsurance recapture in our Individual Life segment and improved loss ratios in our Employee Benefits Segment. Higher interest credited due to an increase in FIA account balances was more than offset by a decline in account balances for Annual Reset/MYGAs due to continued runoff and lower crediting rates in our Retirement and Annuities segments.

Additionally, certain other variances impacting the increase in Interest credited and other benefits to contract owners/policyholders are offset in other line items, as described below. Unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period contributed to the increase, but is offset by unlocking from prospective assumption changes that is explained in Net amortization of DAC/VOBA below. An increase in reserves for immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment are offset by the increase in Premiums described above. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in Net realized capital losses.

Operating expenses increased $875.0 million from $2,686.7 million to $3,561.7 million as a result of several factors, primarily $777.9 million higher pension expenses related to the immediate recognition of $372.7 million of actuarial losses in the current period compared to a gain of $405.2 million in the prior period, resulting from changes in assumptions primarily due to discount rates, mortality and actual versus expected results. Additionally, investments in the business, higher expenses from operating as a public company, increased costs in the current period related to rebranding and restructuring, higher commissions, and higher share-based compensation contributed to the increase as well as higher credit facility fees supporting reinsurance transactions, including a termination fee related to the Term Life Coinsurance Agreement (defined below in the Individual Life segment’s results of operations). These increases were partially offset by lower recordkeeping expenses and lower LOC expenses in our Closed Block Other segment due to lower collateral requirements. In addition, we incurred certain expenses in the prior period that did not reoccur, including costs related to the divestment of the Company by ING Group and LOC expenses associated with the contingent capital letter of credit facility supporting our CBVA segment that was terminated in the prior period.

Net amortization of DAC/VOBA decreased $63.5 million from $442.8 million to $379.3 million primarily due to favorable unlocking in the current period compared to the prior period as a result of prospective assumption changes in our Individual Life and CBVA segments and lower amortization on guaranteed benefit hedging gains (losses). Additionally, lower amortization on Individual Life segment’s universal life blocks was driven by lower gross profits. An unfavorable variance driven by prospective assumptions changes in our Retirement, Annuities and Employee Benefits segments, higher amortization related to realized investment gains, and higher amortization in our Employee Benefits segment resulting from terminated cases partially offset these items.

Interest expense increased $4.9 million from $184.8 million to $189.7 million primarily due to a change in debt structure over the course of the prior period. See a description of the change in debt structure under “Liquidity and Capital Resources—Debt Securities.”

Income (loss) before income taxes increased $27.1 million from $758.1 million to $785.2 million as a result of several factors. Lower losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment, including changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and a favorable variance related to the impact of prospective assumption changes, contributed to the increase. Higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, as well as an increase in fees in our Retirement, Annuities, and Investment Management segments associated with higher AUM also contributed to the improvement. In addition, higher prepayment income, as well as higher income (loss) attributable to noncontrolling interests improved the overall result. These increases were partially offset by higher Operating expenses, including higher expenses related to the immediate recognition of actuarial gains (losses) related to pension and post retirement plans as well as a termination fee related to the Term Life Coinsurance Agreement. Also offsetting the overall improvement were the Net gain from Lehman Recovery/LIHTC in the prior period that did not recur at the same level, and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in our Ongoing Business, in addition to the impact of the continued low interest rate environment on reinvestment rates.

Income tax benefit increased $1,719.7 million from $32.5 million to $1,752.2 million. The primary driver of the increase was related to the change in the amount of the valuation allowance released of approximately $1.76 billion. In the prior year, the valuation allowance release of $86.6 million was related to income generation. In the current year, the valuation allowance release of $1.85 billion is related to income generation and significant positive evidence overcoming historical negative evidence, which allowed previously established valuation allowances to be released.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $38.0 million from $1,268.6 million to $1,230.6 million as a result of several factors, including the Net gain from Lehman Recovery/LIHTC in the prior period that did not recur at the same level and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes. Excluding these items, Operating earnings before income taxes increased due to higher prepayment income, higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM. Reducing the improvements were unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by favorable changes in reserves from lower term sales in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher Operating expenses.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

Closed Block Variable Annuity is discussed in Results of Operations-Segment by Segment-CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment gains (losses) and related charges and adjustments increased $3.0 million from $212.1 million to $215.1 million as a result of several factors which largely offset. Changes in fair value adjustments on our CMO-B portfolio were offset by unfavorable derivative mark to market adjustments due to interest rate movements as well as lower gains on the sale of securities. Total investment gains were partially offset by higher DAC/VOBA and other intangibles amortization related to realized gains in our Retirement Solutions business, as well as lower favorable DAC/VOBA and other intangibles unlocking primarily related to assumption changes in our Retirement segment.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments decreased $32.2 million from $19.4 million to $(12.8) million primarily due to changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk, as a result of interest rate and equity market movements. The decrease was partially offset by $130.3 million in changes in the fair value of guaranteed benefit derivatives related to nonperformance risk (including changes in the technique used to estimate nonperformance risk).

Loss related to businesses exited through reinsurance or divestment increased $97.5 million from $59.8 million to $157.3 million primarily due to $89.4 million of charges in the current period as a result of our decision to exit a block of term life insurance business through reinsurance. Additionally, we experienced losses associated with a block of business in our Retirement segment that was reinsured during the current period, which were partially offset by lower costs associated with the business transferred via reinsurance from us to Hannover Re.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments decreased $777.9 million. We immediately recognize actuarial gains and losses. A net actuarial loss of $372.7 million was recorded in the current period, driven primarily by the net impact of a decrease in the discount rate used to value benefit obligations and an update to mortality assumptions. A net actuarial gain of $405.2 million was recorded in the prior period, primarily due to strong investment returns in the assets of the pension plan and an increase in the discount rate.

Other adjustments to operating earnings changed $32.0 million from $(68.2) million to $(100.2) million primarily due to rebranding and restructuring expenses in the current period, partially offset by costs related to the divestment of the Company by ING Group in the prior period that did not reoccur.

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

The decline in the volumes of our Annuities segment is a result of the continuing run-off of MYGAs. Our Closed Block Institutional Spreads Products segment experienced a decline as a result of a decrease in block size.

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

Operating expenses decreased $468.3 million from $3,155.0 million to $2,686.7 million primarily due to lower pension expenses in the current period related to the immediate recognition of actuarial gains, compared to losses in the prior period, largely due to changes in equity markets and interest rates as well as a curtailment in the third quarter of 2012. Additionally, lower LOC costs in the current period for our CBVA segment and for our Individual Life segment, lower sales related expenses in our Individual Life segment in the current period, and lower costs in the current period related to the divestment of the Company by ING Group each contributed to a decrease in Operating expenses. These decreases were offset by higher expenses in our Closed Block Other segment as a result of a reimbursement of expenses by ING Group during the prior period, higher broker-dealer and other asset-based expenses in our Retirement segment, higher commission expenses in our CBVA segment associated with higher AUM, an increase in variable expenses in our Investment Management segment and higher variable compensation costs in the current period compared to the prior period.

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

Interest expense increased $31.1 million from $153.7 million to $184.8 million primarily due to additional interest and debt issuance costs associated with changes in debt structure. See a description of the changes in debt structure under “Liquidity and Capital Resources—Debt Securities.”

Income before income taxes increased $152.1 million from $606.0 million to $758.1 million driven primarily by the immediate recognition of actuarial gains on pensions in the current period compared to losses in the prior period, Net gain from Lehman Recovery/LIHTC in the current period and the loss on the sale of certain alternative investments in the prior period, lower amortization of DAC/VOBA, and higher Fee income. This was partially offset by higher losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment and changes in the fair value of guaranteed benefit derivatives due to nonperformance risk, a decline in net investment gains and lower investment income on the CMO-B and alternative investment portfolios as a result of portfolio restructuring in the prior period.

Income tax benefit increased $27.3 million from $5.2 million to $32.5 million. The low effective tax rate is because the tax expense (benefit) on Income (loss) before income taxes is mostly offset by increases/decreases in valuation allowances. Tax capital gains (losses) are generally not offset by changes in valuation allowances, which resulted in an $88.9 million increase in the income tax benefit. This increase in the tax benefit for capital gains (losses) was partially offset by a decrease in the benefit and valuation allowance from tax credits of $62.9 million.

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

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

CBVA is discussed in Results of Operations-Segment by Segment-CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment gains decreased $243.4 million from $455.5 million to $212.1 million primarily driven by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities, as well as derivative mark to market adjustments. Higher gains on derivative mark to market adjustments were primarily due to rising interest rates, resulting in favorable changes to the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio.

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

Losses related to businesses exited through reinsurance or divestment increased $14.0 million from $45.8 million to $59.8 million primarily due to higher costs associated with the business transferred from us to Hannover Re.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and (losses) from plan adjustments and curtailments increased $570.2 million. We immediately recognize actuarial gains and losses. A net actuarial gain of $405.2 million was recorded in 2013, driven primarily due to strong investment returns in the assets of the pension plan and an increase in the discount rate used to value benefit obligations. A net actuarial loss of $165.0 million was recorded in 2012, driven primarily by the net impact of a decrease in the discount rate and a curtailment.

Other adjustments to operating earnings changed $31.9 million from $(100.1) million to $(68.2) million primarily due to lower costs in the current period related to the divestment of the Company by ING Group and integration expenses in the prior period related to our acquisition of Citistreet.

Results of Operations—Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table summarizes Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating earnings before income taxes	$1,376.3	$1,428.6	$990.9

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$(21.6)	$133.2	$(77.0)
Loss on sale of alternative investments	—	—	(82.1)
Net gain from Lehman Recovery/LIHTC	—	83.6	—
Gain on reinsurance recapture	20.0	—	—

(1)	Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2)	Includes the impact of the annual review of assumptions. See Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Ongoing Business—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating earnings before income taxes decreased $52.3 million from $1,428.6 million to $1,376.3 million including the Net gain from Lehman Recovery/LIHTC in the prior period that did not reoccur and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes. Excluding these items, Operating earnings before income taxes increased due to higher prepayment income, higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM. Reducing the improvements were unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by changes in reserves from lower term sales in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher Operating expenses.

Ongoing Business—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating earnings before income taxes increased $437.7 million from $990.9 million to $1,428.6 million as a result of several factors. Higher Fee income in our Retirement and Investment Management segments and improved margins in our Annuities segment related to MYGA run-off contributed to the increase. In addition, higher Net investment income due to the Net gain from Lehman Recovery/LIHTC in the current period and the loss on the sale of certain alternative investments in the prior period was offset by lower investment income in our Retirement Solutions and Insurance Solutions businesses as a result of portfolio restructuring in the prior period. DAC/VOBA and other intangibles unlocking improved to $133.2 million in the current period compared to $(77.0) million in the prior period, largely as a result of favorable prospective assumption changes of $84.8 million in the current period. See Results of Operations-Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K.

Results of Operations—Segment by Segment

Retirement Solutions—Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$1,556.1	$1,569.6	$1,499.9
Fee income	772.3	759.9	715.0
Premiums	26.6	5.7	4.9
Other revenue	72.4	64.2	52.1

Total operating revenues	2,427.4	2,399.4	2,271.9

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	860.3	848.4	842.2
Operating expenses	866.2	839.9	824.9
Net amortization of DAC/VOBA	183.1	115.3	155.0
Interest expense	—	—	1.2

Total operating benefits and expenses	1,909.6	1,803.6	1,823.3

Operating earnings before income taxes	$517.8	$595.8	$448.6

The following table presents certain notable items that represented the volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$(30.0)	$45.6	$5.8
Net gain from Lehman Recovery/LIHTC	—	12.9	—
Loss on sale of alternative investments	—	—	(48.1)

(1)	Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2)	Includes the impacts of the annual review of assumptions. See Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2014	2013	2012
Corporate markets	$43,806.9	$40,123.7	$33,265.9
Tax exempt markets(1)	53,896.6	53,200.5	46,986.1

Total full service plans	97,703.5	93,324.2	80,252.0
Stable value(2)	8,778.4	8,914.3	7,792.1
Retail wealth management	3,211.4	2,998.4	2,427.1

Total AUM	109,693.3	105,236.9	90,471.2
AUA	244,851.2	237,777.1	213,675.5

Total AUM and AUA(1)	$354,544.5	$343,014.0	$304,146.7

(1)	Balances as of December 31, 2014 reflect the reduction of assets transferred to reinsurer.
(2)	Consists of assets where we are the investment manager.

	As of December 31,
($ in millions)	2014	2013	2012
General Account(1)	$27,716.3	$28,169.2	$27,222.6
Separate Account	59,641.9	57,654.0	49,425.4
Mutual Fund/Institutional Funds	22,335.1	19,413.7	13,823.2
AUA	244,851.2	237,777.1	213,675.5

Total AUM and AUA	$354,544.5	$343,014.0	$304,146.7

(1)	Balances as of December 31, 2014 reflect the reduction of assets transferred to reinsurer.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Balance as of beginning of period	$105,236.9	$90,471.2	$79,477.7
Deposits	14,251.1	14,856.0	14,457.0
Surrenders, benefits and product charges	(14,497.8)	(12,397.5)	(10,991.4)

Net flows	(246.7)	2,458.5	3,465.6
Interest credited and investment performance	5,611.9	12,307.2	7,527.9
Transfer to reinsurer	(908.8)	—	—

Balance as of end of period	$109,693.3	$105,236.9	$90,471.2

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the “Second Quarter Reinsurance Transaction”). This transaction was accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the second quarter of 2014, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above.

Retirement—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $13.5 million from $1,569.6 million to $1,556.1 million primarily due to the impact of the Second Quarter Reinsurance Transaction in the current period and $14.8 million of net investment income from Lehman Recovery/LIHTC in the prior period that did not reoccur. Excluding these impacts, investment income increased due to the growth of general account assets and higher prepayment income partially offset by lower alternative investment income and lower CMO-B investment income. The decrease in investment income on the CMO-B portfolio was primarily driven by market conditions and reinvestment rates that were lower than the yields of the investments that matured.

Fee income increased $12.4 million from $759.9 million to $772.3 million primarily due to an increase in full service retirement plan fees partially offset by lower fees in our recordkeeping business. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM. These increases were partially offset by a decrease in recordkeeping fees primarily due to reductions in change order fees as well as terminated contracts.

Premiums increased $20.9 million from $5.7 million to $26.6 million primarily due to the new pension risk transfer contracts which is offset by higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue increased $8.2 million from $64.2 million to $72.4 million primarily due to changes in market value adjustments related to plan sponsors upon surrender and higher broker-dealer revenues during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $11.9 million from $848.4 million to $860.3 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as well as the increase in reserves associated with the pension risk transfer contracts as referenced above. This increase was partially offset by the impact of the Second Quarter Reinsurance Transaction, along with a decrease in the average credited rates due to actions taken in the current period to reflect the continuing low interest rate environment.

Operating expenses increased $26.3 million from $839.9 million to $866.2 million due to investments in the business, higher asset based commissions in the current period, higher share-based compensation and increased contingent capital facility fees associated with the stable value business. This was offset by decreased recordkeeping expenses, due to terminated contracts, and lower expenses in the current period from the impact of the Second Quarter Reinsurance Transaction.

Net amortization of DAC/VOBA increased $67.8 million from $115.3 million to $183.1 million primarily due to the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking, resulting in unfavorable unlocking in the current period compared to favorable unlocking in the prior period, partially offset by lower amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $78.0 million from $595.8 million to $517.8 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to favorable unlocking in the prior period as well as the Lehman Recovery/LIHTC in 2013 that did not reoccur. Excluding these impacts, Operating earnings before income taxes increased primarily due to higher Fee income and lower amortization rate on DAC/VOBA, partially offset by higher Operating expenses.

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

Retirement Solutions—Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$1,109.6	$1,149.9	$1,223.3
Fee income	57.0	45.1	35.5
Premiums	169.0	36.4	35.9
Other revenue	17.8	13.2	12.3

Total operating revenues	1,353.4	1,244.6	1,307.0

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	813.1	730.9	854.1
Operating expenses	139.8	127.0	124.7
Net amortization of DAC/VOBA	138.5	92.9	225.5
Interest expense	—	—	0.5

Total operating benefits and expenses	1,091.4	950.8	1,204.8

Operating earnings before income taxes	$262.0	$293.8	$102.2

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes:

	Year Ended December 31,
($ in millions)	2014	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$26.4	$83.3	$(86.2)
Net gain from Lehman Recovery/LIHTC	—	13.5	—
Loss on sale of alternative investments	—	—	(18.0)

(1)	Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).

(2)	Includes the impacts of the annual review of assumptions. See Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The following table presents AUM for our Annuities segment as of the dates indicated:

	As of December 31,
($ in millions)	2014	2013	2012
AUM:
General account	$21,795.5	$22,432.2	$22,915.8
Separate account	792.5	829.6	751.7
Mutual funds	4,062.0	3,384.9	2,433.6

Total AUM	$26,650.0	$26,646.7	$26,101.1

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Balance at beginning of period	$26,646.7	$26,101.1	$27,690.2
Deposits	3,044.7	2,632.0	2,353.8
Surrenders, benefits and product charges	(4,115.1)	(3,528.9)	(5,086.1)

Net flows	(1,070.4)	(896.9)	(2,732.3)
Interest credited and investment performance	1,073.7	1,442.5	1,143.2

Balance as of end of period	$26,650.0	$26,646.7	$26,101.1

Annuities—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $40.3 million from $1,149.9 million to $1,109.6 million primarily due to $20.3 million of net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. In addition to the impact of Lehman Recovery/LIHTC, net investment income was lower due to several factors, including lower CMO-B investment income driven by market conditions and reinvestment rates that were lower than the yields of the investments that matured, lower general account assets resulting from the continuing run-off of the Annual Reset/MYGAs, and reductions in required capital. Partially offsetting these declines were higher investment income resulting from the growth in FIAs and higher investment income resulting from changes to the mix of the portfolio.

Fee income increased $11.9 million from $45.1 million to $57.0 million due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased 28% from $2.9 billion in the prior year to $3.7 billion in the current year due to positive net flows and market performance.

Premiums increased $132.6 million from $36.4 million to $169.0 million due to higher premiums in immediate annuities with life contingencies.

Other revenue increased $4.6 million from $13.2 million to $17.8 million due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $82.2 million from $730.9 million to $813.1 million primarily due to an increase in immediate annuities with life contingencies and an increase in interest credited due to an increase in FIA account balances. This was partially offset by a decrease in interest credited, driven by a decline in the Annual Reset/MYGAs. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $12.8 million from $127.0 million to $139.8 million primarily due to higher FIA and mutual fund commissions and increased distribution expenses.

Net amortization of DAC/VOBA increased $45.6 million from $92.9 million to $138.5 million primarily due to lower favorable DAC/VOBA unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization rates resulting from an update to margin projections in the prior period.

Operating earnings before taxes decreased $31.8 million from $293.8 million to $262.0 million primarily driven by net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur and lower favorable DAC/VOBA and other intangibles unlocking in the current period resulting from prospective assumption changes. Excluding these impacts, Operating earnings before income taxes increased as a result of several factors including improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, an increase in Fee income from mutual fund custodial products and a lower amortization rate on DAC/VOBA and other intangibles.

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

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$19.7	$37.0	$41.6
Fee income	591.1	530.8	474.7
Other revenue	44.6	39.9	29.2

Total operating revenues	655.4	607.7	545.5

Operating benefits and expenses:
Operating expenses	445.1	429.6	411.0

Total operating benefits and expenses	445.1	429.6	411.0

Operating earnings before income taxes	$210.3	$178.1	$134.5

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2014	2013	2012
Investment Management intersegment revenues	$157.3	$157.8	$157.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net gain from Lehman Recovery	$—	$13.2	$—
Gain on sale of certain alternative investments	—	—	2.2

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2014	2013	2012
AUM:
Institutional/retail
Investment Management sourced	$69,644.3	$66,362.2	$54,061.9
Affiliate sourced(1)	58,956.2	53,935.0	47,284.6
General account	77,630.2	78,988.8	80,404.8

Total AUM	206,230.7	199,286.0	181,751.3
AUA:
Affiliated sourced(2)	52,396.5	58,462.8	54,695.5

Total AUM and AUA	$258,627.2	$257,748.8	$236,446.8

(1)	Affiliated sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2)	Affiliated sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net Flows
Investment Management sourced	$1,136.4	$7,777.7	$3,939.8
Affiliated sourced	1,879.4	978.7	5,905.7

Total	$3,015.8	$8,756.4	$9,845.5

Investment Management—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $17.3 million from $37.0 million to $19.7 million primarily due to net investment income from Lehman Recovery in the prior period that did not reoccur and lower alternative investment income.

Fee income increased $60.3 million from $530.8 million to $591.1 million primarily due to growth in Institutional/retail AUM resulting in higher management and administrative fees earned. The increase in AUM is predominately driven by improved equity markets and the cumulative impact of positive net flows, including sub-advisor replacements.

Other revenue increased $4.7 million from $39.9 million to $44.6 million primarily due to higher performance fees partially offset by lower servicing fees.

Operating benefits and expenses

Operating expenses increased $15.5 million from $429.6 million to $445.1 million primarily due to higher variable compensation due to growth in AUM and Operating earnings before income taxes, partially offset by lower variable expenses associated with lower sales in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $32.2 million from $178.1 million to $210.3 million primarily due to higher performance fees and higher Fee income resulting from the increase in AUM. The increases were partially offset by the Lehman Recovery in the prior period that did not reoccur, lower alternative investment income and higher Operating expenses, including higher variable compensation associated with the growth in AUM.

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

Operating benefits and expenses

Operating expenses increased $18.6 million from $411.0 million to $429.6 million primarily as a result of higher variable expenses associated with higher AUM and higher Operating earnings before income taxes.

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

Insurance Solutions—Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$885.1	$915.5	$913.8
Fee income	1,111.6	1,113.7	1,115.7
Premiums	699.6	737.9	737.8
Other revenue	21.5	24.8	26.6

Total operating revenues	2,717.8	2,791.9	2,793.9

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,115.6	2,001.5	2,034.4
Operating expenses	359.2	358.3	390.5
Net amortization of DAC/VOBA	5.7	176.2	162.3
Interest expense	—	1.1	10.5

Total operating benefits and expenses	2,480.5	2,537.1	2,597.7

Operating earnings before income taxes	$237.3	$254.8	$196.2

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
DAC/VOBA and other intangibles unlocking(1)(2)	$(10.2)	$4.8	$3.4
Net gain from Lehman Recovery/LIHTC	—	39.7	—
Loss on sale of alternative investments	—	—	(13.1)
Gain on reinsurance recapture	20.0	—	—

(1)	Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2)	Includes the impacts of the annual review of assumptions. See Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of ($9.0) million in 2014, $20.6 million in 2013 and ($2.5) million in 2012. The net unfavorable unlocking in the current period was primarily driven by policyholder behavior assumption changes and low interest rate environment, partially offset by mortality assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Fee income	$(33.2)	$(6.0)	$(12.7)
Interest credited and other benefits to contract owners/policyholders	(138.6)	22.4	(9.6)
Net amortization of DAC/VOBA	162.8	4.2	19.8

Total	$(9.0)	$20.6	$(2.5)

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Sales by Product Line:
Universal life:
Guaranteed	$0.1	$0.6	$72.7
Accumulation	9.8	12.7	25.3
Indexed	49.8	27.6	33.5

Total universal life	59.7	40.9	131.5
Variable life	7.2	8.6	6.3
Whole life	0.1	0.2	—
Term	28.0	50.1	116.3

Total sales by product line	$95.0	$99.8	$254.1

Total gross premiums and deposits(1)	$2,014.7	$1,997.1	$2,324.6
End of period:
In-force face amount(1)	$475,815.7	$604,990.2	$607,975.5
In-force policy count(1)	1,124,771	1,332,148	1,352,844
New business policy count (paid)	30,548	53,237	119,936

(1)	Amounts exclude term life insurance policies disposed of via reinsurance effective October 1, 2014.

Effective October 1, 2014, we disposed of, via reinsurance, a block of in-force Term contracts (the “Term Life Coinsurance Agreement”). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the fourth quarter of 2014, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above. See Liquidity and Capital Resources—Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Individual Life—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $30.4 million from $915.5 million to $885.1 million primarily due to $47.2 million of net investment income from Lehman Recovery/LIHTC in the prior period that did not reoccur. Excluding the impact of Lehman Recovery/LIHTC, investment income increased resulting from portfolio restructuring.

Fee income decreased $2.1 million from $1,113.7 million to $1,111.6 million primarily due to higher unfavorable intangible unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Fee income increased primarily due to an increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $38.3 million from $737.9 million to $699.6 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, Premiums increased slightly due to renewal premiums partially offset by lower first year premiums due to lower term life sales.

Other revenue decreased $3.3 million from $24.8 million to $21.5 million due to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $114.1 million from $2,001.5 million to $2,115.6 million primarily due to unfavorable intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period, partially offset by the impacts of the Term Life Coinsurance Agreement and the Gain on reinsurance recapture in the current period. Excluding the impact from these items, Interest credited and other benefits to contract owners/policyholders increased primarily due to unfavorable changes in mortality, net of reinsurance on the universal life blocks due to an aging block partially offset by favorable changes in reserves from lower term sales.

Net amortization of DAC/VOBA decreased $170.5 million from $176.2 million to $5.7 million primarily due to favorable DAC/VOBA unlocking resulting from prospective assumption changes. The favorable DAC unlocking in the current period was more than offset by other intangibles unlocking from prospective assumption changes as explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. Excluding the impact from unlocking, net amortization of DAC/VOBA decreased primarily due to lower amortization on the universal life blocks driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes decreased $17.5 million from $254.8 million to $237.3 million primarily driven by net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes in the current period compared to favorable unlocking in the prior period and higher net investment income from Lehman Recovery/LIHTC in the prior period that did not reoccur. Partially offsetting these items were the impacts of the Term Life Coinsurance Agreement and the Gain on reinsurance recapture in the current period. Excluding these impacts, Operating earnings before taxes increased driven by higher Net investment income due to portfolio restructuring, lower amortization due to lower gross profits and favorable administrative expenses primarily driven by lower sales related expenses, partially offset by unfavorable changes in mortality, net of reinsurance on the universal life blocks.

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

Insurance Solutions—Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$111.3	$117.6	$114.3
Fee income	69.6	63.0	62.5
Premiums	1,196.2	1,085.9	1,078.1
Other revenue	(4.1)	(4.0)	(3.7)

Total operating revenues	1,373.0	1,262.5	1,251.2

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	940.7	903.4	892.1
Operating expenses	254.7	236.1	236.2
Net amortization of DAC/VOBA	28.7	16.9	13.5

Total operating benefits and expenses	1,224.1	1,156.4	1,141.8

Operating earnings before income taxes	$148.9	$106.1	$109.4

The following table presents certain notable items that resulted in volatility Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
DAC/VOBA and other intangibles unlocking	$(7.8)	$(0.5)	$—
Net gain from Lehman Recovery/LIHTC	—	4.3	—
Loss on sale of alternative investments	—	—	(5.1)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Sales by Product Line:
Group life	$54.2	$58.3	$47.9
Group stop loss	225.2	153.4	151.6
Other group products	18.1	24.1	31.1

Total group products	297.5	235.8	230.6
Voluntary products	40.8	27.2	24.5

Total sales by product line	$338.3	$263.0	$255.1

Total gross premiums and deposits	$1,374.2	$1,261.5	$1,252.1
Total annualized in-force premiums	1,406.4	1,294.6	1,286.6

Loss Ratios:
Group life (interest adjusted)	76.1%	78.7%	76.9%
Group stop loss	69.6%	75.3%	72.9%

Employee Benefits—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $6.3 million from $117.6 million to $111.3 million primarily due to $4.3 million of net investment income from Lehman Recovery/LIHTC in the prior period that did not reoccur. Excluding the impact of Lehman Recovery/LIHTC, investment income decreased primarily due to lower prepayment fee income.

Fee income increased $6.6 million from $63.0 million to $69.6 million primarily due to favorable intangible unlocking resulting from prospective assumption changes. This was offset by unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.

Premiums increased $110.3 million from $1,085.9 million to $1,196.2 million primarily due to the effects of higher sales of group stop loss and voluntary products. These increases were partially offset by lower group life premiums.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $37.3 million from $903.4 million to $940.7 million primarily due to higher stop loss and voluntary sales, resulting in higher benefits incurred, higher retained disability results in the prior period that did not reoccur. These increases were partially offset by improved loss ratios and changes in reserves due to changes in our risk assumption.

Operating expenses increased $18.6 million from $236.1 million to $254.7 million primarily due to higher sales-related expenses from higher sales of the group stop loss and voluntary products in the current period and a reduction in estimated variable compensation accruals in the prior period that did not reoccur.

Net amortization of DAC/VOBA increased $11.8 million from $16.9 million to $28.7 million primarily due to unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC unlocking in the current period is partially offset by the unlocking explained in Fee income above. Excluding the impact from unlocking, Net amortization of DAC/VOBA increased primarily due to increased amortization from terminated cases.

Operating earnings before income taxes

Operating earnings before income taxes increased $42.8 million from $106.1 million to $148.9 million primarily due to improved loss ratios and higher stop loss premiums resulting from strong sales in the current period. Partially offsetting these items were higher Operating expenses, increased Net amortization of DAC/VOBA resulting from terminated cases and lower net investment income due to the Lehman Recovery/LIHTC in the prior period that did not reoccur.

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

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Interest expense	$(188.0)	$(179.7)	$(127.8)
Closed Block Variable Annuity contingent capital LOC	—	(18.4)	(56.7)
Amortization of intangibles	(35.6)	(35.0)	(35.0)
Other	53.2	22.5	37.2

Operating earnings before income taxes	$(170.4)	$(210.6)	$(182.3)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to segments.

Corporate—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating earnings before income taxes improved $40.2 million from $(210.6) million to $(170.4) million primarily related to charges associated with our Closed Block Variable Annuity segment, including lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our Closed Block Variable Annuity segment in the prior period. Higher alternative investment income and lower expenses also contributed to the improvement. Offsetting these items is an increase in Interest expense driven by a change in debt structure during the prior period. See Liquidity and Capital Resources—Debt securities in Part II, Item 7. of this Annual Report on Form 10-K for a description of the change in debt structure.

Corporate—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating earnings before income taxes decreased $28.3 million from $(182.3) million to $(210.6) million primarily due to an increase in interest expense and operating expenses, offset by a decrease in LOC expenses. Interest expense increased over the period partially due to additional interest and debt issuance costs as a result of a change in debt structure. See Liquidity and Capital Resources—Debt Securities in Part II, Item 7. of this Annual Report on Form 10-K for a description of the change in debt structure. The increase in Operating expenses, primarily resulting from higher variable compensation costs in the current period compared to the prior period, was offset by lower LOC expenses in the current period due to the termination of the contingent capital letter of credit facility supporting our CBVA segment.

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Closed Block Institutional Spread Products	$19.5	$35.9	$45.7
Closed Block Other	5.2	14.7	64.0

Operating earnings before income taxes	$24.7	$50.6	$109.7

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$72.8	$107.9	$126.3
Fee income	—	—	0.1
Premiums	2.3	2.4	2.3
Other revenue	(1.0)	(1.2)	(1.5)

Total operating revenues	74.1	109.1	127.2

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	43.3	62.7	67.5
Operating expenses	10.9	10.1	11.5
Net amortization of DAC/VOBA	0.4	0.4	0.6
Interest expense	—	—	1.9

Total operating benefits and expenses	54.6	73.2	81.5

Operating earnings before income taxes	$19.5	$35.9	$45.7

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating revenues:
Net investment income and net realized gains (losses)	$23.8	$24.6	$35.0
Fee income	—	—	0.1
Premiums	4.5	2.3	5.1
Other revenue	0.3	0.8	3.6

Total operating revenues	28.6	27.7	43.8

Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	9.6	(0.7)	(3.8)
Operating expenses	13.8	13.7	(16.4)

Total operating benefits and expenses	23.4	13.0	(20.2)

Operating earnings before income taxes	$5.2	$14.7	$64.0

Closed Blocks—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $16.4 million from $35.9 million to $19.5 million primarily due to lower earnings resulting from declines in the block size as well as accretion income on impaired assets, partially offset by an increase in prepayment income. In addition, costs related to the accelerated recognition of deferred interest costs associated with early terminations of FHLB funding agreements, which occurred in both periods, declined slightly. The average block size based on AUM declined approximately 42% from $3.6 billion in 2013 to $2.1 billion in 2014, causing both Net investment income and Interest credited and other benefits to contract owners/policyholders to decrease.

Closed Block Other

Operating earnings before income taxes decreased $9.5 million from $14.7 million to $5.2 million primarily due to less favorable reserve development in the retained portion of the group reinsurance business compared to the prior period and investment income from Lehman Recovery/LIHTC in the prior period that did not reoccur. This is partially offset by higher premiums in the current period due to a true-up of estimated premiums due to us from a third party administrator for the group reinsurance business.

Closed Blocks—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $9.8 million from $45.7 million to $35.9 million primarily as a result of lower earnings resulting from a decrease in block size and the accelerated recognition of deferred interest costs associated with early termination of certain FHLB funding agreements offset by a loss on sale of certain alternative investments in the prior period. The average block size based on AUM declined approximately 24% from $4.7 billion in 2012 to $3.6 billion in 2013. As a result, both Net investment income and Interest credited and other benefits to contract owners/policyholders decreased.

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

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Revenues:
Net investment income	$163.2	$97.6	$52.7
Fee income	1,251.7	1,287.1	1,235.9
Premiums	522.2	79.2	—
Net realized capital gains (losses)	(705.7)	(2,208.6)	(1,382.8)
Other revenue	14.6	18.5	24.2

Total revenues	1,246.0	(726.2)	(70.0)

Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	994.8	(51.9)	113.6
Operating expenses and interest expense	473.6	467.6	450.4
Net amortization of DAC/VOBA	32.8	67.4	58.3

Total benefits and expenses	1,501.2	483.1	622.3

Income (loss) before income taxes	$(255.2)	$(1,209.3)	$(692.3)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(1,488.0)	$(1,429.5)	$(858.3)
Gain (losses) related to capital hedge overlay (“CHO”) program	(109.3)	(244.8)	(351.0)
Gain (loss) due to nonperformance risk	333.7	(494.5)	(443.6)
Net investment gains (losses)	(0.4)	12.6	26.6
DAC/VOBA and other intangibles unlocking	34.4	(4.7)	1.8

The following table presents AUM for our CBVA segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
AUM
General account	$2,556.3	$1,429.1	$1,237.6
Separate account	40,657.9	44,269.9	41,960.8

Total AUM	$43,214.2	$45,699.0	$43,198.4

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Balance as of beginning of period	$44,788.2	$42,590.6	$42,231.7
Deposits	170.4	270.6	262.6
Surrenders, benefits and product charges	(5,593.7)	(4,502.7)	(3,957.0)

Net flows	(5,423.3)	(4,232.1)	(3,694.4)
Interest credited and investment performance	1,767.1	6,429.7	4,053.3

Balance as of end of period	41,132.0	44,788.2	42,590.6

End of period contracts in payout status	2,082.2	910.8	607.8

Total balance as of end of period*	$43,214.2	$45,699.0	$43,198.4

*	Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Loss before income taxes decreased $954.1 million from $1,209.3 million to $255.2 million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from change to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on Guaranteed Minimum Withdrawal Benefit for Life (“GMWBL”) contracts, partially offset by an unfavorable result from an update to lapse assumptions. The prior period result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

Including the impacts of assumption changes described above, the loss before income taxes decreased $954.1 million as a result of several factors. The change in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in a favorable variance of $828.2 million, from a loss of $494.5 million in the prior period to a gain of $333.7 million in the current period, including the effects of changes in the technique used to estimate nonperformance risk. Net losses related to the incurred guaranteed benefits and our guarantee hedge program and CHO program decreased to a loss of $1,597.3 million in the current period compared to a loss of $1,674.3 million in the prior period. The $77.0 million favorable variance was primarily due to lower equity market returns, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves, as well as favorable impacts of assumption changes, mentioned above, partially offset by an unfavorable variance due to declining interest rates in the current period. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility. DAC/VOBA and other intangibles unlocking improved by $39.1 million, from a loss of $4.7 million in the prior period to a gain of $34.4 million in the current period, mainly due to favorable impacts of assumption changes mentioned above.

In addition, Net investment income increased primarily due to a higher earned rate, partially offset by lower Fee income as a result of lower average separate account AUM, and lower gains on the sale of securities. Higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. The increase in annuitization of life contingent contracts is partially due to the guaranteed minimum income benefit (“GMIB”) enhanced annuitization offer completed during the current period, where contract owners elected to annuitize both GMIB life contingent contracts and non-life contingent contracts.

Closed Blocks Variable Annuity—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

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

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value (“NAV”) of these funds. The investment income on alternative investments shown below for the periods stated excludes the net investment income from Lehman Recovery/LIHTC and net loss on the sale of certain alternative investments during the prior periods.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8% to 9% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2014, 2013 and 2012, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Retirement
Alternative investment income	$28.8	$36.4	$43.2
Average alternative investments	310.6	262.0	523.1
Annuities
Alternative investment income	25.0	25.6	25.8
Average alternative investments	199.6	177.6	284.4
Investment Management
Alternative investment income	19.7	23.8	41.6
Average alternative investments	145.3	124.0	107.5
Individual Life
Alternative investment income	19.8	20.2	12.1
Average alternative investments	143.0	131.0	197.5
Employee Benefits
Alternative investment income	3.2	3.9	4.5
Average alternative investments	29.5	24.7	54.2

Total Ongoing Business
Alternative investment income	96.5	109.9	127.2
Average alternative investments	828.0	719.3	1,166.7

Corporate
Alternative investment income	16.6	9.0	23.4
Average alternative investments	106.7	97.8	95.5
Closed Blocks(1)
Alternative investment income	4.2	9.7	11.6
Average alternative investments	33.2	58.1	88.4

Total Voya Financial, Inc.
Alternative investment income	$117.3	$128.6	$162.2

Average alternative investments	$967.9	$875.2	$1,350.6

(1)	Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

Unlocking of DAC/VOBA and other Contract Owners/Policyholders Intangibles

Changes in Operating earnings before income taxes and net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements (“DSI”), and unearned revenue (“URR”). The DAC asset represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are direct incremental costs of contract acquisition, as well as certain costs related directly to acquisition activities. Such costs consist principally of certain commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. The VOBA asset represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies. We amortize VOBA over the estimated life of the contracts using the same methodology and assumptions employed to amortize DAC. The DSI asset represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contracts’ expected ongoing crediting rates for periods after the inducement. We defer sales inducements and amortize them over the life of the contracts using the same methodology and assumptions employed to amortize DAC. The amortization of sales inducements is included in Interest credited and other benefits to contract owners/policyholders. In addition, a URR liability is recorded related to variable universal life and UL products and represents policy charges for services to be provided in future periods. These policy charges are deferred as unearned revenue and amortized over the expected life of the contracts in proportion to the estimated gross profits in a manner consistent with DAC for these products. The change in URR is included in Fee income.

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI over estimated gross revenues. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions, are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI, and URR are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit (“favorable unlocking”) generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC, VOBA, DSI and URR due to contract changes or contract terminations higher than estimated are also included in “unlocking.” An unlocking event that results in a charge (“unfavorable unlocking”) generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as “DAC/VOBA and other intangibles” unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the years ended December 31, 2014, 2013 and 2012.

During the third quarter of 2014, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $19.3 million to Operating earnings before income taxes in the current period, compared to a favorable impact of $84.8 million in the third quarter of 2013 and an unfavorable impact of $32.0 million in the third quarter of 2012. These are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Retirement	$(30.0)	$45.6	$5.8
Annuities	26.4	83.3	(86.2)
Individual Life	(10.2)	4.8	3.4
Employee Benefits	(7.8)	(0.5)	—

Total DAC/VOBA and other intangibles unlocking(1)(2)	$(21.6)	$133.2	$(77.0)

(1)	Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2)	Includes the impacts of the annual review of assumptions.

In addition, we have DAC/VOBA and other intangibles unlocking that corresponds to items excluded from Operating earnings before income taxes, such as the results of our CBVA segment, investment gains (losses) and net guaranteed benefits hedging gains (losses) in our Ongoing Business.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Years Ended December 31,
($ in millions)	2014	2013	2012
CBVA	$34.4	$(4.7)	$1.8
Ongoing Business	80.4	73.3	127.0

Total	$114.8	$68.6	$128.8

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

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, contract deposits and securities lending. Primary uses of these funds are payments of policyholder benefits commissions and operating expenses, interest credits, share repurchases, investment purchases and contract maturities, withdrawals and surrenders.

Parent Company Sources and Uses of Liquidity

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.’s access to the $750.0 million revolving credit sublimit of its Amended and Restated Revolving Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.’s primary sources and uses of cash for the periods indicated are presented in the following table:

	Years Ended December 31,
($ in millions)	2014	2013	2012
Beginning cash balance	$640.2	$357.5	$1.3
Sources:
Dividends and returns of capital from subsidiaries	902.0	1,434.0	813.0
Repayment of loans to subsidiaries, net of new issuances	42.4	—	102.3
Proceeds from credit facility borrowings, net of repayments	—	—	1,350.0
Proceeds from Senior Notes offerings	—	1,396.8	849.5
Proceeds from Junior Subordinated Notes offering	—	750.0	—
Proceeds from Initial Public Offering	—	571.6	—
Amounts received from subsidiaries under tax sharing agreements, net	248.4	348.2	56.4
Other, net	16.2	4.8	62.3

Total sources	1,209.0	4,505.4	3,233.5

Uses:
Payment of interest expense	141.1	90.6	33.4
Capital provided to subsidiaries	150.0	2,062.0	400.0
Repayments of loans from subsidiaries, net of new issuances	—	319.1	2,037.3
Repayment of commercial paper, net of issuances	—	192.0	362.6
Repayment of credit facility borrowings	—	1,350.0	—
New issuances of loans to subsidiaries, net of repayments	—	134.3	—
Payment of income taxes, net	42.8	43.0	5.2
Debt issuance costs	16.8	26.5	38.8
Common stock acquired—Share repurchase	789.4	—	—
Share-based compensation	16.9	—	—
Dividends paid	10.1	5.2	—

Total uses	1,167.1	4,222.7	2,877.3

Net increase in cash and cash equivalents	41.9	282.7	356.2

Ending cash balance	$682.1	$640.2	$357.5

Liquidity

We manage liquidity through access to substantial investment portfolios as well as a variety of other sources of liquidity including committed credit facilities, securities lending and repurchase agreements. Our asset-liability management (“ALM”) process takes into account the expected maturity of investments and expected benefit payments as well as the specific nature and risk profile of the liabilities, including variable products with guarantees. As part of our liquidity management process, we model different scenarios to determine whether existing assets are adequate to meet projected cash flows. Key variables in the modeling process include interest rates, equity market movements, quantity and type of interest and equity market hedges, anticipated contract owner behavior, market value of general account assets, variable separate account performance and implications of rating agency actions.

Share Repurchase Program

During the year ended December 31, 2014, we repurchased 19,447,847 shares of our common stock from ING Group for an aggregate purchase price of $725.0 million in a series of transactions. The repurchases were each made pursuant to a Direct Share Repurchase Program with ING Group. The per share purchase price we paid in each case was equal to the per share purchase price paid by the underwriters in registered public offerings of our common stock by ING Group which were completed concurrently with each of the repurchase transactions.

Each of the repurchases was authorized by a special committee of our Board of Directors consisting solely of independent and disinterested directors (the “Independent Committees”), which were committees formed for the sole purpose of considering the applicable repurchase transaction. The Independent Committees retained independent financial and legal advisors for purposes of their deliberations.

We also repurchased 1,125,558 shares of our common shares in open market transactions for an aggregate purchase price of $39.4 million, and 655,457 shares of our common shares under an accelerated share repurchase arrangement for an aggregate purchase price of $25.0 million. During the year ended December 31, 2013, we did not repurchase any shares of our common shares.

On February 5, 2015, our Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $750.0 million, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. The authorization for the Direct Share Repurchase Program may be terminated, increased or decreased by Voya Financial, Inc.’s Board of Directors at any time.

See the Shareholders’ Equity and Earnings per Common Share Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information regarding shares repurchase transactions with ING Group.

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of Voya Financial, Inc. and of its insurance company subsidiaries and general macroeconomic conditions.

We did not have any short-term debt borrowings outstanding as of December 31, 2014. The following table summarizes our borrowing activities for the year ended December 31, 2014:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,509.8	$—	$—	$1.0	$3,510.8
Windsor property loan	4.9	—	—	—	4.9

Subtotal	3,514.7	—	—	1.0	3,515.7

Less: Current portion of long-term debt	—	—	—	—	—

Total long-term debt	$3,514.7	$—	$—	$1.0	$3,515.7

The following table summarizes our borrowing activities for the year ended December 31, 2013:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Short-Term Debt:
Commercial paper	$192.0	$474.9	$(666.9)	$—	$—
Current portion of long-term debt	872.6	—	(873.0)	0.4	—

Total short-term debt	1,064.6	474.9	(1,539.9)	0.4	—

Long-Term Debt:
Debt securities	1,500.4	2,146.8	(138.7)	1.3	3,509.8
Borrowings from NN Group	500.0	—	(500.0)	—	—
Windsor property loan	4.9	—	—	—	4.9
Syndicated Bank Term Loans	1,350.0	—	(1,350.0)	—	—
Surplus notes	688.4	—	(688.4)	—	—

Subtotal	4,043.7	2,146.8	(2,677.1)	1.3	3,514.7

Less: Current portion of long-term debt	872.6	—	(873.0)	0.4	—

Total long-term debt	$3,171.1	$2,146.8	$(1,804.1)	$0.9	$3,514.7

Debt Securities

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 million of unsecured 5.5% Senior Notes due 2022 (the “2022 Notes”) in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings Inc. (“Voya Holdings”), formerly Lion Connecticut Holdings Inc., a wholly owned subsidiary of Voya Financial, Inc. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2022 Notes and was paid $0.3 million for its services. We used the proceeds of the 2022 Notes to repay $500.0 million of the direct borrowings under a $3.5 billion Revolving Credit Agreement (“Revolving Credit Agreement”). The remaining proceeds of the 2022 Notes were used for general corporate purposes, including the retirement of a portion of our outstanding commercial paper. As a result of the issuance of the 2022 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement of the Senior Unsecured Credit Facility was reduced by 50.0% of the issuance to $1.075 billion consistent with the terms of that agreement.

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the “2018 Notes”) in a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2018 Notes and was paid $0.3 million for its services. We used the proceeds of the 2018 Notes to repay $850.0 million of the borrowings under the Term Loan portion of our Senior Unsecured Credit Facility. We used the remaining proceeds of the 2018 Notes for general corporate purposes. As a result of the issuance of the 2018 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement of the Senior Unsecured Credit Facility was further reduced by 50.0% of the issuance to the minimum of $750.0 million.

On July 26, 2013, Voya Financial, Inc. issued $400.0 million of unsecured 5.7% Senior Notes due 2043 (the “2043 Notes”) in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15, commencing on January 15, 2014. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2043 Notes and was paid an immaterial amount for its services. We used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the “2053 Notes”) in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, commencing November 15, 2013 and ending on May 15, 2023. The 2053 Notes bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes bear interest at an annual rate equal to three-month London Interbank Offered Rates (“LIBOR”) plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate. ING Financial Markets, LLC, an affiliate, served as a Senior Co-Manager on the 2053 Notes and was paid $0.2 million for its services.

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

On May 21, 2013, we used the proceeds of the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 million under the Term Loan portion of the Company’s Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay borrowings with NN Group (as successor to ING V).

Registration Rights Agreement

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes, the 2053 Notes and the 2043 Notes, Voya Financial, Inc. and Voya Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes. The offer to exchange the 2022 Notes, the 2018 Notes and the 2053 Notes was completed on August 14, 2013. The offer to exchange the 2043 Notes was completed on December 23, 2013.

Aetna Notes

As of December 31, 2014 and 2013, Voya Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $235.1 million principal amount of 7.63% Debentures due August 15, 2026 and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “Equitable Notes”). ING Group guarantees the Aetna Notes. The Equitable Notes benefit from a guarantee by Voya Financial, Inc.

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

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; letters of credit (“LOC”) meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group.

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

On September 15, 2013, we repaid, at maturity, a portion of the Aetna Notes which carried an ING Group guarantee. As of December 31, 2014 and 2013, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $506.1 million.

Senior Unsecured Credit Facility

On April 20, 2012, Voya Financial, Inc. entered into a $5.0 billion unsecured Senior Credit Facility (“Senior Unsecured Credit Facility”) with a syndicate of banks, replacing financing that was either internally funded or guaranteed by NN Group. The Senior Unsecured Credit Facility is guaranteed by Voya Holdings. As part of the Senior Unsecured Credit Facility, Voya Financial, Inc. entered into a Revolving Credit Agreement and a $1.5 billion syndicated Term Loan Agreement (“Term Loan Agreement”).

Revolving Credit Agreement

The Revolving Credit Agreement, while primarily an LOC facility, also included a revolving credit sublimit of up to $1.5 billion of the $3.5 billion total, which could be directly borrowed by Voya Financial, Inc. This $1.5 billion direct borrowings sublimit would be reduced by 50.0% of the face amount of any debt securities issued by us, provided, that the sublimit may not be reduced below $750.0 million as a result. The cost of borrowings and LOC under the Revolving Credit Agreement varied depending on Voya Financial, Inc.’s credit rating. The terms of the Senior Unsecured Credit Facility required Voya Financial, Inc. to maintain liquidity of $500.0 million at all times (which covenant was subsequently terminated as noted below). In order to meet this requirement in the future, Voya Financial, Inc. could be required to forgo otherwise available draws under the Revolving Credit Agreement.

Immediately following the closing of the Revolving Credit Agreement, Voya Financial, Inc. drew $500.0 million of direct borrowings to replace internally funded financing. In addition, $1.4 billion of LOCs were issued to replace $1.4 billion of LOCs issued under a pre-existing $2.5 billion syndicated LOC facility.

On July 17, 2012, as a result of the issuance of the 2022 Notes, the direct borrowing sublimit under the Revolving Credit Agreement was reduced to $1.1 billion consistent with the requirement described above. On February 11, 2013, as a result of the issuance of the 2018 Notes, the revolving credit borrowing sublimit of the Revolving Credit Agreement was reduced by 50.0% of the issuance to the minimum of $750.0 million.

Term Loan Agreement

The proceeds of the Term Loan Agreement were used to replace financing that was internally funded. Voya Financial, Inc. paid interest at a variable rate based on its credit rating and was required to make principal payments totaling 20.0% of the original borrowing amount over the first 12 months and 30.0% over the second twelve months with remaining amounts due by April 20, 2014.

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

Amended and Restated Credit Agreement

On February 14, 2014, Voya Financial, Inc. revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by 1) extending the term of the agreement to February 14, 2018; 2) reducing the total amount of LOCs that may be issued from $3.5 billion to $3.0 billion and 3) reducing the current cost of LOC issuance fees. ING Bank, an affiliate, acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent and received $0.7 million for its services and participation in the syndicate.

As of December 31, 2014, there were no amounts outstanding as revolving credit borrowings. As of December 31, 2014, $1.5 billion of LOCs were outstanding under the Revolving Credit Agreement. Of this total, LOCs issued by ING Bank amount to $73.3 million.

Credit Facilities and Subsidiary Credit Support Arrangements

We use credit facilities primarily to provide collateral required under our affiliated reinsurance transactions as well as certain third-party reinsurance arrangements to which our Arizona captive is a party. We also issue guarantees and enter into financing arrangements in connection with our affiliated reinsurance transactions. These arrangements are primarily designed to facilitate the financing of statutory reserve requirements. Regulation XXX and AG38 require insurers to hold significantly higher levels of reserves on term products and UL insurance products with secondary guarantees, respectively, than are generally thought to be sufficient. By re-insuring business to our captive reinsurance subsidiaries and our Arizona captive, we are able to use alternative sources of collateral to fund the statutory reserve requirements and are generally able to secure longer term financing on a more capital efficient basis.

Effective January 1, 2009, we entered into a master asset purchase agreement (the “MPA”) with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. (“SRUS”), Scottish Re Life (Bermuda) Limited (“Scottish Bermuda”) and Scottish Re (Dublin) Limited (collectively, “Scottish Re”) and Hannover Life Reassurance Company of America (“Hannover US”) and Hannover Re (Ireland) Limited (“HLRI”) (collectively, “Hannover Re”). Pursuant to the MPA, we recaptured individual life reinsurance business which had previously been reinsured to Scottish Re and immediately ceded 100.0% of such business to Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We will remain obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re for the duration of such reserve requirements or until the underlying reinsurance contracts are novated to Hannover Re or Hannover Re puts into place its own collateral for such reserve requirements. Hannover Re reimburses us for a portion of our fees for these credit facilities. We refer to this block as the Hannover Re block and its results are reported as part of the Closed Block Other segment.

Pursuant to the MPA, Hannover Re has the option to put into place its own collateral (“Buyers Facility”) therefore, effective October 1, 2013 on a 32.0% quota share basis, we recaptured a portion of the business from HLRI and retroceded the recaptured business to Hannover US. As a result, our collateral requirement was reduced to $2.3 billion as of December 31, 2013. Our remaining collateral requirement as of December 31, 2014 was $2.4 billion.

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of December 31, 2014, there was no LOC requirement and the actual amount of the LOCs outstanding was $625.0 million.

In addition to the $5.0 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $238.0 million of LOCs were outstanding to support miscellaneous requirements. In total, $5.2 billion of credit facilities were utilized as of December 31, 2014. As of December 31, 2014, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $7.8 billion. We also have approximately $10.0 million in secured facilities.

Total fees associated with credit facilities for the years ended 2014, 2013 and 2012 were $120.6 million, $149.3 million and $223.2 million, respectively.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of December 31, 2014:

($ in millions)
Obligor / Applicant	Liability Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.(1)		Unsecured	Committed	02/14/2018	$3,000.0	$1,466.7	$1,533.3
	Individual Life					447.0
	Hannover Re block					309.1
	CBVA					625.0
	Retirement Solutions					10.0
	Other					75.6
SLDI	Retirement Solutions	Unsecured	Committed	01/24/2018	150.0	150.0	—
Voya Financial, Inc. / Langhorne I, LLC	Retirement Solutions	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/2015	750.0	750.0	—
SLDI(1)	Hannover Re block	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	693.0	302.0
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	312.0	253.0

Total					$7,821.7	$5,224.1	$2,588.3

(1)	See the Related Party Transactions Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC (“Whisperingwind III”) were novated to Roaring River IV, LLC (“Roaring River IV”), our wholly owned captive reinsurance subsidiary, which completed a transaction with a third-party bank to provide up to $565.0 million of statutory reserve financing through a trust note which matures December 31, 2028. The trust note replaced $330.0 million of letters of credit associated with the Whisperingwind III reinsurance agreements which were cancelled in January of 2014.

Effective January 15, 2014, Langhorne I, LLC (“Langhorne I”), our wholly owned captive reinsurance subsidiary, completed a financing arrangement with a third-party trust to provide up to $500.0 million of trust note collateral funding. The financing arrangement is designed to manage reserve and capital requirements in connection with the stable value business and matures on January 15, 2019.

Effective January 24, 2014, SLDI entered into a letter of credit facility agreement with a third-party bank to provide up to $150.0 million of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business.

In November of 2014, SLDI extended a $750.0 million collateral note facility supporting reserves on the Hannover Re business upon its initial maturity date for another year until November 9, 2015.

Effective December 29, 2014, SLDI cancelled the $750.0 million collateral note facility supporting reserves on the Hannover Re business upon its initial maturity date. The cancelled capacity was replaced with letters of credit issued under existing credit facility agreements.

On December 18, 2014, we terminated our financing transaction providing trust notes supporting a reinsurance agreement in Roaring River III, LLC (“Roaring River III”).

In January of 2014, a $265.0 million secured LOC issued by the Federal Home Loan Bank (“FHLB”) of Des Moines supporting our Closed Block Institutional Spread Products segment was reduced to $255.0 million. Effective December 18, 2014, the LOC was cancelled due to the cancellation of the underlying policies within a certain reinsurance contract.

On February 11, 2015, we entered into a $195.0 million Letter of Credit facility agreement with Commerzbank AG which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of the inception of the facility, the Company collateralized the facility with $212.0 million of cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of December 31, 2014. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$447.0	$447.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	693.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	312.0

Total				$2,482.0	$1,927.0

The peak financing requirement for the Individual Life block is expected to reach approximately $3.0 billion during the period 2017—2025.

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/14/2018	$309.1	$309.1
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/09/2015	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2021	1,125.0	1,125.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0

Total				$2,434.1	$2,434.1

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.5 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$625.0

Total				$625.0

Contingent Capital Letter of Credit

SLDI was the sole obligor under a $1.5 billion contingent capital LOC facility with ING Bank, under which $1.5 billion of LOCs were issued to support SLDI’s reinsurance obligations to Voya Insurance and Annuity Company (“VIAC”), formerly known as ING USA Annuity and Life Insurance Company, for certain minimum guarantees included in its CBVA products. The agreement had no recourse to Voya Financial, Inc.

On May 8, 2013, Voya Financial, Inc. made a capital contribution to SLDI in the amount of $1.8 billion. Immediately thereafter, SLDI deposited the contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligation to VIAC related to variable annuity cessions from VIAC to SLDI. Following the deposit by SLDI of the contributed capital into the funds withheld trust account, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013 , the $1.5 billion contingent capital LOC facility was terminated.

Reinsurance Subsidiaries -Voya Financial, Inc. Credit Support

Voya Financial, Inc. also maintains credit facilities with third-party banks and a third-party trust to support the reinsurance obligations of our captive reinsurance subsidiaries. As of December 31, 2014, such facilities provided for up to $2.1 billion of capacity, of which $1.0 billion was utilized.

In addition to providing credit facilities, we also provide credit support to our captive reinsurance subsidiaries through surplus maintenance agreements, pursuant to which we agree to cause these subsidiaries to maintain particular levels of capital or surplus and which we entered into, in connection with particular reinsurance transactions. These agreements are effective for the duration of the related reinsurance transactions and the maximum potential obligations are not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these agreements.

In connection with certain reinsurance transactions involving a third-party trust (the “Master Trust”), Voya Financial, Inc. and SLDI are parties to a reimbursement agreement with a third-party bank that lends securities to the Master Trust. SLDI has reimbursement obligations to the bank under this agreement, which is guaranteed by Voya Financial, Inc., in an aggregate amount of up to $750.0 million as of December 31, 2014. Voya Financial, Inc. also provides an indemnification to the third-party bank with respect to any defaults by the Master Trust under the securities lending agreement under which this bank lends securities to the Master Trust, up to $750.0 million. This agreement and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. provided a separate indemnification to ING Bank with respect to any defaults by the Master Trust under a similar securities lending agreement between the Master Trust and ING Bank, up to $825.0 million. This agreement and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance agreements and were effective for the duration that the collateral remains outstanding. This agreement was to expire on December 31, 2013. Effective October 30, 2013, SLDI completed a $1,125.0 million letter of credit facility which replaced this facility. The new facility does not involve a Voya Financial, Inc. guarantee.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Company (“SLD”), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of December 31, 2014 is $24.8 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

On September 6, 2012, Voya Financial, Inc. as a borrowing party and its subsidiary, Roaring River III, as a borrower, entered into a reimbursement agreement with a third-party bank providing for $390.0 million of initial funding in the form of a putable variable funding trust note due 2022 where Voya Financial, Inc. guarantees the reimbursement obligations of Roaring River III. Roaring River III has entered into a reinsurance agreement with an affiliated ceding company and by entering into the reimbursement agreement, Roaring River III provides collateral for reinsurance in the form of the trust note. To support additional growth in reserves on the policies reinsured, the trust note notional amount may be increased to approximately $1.2 billion prior to maturity. On December 18, 2014, Voya Financial, Inc. terminated its financing transaction providing trust notes supporting a Roaring River III, LLC reinsurance agreement. Consequently, effective December 18, 2014, the reimbursement agreement was terminated, the trust note was cancelled, and the guarantee obligations of Voya Financial, Inc. were extinguished.

Reinsurance Subsidiaries—Other Credit Support

Prior to December 18, 2014, ReliaStar Life Insurance Company (“RLI”) and SLD, indirect and direct subsidiaries of Voya Financial, Inc., respectively, guaranteed a reinsurance contract entered into by SLDI with respect to the principal and interest of a bond insured by an unrelated insurance company. The bond payments were supported by the insurer’s closed block. Surplus from the closed block, in the form of dividends, was used to pay the bond principal and interest. RLI provided an LOC issued by the FHLB of Des Moines, collateralized by assets pledged by RLI to FHLB, to secure the guarantee obligation to the unrelated insurer. As of December 31, 2013, the guarantee of $239.3 million was secured by a $265.0 million LOC collateralized by assets with a market value of approximately $294.1 million. On December 18, 2014, the bonds insured by the unrelated insurance company were redeemed and the insurance policies were cancelled thereby eliminating the underlying risk in the reinsurance contract. The FHLB LOC was also terminated. The $239.3 million guarantee remains in effect until the expiration of the bankruptcy preference period which is not expected to exceed one year from the date of the bond redemption.

Other Subsidiaries—Voya Financial, Inc. Credit Support

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $506.1 million combined principal amount of Aetna Notes. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of December 31, 2014 in relation to intercompany indemnifications and support agreements. As of December 31, 2014, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

ING Group Credit Support

As described above, certain of our indebtedness benefits from a guarantee provided by ING Group or NN Group. As of December 31, 2014, the indebtedness for which ING Group or NN Group provide guarantees include a $506.1 million aggregate principal amount of Aetna Notes issued by Voya Holdings.

Securities Lending

We engage in securities lending for cash or cash equivalents, on a direct basis, or through an agent, whereby certain securities from our portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to us. Collateral retained by the agent is invested in liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of December 31, 2014 and 2013, the fair value of loaned securities was $545.9 million and $435.4 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, collateral retained by the lending agent and invested in liquid assets on our behalf was $563.9 million and $451.0 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, liabilities to return collateral of $563.9 million and $451.0 million, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities (“dollar rolls”) and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar roll transactions by selling existing mortgage-backed securities (“MBS”) and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us, and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that, at all times during the term of the dollar roll and repurchase agreements, cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Consolidated Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2014 and 2013, we did not have any securities pledged under reverse repurchase agreements.

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

FHLB

We are currently a member of the FHLB of Des Moines and the FHLB of Topeka and are required to maintain a collateral deposit to back any advances, funding agreements issued or LOCs issued by the FHLB. We have the ability to obtain funding from the FHLBs based on a percentage of the value of our assets and are subject to the availability of eligible collateral. The limits across all programs are 20% of the total assets of the general and separate accounts of VIAC and RLI and potentially up to 40% of the total assets of the general account of SLD based on credit approval from FHLB of Topeka. Furthermore, collateral is pledged based on the outstanding balances of FHLB advances, funding agreements, and LOCs. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs’ credit assessment. As of December 31, 2014 and 2013, we had $1.4 billion and $1.8 billion in non-putable funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, we had assets with a market value of approximately $1.6 billion and $2.0 billion, respectively, which collateralized the FHLB funding agreements. As of December 31, 2013, we had a $265.0 million LOC issued by the FHLB, which was terminated on December 18, 2014. As of December 31, 2013, we had assets with a market value of approximately $294.1 million, which collateralized the FHLB LOC. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, on the Consolidated Balance Sheets.

Borrowings from NN Group

For information related to these arrangements, see the Related Party Transactions Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary’s statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2014, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.4 billion. Each agreement with a life insurance subsidiary has received the necessary approvals from the appropriate state insurance regulatory authorities. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2014, no amounts were borrowed from subsidiaries. As of that same date, we lent $169.0 million to subsidiaries.

Collateral—Derivative Contracts

Under the terms of our over-the-counter (“OTC”) Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. (“ISDA”) agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2014, we held $515.8 million and $119.1 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, we held $214.7 million and $18.8 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2014, we delivered $638.7 million of securities and held $159.3 million of securities as collateral. As of December 31, 2013, we delivered $1.0 billion of securities and held $51.3 million of securities as collateral.

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

Additionally, ratings of certain of our securities guaranteed by ING Group could be influenced by ING Group’s ratings. A downgrade of the credit ratings of ING Group could result in downgrades of these securities.

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

Company	A.M. Best (“A.M. Best”)	Fitch, Inc. (“Fitch”)	Moody’s Investors Service, Inc. (“Moody’s”)	Standard & Poor’s (“S&P”)
Voya Financial, Inc. (Long-term Issuer Credit)(6)	bbb (4 of 10)	BBB (4 of 11)	Baa3 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)(6)	bbb (4 of 10)	BBB- (4 of 9)	Baa3 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)(6)	bb+ (5 of 10)	BB (5 of 9)	Ba1(hyb) (5 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company(3)
Financial Strength Rating(6)	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating(6)	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating(4)(5)(6)	NR	NR	WD	WD
ReliaStar Life Insurance Company
Financial Strength Rating(6)	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating(6)	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating(6)	A (3 of 16)	A- (3 of 9)	A3 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating(5)(6)	NR	NR	WD	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating(6)	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating(6)	NR	NR	Baa3 (4 of 9)	BBB (4 of 11)

(1)	$850.0 million of our 2022 Notes, $1.0 billion of our 2018 Notes and $400.0 million of our 2043 Notes.
(2)	$750.0 million of our 2053 Notes.
(3)	Effective September 1, 2014, ING Life Insurance and Annuity Company changed its name to Voya Retirement Insurance and Annuity Company (“VRIAC”).
(4)	Effective March 5, 2014, we requested S&P to withdraw (“WD”) the short-term issuer credit rating on Voya Insurance and Annuity Company (“VIAC”), formerly known as ING USA Annuity and Life Insurance Company, as the rating was necessary only for the marketing and distribution of products no longer offered by us.
(5)	Effective September 22, 2014, we requested Moody’s to WD the short-term issuer credit rating on VIAC and Security Life of Denver Insurance Company as the rating was necessary only for the marketing and distribution of products no longer offered by us. On December 9, 2014, Moody’s announced that it had withdrawn its short-term issue credit rating on VIAC.
(6)	Effective February 17, 2015, S&P raised its ratings on Voya Financial, Inc. and Voya Holdings Inc. and on the Company’s operating subsidiaries.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	“A++” to “S”	“aaa” to “rs”	“aaa” to “d”	“AMB-1+” to “d”
Fitch(2)	“AAA” to “C”	“AAA” to “D”	“AAA” to “C”	“F1” to “D”
Moody’s(3)	“Aaa” to “C”	“Aaa” to “C”	“Aaa” to “C”	“Prime-1” to “Not Prime”
S&P(4)	“AAA” to “R”	“AAA” to “D”	“AAA” to “D”	“A-1” to “D”

(1)	A.M. Best’s financial strength rating is an independent opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from “aa” to “ccc” may be enhanced with a “+” (plus) or “-” (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.
(2)	Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The National Insurer Financial Strength (“IFS”) Rating is assigned to the insurance company’s policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a “+” or a “-” may be appended to a rating to denote relative status within major rating categories.
(3)	Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody’s obligations append numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings are opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.
(4)	S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. A “+” or “-” indicates relative strength within a category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor’s creditworthiness over a short-term time horizon.

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities, including implications of the ongoing divestment of Voya Financial, Inc. by ING Group, among other factors.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody’s and S&P from December 31, 2013 through December 31, 2014 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•

On February 17, 2015, S&P raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB from BBB-. S&P also raised the senior unsecured credit ratings of Voya Financial, Inc. to

BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. S&P also raised the financial strength ratings of the operating subsidiaries to A from A-. All ratings were assigned a Stable outlook.

•	On September 4, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries and maintained its Positive outlook.

•	On July 3, 2014, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries. A.M. Best maintained its Stable outlook on the financial strength rating of the key life subsidiaries and revised the outlook to Positive from Stable on the issuer credit rating of Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

•	On May 13, 2014, Moody’s affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, and revised the rating outlook to Positive from Stable.

•	On March 14, 2014, S&P affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries, and revised the rating outlook to Positive from Stable.

•	On March 6, 2014, Fitch affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries and revised the rating outlook to Positive from Stable.

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

Certain of our credit facility agreements contain provisions that are linked to the credit or financial strength ratings of certain legal entities, including NN Group. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of December 31, 2014, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody’s would not have resulted in an additional increase in our collateral requirements. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOC, may also be used.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries’ financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of December 31, 2014, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $25 million. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries’ financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of December 31, 2014, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $40.0 million. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of December 31, 2014, a two-notch downgrade of our insurance subsidiaries would not have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

The S&P financial strength rating of our reinsurers with the two largest reinsurance recoverable balances are AA- rated or better. These reinsurers are (i) Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, subsidiaries of Lincoln National Corporation (“Lincoln”) and (ii) Hannover Re. Only those reinsurance recoverable balances where recovery is deemed probable are recognized as assets on our consolidated balance sheets.

We have a significant concentration of reinsurance arising from the divestment of a block of individual life business via a reinsurance transaction prior to our acquisition of VRIAC in 2000. In 1998, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the reinsurance recoverable on the Consolidated Balance Sheets, $1.9 billion and $2.0 billion as of December 31, 2014 and 2013, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

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

On November 19, 2008, an existing reinsurance agreement between SRUS and Ballantyne Re, concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that we were substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of trust assets connected with the Ballantyne Re facility. The trust assets support the reserve requirements of the business transferred from SLD to Ballantyne Re. As of December 31, 2014, trust assets with a market value of $943.6 million supported reserves of $277.8 million.

Effective January 1, 2009, we entered into the MPA with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Effective October 1, 2013, on a 32% quota share basis, we recaptured a portion of the business from HLRI and retroceded the recaptured business to Hannover US. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.5 billion and $2.4 billion as of December 31, 2014 and 2013, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement.

Effective October 1, 2014, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., (“RGA”) for $448.1 million. We will continue to administer and service the policies. On October 1, 2014, there were $1.5 billion of statutory reserves on approximately $100.0 billion of in-force life insurance. During the year ended December 31, 2014, we recognized a non-operating loss, before income taxes, of $89.4 million, composed of $32.8 million in Other net realized capital gains on assets included in the transaction, $11.4 million related to intent impairments and $110.8 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2014, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $461.3 million. The transaction is expected to result in a non-operating U.S. GAAP loss before income taxes of approximately $10.0 million a year over the next twenty years.

Pension and Postretirement Plans

When contributing to our qualified retirement plans we will take into consideration the minimum and maximum amounts required by ERISA, the attained funding target percentage of the plan, the variable-rate premiums that may be required by the PBCG and any funding relief that might be enacted by Congress. Contributions to our nonqualified plans and other postretirement and post-employment plans are funded from general assets of the respective sponsoring subsidiary company as benefits are paid.

For additional information on our pension and postretirement plan arrangements, see the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. For a summary of applicable laws and regulations governing dividends, see the Insurance Subsidiaries Dividend Restrictions section of the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The following table summarizes dividends permitted to be paid by our principal insurance subsidiaries to Voya Financial, Inc. (formerly ING U.S., Inc.) or Voya Holdings (formerly Lion Connecticut Holdings Inc.) without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
($ in millions)	2015		2014		2013
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$394.1	(4)	$216.3	(2)	$—
Voya Retirement Insurance and Annuity Company (CT)	321.8	(5)	371.4	(3)	264.1	(1)
Security Life of Denver Insurance Company (CO)	111.6	(6)	32.5	(2)	—
ReliaStar Life Insurance Company (MN)	194.2	(4)	194.0	(2)	—

(1)	$264.1 million could have been paid without approval after June 26, 2013. $174.0 million was paid on May 8, 2013 as an extraordinary distribution. $90.0 million was paid as an ordinary dividend on December 9, 2013.
(2)	These could have been paid as ordinary dividends after May 8, 2014. $32.0 million was paid as an ordinary dividend on June 24, 2014. $409.0 million was paid as ordinary dividends on May 19, 2014.
(3)	$281.4 million could have been paid as ordinary dividends after May 8, 2014. $90.0 million could have been paid as ordinary dividends after December 9, 2014. $281.0 million was paid as an ordinary dividend on May 19, 2014. $90.0 million was paid as an ordinary dividend on December 22, 2014.
(4)	These can be paid as ordinary dividends after May 19, 2015.
(5)	$231.8 million can be paid as ordinary dividends after May 19, 2015. $90.0 million can be paid as ordinary dividends after December 22, 2015.
(6)	This can be paid as ordinary dividends after June 24, 2015.

The following table summarizes dividends and return of capital distributions paid by each of the Company’s principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings for the periods indicated:

	Dividends Paid		Return of Capital Distributions
	Year Ended December 31,		Year Ended December 31,
($ in millions)	2014	2013	2014	2013
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)(1)	$216.0	$—	$—	$230.0
Voya Retirement Insurance and Annuity Company (CT)(2)	371.0	264.0	—	—
Security Life of Denver Insurance Company (CO)(3)	32.0	—	—	447.0
ReliaStar Life Insurance Company (MN)(4)	193.0	—	—	583.0

(1)	In May 2014, VIAC paid a $216.0 million ordinary dividend. Iowa Insurance Division approved VIAC’s 2013 return of capital distribution.
(2)	In May 2014, VRIAC paid a $281.0 million ordinary dividend. In December 2014, VRIAC paid a $90.0 million ordinary dividend. Connecticut Insurance Department approved VRIAC’s $174.0 million extraordinary dividend as part of the May 8, 2013 extraordinary distribution. In December 2013, VRIAC paid a $90.0 million ordinary dividend.
(3)	In June 2014, SLD paid a $32.0 million ordinary dividend. Colorado Insurance Division approved SLD’s 2013 return of capital distribution.
(4)	In May 2014, RLI paid a $193.0 million ordinary dividend. Minnesota Insurance Division approved RLI’s 2013 return of surplus distribution.

On May 2, 2014, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0 million, which were paid on May 19,

2014. On June 9, 2014, Voya Financial, Inc.’s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the aggregate amount of $32.0 million, which was paid on June 24, 2014. On November 20, 2014, Voya Financial, Inc.’s principal insurance subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $90.0 million, which was paid on December 22, 2014.

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, our insurance subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to Voya Financial, Inc. or Voya Holdings, a wholly owned subsidiary of Voya Financial, Inc., in the aggregate amount of $1,434.0 million, contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1,434.0 million were made on May 8, 2013.

In addition, on May 8, 2013, our principal insurance subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and were recorded in their second quarter statutory financial statements. See Business Regulation-Insurance Regulation-Insurance Holding Company Regulation-Dividend Payment Restrictions in Part I, Item 1. of this Annual Report on Form 10-K.

Effective December 20, 2013, SLDI re-domesticated from the Cayman Islands to the State of Arizona. SLDI may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the Arizona Department of Insurance, which includes a minimum capital requirement. SLDI did not declare or pay a dividend for the years ended December 31, 2014 and 2013.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2014 and 2013, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $258.0 million and $100.0 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned principal insurance subsidiaries is subject to minimum risk based capital (“RBC”) requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital (“TAC”), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. The Company’s estimated RBC ratio on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, was approximately 538% as of December 31, 2014.

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

The following table summarizes the statutory capital and surplus of our principal insurance subsidiaries as of the dates indicated:

	As of December 31,
($ in millions)	2014	2013
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$2,119.4	$1,941.6
Voya Retirement Insurance and Annuity Company (CT)	2,007.9	2,010.8
Security Life of Denver Insurance Company (CO)	1,128.8	1,034.0
ReliaStar Life Insurance Company (MN)	1,944.7	1,942.5

We monitor the ratio of our insurance subsidiaries’ TAC to Company Action Level Risk-Based Capital (“CAL”). A ratio in excess of 125% indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2014			As of December 31, 2013
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,387.3	$7,458.7	538%	$1,406.3	$7,068.4	503%

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

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of Voya Financial, Inc. and our insurance subsidiaries.

Captive Reinsurance Subsidiaries

Our captive reinsurance subsidiaries provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity and reserve requirements. Each of the captive reinsurance subsidiaries in operation as of December 31, 2014 is a wholly owned direct or indirect subsidiary of one of the Principal Insurance Subsidiaries or Voya Holdings Inc. Each of the captive reinsurance subsidiaries is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, the state of domicile and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of letters of credit and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $1,185.0 million and $1,612.0 million as of December 31, 2014 and 2013, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $552.5 million and $616.6 million as of December 31, 2014 and 2013, respectively.

Our Arizona captive, SLDI, provides reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. On December 20, 2013, SLDI re-domesticated from the Cayman Islands to the State of Arizona. Arizona state insurance statutes and regulations require SLDI to file financial statements with the Arizona Department of Insurance (“ADOI”) and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on SLDI’s Shareholder’s equity as of December 31, 2014 and 2013. In addition, SLDI has obtained approval from the ADOI for certain permitted practices, including taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI’s Shareholder’s equity by $482.0 million and $490.6 million as of December 31, 2014 and 2013, respectively, but has no effect on our Consolidated total shareholders’ equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, SLDI may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the ADOI, which includes a minimum capital requirement. SLDI does not expect to make any dividend payments during calendar year 2015.

Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries and our Arizona captive are primarily related to potential regulatory changes. In October 2011, the NAIC established a subgroup to study insurers’ use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations, and to establish appropriate regulatory requirements to address concerns identified in the study. In June 2013, the NYDFS released a report critical of certain captive reinsurance structures and calling, in part, for other state regulators to adopt a moratorium on approving such structures pending further review by state and federal regulators. In December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States, recommending, in part, that states develop a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute a legitimate risk transfer. FIO reiterated its recommendations for captives reform in its 2014 annual report. During 2014, the NAIC advanced two captives proposals. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted Actuarial Guideline 48 which establishes a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the framework set out in the Rector Report. As adopted, Actuarial Guideline 48 limits the type of assets that may be used as collateral to back the XXX and AXXX statutory reserves. The new guidance will apply prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to address other aspects of the Rector framework. In March 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In November 2014, NAIC staff were directed to prepare a new accreditation proposal relating to captives, and on February 24, 2015, the NAIC F Committee exposed for public comment such a proposal, in the form of a revised preamble to the NAIC accreditation standards. The proposal would require states to apply the NAIC accreditation standards to captive reinsurers that assume (i) XXX/AXXX policies issued on or after January 1, 2015, or issued prior to January 1, 2015 and that were not part of a reinsurance arrangement as of December 31, 2014, (ii) variable annuities, and (iii) long term care insurance. As drafted, it appears that the proposal would apply to our Arizona captive. We cannot predict what revisions, if any, will be made to the proposal as a result of the public comment or other NAIC deliberations, whether this or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies.

Although we do not believe it to be likely, a potential outcome of the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies is that we will be prohibited from continuing our use of captive reinsurance subsidiaries, retroactively or prospectively. The expected effect of such a prohibition would depend on the specific changes to state regulations that are adopted, including whether the PBR framework adopted by the NAIC in December 2012 is ultimately effective and whether current captive reinsurance companies would be allowed to continue in existence and if so, under what terms; or, if not, the method and timing of their dissolution, as well as the cost and availability of alternative financing, see “Item 1. Business—Regulation—Financial Regulation—Recent Actions by the NAIC.” The February 2015 NAIC accreditation proposal, if adopted as proposed without grandfathering provisions for existing captive variable annuity reinsurance entities, could also limit our ability to use reinsurance structures involving our Arizona captive. Given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of the discontinuance or limitation of the use of captive reinsurance subsidiaries and our Arizona captive to finance statutory reserves subject to Regulations XXX and AG38 and statutory reserves associated with our reinsured annuity business. If we were to discontinue our use of captive reinsurance subsidiaries and our Arizona captive on a retroactive basis, the reasonably likely impacts would include early termination fees payable with respect to certain financing structures, higher operating or tax costs, an increase in statutory reserves and diminished capital position. On a prospective basis, discontinuing the use of captive reinsurance subsidiaries could impact the types, amounts and pricing of products we offer and could result in potential reductions in or discontinuance of new term or UL insurance sales, any of which could adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

Off-Balance Sheet Arrangements

Through the normal course of investment operations, we commit to either purchase or sell securities, mortgage loans, or money market instruments, at a specified future date and at a specified price or yield. The inability of counterparties to honor these commitments may result in either a higher or lower replacement cost. Also, there is likely to be a change in the value of the securities underlying the commitments.

At December 31, 2014 and 2013, we had off-balance sheet commitments to purchase investments equal to their fair value of $887.4 million and $1.2 billion, respectively, of which $297.0 million and $321.3 million, respectively, relates to consolidated investment entities.

Aggregate Contractual Obligations

As of December 31, 2014, we had certain contractual obligations due over a period of time as summarized in the following table. The estimated payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$887.4	$762.5	$115.5	$9.4	$—
Reserves for insurance obligations(2)(3)	110,398.6	7,214.1	13,419.6	12,075.5	77,689.4
Retirement and other plans(4)	1,550.1	122.2	261.8	291.0	875.1
Short-term and long-term debt obligations(5)	7,338.3	179.3	359.1	1,315.2	5,484.7
Operating leases(6)	188.2	33.3	60.7	33.1	61.1
Securities lending and repurchase agreements(7)	563.9	563.9	—	—	—

Total	$120,926.5	$8,875.3	$14,216.7	$13,724.2	$84,110.3

(1)	Purchase obligations consist primarily of outstanding commitments under alternative investments that may occur any time within the terms of the partnership and private loans. The exact timing, however, of funding these commitments related to partnerships and private loans cannot be estimated. Therefore, the amount of the commitments related to partnerships and private loans is included in the category “Less than 1 Year.”
(2)	Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $110.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $85.0 billion recorded on our Consolidated Balance Sheets as of December 31, 2014. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3)	Contractual obligations related to certain closed blocks, with reserves in the amount of $5.3 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $6.7 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
(4)	Includes estimated benefit payments under our qualified and non-qualified pension plans, estimated benefit payments under our postretirement benefit plan, and estimated payments of deferred compensation based on participant elections and an average retirement age.
(5)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning the short-term and long-term debt obligations.
(6)	Operating leases consist primarily of outstanding commitments for office space, equipment and automobiles.
(7)	Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

Reserves for future policy benefits, DAC, VOBA and other intangibles (collectively, “DAC/VOBA and other intangibles”), valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

•	Mortality is the incidence of death among policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.

•	A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered “in the money”, or where the benefit is in excess of the account value, are assumed to be less likely to lapse or surrender. Conversely, “out of the money” guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

See the Reserves for Future Policy Benefits and Contract Owner Account Balances Note and the Guaranteed Benefit Features Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.5% to 7.7%.

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 8.3%.

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

GMAB, GMWB, GMWBL, FIA, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contract. These embedded derivatives include annuity GMAB, GMWB, GMWBL, FIA and Stabilizer. The managed custody guarantee product (“MCG”) is a stand-alone derivative and is measured in its entirety at estimated fair value. Changes in estimated fair value of these derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The liabilities for the GMAB, GMWB, GMWBL, FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL, FIA and Stabilizer embedded derivatives and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap (“CDS”) spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee as well as an adjustment to reflect the priority of policyholder claims. The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $785.0 million and $377.0 million as of December 31, 2014 and 2013, respectively.

UL and Variable Universal Life (“VUL”): Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.

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

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has become more credible, which resulted in our current best estimate assumption reflecting meaningfully longer delays in utilization than the previous assumption. It is possible, however, that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

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

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary based on additional information that becomes available. If actual lapse rates are significantly different from those assumed, such could have a significant effect on our reserve levels and related results of operations. During 2014, 2013, and 2012, we conducted our annual review of assumptions, including projection model inputs.

In our most recent annual review of assumptions related to our CBVA contracts in the third quarter of 2014, annual assumption changes and revisions to projection model inputs implemented resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes. The 2012 result included a loss of $151.7 million (excluding the impact due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes, including $114.6 million driven primarily by an update to lapse rates on variable annuity contracts with lifetime living benefit guarantees and $37.1 million related to changes in cash flow projections and volatility assumptions on certain products.

See Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for additional information regarding the specific hedging strategies and reinsurance we utilize to mitigate risk for the product guarantees, as well as sensitivities of the embedded derivative and stand-alone derivative liabilities to changes in certain capital markets assumptions.

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract’s expected ongoing crediting rates for periods after the inducement. URR relates to UL and VUL products and represents policy charges for benefits or services to be provided in future periods.

Collectively, we refer to DAC, VOBA, DSI and URR as “DAC/VOBA and other intangibles.” See the Deferred Policy Acquisition Costs and Value of Business Acquired Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on DAC and VOBA.

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

We amortize DAC and VOBA related to UL and VUL contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease. For deferred annuity contracts within the CBVA segment, we amortize DAC and VOBA in relation to the emergence of estimated gross revenue. We defer sales inducements and amortize the DSI over the life of the policy using the same methodology and assumptions used to amortize DAC. URR is amortized over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these products.

For UL and VUL contracts and fixed and variable deferred annuity contracts, including those in the CBVA segment, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles estimated benefits and expenses. In subsequent periods, we perform testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, changes will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management’s best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. If emerging experience deviates from our assumptions, such could have a significant effect on our DAC/VOBA and other intangibles and/or reserves and the related results of operations.

•	One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

•	Another significant assumption used in the estimation of gross profits for certain products is mortality. We utilize a combination of actual and industry experience when setting our mortality assumptions, and are consistent with the assumptions used to calculate reserves for future policy benefits.

•	Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets and estimates of future interest rates and defaults.

•	Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions and such assumptions require considerable judgment. Estimated gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

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

During the third quarter of 2014, 2013 and 2012, we completed our annual review of assumptions, including projection model inputs. As a result of these reviews, in the third quarter of 2014, we made a number of changes, which resulted in net unfavorable unlocking of DAC/VOBA and other intangibles in our Ongoing Business segments of $(20.0) million, of which $(19.3) million was included in Operating earnings before income taxes. In the third quarter of 2013, changes in assumptions resulted in net favorable unlocking of DAC/VOBA and other intangibles in our Ongoing Business segments of $94.4 million, of which $84.8 million was included in Operating earnings before income taxes. In the third quarter of 2012, changes in assumptions resulted in net unfavorable unlocking of DAC/VOBA and other intangibles in our Ongoing Business segments of $32.0 million, all of which was included in Operating earnings before income taxes. In addition to the amounts above, changes in the projection model inputs resulted in gains of $25.1 million and $15.0 million in the third quarter of 2014 and 2013, respectively, related to changes in the technique used to estimate nonperformance risk in our Ongoing Business segments. These gains are excluded from Operating earnings before income taxes.

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

($ in millions)	As of December 31, 2014
Decrease in long-term rate of return assumption by 100 basis points	$(233.8)
A change to the long-term interest rate assumption of -50 basis points	(75.2)
A change to the long-term interest rate assumption of +50 basis points	57.8
An assumed increase in future mortality by 1%	(22.9)
A one-time, 10% decrease in equity market values	(359.4)

Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

Lower assumed equity rates of return, lower assumed interest rates, increased assumed future mortality and decreases in equity market values tend to decrease the balances of DAC/VOBA and other intangibles and to increase future policy benefits reserves, thus decreasing Income before income taxes.

Higher assumed interest rates tend to increase the balances of DAC/VOBA and other intangibles and decrease Future policy benefits reserves, thus increasing Income before income taxes.

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

See the Investments (excluding Consolidated Investment Entities) Note and the Derivative Financial Instruments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the assets or liability, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability (“exit price”) in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers and industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities.

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, LIBOR and Overnight Index Swap Rates (“OIS”) or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain CDS and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain annuity contracts, see the “Reserves for Future Policy Benefits” section.

In addition, we have entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on the results of operations.

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

We use the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•	When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•	Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratio; debt service coverage ratios; current and forecasted loss severity; consideration of the payment terms of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

•	When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

•	We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted on the loan’s original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management’s best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

For additional information regarding the evaluation process for impairments, see the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Income Taxes

Valuation Allowances

We use certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in our Consolidated Financial Statements from amounts shown on our income tax returns and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations, including the loss limitation rules associated with change in control. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are reevaluated on a periodic basis. We will continue to evaluate as regulatory and business factors change.

Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. We evaluate and test the recoverability of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including:

•	The nature, frequency and severity of book income or losses in recent years;

•	The nature and character of the deferred tax assets and liabilities;

•	The nature and character of income by life and non-life subgroups;

•	The recent cumulative book income (loss) position after adjustment for permanent differences;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

•	Prudent and feasible tax planning strategies we would employ to avoid a tax benefit from expiring unused; and

•	Tax rules that would impact the utilization of the deferred tax assets.

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

Positive evidence includes a recent history of earnings, projected earnings attributable to our ongoing insurance and investment businesses, plans or the ability to sell certain assets and streams of revenues, plans to reduce future projected losses by reduction of sales of certain products and predictable patterns of loss and income recognition. Negative evidence includes operating losses in certain years in certain life businesses, large losses in the non-life business and the potential unpredictability of certain components of future projected taxable income.

We use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion of or the entire deferred tax asset.

During the three months ended December 31, 2014, we experienced significant favorable developments, including continued strong results of operation of our Ongoing Business, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity reinsurance, entry into an Issue Resolution Agreement (“IRA”) with the Internal Revenue Service (“IRS”) regarding the Internal Revenue Code (“IRC”) Section 382 event (defined below) calculation and emergence from a cumulative loss to cumulative income in recent years. The IRA with the IRS significantly reduced uncertainty in our ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 million loss from the sale of certain businesses and a $372.7 million loss from the immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represent significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of our deferred tax assets for our U.S. consolidated income tax group will be realized. This assessment was evidenced by our consideration of facts and circumstances (mentioned above) and resulted in our conclusion that $1.64 billion of the deferred tax asset valuation allowance for our U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance was $1.85 billion. We determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the recognition of the temporary differences and NOL carryforwards related to the $1.85 billion valuation release, we considered our forecasts of future income using comparisons to historical results and actual and planned business and operational changes, which included assumptions about future macroeconomic and Company-specific conditions and events. We also subjected the forecasts to stresses (considering various adverse Company-specific and macroeconomic risks) of key assumptions and effectiveness of relevant prudent and feasible tax planning strategies. We ultimately limited our projections to amounts that were objectively verifiable. Our income forecasts coupled with our tax planning strategies resulted in sufficient taxable income to achieve realization of certain deferred tax assets (other than amounts for certain federal and state loss carryforwards, state temporary differences and certain tax credits prior to their expiration).

As of December 31, 2014, we have recognized $418.9 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets which have been provided on deductible temporary differences. Future changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance was approximately $1.0 billion and $2.8 billion as of December 31, 2014 and 2013, respectively. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of December 31, 2014, we estimate that approximately $783.1 million was related to federal net operating losses. The remaining balance was attributable to various items including state taxes and other deferred tax assets. As of December 31, 2013, we estimated that approximately $1.0 billion, $31 million, $264 million and $1.3 billion were related to federal net operating losses, non-life realized capital losses, non-life subgroup deferred amounts and life subgroup deferred amounts, respectively. The remaining balance was attributable to various items including state taxes and other deferred tax assets.

As of December 31, 2014, we had approximately $2.9 billion of federal net operating loss carryforwards, which expire as follows (the deferred tax asset and offsetting valuation allowances, if any, are also presented). The life ordinary loss is an SLDI-related loss which is subject to certain restrictions.

($ in millions)
Expiration	Life Ordinary Loss	Non-Life Ordinary Losses	Life Capital Losses	Non-Life Capital Losses	Total Carryforward
2017	$—	$(3.2)	$—	$—	$(3.2)
2018	—	(5.3)	—	—	(5.3)
2019	—	(8.2)	—	—	(8.2)
2020	—	(24.9)	—	—	(24.9)
2021	—	(59.0)	—	—	(59.0)
2022	—	(7.2)	—	—	(7.2)
2023	—	(89.4)	—	—	(89.4)
2024	—	—	—	—	—
2025	—	(510.1)	—	—	(510.1)
2026	—	(355.0)	—	—	(355.0)
2027	—	(168.4)	—	—	(168.4)
2028	(49.6)	(214.2)	—	—	(263.8)
2029	—	(411.5)	—	—	(411.5)
2030	—	(379.2)	—	—	(379.2)
2031	—	(59.4)	—	—	(59.4)
2032	—	(130.7)	—	—	(130.7)
2033	—	(166.8)	—	—	(166.8)
2034	—	(311.3)	—	—	(311.3)

Total losses	$(49.6)	$(2,903.8)	$—	$—	$(2,953.4)

Gross deferred tax asset	$17.4	$1,016.3	$—	$—	$1,033.7
Valuation allowance	17.4	765.7	—	—	783.1

Deferred tax asset on losses	$—	$250.6	$—	$—	$250.6

During the three months ended March 31, 2014, we had an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period (“Section 382 event”). The deferred tax asset and the valuation allowance did not change as a result of the IRC Section 382 event. As part of our participation in the IRS’s Compliance Assurance Process (“CAP”), in December 2014, we entered into an IRA with the IRS relating to the IRC Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. Under the IRA, this annual limitation is estimated to be (i) for the 2014 to 2018 tax years, approximately $520.0 million per year, plus certain capital gains and (ii) for the 2019 and subsequent tax years, $450.0 million per year. To the extent the annual limitation is not met within any one year, the excess will be available in subsequent years. The annual limitation under the IRA will apply to an amount estimated to be not greater than approximately $3.2 billion of the Company’s federal tax attributes related to net operating losses and capital losses and approximately $285 million related to tax credits. As with IRAs entered into under the CAP, the matters addressed by the IRA may be re-visited by the IRS in connection with a tax audit or other examination or inquiry of the Company’s tax position.

Tax Contingencies

In establishing unrecognized tax benefits, we determine whether a tax position is more likely than not to be sustained under examination by the appropriate taxing authority. We also consider positions which have been reviewed and agreed to as part of an examination by the appropriate taxing authority. Tax positions that do not meet the more likely than not standard are not recognized. Tax positions that meet this standard are recognized in our Consolidated Financial Statements. We measure the tax position as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with the taxing authority that has full knowledge of all relevant information.

Changes in Law

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

For example, a reduction in the corporate tax rate would most likely result in a tax expense based on the fact that, as of December 31, 2014, we have a deferred tax asset. Conversely, an increase in the corporate tax rate would most likely result in an additional tax benefit.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on our best estimate of the ultimate outcome. Reserves are established reflecting management’s best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of our best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

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

Employee Benefits Plans

We sponsor defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives, and other individuals. The net periodic benefit cost and projected benefit obligations are calculated based on assumptions such as the discount rate, rate of return on plan assets, rate of future compensation increases and health care cost trend rates. These assumptions require considerable judgment, are subject to considerable variability and are established using our best estimate. Actual results could vary significantly from assumptions based on changes such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. Differences between the expected return and the actual return on plan assets and other actuarial changes, which could be significant, are immediately recognized in the Consolidated Statements of Operations, generally in the fourth quarter.

During the years ended December 31, 2014, 2013 and 2012, we recognized net actuarial losses (gains) related to pension and other postretirement benefit obligations of $372.7 million, $(405.1) million and $171.9 million, respectively. Changes in discount rates as well as actual versus expected experience impacted all years. Changes in mortality assumptions in 2014, described below, contributed approximately $200.0 million to the losses.

The Society of Actuaries (“SOA”) recently finalized new mortality tables (RP-2014) which reflect improving life expectancies, which can be used in the valuations of pension and postretirement plans. In reviewing our own plans’ mortality experience and the new tables produced by the SOA, we changed our assumption at December 31, 2014 from the RP-2000 blended table utilizing Scale AA to project mortality improvements to the recently adopted RP-2014 White Collar table utilizing MP-2014 to project mortality improvements. The effect of this change increased our total benefit plan liability by approximately 9%. We do not expect the changes in mortality or other assumptions to have a material effect on expected pension contributions as the mortality table used to determine minimum and maximum contribution levels is unchanged from what is mandated by ERISA.

Effective September 8, 2014, the Compensation and Benefits Committee of the Board of Directors of the Company, approved changing the Plan’s name from the ING U.S. Retirement Plan to the Voya Retirement Plan (the “Retirement Plan”). The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay (“FAP”) formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company. For participants in the Retirement Plan as of December 31, 2011, there was a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula which ended December 31, 2013.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension and other postretirement benefit plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based upon current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the Retirement Plan. The weighted average discount rate in 2014 for the net periodic benefit cost and benefit obligation was 4.95% and 4.36%, respectively.

As of December 31, 2014, the sensitivities of the effect of an increase or decrease in the discount rate are as presented below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)	Increase (Decrease) in Net Periodic Benefit Cost-Other Postretirement Benefits(1)
Increase in discount rate by 100 basis points	$(321.7)	$(2.3)
Decrease in discount rate by 100 basis points	410.0	2.8

(1)	Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

($ in millions)	Increase (Decrease) in Pension Benefit Obligation	Increase (Decrease) in Accumulated Postretirement Benefit Obligation
Increase in discount rate by 100 basis points	$(321.7)	$(2.3)
Decrease in discount rate by 100 basis points	410.0	2.8

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

The expected rate of return for 2014 was 7.5%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2014, the effect of an increase or decrease in the actual rate of return on the net periodic benefit cost is presented in the table below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in actual rate of return by 100 basis points	$(15.2)
Decrease in actual rate of return by 100 basis points	15.2

(1)	Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

For more information related to our employee benefit plans, see the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2014		December 31, 2013
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,910.3	77.0%	$68,317.8	78.4%
Fixed maturities, at fair value using the fair value option	3,564.5	3.9%	2,935.3	3.4%
Equity securities, available-for-sale	271.8	0.3%	314.4	0.4%
Short-term investments(1)	1,711.4	1.9%	1,048.1	1.2%
Mortgage loans on real estate	9,794.1	10.8%	9,312.2	10.7%
Policy loans	2,104.0	2.3%	2,147.0	2.5%
Limited partnerships/corporations	363.2	0.4%	236.4	0.3%
Derivatives	1,819.6	2.0%	1,149.3	1.3%
Other investments	110.3	0.1%	124.6	0.1%
Securities pledged	1,184.6	1.3%	1,465.7	1.7%

Total investments	$90,833.8	100.0%	$87,050.8	100.0%

(1)	Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,279.0	4.8%	$3,904.0	5.2%
U.S. Government agencies and authorities	376.1	0.5%	435.9	0.6%
State, municipalities and political subdivisions	659.5	1.0%	694.4	0.9%
U.S. corporate securities	37,425.5	54.5%	40,740.8	54.7%
Foreign securities(1)	15,531.6	22.6%	16,444.2	22.0%
Residential mortgage-backed securities	5,972.7	8.7%	6,656.8	8.9%
Commercial mortgage-backed securities	3,916.3	5.7%	4,188.2	5.6%
Other asset-backed securities	1,538.1	2.2%	1,595.1	2.1%

Total fixed maturities, including securities pledged	$68,698.8	100.0%	$74,659.4	100.0%

(1)	Primarily U.S. dollar denominated.

	December 31, 2013
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$5,094.0	7.3%	$5,181.2	7.1%
U.S. Government agencies and authorities	598.0	0.9%	618.9	0.9%
State, municipalities and political subdivisions	272.0	0.4%	281.1	0.4%
U.S. corporate securities	36,010.3	51.9%	37,478.6	51.5%
Foreign securities(1)	15,661.4	22.6%	16,356.5	22.5%
Residential mortgage-backed securities	6,480.3	9.3%	7,123.7	9.8%
Commercial mortgage-backed securities	3,427.9	4.9%	3,752.1	5.2%
Other asset-backed securities	1,883.1	2.7%	1,926.7	2.6%

Total fixed maturities, including securities pledged	$69,427.0	100.0%	$72,718.8	100.0%

(1)	Primarily U.S. dollar denominated.

As of December 31, 2014, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The NAIC designations for structured securities, including subprime and Alt-A RMBS, are based upon a comparison of the bond’s amortized cost to the NAIC’s loss expectation for each security. Securities where modeling results in no expected loss in each scenario are considered to have the highest designation of NAIC 1. A large percentage of our RMBS securities carry the NAIC 1 designation while the ARO rating indicates below investment grade. This is primarily due to the credit and intent impairments recorded by us that reduced the amortized cost on these securities to a level resulting in no expected loss in any scenario, which corresponds to the NAIC 1 designation. The methodology reduces regulatory reliance on rating agencies and allows for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC methodologies described above (which may not correspond to rating agency designations). NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities, such as private placements, that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2014 and 2013, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

•	when three ratings are received then the middle rating is applied;

•	when two ratings are received then the lower rating is applied;

•	when a single rating is received, the ARO rating is applied; and

•	when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	435.9	—	—	—	—	—	435.9
State, municipalities and political subdivisions	682.1	10.7	1.6	—	—	—	694.4
U.S. corporate securities	20,544.0	18,094.9	1,814.8	257.0	7.8	22.3	40,740.8
Foreign securities(1)	5,002.2	10,681.4	695.9	55.7	—	9.0	16,444.2
Residential mortgage-backed securities	6,341.8	33.5	63.1	13.7	46.0	158.7	6,656.8
Commercial mortgage-backed securities	4,155.3	13.9	15.4	3.6	—	—	4,188.2
Other asset-backed securities	1,501.2	68.6	3.6	14.8	1.4	5.5	1,595.1

Total fixed maturities	$42,566.5	$28,903.0	$2,594.4	$344.8	$55.2	$195.5	$74,659.4

% of Fair Value	56.9%	38.7%	3.5%	0.5%	0.1%	0.3%	100.0%

(1)	Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	618.9	—	—	—	—	—	618.9
State, municipalities and political subdivisions	276.4	3.8	0.9	—	—	—	281.1
U.S. corporate securities	18,095.0	17,651.6	1,452.3	250.2	5.7	23.8	37,478.6
Foreign securities(1)	4,757.3	10,712.7	846.6	31.0	—	8.9	16,356.5
Residential mortgage-backed securities	6,741.7	76.4	79.9	24.8	50.7	150.2	7,123.7
Commercial mortgage-backed securities	3,734.1	—	9.4	8.6	—	—	3,752.1
Other asset-backed securities	1,764.8	110.9	26.7	14.9	5.3	4.1	1,926.7

Total fixed maturities	$41,169.4	$28,555.4	$2,415.8	$329.5	$61.7	$187.0	$72,718.8

% of Fair Value	56.5%	39.3%	3.3%	0.5%	0.1%	0.3%	100.0%

(1)	Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	432.5	—	3.4	—	—	435.9
State, municipalities and political subdivisions	88.2	451.8	142.1	10.7	1.6	694.4
U.S. corporate securities	824.2	2,219.4	17,502.5	18,212.6	1,982.1	40,740.8
Foreign securities(1)	125.8	1,436.7	3,742.4	10,380.5	758.8	16,444.2
Residential mortgage-backed securities	5,434.1	30.0	31.0	94.6	1,067.1	6,656.8
Commercial mortgage-backed securities	2,235.3	515.0	474.1	350.6	613.2	4,188.2
Other asset-backed securities	930.2	36.1	99.2	43.5	486.1	1,595.1

Total fixed maturities	$13,974.3	$4,689.0	$21,994.7	$29,092.5	$4,908.9	$74,659.4

% of Fair Value	18.7%	6.3%	29.5%	38.9%	6.6%	100.0%

(1)	Primarily U.S. dollar denominated.

($ in millions)	December 31, 2013
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$5,181.2	$—	$—	$—	$—	$5,181.2
U.S. Government agencies and authorities	613.2	2.9	2.8	—	—	618.9
State, municipalities and political subdivisions	59.2	182.8	34.3	3.9	0.9	281.1
U.S. corporate securities	796.9	2,031.7	15,424.1	17,435.3	1,790.6	37,478.6
Foreign securities(1)	93.1	1,331.6	3,781.7	10,446.0	704.1	16,356.5
Residential mortgage-backed securities	5,801.9	35.5	45.9	144.7	1,095.7	7,123.7
Commercial mortgage-backed securities	1,552.3	727.5	426.9	476.0	569.4	3,752.1
Other asset-backed securities	1,232.9	30.1	77.9	55.6	530.2	1,926.7

Total fixed maturities	$15,330.7	$4,342.1	$19,793.6	$28,561.5	$4,690.9	$72,718.8

% of Fair Value	21.0%	6.0%	27.2%	39.3%	6.5%	100.0%

(1)	Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $812.9 million from $1,136.5 million to $323.6 million for the year ended December 31, 2014. The decrease in gross unrealized losses was primarily due to declining interest rates. Gross unrealized losses on fixed maturities, including securities pledged, increased $843.8 million from $292.7 million to $1,136.5 million for the year ended December 31, 2013. The increase in gross unrealized losses was primarily due to increasing interest rates.

As of December 31, 2014, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $10.5 million, or 3.2% of the total unrealized losses. As of December 31, 2013, we held two fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $22.0 million, or 1.9% of the total unrealized losses. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

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

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC rating as of the dates indicated:

($ in millions)	December 31, 2014			December 31, 2013
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,961.9	$3,475.4	93.9%	$2,609.1	$3,138.1	93.0%
2	1.2	1.2	—%	6.8	10.6	0.3%
3	2.6	8.8	0.2%	2.9	6.1	0.2%
4	7.5	13.5	0.4%	11.1	20.1	0.6%
5	33.0	45.9	1.2%	35.9	50.7	1.5%
6	93.0	158.7	4.3%	88.9	150.2	4.4%

	$3,099.2	$3,703.5	100.0%	$2,754.7	$3,375.8	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see Fixed Maturities Credit Quality-Ratings above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2014			December 31, 2013
($ in millions)	Notional Amount	Assets Fair Value	Liability Fair Value	Notional Amount	Assets Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$27,990.8	$463.1	$422.2	$26,358.1	$526.1	$568.2

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2014			December 31, 2013
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$944.7	$1,273.3	34.4%	$840.1	$1,172.7	34.8%
Interest Only (IO)	289.9	317.2	8.6%	312.5	349.2	10.3%
Inverse IO	1,359.8	1,595.3	43.0%	1,149.5	1,398.2	41.4%
Principal Only (PO)	465.4	475.6	12.8%	401.6	403.1	11.9%
Floater	34.8	36.1	1.0%	45.2	45.9	1.4%
Other	4.6	6.0	0.2%	5.8	6.7	0.2%

Total	$3,099.2	$3,703.5	100.0%	$2,754.7	$3,375.8	100.0%

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

For the year ended December 31, 2014, the valuations of our CMO-B portfolio generally increased due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Net investment income (loss)	$757.1	$791.6	$1,059.3
Net realized capital gains (losses)(1)	(280.1)	(555.9)	(185.8)

Total income (pre-tax)	$477.0	$235.7	$873.5

(1)	Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity, including net coupon settlement on interest rate swaps, is included as Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected as Net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating income before income taxes rather than non-operating income. Also included in Net realized capital gains (losses) are the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in Net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating income) to operating income.

After adjusting for the two items referenced immediately above, the following table presents operating income before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2014	2013	2012
Operating earnings before income taxes	$283.6	$324.1	$498.0

Realized gains/losses including OTTI	5.4	(1.1)	154.4
Fair value adjustments	188.0	(87.3)	221.1

Non-operating income	$193.4	$(88.4)	$375.5

Income before income taxes	$477.0	$235.7	$873.5

For the year ended December 31, 2012, we sold approximately $509.0 million of IO and Inverse IO securities within the CMO-B strategy primarily to release required capital and improve the capital efficiency of the strategy going forward for certain portfolios and recognized a pre-tax gain of $129.3 million.

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. In the year ended December 31, 2014, the market was characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. Later in the year, the slowdown observed in housing activity measures in the first quarter was observed in home price measures. While home prices continued to move higher year-over-year, the magnitude of year-over-year price changes moved lower. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in Other ABS under “Fixed Maturities” above. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $549.1 million, $512.6 million and $16.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2013, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $623.4 million, $614.7 million and $35.5 million, respectively, representing 0.9% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	86.8%	AAA	0.1%	2007	30.3%
	2	8.6%	AA	0.4%	2006	27.7%
	3	0.6%	A	4.5%	2005 and prior	42.0%

	4	2.7%	BBB	3.9%		100.0%

	5	0.3%	BB and below	91.1%

	6	1.0%		100.0%

		100.0%

December 31, 2013
	1	76.2%	AAA	0.3%	2007	29.2%
	2	16.0%	AA	1.2%	2006	24.0%
	3	4.3%	A	5.4%	2005 and prior	46.8%

	4	2.4%	BBB	7.2%		100.0%

	5	0.8%	BB and below	85.9%

	6	0.3%		100.0%

		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $408.7 million, $351.7 million and $4.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31,

2013, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $353.5 million, $307.4 million and $10.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	87.6%	AAA	—%	2007	22.6%
	2	3.8%	AA	—%	2006	33.9%
	3	6.2%	A	0.7%	2005 and prior	43.5%

	4	1.4%	BBB	3.1%		100.0%

	5	—%	BB and below	96.2%

	6	1.0%		100.0%

		100.0%

December 31, 2013
	1	77.4%	AAA	0.1%	2007	21.9%
	2	10.8%	AA	—%	2006	26.5%
	3	6.7%	A	1.5%	2005 and prior	51.6%

	4	4.3%	BBB	3.9%		100.0%

	5	—%	BB and below	94.5%

	6	0.8%		100.0%

		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans has declined through 2013 and the majority of 2014. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout 2014. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance in 2014, following five straight years of increasing new issuance volumes since the credit crisis. The volume for the year ended December 31, 2014 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	99.2%	AAA	53.4%	2014	15.3%
	2	0.3%	AA	12.3%	2013	12.3%
	3	0.4%	A	11.3%	2012	0.3%
	4	0.1%	BBB	8.4%	2011	0.2%
	5	—%	BB and below	14.6%	2010	0.3%

	6	—%		100.0%	2009	—%

		100.0%			2008 and prior	71.6%

						100.0%

December 31, 2013
	1	99.5%	AAA	41.4%	2013	5.3%
	2	—%	AA	19.4%	2012	0.2%
	3	0.3%	A	11.4%	2011	—%
	4	0.2%	BBB	12.7%	2010	—%
	5	—%	BB and below	15.1%	2009	—%

	6	—%		100.0%	2008	0.3%

		100.0%			2007 and prior	94.2%

						100.0%

As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.1 billion, $1.0 billion and $1.8 million, respectively. As of December 31, 2013 the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.3 billion, $1.3 billion and $3.0 million, respectively.

As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 57.6%, 6.0% and 17.1%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2013, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 42.5%, 3.2% and 34.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2014
	1	97.9%	AAA	87.6%	2014	19.1%
	2	2.1%	AA	3.2%	2013	10.7%
	3	—%	A	7.1%	2012	12.3%
	4	—%	BBB	2.1%	2011	3.1%
	5	—%	BB and below	—%	2010	1.9%

	6	—%		100.0%	2009	1.0%

		100.0%			2008 and prior	51.9%

						100.0%

December 31, 2013
	1	98.9%	AAA	93.8%	2013	13.8%
	2	0.9%	AA	1.7%	2012	17.7%
	3	—%	A	3.4%	2011	8.9%
	4	—%	BBB	0.9%	2010	3.9%
	5	—%	BB and below	0.2%	2009	2.3%

	6	0.2%		100.0%	2008	6.4%

		100.0%			2007 and prior	47.0%

						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on troubled debt restructuring.

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

As of December 31, 2014 and 2013, our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times, and a weighted average LTV ratio of 59.9% and 59.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$1,226.9	$150.5	$31.3	$51.9	$—	$1,460.6	14.9%
>50% - 60%	1,738.9	145.7	196.3	180.7	—	2,261.6	23.1%
>60% - 70%	4,058.3	783.4	532.8	124.3	16.0	5,514.8	56.3%
>70% - 80%	72.1	304.8	144.4	20.0	—	541.3	5.5%
>80% and above	—	7.7	1.9	9.0	—	18.6	0.2%

Total	$7,096.2	$1,392.1	$906.7	$385.9	$16.0	$9,796.9	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2013
Loan-to-Value Ratios:
0% - 50%	$1,371.2	$136.0	$187.3	$88.1	$—	$1,782.6	19.1%
>50% - 60%	1,617.7	343.0	265.5	163.8	—	2,390.0	25.7%
>60% - 70%	3,267.5	845.6	401.3	153.7	0.2	4,668.3	50.1%
>70% - 80%	90.1	196.3	118.4	51.0	—	455.8	4.9%
>80% and above	—	—	8.1	11.2	—	19.3	0.2%

Total	$6,346.5	$1,520.9	$980.6	$467.8	$0.2	$9,316.0	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

For the year ended December 31, 2014, we recorded $7.8 million of credit related OTTI of which the primary contributor was $4.8 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

See Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K for further information.

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

As of December 31, 2014, we had $755.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $234.5 million, Italy of $293.6 million, Portugal of $10.3 million, and Spain of $216.9 million. We did not have any exposure to Greece. As of December 31, 2014, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as all non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,123.2 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2014 our sovereign exposure was $235.4 million, which consisted of fixed maturities. We also had $1,094.8 million in net exposure to non-peripheral financial institutions with a concentration in Switzerland of $223.0 million and the United Kingdom of $300.2 million. The balance of $6,793.0 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration to the Netherlands of $1,171.2 million and the United Kingdom of $3,299.6 million, we had significant non-peripheral European total country exposures in Belgium of $354.7 million, France of $696.2 million, Germany of $714.2 million and Switzerland of $900.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table summarizes our European exposures at fair value and amortized cost as of December 31, 2014:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non- US Funded(1)
Ireland	$—	$—	$233.3	$233.3	$212.3	$—	$—	$—	$1.2	$—	$1.2	$234.5
Italy	—	—	293.6	293.6	270.6	—	—	—	—	—	—	293.6
Portugal	—	—	10.3	10.3	8.0	—	—	—	—	—	—	10.3
Spain	—	—	216.9	216.9	192.5	—	—	—	—	—	—	216.9

Total Peripheral Europe	$—	$—	$754.1	$754.1	$683.4	$—	$—	$—	$1.2	$—	$1.2	$755.3

Austria	$—	$—	$15.3	$15.3	$15.0	$—	$—	$—	$—	$—	$—	$15.3
Belgium	37.6	—	317.1	354.7	299.8	—	—	—	—	—	—	354.7
Bulgaria	5.4	—	—	5.4	5.4	—	—	—	—	—	—	5.4
Croatia	28.2	—	—	28.2	25.6	—	—	—	—	—	—	28.2
Czech Republic	—	—	10.6	10.6	10.1	—	—	—	—	—	—	10.6
Denmark	—	—	131.2	131.2	122.4	—	—	—	—	—	—	131.2
Finland	—	—	18.3	18.3	17.0	—	—	—	—	—	—	18.3
France	—	160.8	440.3	601.1	563.3	—	—	234.3	—	139.2	95.1	696.2
Germany	—	56.1	647.2	703.3	663.7	—	—	22.9	—	12.0	10.9	714.2
Hungary	6.0	—	—	6.0	6.0	—	—	—	—	—	—	6.0
Kazakhstan	39.3	1.3	23.2	63.8	65.6	—	—	—	—	—	—	63.8
Latvia	4.8	—	—	4.8	4.6	—	—	—	—	—	—	4.8
Lithuania	34.5	—	—	34.5	30.3	—	—	—	—	—	—	34.5
Luxembourg	—	—	45.0	45.0	42.0	—	—	—	—	—	—	45.0
Netherlands	—	189.7	981.4	1,171.1	1,082.3	—	—	11.2	—	11.1	0.1	1,171.2
Norway	—	—	280.7	280.7	267.7	—	—	—	—	—	—	280.7
Russian Federation	50.4	4.2	77.5	132.1	143.5	—	—	—	—	—	—	132.1
Slovakia	5.5	—	—	5.5	5.0	—	—	—	—	—	—	5.5
Sweden	—	53.4	85.9	139.3	129.1	—	—	—	—	—	—	139.3
Switzerland	—	218.5	675.8	894.3	830.1	—	—	4.5	1.2	—	5.7	900.0
Turkey	23.7	—	42.9	66.6	65.0	—	—	—	—	—	—	66.6
United Kingdom	—	295.5	2,999.4	3,294.9	3,096.1	—	—	273.4	—	268.7	4.7	3,299.6

Total Non-Peripheral Europe	235.4	979.5	6,791.8	8,006.7	7,489.6	—	—	546.3	1.2	431.0	116.5	8,123.2

Total	$235.4	$979.5	$7,545.9	$8,760.8	$8,173.0	$—	$—	$546.3	$2.4	$431.0	$117.7	$8,878.5

(1)	Represents: (i) fixed maturities and equity securities at fair value, including securities pledged; (ii) loan and receivables sovereign at amortized cost; and (iii) derivative assets at fair value including securities pledged.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized debt structures and securitizations (primarily consolidated investment entities (“CLO entities”)), private equity funds and single strategy hedge funds, insurance entities and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities (“VIEs”) or voting interest entities (“VOEs”), and we evaluate our involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities.

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $694.4 million and $654.0 million as of December 31, 2014 and 2013, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

Investments held by consolidated private equity funds and single strategy hedge funds are reported in our Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in our Consolidated Financial Statements.

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See the Consolidated Investment Entities Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac, or a similar government sponsored entity. Investments that we hold in non-agency RMBS and CMBS also include interest-only, principal-only, and inverse floating securities. We are not obligated to provide any financial or other support to these entities. The RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO, whose change in fair value is reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding the carrying amounts and classifications of these assets.

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

We place a high priority on risk management and risk control. We have comprehensive risk management and control procedures in place at levels and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues.

Our risk appetite is aligned with how our businesses are managed and anticipates future regulatory developments. In particular, our risk appetite is aligned with regulatory capital requirements applicable to our regulated insurance subsidiaries as well as metrics that are aligned with various ratings agency models.

Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively. To promote measured risk taking, we have integrated risk management with our business activities and strategic planning.

Each risk that is managed has been mapped for oversight by the Board of Directors or appropriate Board Committees. The Chief Risk Officer (“CRO”) reports to the Chief Executive Officer and has direct access to the Board on a regular basis. The Company’s Board of Directors and Board Committees are directly involved within the Risk Framework.

The CRO heads the risk management function and each of the businesses, as well as corporate, has a similar function that reports to the CRO. This functional approach is designed to promote consistent application of guidelines and procedures, regular reporting and appropriate communication through the risk management function, as well as to provide ongoing support for the business. The scope, roles, responsibilities and authorities of the risk management function at different levels are described in a Risk Management Policy to which our businesses must adhere.

Our Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks. Each business has a Committee that reviews business specific risks and is governed by the Risk Committee.

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of earnings and regulatory capital;

•	Duration and convexity mismatch limits;

•	Credit risk limits;

•	Liquidity limits;

•	Mortality concentration limits;

•	Catastrophe and mortality exposure retention limits for our insurance risk; and

•	Investment and derivative guidelines.

We manage our risk appetite based on several key risk metrics, including:

•	At-risk metrics on sensitivities of earnings and regulatory capital

•	Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality rates, credit default and spread levels, and combined impacts

•	Economic capital: the amount of capital required to cover extreme scenarios

The risk metrics described above constitute our risk framework.

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See Risk Factors-Risks Related to Our Business-General-The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of this Annual Report on Form 10-K.

Derivatives strategies include the following:

•	Guaranteed Minimum Contract Value Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum contract value. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate floors, swaps and swaptions to reduce risk associated with these liability guarantees.

•	Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate caps, swaps and swaptions to reduce the risk associated with this type of guarantee.

•	Interest Risk Related to Variable Annuity Guaranteed Living Benefits. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps to hedge a portion of the interest rate risk associated with this type of guarantee.

•	Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio, see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Investments-CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2014 and 2013. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$74,659.4	$(5,254.0)	$5,737.5
Commercial mortgage and other loans	—	10,286.6	(529.0)	562.7
Derivatives:				—
Interest rate swaps, caps, forwards	67,776.4	648.4	(580.1)	830.1
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	55,171.4	(3,285.7)	4,785.0
Funding agreements with fixed maturities and GICs	—	1,564.8	(56.9)	59.3
Supplementary contracts and immediate annuities	—	2,706.2	(135.0)	166.4
Long-term debt	—	3,875.4	(255.3)	287.8
Embedded derivatives on reinsurance	—	139.6	(141.6)	163.2
Guaranteed benefit derivatives(3):
FIA	—	1,970.0	(102.9)	106.0
GMAB / GMWB / GMWBL	—	1,586.7	(736.6)	968.1
Stabilizer and MCGs	—	102.9	(75.3)	129.9

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

	As of December 31, 2013
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$72,718.8	$(4,665.0)	$4,959.1
Commercial mortgage and other loans	—	9,404.7	(422.4)	426.7
Derivatives:
Interest rate swaps, caps, forwards	64,781.5	(327.5)	(296.4)	524.9
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	53,713.8	(3,259.1)	4,071.3
Funding agreements with fixed maturities and GICs	—	2,663.9	(95.0)	96.2
Supplementary contracts and immediate annuities	—	2,042.5	(85.6)	97.2
Long-term debt	—	3,717.8	(256.8)	288.7
Embedded derivatives on reinsurance	—	79.0	(69.1)	71.6
Guaranteed benefit derivatives(3):
FIA	—	1,736.7	(97.3)	101.7
GMAB / GMWB / GMWBL	—	908.9	(621.4)	820.5
Stabilizer and MCGs	—	—	2.0	55.0

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.
(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

For certain liability contracts, we provide the contractholder a guaranteed minimum interest rate (“GMIR”). These contracts include fixed annuities and other insurance liabilities. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with a resulting investment margin compression negatively impacting earnings. Credited rates are set either quarterly or annually. See the Guaranteed Benefit Features Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The following table summarizes detail on the differences between the interest rate being credited to contractholders as of December 31, 2014, and the respective GMIRs:

	Account Value(1)
($ in millions)	Excess of crediting rate over GMIR
	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,766.4	$690.9	$958.6	$837.2	$368.5	$284.5	$4,906.1
1.01% - 2.00%	1,630.3	658.7	546.5	167.2	39.5	159.7	3,201.9
2.01% - 3.00%	17,573.1	797.6	487.4	174.9	67.6	16.2	19,116.8
3.01% - 4.00%	12,279.6	587.8	740.6	2.4	—	—	13,610.4
4.01% and Above	3,480.2	116.1	0.4	1.3	—	0.9	3,598.9
Renewable beyond 12 months (MYGA)(2)	2,079.6	—	—	—	—	—	2,079.6

Total discretionary rate setting products	$38,809.2	$2,851.1	$2,733.5	$1,183.0	$475.6	$461.3	$46,513.7

Percentage of Total	83.4%	6.1%	6.0%	2.5%	1.0%	1.0%	100.0%

(1)	Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.
(2)	Represents MYGAs contracts with renewal dates after December 31, 2015 on which we are required to credit interest above the contractual GMIR for at least the next year.

Market Risk Related to Equity Market Prices

Our variable products, Fixed-Indexed Annuity (“FIA”) products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2014 and 2013. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$271.8	$18.4	$(18.4)
Limited liability partnerships/corporations	—	363.2	22.1	(22.1)
Derivatives:
Equity futures and total return swaps(2)	8,722.0	94.0	(725.3)	725.3
Equity options	12,443.7	179.2	(41.2)	3.8
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,970.0	98.7	(181.1)
GMAB / GMWB/ GMWBL	—	1,586.7	(185.8)	256.5

(1)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)	Primarily related to CBVA hedging programs.

	As of December 31, 2013
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$314.4	$22.9	$(22.9)
Limited liability partnerships/ corporations	—	236.4	14.2	(14.2)
Derivatives:
Equity futures and total return swaps(2)	8,262.9	(44.4)	(711.8)	711.8
Equity options	3,463.0	164.2	73.4	(98.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,736.7	96.6	(175.2)
GMAB / GMWB/ GMWBL	—	908.9	(171.6)	250.0

(1)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2)	Primarily related to CBVA hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity Net Amount at Risk (“NAR”)

The NAR for Guaranteed Minimum Death Benefits (“GMDB”), Guaranteed Minimum Accumulation Benefits (“GMAB”) and Guaranteed Minimum Withdrawal Benefits (“GMWB”) is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated.

The NAR for Guaranteed Minimum Benefits (“GMIB”) and Guaranteed Minimum Withdrawal Benefits for Life (“GMWBL”) is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates to long-term best estimates over fifteen years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of U.S. GAAP reserves.

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

Similarly, most of our GMWBL contracts are still in the first five to seven policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience gains or losses and a significant decrease or increase to reserve and capital requirements.

The account values and NAR, both gross and net of reinsurance (“retained NAR”), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of December 31, 2014.

	As of December 31, 2014
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$41,077	$5,574	$5,048	46%		24%

Living Benefit
GMIB	$14,027	$2,361	$2,361	75%		19%
GMWBL	15,804	1,324	1,324	47%		16%
GMAB/GMWB	777	17	17	12%		19%

Living Benefit Total	$30,608	$3,702	$3,702	61	%(4)	18	%(5)

(1)	Account value excludes $2.1 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2)	Percentage of contracts that have a NAR greater than zero.
(3)	For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).

(4)	Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2013 was 44%. The period over period change is primarily due to declining interest rates in 2014.
(5)	Total Living Benefit % NAR In-the-Money as of December 31, 2013 was 14%. The period over period change is primarily due to declining interest rates in 2014.

As of the date indicated above, compared to $3.7 billion of NAR, we held gross statutory reserves before reinsurance of $3.1 billion for living benefit guarantees; of this amount, $3.0 billion was ceded to SLDI, supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.7 billion as of December 31, 2014.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies—Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

Variable Annuity Capital Hedge Overlay (“CHO”) Program

CBVA guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the CBVA guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate equity risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives, variance and credit default swaps , and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market, credit spread widening or increased volatility scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on December 31, 2014 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of December 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,650)	$(2,100)	$(650)	$550	$1,500	$2,100	$(1,000)	$700
Hedge gain/(loss) immediate impact	2,600	1,500	450	(450)	(1,300)	(1,800)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	450	(450)
Increase/(decrease) in LOCs	1,050	600	200	—	—	—	—	300
Net impact	$—	$—	$—	$100	$200	$300	$150	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2014 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

Results of an actual shock to equity markets or interest rates will differ from the above illustration for reasons such as variance in market volatility versus what is assumed, ‘basis risk’ (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

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

For VIAC, our guarantee and overlay equity hedges resulted in a loss of approximately $900 million for the year ended December 31, 2014, which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $1 billion for the year ended December 31, 2014. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on December 31, 2014 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of December 31, 2014
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$750	$450	$100	$(200)	$(550)	$(750)	$(450)	$250

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following December 31, 2014 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns.

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

Hedging of FIA Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging, product design and capital management. For FIAs, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the interest rate benchmark. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged.

Call options and futures contracts are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The call options and futures contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity and equity portfolio totaled $74.9 billion and $73.0 billion as of December 31, 2014 and 2013, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

Credit risk in the portfolio can also materialize as increased capital requirements caused by rating down-grades. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

We manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and prudently limiting allocations to lower quality, higher risk investments. In addition, we diversify our exposure by issuer and country, using rating based issuer and country limits, as well as by industry segment, using specific investment constraints. Limit compliance is monitored on a daily, monthly or quarterly basis. Limit violations are reported to senior management and we are actively involved in decisions around curing such limit violations.

We also have credit risk related to the ability of our derivatives counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an “A-” credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify our exposures among many reinsurers. In addition, most of our largest reinsurance counterparties are required under the various agreements to collateralize their obligations to us which would substantially limit our credit losses in case of a counterparty default. The following table summarizes our reinsurance recoverable balances, collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2014:

($ in millions)			Financial Strength Rating				Credit Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	% Collateralized(1)	S&P		Moody’s		S&P		Moody’s
Hannover RE Group	$2,519	85%					AA-		NR	(2)
Hannover Life Reassurance Co of America			AA-		NR	(2)
Hannover Re (Ireland) Ltd			AA-		NR	(2)
Lincoln National Corp	1,945	97%					A-		Baa1
Lincoln Life & Annuity Company of New York			AA-		A1
Lincoln National Life Insurance Co			AA-		A1
Reinsurance Group of America Inc	832	89%					A-		Baa1
RGA Reinsurance Company			AA-		A1
Prudential Plc (U.K.)	547	59%					A+		A2
Jackson National Life Insurance Co			AA		A1
Scottish Re Group Ltd	300	93%					NR	(2)	NR	(2)
Ballantyne Re Plc			NR	(2)	NR	(2)
Scottish Re (US) Inc			NR	(2)	NR	(2)
Scottish Re Life (Bermuda) Ltd			NR	(2)	NR	(2)
Scottish Re Life Corp			NR	(2)	NR	(2)
Swiss Re Ltd	210	0%					AA-		Aa3
Swiss Re Life & Health America Inc			AA-		Aa3
Westport Insurance Corp			AA-		A1
Assurant Inc	185	4%					BBB+		Baa2
Union Security Insurance Co			A-		A3
Union Security Life Insurance Co of New York			NR	(2)	NR	(2)
Aegon N.V.	126	2%					A-		A3
Transamerica Financial Life Insurance Co			AA-		A1
Transamerica Life Insurance Co			AA-		A1
SCOR SE	62	7%					A+		A1
SCOR Global Life Re Insurance Company TX			A+		NR	(2)
SCOR Global Life Reinsurance Co. of America Inc.			A+		A1
SCOR Global Life SE			A+		A1
SCOR Rueckversicherung (Deutschland) AG			A+		NR	(2)
Munich Re Group	41	2%					AA-		Aa3
Munich American Reassurance Co.			AA-		NR	(2)

(1)	Collateral includes letters of credit, assets held in trust and funds withheld. Percent collateralized is an aggregation of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.
(2)	Not rated.

In the normal course of business, certain reinsurance recoverable are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties, and, therefore, as of December 31, 2014, no allowance for uncollectible amounts was recorded.

The following tables summarize the outstanding notional amount by contract type of exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2014 and 2013:

	As of December 31, 2014
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$4,221.0	$4,221.0
Equity Contracts	7,589.6	13,576.1	21,165.7
Foreign Exchange Contracts	—	1,547.8	1,547.8
Interest Rate Contracts	—	67,776.4	67,776.4

Total	$7,589.6	$87,121.3	$94,710.9

	As of December 31, 2013
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$3,221.0	$3,221.0
Equity Contracts	7,212.4	4,513.5	11,725.9
Foreign Exchange Contracts	—	1,456.4	1,456.4
Interest Rate Contracts	—	64,781.5	64,781.5

Total	$7,212.4	$73,972.4	$81,184.8

The following table summarizes our exposure by counterparty, including notional amount, fair value and the net exposure as of dates indicated, demonstrating that we do not have a concentration of credit risk with our OTC derivative counterparties, which includes cleared derivative counterparties:

	As of December 31, 2014
	Concentration of OTC Derivative Counterparty
($ in millions, unless otherwise specified)	Notional Amount	Asset Fair Value	Liability Fair Value	OTC Derivative Exposure(1)
OTC Derivative Counterparty
BNP Paribas	$9,735.5	$263.9	$83.4	$64.3
Citibank, N.A.	3,268.5	90.9	36.2	29.4
Societe Generale	7,158.7	172.6	129.6	21.6
Deutsche Bank AG	3,509.2	32.0	9.2	11.4
HSBC Bank USA, National Association (formerly HSBC Bank)	1,275.6	20.6	10.1	10.4
Credit Agricole Corporate and Investment Bank	507.0	9.2	—	9.2
JP Morgan Chase Bank, N.A. (formerly JP Morgan Chase Bank)	2,239.0	65.5	57.1	7.9
Bank of America, N.A.	1,693.4	7.3	2.9	4.4
Goldman Sachs International	11,725.1	183.7	69.4	4.1
UBS AG	344.8	3.4	0.1	3.3
Morgan Stanley Capital Services LLC	3,814.4	74.0	16.6	2.4
Credit Suisse International	8,720.7	223.8	128.2	2.0
Wells Fargo Bank, N. A. (formerly Wells Fargo)	5,279.6	71.8	8.8	1.5
Barclays Bank, PLC (formerly Barclays Bank)	1,305.9	39.9	23.2	1.0
SunTrust Bank	60.9	0.7	—	0.7
All Other OTC Counterparties	26,483.0	455.6	266.3	1.0

Total	$87,121.3	$1,714.9	$841.1	$174.6

(1)	Represents net exposure after offsetting derivative assets and liabilities of the same counterparty under enforceable netting agreements and netting of collateral received and posted on a counterparty basis under CSAs.

The following table summarizes the maturities, associated notional, and fair value of our exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2014:

	As of December 31, 2014
	Volume of Derivative Activities
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Net Fair Value
By Maturity
OTC Contracts:
Within 1 Year	$26,183.3	$325.8	$228.2	$97.6
1 Year to 5 Years	29,237.0	461.7	271.2	190.5
5 Years to 10 Years	23,251.3	278.8	229.1	49.7
10 Years and longer	8,449.7	648.6	112.6	536.0

Total OTC Contracts	87,121.3	1,714.9	841.1	873.8
Exchange Traded Contracts	7,589.6	104.7	8.2	96.5

Total Derivatives	$94,710.9	$1,819.6	$849.3	$970.3

During 2014, net cash settlements under OTC contracts (including cleared derivatives) were $211.7 million paid and net cash settlements for exchange traded derivatives were $893.7 million paid. Net realized gains/(losses) on derivatives for the year ended December 31, 2014, were $791.1 million and $(778.3) million for OTC contracts (including cleared derivatives) and exchange traded contracts, respectively.

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Voya Financial, Inc.

We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voya Financial, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 27, 2015

Voya Financial, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In millions, except share and per share data)

	As of December 31,
	2014	2013
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,045.0 as of 2014 and $65,033.8 as of 2013)	$69,910.3	$68,317.8
Fixed maturities, at fair value using the fair value option	3,564.5	2,935.3
Equity securities, available-for-sale, at fair value (cost of $242.0 as of 2014 and $267.4 as of 2013)	271.8	314.4
Short-term investments	1,711.4	1,048.1
Mortgage loans on real estate, net of valuation allowance of $2.8 as of 2014 and $3.8 as of 2013	9,794.1	9,312.2
Policy loans	2,104.0	2,147.0
Limited partnerships/corporations	363.2	236.4
Derivatives	1,819.6	1,149.3
Other investments	110.3	124.6
Securities pledged (amortized cost of $1,089.3 as of 2014 and $1,457.9 as of 2013)	1,184.6	1,465.7

Total investments	90,833.8	87,050.8
Cash and cash equivalents	2,530.9	2,840.8
Short-term investments under securities loan agreements, including collateral delivered	827.0	552.9
Accrued investment income	891.7	897.1
Reinsurance recoverable	7,116.9	6,702.2
Deferred policy acquisition costs and Value of business acquired	4,570.9	5,351.6
Sales inducements to contract holders	253.6	279.0
Deferred income taxes	1,320.6	162.1
Goodwill and other intangible assets	284.4	323.7
Other assets	990.6	1,036.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	3,727.3	3,218.6
Cash and cash equivalents	710.4	710.7
Corporate loans, at fair value using the fair value option	6,793.1	4,965.3
Other assets	92.4	104.8
Assets held in separate accounts	106,007.8	106,827.1

Total assets	$226,951.4	$221,023.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In millions, except share and per share data)

	As of December 31,
	2014	2013
Liabilities and Shareholders’ Equity:
Future policy benefits	$15,691.2	$14,098.4
Contract owner account balances	69,319.5	69,908.3
Payables under securities loan agreement, including collateral held	1,445.0	769.4
Long-term debt	3,515.7	3,514.7
Funds held under reinsurance agreements	1,159.6	1,181.5
Derivatives	849.3	1,351.8
Pension and other postretirement provisions	826.2	474.9
Current income taxes	84.8	44.1
Other liabilities	1,333.2	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	6,838.1	5,161.6
Other liabilities	1,357.8	903.3
Liabilities related to separate accounts	106,007.8	106,827.1

Total liabilities	208,428.2	205,509.2

Shareholders’ equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 263,653,468 and 261,754,931 shares issued as of 2014 and 2013, respectively; 241,875,485 and 261,675,811 shares outstanding as of 2014 and 2013, respectively)	2.6	2.6
Treasury stock (at cost; 21,777,983 and 79,120 shares as of 2014 and 2013, respectively)	(807.0)	—
Additional paid-in capital	23,650.1	23,563.7
Accumulated other comprehensive income (loss)	3,103.7	1,849.1
Retained earnings (deficit):
Appropriated-consolidated investment entities	20.4	18.4
Unappropriated	(9,861.9)	(12,161.6)

Total Voya Financial, Inc. shareholders’ equity	16,107.9	13,272.2
Noncontrolling interest	2,415.3	2,241.8

Total shareholders’ equity	18,523.2	15,514.0

Total liabilities and shareholders’ equity	$226,951.4	$221,023.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$4,614.8	$4,689.0	$4,697.9
Fee income	3,632.5	3,666.3	3,515.4
Premiums	2,626.4	1,956.3	1,861.1
Net realized gains (losses):
Total other-than-temporary impairments	(31.9)	(43.7)	(74.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.3)	(8.0)	(19.0)

Net other-than-temporary impairments recognized in earnings	(31.6)	(35.7)	(55.1)
Other net realized capital gains (losses)	(862.8)	(2,499.1)	(1,225.7)

Total net realized capital gains (losses)	(894.4)	(2,534.8)	(1,280.8)
Other revenue	432.8	433.0	378.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	665.5	545.2	556.6
Changes in fair value related to collateralized loan obligations	(6.7)	3.5	(113.4)

Total revenues	11,070.9	8,758.5	9,615.3

Benefits and expenses:
Policyholder benefits	3,946.7	2,409.4	2,613.5
Interest credited to contract owner account balances	1,991.2	2,088.4	2,248.1
Operating expenses	3,561.7	2,686.7	3,155.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	379.3	442.8	722.3
Interest expense	189.7	184.8	153.7
Operating expenses related to consolidated investment entities:
Interest expense	209.5	180.6	106.4
Other expense	7.6	7.7	10.3

Total benefits and expenses	10,285.7	8,000.4	9,009.3

Income (loss) before income taxes	785.2	758.1	606.0
Income tax expense (benefit)	(1,752.2)	(32.5)	(5.2)

Net income (loss)	2,537.4	790.6	611.2
Less: Net income (loss) attributable to noncontrolling interest	237.7	190.1	138.2

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$600.5	$473.0

Net income (loss) available to Voya Financial, Inc.’s common shareholders per common share:
Basic	$9.09	$2.40	$2.06

Diluted	$9.02	$2.38	$2.06

Cash dividends declared per share of common stock	$0.04	$0.02	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$2,537.4	$790.6	$611.2
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,910.5	(2,989.8)	1,659.1
Other-than-temporary impairments	40.0	48.0	52.2
Pension and other postretirement benefits liability	(13.8)	(13.8)	(21.4)

Other comprehensive income (loss), before tax	1,936.7	(2,955.6)	1,689.9
Income tax expense (benefit) related to items of other comprehensive income (loss)	682.1	(1,094.0)	574.2

Other comprehensive income (loss), after tax	1,254.6	(1,861.6)	1,115.7

Comprehensive income (loss)	3,792.0	(1,071.0)	1,726.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	237.7	190.1	138.2

Comprehensive income (loss) attributable to Voya Financial, Inc.’s common shareholders	$3,554.3	$(1,261.1)	$1,588.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
					Appropriated	Unappropriated
Balance at January 1, 2012	$2.3	$—	$22,865.2	$2,595.0	$126.5	$(13,235.1)	$12,353.9	$1,572.2	$13,926.1
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	473.0	473.0	138.2	611.2
Other comprehensive income (loss), after tax	—	—	—	1,115.7	—	—	1,115.7	—	1,115.7

Total comprehensive income (loss)							1,588.7	138.2	1,726.9
Reclassification of noncontrolling interest	—	—	—	—	(120.1)	—	(120.1)	120.1	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired—Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	52.4	—	—	—	52.4	—	52.4
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	355.8	355.8

Balance at December 31, 2012	2.3	—	22,917.6	3,710.7	6.4	(12,762.1)	13,874.9	2,186.3	16,061.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	600.5	600.5	190.1	790.6
Other comprehensive income (loss), after tax	—	—	—	(1,861.6)	—	—	(1,861.6)	—	(1,861.6)

Total comprehensive income (loss)							(1,261.1)	190.1	(1,071.0)
Reclassification of noncontrolling interest	—	—	—	—	12.0	—	12.0	(12.0)	—
Common stock issuance	0.3	—	571.3	—	—	—	571.6	—	571.6
Common stock acquired—Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	(5.2)	—	—	—	(5.2)	—	(5.2)
Share-based compensation	—	—	80.0	—	—	—	80.0	—	80.0
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(122.6)	(122.6)

Balance at December 31, 2013	2.6	—	23,563.7	1,849.1	18.4	(12,161.6)	13,272.2	2,241.8	15,514.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,299.7	2,299.7	237.7	2,537.4
Other comprehensive income (loss), after tax	—	—	—	1,254.6	—	—	1,254.6	—	1,254.6

Total comprehensive income (loss)							3,554.3	237.7	3,792.0
Reclassification of noncontrolling interest	—	—	—	—	2.0	—	2.0	(2.0)	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired—Share repurchase	—	(790.1)	—	—	—	—	(790.1)	—	(790.1)
Dividends on common stock	—	—	(10.1)	—	—	—	(10.1)	—	(10.1)
Share-based compensation	—	(16.9)	96.5	—	—	—	79.6	—	79.6
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(62.2)	(62.2)

Balance at December 31, 2014	$2.6	$(807.0)	$23,650.1	$3,103.7	$20.4	$(9,861.9)	$16,107.9	$2,415.3	$18,523.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$2,537.4	$790.6	$611.2
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(413.7)	(439.2)	(642.7)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	417.0	495.5	784.9
Net accretion/amortization of discount/premium	13.6	54.9	70.8
Future policy benefits, claims reserves and interest credited	1,929.4	493.2	949.2
Deferred income tax (benefit) expense	(1,840.6)	(110.8)	(44.5)
Net realized capital losses	894.4	2,534.8	1,280.8
Depreciation and amortization	90.6	85.4	90.5
Employee retirement cost (benefit)	369.1	(384.8)	190.3
Employer retirement contributions	(31.6)	(57.4)	(105.9)
Share-based compensation	92.6	80.0	52.4
Gains on consolidated investment entities	(213.3)	(214.5)	(265.4)
(Gains) losses on limited partnerships/corporations	22.4	(91.0)	138.3
Change in:
Accrued investment income	5.4	(33.6)	18.2
Reinsurance recoverable	(414.7)	467.8	344.1
Other receivables and assets accruals	39.5	24.8	125.4
Other payables and accruals	143.4	(91.2)	78.3
Funds held under reinsurance agreements	(21.9)	(55.1)	(71.0)
Decrease (increase) in cash held by consolidated investment entities	0.3	(269.9)	(303.8)
Other, net	9.3	(16.1)	(19.0)

Net cash provided by operating activities	3,628.6	3,263.4	3,282.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	13,594.0	16,681.3	17,015.2
Equity securities, available-for-sale	70.0	51.6	66.8
Mortgage loans on real estate	1,555.3	1,580.0	1,991.8
Loan—Dutch State obligation	—	—	1,781.9
Limited partnerships/corporations	204.3	466.1	895.9
Acquisition of:
Fixed maturities	(12,985.3)	(19,014.8)	(17,292.3)
Equity securities, available-for-sale	(28.4)	(47.6)	(41.8)
Mortgage loans on real estate	(2,036.4)	(2,206.0)	(1,969.0)
Limited partnerships/corporations	(289.0)	(97.0)	(178.9)
Short-term investments, net	(662.0)	4,943.1	(2,397.4)
Policy loans, net	43.0	53.3	63.6
Derivatives, net	(1,117.4)	(2,623.7)	(1,395.8)
Other investments, net	33.0	53.0	43.4
Sales from consolidated investment entities	3,470.1	3,203.0	1,781.7
Purchases within consolidated investment entities	(5,533.9)	(4,257.9)	(2,851.6)
Collateral received (delivered), net	401.5	(629.3)	139.9
Purchases of fixed assets, net	(32.7)	(40.7)	(29.3)

Net cash used in investing activities	(3,313.9)	(1,885.6)	(2,375.9)

Voya Financial, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities:
Deposits received for investment contracts	8,153.6	12,893.9	16,118.8
Maturities and withdrawals from investment contracts	(9,899.3)	(14,301.0)	(19,033.4)
Proceeds from issuance of debt with maturities of more than three months	—	2,146.8	3,049.6
Repayment of debt with maturities of more than three months	—	(2,697.4)	(902.5)
Short-term debt, net	—	(171.6)	(309.1)
Debt issuance costs	(16.8)	(26.5)	(38.8)
Borrowings of consolidated investment entities	401.3	196.5	152.6
Repayments of borrowings of consolidated investment entities	(75.8)	(128.2)	(56.6)
Contributions from (distributions to) participants in consolidated investment entities	1,624.9	1,197.3	1,262.0
Proceeds from issuance of common stock, net	—	571.6	—
Excess tax benefits on share-based compensation	3.9	—	—
Share-based compensation	(16.9)	—	—
Common stock acquired—Share repurchase	(789.4)	—	—
Dividends paid	(10.1)	(5.2)	—

Net cash (used in) provided by financing activities	(624.6)	(323.8)	242.6

Net (decrease) increase in cash and cash equivalents	(309.9)	1,054.0	1,148.8
Cash and cash equivalents, beginning of period	2,840.8	1,786.8	638.0

Cash and cash equivalents, end of period	$2,530.9	$2,840.8	$1,786.8

Supplemental cash flow information:
Income taxes paid (received), net	$44.5	$44.6	$3.5
Interest paid	178.6	147.4	114.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively, “the Company”) is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products, guaranteed investment contracts and funding agreements. The Company provides its principal products and services in three ongoing businesses (“Ongoing Business”)—Retirement Solutions, Investment Management and Insurance Solutions—and reports its results for the Ongoing Business through five segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly owned subsidiary of ING Groep N.V. (“ING Group” or “ING”), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial, Inc. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol “VOYA.” On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. (“ING International”), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, “the IPO”). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering (“Secondary Offering”), reducing ING Group’s ownership in the Company to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the “March 2014 Offering”). Also on March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the “March 2014 Direct Share Repurchase”) (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the “March 2014 Transactions”). Upon completion of the March 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the “September 2014 Offering”). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the “September 2014 Direct Share Repurchase”) (the September 2014 Offering and the September 2014 Direct Share Repurchase collectively, the “September 2014 Transactions”). Upon completion of the September 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to 32.5%.

On November 18, 2014, ING Group completed a sale of 30,030,013 shares of common stock of Voya Financial, Inc. in a registered public offering (the “November 2014 Offering”). Also on November 18, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 4,469,987 shares of its common stock from ING Group (the “November 2014 Direct Share

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Repurchase”) (the November 2014 Offering and the November 2014 Direct Share Repurchase collectively, the “November 2014 Transactions”). Upon completion of the November 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to 19%. Pursuant to an agreement with the European Union, ING Group is required to divest its remaining ownership stake in the Company by the end of 2016.

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

The Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as partnerships (voting interest entities (“VOEs”)) in which the Company has control and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. See the Consolidated Investment Entities Note to these Consolidated Financial Statements.

Intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

Reserves for future policy benefits, deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and other intangibles (collectively, “DAC/VOBA and other intangibles”), valuation of investments and derivatives, impairments, income taxes, contingencies and employee benefit plans

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or nonperformance risk, which is the risk that the issuing subsidiary will not fulfill its obligation. The

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

estimate of fair value is the price that would be received to sell an asset or transfer a liability (“exit price”) in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company uses a number of valuation sources to determine the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs and other internal modeling techniques based on projected cash flows.

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

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out (“FIFO”) basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income in the Consolidated Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single-class and multi-class mortgage-backed securities (“MBS”) and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management’s knowledge of the current market. For prepayment-sensitive securities such as interest-only and principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

Short-term Investments: Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. These investments are stated at fair value.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Assets Held in Separate Accounts: Assets held in separate accounts are reported at the fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term investments, cash and fixed maturities.

Mortgage Loans on Real Estate: The Company’s mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan’s original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Consolidated Balance Sheets.

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

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which consists primarily of private equities, hedge funds and VIEs for which the Company is not the primary beneficiary. Generally, the Company records its share of earnings using a lag methodology, relying upon the most recent financial information available, generally not to exceed three months. The Company’s earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income in the Consolidated Statements of Operations.

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank (“FHLB”) stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is

Voya Financial, Inc.

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

Securities Lending: The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used, and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Corporate Loans: Corporate loans held by consolidated collateralized loan obligations (“CLO” or “CLO entities”) are reported in Corporate loans, at fair value using the fair value option, on the Consolidated Balance Sheets. Changes in the fair value of the loans are recorded in Changes in fair value related to collateralized loan obligations in the Consolidated Statements of Operations. The fair values for corporate loans are determined using independent commercial pricing services. In the event that the third-party pricing source is unable to price an investment (which occurs in less than 2% of the loans), other relevant factors are considered including:

•	Information relating to the market for the asset, including price quotations for and trading in the asset or in similar investments and the market environment and investor attitudes towards the asset and interests in similar investments;

•	The characteristics of and fundamental analytical data relating to the investment, including the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the corporate loan and any related agreements and the position of the corporate loan in the borrower’s debt structure;

•	The nature, adequacy and value of the corporate loan’s collateral, including the CLO’s rights, remedies and interests with respect to the collateral;

•	The creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects;

•	The reputation and financial condition of the agent and any intermediate participants in the corporate loan; and

•	General economic and market conditions affecting the fair value of the corporate loan.

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer’s financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

Voya Financial, Inc.

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

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•	When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company’s best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

•	Additional considerations are made when assessing the unique features that apply to certain structured securities, such as subprime, Alt-A, non-agency RMBS, CMBS and ABS. These additional factors for structured securities include, but are not limited to: the quality of underlying collateral; expected prepayment speeds; loan-to-value ratios; debt service coverage ratios; current and forecasted loss severity; consideration of the payment of the underlying assets backing a particular security; and the payment priority within the tranche structure of the security.

•	When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company’s best estimate of scenarios-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security’s position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•	The Company performs a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

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

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (a) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability or an identified portion thereof that is attributable to a particular risk (“fair value hedge”) or (b) a hedge of a forecasted transaction or of the variability of cash flows that is attributable to interest rate risk to be received or paid related to a recognized asset or liability (“cash flow hedge”). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

•	Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

•

Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction. The ineffective portion of the

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

derivative’s change in value, if any, along with any of the derivative’s change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Other net realized capital gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.

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

The Company also has investments in certain fixed maturities and has issued certain annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets and changes in fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain annuity products are included in Future policy benefits on the Consolidated Balance Sheets and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

In addition, the Company has entered into coinsurance with funds withheld arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld arrangements are included in Funds held under reinsurance arrangements on the Consolidated Balance Sheets, and changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Voya Financial, Inc.

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

As of December 31, 2014 and 2013, total cost basis was $408.1 and $451.5, respectively. As of December 31, 2014 and 2013, total accumulated depreciation was $282.3 and $313.0, respectively. For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $26.6, $33.7 and $36.9, respectively, and included in Operating expenses in the Consolidated Statements of Operations.

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Collectively, the Company refers to DAC, VOBA, deferred sales inducements (“DSI”) and unearned revenue (“URR”) as “DAC/VOBA and other intangibles.” (See respective DSI and URR sections below.)

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

The Company amortizes DAC and VOBA related to universal life (“UL”) and variable universal life (“VUL”) contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company’s experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance (“unlocking”). For deferred annuity contracts within the Closed Block Variable Annuity (“CBVA”) segment, the Company amortizes DAC/VOBA and other intangibles in relation to the emergence of estimated gross revenue.

For UL and VUL contracts and fixed and variable deferred annuity contracts, including those in the CBVA segment, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles estimated benefits and expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, changes will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other significant assumptions used in the estimation of gross profits include mortality, and for products with credited rates include interest rate spreads and credit losses. Estimated gross revenues and gross profits of variable annuity contracts are sensitive to mortality and estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

Sales Inducements

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts without sales inducements and are higher than the contract’s expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of sales inducements is included in Interest credited to contract owner account balances in the Consolidated Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

For the years ended December 31, 2014, 2013 and 2012, the Company capitalized $29.4, $29.7 and $35.1, respectively, of sales inducements. For the years ended December 31, 2014, 2013 and 2012, the Company amortized $37.8, $52.7 and $62.6, respectively, of DSI.

Future Policy Benefits and Contract Owner Account Balances

Future Policy Benefits

The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations, including estimates of unpaid claims and claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company’s reserve levels and related results of operations.

•	Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and certain accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company’s estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.5% to 7.7%.

•	Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company’s experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 8.3%.

Although assumptions are “locked-in” upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or

Voya Financial, Inc.

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

Contract Owner Account Balances

Contract owner account balances relate to investment-type contracts and certain annuity product guarantees, as follows:

•	Account balances for guaranteed investment contracts and funding agreements with fixed maturities (collectively referred to as “GICs”) are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•	Account balances for universal life-type contracts, including VUL and indexed universal life contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•	Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 8.0% for the years 2014, 2013 and 2012. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•	For fixed-indexed annuity contracts (“FIAs”), the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

Voya Financial, Inc.

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

GMAB, GMWB, GMWBL and FIA: The Company also issues certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits without life contingencies (“GMWB”), guaranteed minimum withdrawal benefits with life payouts (“GMWBL”) and FIAs. Embedded derivatives associated with GMABs, GMWBs and GMWBLs are recorded in Future policy benefits on the Consolidated Balance Sheets. Embedded derivatives associated with FIAs are recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, along with attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

At inception of the GMAB, GMWB and GMWBL contracts, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMAB, GMWB and GMWBL contracts is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees requires the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

Voya Financial, Inc.

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

Stabilizer and MCG: Products with guaranteed credited rates treat the guarantee as an embedded derivative for Stabilizer products and a stand-alone derivative for managed custody guarantee products (“MCG”). These derivatives are measured at estimated fair value and recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, along with attributed fees collected, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The liabilities for the GMAB, GMWB, GMWBL, FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMAB, GMWB, GMWBL, FIA and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”).

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company reports separate account assets that meet the above criteria at fair value on the Consolidated Balance Sheets based on the fair value of the underlying investments. Separate account liabilities equal separate account assets. Investment income and net realized and unrealized capital gains (losses) of the separate accounts, however, are not reflected in the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows do not reflect investment activity of the separate accounts.

Short-term and Long-term Debt

Short-term and long-term debt are carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Consolidated Balance Sheets and are amortized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt using the effective interest method of amortization.

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

The Company’s policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets.

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

Recognition of Insurance Revenue and Related Benefits

Premiums related to traditional life insurance contracts and payout contracts with life contingencies are recognized in Premiums in the Consolidated Statements of Operations when due from the contract owner. When

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded in Policyholder benefits in the Consolidated Statements of Operations when incurred.

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

Deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards and tax credit carryforwards. The Company evaluates and tests the recoverability of its deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, the Company considers many factors, including:

•	The nature, frequency and severity of book income or losses in recent years;

•	The nature and character of the deferred tax assets and liabilities;

•	The nature and character of income by life and non-life subgroups;

•	The recent cumulative book income (loss) position after adjustment for permanent differences;

•	Taxable income in prior carryback years;

•	Projected future taxable income, exclusive of reversing temporary differences and carryforwards;

•	Projected future reversals of existing temporary differences;

•	The length of time carryforwards can be utilized;

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•	Prudent and feasible tax planning strategies the Company would employ to avoid a tax benefit from expiring unused; and

•	Tax rules that would impact the utilization of the deferred tax assets.

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

For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk. The Company reviews contractual features, particularly those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. The assumptions used to account for both long and short-duration reinsurance agreements are consistent with those used for the underlying contracts. Ceded Future policy benefits and Contract owner account balances are reported gross on the Consolidated Balance Sheets.

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

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. The S&P ratings for the

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Company’s reinsurers with the largest reinsurance recoverable balances are A-rated or better, including Lincoln National Corporation (“Lincoln”), Hannover Life Reassurance Company of America (“Hannover US”) and Hannover Re (Ireland) Limited (“HLRI”) (collectively, “Hannover Re”) and various subsidiaries of Reinsurance Group of America Incorporated (collectively, “RGA”).

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

The Company has entered into coinsurance funds withheld reinsurance arrangements that contain embedded derivatives whose carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld payable under the agreements.

Employee Benefits Plans

The Company sponsors and/or administers various plans that provide defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives and other individuals. The plans are generally funded through payments, determined by periodic actuarial calculations, to trustee-administered funds.

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

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company’s Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

For postretirement healthcare and other benefits to retirees, the entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

expected costs of these benefits are accrued in Other liabilities over the period of employment using an accounting methodology similar to that for defined benefit pension plans. Actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Certain employees of the Company have in the past participated in various ING Group share-based compensation plans for which awards remain outstanding. Both the Voya Financial, Inc. and the ING Group share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of the share-based awards at their grant date fair value, based upon the market value of the stock, and recognizes that cost over the vesting period. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations. The majority of awards granted are provided in the first quarter of each year.

The liability related to the cash-settled awards made under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

Excess tax benefits in Additional paid-in capital are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the issuance of nonvested shares, restricted stock units, performance share units and warrants using the treasury stock method. Basic and diluted earnings per share are calculated using unrounded, actual amounts. Under the treasury stock method, the Company utilizes the average market price to determine the amount of cash that would be available to repurchase shares if the common shares vested. The net incremental share count issued represents the potential dilutive or anti-dilutive securities.

For any period where a loss from earnings available to common shareholders is experienced, shares used in the diluted EPS calculation represent basic shares, as using diluted shares would be anti-dilutive to the calculation.

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

Voya Financial, Inc.

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

The Company provides investment management services to, and has transactions with, various CLO entities, private equity funds, real estate funds, funds-of-hedge funds, single strategy hedge funds, insurance entities, securitizations and other investment entities in the normal course of business. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs, and the Company evaluates its involvement with each entity to determine whether consolidation is required. Investment management fees and contingent performance fees are recorded in Fee income in the Consolidated Statements of Operations.

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

Noncontrolling interest represents the interests of shareholders, other than the Company, in consolidated entities. In the Consolidated Statements of Operations, Net income (loss) attributable to noncontrolling interest represents such shareholders’ interests in the earnings and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or

Voya Financial, Inc.

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

Adoption of New Pronouncements

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Accounting Standards Codification (“ASC”) Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which clarifies that:

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

The provisions of ASU 2013-11 were adopted prospectively by the Company on January 1, 2014, to unrecognized tax benefits existing on that date. The adoption had no effect on the Company’s financial condition, results of operations or cash flows, as the guidance is consistent with that previously applied.

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

Voya Financial, Inc.

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

The provisions of ASU 2013-04 were adopted by the Company on January 1, 2014. The adoption had no effect on the Company’s financial condition, results of operations or cash flows, as the Company did not have any fixed obligations under joint and several liability arrangements during 2014.

Fees Paid to the Federal Government by Health Insurers

In July 2011, the FASB issued ASU 2011-06, “Other Expenses (ASC Topic 720): Fees Paid to the Federal Government by Health Insurers” (“ASU 2011-06”), which specifies how health insurers should recognize and classify the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care Education Reconciliation Act (the “Acts”). The liability for the fee should be estimated and recorded in full at the time the entity provides qualifying health insurance in the year in which the fee is payable, with a corresponding deferred cost that is amortized to expense.

The provisions of ASU 2011-06 were adopted by the Company on January 1, 2014, when the fee initially became effective. The adoption of ASU 2011-06 had no effect on the Company’s financial condition, results of operations or cash flows, as the amount of net premium written for qualifying health insurance by the Company in 2014 was below the $25.0 threshold as defined by the Acts and, thus, not subject to the fee.

Future Adoption of Accounting Pronouncements

Consolidation

In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which:

•	Modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs, including the requirement to consider the rights of all equity holders at risk to determine if they have the power to direct the entity’s most significant activities.

•	Eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnerships and similar entities will be VIEs unless the limited partners hold substantive kick-out rights or participating rights.

•	Affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.

•	Provides a new scope exception for registered money market funds and similar unregistered money market funds, and ends the deferral granted to investment companies from applying the VIE guidance.

The provisions of ASU 2015-02 are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted, using either a retrospective or modified retrospective approach. The Company is currently in the process of determining the impact of the adoptions of the provisions of ASU 2015-02.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company’s financial condition, results of operation, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.

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

Share-based Payments

In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.

The provisions of ASU 2014-12 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively. The Company does not expect ASU 2014-12 to have an impact on its financial condition or results of operations, as the guidance is consistent with that previously applied.

Repurchase Agreements

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (ASC Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and (2) requires separate

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. The standard also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The provisions of ASU 2014-09 are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Discontinued Operations and Disposals

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which requires the disposal of a component of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the entity’s operations and financial results. The component should be reported in discontinued operations when it meets the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.

The amendments also require additional disclosures about discontinued operations, including disclosures about an entity’s significant continuing involvement with a discontinued operation and disclosures for a disposal of an individually significant component of an entity that does not qualify for discontinued operations.

The provisions of ASU 2014-08 are effective for annual periods beginning after December 15, 2014 and for interim periods beginning after December 15, 2015. The amendments should be applied prospectively to disposals and classifications as held for sale that occur within those periods. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-08.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2. Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,279.0	$625.9	$0.9	$—	$3,904.0	$—
U.S. Government agencies and authorities	376.1	59.8	—	—	435.9	—
State, municipalities and political subdivisions	659.5	35.4	0.5	—	694.4	—
U.S. corporate securities	37,425.5	3,479.2	163.9	—	40,740.8	10.2
Foreign securities(1):
Government	858.3	47.0	14.0	—	891.3	—
Other	14,673.3	983.6	104.0	—	15,552.9	—

Total foreign securities	15,531.6	1,030.6	118.0	—	16,444.2	—
Residential mortgage-backed securities:
Agency	4,983.3	421.0	13.0	72.5	5,463.8	0.4
Non-Agency	989.4	168.9	8.6	43.3	1,193.0	62.1

Total Residential mortgage-backed securities	5,972.7	589.9	21.6	115.8	6,656.8	62.5
Commercial mortgage-backed securities	3,916.3	273.3	1.4	—	4,188.2	6.7
Other asset-backed securities	1,538.1	74.3	17.3	—	1,595.1	6.6
Total fixed maturities, including securities pledged	68,698.8	6,168.4	323.6	115.8	74,659.4	86.0
Less: Securities pledged	1,089.3	109.2	13.9	—	1,184.6	—

Total fixed maturities	67,609.5	6,059.2	309.7	115.8	73,474.8	86.0
Equity securities:
Common stock	191.5	0.5	0.2	—	191.8	—
Preferred stock	50.5	29.5	—	—	80.0	—

Total equity securities	242.0	30.0	0.2	—	271.8	—

Total fixed maturities and equity securities investments	$67,851.5	$6,089.2	$309.9	$115.8	$73,746.6	$86.0

(1)	Primarily U.S. dollar denominated.
(2)	Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3)	Represents OTTI reported as a component of Other comprehensive income (loss).

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2014, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,184.9	$2,218.5
After one year through five years	12,518.8	13,199.4
After five years through ten years	20,113.7	20,935.9
After ten years	22,454.3	25,865.5
Mortgage-backed securities	9,889.0	10,845.0
Other asset-backed securities	1,538.1	1,595.1

Fixed maturities, including securities pledged	$68,698.8	$74,659.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of December 31, 2014 and 2013, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholders’ equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2014
Communications	$3,934.5	$512.4	$5.7	$4,441.2
Financial	7,568.1	729.3	7.6	8,289.8
Industrial and other companies	30,055.8	2,109.3	231.0	31,934.1
Utilities	9,046.3	959.9	19.7	9,986.5
Transportation	1,494.1	151.9	3.9	1,642.1

Total	$52,098.8	$4,462.8	$267.9	$56,293.7

December 31, 2013
Communications	$4,016.2	$293.0	$73.4	$4,235.8
Financial	6,640.7	566.6	72.6	7,134.7
Industrial and other companies	29,303.1	1,524.5	564.5	30,263.1
Utilities	9,200.6	570.0	142.2	9,628.4
Transportation	1,467.1	84.6	30.0	1,521.7

Total	$50,627.7	$3,038.7	$882.7	$52,783.7

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company’s fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in DAC, VOBA and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. Certain CMOs, primarily interest-only and principal-only strips, are accounted for as hybrid instruments and valued at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2014 and 2013, approximately 44.4% and 38.3%, respectively, of the Company’s CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

As of December 31, 2014 and 2013, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2014 and 2013, the fair value of loaned securities was $545.9 and $435.4, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, collateral retained by the lending agent and invested in liquid assets on the Company’s behalf was $563.9 and $451.0, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, liabilities to return collateral of $563.9 and $451.0, respectively, were included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
2014
U.S. Treasuries	$81.1	$0.1		$—	$—		$42.1	$0.8	$123.2	$0.9
U.S. Government agencies and authorities	6.4	—	*	—	—		—	—	6.4	—	*
U.S. corporate, state and municipalities	2,520.9	65.1		76.3	3.6		2,710.0	95.7	5,307.2	164.4
Foreign	1,869.3	80.6		37.8	1.2		668.6	36.2	2,575.7	118.0
Residential mortgage-backed	319.6	1.7		59.9	1.0		645.7	18.9	1,025.2	21.6
Commercial mortgage-backed	120.7	0.5		3.1	0.9		—	—	123.8	1.4
Other asset-backed	126.4	0.2		6.4	—	*	232.1	17.1	364.9	17.3

Total	$5,044.4	$148.2		$183.5	$6.7		$4,298.5	$168.7	$9,526.4	$323.6

*	Less than $0.1.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 96.2% and 89.4% of the average book value as of December 31, 2014 and 2013, respectively.

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2014
Six months or less below amortized cost	$5,162.1	$117.8		$140.2	$26.5		537	16
More than six months and twelve months or less below amortized cost	324.3	—	*	19.7	—	*	68	1
More than twelve months below amortized cost	4,237.2	8.6		134.1	3.1		493	7

Total	$9,723.6	$126.4		$294.0	$29.6		1,098	24

December 31, 2013
Six months or less below amortized cost	$7,883.3	$80.5		$166.0	$18.6		570	20
More than six months and twelve months or less below amortized cost	12,339.7	67.6		776.8	16.7		798	8
More than twelve months below amortized cost	1,579.2	55.8		144.5	13.9		302	22

Total	$21,802.2	$203.9		$1,087.3	$49.2		1,670	50

*	Less than $0.1.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
December 31, 2014
U.S. Treasuries	$124.1	$—	$0.9		$—	8	—
U.S. Government agencies and authorities	6.4	—	—	*	—	1	—
U.S. corporate, state and municipalities	5,416.8	54.8	151.5		12.9	423	5
Foreign	2,636.5	57.2	105.7		12.3	239	6
Residential mortgage-backed	1,042.8	4.0	19.5		2.1	321	8
Commercial mortgage-backed	121.2	4.0	0.5		0.9	17	1
Other asset-backed	375.8	6.4	15.9		1.4	89	4

Total	$9,723.6	$126.4	$294.0		$29.6	1,098	24

December 31, 2013
U.S. Treasuries	$2,750.5	$25.3	$81.4		$5.4	32	1
U.S. Government agencies and authorities	66.8	—	1.4		—	3	—
U.S. corporate, state and municipalities	11,892.6	55.8	694.2		13.5	744	5
Foreign	3,944.2	35.0	211.0		7.7	300	6
Residential mortgage-backed	2,361.4	35.6	70.2		10.2	471	25
Commercial mortgage-backed	245.5	—	3.5		—	16	—
Other asset-backed	541.2	52.2	25.6		12.4	104	13

Total	$21,802.2	$203.9	$1,087.3		$49.2	1,670	50

*	Less than $0.1.

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
	< 20%	> 20%	< 20%	> 20%
December 31, 2014
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$5.0	$—	$0.3	$—
Non-agency RMBS > 90% - 100%	35.7	—	1.7	—
Non-agency RMBS 80% - 90%	109.0	0.3	5.2	0.1
Non-agency RMBS < 80%	291.5	4.6	15.8	1.0
Agency RMBS	835.9	3.6	11.1	1.9
Other ABS (Non-RMBS)	141.5	1.9	1.3	0.5

Total RMBS and Other ABS	$1,418.6	$10.4	$35.4	$3.5

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
	< 20%	> 20%	< 20%	> 20%
December 31, 2014
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$325.7	$4.5	$17.9	$0.9
Non-agency RMBS > 5% - 10%	18.4	—	0.8	—
Non-agency RMBS > 0% - 5%	51.1	—	0.9	—
Non-agency RMBS 0%	46.0	0.4	3.4	0.2
Agency RMBS	835.9	3.6	11.1	1.9
Other ABS (Non-RMBS)	141.5	1.9	1.3	0.5

Total RMBS and Other ABS	$1,418.6	$10.4	$35.4	$3.5

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
	< 20%	> 20%	< 20%	> 20%
December 31, 2014
Fixed Rate	$817.2	$2.3	$12.3	$0.7
Floating Rate	601.4	8.1	23.1	2.8

Total	$1,418.6	$10.4	$35.4	$3.5

(1)	For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
	< 20%	> 20%	< 20%	> 20%
December 31, 2013
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$75.7	$36.4	$2.9	$8.3
Non-agency RMBS > 90% - 100%	156.8	24.1	8.6	5.7
Non-agency RMBS 80% - 90%	151.3	5.9	8.4	1.7
Non-agency RMBS < 80%	284.7	8.0	15.5	2.2
Agency RMBS	2,008.9	11.3	57.9	4.2
Other ABS (Non-RMBS)	225.2	2.1	2.5	0.5

Total RMBS and Other ABS	$2,902.6	$87.8	$95.8	$22.6

Voya Financial, Inc.

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

Investments with fair values less than amortized cost are included in the Company’s other-than-temporary impairments analysis. Impairments were recognized as disclosed in the “Evaluating Securities for Other-Than-Temporary Impairments” section below. The Company evaluates non-agency RMBS and ABS for “other-than-temporary impairments” each quarter based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company’s assessment of current levels of cash flows compared to estimated cash flows, at the time the securities were acquired, indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security’s position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on a particular security within the trust will be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Unrealized losses on below investment grade securities are principally related to RMBS (primarily Alt-A RMBS) and ABS (primarily subprime RMBS) largely due to economic and market uncertainties including concerns over unemployment levels, lower interest rate environment on floating rate securities requiring higher risk premiums since purchase and valuations on residential real estate supporting non-agency RMBS. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase, if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post modification carrying value of $1.9. For the year ended December 31, 2013, the Company had no new troubled debt restructurings for private placement and had 21 new troubled debt restructurings for commercial mortgage loans with a pre-modification and post modification carrying value of $91.0. Of these 21 commercial mortgage loans, 20 comprise a portfolio of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2014, these loans have repaid $27.2 in principal.

As of December 31, 2014 and 2013, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company’s investment in mortgage loans as of the dates indicated:

	December 31, 2014	December 31, 2013
Commercial mortgage loans	$9,796.9	$9,316.0
Collective valuation allowance	(2.8)	(3.8)

Total net commercial mortgage loans	$9,794.1	$9,312.2

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2014 and 2013.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for all commercial mortgage loans for the periods indicated:

	December 31, 2014	December 31, 2013
Collective valuation allowance for losses, balance at January 1	$3.8	$3.9
Addition to (reduction of) allowance for losses	(1.0)	(0.1)

Collective valuation allowance for losses, end of period	$2.8	$3.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2014	December 31, 2013
Impaired loans without allowances for losses	$72.8	$94.3
Less: Allowances for losses on impaired loans	—	—

Impaired loans, net	$72.8	$94.3

Unpaid principal balance of impaired loans	$75.3	$96.7

As of December 31, 2014 and 2013, the Company did not have any impaired loans with allowances for losses.

The following table presents information on impaired loans, restructured loans, loans 90 days or more past due and loans in foreclosure as of the dates indicated:

	December 31, 2014	December 31, 2013
Troubled debt restructured loans	$65.5	$86.6
Loans 90 days or more past due, interest no longer accruing, at amortized cost	—	5.1
Unpaid principal balance of loans 90 days or more past due, interest no longer accruing	—	5.1

The following table presents the aging of past due mortgage loans at carrying value as of the dates indicated:

	30 days or less past due	31 to 90 days past due	91 to 180 days past due	181 days or more past due	Total
As of December 31, 2014	$—	$—	$—	$—	$—
As of December 31, 2013	—	5.1	—	—	5.1

There were no mortgage loans in the Company’s portfolio in process of foreclosure as of December 31, 2014 and 2013.

There were no loans in arrears with respect to principal and interest as of December 31, 2014. There was one loan in arrears with respect to principal and interest as of December 31, 2013 with a total amortized cost of $5.1.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Impaired loans, average investment during the period (amortized cost)(1)	$83.6	$55.6	$32.7
Interest income recognized on impaired loans, on an accrual basis(1)	4.8	2.9	0.7
Interest income recognized on impaired loans, on a cash basis(1)	4.5	2.9	0.8
Interest income recognized on troubled debt restructured loans, on an accrual basis	4.2	2.4	0.3

(1)	Includes amounts for Troubled debt restructured loans.

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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2014(1)	December 31, 2013(1)
Loan-to-Value Ratio:
0% - 50%	$1,460.6	$1,782.6
>50% - 60%	2,261.6	2,390.0
>60% - 70%	5,514.8	4,668.3
>70% - 80%	541.3	455.8
>80% and above	18.6	19.3

Total Commercial mortgage loans	$9,796.9	$9,316.0

(1)	Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2014(1)	December 31, 2013(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,096.2	$6,346.5
>1.25x - 1.5x	1,392.1	1,520.9
>1.0x - 1.25x	906.7	980.6
Less than 1.0x	385.9	467.8
Commercial mortgage loans secured by land or construction loans	16.0	0.2

Total Commercial mortgage loans	$9,796.9	$9,316.0

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(1)	Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,395.9	24.6%	$2,281.8	24.5%
South Atlantic	2,028.0	20.7%	1,936.0	20.8%
West South Central	1,147.7	11.7%	1,122.3	12.0%
Middle Atlantic	1,402.0	14.3%	1,112.0	11.9%
East North Central	1,030.8	10.5%	1,037.5	11.1%
Mountain	832.2	8.5%	790.4	8.5%
West North Central	514.0	5.2%	517.2	5.6%
New England	197.0	2.0%	318.1	3.4%
East South Central	249.3	2.5%	200.7	2.2%

Total Commercial mortgage loans	$9,796.9	100.0%	$9,316.0	100.0%

(1)	Balances do not include collective valuation allowance for losses.

	December 31, 2014(1)		December 31, 2013(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,408.4	34.8%	$2,936.9	31.5%
Industrial	2,283.0	23.3%	2,848.0	30.6%
Apartments	1,680.7	17.2%	1,296.1	13.9%
Office	1,246.5	12.7%	1,242.2	13.3%
Hotel/Motel	382.7	3.9%	430.6	4.6%
Other	449.1	4.6%	378.1	4.1%
Mixed Use	346.5	3.5%	184.1	2.0%

Total Commercial mortgage loans	$9,796.9	100.0%	$9,316.0	100.0%

(1)	Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2014(1)	December 31, 2013(1)
Year of Origination:
2014	$1,940.9	$—
2013	2,137.5	2,199.8
2012	1,642.8	1,743.3
2011	1,533.5	1,835.9
2010	251.0	409.8
2009	85.7	149.5
2008 and prior	2,205.5	2,977.7

Total Commercial mortgage loans	$9,796.9	$9,316.0

(1)	Balances do not include collective valuation allowance for losses.

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

The following table identifies the Company’s credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5	1	$—	—	$—	—
U.S. corporate	14.9	42	—	—	14.3	4
Foreign(1)	6.9	12	5.1	1	2.2	5
Residential mortgage-backed	7.3	93	17.4	118	25.2	106
Commercial mortgage-backed	0.2	7	0.6	3	1.7	1
Other asset-backed	0.8	17	8.9	8	2.6	7
Equity	0.9	2	3.0	2	—	—
Mortgage loans on real estate	—	—	—	—	7.7	2
Other assets(2)	0.1	1	0.7	1	1.4	1

Total	$31.6	175	$35.7	133	$55.1	126

(1)	Primarily U.S. dollar denominated.
(2)	Includes loss on real estate owned that is classified as Other assets on the Consolidated Balance Sheets.

The above tables include $7.8, $21.2 and $47.3 of write-downs related to credit impairments for the years ended December 31, 2014, 2013 and 2012, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $23.8, $14.5 and $7.8 for the years ended December 31, 2014, 2013 and 2012, respectively, are related to intent impairments.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$0.5	1	$—	—	$—	—
U.S. corporate	14.5	42	—	—	1.1	2
Foreign(1)	6.9	12	—	—	1.5	4
Residential mortgage-backed	1.5	26	6.6	22	3.3	10
Commercial mortgage-backed	0.2	7	0.6	3	1.7	1
Other asset-backed	0.2	14	7.3	2	0.2	1
Equity	—	—	—	—	—	—
Mortgage loans on real estate	—	—	—	—	—	—
Other assets	—	—	—	—	—	—

Total	$23.8	102	$14.5	27	$7.8	18

(1)	Primarily U.S. dollar denominated.

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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$114.2	$126.3	$145.6
Additional credit impairments:
On securities not previously impaired	1.8	3.5	9.5
On securities previously impaired	4.8	8.1	17.1
Reductions:
Securities sold, matured, prepaid or paid down	32.0	23.7	45.9
Increase in cash flows	2.0	—	—

Balance at December 31	$86.8	$114.2	$126.3

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2014	2013		2012
Fixed maturities	$4,001.0	$3,952.5		$4,184.0
Equity securities, available-for-sale	12.8	10.0		17.7
Mortgage loans on real estate	495.8	483.9		500.0
Policy loans	113.0	118.3		121.5
Short-term investments and cash equivalents	3.0	3.5		5.4
Other	(4.9)	125.3	(1)	(123.3	)(2)

Gross investment income	4,620.7	4,693.5		4,705.3
Less: investment expenses	5.9	4.5		7.4

Net investment income	$4,614.8	$4,689.0		$4,697.9

(1)	Includes $143.8 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.
(2)	Includes a pre-tax loss of $91.9 in conjunction with a sale of certain private equity limited partnership investments. See the Consolidated Investment Entities Note to these Consolidated Financial Statements for more information.

As of December 31, 2014, the Company had $0.1 of investments in fixed maturities that did not produce net investment income. As of December 31, 2013, the Company did not have any investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within product guarantees and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on FIFO methodology.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Fixed maturities, available-for-sale, including securities pledged	$63.6	$85.0	$391.7
Fixed maturities, at fair value option	(177.3)	(449.4)	(278.8)
Equity securities, available-for-sale	17.9	(2.8)	4.2
Derivatives	12.7	(3,152.9)	(1,712.4)
Embedded derivatives—fixed maturities	(10.6)	(107.5)	(15.7)
Embedded derivatives—product guarantees	(820.4)	1,094.7	337.3
Other investments	19.7	(1.9)	(7.1)

Net realized capital gains (losses)	$(894.4)	$(2,534.8)	$(1,280.8)

After-tax net realized capital gains (losses)	$(527.9)	$(1,693.2)	$(715.8)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Proceeds on sales	$8,580.8	$10,559.8	$11,185.9
Gross gains	188.6	185.2	484.2
Gross losses	96.6	77.7	44.8

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

Voya Financial, Inc.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Voya Financial, Inc.

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

Managed custody guarantees: The Company issues certain credited rate guarantees on variable fixed income portfolios that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain annuity products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$736.0	$114.6	$—	$786.0	$81.0	$0.5
Foreign exchange contracts	174.7	25.3	—	174.7	6.3	1.6
Fair value hedges:
Interest rate contracts	566.4	2.4	13.4	873.5	4.8	64.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	66,474.0	1,108.0	563.2	63,122.0	826.2	1,174.3
Foreign exchange contracts	1,373.1	45.3	26.8	1,281.7	17.8	43.3
Equity contracts	21,165.7	483.1	209.9	11,725.9	172.7	52.9
Credit contracts	4,221.0	40.9	36.0	3,221.0	40.5	14.5
Embedded derivatives:
Within fixed maturity investments	N/A	115.8	—	N/A	126.5	—
Within annuity products	N/A	—	3,659.6	N/A	—	2,645.6
Within reinsurance agreements	N/A	—	139.6	N/A	—	79.0

Total		$1,935.4	$4,648.5		$1,275.8	$4,076.4

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(1)	Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2014 and 2013. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,221.0	$40.9	$36.0
Equity contracts	13,576.1	378.4	201.7
Foreign exchange contracts	1,547.8	70.6	26.8
Interest rate contracts	67,776.4	1,225.0	576.6

		$1,714.9	$841.1

Counterparty netting(1)		(721.3)	(721.3)
Cash collateral netting(1)		(661.1)	(35.9)
Securities collateral netting(1)		(158.9)	(46.9)

Net receivables/payables		$173.6	$37.0

(1)	Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.

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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2014, the Company held $515.8 and $119.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2013, the Company held $214.7 and $18.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2014, the Company delivered $638.7 of securities and held $159.3 of securities as collateral. As of December 31, 2013, the Company delivered $1.0 billion of securities and held $51.3 of securities as collateral.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.7	$0.4	$—
Foreign exchange contracts	2.0	0.4	—
Fair value hedges:
Interest rate contracts	(17.2)	21.1	(10.0)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	821.1	(1,058.5)	51.5
Foreign exchange contracts	106.0	75.7	10.9
Equity contracts	(909.7)	(2,217.2)	(1,801.9)
Credit contracts	9.8	25.2	37.1
Managed custody guarantees	0.1	0.2	1.1
Embedded derivatives:
Within fixed maturity investments(2)	(10.6)	(107.5)	(15.7)
Within annuity products(2)	(820.5)	1,094.5	336.2
Within reinsurance agreements(3)	(77.6)	90.4	(32.2)

Total	$(895.9)	$(2,075.3)	$(1,423.0)

(1)	Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, ineffective amounts were immaterial.
(2)	Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3)	Changes in value are included in Policyholder benefits in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2014, the fair values of credit default swaps of $40.9 and $36.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2013, the fair value of credit default swaps of $40.5 and $14.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $0.5 billion on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company’s current debt and claims paying ratings were downgraded in the future, the terms in the Company’s derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

4. Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, “Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP” (“ASU 2011-04”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,262.0	$642.0	$—	$3,904.0
U.S. Government agencies and authorities	—	435.9	—	435.9
U.S. corporate, state and municipalities	—	40,352.6	1,082.6	41,435.2
Foreign(1)	—	15,995.5	448.7	16,444.2
Residential mortgage-backed securities	—	6,562.6	94.2	6,656.8
Commercial mortgage-backed securities	—	4,166.2	22.0	4,188.2
Other asset-backed securities	—	1,585.0	10.1	1,595.1

Total fixed maturities, including securities pledged	3,262.0	69,739.8	1,657.6	74,659.4
Equity securities, available-for-sale	215.5	—	56.3	271.8
Derivatives:
Interest rate contracts	—	1,225.0	—	1,225.0
Foreign exchange contracts	—	70.6	—	70.6
Equity contracts	104.7	296.6	81.8	483.1
Credit contracts	—	30.9	10.0	40.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,924.8	138.5	6.0	5,069.3
Assets held in separate accounts	100,692.4	5,313.1	2.3	106,007.8

Total assets	$109,199.4	$76,814.5	$1,814.0	$187,827.9

Percentage of Level to total	58.1%	40.9%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,970.0	$1,970.0
GMAB/GMWB/GMWBL	—	—	1,586.7	1,586.7
Stabilizer and MCGs	—	—	102.9	102.9
Other derivatives:
Interest rate contracts	—	576.6	—	576.6
Foreign exchange contracts	—	26.8	—	26.8
Equity contracts	8.2	201.7	—	209.9
Credit contracts	—	16.3	19.7	36.0
Embedded derivatives on reinsurance	—	139.6	—	139.6

Total liabilities	$8.2	$961.0	$3,679.3	$4,648.5

(1)	Primarily U.S. dollar denominated.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$4,617.0	$564.2	$—	$5,181.2
U.S. Government agencies and authorities	—	604.5	14.4	618.9
U.S. corporate, state and municipalities	—	37,303.2	456.5	37,759.7
Foreign(1)	—	16,202.2	154.3	16,356.5
Residential mortgage-backed securities	—	7,025.1	98.6	7,123.7
Commercial mortgage-backed securities	—	3,752.1	—	3,752.1
Other asset-backed securities	—	1,867.5	59.2	1,926.7

Total fixed maturities, including securities pledged	4,617.0	67,318.8	783.0	72,718.8
Equity securities, available-for-sale	238.5	20.6	55.3	314.4
Derivatives:
Interest rate contracts	—	912.0	—	912.0
Foreign exchange contracts	—	24.1	—	24.1
Equity contracts	1.9	83.3	87.5	172.7
Credit contracts	—	33.2	7.3	40.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,396.9	44.9	—	4,441.8
Assets held in separate accounts	101,437.5	5,376.5	13.1	106,827.1

Total assets	$110,691.8	$73,813.4	$946.2	$185,451.4

Percentage of Level to total	59.7%	39.8%	0.5%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,736.7	$1,736.7
GMAB/GMWB/GMWBL	—	—	908.9	908.9
Stabilizer and MCGs	—	—	—	—
Other derivatives:
Interest rate contracts	—	1,239.5	—	1,239.5
Foreign exchange contracts	—	44.9	—	44.9
Equity contracts	20.9	32.0	—	52.9
Credit contracts	—	—	14.5	14.5
Embedded derivatives on reinsurance	—	79.0	—	79.0

Total liabilities	$20.9	$1,395.4	$2,660.1	$4,076.4

(1)	Primarily U.S. dollar denominated.

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation techniques when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2014, $1.5 billion and $59.7 billion of a total fair value of $74.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2013, $541.2 and $58.3 billion of a total fair value of $72.7 billion in fixed

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

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

Fair values of privately placed bonds are determined primarily using a matrix-based pricing model and are generally classified as Level 2 assets. The model considers the current level of risk-free interest rates, current corporate spreads, the credit quality of the issuer and cash flow characteristics of the security. Also considered are factors such as the net worth of the borrower, the value of collateral, the capital structure of the borrower, the presence of guarantees and the Company’s evaluation of the borrower’s ability to compete in its relevant market. Using this data, the model generates estimated market values, which the Company considers reflective of the fair value of each privately placed bond.

Equity securities, available-for-sale: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 2 or Level 3 assets.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates (“LIBOR”) and Overnight Index Swap (“OIS”) rates. In June 2012, the Company began using OIS rather than LIBOR for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments, including those priced by third party vendors, are valued based on market observable inputs and are classified as Level 2.

Cash and cash equivalents, Short-term investments and Short-term investments under securities loan agreement: The carrying amounts for cash reflect the assets’ fair values. The fair values for cash equivalents and most short-term investments are determined based on quoted market prices. These assets are classified as Level 1. Other short-term investments are valued and classified in the fair value hierarchy consistent with the policies described herein, depending on investment type.

Assets held in separate accounts: Assets held in separate accounts are reported at the quoted fair values of the underlying investments in the separate accounts. The underlying investments include mutual funds, short-term

Voya Financial, Inc.

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

The discount rate used to determine the fair value of the Company’s GMAB, GMWB, GMWBL, FIA, and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled (“nonperformance risk”). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the priority of policyholder claims.

The Company’s valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product’s Chief Risk Officer (“CRO”), including an independent annual review by the CRO. Models used to value the embedded derivatives must comply with the Company’s governance policies.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Embedded derivatives on reinsurance: The carrying value of embedded derivatives is estimated based upon the change in the fair value of the assets supporting the funds withheld payable under reinsurance agreements. As the fair value of the assets held in trust is based on a quoted market price (Level 1), the fair value of the embedded derivative is based on market observable inputs and is classified as Level 2.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate, state and municipalities	456.5	(0.3)	(7.0)	283.0	—	(4.3)	(127.3)	485.0	(3.0)	1,082.6	(0.1)
Foreign(1)	154.3	0.2	(14.7)	94.0	—	—	(11.3)	262.2	(36.0)	448.7	0.2
Residential mortgage-backed securities	98.6	(9.8)	1.7	15.9	—	—	(1.9)	8.8	(19.1)	94.2	(9.8)
Commercial mortgage-backed securities	—	—	—	22.0	—	—	—	—	—	22.0	—
Other asset-backed securities	59.2	6.9	(5.9)	—	—	—	(38.4)	—	(11.7)	10.1	0.1

Total fixed maturities including securities pledged	783.0	(3.0)	(25.9)	414.9	—	(4.3)	(178.9)	756.0	(84.2)	1,657.6	(9.6)
Equity securities, available-for-sale	55.3	(0.9)	2.0	—	—	(0.1)	—	—	—	56.3	(0.9)
Derivatives:
Product guarantees:
FIA(2)	(1,736.7)	(198.0)	—	—	(166.2)	—	130.9	—	—	(1,970.0)	—
GMAB/GMWB/GMWBL(2)	(908.9)	(524.2)	—	—	(154.3)	—	0.7	—	—	(1,586.7)	—
Stabilizer and MCGs(2)	—	(98.2)	—	—	(4.7)	—	—	—	—	(102.9)	—
Other derivatives, net	80.3	37.2	—	32.7	—	—	(78.1)	—	—	72.1	(8.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	(0.1)	6.1	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	13.1	0.1	—	1.2	—	(4.4)	—	0.2	(7.9)	2.3	(0.1)

(1)	Primarily U.S. dollar denominated.
(2)	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Consolidated Statements of Operations.
(3)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4)	For financial instruments still held as of December 31 amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations.
(5)	The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income for the Company.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the year ended December 31, 2013:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$14.4	$—	$—	$—	$—	$—	$14.4	$—
U.S. corporate, state and municipalities	524.2	(0.4)	(3.3)	0.2	—	(10.0)	(49.8)	12.5	(16.9)	456.5	(0.3)
Foreign(1)	104.2	0.2	10.0	61.0	—	(4.8)	(36.3)	20.0	—	154.3	—
Residential mortgage-backed securities	74.1	(4.9)	(4.4)	47.2	—	(0.6)	(0.4)	—	(12.4)	98.6	(5.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	115.2	14.2	(5.7)	—	—	(8.0)	(31.1)	0.3	(25.7)	59.2	4.8

Total fixed maturities including securities pledged	817.7	9.1	(3.4)	122.8	—	(23.4)	(117.6)	32.8	(55.0)	783.0	(0.5)
Equity securities, available-for-sale	55.8	(3.3)	0.9	—	—	(0.2)	—	51.8	(49.7)	55.3	(1.9)
Derivatives:
Product guarantees:
FIA(2)	(1,434.3)	(276.5)	—	—	(108.4)	—	82.5	—	—	(1,736.7)	—
GMAB/GMWB/GMWBL(2)	(2,035.4)	1,263.0	—	—	(137.0)	—	0.5	—	—	(908.9)	—
Stabilizer and MCGs(2)	(102.0)	108.2	—	(6.2)	—	—	—	—	—	—	—
Other derivatives, net	22.9	102.6	—	27.6	—	—	(72.8)	—	—	80.3	25.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	16.3	0.1	—	16.0	—	(11.6)	—	2.2	(9.9)	13.1	0.1

(1)	Primarily U.S. dollar denominated.
(2)	All gains and losses on Level 3 liabilities are classified as realized gains (losses) for the purpose of this disclosure because it is impracticable to track realized and unrealized gains (losses) separately on a contract-by contract basis. These amounts are included in Other net realized gains (losses) in the Consolidated Statements of Operations.
(3)	The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.
(4)	For financial instruments still held as of December 31 amounts are included in Net investment income and Total net realized capital gains (losses) in the Consolidated Statements of Operations.
(5)	The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which result in a net zero impact on net income for the Company.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2014 and 2013, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Following is a description of selected inputs:

Equity/Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the equity indices and swap rates for GMAB, GMWB and GMWBL fair value measurements and swap rates for the Stabilizer and MCG fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Correlations: Integrated interest rate and equity scenarios are used in GMAB, GMWB and GMWBL fair value measurements to better reflect market interest rates and interest rate volatility correlations between equity and fixed income fund groups and between equity fund groups and interest rates. The correlations are based on historical fund returns and swap rates from external sources.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company’s product guarantees, the Company uses a blend of observable, similarly rated peer holding company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee as well as an adjustment to reflect the priority of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company’s experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.6%
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -4%		-32 to -4%		—		—
Nonperformance risk	0.13% to 1.10%		0.13% to 1.10%		0.13% to 1.10%		0.13% to 1.10%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2)	Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 33% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2014 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.4	$0.5	$2.9	9.5
60-69	6.2	1.0	7.2	4.9
70+	5.2	0.5	5.7	3.1

	$13.8	$2.0	$15.8	5.8

*	For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3)	Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(4)	The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are “in the money” or “out of the money” as of December 31, 2014 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.7	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	1.2	0.36% to 7%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$7.2	1.7% to 21%
	Out of the Money	0.1		12.3% to 31%	1.4	5.6% to 24%

*	Less than $0.1.
**	The low end of the range corresponds to policies that are highly “in the money.” The high end of the range corresponds to the policies that are close to zero in terms of “in the moneyness.”

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	87%	0-30%	0-15%	0-45%	0-15%
Stabilizer with Recordkeeping Agreements	13%	0-50%	0-25%	0-65%	0-25%

Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-25%

(6)	Measured as a percentage of assets under management or assets under administration.
(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.
(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2013:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 8.0%
Correlations between:
Equity Funds	50% to 98%		50% to 98%		—		—
Equity and Fixed Income Funds	-33% to 62%		-33% to 62%		—		—
Interest Rates and Equity Funds	-30% to -14%		-30% to -14%		—		—
Nonperformance risk	-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%		-0.1% to 0.79%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 2%		—
Lapses	0.08% to 40%	(3)(4)	0.08% to 31%	(3)(4)	0% to 53%	(3)	0% to 55%	(5)
Policyholder Deposits(5)	—		—		—		0% to 60%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2)	Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 30% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly “in the money”. The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2013 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.1	$1.4	$3.5	5.4
60-69	5.1	2.6	7.7	1.4
70+	4.0	1.3	5.3	0

	$11.2	$5.3	$16.5	2.3

*	For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

(3)	Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(4)	The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are “in the money” or “out of the money” as of December 31, 2013 (account value amounts are in $ billions):

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$5.7	0.08% to 5.5%
	Out of the Money	—	*	0.41% to 12%	3.3	0.36% to 11%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$5.6	1.5% to 21%
	Out of the Money	0.1		12% to 31%	2.8	6.9% to 40%

*	Less than $0.1.
**	The low end of the range corresponds to policies that are highly “in the money.” The high end of the range corresponds to the policies that are close to zero in terms of “in the moneyness.”

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-30%	0-15%	0-55%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-55%	0-25%	0-60%	0-30%

Aggregate of all plans	100%	0-55%	0-25%	0-60%	0-30%

(6)	Measured as a percentage of assets under management or assets under administration.
(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.
(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Generally, the following will cause an increase (decrease) in the GMAB, GMWB and GMWBL embedded derivative fair value liabilities:

•	An increase (decrease) in long-term equity implied volatility

•	An increase (decrease) in interest rate implied volatility

•	An increase (decrease) in equity-interest rate correlations

•	A decrease (increase) in nonperformance risk

•	A decrease (increase) in mortality

•	An increase (decrease) in benefit utilization

•	A decrease (increase) in lapses

Voya Financial, Inc.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$74,659.4	$74,659.4	$72,718.8	$72,718.8
Equity securities, available-for-sale	271.8	271.8	314.4	314.4
Mortgage loans on real estate	9,794.1	10,286.6	9,312.2	9,404.7
Policy loans	2,104.0	2,104.0	2,147.0	2,147.0
Limited partnerships/corporations	363.2	363.2	236.4	236.4
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	5,069.3	5,069.3	4,441.8	4,441.8
Derivatives	1,819.6	1,819.6	1,149.3	1,149.3
Other investments	110.3	120.4	124.6	131.1
Assets held in separate accounts	106,007.8	106,007.8	106,827.1	106,827.1
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,850.9	55,171.4	49,418.4	53,713.8
Funding agreements with fixed maturities and guaranteed investment contracts	1,593.0	1,564.8	2,692.3	2,663.9
Supplementary contracts, immediate annuities and other	2,535.3	2,706.2	2,003.8	2,042.5
Derivatives:
Annuity product guarantees:
FIA	1,970.0	1,970.0	1,736.7	1,736.7
GMAB / GMWB / GMWBL	1,586.7	1,586.7	908.9	908.9
Stabilizer and MCGs	102.9	102.9	—	—
Other derivatives	849.3	849.3	1,351.8	1,351.8
Long-term debt	3,515.7	3,875.4	3,514.7	3,717.8
Embedded derivatives on reinsurance	139.6	139.6	79.0	79.0

(1)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Annuity product guarantees section of the table above.

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

Voya Financial, Inc.

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

Limited partnerships/corporations: The fair value for these investments, primarily private equity funds of funds and hedge funds, is based on actual or estimated Net Asset Value (“NAV”) information, as provided by the investee and are classified as Level 3.

Other investments: FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

5. Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the years ended December 31, 2014, 2013 and 2012:

	DAC	VOBA	Total
Balance at January 1, 2012	$3,666.9	$685.4	$4,352.3
Deferrals of commissions and expenses	590.3	17.3	607.6
Amortization:
Amortization	(846.4)	(210.3)	(1,056.7)
Interest accrued(1)	243.6	90.8	334.4

Net amortization included in Consolidated Statements of Operations	(602.8)	(119.5)	(722.3)
Change in unrealized capital gains/losses on available-for-sale securities	(432.8)	(148.5)	(581.3)

Balance at December 31, 2012	3,221.6	434.7	3,656.3

Deferrals of commissions and expenses	395.8	13.7	409.5
Amortization:
Amortization	(669.0)	(98.1)	(767.1)
Interest accrued(1)	233.9	90.4	324.3

Net amortization included in Consolidated Statements of Operations	(435.1)	(7.7)	(442.8)
Change in unrealized capital gains/losses on available-for-sale securities	1,133.8	594.8	1,728.6

Balance at December 31, 2013	4,316.1	1,035.5	5,351.6

Deferrals of commissions and expenses	371.6	12.7	384.3
Amortization:
Amortization	(535.2)	(166.1)	(701.3)
Interest accrued(1)	233.8	88.2	322.0

Net amortization included in Consolidated Statements of Operations	(301.4)	(77.9)	(379.3)
Change in unrealized capital gains/losses on available-for-sale securities	(495.4)	(290.3)	(785.7)

Balance at December 31, 2014	$3,890.9	$680.0	$4,570.9

(1)	Interest accrued at the following rates for DAC: 0.5% to 7.4% during 2014, 0.8% to 7.4% during 2013 and 1.5% to 7.4% during 2012. Interest accrued at the following rates for VOBA: 3.1% to 7.5% during 2014, 3.0% to 7.5% during 2013 and 2.0% to 7.4% during 2012.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The estimated amount of VOBA amortization expense, net of interest, is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2015	$109.3
2016	85.1
2017	76.0
2018	68.7
2019	64.5

6. Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2014 and 2013:

	2014	2013
Future policy benefits:
Individual and group life insurance contracts	$8,421.5	$8,253.9
Guaranteed benefits on annuity contracts, and payout contracts with life contingencies	6,336.2	4,931.7
Accident and health	933.5	912.8

Total	$15,691.2	$14,098.4

Contract owner account balances:
GICs	$1,512.6	$2,581.9
Universal life-type contracts	17,032.9	16,851.5
Fixed annuities and payout contracts without life contingencies	37,201.8	37,563.5
Fixed-indexed annuities	13,572.2	12,911.4

Total	$69,319.5	$69,908.3

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

In addition, the Company’s Stabilizer and MCG products have guaranteed credited rates. Credited rates are set either quarterly or annually. Most contracts have a zero percent minimum credited rate guarantee, although some contracts have minimum credited rate guarantees up to 3% and allow the contract holder to select either the market value of the account or the book value of the account at termination. The book value of the account is equal to deposits plus interest, less any withdrawals. The fair value is estimated using the income approach.

Voya Financial, Inc.

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

The Company’s major source of income from guaranteed benefit features is the base contract mortality, expense and guaranteed death and living benefit rider fees charged to the contract owner, less the costs of administering the product and providing for the guaranteed death and living benefits.

The Company’s retail variable annuity contracts offer one or more of the following guaranteed death and living benefits:

Guaranteed Minimum Death Benefits (GMDB)

•	Standard: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the premiums paid by the customer, adjusted for withdrawals.

•	Ratchet: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Standard or (2) the maximum policy anniversary (or quarterly) value of the variable annuity, adjusted for withdrawals.

•	Rollup: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the aggregate premiums paid by the contract owner, with interest at the contractual rate per annum, adjusted for withdrawals. The Rollup may be subject to a maximum cap on the total benefit.

•	Combo: Guarantees that, upon the death of the individual specified in the policy, the death benefit will be no less than the greater of (1) Ratchet or (2) Rollup.

Guaranteed Minimum Living Benefits

Guaranteed Minimum Income Benefit (GMIB): Guarantees a minimum income payout, exercisable only on a contract anniversary on or after a specified date, in most cases 10 years after purchase of the GMIB rider. The income payout is determined based on contractually established annuity factors multiplied by the benefit base. The benefit base equals the premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7% or 6% depending on the version of the benefit) and ratchet frequency subject to maximum caps which vary by product version (200%, 250% or 300% of initial premium).

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL): Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Guaranteed Minimum Accumulation Benefit (GMAB): Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. The Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

The following assumptions and methodologies were used to determine the guaranteed reserves for retail variable annuity contracts as of December 31, 2014 and 2013:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance	GMDB: The mean investment performance varies by fund group. In general, the Company groups separate account returns into 6 fund groups, and generate stochastic returns for each of these fund groups. The overall blended mean separate account return is 8.1%. The general account fixed portion is a small percentage of the overall total.

GMIB: The overall blended mean is 8.1% based on a single fund group.

GMAB/GMWB/GMWBL: Zero rate curve.

Volatility	GMDB: 15.8% for 2014 and 2013.

GMIB: 15.8% for 2014 and 2013.

GMAB/GMWB/GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses the Annuity 2000 basic table with mortality improvement through 2014, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB/GMIB: 5.5% for 2014 and 2013.

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

The calculation of the GMDB, GMIB, GMAB, GMWB and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed living benefit feature.

The liabilities for UL and VUL contracts, as well as variable annuity contracts containing guaranteed minimum death and living benefits, are recorded in separate account liabilities as follows as of December 31, 2014 and 2013. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2014, 2013 and 2012:

	Variable Life and Universal Life	GMDB	GMAB/ GMWB	GMIB	GMWBL	Stabilizer and MCGs(1)
Separate account liability at December 31, 2014	$557.6	$40,629.8	$775.2	$14,014.9	$15,788.3	$38,012.3

Separate account liability at December 31, 2013	$563.1	$44,239.7	$940.6	$15,894.1	$16,516.8	$36,858.1

Additional liability balance:
Balance at January 1, 2012	$1,507.2	$530.3	$128.2	$1,290.2	$2,144.0	$221.0
Incurred guaranteed benefits	512.6	89.2	(42.7)	(5.4)	(193.5)	(119.0)
Paid guaranteed benefits	(348.6)	(118.8)	(0.6)	(38.7)	—	—

Balance at December 31, 2012	1,671.2	500.7	84.9	1,246.1	1,950.5	102.0

Incurred guaranteed benefits	442.5	(59.5)	(52.7)	(144.6)	(1,073.3)	(102.0)
Paid guaranteed benefits	(369.2)	(90.5)	(0.5)	(32.1)	—	—

Balance at December 31, 2013	1,744.5	350.7	31.7	1,069.4	877.2	—

Incurred guaranteed benefits	626.8	112.0	4.9	262.6	673.6	102.9
Paid guaranteed benefits	(402.1)	(74.5)	(0.7)	(175.8)	—	—

Balance at December 31, 2014	$1,969.2	$388.2	$35.9	$1,156.2	$1,550.8	$102.9

(1)	The Separate account liability at December 31, 2014 and 2013 includes $29.7 billion and $28.7 billion, respectively, of externally managed assets, which are not reported on the Company’s Consolidated Balance Sheets.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $19.7 and $35.1, as of December 31, 2014 and 2013, respectively. The additional liability is recorded in Future policy benefits on the Consolidated Balance Sheets.

The net amount at risk for the GMDB, GMAB and GMWB benefits is equal to the guaranteed value of these benefits in excess of the account values.

The net amount at risk for the GMIB and GMWBL benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts were as follows as of December 31, 2014 and 2013:

	December 31, 2014
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/ GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$40,629.8	$775.2	$14,014.9	$15,788.3
Net amount at risk, net of reinsurance	$5,048.3	$16.9	$2,360.7	$1,324.6
Weighted average attained age	70	71	63	66

	December 31, 2013
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/ GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$44,239.7	$940.6	$15,894.1	$16,516.8
Net amount at risk, net of reinsurance	$5,074.2	$20.4	$1,681.8	$452.3
Weighted average attained age	70	70	62	66

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values.

The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
Universal and Variable Life Contracts:
Account value (general and separate account)	$3,335.1	$—	$3,307.6	$—
Net amount at risk, net of reinsurance	$16,851.1	$—	$17,039.6	$—
Weighted average attained age	61	—	60	—

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Equity securities (including mutual funds):
Equity funds	$31,054.7	$34,084.4
Bond funds	4,684.6	5,186.4
Balanced funds	5,461.3	5,438.2
Money market funds	671.2	812.3
Other	136.3	141.2

Total	$42,008.1	$45,662.5

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2014 and 2013, was $8.3 billion and $8.1 billion, respectively.

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

As of December 31, 2014, the Company had $7.1 billion of net unaffiliated reinsurance recoverables, of which $2.5 billion, or 35.2%, were due from the Company’s largest unaffiliated reinsurer, Hannover Re. As of December 31, 2013, the Company had $6.7 billion of net unaffiliated reinsurance recoverables, of which $2.4 billion, or 35.8%, were due from Hannover Re. Of the total amounts due from Hannover Re, $2.4 billion were fully secured as of December 31, 2014 and 2013, respectively.

Information regarding the effect of reinsurance is as follows as of December 31, 2014 and 2013:

	2014
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$98.0	$393.1	$(444.4)	$46.7
Reinsurance recoverable	—	—	7,116.9	7,116.9

Total	$98.0	$393.1	$6,672.5	$7,163.6

Liabilities
Future policy benefits and contract owner account balances	$81,296.8	$3,713.9	$(7,116.9)	$77,893.8
Liability for funds withheld under reinsurance agreements	1,159.6	—	—	1,159.6

Total	$82,456.4	$3,713.9	$(7,116.9)	$79,053.4

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2013
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$93.5	$356.7	$(374.6)	$75.6
Reinsurance recoverable	—	—	6,702.2	6,702.2

Total	$93.5	$356.7	$6,327.6	$6,777.8

Liabilities
Future policy benefits and contract owner account balances	$80,315.6	$3,691.1	$(6,702.2)	$77,304.5
Liability for funds withheld under reinsurance agreements	1,181.5	—	—	1,181.5

Total	$81,497.1	$3,691.1	$(6,702.2)	$78,486.0

Information regarding the effect of reinsurance is as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Premiums:
Direct premiums	$2,891.0	$2,184.1	$2,084.0
Reinsurance assumed	1,238.3	1,233.0	1,303.6
Reinsurance ceded	(1,502.9)	(1,460.8)	(1,526.5)

Net premiums	$2,626.4	$1,956.3	$1,861.1

Fee income:
Gross fee income	$3,637.3	$3,671.4	$3,520.7
Reinsurance ceded	(4.8)	(5.1)	(5.3)

Net fee income	$3,632.5	$3,666.3	$3,515.4

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$6,159.4	$4,786.9	$5,205.5
Reinsurance assumed	1,267.3	1,221.9	1,153.4
Reinsurance ceded(1)	(1,488.8)	(1,511.0)	(1,497.3)

Net interest credited and other benefits to contract owners / policyholders	$5,937.9	$4,497.8	$4,861.6

(1)	Includes $435.4, $414.8 and $399.7 for amounts paid to reinsurers in connection with the Company’s UL contracts for the years ended December 31, 2014, 2013 and 2012, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation (“Lincoln”) for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $1.9 billion and $2.0 billion as of December 31, 2014 and 2013, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Effective January 1, 2009, the Company executed a Master Asset Purchase Agreement (the “MPA”) with respect to its individual reinsurance business with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited and Scottish Re (Dublin) Limited (collectively, “Scottish Re”) and Hannover Re. Pursuant to the MPA, the Company recaptured business then-reinsured to Scottish Re, and immediately ceded 100% of such business to Hannover Re on a modified coinsurance, funds withheld, and coinsurance basis, which resulted in no gain or loss. The Company will remain obligated to maintain collateral for certain reserve requirements of the business transferred from the Company to Hannover Re for the duration of such reserve requirements, until the underlying reinsurance contracts are novated to Hannover Re, or Hannover Re puts into place its own collateral for such reserve requirements. Effective October 1, 2013, on a 32% quota share basis, the Company recaptured a portion of the business from HLRI and retroceded the recaptured business to Hannover US. As a result, the Company’s collateral requirement was reduced to $2.3 billion as of December 31, 2013. The Company’s remaining collateral requirement as of December 31, 2014 was $2.4 billion. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.5 billion and $2.4 billion as of December 31, 2014 and 2013, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement.

Effective October 1, 2014, the Company disposed of an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., (“RGA”) under an indemnity reinsurance arrangement (the “Term Life Coinsurance Agreement”) for $448.1. Under the terms of the Term Life Coinsurance Agreement, RGA contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders.

The Company recognized a loss of $89.4, composed of $32.8 in Other net realized capital gains on assets included in the transaction, $11.4 in Other-than-temporary impairments related to intent and $110.8 of transaction and ongoing expenses, recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2014. As of December 31, 2014, the Reinsurance recoverable on the Consolidated Balance Sheets related to the Term Life Coinsurance Agreement was $461.3.

9. Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2014 and 2013, the Company had $31.1 in goodwill, which was related to the Investment Management segment. There is no accumulated impairment balance associated with this goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

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

Voya Financial, Inc.

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

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2014			December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550.0	$394.2	$155.8	$550.0	$366.7	$183.3
Customer relationship lists	20 years	115.8	50.0	65.8	115.8	41.9	73.9
Computer software	3 years	500.5	468.8	31.7	485.3	449.9	35.4

Total intangible assets		$1,166.3	$913.0	$253.3	$1,151.1	$858.5	$292.6

Amortization expense related to intangible assets was $54.6, $51.7 and $53.7 for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2015	$44.8
2016	38.9
2017	30.4
2018	27.5
2019	27.5
Thereafter	18.3

Amortization of intangibles assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

10. Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees principally under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “2013 Omnibus Plan”), which the Company adopted in connection with the IPO. At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2014, common stock reserved and available for issuance under the 2013 Omnibus Plan was 239,359 shares.

On May 28, 2014, the Company’s Board of Directors adopted, subject to shareholder approval, the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (“the 2014 Omnibus Plan”). Shareholder approval for the

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2014 Omnibus Plan was subsequently obtained on July 30, 2014. The 2014 Omnibus Plan is substantially the same as the 2013 Omnibus Plan, except for certain changes intended to provide for the opportunity for performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m)(1), of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2014, common stock reserved and available for issuance under the 2014 Omnibus Plan was 17,800,000 shares.

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the “Omnibus Plans”) each permit the granting of a wide range of equity-based awards, including restricted stock units (“RSUs”), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”) awards, which are RSUs subject to certain time- and performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the 2013 Omnibus Plan included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the year ended December 31, 2014, the Company awarded only RSUs and PSUs under the 2013 Omnibus Plan. PSUs awarded during the year ended December 31, 2014 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance condition. The establishment and the achievement of performance objectives are determined and approved by the Committee. These RSUs and PSUs vest no earlier than one year from the date of the award and no later than four years from the date of the award. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.

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

As of December 31, 2014, there were no stock options issued or outstanding under the Omnibus Plans.

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

Due to (1) the completion of the Secondary Offering in 2013 and the ending of the related underwriters’ lockup period in January 2014, (2) the March 2014 Offering, (3) the September 2014 Offering and (4) the November

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2014 Offering 952,528 RSUs vested during the year ended December 31, 2014. An additional 70,880 RSUs—Deal Incentive Awards, each with a grant date fair value of $30.03, will proportionately vest and be recognized as compensation cost upon further sales of Company stock by ING Group.

Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (“2013 Director Plan”), which the Company adopted in connection with the IPO. A total of 88,000 shares of Company common stock were initially reserved and available for issuance under the 2013 Director Plan. On May 28, 2014, the Company’s Board of Directors adopted, subject to shareholder approval, amendments to the 2013 Director Plan that increased the number of shares of Company common stock reserved and available for issuance under the 2013 Director Plan to 288,000. Shareholder approval for these amendments was subsequently obtained on July 30, 2014. The material terms of the 2013 Director Plan are substantially consistent with the material terms of the 2013 Omnibus Plan described above.

Non-Employee Director Service Grants: During the year ended December 31, 2014, the Company granted 13,404 RSUs to certain non-employee directors serving on the Board. These awards vest half on the second anniversary of the grant date, and one-quarter vest on the third and fourth anniversaries of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as service on the Board is terminated.

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

The Company provides certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan are designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards are granted in the form of phantom RSUs and phantom PSUs, each of which is designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of December 31, 2014, the Company had 171,620 phantom RSUs and 92,495 phantom PSUs, respectively, outstanding to its employees.

ING Group Equity-Based Plans

Prior to the IPO, employees of the Company received equity-based compensation in the form of ING Group equity awards, pursuant to equity compensation plans adopted by ING Group. These plans included:

Long-term Sustainable Performance Plan: In 2012 and 2013, employees of the Company received ING Group-based equity awards under the Long-Term Sustainable Performance Plan (“LSPP”) of ING Group. LSPP awards made to Company employees are settled by delivery of ING Group American Depository Receipts (“ADRs”).

LSPP awards provided to the Company’s employees in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan. Outstanding awards made 2012 were not converted. The PSUs were considered granted upon the establishment and communication of the performance measures for the applicable performance period by the Committee, which is generally carried out during the first quarter of each year, although awards in respect of the 2013 performance year were not granted until the second quarter of that year.

Voya Financial, Inc.

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

Equity Compensation Plan awards provided to the Company’s employees in 2012 remain outstanding and are subject to a three-year vesting period, provided that the participant is still employed by the Company on the relevant vesting date.

Compensation Cost

The Company measures the cost of the share-based awards at their grant date fair value, based upon the market value of the stock, and recognizes that cost over the vesting period. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the granting of PSUs, RSUs and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations.

The liability related to the awards made under the Phantom Plan is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the year ended, December 31, 2014 was immaterial.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes pre-tax share-based compensation costs, which includes costs related to awards granted under the 2013 Omnibus Plan, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Year Ended December 31,
	2014	2013	2012(2)
RSUs(1)	$45.4	$24.2	$24.4
RSUs—Deal incentive awards	8.5	29.5	—
PSU awards(1)	60.1	40.6	36.8
Stock options	—	0.8	5.2
Phantom Plans	4.2	—	—

Total	118.2	95.1	66.4

Income tax benefit(3)	41.4	—	—

Share-based compensation	$76.8	$95.1	$66.4

(1)	This table includes compensation costs of $6.9 and $14.9 of ING Group RSUs, respectively, for the years ended December 31, 2014 and 2013. In addition, compensation costs of $30.6 and $24.5 of ING Group LSPP PSU awards, respectively, for the years ended December 31, 2014 and 2013 are included as well.
(2)	All compensation costs recognized during the period December 31, 2012 represent the Company’s allocated portion of ING Group share-based compensation plans and ING Group stock option plans.
(3)	The Company recognized no income tax benefit due to valuation allowances for the periods 2012 and 2013. See the Income Taxes Note to these Consolidated Financial Statements for additional information.

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the periods indicated:

	RSUs		RSUs—Deal Incentive Awards			PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1.6	$19.15	0.8		$19.50	0.5	$28.06
Adjusted for PSU performance factor	N/A	N/A	N/A		N/A	0.3	28.27
Granted	1.8	37.02	0.2		29.83	0.7	36.98
Vested	(0.1)	21.05	(1.0)		21.15	(0.8)	28.30
Forfeited	(0.1)	29.53	—	*	—	(0.1)	35.35

Outstanding at December 31, 2014	3.2	$28.80	—	(2)	$—	0.6	$37.01

Awards expected to vest as of December 31, 2014	3.2	$28.80	—		$—	0.6	$37.01

*	Less than 0.1
(1)	Based upon performance through December 31, 2014, recipients of performance awards would be entitled to 133.0% of shares at the vesting date. The performance awards are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(2)	Excludes 70,880 of RSUs—Deal Incentive Awards granted in 2013 that proportionally vest upon sales of the Company’s stock by ING Group.

	RSUs	RSUs—Deal Incentive Awards(1)	PSU Awards
Unrecognized compensation cost	$47.7	$—	$4.7
Expected remaining weighted-average period of expense recognition (in years)	1.67	—	0.23

(1)	Excludes 70,880 of RSUs—Deal Incentive Awards granted in 2013 that proportionally vest upon sales of the Company’s stock by ING Group.

The total grant date fair value of shares vested for the year ended December 31, 2014 was $2.8, $20.2 and $22.9 for RSUs, RSUs—Deal Incentive Awards and PSU awards, respectively.

ING Group Awards Outstanding
(awards in millions)	Stock Options	RSUs	PSU Awards
Year Ended December 31, 2014	13.4	1.3	1.4
Year Ended December 31, 2013	16.3	3.2	2.5
Year Ended December 31, 2012	19.7	6.1	8.5
2014 Unrecognized compensation cost	$—	$0.5	$4.6
2014 Expected remaining weighted-average period of expense recognition (in years)	—	0.37	0.24
11. Shareholders’ Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, December 31, 2011(1)	230.1	0.1	230.0
Common Shares issued	—	—	—
Common Shares acquired—share repurchase	—	—	—
Share-based compensation programs	—	—	—

Balance, December 31, 2012	230.1	0.1	230.0
Common Shares issued	30.8	—	30.8
Common Shares acquired—share repurchase	—	—	—
Share-based compensation programs	0.9	—	0.9

Balance, December 31, 2013	261.8	0.1	261.7
Common Shares issued	—	—	—
Common Shares acquired—share repurchase	—	21.2	(21.2)
Share-based compensation programs	1.9	0.5	1.4

Balance, December 31, 2014	263.7	21.8	241.9

(1)	Share amounts give retroactive effect to the 2,295.248835-for-1 shares split effected on April 11, 2013.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Share Repurchase Program

Direct Share Repurchase Program

On March 13, 2014, the Company’s Board of Directors authorized a share repurchase program (the “Direct Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common shares through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions or tender offers. The initial authorization under the Direct Share Repurchase Program permitted the repurchase of a number of shares of the Company’s common shares having an aggregate repurchase price not exceeding $300.0.

On July 31, 2014, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $500.0. On February 5, 2015, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $750.0, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. The authorization under the Direct Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

During the year ended December 31, 2014, the Company repurchased 19,447,847 shares of its common shares from ING Group for an aggregate purchase price of $725.0 in a series of transactions.

Each of the repurchases was authorized by a special committee of the Board of Directors consisting solely of independent and disinterested directors (the “Independent Committees”), which were committees formed for the sole purpose of considering the applicable repurchase transaction. The Independent Committees retained independent financial and legal advisors for purposes of their deliberations.

The Company also repurchased 1,125,558 shares of its common shares in open market transactions for an aggregate purchase price of $39.4 and 655,457 shares of its common shares under an accelerated share repurchase arrangement for an aggregate purchase price of $25.0. During the year ended December 31, 2013, the Company did not repurchase any shares of its common shares.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury shares, shares of common shares in respect of tax withholding obligations associated with such vesting. For the year ended December 31, 2014, the Company increased its treasury shares by 470,001 shares in connection with such withholding activities.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company’s common shares equal in the aggregate to 9.99% of the issued and outstanding shares of common shares at that date. The current exercise price of the warrants is $48.75 per share of common shares, subject to adjustments, including for shares dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable (subject to the limitation stated below with respect to ING Group and its affiliates) starting on the first anniversary of the completion of the IPO (May 7, 2014) and expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends.

The warrants are not exercisable by ING Group or any of its affiliates before January 1, 2017, but are exercisable in accordance with their terms before January 1, 2017 by holders other than ING Group or its affiliates, if any.

Earnings Per Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
	2014	2013	2012(1)
Earnings
Net income (loss) available to common shareholders
Net income (loss)	$2,537.4	$790.6	$611.2
Less: Net income (loss) attributable to noncontrolling interest	237.7	190.1	138.2

Net income (loss) available to common shareholders	$2,299.7	$600.5	$473.0

Weighted-average common shares outstanding
Basic	253.1	250.6	230.0
Dilutive Effects:(2)
RSUs	1.3	0.6	—
RSUs—Deal incentive awards	0.3	0.4	—
PSU awards	0.4	0.2	—

Diluted	255.1	251.8	230.0

Net income (loss) per common share
Basic	$9.09	$2.40	$2.06
Diluted	9.02	2.38	2.06

(1)	Per-share amounts give retroactive effect to the 2,295.248835-to-1 shares split effected on April 11, 2013.
(2)	For the years ended December 31, 2014 and 2013, weighted average shares used for calculating earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to “out of the moneyness” in the periods presented.

Dividends to Common Shareholders

The declaration and payment of common shares dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company’s overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Voya Financial, Inc.’s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described in the Financing Agreements Note to these Consolidated Financial Statements, on the payment of dividends by the Company.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The table below summarizes dividend declarations, record and payment dates, as well as per share dividend amounts, for the common shares for the year ended December 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 6, 2014	February 28, 2014	March 31, 2014	$0.01
May 28, 2014	June 9, 2014	June 30, 2014	$0.01
July 31, 2014	August 29, 2014	September 30, 2014	$0.01
October 30, 2014	November 28, 2014	December 30, 2014	$0.01

12. Insurance Subsidiaries

Principal Insurance Subsidiaries Statutory Equity and Income

Each of Voya Financial, Inc.’s four principal insurance subsidiaries (the “Principal Insurance Subsidiaries”) is subject to minimum risk-based capital (“RBC”) requirements established by the insurance departments of their respective states of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital (“TAC”), as defined by the National Association of Insurance Commissioners (“NAIC”), to authorized control level RBC, as defined by the NAIC. Each of the Company’s Principal Insurance Subsidiaries exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company’s Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company’s state of domicile, the entire amount or a portion of an insurance company’s asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2014, 2013 and 2012, the Principal Insurance Subsidiaries have no material prescribed or permitted practices that impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2014, 2013 and 2012, statutory capital and surplus as of December 31, 2014 and 2013 and minimum capital requirements as of December 31, 2014 of the Company’s Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus		Minimum Capital Requirements(1)
	2014	2013	2012	2014	2013	2014
Subsidiary Name (State of Domicile):
Voya Insurance and Annuity Company (IA)	$335.6	$(55.8)	$(9.1)	$2,119.4	$1,941.6	$5.0
Voya Retirement Insurance and Annuity Company (CT)	321.7	175.2	261.6	2,007.9	2,010.8	3.0
Security Life of Denver Insurance Company (“SLD”) (CO)	141.6	(0.1)	(129.8)	1,128.8	1,034.0	1.5
ReliaStar Life Insurance Company (“RLI”) (MN)	103.9	215.9	(155.3)	1,944.7	1,942.5	4.5

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(1)	The insurance statutes of the respective state of domicile for the Company’s Principal Insurance Subsidiaries set forth specific minimum capital requirements.

Insurance Subsidiaries Dividend Restrictions

The states in which the insurance subsidiaries of Voya Financial, Inc. are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends to their parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or “extraordinary” dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend.

Under the insurance laws applicable to Voya Financial, Inc.’s subsidiaries domiciled in Connecticut, Indiana, Iowa and Minnesota, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of the preceding December 31, or (ii) the insurer’s net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an “extraordinary dividend” or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer’s policyholder surplus as of the preceding December 31, or (ii) the insurer’s net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York’s statutory definition of “extraordinary” dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (i) 10% of policyholder’s surplus for the twelve-month period ending the preceding December 31, or (ii) the insurer’s net gain from operations for the twelve-month period ending the preceding December 31, not including realized capital gains. In addition, under the insurance laws of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

Principal Insurance Subsidiaries—Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company’s Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
	2015		2014		2013
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$394.1	(4)	$216.3	(2)	$—
Voya Retirement Insurance and Annuity Company (CT)	321.8	(5)	371.4	(3)	264.1	(1)
Security Life of Denver Insurance Company (CO)	111.6	(6)	32.5	(2)	—
ReliaStar Life Insurance Company (MN)	194.2	(4)	194.0	(2)	—

(1)	$264.1 could have been paid without approval after June 26, 2013. $174.0 was paid on May 8, 2013 as an extraordinary distribution. $90.0 was paid as an ordinary dividend on December 9, 2013.
(2)	These could have been paid as ordinary dividends after May 8, 2014. $32.0 was paid as an ordinary dividend on June 24, 2014. $409.0 was paid as ordinary dividends on May 19, 2014.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(3)	$281.4 could have been paid as ordinary dividends after May 8, 2014. $90.0 could have been paid as ordinary dividends after December 9, 2014. $281.0 was paid as an ordinary dividend on May 19, 2014. $90.0 was paid as an ordinary dividend on December 22, 2014.
(4)	These can be paid as ordinary dividends after May 19, 2015.
(5)	$231.8 can be paid as ordinary dividends after May 19, 2015. $90.0 can be paid as ordinary dividends after December 22, 2015.
(6)	This can be paid as ordinary dividends after June 24, 2015.

The following table summarizes dividends and return of capital distributions paid by each of the Company’s Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Return of Capital Distributions
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)(1)	$216.0	$—	$—	$230.0
Voya Retirement Insurance and Annuity Company (CT)(2)	371.0	264.0	—	—
Security Life of Denver Insurance Company (CO)(3)	32.0	—	—	447.0
ReliaStar Life Insurance Company (MN)(4)	193.0	—	—	583.0

(1)	In May 2014, Voya Insurance and Annuity Company (“VIAC”), formerly known as ING USA, paid a $216.0 ordinary dividend. Iowa Insurance Division approved VIAC’s 2013 return of capital distribution.
(2)	In May 2014, Voya Retirement Insurance and Annuity Company (“VRIAC”), formerly known as ING Life Insurance and Annuity Company, paid a $281.0 ordinary dividend. In December 2014, VRIAC paid a $90.0 ordinary dividend. Connecticut Insurance Department approved VRIAC’s $174.0 extraordinary dividend as part of the May 8, 2013 extraordinary distribution. In December 2013, VRIAC paid a $90.0 ordinary dividend.
(3)	In June 2014, SLD paid a $32.0 ordinary dividend. Colorado Insurance Division approved SLD’s 2013 return of capital distribution.
(4)	In May 2014, RLI paid a $193.0 ordinary dividend. Minnesota Insurance Division approved RLI’s 2013 return of surplus distribution.

On May 2, 2014, Voya Financial, Inc.’s Principal Insurance Subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $690.0, which were paid on May 19, 2014. On June 9, 2014, Voya Financial, Inc.’s Principal Insurance Subsidiary domiciled in Colorado declared an ordinary dividend in the aggregate amount of $32.0, which was paid on June 24, 2014. On November 20, 2014 Voya Financial, Inc.’s Principal Insurance Subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $90.0, which was paid on December 22, 2014.

In March and April 2013, in response to requests made in 2012 and refreshed in 2013, Voya Financial, Inc.’s Principal Insurance Subsidiaries domiciled in Colorado, Connecticut, Iowa and Minnesota received approvals or notices of non-objection, as the case may be, from their respective domiciliary insurance regulators to make extraordinary distributions to Voya Financial, Inc. or Voya Holdings, Inc., a wholly owned subsidiary of Voya Financial, Inc., in the aggregate amount of $1.4 billion, contingent upon completion of the IPO and the use of the extraordinary distribution funds solely for Company operations. The approved distributions of $1.4 billion were made on May 8, 2013.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In addition, on May 8, 2013, the Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each reset, on a one-time basis, their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These permitted practices have no impact on total capital and surplus of these insurance subsidiaries and were recorded in each of their respective second quarter 2013 statutory financial statements. See Management’s Discussion and Analysis of Financial Condition and Results of Operations Restrictions-Liquidity and Capital Resources-Dividends and Returns of Capital from Subsidiaries in Part II, Item 7. of this Annual Report on Form 10-K.

Captive Reinsurance Subsidiaries

Voya Financial, Inc.’s special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri (collectively referred to as the “captive reinsurance subsidiaries”) provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Each of the captive reinsurance subsidiaries in operation as of December 31, 2014 is a wholly owned direct or indirect subsidiary of one of the Principal Insurance Subsidiaries or Voya Holdings Inc. Each of the captive reinsurance subsidiaries is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, the state of domicile and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of letters of credit and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $1,185.0 and $1,612.0 as of December 31, 2014 and 2013, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $552.5 and $616.6 as of December 31, 2014 and 2013, respectively.

The Company’s Arizona captive, SLDI, provides reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. On December 20, 2013, SLDI re-domesticated from the Cayman Islands to the State of Arizona. Arizona state insurance statutes and regulations require SLDI to file financial statements with the Arizona Department of Insurance (“ADOI”) and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on SLDI’s Shareholder’s equity as of as of December 31, 2014 and 2013. In addition, SLDI has obtained approval from the ADOI for certain permitted practices, including taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI’s Shareholder’s equity by $482.0 and $490.6 as of December 31, 2014 and 2013, respectively, but has no effect on the Company’s consolidated Total shareholders’ equity.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, SLDI may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the ADOI, which includes a minimum capital requirement. SLDI does not expect to make any dividend payments during calendar year 2015.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

13. Employee Benefit Arrangements

Pension, Other Postretirement Benefit Plans and Other Benefit Plans

Voya Financial, Inc.’s subsidiaries maintain both qualified and non-qualified defined benefit pension plans (the “Plans”). These plans generally cover all employees and certain sales representatives who meet specified eligibility requirements. Pension benefits are based on a formula using compensation and length of service of employees at retirement. Annual contributions are paid to the Plans at a rate necessary to adequately fund the accrued liabilities of the Plans calculated in accordance with legal requirements. The Plans comply with applicable regulations concerning investments and funding levels.

Effective September 8, 2014, a plan amendment was approved changing the Plan’s name from the ING U.S. Retirement Plan to the Voya Retirement Plan (the “Retirement Plan”). The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay (“FAP”) formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company. For participants in the Retirement Plan as of December 31, 2011, there was a two-year transition period from the Retirement Plan’s current FAP formula to the cash balance pension formula which ended December 31, 2013.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $272.3 and $271.6 as of December 31, 2014 and 2013, respectively.

Voya Financial, Inc.’s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company’s defined benefit pension and postretirement healthcare benefit plans for the years ended December 31, 2014 and 2013:

	Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligations, January 1	$1,995.0	$2,229.6	$36.7	$45.3
Service cost	26.8	45.3	—	—
Interest cost	96.2	88.3	1.5	1.7
Plan participants’ contribution	—	—	0.1	0.1
Net actuarial (gains) losses	418.7	(277.9)	(3.7)	(7.2)
Benefits paid	(83.9)	(90.3)	(3.5)	(3.2)

Benefit obligations, December 31	2,452.8	1,995.0	31.1	36.7

Change in plan assets:
Fair value of plan net assets, January 1	1,556.8	1,371.7	—	—
Actual return on plan assets	156.6	221.1	—	—
Employer contributions	28.2	54.3	3.4	3.1
Plan participants’ contributions	—	—	0.1	0.1
Benefits paid	(83.9)	(90.3)	(3.5)	(3.2)

Fair value of plan net assets, December 31	1,657.7	1,556.8	—	—

Unfunded status at end of year(1)	$(795.1)	$(438.2)	$(31.1)	$(36.7)

(1)	Funded status is not indicative of the Company’s ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with Employee Retirement Income Security Act (“ERISA”) regulations.

The following table summarizes amounts recognized on the Consolidated Balance Sheets and in AOCI were as follows as of December 31, 2014 and 2013:

	Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(795.1)	$(438.2)	$(31.1)	$(36.7)

Net amount recognized	$(795.1)	$(438.2)	$(31.1)	$(36.7)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$(42.2)	$(52.6)	$(21.6)	$(24.9)
Tax effect	14.8	18.4	7.6	8.7

Accumulated other comprehensive (income) loss, net of tax	$(27.4)	$(34.2)	$(14.0)	$(16.2)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes information for pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2014 and 2013:

	Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Projected benefit obligation	$2,452.8	$1,995.0	$31.1	$36.7
Accumulated benefit obligation	2,449.0	1,994.8	N/A	N/A
Fair value of plan assets	1,657.7	1,556.8	—	—

Components of Periodic Net Benefit Cost

Net periodic pension cost and net periodic other postretirement benefit plan cost consist of the following:

•	Service Cost: Service cost represents the increase in the projected benefit obligation as a result of benefits payable to employees on service rendered during the current year.

•	Interest Cost (on the Liability): Interest cost represents the increase in the amount of projected benefit obligation at the end of each year due to the time value adjustment.

•	Expected Return on Plan Assets: Expected return on plan assets represents the anticipated return earned by the pension fund assets in a given year.

•	Net Loss (Gain) Recognition: Actuarial gains and losses occur as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial losses (gains) on the qualified and nonqualified retirement plans as well as the other postretirement benefit plans.

•	Amortization of Prior Service Cost: This cost represents the recognition of increases or decreases in Pension and other postretirement provisions on the Consolidated Balance Sheets as a result of changes in plans or initiation of new plans. The increases or decreases in obligation are recognized in AOCI at the time of the particular amendment. The costs are then amortized to Operating expenses in the Consolidated Statements of Operations over the expected service years of the covered employees.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit costs recognized in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) were as follows for the years ended December 31, 2014, 2013 and 2012:

	Pension Plans			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$26.8	$45.3	$40.5	$—	$—	$—
Interest cost	96.2	88.3	90.2	1.5	1.7	1.7
Expected return on plan assets	(114.3)	(101.2)	(92.6)	—	—	—
Amortization of prior service cost (credit)	(10.4)	(10.4)	(11.1)	(3.4)	(3.4)	(3.4)
(Gain) loss recognized due to curtailments	—	—	(6.9)	—	—	—
Net (gain) loss recognition	376.4	(397.9)	170.0	(3.7)	(7.2)	1.9

Net periodic (benefit) costs	374.7	(375.9)	190.1	(5.6)	(8.9)	0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	10.4	10.4	11.1	3.4	3.4	3.4
The effect of any curtailment or settlement	—	—	6.9	—	—	—

Total recognized in AOCI	10.4	10.4	18.0	3.4	3.4	3.4

Total recognized in net periodic (benefit) costs and AOCI	$385.1	$(365.5)	$208.1	$(2.2)	$(5.5)	$3.6

The estimated prior service cost for the pension plans and other postretirement benefit plans are amortized from AOCI into net periodic (benefit) cost. Such amounts included in AOCI and expected to be recognized as components of periodic (benefit) cost in 2015 are as follows:

	Pension Plans	Other Postretirement Benefits
Amortization of prior service cost (credit)	$(10.4)	$(3.3)

Assumptions

The weighted-average assumptions used in determining benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.36%	4.95%	4.36%	4.95%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The weighted-average assumptions used in determining net benefit cost were as follows:

	Pension Plans			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.95%	4.05%	4.59%	4.95%	4.05%	4.75%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

The expected return on plan assets is updated at least annually using the calculated value approach, taking into consideration the Retirement Plan’s asset allocation, historical returns on the types of assets held in the Retirement Plan’s portfolio of assets (“the Fund”) and the current economic environment. Based on these factors, it is expected that the Fund’s assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and non-Voya investment manager fees paid from the Fund. For estimation purposes, it is assumed the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Plan, and the need for future cash contributions.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical rate, within the other postretirement benefit plans, is 7.40%, decreasing gradually to 7.09% over the next five years with an ultimate trend rate of 5.0%.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase		One Percentage Point Decrease
Effect on the aggregate of service and interest cost components	$—	*	$— *
Effect on accumulated postretirement benefit obligation	1.4		(1.2)

*	Less than $0.1.

Plan Assets

The Retirement Plan is the only defined benefit plan with plan assets in a trust. The primary financial objective of the Retirement Plan is to secure participant retirement benefits. As such, the key objective in the Retirement Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status (i.e. the ratio of market value of assets to liabilities). The investment strategy for the Fund balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the Fund in an effort to accomplish the Retirement Plan’s funding objectives. Desirable target allocations amongst identified asset classes are set and, within each asset class, careful consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by mandates and are measured against benchmarks. Consideration is given to balancing security concentration, investment style and reliance on particular active investment strategies, among other factors. The Company reviews its asset mix of the Fund on a regular basis. Generally, the pension committee of the Company will rebalance the Fund’s asset mix to the target mix as individual portfolios approach their minimum or maximum levels. However, the pension committee has the discretion to deviate from these ranges or to manage investment performance using different criteria.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Derivative contracts may be used for hedging purposes to reduce the Retirement Plan’s exposure to interest rate risk. Treasury futures are used to manage the interest rate risk in the Retirement Plan’s fixed maturity portfolio. The derivatives do not qualify for hedge accounting.

The following table summarizes the Company’s pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2014 and 2013:

	Actual Asset Allocation
	2014	2013
Equity securities:
Target allocation range	35%-55%	34%-67%
Large-cap domestic	27.5%	26.4%
Small/Mid-cap domestic	5.0%	5.9%
International commingled funds	11.6%	14.2%
Other	3.9%	4.6%

Total equity securities	48.0%	51.1%

Fixed maturities:
Target allocation range	30%-50%	30%-50%
U.S. Treasuries, short term investments, cash and futures	1.7%	10.0%
U.S. Government agencies and authorities	4.8%	3.8%
U.S. corporate, state and municipalities	31.7%	22.0%
Foreign securities	3.8%	3.1%
Residential mortgage-backed securities	— %	0.2%
Commercial mortgage-backed securities	0.1%	— %
Other asset-backed securities	— %	0.1%

Total fixed maturities	42.1%	39.2%

Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	5.0%	4.9%
Real estate	4.9%	4.8%

Total other investments	9.9%	9.7%

Total	100.0%	100.0%

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets as of December 31, 2014 by asset class were as follows:

	Level 1	Level 2	Level 3(1)	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$—	$—	$—	$—
Short-term investment fund(2)	—	26.5	—	26.5
U.S. Government securities	79.4	—	—	79.4
U.S. corporate, state and municipalities	0.7	525.2	—	525.9
Foreign securities	—	62.3	—	62.3
Residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securities	—	2.1	—	2.1
Other asset-backed securities	—	0.4	—	0.4

Total fixed maturities	80.1	616.5	—	696.6

Equity securities:
Large-cap domestic	455.6	—	—	455.6
Small/Mid-cap domestic	83.5	—	—	83.5
International commingled funds(3)	—	191.8	—	191.8
Limited partnerships(4)	—	—	65.2	65.2

Total equity securities	539.1	191.8	65.2	796.1

Other investments:
Real estate(5)	—	—	81.8	81.8
Limited partnerships(6)	—	—	82.1	82.1
Futures	1.1	—	—	1.1

Total other investments	1.1	—	163.9	165.0

Net, total pension assets	$620.3	$808.3	$229.1	$1,657.7

(1)	Level 3 net assets accounted for 13.8% of total net assets measured at fair value on a recurring basis.
(2)	This category includes common collective trust funds invested in the EB Temporary Investment Fund of The Bank of New York Mellon (“Short-term Investment Fund”). The Short-term Investment Fund is designed to provide a rate of return by investing in a full range of high-quality, short-term money market securities. Participant’s redemptions in the Short-term Investment Fund may be requested by 2 p.m. eastern standard time and are processed by the following day.
(3)	International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $93.3 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $98.5 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds’ maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(4)	Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $12.1 and Pantheon USA has a balance of $53.1. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2014, Pantheon Europe and Pantheon USA have unfunded commitments of $2.4 and $7.8, respectively, and there were no significant redemption restrictions.
(5)	UBS Trumbull Property Fund (“UBS”) uses the NAV to calculate fair value. UBS has a balance of $81.8 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core (“NFI_ODCE”) index over any given three-to-five-year period. The Fund’s real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(6)	Magnitude Institutional, Ltd. (“MIL”) has a balance of $82.1 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

The following table summarizes the fair values of the pension plan assets as of December 31, 2013 by asset class were as follows:

	Level 1	Level 2	Level 3(1)	Total
Assets
Fixed maturities, short term investments and cash:
Cash and cash equivalents	$1.5	$—	$—	$1.5
Short-term investment fund(2)	—	153.8	—	153.8
U.S. Government securities	58.4	—	—	58.4
U.S. corporate, state and municipalities	2.6	340.9	—	343.5
Foreign securities	—	48.6	—	48.6
Residential mortgage-backed securities	—	2.9	—	2.9
Commercial mortgage-backed securities	—	—	—	—
Other asset-backed securities	—	1.1	—	1.1

Total fixed maturities	62.5	547.3	—	609.8

Equity securities:
Large-cap domestic	412.0	—	—	412.0
Small/Mid-cap domestic	91.4	—	—	91.4
International commingled funds(3)	—	221.5	—	221.5
Limited partnerships(4)	—	—	71.4	71.4

Total equity securities	503.4	221.5	71.4	796.3

Other investments:
Real estate(5)	—	—	74.6	74.6
Limited partnerships(6)	—	—	76.1	76.1
Futures	—	—	—	—

Total other investments	—	—	150.7	150.7

Net, total pension assets	$565.9	$768.8	$222.1	$1,556.8

(1)	Level 3 net assets accounted for 14.3% of total net assets measured at fair value on a recurring basis.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

(2)	This category includes common collective trust funds invested in the Short-term Investment Fund. The Short-term Investment Fund is designed to provide a rate of return by investing in a full range of high-quality, short-term money market securities. Participants redemptions in the Short-term Investment Fund were the result of the normal course of business, the Trustee permitted redemptions in cash. In order to control liquidity and realized losses on the sale of securities in the Short-term Investment Fund, requests for cash redemptions were not permitted where participants desired to exit the Short-term investment fund.
(3)	International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $119.5 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $102.0 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem moneys from the funds on a monthly basis as of the first business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds’ maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(4)	Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $16.5 and Pantheon USA has a balance of $54.9. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2013, Pantheon Europe and Pantheon USA have unfunded commitments of $3.8 and $11.1, respectively, and there were no significant redemption restrictions.
(5)	UBS Trumbull Property Fund (“UBS”) uses the NAV to calculate fair value. UBS has a balance of $74.6 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the NFI_ODCE index over any given three-to-five-year period. The Fund’s real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period.
(6)	MIL has a balance of $76.1 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts.

As described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements, pension plan assets are categorized into a three-level fair value hierarchy based upon the inputs available in valuating each of the assets. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). The leveling hierarchy is applied to the pension plans assets as follows:

Cash and cash equivalents: The carrying amounts for cash and cash equivalents reflect the assets’ fair value. The fair values for cash and cash equivalents are determined based on quoted market prices. These assets are classified as Level 1.

Short-term Investment Funds: Short term investment funds are valued by investment managers and are reported as a NAV per share and are classified as Level 2. See subscript (2) in Fair Value Hierarchy table footnotes for a description of the fund’s redemption policies.

U.S. Government securities, corporate bonds and notes and foreign securities: Fair values for actively traded marketable bonds are determined based upon quoted market prices or dealer quotes and are classified as Level 1

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

assets. Corporate bonds, ABS and U.S. agency bonds use observable pricing method such as matrix pricing, market corroborated pricing or inputs such as yield curves and indices. These investments are classified as Level 2.

International Commingled Funds: Commingled funds are classified as Level 2 investments. These investments categorize alternative assets as Level 2 when there is an ability to redeem its investments with the investee at the NAV per share at the measurement date. If it is redeemable at a future date, the entity must consider the length of time in which the investment is redeemable in making the determination of the fair value hierarchy level. See subscript (3) in Fair Value Hierarchy table footnotes for description of the fund’s redemption policies.

Equity securities: Fair values are based upon a quoted market price determined in an active market and are included in Level 1. The valuations obtained from broker-dealers are non-binding.

Real estate: Real estate is based on unobservable inputs. The fair value used relies on the investment manager’s own assumptions and the use of appraisals. These investments are included in Level 3. The fair value of the investment in this category has been estimated using the NAV per share. See subscript (5) in Fair Value Hierarchy table footnotes for more information on real estate.

Limited partnerships: Limited partnerships are classified as Level 3 because of the investment manager’s use of unobservable inputs in its valuation assumptions. The fair value of the investments in this category has been estimated using the NAV per share. See subscript (6) in Fair Value Hierarchy table footnotes for more information on limited partnerships.

Derivatives: Futures contracts are based on unadjusted quoted prices from an active exchange and therefore, are classified as Level 1.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2014 and 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

The following table summarizes the change in fair value of the pension plan’s Level 3 assets and liabilities and transfers in and out of Level 3 for the years ended December 31, 2014 and 2013:

	2014
		Actual Return on Plan Assets			Issuances		Settlements	Transfers in to Level 3	Transfers out of Level 3
	Fair Value as of January 1	Held at Year-end	Sold During Year	Purchases		Sales				Fair Value as of December 31
Real estate	$74.6	$0.3	$—	$6.9	$—	$—	$—	$—	$—	$81.8
Limited partnerships	147.5	3.7	9.2	10.1	—	(23.2)	—	—	—	147.3

	$222.1	$4.0	$9.2	$17.0	$—	$(23.2)	$—	$—	$—	$229.1

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	2013
		Actual Return on Plan Assets			Issuances		Settlements	Transfers in to Level 3	Transfers out of Level 3
	Fair Value as of January 1	Held at Year-end	Sold During Year	Purchases		Sales				Fair Value as of December 31
Real estate	$67.4	$0.8	$—	$6.4	$—	$—	$—	$—	$—	$74.6
Limited partnerships	123.0	13.7	2.5	18.2	—	(9.9)	—	—	—	147.5

	$190.4	$14.5	$2.5	$24.6	$—	$(9.9)	$—	$—	$—	$222.1

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company’s pension and postretirement plans to be paid for the years indicated:

	Pension Benefits	Other Postretirement Benefits Gross
2015	$104.1	$2.7
2016	109.3	2.5
2017	114.5	2.3
2018	120.3	2.2
2019	125.4	2.1
2020-2024	703.8	9.6

The Company expects that it will make a cash contribution of approximately $79.0 to the qualified and non-qualified pension plans and approximately $2.7 to other postretirement plans in 2015.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya Financial Savings Plan and ESOP (the “Savings Plan”). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4 year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2014, 2013 and 2012 was $35.5, $37.2 and $34.4, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

14. Accumulated Other Comprehensive Income (Loss)

Shareholders’ equity included the following components of Accumulated Other Comprehensive Income (“AOCI”) as of the dates indicated:

	December 31,
	2014	2013	2012
Fixed maturities, net of OTTI	$5,844.8	$3,165.3	$7,863.0
Equity securities, available-for-sale	29.8	47.0	42.2
Derivatives	229.4	134.8	214.4
DAC/VOBA adjustment on available-for-sale securities	(1,840.7)	(1,055.0)	(2,783.6)
Sales inducements adjustment on available-for-sale securities	(75.1)	(58.1)	(147.4)
Other	(31.4)	(27.7)	(40.5)

Unrealized capital gains (losses), before tax	4,156.8	2,206.3	5,148.1
Deferred income tax asset (liability)	(1,094.5)	(407.6)	(1,496.8)

Net unrealized capital gains (losses)	3,062.3	1,798.7	3,651.3
Pension and other postretirement benefits liability, net of tax	41.4	50.4	59.4

AOCI	$3,103.7	$1,849.1	$3,710.7

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,693.0		$(946.8)	$1,746.2
Equity securities	(17.2)		6.0	(11.2)
Other	(3.7)		1.3	(2.4)
OTTI	40.0		(14.0)	26.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(53.5)		18.7	(34.8)
DAC/VOBA	(785.7	)(1)	275.0	(510.7)
Sales inducements	(17.0)		6.0	(11.0)

Change in unrealized gains/losses on available-for-sale securities	1,855.9		(653.8)	1,202.1

Derivatives:
Derivatives	102.0	(2)	(35.7)	66.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(7.4)		2.6	(4.8)

Change in unrealized gains/losses on derivatives	94.6		(33.1)	61.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.8	)(3)	4.8	(9.0)

Change in pension and other postretirement benefits liability	(13.8)		4.8	(9.0)

Change in Other comprehensive income (loss)	$1,936.7		$(682.1)	$1,254.6

(1)	See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2)	See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3)	See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	December 31, 2013
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,628.9)		$1,678.3 (4)	$(2,950.6)
Equity securities	4.8		(0.3)	4.5
Other	12.8		(4.5)	8.3
OTTI	48.0		(16.8)	31.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(116.8)		40.9	(75.9)
DAC/VOBA	1,728.6	(1)	(605.0)	1,123.6
Sales inducements	89.3		(31.3)	58.0

Change in unrealized gains/losses on available-for-sale securities	(2,862.2)		1,061.3	(1,800.9)

Derivatives:
Derivatives	(76.9	)(2)	27.0	(49.9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(2.7)		0.9	(1.8)

Change in unrealized gains/losses on derivatives	(79.6)		27.9	(51.7)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.8	)(3)	4.8	(9.0)

Change in pension and other postretirement benefits liability	(13.8)		4.8	(9.0)

Change in Other comprehensive income (loss)	$(2,955.6)		$1,094.0	$(1,861.6)

(1)	See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2)	See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3)	See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4)	Amount includes $65.6 release of valuation allowance. See the Income Taxes Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	December 31, 2012
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,653.8		$(907.7)	$1,746.1
Equity securities	9.0		(3.2)	5.8
Other	(7.3)		2.6	(4.7)
OTTI	52.2		(18.3)	33.9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(389.8)		132.5	(257.3)
DAC/VOBA	(581.3	)(1)	203.5	(377.8)
Sales inducements	(67.1)		23.5	(43.6)

Change in unrealized gains/losses on available-for-sale securities	1,669.5		(567.1)	1,102.4

Derivatives:
Derivatives	41.8	(2)	(14.6)	27.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	—		—	—

Change in unrealized gains/losses on derivatives	41.8		(14.6)	27.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(21.4	)(3)	7.5	(13.9)

Change in pension and other postretirement benefits liability	(21.4)		7.5	(13.9)

Change in Other comprehensive income (loss)	$1,689.9		$(574.2)	$1,115.7

(1)	See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Consolidated Financial Statements for additional information.
(2)	See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3)	See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

15. Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Current tax expense (benefit):
Federal	$87.0	$84.6	$51.3
State	1.4	(6.4)	(5.3)

Total current tax expense (benefit)	88.4	78.2	46.0

Deferred tax expense (benefit):
Federal	(1,829.6)	(112.5)	(49.4)
State	(11.0)	1.8	(1.8)

Total deferred tax expense (benefit)	(1,840.6)	(110.7)	(51.2)

Total income tax expense (benefit)	$(1,752.2)	$(32.5)	$(5.2)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Income (loss) before income taxes	$785.2	$758.1	$606.0
Tax rate	35.0%	35.0%	35.0%

Income tax expense (benefit) at federal statutory rate	274.8	265.3	212.1
Tax effect of:
Valuation allowance	(1,850.0)	(86.6)	(48.3)
Dividend received deduction	(99.0)	(119.3)	(101.3)
Audit settlement	(1.7)	(4.1)	(4.3)
State tax expense (benefit)	2.0	5.9	(8.8)
Noncontrolling interest	(83.2)	(66.5)	(48.4)
Tax credits	1.8	(14.8)	(19.6)
Nondeductible expenses	1.2	(14.6)	14.2
Other	1.9	2.2	(0.8)

Income tax expense (benefit)	$(1,752.2)	$(32.5)	$(5.2)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2014	2013
Deferred tax assets
Federal and state loss carryforwards	$1,100.6	$1,112.9
Investments	2,959.7	3,379.2
Insurance reserves	760.5	499.3
Compensation and benefits	502.2	423.7
Other assets	483.6	399.4

Total gross assets before valuation allowance	5,806.6	5,814.5
Less: Valuation allowance	971.9	2,821.9

Assets, net of valuation allowance	4,834.7	2,992.6

Deferred tax liabilities
Net unrealized investment gains	(2,125.4)	(1,160.3)
Deferred policy acquisition costs	(1,331.3)	(1,596.4)
Other liabilities	(57.4)	(73.8)

Total gross liabilities	(3,514.1)	(2,830.5)

Net deferred income tax asset (liability)	$1,320.6	$162.1

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2014		2013
Federal net operating loss carryforward	$2,953.4	(1)	$2,871.5
State net operating loss carryforward	2,412.8	(2)	2,376.0
Federal tax capital loss carryforward	—		88.3
Credit carryforward	274.3	(3)	279.1

(1)	Expire between 2017 and 2034.
(2)	Expire between 2015 and 2034.
(3)	Expire between 2015 and 2033 except for $209.5 of Alternative Minimum Tax (“AMT”), which has an unlimited expiration period.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2014 and 2013, the Company had total valuation allowances of approximately $1.0 billion and $2.8 billion, respectively. As of December 31, 2014 and 2013, $1.3 billion and $3.2 billion respectively, of these valuation allowances were allocated to continuing operations, and $(354.1) as of the end of each period were allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

During the three months ended December 31, 2014, the Company experienced significant favorable developments, including continued strong results from operation of the Company’s Ongoing Business, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

reinsurance, entry into an Issue Resolution Agreement (“IRA”) with the Internal Revenue Service (“IRS”) regarding the Internal Revenue Code (“IRC”) Section 382 calculation and emergence from a cumulative loss to cumulative income in recent years. The IRA with the IRS significantly reduced uncertainty in the Company’s ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 loss from the sale of certain businesses and a $372.7 loss from immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represents significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of the Company’s deferred tax assets for the Company’s U.S. consolidated income tax group will be realized. This assessment was evidenced by the Company’s consideration of the facts and circumstances (mentioned above) and resulted in the Company’s conclusion that $1.64 billion of the deferred tax asset valuation allowance for the Company’s U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance was $1.85 billion. The Company determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

For the years ended December 31, 2014, 2013 and 2012, the increases (decreases) in the valuation allowances were $(1.85) billion, $(152.2), and $99.1, respectively. In 2014, 2013 and 2012, there were increases (decreases) of $(1.85) billion, $(86.6), and $99.1, respectively, in the valuation allowance that were allocated to operations and (decreases) of $0.0, $(65.6) and $0.0, respectively, that were allocated to Other comprehensive income. With respect to the 2014 amount allocated to operations, the change of $(1.85) billion was due to favorable developments as discussed above. With respect to the 2013 amount allocated to operations, the decrease of $(86.6) was due to positive evidence primarily the result of current year Income before income tax. With respect to the 2012 amount allocated to operations, there was a decrease of $(48.3) that impacted income tax expense as a reduction in the valuation allowance due to positive evidence primarily the result of Income before income tax, and the remainder consisted of a $147.4 increase in the valuation allowance that did not impact income tax expense, which was established against the Company’s estimate of additional deferred tax assets based on the Company’s 2011 tax return as filed. For 2013, the valuation allowance allocated to Other comprehensive income was directly related to the appreciation of the Company’s available-for-sale portfolio during that year and not due to changes in expectations of taxable income in future periods.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Additional paid-in capital will be increased by $10.2 if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$60.9	$61.1	$74.0
Additions for tax positions related to current year	4.7	1.7	2.4
Additions for tax positions related to prior years	4.9	4.4	1.3
Reductions for tax positions related to prior years	(6.1)	(1.2)	(6.0)
Reductions for settlements with taxing authorities	(0.2)	—	—
Reductions for expiring statutes	(1.8)	(5.1)	(10.6)

Balance at end of period	$62.4	$60.9	$61.1

The Company had $14.1, $16.1, and $19.7 of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively, which would affect the Company’s effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013 were $7.0 and $6.2, respectively. The Company recognized gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations of $0.8, $0.3 and $(17.3) for the years ended December 31, 2014, 2013 and 2012, respectively.

Upon finalization of various state examinations it is reasonably possible that the unrecognized tax benefits will decrease by up to $14.0 within the next twelve months. The timing of the payment of the remaining allowance of $48.4 cannot be reasonably estimated.

Tax Regulatory Matters

During April 2014, the IRS completed its examination of the Company’s returns through tax year 2012. The 2012 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2013 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2013 through 2015.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. The Company does not expect this Directive to have a material impact on the Company.

16. Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of December 31, 2014 and 2013.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2014 and 2013:

	Maturity	2014	2013
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$159.0	$158.6
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	232.3	232.1
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.8	13.8
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes, due 2018	02/15/2018	998.9	998.5
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes, due 2043	07/15/2043	398.6	398.6

Subtotal		3,515.7	3,514.7
Less: Current portion of long-term debt		—	—

Total		$3,515.7	$3,514.7

(1)	Guaranteed by ING Group.

As of December 31, 2014 and 2013, the Company was in compliance with its debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

As of December 31, 2014, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2015	$—
2016	—
2017	—
2018	1,000.0
2019	—
Thereafter	2,524.0

Total	$3,524.0

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 of unsecured 5.5% Senior Notes due 2022 (the “2022 Notes”) in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2022 Notes and was paid $0.3 for its services. The Company used the proceeds of the 2022 Notes to repay $500.0 of the direct borrowings under a $3.5 billion Revolving Credit Agreement (“Revolving Credit Agreement”). The remaining proceeds were used for general corporate purposes, including the retirement of a portion of the Company’s outstanding commercial paper.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the “2018 Notes”), a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. ING Financial Markets, LLC, an affiliate, served as Joint Book Running Manager for the 2018 Notes and was paid $0.3 for its services. The Company made payments totaling $850.0 on the Term Loan portion of the Company’s Senior Unsecured Credit Facility from the proceeds of the 2018 Notes. The remaining proceeds were used for general corporate purposes.

On July 26, 2013, Voya Financial, Inc. issued $400.0 of unsecured 5.7% Senior Notes due 2043 (the “2043 Notes”) in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15, commencing on January 15, 2014. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2043 Notes and was paid an immaterial amount for its services. The Company used the proceeds of the 2043 Notes for general corporate purposes, including the repayment of certain borrowings.

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750.0 of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the “2053 Notes”) in a private placement with registration rights. The 2053 Notes are guaranteed on junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, commencing November 15, 2013 and ending on May 15, 2023. The 2053 Notes bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate. ING Financial Markets, LLC, an affiliate, served as Senior Co-Manager for the 2053 Notes and was paid $0.2 for its services.

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

On May 21, 2013, the Company used the proceeds from the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 under the Term Loan portion of the Company’s Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay borrowings with NN Group N.V. (“NN Group”), successor to ING V.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Registration Rights Agreements

Under the Registration Rights Agreements associated with the 2022 Notes, the 2018 Notes, the 2053 Notes and the 2043 Notes, Voya Financial, Inc. and Voya Holdings agreed to use reasonable best efforts to cause a registration statement to be filed with the SEC that, upon effectiveness, would permit holders of these notes to exchange them for new notes containing identical terms except for the restrictions on transfer contained in the original notes. The offer to exchange the 2022 Notes, the 2018 Notes and the 2053 Notes was completed on August 14, 2013. The offer to exchange the 2043 Notes was completed on December 23, 2013.

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the “Aetna Notes”). Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. The Company agreed in the shareholder agreement to reduce the aggregate outstanding principal amount of Aetna Notes to:

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

As of December 31, 2014 and 2013, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $506.1.

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development (“DECD”) loaned Voya Retirement Insurance and Annuity Company (“VRIAC”), formerly known as ING Life Insurance and Annuity Company, $9.9 (the “DECD Loan”) in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut (the “Windsor Property”). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, VRIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if VRIAC and its affiliates met certain employment thresholds at the Windsor Property during that period.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to VRIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if VRIAC and its Voya affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. VRIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from Voya Services Company. In November 2012, VRIAC provided a letter of credit to the DECD in the amount of $10.6 as security for its repayment obligations with respect to the loan.

As of December 31, 2014 and 2013, the amount of the loan outstanding was $4.9, which is reflected in Long-term debt on the Consolidated Balance Sheets.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of December 31, 2014, unsecured and uncommitted credit facilities totaled $1.7, unsecured and committed credit facilities totaled $7.8 billion and secured facilities totaled $10.0. Of the aggregate $7.8 billion ($1.3 billion with ING Bank, N.V. (“ING Bank”), an affiliate) capacity available, the Company utilized $5.2 billion ($1.2 billion with ING Bank) in credit facilities outstanding as of December 31, 2014. Total fees associated with credit facilities for the years ended 2014, 2013 and 2012 were $120.6, $149.3 and $223.2, respectively.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company’s credit facilities, their dates of expiration, capacity and utilization as of December 31, 2014:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.(1)	Unsecured	Committed	2/14/2018	$3,000.0	$1,466.7	$1,533.3
Security Life of Denver International Limited	Unsecured	Committed	1/24/2018	150.0	150.0	—
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	1/15/2019	500.0	—	500.0
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	11/9/2015	750.0	750.0	—
Security Life of Denver International Limited(1)	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	693.0	302.0
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	312.0	253.0

Total				$7,821.7	$5,224.1	$2,588.3

Secured facilities				$10.0	$0.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				7,810.0	5,221.7	2,588.3

Total				$7,821.7	$5,224.1	$2,588.3

ING Bank				$1,275.0	$1,198.3	$76.7

(1)	Refer to the Related Party Transactions Note to these Consolidated Financial Statements for additional information.

Effective January 1, 2014, the reinsurance agreements with Whisperingwind III, LLC (“Whisperingwind III”) were novated to Roaring River IV, LLC (“Roaring River IV”), a wholly owned reinsurance subsidiary of the Company, which completed a transaction with a third-party bank to provide up to $565.0 of statutory reserve financing through a trust note which matures December 31, 2028. The trust note replaces $330.0 of letters of credit associated with the Whisperingwind III reinsurance agreements which were cancelled in January of 2014.

Effective January 15, 2014, Langhorne I, LLC (“Langhorne I”), a wholly owned captive reinsurance subsidiary of the Company, completed a financing arrangement with a third-party trust to provide up to $500.0 of trust note collateral funding. The financing arrangement is designed to manage reserve and capital requirements in connection with the stable value business and matures on January 15, 2019.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Effective January 24, 2014, SLDI entered into a letter of credit facility agreement with a third-party bank to provide up to $150.0 of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business.

In November of 2014, SLDI extended a $750.0 collateral note facility supporting reserves on the Hannover Re business upon its initial maturity date for another year until November 9, 2015.

Effective December 29, 2014, SLDI cancelled a $750.0 collateral note facility supporting reserves on the Hannover Re business upon its initial maturity date. The cancelled capacity was replaced with letters of credit issued under existing credit facility agreements.

On December 18, 2014, the Company terminated its financing transaction providing trust notes supporting a reinsurance agreement in Roaring River III, LLC (“Roaring River III”).

In January of 2014, a $265.0 secured LOC issued by FHLB was reduced to $255.0. Effective December 18, 2014, the LOC was cancelled due to the cancellation of the underlying policies within a certain reinsurance contract.

On February 11, 2015, Voya Financial, Inc. entered into a $195.0 Letter of Credit facility agreement with Commerzbank AG which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of the inception of the facility, Voya Financial, Inc. collateralized the facility with $212.0 of cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

Senior Unsecured Credit Facility

On April 20, 2012, the Company entered into a $5.0 billion unsecured Senior Credit Facility (“Senior Unsecured Credit Facility”) with a syndicate of banks, replacing financing that was either internally funded or guaranteed by NN Group. The Senior Unsecured Credit Facility is guaranteed by Voya Holdings, a wholly owned subsidiary of the Company. As part of the Senior Unsecured Credit Facility, the Company entered into a Revolving Credit Agreement and a $1.5 billion syndicated Term Loan Agreement (“Term Loan Agreement”).

The Revolving Credit Agreement included a $3.5 billion LOC facility with a revolving credit borrowing sublimit of $1.5 billion. Under the terms of the Revolving Credit Agreement, the revolving credit borrowing sublimit would be reduced by 50.0% of any debt securities issued by the Company, to a minimum of $750.0. Additionally, the terms required Voya Financial, Inc. to maintain liquidity of $500.0 at all times (which covenant was subsequently terminated as noted below). The total amount of LOCs and revolving credit borrowings outstanding at any time may not exceed $3.5 billion. The Revolving Credit Agreement was to expire on April 20, 2015 at which time any outstanding borrowings would be due. The Company was to collateralize any LOCs outstanding as of the expiration date of the facility. The costs of the Revolving Credit Agreement varied depending on the current credit rating of the Company. The Company was to pay interest equal to LIBOR plus 200 bps on direct borrowings and an issuance fee of 200 bps for LOCs.

Immediately following the closing of the Revolving Credit Agreement, Voya Financial, Inc. drew $500.0 of direct borrowings to replace internally funded financing. In addition, $1.4 billion of LOCs were issued to replace $1.4 billion of LOCs issued under a pre-existing $2.5 billion syndicated LOC facility.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

On July 17, 2012, as a result of the issuance of the 2022 Notes, the direct borrowing sublimit under the Revolving Credit Agreement was reduced to $1.1 billion. On February 11, 2013, as a result of the issuance of the 2018 Notes, the revolving credit borrowings sublimit of the Revolving Credit Agreement was reduced by 50.0% of the issuance to the minimum of $750.0.

The proceeds of the Term Loan Agreement were used to replace financing that was internally funded. Voya Financial, Inc. paid interest at a variable rate based on its credit rating and was required to make principal payments totaling 20.0% of the original borrowing amount over the first 12 months and 30.0% over the second twelve months with all remaining amounts due by April 20, 2014.

During February 2013, Voya Financial, Inc. made payments totaling $850.0 on the Syndicated Bank Term Loan from the proceeds of the 2018 Notes. On May 21, 2013, the Company used the proceeds of the 2053 Notes for the repayment of the final outstanding borrowings of $392.5 under the Term Loan Agreement. This action, together with the satisfaction of certain other requirements, caused the requirement to maintain liquidity of $500.0 at all times to terminate.

Amended and Restated Credit Agreement

On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by 1) extending the term of the agreement to February 14, 2018; 2) reducing the total amount of LOCs that may be issued from $3.5 billion to $3.0 billion and 3) reducing the current cost of LOC issuance fees. ING Bank, an affiliate, acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent and received $0.7 for its services and participation in the syndicate.

As of December 31, 2014, there were no amounts outstanding as revolving credit borrowings. As of December 31, 2014, $1.5 billion of LOCs were outstanding under the Revolving Credit Agreement. Of this total, LOCs issued by ING Bank amount to $73.3.

17. Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2025.

For the years ended December 31, 2014, 2013 and 2012, rent expense for leases was $37.9, $40.5 and $41.7, respectively. The future net minimum payments under non-cancelable leases for the years ended December 31, 2015 through 2019 are estimated to be $33.3, $32.0, $28.7, $18.3 and $14.8, respectively, and $61.1, thereafter, totaling $188.2. The Company pays substantially all expenses associated with its leased and subleased office properties.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $887.4, of which $297.0 relates to consolidated investment entities. As of December 31, 2013, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $321.3 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company’s insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $14.5 and $19.2 as of December 31, 2014 and 2013, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $26.5 and $18.4 as of December 31, 2014 and 2013, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2014 and 2013:

	2014	2013
Fixed maturity collateral pledged to FHLB	$1,614.8	$2,333.4
FHLB restricted stock(1)	76.3	99.1
Other fixed maturities-state deposits	241.7	251.0
Securities pledged(2)	1,184.6	1,465.7

Total restricted assets	$3,117.4	$4,149.2

(1)	Included in Other investments in the Consolidated Balance Sheets.
(2)	Includes the fair value of loaned securities of $545.9 and $435.4 as of December 31, 2014 and 2013, respectively, which is included in Securities pledged on the Consolidated Balance Sheets. In addition, as of December 31, 2014 and 2013, the Company delivered securities as collateral of $638.7 and $1.0 billion, respectively, which was included in Securities pledged in the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2014 and 2013, the Company had $1.4 billion and $1.8 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2014 and 2013, assets with a

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

market value of approximately $1.6 billion and $2.0 billion, respectively, collateralized the FHLB funding agreements. As of December 31, 2013, the Company had a $265.0 LOC issued by the FHLB, which was terminated on December 18, 2014. As of December 31, 2013, assets with a market value of approximately $294.1, collateralized the FHLB LOC. Assets pledged to the FHLBs are included in Fixed maturities, available-for-sale, on the Consolidated Balance Sheets.

Litigation and Regulatory Matters

The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court’s jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonable possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of December 31, 2014, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

For other matters, the Company is currently not able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a

Voya Financial, Inc.

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

Litigation against the Company includes a case styled Healthcare Strategies, Inc., Plan Administrator of the Healthcare Strategies Inc. 401(k) Plan v. ING Life Insurance and Annuity Company (U.S.D.C. D. CT, filed February 22, 2011), in which sponsors of 401(k) plans governed by the Employee Retirement Income Security Act (“ERISA”) claim that ING Life Insurance and Annuity Company (now known as Voya Retirement Insurance and Annuity Company, “VRIAC”) has entered into revenue sharing agreements with mutual funds and others in violation of the prohibited transaction rules of ERISA. Among other things, the plaintiffs seek disgorgement of all revenue sharing payments and profits earned in connection with such payments, an injunction barring the practice of revenue sharing, and attorney fees. On September 26, 2012, the district court certified the case as a class action in which the named plaintiffs represent approximately 15,000 similarly situated plan sponsors. On April 11, 2014, the parties submitted to the court a motion for preliminary approval of a class-wide settlement agreement under which VRIAC, without admitting liability, would make a payment to the class of approximately $15.0 and adopt certain changes in its disclosure practices. Final court approval which was required for the settlement to become effective was received on September 25, 2014.

Litigation also includes Beeson, et al. v. SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denies all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs and $7.5 to Fireman’s Fund. The Company objects to the Court’s decisions and the Statement of Decision on the grounds that they are inconsistent with California law and the evidence presented at trial. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company filed an appellate bond that stays execution of that judgment while a motion for new trial and appeal are pursued. The Court will hold a hearing in the second quarter of 2015 regarding whether to award punitive damages to Fireman’s Fund.

18. Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes income and expense from transactions with related parties for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Income	Expense	Income	Expense	Income	Expense
NN Group	$2.5	$0.6	$1.9	$6.1	$1.8	$13.5
ING Group	11.8	14.7	7.4	18.0	13.9	8.2
ING Bank	5.6	19.8	7.2	39.5	35.5	104.6
Other	19.6	14.0	18.6	14.6	10.5	7.9

Total	$39.5	$49.1	$35.1	$78.2	$61.7	$134.2

The following table summarizes assets and liabilities from transactions with related parties as of the dates indicated:

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
NN Group	$0.1	$0.2	$0.5	$0.2
ING Group	1.9	1.2	1.3	0.9
ING Bank	12.9	4.0	13.8	5.8
Other	2.2	1.4	2.6	2.0

Total	$17.1	$6.8	$18.2	$8.9

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. The Company had accrued payables of $4.0 and $4.9 as of December 31, 2014 and 2013, respectively. The Company incurred expenses of $15.9, $38.2, and $98.2 for the years ended December 31, 2014, 2013 and 2012, respectively.

In September 2008, the Company completed an $825.0 LOC facility with ING Bank to support the reinsurance obligations of SLDI. The facility was scheduled to mature in December 2013. See the Collateral Support for Reinsurance Contracts section of the Consolidated Investment Entities Note to these Consolidated Financial Statements for additional information. Additionally, in July 2011, the Company entered into a $625.0 bilateral LOC facility agreement with ING Bank which was reduced to $300.0 in October 2012 and was scheduled to mature in June 2013. The capacity from these two maturing LOC facilities was replaced by a $1.1 billion ING Bank LOC facility effective October 30, 2013, which matures October 29, 2021.

On April 20, 2012, the Company entered into a Revolving Credit Agreement. ING Bank was committed to providing $250.0 of the $3.5 billion in total financing under the Revolving Credit Agreement. On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement. Accordingly, ING Bank’s commitment was reduced to $150.0. ING Bank, an affiliate, acted as Joint Lead Arranger, Joint Book Manager and Documentation Agent and received $0.7 for its services and participation in the syndicate. As of December 31,

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

2014, $1.5 billion of LOCs were outstanding under the Revolving Credit Agreement. Of this total, LOCs issued by ING Bank amount to $73.3. See the Unsecured Credit Facility section of the Financing Agreements Note to these Consolidated Financial Statements for additional information.

On December 31, 2011, the Company entered into a $1.5 billion contingent capital LOC facility with ING Bank to support the reinsurance obligations of SLDI to another of the Company’s wholly owned subsidiaries, which was unconditional and irrevocable and scheduled to expire on December 31, 2031. Following the deposit by SLDI of contributed capital as cash collateral into a funds withheld trust account to support its reinsurance obligations to Voya Insurance and Annuity Company (“VIAC”), formerly known as ING USA, the $1.5 billion contingent capital LOCs issued under the contingent capital LOC facility were cancelled and on May 14, 2013, the $1.5 billion contingent capital LOC facility was terminated.

Affiliated Financing Agreements

In 2007, the Company entered into a $500.0 principal floating rate loan agreement with NN Group pursuant to which the Company pays a variable rate of interest based on three month LIBOR. This note originally was to have matured on August 10, 2012. Effective April 13, 2012, however, the term of the note was extended to April 29, 2016 (the “2.54% Voya Holdings Inc. (formerly Lion Connecticut Holdings Inc.) Floating Rate Note, due 2016”). On July 5, 2013, the outstanding balance of $150.0 for this note was paid in full to NN Group. The Company incurred interest of $5.6 and $12.5 for the years ended December 31, 2013 and 2012, respectively.

Share Repurchase Program

During the year ended December 31, 2014, the Company repurchased 19,447,847 shares of its common stock from ING Group for an aggregate purchase price of $725.0. The repurchases were each made pursuant to a Direct Share Repurchase Program with ING Group. The per share purchase price paid by the Company in each case was equal to the per share purchase price paid by the underwriters in registered public offerings of the Company’s common stock by ING Group which were completed concurrently with each of the repurchase transactions.

See the Shareholders’ Equity and Earnings per Common Share Note to these Consolidated Financial Statements for additional information regarding shares repurchase transactions with ING Group.

Derivatives

The Company is party to several derivative contracts with NN Group and ING Bank and one or more of ING Bank’s subsidiaries. Each of these contracts was entered into as a result of a competitive bid, which included unaffiliated counterparties. The Company is exposed to various risks relating to its ongoing operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

As of December 31, 2014 and 2013, the outstanding notional amounts were $464.1 (consisting of currency forwards of $178.0 and equity options of $286.1) and $518.9 (consisting of interest rate swaps of $328.8 and equity options of $190.1), respectively. As of December 31, 2014 and 2013, the market values for these contracts were $11.5 and $10.5, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recorded Other net realized capital gains (losses) in the Consolidated Statements of Operations of $5.1, $1.7 and $20.1, respectively, with ING Bank and NN Group.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with potential exposure limited to swap premiums to be paid. As of December 31, 2014 and 2013, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $33.1 and $43.5, respectively.

Operating Agreements

Voya Investment Management LLC (“VIM”) (formerly ING Investment Management LLC), a wholly owned subsidiary of the Company, has certain operating agreements whereby it generates revenues and incurs expenses with affiliated entities. For the year ended December 31, 2014, VIM generated revenues and incurred expenses of $22.7 and $15.0, respectively, with NN Group, ING Group and other affiliates under the following operating agreements. For the year ended December 31, 2013, VIM generated revenues and incurred expenses of $26.0 and $15.0, respectively, with NN Group, ING Group and other affiliates under the following operating agreements. For the year ended December 31, 2012, VIM generated revenues and incurred expenses of $20.0 and $8.8, respectively, with NN Group and other affiliates under the following operating agreements:

•	VIM manages, co-manages, and distributes certain investment products for various affiliates. For the years ended December 31, 2014, 2013 and 2012, revenue earned under these agreements was $22.7, $25.7, and $20.0 respectively.

•	VIM receives distribution fees for the sale of certain offshore funds to U.S. clients and closed end funds in the U.S. For the year ended December 31, 2014, there was no revenue under these arrangements. For the year ended December 31, 2013, revenue under these arrangements was $0.3. For the year ended December 31, 2012, there was no revenue under these arrangements.

•	VIM pays sub advisory and other fees to certain affiliates related to the management and sales of mutual funds and other investment products. For the years ended December 31, 2014 and 2013, fees incurred under these agreements were $15.0 for each year. For the year ended December 31, 2012, fees incurred under these arrangements were $12.3.

•	VIM provided Information Technology (“IT”) support, management oversight, risk management, procurement services, and trade processing to certain affiliates and is reimbursed for a share of the related costs. For the years ended December 31, 2014 and 2013, there were no expenses reimbursed to VIM under these agreements. For the year ended December 31, 2012, expenses reimbursed to VIM under these agreements were $3.9.

•	VIM received allocation of expenses from affiliates located outside of U.S. for staff and projects costs. For the years ended December 31, 2014 and 2013, there were no costs incurred under these agreements. For the year ended December 31, 2012, costs incurred under these agreements were $0.4.

•	VIM entered into a services agreement in January 2014 with ING Bank, which was further amended in July 2014. ING Bank engages in certain short-term secured lending transactions with counterparties that post collateral in the form of securitized assets, and pursuant to the services agreement, VIM provides evaluation services to ING Bank on the collateral. For the year ended December 31, 2014, VIM earned $0.4.

As of December 31, 2014, the Company had net receivables of $0.8 resulting from operating agreements with other affiliates, ING Bank and NN Group of $0.8, $0.1 and $(0.1), respectively. As of December 31, 2013, the Company had net receivables of $2.2 resulting from operating agreements with other affiliates, ING Group and NN Group of $0.6, $1.3 and $0.3 respectively.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Administrative Overhead Allocations

Prior to 2014, the Company was allocated expenses for various administrative and corporate services provided by ING Group. Net allocations were $2.2 and $6.6 for the years ended December 31, 2013 and 2012, respectively.

19. Consolidated Investment Entities

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

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $694.4 and $654.0 as of December 31, 2014 and 2013, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of December 31, 2014 and 2013, the Company consolidated 16 CLOs and 12 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Limited Partnerships)

The Company invests in and manages various limited partnerships, including private equity funds and single strategy hedge funds. The Company, as a general partner or managing member of certain sponsored investment

Voya Financial, Inc.

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

On June 4, 2012, certain insurance subsidiaries of the Company entered into an agreement to sell certain general account private equity limited partnership investment interest holdings with a carrying value of $812.2 as of March 31, 2012 included in Assets related to consolidated investment entities to a group of private equity funds that are managed by Pomona Management LLC, also a subsidiary of the Company. The transaction resulted in a net pre-tax loss of $91.9 in the second quarter of 2012. The transaction closed in two tranches. The first tranche closed on June 29, 2012, and the second tranche closed on October 29, 2012. No additional loss was incurred on the second tranche since the fair value of the alternative investments was reduced to the agreed upon sales price as of June 30, 2012.

As of December 31, 2014 and 2013, the Company consolidated 35 funds which were structured as partnerships.

Collateral Support for Reinsurance Contracts

Beginning in December 2009, the Company entered into various guarantee agreements involving Karson Capital Limited (“Karson”). Karson is an unaffiliated company that provides collateral alternatives to letters of credit for reinsurance transactions. Karson established the KCL Master Trust (“Master Trust” or “Borrower”), which is a Delaware statutory series trust. The Master Trust enters into securities lending agreements as borrower with various unaffiliated banks (“Securities Lenders”) as lenders. Fair value of the loaned securities was $750.0 and $1.5 billion as of December 31, 2014 and 2013, respectively.

Collateral notes backed by the borrowed securities, with a face value of $750.0 and $1.5 billion as of December 31, 2014 and 2013, respectively were issued by the Master Trust and placed in reinsurance trusts established for the benefit of the Company’s insurance subsidiaries, which are eliminated in the Company’s Consolidated Financial Statements.

The Company has provided certain guarantees of the Borrower’s performance obligations to the Securities Lenders as collateral for the Borrower’s obligations under the securities lending agreements. Additional collateral in the form of liquidity obligations have been provided by banks for $750.0 and $1.5 billion for the years ended December 31, 2014 and 2013, respectively.

The Master Trust sponsored by Karson has minimal equity, and therefore falls under the VIE model. The Company holds variable interests in this VIE relating to the guarantees of the obligations under the securities lending agreements. The Company considered its implicit and explicit financial responsibility to ensure that the Master Trust operates as designed and, thus, determined that the Company has the implied power to direct the activities that most significantly impact the Master Trust’s economic performance under the VIE model. The Company also determined it has the obligation to absorb losses under the securities lending guarantees. Based on these conclusions, the Company determined it is the primary beneficiary under the VIE model and should consolidate the Master Trust.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	December 31, 2014	December 31, 2013
Assets of Consolidated Investment Entities
VIEs—CLO entities:
Cash and cash equivalents	$605.9	$642.5
Corporate loans, at fair value using the fair value option	6,793.1	4,965.3
Other assets	67.3	83.1

Total CLO entities	7,466.3	5,690.9

VOEs—Private equity funds and single strategy hedge funds:
Cash and cash equivalents	104.5	68.2
Limited partnerships/corporations, at fair value	3,727.3	3,218.6
Other assets	25.1	21.7

Total investment funds	3,856.9	3,308.5

Total assets of consolidated investment entities	$11,323.2	$8,999.4

Liabilities of Consolidated Investment Entities
VIEs—CLO entities:
CLO notes, at fair value using the fair value option	$6,838.1	$5,161.6
Other liabilities	561.1	468.0

Total CLO entities	7,399.2	5,629.6
VOEs—Private equity funds and single strategy hedge funds:
Other liabilities	796.7	435.3

Total investment funds	796.7	435.3

Total liabilities of consolidated investment entities	$8,195.9	$6,064.9

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2014
Total investments and cash	$94,059.1	$—	$—	$(46.6)	$(647.8)	$93,364.7
Other assets	16,255.7	—	—	—	—	16,255.7
Assets held in consolidated investment entities	—	7,466.2	3,859.7	—	(2.7)	11,323.2
Assets held in separate accounts	106,007.8	—	—	—	—	106,007.8

Total assets	$216,322.6	$7,466.2	$3,859.7	$(46.6)	$(650.5)	$226,951.4

Future policy benefits and contract owner account balances	$85,010.7	$—	$—	$—	$—	$85,010.7
Other liabilities	9,216.5	—	—	—	(2.7)	9,213.8
Liabilities held in consolidated investment entities	0.1	7,445.8	796.6	(46.6)	—	8,195.9
Liabilities related to separate accounts	106,007.8	—	—	—	—	106,007.8

Total liabilities	200,235.1	7,445.8	796.6	(46.6)	(2.7)	208,428.2

Equity attributable to common shareholders	16,087.5	—	3,063.1	—	(3,063.1)	16,087.5
Retained earnings appropriated for investors in consolidated investment entities	—	20.4	—	—	—	20.4
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	2,415.3	2,415.3

Total liabilities and equity	$216,322.6	$7,466.2	$3,859.7	$(46.6)	$(650.5)	$226,951.4

(1)	The Before Consolidation column includes the Company’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.
(2)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company’s equity at risk recorded as investments by the Company (before consolidation) against either equity (private equity and real estate partnership funds) or senior and subordinated debt (CLOs) of the funds.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2013
Total investments and cash	$90,569.7	$—	$—	$(43.0)	$(635.1)	$89,891.6
Other assets	15,305.1	—	—	—	—	15,305.1
Assets held in consolidated investment entities	—	5,690.9	3,288.1	—	20.4	8,999.4
Assets held in separate accounts	106,827.1	—	—	—	—	106,827.1

Total assets	$212,701.9	$5,690.9	$3,288.1	$(43.0)	$(614.7)	$221,023.2

Future policy benefits and contract owner account balances	$84,006.7	$—	$—	$—	$—	$84,006.7
Other liabilities	8,614.3	—	—	—	(3.8)	8,610.5
Liabilities held in consolidated investment entities	—	5,672.5	435.4	(43.0)	—	6,064.9
Liabilities related to separate accounts	106,827.1	—	—	—	—	106,827.1

Total liabilities	199,448.1	5,672.5	435.4	(43.0)	(3.8)	205,509.2

Equity attributable to common shareholder	13,253.8	—	2,852.7	—	(2,852.7)	13,253.8
Retained earnings appropriated for investors in consolidated investment entities	—	18.4	—	—	—	18.4
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	2,241.8	2,241.8

Total liabilities and equity	$212,701.9	$5,690.9	$3,288.1	$(43.0)	$(614.7)	$221,023.2

(1)	The Before Consolidation column includes the Company’s equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.
(2)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company’s equity at risk recorded as investments by the Company (before consolidation) against either equity (private equity and real estate partnership funds) or senior and subordinated debt (CLOs) of the funds.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2014
Revenues:
Net investment income	$4,731.4	$—	$—	$(3.0)	$(113.6)	$4,614.8
Fee income	3,711.0	—	—	(30.2)	(48.3)	3,632.5
Premiums	2,626.4	—	—	—	—	2,626.4
Net realized capital losses	(894.4)	—	—	—	—	(894.4)
Other income	441.7	—	—	(7.5)	(1.4)	432.8
Income related to consolidated investment entities	—	257.3	410.3	(8.8)	—	658.8

Total revenues	10,616.1	257.3	410.3	(49.5)	(163.3)	11,070.9
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	5,937.9	—	—	—	—	5,937.9
Other expense	4,130.7	—	—	—	—	4,130.7
Operating expenses related to consolidated investment entities	—	255.3	61.0	(49.5)	(49.7)	217.1

Total benefits and expenses	10,068.6	255.3	61.0	(49.5)	(49.7)	10,285.7

Income (loss) before income taxes	547.5	2.0	349.3	—	(113.6)	785.2
Income tax expense (benefit)	(1,752.2)	—	—	—	—	(1,752.2)

Net income (loss)	2,299.7	2.0	349.3	—	(113.6)	2,537.4
Less: Net income (loss) attributable to noncontrolling interest	—	2.0	—	—	235.7	237.7

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$—	$349.3	$—	$(349.3)	$2,299.7

(1)	The Before Consolidation column includes the Company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company’s share has been eliminated through consolidation.
(2)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company’s management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2013
Revenues:
Net investment income	$4,791.2	$—	$—	$(5.7)	$(96.5)	$4,689.0
Fee income	3,723.8	—	—	(23.2)	(34.3)	3,666.3
Premiums	1,956.3	—	—	—	—	1,956.3
Net realized capital losses	(2,534.8)	—	—	—	—	(2,534.8)
Other income	443.6	—	—	(10.0)	(0.6)	433.0
Income related to consolidated investment entities	—	234.6	322.6	(8.5)	—	548.7

Total revenues	8,380.1	234.6	322.6	(47.4)	(131.4)	8,758.5
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,497.8	—	—	—	—	4,497.8
Other expense	3,314.3	—	—	—	—	3,314.3
Operating expenses related to consolidated investment entities	—	222.6	48.0	(47.4)	(34.9)	188.3

Total benefits and expenses	7,812.1	222.6	48.0	(47.4)	(34.9)	8,000.4

Income (loss) before income taxes	568.0	12.0	274.6	—	(96.5)	758.1
Income tax expense (benefit)	(32.5)	—	—	—	—	(32.5)

Net income (loss)	600.5	12.0	274.6	—	(96.5)	790.6
Less: Net income (loss) attributable to noncontrolling interest	—	12.0	—	—	178.1	190.1

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$600.5	$—	$274.6	$—	$(274.6)	$600.5

(1)	The Before Consolidation column includes the Company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company’s share has been eliminated through consolidation.
(2)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company’s management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2012
Revenues:
Net investment income	$4,830.0	$0.5	$—	$(20.7)	$(111.9)	$4,697.9
Fee income	3,565.6	—	—	(14.4)	(35.8)	3,515.4
Premiums	1,861.1	—	—	—	—	1,861.1
Net realized capital losses	(1,280.8)	—	—	—	—	(1,280.8)
Other income	384.5	—	—	(6.0)	—	378.5
Income related to consolidated investment entities	—	21.5	415.1	6.6	—	443.2

Total revenues	9,360.4	22.0	415.1	(34.5)	(147.7)	9,615.3
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,861.6	—	—	—	—	4,861.6
Other expense	4,031.0	—	—	—	—	4,031.0
Operating expenses related to consolidated investment entities	—	142.1	44.9	(34.5)	(35.8)	116.7

Total benefits and expenses	8,892.6	142.1	44.9	(34.5)	(35.8)	9,009.3

Income (loss) before income taxes	467.8	(120.1)	370.2	—	(111.9)	606.0
Income tax expense (benefit)	(5.2)	—	—	—	—	(5.2)

Net income (loss)	473.0	(120.1)	370.2	—	(111.9)	611.2

Less: Net income (loss) attributable to noncontrolling interest	—	(120.1)	—	—	258.3	138.2

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$473.0	$—	$370.2	$—	$(370.2)	$473.0

(1)	The Before Consolidation column includes the Company’s equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company’s share has been eliminated through consolidation.
(2)	Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company’s management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules applied by the Company to its investment portfolio. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Consolidated Financial Statements for further information.

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators (“TPA”), that supply NAV (or its equivalent) per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-binding. These valuations are reviewed on a monthly or quarterly basis (dependent on the type of fund or product). Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable. In addition, the Company considers both macro and fund specific events that may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

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

VIEs—CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2014 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of December 31, 2014 and 2013, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $75.9 and $9.7, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2014 and 2013.

The fair values for corporate loans are determined using independent commercial pricing services. Fair value measurement based on pricing services may be classified in Level 2 or Level 3 depending on the type, complexity, observability and liquidity of the asset being measured. The inputs used by independent commercial pricing services, such as benchmark yields and credit risk adjustments, are those that are derived principally from, or corroborated by, observable market data. Hence, the fair value measurement of corporate loans priced by independent pricing service providers is classified within Level 2 of the fair value hierarchy. In addition, there are assets held with CLO portfolios that represent senior level debt of other third party CLOs. These CLO investments are classified within Level 3 of the fair value hierarchy. See description of fair value process for CLO notes below.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.2 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $239.6 and $139.6 as of December 31, 2014 and 2013, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The Company reviews the detailed prices, including comparisons to prior periods, for reasonableness. The Company utilizes a formal pricing challenge process to request a review of any price during which time the vendor examines its assumptions and relevant market inputs to determine if a price change is warranted.

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2014
Assets:
CLO Investments	$19.2	Discounted Cash Flow	Default Rate Recovery Rate Prepayment Rate Discount Margin
Liabilities:
CLO Notes	$6,838.1	Discounted Cash Flow	Default Rate Recovery Rate Prepayment Rate Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2013
Assets:
CLO Investments	$25.5	Discounted Cash Flow	Default Rate Recovery Rate Prepayment Rate Discount Margin
Liabilities:
CLO Notes	$5,161.6	Discounted Cash Flow	Default Rate Recovery Rate Prepayment Rate Discount Margin

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following narrative indicates the sensitivity of inputs:

•	Default Rate: An increase (decrease) in the expected default rate would likely increase (decrease) the discount margin (increase risk premium) used to value the CLO investments and CLO notes and, as a result, would potentially decrease the value of the CLO investments and CLO notes.

•	Recovery rate: A decrease (increase) in the expected recovery of defaulted assets would potentially decrease (increase) the valuation of CLO investments and CLO notes.

•	Prepayment Rate: A decrease (increase) in the expected rate of collateral prepayments would potentially decrease (increase) the valuation of CLO investments and CLO notes as the expected weighted average life (“WAL”) would increase.

•	Discount Margin (spread over LIBOR): An increase (decrease) in the discount margin used to value the CLO investments and CLO notes and would decrease (increase) the value of the CLO investments and CLO notes.

VOEs—Private Equity Funds and Single Strategy Hedge Funds

Limited partnerships, at fair value, primarily represent the Company’s investments in private equity funds and single strategy hedge funds. At times, the limited partnerships make strategic co-investments directly into private equity companies, including, but not limited to, buyout, venture capital, distressed and mezzanine. The fair value for these investments is estimated based on the NAV from the latest financial statements of these funds, provided by the fund’s investment manager or TPA.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

In the case of direct investments or co-investments in private equity companies, the Company initially recognizes investments at cost and subsequently adjusts investments to fair value. On a quarterly basis, the Company reviews the general partner or lead investor’s valuation of the investee company, taking into account other available information, such as indications of a market value through subsequent issues of capital or transactions between third parties, performance of the investee company during the period and public, comparable companies’ analysis, where appropriate.

Investments in these funds typically may not be fully redeemed at NAV within 90 days because of inherent restriction on near term redemptions. Therefore, these investments are classified within Level 3 of the fair value hierarchy.

As of December 31, 2014 and 2013, certain private equity funds maintained revolving lines of credit of $550.0 and $400.0, respectively, which renew annually and bear interest at LIBOR/EURIBOR plus 160 and 220 bps, respectively. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds’ undrawn commitments or a certain percentage of the funds’ undrawn commitments plus 250% and 350% asset coverage from the invested assets of the funds as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, outstanding borrowings amount to $261.4 and $212.2, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities—Other liabilities on the Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Single Strategy Hedge Funds

As of December 31, 2014 and 2013, the Company acts as investment manager of a certain single strategy hedge fund (the “Fund”) that seeks to achieve its investment objective by investing in many forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise (“Agency”) backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits (“REMICs”). The Fund may also enter into repurchase and reverse repurchase agreements.

Investments in this Fund are priced in accordance with the Fund’s pricing hierarchy process in which prices are obtained from a primary vendor and, if that vendor is unable to provide the price, the next vendor in the hierarchy is contacted until a price is obtained or it is determined that a price cannot be obtained from a commercial pricing service. When a price cannot be obtained from a commercial pricing service, independent broker quotes are solicited. Securities that rely upon a vendor supplied price are classified as Level 2. Securities priced using independent broker quotes are classified as Level 3.

As of December 31, 2014 and 2013, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not de-recognized on the Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Consolidated Balance Sheets in Liabilities related to consolidated investment entities—Other liabilities. As of December 31, 2014 and 2013, outstanding financings amount to $417.1 and $147.5, respectively.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
VIEs—CLO entities:
Cash and cash equivalents	$605.9	$—	$—	$605.9
Corporate loans, at fair value using the fair value option	—	6,773.9	19.2	6,793.1
VOEs—Private equity funds and single strategy hedge funds:
Cash and cash equivalents	104.5	—	—	104.5
Limited partnerships/corporations, at fair value	—	1,035.6	2,691.7	3,727.3

Total assets, at fair value	$710.4	$7,809.5	$2,710.9	$11,230.8

Liabilities
VIEs—CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$6,838.1	$6,838.1

Total liabilities, at fair value	$—	$—	$6,838.1	$6,838.1

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets
VIEs—CLO entities:
Cash and cash equivalents	$642.5	$—	$—	$642.5
Corporate loans, at fair value using the fair value option	—	4,939.8	25.5	4,965.3
VOEs—Private equity funds and single strategy hedge funds:
Cash and cash equivalents	68.2	—	—	68.2
Limited partnerships/corporations, at fair value	—	484.5	2,734.1	3,218.6

Total assets, at fair value	$710.7	$5,424.3	$2,759.6	$8,894.6

Liabilities
VIEs—CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$5,161.6	$5,161.6

Total liabilities, at fair value	$—	$—	$5,161.6	$5,161.6

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred.

For the year ended December 31, 2014, investments held in single strategy hedge funds were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2.

For the year ended December 31, 2013, investments held in single strategy hedge funds were transferred from Level 3 to Level 2 based upon the specific review and assessment of the underlying securities held by a single strategy hedge fund. There were no transfers between Level 1 and Level 2.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the year ended December 31, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Consolidated Statement of Operations	Purchases	Sales	Transfer in to Level 3	Transfer out of Level 3	Fair Value as of December 31
Assets
VIEs—CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.4	$—	$(6.7)	$—	$—	$19.2
VOEs—Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	332.9	384.7	(773.9)	13.9	—	2,691.7

Total assets, at fair value	$2,759.6	$333.3	$384.7	$(780.6)	$13.9	$—	$2,710.9

Liabilities
VIEs—CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$(87.5)	$2,052.7	$(288.7)	$—	$—	$6,838.1

Total liabilities, at fair value	$5,161.6	$(87.5)	$2,052.7	$(288.7)	$—	$—	$6,838.1

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the year ended December 31, 2013 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Consolidated Statement of Operations	Purchases	Sales	Transfer in to Level 3	Transfer out of Level 3	Fair Value as of December 31
Assets
VIEs—CLO entities:
Corporate loans, at fair value using the fair value option	$—	$—	$—	$—	$25.5	$—	$25.5
VOEs—Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,931.2	211.0	848.0	(771.6)	—	(484.5)	2,734.1

Total assets, at fair value	$2,931.2	$211.0	$848.0	$(771.6)	$25.5	$(484.5)	$2,759.6

Liabilities
VIEs—CLO entities:
CLO notes, at fair value using the fair value option	$3,829.4	$6.3	$1,594.1	$(268.2)	$—	$—	$5,161.6

Total liabilities, at fair value	$3,829.4	$6.3	$1,594.1	$(268.2)	$—	$—	$5,161.6

Deconsolidation of Certain Investment Entities

For the years ended December 31, 2014 and 2013, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company’s consolidation status as variable interest holder. As of December 31, 2014 and 2013, the Company does not hold any ownership interests in these unconsolidated CLOs.

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

	December 31, 2014	December 31, 2013
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	932.8	1,640.4
Liabilities of nonconsolidated investment entities	983.7	1,639.0

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

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities’ economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

20. Segments

The Company provides its principal products and services in three ongoing businesses and reports its results for the Ongoing Business through five segments as follows:

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

Retirement Solutions

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare and government markets, as well as rollover individual retirement accounts (“IRAs”) and other retail financial products. The Annuities segment primarily provides fixed and indexed annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels.

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

Insurance Solutions

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits. The Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term life products, distributed through independent channels to meet the needs of a broad range of customers from the middle market through affluent market segments. The Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Closed Blocks

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold. The CBVA segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, the Company separated its CBVA segment from other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued GICs and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, the Company continues to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestment, including the Company’s group reinsurance and individual reinsurance businesses.

Measurement

Operating earnings before income taxes is an internal measure used by management to evaluate segment performance. The Company uses the same accounting policies and procedures to measure segment Operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. However, the Company believes that the definitions of Operating earnings before income taxes provide users with a more valuable measure of its business and segment performances and enhance the understanding of the Company’s performance by highlighting performance drivers. Each segment’s Operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes to exclude the following items:

•	Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•	Net guaranteed benefit hedging gains (losses), which include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company’s long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in the Company’s nonperformance spread;

•	Income (loss) related to businesses exited through reinsurance or divestment (including net investment gains (losses) on securities sold and expenses directly related to these transactions);

•	Income (loss) attributable to noncontrolling interest;

•	Income (loss) related to early extinguishment of debt;

•	Impairment of goodwill, value of management contract rights and value of customer relationships acquired;

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

•	Immediate recognition of net actuarial gains (losses) related to the Company’s pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments; and

•	Other items, including restructuring expenses (severance, lease write-offs, etc.), certain third-party expenses and deal incentives related to the divestment of the Company by ING Group and expenses associated with the rebranding of Voya Financial, Inc. from ING U.S., Inc.

Operating earnings before income taxes also does not reflect the results of operations of the Company’s CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company’s CBVA segment.

The summary below reconciles Operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Retirement Solutions:
Retirement	$517.8	$595.8	$448.6
Annuities	262.0	293.8	102.2
Investment Management	210.3	178.1	134.5
Insurance Solutions:
Individual Life	237.3	254.8	196.2
Employee Benefits	148.9	106.1	109.4

Total Ongoing Business	1,376.3	1,428.6	990.9
Corporate	(170.4)	(210.6)	(182.3)
Closed Blocks:
Closed Block Institutional Spread Products	19.5	35.9	45.7
Closed Block Other	5.2	14.7	64.0

Closed Blocks	24.7	50.6	109.7

Total operating earnings before income taxes	1,230.6	1,268.6	918.3

Adjustments:
Closed Block Variable Annuity	(255.2)	(1,209.3)	(692.3)
Net investment gains (losses) and related charges and adjustments	215.1	212.1	455.5
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(12.8)	19.4	97.2
Loss related to businesses exited through reinsurance or divestment	(157.3)	(59.8)	(45.8)
Income (loss) attributable to noncontrolling interest	237.7	190.1	138.2
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(372.7)	405.2	(165.0)
Other adjustments to operating earnings	(100.2)	(68.2)	(100.1)

Income (loss) before income taxes	$785.2	$758.1	$606.0

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Operating revenues is a measure of the Company’s segment revenues. Each segment’s Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•	Net realized investment gains (losses) and related charges and adjustments include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•	Gain (loss) on change in fair value of derivatives related to guaranteed benefits include changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company’s long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Operating revenues, including the impacts related to changes in the Company’s nonperformance spread;

•	Revenues related to businesses exited through reinsurance or divestment (including net investment gains (losses) on securities sold directly related to these transactions);

•	Revenues attributable to noncontrolling interest; and

•	Other adjustments to Operating revenues primarily reflect fee income earned by the Company’s broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company’s segments’ Operating revenues, as well as other items where the income is passed on to third parties.

Operating revenues also do not reflect the revenues of the Company’s CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company’s CBVA segment.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Retirement Solutions:
Retirement	$2,427.4	$2,399.4	$2,271.9
Annuities	1,353.4	1,244.6	1,307.0
Investment Management	655.4	607.7	545.5
Insurance Solutions:
Individual Life	2,717.8	2,791.9	2,793.9
Employee Benefits	1,373.0	1,262.5	1,251.2

Total Ongoing Business	8,527.0	8,306.1	8,169.5
Corporate	91.3	87.4	65.9
Closed Blocks:
Closed Block Institutional Spread Products	74.1	109.1	127.2
Closed Block Other	28.6	27.7	43.8

Closed Blocks	102.7	136.8	171.0

Total operating revenues	8,721.0	8,530.3	8,406.4

Adjustments:
Closed Block Variable Annuity	1,246.0	(726.2)	(70.0)
Net realized investment gains (losses) and related charges and adjustments	216.7	157.4	603.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(30.5)	104.0	83.1
Revenues related to businesses exited through reinsurance or divestment	149.3	(76.2)	64.6
Revenues attributable to noncontrolling interest	455.0	411.2	313.8
Other adjustments to operating revenues	313.4	358.0	214.0

Total revenues	$11,070.9	$8,758.5	$9,615.3

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Investment management intersegment revenues	$157.3	$157.8	$157.6

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2014	December 31, 2013
Retirement Solutions:
Retirement	$96,433.9	$92,336.7
Annuities	25,901.5	26,528.3
Investment Management	492.6	463.3
Insurance Solutions:
Individual Life	26,877.1	25,592.2
Employee Benefits	2,602.4	2,518.5

Total Ongoing Business	152,307.5	147,439.0
Corporate	5,910.0	4,802.8
Closed Blocks:
Closed Block Variable Annuity	48,706.9	49,483.5
Closed Block Institutional Spread Products	1,901.9	3,390.1
Closed Block Other	7,496.3	7,586.5

Closed Blocks	58,105.1	60,460.1

Total assets of segments	216,322.6	212,701.9
Noncontrolling interest	10,628.8	8,321.3

Total assets	$226,951.4	$221,023.2

21. Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. (“Parent Issuer”), Voya Holdings (“Subsidiary Guarantor”) and all other subsidiaries (“Non-Guarantor Subsidiaries”) of the Company as of December 31, 2014 and 2013, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2014, 2013 and 2012.

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018 and the 5.7% senior notes due 2043 (collectively, the “Senior Notes”) and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the “Junior Subordinated Notes”) are fully and unconditionally guaranteed by Voya Holdings, a 100% owned subsidiary of the Company. No other subsidiary of Voya Financial, Inc. guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Voya Holdings does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Voya Holdings for amounts due and payable. See the Insurance Subsidiaries Note to these Consolidated Financial Statements for information on any significant restrictions on the ability of the Parent Issuer or Subsidiary Guarantor to obtain funds from its subsidiaries by dividend or return of capital.

The following condensed consolidating financial information is presented in conformance with the components of the Condensed Consolidated Financial Statements. Investments in subsidiaries are accounted for using the

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

equity method for purposes of illustrating the consolidating presentation. Equity in the subsidiaries is therefore reflected in the Parent Issuer’s and Subsidiary Guarantor’s Investment in subsidiaries and Equity in earnings of subsidiaries. Non-Guarantor Subsidiaries represent all other subsidiaries on a combined basis. The consolidating adjustments presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet

December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,925.6	$(15.3)	$69,910.3
Fixed maturities, at fair value using the fair value option	—	—	3,564.5	—	3,564.5
Equity securities, available-for-sale, at fair value	83.4	—	188.4	—	271.8
Short-term investments	—	—	1,711.4	—	1,711.4
Mortgage loans on real estate, net of valuation allowance	—	—	9,794.1	—	9,794.1
Policy loans	—	—	2,104.0	—	2,104.0
Limited partnerships/corporations	—	—	363.2	—	363.2
Derivatives	69.0	—	1,923.1	(172.5)	1,819.6
Investments in subsidiaries	17,879.7	13,312.0	—	(31,191.7)	—
Other investments	—	14.4	95.9	—	110.3
Securities pledged	—	—	1,184.6	—	1,184.6

Total investments	18,032.1	13,326.4	90,854.8	(31,379.5)	90,833.8
Cash and cash equivalents	682.1	1.6	1,847.2	—	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	816.4	(20.1)	827.0
Accrued investment income	—	—	891.7	—	891.7
Reinsurance recoverable	—	—	7,116.9	—	7,116.9
Deferred policy acquisition costs, Value of business acquired	—	—	4,570.9	—	4,570.9
Sales inducements to contract holders	—	—	253.6	—	253.6
Deferred income taxes	398.2	49.2	873.2	—	1,320.6
Goodwill and other intangible assets	—	—	284.4	—	284.4
Loans to subsidiaries and affiliates	169.0	—	0.3	(169.3)	—
Due from subsidiaries and affiliates	13.0	0.1	6.0	(19.1)	—
Other assets	49.3	—	942.2	(0.9)	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,727.3	—	3,727.3
Cash and cash equivalents	—	—	710.4	—	710.4
Corporate loans, at fair value using the fair value option	—	—	6,793.1	—	6,793.1
Other assets	—	—	92.4	—	92.4
Assets held in separate accounts	—	—	106,007.8	—	106,007.8

Total assets	$19,374.4	$13,377.3	$225,788.6	$(31,588.9)	$226,951.4

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)

December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders’ Equity:
Future policy benefits	$—	$—	$15,691.2	$—	$15,691.2
Contract owner account balances	—	—	69,319.5	—	69,319.5
Payables under securities loan agreement, including collateral held	—	—	1,445.0	—	1,445.0
Short-term debt with affiliates	—	149.7	19.3	(169.0)	—
Long-term debt	2,997.1	515.3	18.6	(15.3)	3,515.7
Funds held under reinsurance agreements	—	—	1,159.6	—	1,159.6
Derivatives	103.5	—	918.3	(172.5)	849.3
Pension and other postretirement provisions	—	—	826.2	—	826.2
Current income taxes	84.8	(5.7)	5.7	—	84.8
Due to subsidiaries and affiliates	4.8	1.2	(1.9)	(4.1)	—
Other liabilities	76.3	14.9	1,278.3	(36.3)	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,838.1	—	6,838.1
Other liabilities	—	—	1,357.8	—	1,357.8
Liabilities related to separate accounts	—	—	106,007.8	—	106,007.8

Total liabilities	3,266.5	675.4	204,883.5	(397.2)	208,428.2

Shareholders’ equity:
Total Voya Financial, Inc. shareholders’ equity	16,107.9	12,701.9	18,489.8	(31,191.7)	16,107.9
Noncontrolling interest	—	—	2,415.3	—	2,415.3

Total shareholders’ equity	16,107.9	12,701.9	20,905.1	(31,191.7)	18,523.2

Total liabilities and shareholders’ equity	$19,374.4	$13,377.3	$225,788.6	$(31,588.9)	$226,951.4

Voya Financial, Inc.

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

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)

December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholder’s Equity:
Future policy benefits	$—	$—	$14,098.4	$—	$14,098.4
Contract owner account balances	—	—	69,908.3	—	69,908.3
Payables under securities loan agreement, including collateral held	—	—	769.4	—	769.4
Short-term debt with affiliates	—	125.4	85.9	(211.3)	—
Long-term debt	2,996.7	514.7	18.7	(15.4)	3,514.7
Funds held under reinsurance agreements	—	—	1,181.5	—	1,181.5
Derivatives	114.0	—	1,420.2	(182.4)	1,351.8
Pension and other postretirement provisions	—	—	474.9	—	474.9
Current income taxes	(47.0)	10.6	80.5	—	44.1
Due to subsidiaries and affiliates	0.2	1.5	12.5	(14.2)	—
Other liabilities	71.1	14.4	1,226.0	(37.4)	1,274.1
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	5,161.6	—	5,161.6
Other liabilities	—	—	903.3	—	903.3
Liabilities related to separate accounts	—	—	106,827.1	—	106,827.1

Total liabilities	3,135.0	666.6	202,168.3	(460.7)	205,509.2

Shareholder’s equity:
Total Voya Financial, Inc. shareholder’s equity	13,272.2	11,928.8	15,747.7	(27,676.5)	13,272.2
Noncontrolling interest	—	—	2,241.8	—	2,241.8

Total shareholder’s equity	13,272.2	11,928.8	17,989.5	(27,676.5)	15,514.0

Total liabilities and shareholder’s equity	$16,407.2	$12,595.4	$220,157.8	$(28,137.2)	$221,023.2

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$11.5	$0.1	$4,610.5	$(7.3)	$4,614.8
Fee income	—	—	3,632.5	—	3,632.5
Premiums	—	—	2,626.4	—	2,626.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(31.9)	—	(31.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.3)	—	(0.3)

Net other-than-temporary impairments recognized in earnings	—	—	(31.6)	—	(31.6)
Other net realized capital gains (losses)	(3.4)	(0.4)	(859.0)	—	(862.8)

Total net realized capital gains (losses)	(3.4)	(0.4)	(890.6)	—	(894.4)
Other revenue	3.2	0.2	432.6	(3.2)	432.8
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	665.5	—	665.5
Changes in fair value related to collateralized loan obligations	—	—	(6.7)	—	(6.7)

Total revenues	11.3	(0.1)	11,070.2	(10.5)	11,070.9
Benefits and expenses:
Policyholder benefits	—	—	3,946.7	—	3,946.7
Interest credited to contract owner account balance	—	—	1,991.2	—	1,991.2
Operating expenses	4.1	—	3,560.8	(3.2)	3,561.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	379.3	—	379.3
Interest expense	149.1	43.2	4.7	(7.3)	189.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	209.5	—	209.5
Other expense	—	—	7.6	—	7.6

Total benefits and expenses	153.2	43.2	10,099.8	(10.5)	10,285.7

Income (loss) before income taxes	(141.9)	(43.3)	970.4	—	785.2
Income tax expense (benefit)	(214.8)	(82.6)	(1,401.9)	(52.9)	(1,752.2)

Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	72.9	39.3	2,372.3	52.9	2,537.4
Equity in earnings (losses) of subsidiaries, net of tax	2,226.8	733.2	—	(2,960.0)	—

Net income (loss) including noncontrolling interest	2,299.7	772.5	2,372.3	(2,907.1)	2,537.4
Less: Net income (loss) attributable to noncontrolling interest	—	—	237.7	—	237.7

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$772.5	$2,134.6	$(2,907.1)	$2,299.7

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$36.4	$0.2	$4,656.2	$(3.8)	$4,689.0
Fee income	—	—	3,666.3	—	3,666.3
Premiums	—	—	1,956.3	—	1,956.3
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(43.7)	—	(43.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(8.0)	—	(8.0)

Net other-than-temporary impairments recognized in earnings	—	—	(35.7)	—	(35.7)
Other net realized capital gains (losses)	(39.2)	—	(2,459.9)	—	(2,499.1)

Total net realized capital gains (losses)	(39.2)	—	(2,495.6)	—	(2,534.8)
Other revenue	4.2	2.6	429.2	(3.0)	433.0
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	545.2	—	545.2
Changes in fair value related to collateralized loan obligations	—	—	3.5	—	3.5

Total revenues	1.4	2.8	8,761.1	(6.8)	8,758.5
Benefits and expenses:
Policyholder benefits	—	—	2,409.4	—	2,409.4
Interest credited to contract owner account balance	—	—	2,088.4	—	2,088.4
Operating expenses	8.8	—	2,680.9	(3.0)	2,686.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	442.8	—	442.8
Interest expense	129.2	52.8	6.6	(3.8)	184.8
Operating expenses related to consolidated investment entities:
Interest expense	—	—	180.6	—	180.6
Other expense	—	—	7.7	—	7.7

Total benefits and expenses	138.0	52.8	7,816.4	(6.8)	8,000.4

Income (loss) before income taxes	(136.6)	(50.0)	944.7	—	758.1
Income tax expense (benefit)	(208.0)	(31.0)	206.5	—	(32.5)

Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	71.4	(19.0)	738.2	—	790.6
Equity in earnings (losses) of subsidiaries, net of tax	529.1	866.0	—	(1,395.1)	—

Net income (loss) including noncontrolling interest	600.5	847.0	738.2	(1,395.1)	790.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	190.1	—	190.1

Net income (loss) available to Voya Financial, Inc.’s common shareholder	$600.5	$847.0	$548.1	$(1,395.1)	$600.5

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2.4	$1.9	$4,698.3	$(4.7)	$4,697.9
Fee income	—	—	3,515.4	—	3,515.4
Premiums	—	—	1,861.1	—	1,861.1
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(74.1)	—	(74.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(19.0)	—	(19.0)

Net other-than-temporary impairments recognized in earnings	—	—	(55.1)	—	(55.1)
Other net realized capital gains (losses)	—	—	(1,225.7)	—	(1,225.7)

Total net realized capital gains (losses)	—	—	(1,280.8)	—	(1,280.8)
Other revenue	12.5	0.7	373.7	(8.4)	378.5
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	556.6	—	556.6
Changes in fair value related to collateralized loan obligations	—	—	(113.4)	—	(113.4)

Total revenues	14.9	2.6	9,610.9	(13.1)	9,615.3
Benefits and expenses:
Policyholder benefits	—	—	2,613.5	—	2,613.5
Interest credited to contract owner account balance	—	—	2,248.1	—	2,248.1
Operating expenses	30.5	1.2	3,131.7	(8.4)	3,155.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	722.3	—	722.3
Interest expense	74.1	61.4	22.9	(4.7)	153.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	106.4	—	106.4
Other expense	—	—	10.3	—	10.3

Total benefits and expenses	104.6	62.6	8,855.2	(13.1)	9,009.3

Income (loss) before income taxes	(89.7)	(60.0)	755.7	—	606.0
Income tax expense (benefit)	(349.4)	(1.2)	395.9	(50.5)	(5.2)

Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	259.7	(58.8)	359.8	50.5	611.2
Equity in earnings (losses) of subsidiaries, net of tax	213.3	811.1	—	(1,024.4)	—

Net income (loss) including noncontrolling interest	473.0	752.3	359.8	(973.9)	611.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	138.2	—	138.2

Net income (loss) available to Voya Financial, Inc.’s common shareholder	$473.0	$752.3	$221.6	$(973.9)	$473.0

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income

For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$2,299.7	$772.5	$2,372.3	$(2,907.1)	$2,537.4
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,910.5	1,194.3	1,914.5	(3,108.8)	1,910.5
Other-than-temporary impairments	40.0	34.2	40.0	(74.2)	40.0
Pension and other postretirement benefit liability	(13.8)	(3.2)	(13.8)	17.0	(13.8)

Other comprehensive income (loss), before tax	1,936.7	1,225.3	1,940.7	(3,166.0)	1,936.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	682.1	433.1	682.1	(1,115.2)	682.1

Other comprehensive income (loss), after tax	1,254.6	792.2	1,258.6	(2,050.8)	1,254.6

Comprehensive income (loss)	3,554.3	1,564.7	3,630.9	(4,957.9)	3,792.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	237.7	—	237.7

Comprehensive income (loss) attributable to Voya Financial, Inc.’s common shareholders	$3,554.3	$1,564.7	$3,393.2	$(4,957.9)	$3,554.3

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income

For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$600.5	$847.0	$738.2	$(1,395.1)	$790.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,989.8)	(1,894.2)	(2,993.2)	4,887.4	(2,989.8)
Other-than-temporary impairments	48.0	26.8	48.0	(74.8)	48.0
Pension and other postretirement benefit liability	(13.8)	(3.2)	(13.8)	17.0	(13.8)

Other comprehensive income (loss), before tax	(2,955.6)	(1,870.6)	(2,959.0)	4,829.6	(2,955.6)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,094.0)	(698.8)	(1,093.8)	1,792.6	(1,094.0)

Other comprehensive income (loss), after tax	(1,861.6)	(1,171.8)	(1,865.2)	3,037.0	(1,861.6)

Comprehensive income (loss)	(1,261.1)	(324.8)	(1,127.0)	1,641.9	(1,071.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	190.1	—	190.1

Comprehensive income (loss) attributable to Voya Financial, Inc.’s common shareholder	$(1,261.1)	$(324.8)	$(1,317.1)	$1,641.9	$(1,261.1)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income

For the Year Ended December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$473.0	$752.3	$359.8	$(973.9)	$611.2
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,659.1	1,281.7	1,655.9	(2,937.6)	1,659.1
Other-than-temporary impairments	52.2	30.4	52.2	(82.6)	52.2
Pension and other postretirement benefit liability	(21.4)	(3.2)	(21.4)	24.6	(21.4)

Other comprehensive income (loss), before tax	1,689.9	1,308.9	1,686.7	(2,995.6)	1,689.9
Income tax expense (benefit) related to items of other comprehensive income (loss)	574.2	411.9	555.3	(967.2)	574.2

Other comprehensive income (loss), after tax	1,115.7	897.0	1,131.4	(2,028.4)	1,115.7

Comprehensive income (loss)	1,588.7	1,649.3	1,491.2	(3,002.3)	1,726.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	138.2	—	138.2

Comprehensive income (loss) attributable to Voya Financial, Inc.’s common shareholder	$1,588.7	$1,649.3	$1,353.0	$(3,002.3)	$1,588.7

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$85.7	$160.1	$3,565.8	$(183.0)	$3,628.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	13,594.0	—	13,594.0
Equity securities, available-for-sale	18.7	13.1	38.2	—	70.0
Mortgage loans on real estate	—	—	1,555.3	—	1,555.3
Limited partnerships/corporations	—	—	204.3	—	204.3
Acquisition of:
Fixed maturities	—	—	(12,985.3)	—	(12,985.3)
Equity securities, available-for-sale	(25.0)	—	(3.4)	—	(28.4)
Mortgage loans on real estate	—	—	(2,036.4)	—	(2,036.4)
Limited partnerships/corporations	—	—	(289.0)	—	(289.0)
Short-term investments, net	—	—	(662.0)	—	(662.0)
Policy loans, net	—	—	43.0	—	43.0
Derivatives, net	1.3	—	(1,118.7)	—	(1,117.4)
Other investments, net	—	(11.0)	44.0	—	33.0
Sales from consolidated investments entities	—	—	3,470.1	—	3,470.1
Purchases of consolidated investment entities	—	—	(5,533.9)	—	(5,533.9)
Maturity of intercompany loans with maturities more than three months	0.9	—	—	(0.9)	—
Net maturity of short-term intercompany loans to subsidiaries	41.5	—	—	(41.5)	—
Return of capital contributions and dividends from subsidiaries	902.0	780.0	—	(1,682.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	401.5	—	401.5
Purchases of fixed assets, net	—	—	(32.7)	—	(32.7)

Net cash provided by (used in) investing activities	$789.4	$611.1	$(3,311.0)	$(1,403.4)	$(3,313.9)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued)

For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$8,153.6	$—	$8,153.6
Maturities and withdrawals from investment contracts	—	—	(9,899.3)	—	(9,899.3)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities of more than three months	—	—	(0.9)	0.9	—
Net (repayments of) proceeds from short-term intercompany loans	—	24.3	(65.8)	41.5	—
Return of capital contributions and dividends to parent	—	(795.0)	(1,070.0)	1,865.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	401.3	—	401.3
Repayments of borrowings of consolidated investment entities	—	—	(75.8)	—	(75.8)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,624.9	—	1,624.9
Excess tax benefits on share-based compensation	—	—	3.9	—	3.9
Share-based compensation	(16.9)	—	—	—	(16.9)
Common stock acquired—Share repurchase	(789.4)	—	—	—	(789.4)
Dividends paid	(10.1)	—	—	—	(10.1)

Net cash provided by (used in) financing activities	(833.2)	(770.7)	(607.1)	1,586.4	(624.6)

Net increase (decrease) in cash and cash equivalents	41.9	0.5	(352.3)	—	(309.9)
Cash and cash equivalents, beginning of year	640.2	1.1	2,199.5	—	2,840.8

Cash and cash equivalents, end of year	$682.1	$1.6	$1,847.2	$—	$2,530.9

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$203.4	$83.3	$3,076.7	$(100.0)	$3,263.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	16,681.3	—	16,681.3
Equity securities, available-for-sale	14.5	14.0	23.1	—	51.6
Mortgage loans on real estate	—	—	1,580.0	—	1,580.0
Limited partnerships/corporations	—	—	466.1	—	466.1
Acquisition of:
Fixed maturities	—	—	(19,014.8)	—	(19,014.8)
Equity securities, available-for-sale	(19.6)	(11.1)	(16.9)	—	(47.6)
Mortgage loans on real estate	—	0.4	(2,206.4)	—	(2,206.0)
Limited partnerships/corporations	—	—	(97.0)	—	(97.0)
Short-term investments, net	—	—	4,943.1	—	4,943.1
Policy loans, net	—	—	53.3	—	53.3
Derivatives, net	(6.6)	—	(2,617.1)	—	(2,623.7)
Other investments, net	—	—	53.0	—	53.0
Sales from consolidated investments entities	—	—	3,203.0	—	3,203.0
Purchases of consolidated investment entities	—	—	(4,257.9)	—	(4,257.9)
Maturity of Intercompany loans with maturities more than three months	2.3	—	—	(2.3)	—
Net maturity of short-term intercompany loans	(136.6)	58.0	261.1	(182.5)	—
Return of capital contributions and dividends from subsidiaries	1,434.0	1,077.0	—	(2,511.0)	—
Capital contributions to subsidiaries	(2,062.0)	(0.3)	—	2,062.3	—
Collateral received (delivered), net	27.7	—	(657.0)	—	(629.3)
Purchases of fixed assets, net	—	—	(40.7)	—	(40.7)
Other, net	—	(0.4)	0.4	—	—

Net cash provided by (used in) investing activities	$(746.3)	$1,137.6	$(1,643.4)	$(633.5)	$(1,885.6)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued)

For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$12,893.9	$—	$12,893.9
Maturities and withdrawals from investment contracts	—	—	(14,301.0)	—	(14,301.0)
Proceeds from issuance of debt with maturities of more than three months	2,146.8	—	—	—	2,146.8
Repayment of debt with maturities of more than three months	(1,370.4)	(638.6)	(688.4)	—	(2,697.4)
Short-term debt, net	(171.6)	—	—	—	(171.6)
Debt issuance costs	(26.5)	—	—	—	(26.5)
Intercompany loans with maturities more than three months	—	—	(2.3)	2.3	—
Net (repayments of) proceeds from short-term intercompany loans	(319.1)	125.4	11.2	182.5	—
Return of capital contributions and dividends to parent	—	(987.0)	(1,624.0)	2,611.0	—
Contributions of capital from parent	—	280.0	1,782.3	(2,062.3)	—
Borrowings of consolidated investment entities	—	—	196.5	—	196.5
Repayments of borrowings of consolidated investment entities	—	—	(128.2)	—	(128.2)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,197.3	—	1,197.3
Proceeds from issuance of common stock	571.6	—	—	—	571.6
Dividends paid	(5.2)	—	—	—	(5.2)

Net cash provided by (used in) financing activities	825.6	(1,220.2)	(662.7)	733.5	(323.8)

Net increase (decrease) in cash and cash equivalents	282.7	0.7	770.6	—	1,054.0
Cash and cash equivalents, beginning of year	357.5	0.4	1,428.9	—	1,786.8

Cash and cash equivalents, end of year	$640.2	$1.1	$2,199.5	$—	$2,840.8

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$59.7	$50.5	$3,264.9	$(93.0)	$3,282.1

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	17,015.2	—	17,015.2
Equity securities, available-for-sale	27.2	12.0	27.6	—	66.8
Mortgage loans on real estate	—	—	1,991.8	—	1,991.8
Loan—Dutch State obligation	—	—	1,781.9	—	1,781.9
Limited partnerships/corporations	—	—	895.9	—	895.9
Acquisition of:
Fixed maturities	—	—	(17,292.3)	—	(17,292.3)
Equity securities, available-for-sale	(14.0)	(17.5)	(10.3)	—	(41.8)
Mortgage loans on real estate	—	—	(1,969.0)	—	(1,969.0)
Limited partnerships/corporations	—	—	(178.9)	—	(178.9)
Short-term investments, net	—	—	(2,397.4)	—	(2,397.4)
Policy loans, net	—	—	63.6	—	63.6
Derivatives, net	—	—	(1,395.8)	—	(1,395.8)
Other investments, net	—	1.3	42.1	—	43.4
Sales from consolidated investments entities	—	—	1,781.7	—	1,781.7
Purchases of consolidated investment entities	—	—	(2,851.6)	—	(2,851.6)
Net maturity of short-term intercompany loans	102.3	(33.5)	2,070.8	(2,139.6)	—
Return of capital contributions and dividends from subsidiaries	813.0	720.0	—	(1,533.0)	—
Capital contributions to subsidiaries	(400.0)	—	—	400.0	—
Collateral received (delivered), net	7.2	—	132.7	—	139.9
Purchases of fixed assets, net	—	—	(29.3)	—	(29.3)

Net cash provided by (used in) investing activities	$535.7	$682.3	$(321.3)	$(3,272.6)	$(2,375.9)

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued)

For the Year Ended December 31, 2012

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$16,118.8	$—	$16,118.8
Maturities and withdrawals from investment contracts	—	—	(19,033.4)	—	(19,033.4)
Proceeds from issuance of debt with maturities of more than three months	3,048.5	—	1.1	—	3,049.6
Repayment of debt with maturities of more than three months	(902.5)	—	—	—	(902.5)
Short-term debt, net	(309.1)	—	—	—	(309.1)
Debt issuance costs	(38.8)	—	—	—	(38.8)
Net (repayments of) proceeds from short-term intercompany loans	(2,037.3)	—	(102.3)	2,139.6	—
Return of capital contributions and dividends to parent	—	(733.0)	(893.0)	1,626.0	—
Contributions of capital from parent	—	—	400.0	(400.0)	—
Borrowings of consolidated investment entities	—	—	152.6	—	152.6
Repayments of borrowings of consolidated investment entities	—	—	(56.6)	—	(56.6)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,262.0	—	1,262.0

Net cash provided by (used in) financing activities	(239.2)	(733.0)	(2,150.8)	3,365.6	242.6

Net increase (decrease) in cash and cash equivalents	356.2	(0.2)	792.8	—	1,148.8
Cash and cash equivalents, beginning of year	1.3	0.6	636.1	—	638.0

Cash and cash equivalents, end of year	$357.5	$0.4	$1,428.9	$—	$1,786.8

Voya Financial, Inc.

Notes to the Consolidated Financial Statements

(Dollar amounts in millions, unless otherwise stated)

22. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2014 and 2013 are summarized in the table below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2014
Total revenues	$2,670.9	$2,698.1	$3,191.1	$2,510.8
Total benefits and expenses	2,368.6	2,279.1	2,636.3	3,001.7
Income (loss) before income taxes	302.3	419.0	554.8	(490.9)
Net income (loss)	271.6	412.9	517.4	1,335.5
Less: Net income (loss) attributable to noncontrolling interest	13.5	166.6	116.6	(59.0)
Net income (loss) available to Voya Financial, Inc.’s common shareholders	258.1	246.3	400.8	1,394.5
Earnings Per Share
Basic	$0.99	$0.97	$1.59	$5.71

Diluted	$0.98	$0.96	$1.58	$5.66

Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01
2013
Total revenues	$1,818.6	$2,140.6	$2,435.3	$2,364.0
Total benefits and expenses	2,032.9	2,215.8	2,015.3	1,736.4
Income (loss) before income taxes	(214.3)	(75.2)	420.0	627.6
Net income (loss)	(225.5)	(85.3)	447.7	653.7
Less: Net income (loss) attributable to noncontrolling interest	(13.5)	(3.1)	101.1	105.6
Net income (loss) available to Voya Financial, Inc.’s common shareholders	(212.0)	(82.2)	346.6	548.1
Earnings Per Share(1)
Basic	$(0.92)	$(0.33)	$1.33	$2.10

Diluted	$(0.92)	$(0.33)	$1.32	$2.08

Cash dividends declared per common share	$—	$—	$0.01	$0.01

(1)	Per-share amounts give retroactive effect to the 2,295.248835-for-1 stock split effected on April 11, 2013.

Voya Financial, Inc.

Schedule I

Summary of Investments Other than Investments in Affiliates

As of December 31, 2014

(In millions)

	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Type of Investments
Fixed maturities:
U.S. Treasuries	$3,279.0	$3,904.0	$3,904.0
U.S. Government agencies and authorities	376.1	435.9	435.9
State, municipalities, and political subdivisions	659.5	694.4	694.4
U.S. corporate securities	37,425.5	40,740.8	40,740.8
Foreign securities(1)	15,531.6	16,444.2	16,444.2
Residential mortgage-backed securities	5,972.7	6,656.8	6,656.8
Commercial mortgage-backed securities	3,916.3	4,188.2	4,188.2
Other asset-backed securities	1,538.1	1,595.1	1,595.1

Total fixed maturities, including securities pledged	68,698.8	74,659.4	74,659.4
Equity securities, available-for-sale	242.0	271.8	271.8
Short-term investments	1,711.4	1,711.4	1,711.4
Mortgage loans on real estate	9,794.1	10,286.6	9,794.1
Policy loans	2,104.0	2,104.0	2,104.0
Limited partnerships/corporations	363.2	363.2	363.2
Derivatives	495.0	1,819.6	1,819.6
Other investments	110.3	120.4	110.3

Total investments	$83,518.8	$91,336.4	$90,833.8

(1)	The term “foreign” includes foreign governments, foreign political subdivisions, foreign public utilities and all other bonds of foreign issuers. Substantially all of the Company’s foreign securities are denominated in U.S. dollars.

Voya Financial, Inc.

Schedule II

Condensed Financial Information of Parent

Balance Sheets

(In millions, except share data)

	As of December 31,
	2014	2013
Assets
Investments:
Equity securities, available-for-sale, at fair value	$83.4	$76.6
Derivatives	69.0	69.9
Investments in subsidiaries	17,879.7	15,103.8

Total investments	18,032.1	15,250.3
Cash and cash equivalents	682.1	640.2
Short-term investments under securities loan agreements, including collateral delivered	30.7	30.7
Loans to subsidiaries	169.0	211.3
Due from subsidiaries	13.0	26.9
Current income taxes	—	47.0
Deferred income taxes	398.2	204.4
Other assets	49.3	43.4

Total assets	$19,374.4	$16,454.2

Liabilities and Shareholders’ Equity
Long-term debt	$2,997.1	$2,996.7
Derivatives	103.5	114.0
Due to subsidiaries	4.8	0.2
Current income taxes	84.8	—
Other liabilities	76.3	71.1

Total liabilities	3,266.5	3,182.0

Shareholders’ equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 263,653,468 and 261,754,931 shares issued as of 2014 and 2013, respectively; 241,875,485 and 261,675,811 shares outstanding as of 2014 and 2013, respectively)	2.6	2.6
Treasury stock (at cost; 21,777,983 and 79,120 shares as of 2014 and 2013, respectively)	(807.0)	—
Additional paid-in capital	23,650.1	23,563.7
Accumulated other comprehensive income (loss)	3,103.7	1,849.1
Retained earnings (deficit):
Appropriated-consolidated investment entities	20.4	18.4
Unappropriated	(9,861.9)	(12,161.6)

Total Voya Financial, Inc. shareholders’ equity	16,107.9	13,272.2

Total liabilities and shareholders’ equity	$19,374.4	$16,454.2

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.

Schedule II

Condensed Financial Information of Parent

Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$11.5	$36.4	$2.4
Net realized capital gains (losses)	(3.4)	(39.2)	—
Other revenue	3.2	4.2	12.5

Total revenues	11.3	1.4	14.9

Expenses:
Interest expense	149.1	129.2	74.1
Other expense	4.1	8.8	30.5

Total expenses	153.2	138.0	104.6

Loss before income taxes and equity in earnings of subsidiaries	(141.9)	(136.6)	(89.7)
Income tax (benefit) expense	(214.8)	(208.0)	(349.4)

Net income (loss) before equity in earnings of subsidiaries	72.9	71.4	259.7
Equity in earnings of subsidiaries	2,226.8	529.1	213.3

Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$600.5	$473.0

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.

Schedule II

Condensed Financial Information of Parent

Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$600.5	$473.0
Other comprehensive income (loss), after tax	1,254.6	(1,861.6)	1,115.7

Comprehensive income (loss) attributable to Voya Financial, Inc.’s common shareholders	$3,554.3	$(1,261.1)	$1,588.7

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.

Schedule II

Condensed Financial Information of Parent

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.’s common shareholders	$2,299.7	$600.5	$473.0
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc.’s common shareholders to Net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(2,226.8)	(529.1)	(213.3)
Net accretion/amortization of discount/premium	0.4	0.3	—
Deferred income tax (benefit) expense	(141.0)	(77.0)	135.6
Net realized capital (gains) losses	(3.4)	39.2	—
Change in:
Other receivables and asset accruals	145.9	191.8	(162.4)
Due from subsidiaries	3.8	1.1	(10.2)
Due to subsidiaries	6.5	(22.9)	(0.8)
Other payables and accruals	5.1	7.1	(162.2)
Other, net	(4.5)	(7.6)	—

Net cash provided by operating activities	85.7	203.4	59.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities, available-for-sale	18.7	14.5	27.2
Acquisition of equity securities, available-for-sale	(25.0)	(19.6)	(14.0)
Derivatives, net	1.3	(6.6)	—
Short-term intercompany loans issued to subsidiaries with maturities more than three months	0.9	2.3	—
Net maturity of intercompany loans to subsidiaries	41.5	(136.6)	102.3
Return of capital contributions and dividends from subsidiaries	902.0	1,434.0	813.0
Capital contributions to subsidiaries	(150.0)	(2,062.0)	(400.0)
Collateral received (delivered), net	—	27.7	7.2

Net cash provided by (used in) investing activities	789.4	(746.3)	535.7

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.

Schedule II

Condensed Financial Information of Parent

Statements of Cash Flows (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	—	2,146.8	3,048.5
Repayment of debt with maturities of more than three months	—	(1,370.4)	(902.5)
Short-term debt, net	—	(171.6)	(309.1)
Debt insurance costs	(16.8)	(26.5)	(38.8)
Net (repayments of) proceeds from loans to subsidiaries	—	(319.1)	(2,037.3)
Proceeds from issuance of common stock, net	—	571.6	—
Share-based compensation	(16.9)	—	—
Common stock acquired—Share buyback	(789.4)	—	—
Dividends paid	(10.1)	(5.2)	—

Net cash (used in) provided by financing activities	(833.2)	825.6	(239.2)

Net increase in cash and cash equivalents	41.9	282.7	356.2
Cash and cash equivalents, beginning of period	640.2	357.5	1.3

Cash and cash equivalents, end of period	$682.1	$640.2	$357.5

Supplemental cash flow information:
Income taxes paid (received), net	$42.8	$43.0	$5.2
Interest paid	141.1	90.6	33.4

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

1. Basis of Presentation

The condensed financial information of Voya Financial, Inc. should be read in conjunction with the consolidated financial statements of Voya Financial, Inc. and its subsidiaries (collectively the “Company”) and the notes thereto (the “Consolidated Financial Statements”).

Prior to May 2013, the Company was an indirect, wholly owned subsidiary of ING Groep N.V. (“ING Group” or “ING”), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial, Inc. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol “VOYA.” On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. (“ING International”), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, “the IPO”). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering (“Secondary Offering”), reducing ING Group’s ownership in the Company to 57%.

On March 25, 2014, ING Group completed a sale of 30,475,000 shares of common stock of Voya Financial, Inc. in a registered public offering (the “March 2014 Offering”). Also on March 25, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,255,853 shares of its common stock from ING Group (the “March 2014 Direct Share Repurchase”) (the March 2014 Offering and the March 2014 Direct Share Repurchase collectively, the “March 2014 Transactions”). Upon completion of the March 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to approximately 43%.

On September 8, 2014, ING Group completed a sale of 22,277,993 shares of common stock of Voya Financial, Inc. in a registered public offering (the “September 2014 Offering”). Also on September 8, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 7,722,007 shares of its common stock from ING Group (the “September 2014 Direct Share Repurchase”) (the September 2014 Offering and the September 2014 Direct Share Repurchase collectively, the “September 2014 Transactions”). Upon completion of the September 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to 32.5%.

On November 18, 2014, ING Group completed a sale of 30,030,013 shares of common stock of Voya Financial, Inc. in a registered public offering (the “November 2014 Offering”). Also on November 18, 2014, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 4,469,987 shares of its common stock from ING Group (the “November 2014 Direct Share Repurchase”) (the November 2014 Offering and the November 2014 Direct Share Repurchase collectively, the “November 2014 Transactions”). Upon completion of the November 2014 Transactions, ING Group’s ownership of Voya Financial, Inc. was reduced to 19%. Pursuant to an agreement with the European Union, ING Group is required to divest its remaining ownership stake in the Company by the end of 2016.

The accompanying financial information reflects the results of operations, financial position and cash flows for Voya Financial, Inc. The financial information is in conformity with accounting principles generally accepted in

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

the United States and require management to adopt accounting policies and make certain estimates and assumptions. Investments in subsidiaries are accounted for using the equity method of accounting.

2. Loans to Subsidiaries

Voya Financial, Inc. maintains reciprocal loan agreements with subsidiaries to facilitate unanticipated short-term cash requirements that arise in the ordinary course of business. Under these loan agreements, the limitations on borrowing are based on the nature of the subsidiary’s operations. For reciprocal loan agreements with insurance companies, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary’s statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. For reciprocal loan agreements with non-insurance subsidiaries, the limits vary and are set by management based on an assessment of the financial position of the subsidiary. During the years ended 2013 and 2012, interest on any borrowing by a subsidiary was charged at the rate of Voya Financial, Inc.’s cost of funds for the interest period, plus 0.15%. Effective January 2014, interest on any borrowing by a subsidiary under a reciprocal loan agreement is charged at a rate based on the prevailing market rate for similar third-party borrowings for securities. Borrowings by Voya Alternative Asset Management LLC (“VAAM”) occur to enable VAAM to make capital contributions to the Voya Multi-Strategy Opportunity Fund LLC (“the fund”), the fund that it manages. The applicable variable interest rate is equal to the rate of return on capital invested in the fund, which may be negative over any given period.

Interest income earned on loans to subsidiaries was $5.0, $2.0 and $1.1 for the years ended December 31, 2014, 2013 and 2012, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

The following table summarizes the carrying value of the Company’s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2014	2013
Voya Alternative Asset Management LLC	-7.00%	06/30/2015	$3.3	$4.1
Voya Investment Management, LLC	2.01%	01/05/2015	6.0	8.0
Voya Investment Management, LLC	2.01%	01/07/2015	5.0	—
Voya Services Company	0.90%	01/02/2014	—	69.8
Voya Payroll Management, Inc.	1.99%	01/02/2015	5.0	—
Voya Holdings Inc.	2.04%	01/28/2015	149.7	69.2
Voya Holdings Inc.	1.12%	01/09/2014	—	34.5
Voya Holdings Inc.	1.12%	01/14/2014	—	21.7
Security Life of Denver International Limited	1.12%	01/14/2014	—	4.0

Total			$169.0	$211.3

3. Financing Agreements

Short-term Debt

Voya Financial, Inc. did not have any short-term debt borrowings outstanding as of December 31, 2014 and 2013.

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

Inter-company financing

Under the reciprocal loan agreements with subsidiaries, interest on any borrowing by Voya Financial, Inc. from a subsidiary was charged during 2013 at a rate based on the prevailing interest rate of U.S. commercial paper available for purchase with a similar duration. Effective January 2014, interest on any borrowing under reciprocal loan agreements is charged at the prevailing market interest rate for similar third-party borrowings for securities.

Long-term Debt

The following table summarizes Voya Financial, Inc.’s long-term debt securities for the periods indicated:

	Interest Rate		As of December 31,
		Maturity	2014	2013
5.5% Senior Notes, due 2022	5.5%	7/15/2022	$849.6	$849.6
2.9% Senior Notes, due 2018	2.9%	2/15/2018	998.9	998.5
5.7% Senior Notes, due 2043	5.7%	7/15/2043	398.6	398.6
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	5.65%	5/15/2053	750.0	750.0

Subtotal			2,997.1	2,996.7
Less: Current portion of long-term debt			—	—

Total			$2,997.1	$2,996.7

As of December 31, 2014 and 2013, Voya Financial, Inc. was in compliance with its debt covenants related to the borrowings in the table above.

As of December 31, 2014, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2015	$—
2016	—
2017	—
2018	1,000.0
2019	—
Thereafter	2,000.0

Total	$3,000.0

Credit Facilities

Voya Financial, Inc. maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Unsecured and uncommitted credit facilities totaled $1.7 and unsecured and committed facilities totaled $6.5 billion. Voya Financial, Inc. additionally has approximately $10.0 of secured facilities. Of the aggregate $6.5 billion capacity available, Voya Financial, Inc. utilized $3.9 billion in credit facilities outstanding as of December 31, 2014. Total fees associated with credit facilities in 2014, 2013 and 2012 totaled $58.5, $92.3 and $166.4, respectively.

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

Guarantees

Voya Financial, Inc. provides an indemnification of a securities lending agreement between the Master Trust and a third-party bank. In the event of default on the securities lending agreement by the Master Trust, Voya Financial, Inc. is required to indemnify the third-party bank for the outstanding obligations of the Master Trust. These agreements and the related indemnifications amounted to $750.0 and $1.5 billion as of December 31, 2014 and 2013, respectively, and were entered into to obtain collateral to support Voya Financial, Inc.’s reinsurance obligations and are effective for the duration that the collateral remains outstanding.

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

The following surplus maintenance agreements associated with Voya Financial, Inc.’s captive reinsurance subsidiaries are effective for the duration of the in force policies subject to the related reinsurance transactions:

On December 31, 2010, Voya Financial, Inc. entered into a surplus maintenance agreement with Roaring River II, LLC (“Roaring River II”), a wholly owned subsidiary of Voya Financial, Inc., whereby Voya Financial, Inc. agrees to cause Roaring River II to maintain Adjusted Capital and Surplus at 250% of its Company Action Level Risk-Based Capital (“CAL”). The Roaring River II agreement includes a provision for capital contributions to be made in the event certain expense thresholds are exceeded by Roaring River II.

On September 6, 2012, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River III, LLC (“Roaring River III”). At inception, the reimbursement agreement requires Voya Financial, Inc. to cause $165.0 of capital to be maintained in Roaring River III Holding LLC, the intermediate holding company of Roaring River III, and $60.0 of capital to be maintained in Roaring River III for a total of $225.0. On December 18, 2014, Voya Financial, Inc. terminated the reimbursement agreement. Therefore, effective December 18, 2014, the guarantee obligations of Voya Financial, Inc. were extinguished.

On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC (“Roaring River IV”). At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $78.6 of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV and Roaring River III Holding LLC, and $45.0 of capital to be maintained in Roaring River IV for a total of $123.6. This amount is exclusive of any capital held for Roaring River III Holding LLC and will vary over time based on a percentage of Roaring River IV in force life insurance.

On June 28, 2007, the Voya Financial, Inc. entered into a surplus maintenance agreement whereby Voya Financial, Inc. agreed to cause Whisperingwind III, LLC (“WWIII”) to maintain Adjusted Capital and Surplus at 200% of its CAL. Effective January 1, 2014, the surplus maintenance agreement was terminated when the reinsurance agreements with WWIII were novated to Roaring River IV.

Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC (“Langhorne I”), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85.0.

The maximum potential obligations associated with the above surplus maintenance agreements are not specified in the agreements and therefore, it is not possible to determine the maximum potential amounts due under these guarantees.

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc. entered into a guaranty agreement on December 31, 2013 with a third-party bank in order to guarantee certain reimbursement obligations of Security Life of Denver International Limited, a wholly owned subsidiary of Voya Financial, Inc., under a $250.0 letter of credit facility with a third party.

NN Group issued a $500.0 loan to Voya Holdings Inc. on August 9, 2007. This loan had an interest rate of LIBOR plus 0.05% and was scheduled to mature on April 29, 2016. Upon issuance of this loan, Voya Financial, Inc. entered into an agreement in which it guaranteed all obligations under the loan agreement to ING V. On July 5, 2013 all amounts outstanding under this loan were repaid.

Voya Holdings Inc. issued $50.0 of 8.424% Trust Originated Preferred Securities (“ToPR”) on April 3, 1997 due on April 1, 2027. As of December 31, 2014, $13.0 total principal value amount is outstanding. On January 27, 2003, Voya Financial, Inc. entered into an agreement in which it guaranteed the full payment when due of all obligations under ToPR. Under the same guarantee agreement, Voya Financial, Inc. also unconditionally guarantees the payment of any principal or interest due in respect of Voya Holdings notes (“Aetna Notes”). As of December 31, 2014, the remaining principal amounts of the Aetna Notes outstanding were $506.1.

Effective February 25, 2000, Voya Financial, Inc. entered into a Corporate Guarantee Agreement with a third-party ceding insurer where Voya Financial, Inc. guarantees the reinsurance obligations of one of its wholly owned subsidiaries assumed under a reinsurance agreement with the third-party cedent. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2014 and 2013 in relation to these intercompany indemnifications and support agreements. As of December 31, 2014 and 2013, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these indemnifications and support agreements.

4. Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Voya Holdings Inc.	$795.0	$987.0	$733.0
Security Life of Denver Insurance Company	32.0	447.0	80.0
Voya Financial Products Company, Inc.	75.0	—	—

Total	$902.0	$1,434.0	$813.0

5. Income Taxes

As of December 31, 2014 and 2013, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Voya Financial, Inc.

Schedule II

Notes to Condensed Financial Information of Parent

(Dollar amounts in millions, unless otherwise stated)

Valuation allowances have been applied to these deferred tax assets as of December 31, 2014 and 2013. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to these Consolidated Financial Statements.

As of December 31, 2014 and 2013, Voya Financial, Inc. has recognized deferred tax assets of $398.2 and $204.4, respectively, primarily related to federal net operating loss carryforwards and AMT credit carryforwards.

Tax Sharing Agreement

Voya Financial, Inc. has entered into a federal tax sharing agreement with members of an affiliated group as defined in Section 1504 of the Internal Revenue Code of 1986, as amended. The agreement provides for the manner of calculation and the amounts/timing of the payments between the parties as well as other related matters in connection with the filing of consolidated federal income tax returns. For 2012 and prior years, the federal tax sharing agreement required Voya Financial, Inc. to pay its subsidiaries for the tax benefits of ordinary and capital losses as they were incurred, and in turn required its subsidiaries to pay Voya Financial, Inc. for the taxes payable on their ordinary income and capital gains. Under the agreement, Voya Financial, Inc. was required to make payments even if losses do not offset other subsidiaries’ ordinary income or capital gains. Effective January 1, 2013, the parties have entered into a federal tax sharing agreement which provides that for 2013 and subsequent years, Voya Financial, Inc. will pay its subsidiaries for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Voya Financial, Inc. has also entered into a state tax sharing agreement with each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which Voya Financial, Inc. and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined or unitary basis.

Voya Financial, Inc.

Schedule III

Supplementary Insurance Information

As of December 31, 2014 and 2013

(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2014
Retirement Solutions:
Retirement	$1,081.0	$29,236.7	$—
Annuities	492.3	21,984.5	—
Insurance Solutions:
Individual Life	2,440.5	18,722.9	—
Employee Benefits	89.2	2,069.3	(0.1)
Investment Management	2.0	—	—
Corporate	0.3	65.0	—
Closed Blocks:
Variable Annuity	465.6	5,746.4	—
Institutional Spread Products	—	1,530.7	—
Other	—	5,655.2	—

Total	$4,570.9	$85,010.7	$(0.1)

2013
Retirement Solutions:
Retirement	$1,415.3	$28,748.3	$—
Annuities	591.7	22,675.5	—
Insurance Solutions:
Individual Life	2,752.9	18,314.1	(0.1)
Employee Benefits	99.2	2,036.6	(0.4)
Investment Management	2.5	—	—
Corporate	0.8	85.0	—
Closed Blocks:
Variable Annuity	489.0	3,824.7	—
Institutional Spread Products	0.2	2,602.1	—
Other	—	5,720.4	(0.1)

Total	$5,351.6	$84,006.7	$(0.6)

(1)	Represents unearned premiums associated with short-duration products of the Company’s accident and health business.

Voya Financial, Inc.

Schedule III

Supplementary Insurance Information

Years Ended December 31, 2014, 2013 and 2012

(In millions)

Segment	Net Investment Income(1)(2)	Premiums and Fee Income(1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2014
Retirement Solutions:
Retirement	$1,818.5	$798.9	$935.0	$162.0	$1,155.3	$—
Annuities	1,235.3	226.0	791.9	132.5	139.8	—
Insurance Solutions:
Individual Life	903.1	1,823.9	2,165.5	18.1	468.5	—
Employee Benefits	111.6	1,265.8	940.7	28.7	254.7	734.9
Investment Management	(92.5)	599.3	—	4.8	520.3	—
Corporate	311.1	(235.7)	—	—	485.6	—
Closed Blocks:
Variable Annuity	163.2	1,773.9	994.8	32.8	473.6	—
Institutional Spread Products	115.2	2.3	43.3	0.4	10.9	—
Other	49.3	4.5	66.7	—	53.0	—

Total	$4,614.8	$6,258.9	$5,937.9	$379.3	$3,561.7	$734.9

2013
Retirement Solutions:
Retirement	$1,809.4	$765.6	$848.8	$45.9	$1,112.2	$—
Annuities	1,271.1	81.4	755.5	114.4	127.0	—
Insurance Solutions:
Individual Life	931.9	1,866.9	2,059.6	193.0	358.3	—
Employee Benefits	118.3	1,148.9	903.5	16.8	236.0	587.0
Investment Management	(60.8)	552.0	—	4.4	493.2	—
Corporate	336.0	(163.2)	10.5	0.2	(194.6)	—
Closed Blocks:
Variable Annuity	97.7	1,366.4	(51.8)	67.5	467.5	—
Institutional Spread Products	187.0	2.4	62.8	0.6	10.0	—
Other	(1.6)	2.2	(91.1)	—	77.1	—

Total	$4,689.0	$5,622.6	$4,497.8	$442.8	$2,686.7	$587.0

2012
Retirement Solutions:
Retirement	$1,764.2	$719.9	$842.2	$160.1	$1,058.1	$—
Annuities	1,365.7	71.4	861.0	269.0	124.6	—
Insurance Solutions:
Individual Life	936.1	1,870.5	2,063.3	211.3	433.1	—
Employee Benefits	127.3	1,140.6	892.1	13.5	236.2	589.5
Investment Management	(89.0)	493.6	—	3.0	465.6	—
Corporate	275.0	(163.0)	(6.5)	6.5	317.4	—
Closed Blocks:
Variable Annuity	52.7	1,235.9	113.6	58.3	450.3	—
Institutional Spread Products	233.3	2.4	67.4	0.6	11.5	—
Other	32.6	5.2	28.5	—	58.2	—

Total	$4,697.9	$5,376.5	$4,861.6	$722.3	$3,155.0	$589.5

(1)	Includes the elimination of certain intersegment revenues and expenses, primarily consisting of asset-based management and administration fees, which have been charged by Investment Management and eliminated in the Corporate segment.
(2)	Includes the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company’s management fees expensed by the funds, recorded as operating revenues before the Company’s consolidation of its consolidated investment entities and eliminated in the Investment Management segment.

Voya Financial, Inc.

Schedule IV

Reinsurance

Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2014
Life insurance in force	$801,371.3	$599,504.5	$363,894.1	$565,760.9	64.3%

Premiums:
Life insurance	$1,358.9	$1,394.2	$1,234.4	$1,199.1	102.9%
Accident and health insurance	814.2	108.7	3.8	709.3	0.5%
Annuities	717.9	—	0.1	718.0	—%

Total premiums	$2,891.0	$1,502.9	$1,238.3	$2,626.4	47.1%

2013
Life insurance in force	$811,134.1	$541,044.0	$393,712.4	$663,802.5	59.3%

Premiums:
Life insurance	$1,387.7	$1,360.4	$1,228.5	$1,255.8	97.8%
Accident and health insurance	675.1	100.4	4.4	579.1	0.8%
Annuities	121.3	—	0.1	121.4	0.1%

Total premiums	$2,184.1	$1,460.8	$1,233.0	$1,956.3	63.0%

2012
Life insurance in force	$814,923.0	$592,756.2	$426,188.3	$648,355.1	65.7%

Premiums:
Life insurance	$1,368.6	$1,429.0	$1,296.2	$1,235.8	104.9%
Accident and health insurance	678.2	97.4	5.3	586.1	0.9%
Annuities	37.2	0.1	2.1	39.2	5.4%

Total premiums	$2,084.0	$1,526.5	$1,303.6	$1,861.1	70.0%

Voya Financial, Inc.

Schedule V

Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other		Balance at December 31,
2014
Valuation allowance on deferred tax assets	$2,821.9	$(1,850.0)	$—		$971.9
2013
Valuation allowance on deferred tax assets	$2,974.1	$(86.6)	$(65.6	)(1)	$2,821.9
2012
Valuation allowance on deferred tax assets	$2,875.0	$99.1	$—		$2,974.1

(1)	This amount represents valuation allowances allocated to Other comprehensive income directly related to the appreciation of the Company’s available-for-sale portfolio, and not pertaining to expectations of taxable income in future years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic filings with the U.S. Securities and Exchange Commission (“SEC”) is made known to them in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Voya Financial, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 pertaining to financial reporting in accordance with the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2014.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Voya Financial, Inc.

We have audited Voya Financial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Voya Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Voya Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 27, 2015

Item 9B.	Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. (“ING Group” or “ING”) or its affiliates, has engaged during the year ended December 31, 2014 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2014. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. (“ING Bank”), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc., and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the year ended December 31, 2014 did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the SEC pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be ‘frozen’ under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into ‘frozen’ accounts. Funds can only be withdrawn by relevant parties from these ‘frozen’ accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is ‘frozen’. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. For the year ended December 31, 2014, ING Bank had gross revenues of approximately $21.9 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $395.8 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	17.8	7.7
Issued and reserved for issuance of outstanding:
RSUs	—	3.4
RSUs—Deal incentive awards	—	1.9
PSU awards (1.33 times the number of awards)	—	2.2

Shares available for issuance	17.8	0.2

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of ING U.S., Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

3.2	Amended and Restated By -Laws of ING U.S., Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

3.3	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on April 7, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013)

10.01	Registration Rights Agreement, dated as of May 7, 2013 between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.02	Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.03	Warrant issued to ING Groep N.V, dated May 7, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.04	Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description

10.05	First Supplemental Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.06	Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.74 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.07	Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 26, 2013)

10.08	Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

10.09	First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

10.10	Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.11	First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12	Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.13	Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.14	Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15	First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description

10.16	Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.17	Revolving Credit Agreement, dated as of April 20, 2012, among ING America Insurance Holdings, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18	Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.19	Amended and Restated Revolving Credit Agreement dated as of February 14, 2014, among ING U.S., Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on February 21, 2014)

10.20	Credit Agreement, dated as of December 30, 2011, by and between Security Life of Denver International Limited, ING Bank N.V., London Branch, as administrative agent, and the Issuing Banks described therein (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.21	Master Transaction Agreement, dated as of May 1, 2006, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.22	Advances, Pledge and Security Agreement, dated as of March 27, 2009, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.23	Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.24	Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.25	Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.26	Master Asset Purchase Agreement, dated as of January 22, 2009, by and among Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Scottish Re (Dublin) Limited, Hannover Life Reassurance Company of America, Hannover Life Reassurance (Ireland) Limited, Security Life of Denver Insurance Company, Security Life of Denver International Limited (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description

10.27	Reinsurance Agreement, effective as of January 1, 2009, between Security Life of Denver Insurance Company and Hannover Life Reassurance Company of America (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.28	Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.29	Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.30	Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.31	Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.32	Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.33	Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.34	Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007 between ING Life Insurance and Annuity Company (F/K/A Aetna Life Insurance and Annuity Company) and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.35	Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.36	Master Services Agreement for Business Processes, dated as of June 5, 2012, between ING North America Insurance Corporation and Cognizant Technology Solutions U.S. Corporation (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.37	Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to federal taxes (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

Exhibit No.	Description

10.38	Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to state taxes (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.39	Shareholder Agreement, dated as of May 7, 2013, between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.40	Transitional Intellectual Property License Agreement, dated as of May 7, 2013, between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.41	Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2014)

10.42	Termination Agreement, dated May 3, 2013, between Security Life of Denver International Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 8, 2013)

10.43	Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.44	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.45+	Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

10.46+	Offer Letter, dated July 5, 1994, between Jeffrey Becker and Aetna Life and Casualty (incorporated by reference to Exhibit 10.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.47+	Retention Award, dated March 30, 2010, between Jeffrey Becker and ING Investment Management Holdings N.V. (incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.48+	Deal Incentive Award Agreement, dated July 2011, between Jeffrey Becker, ING Groep, N.V. and ING U.S., Inc. (f/k/a ING America Insurance Holdings, Inc.) (incorporated by reference to Exhibit 10.41 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.49+	Amended and Restated Offer Letter of Alain M. Karaoglan, (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 31, 2013)

10.50+	Employment Contract, dated May 19, 2004, between Ewout Steenbergen and ING Personnel VOF (incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.51+	Amendment to Employment Contract, dated December 8, 2005, between Ewout Steenbergen and ING Personnel VOF (incorporated by reference to Exhibit 10.44 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

Exhibit No.	Description

10.52+	Retention Award, dated March 19, 2010, between Ewout Steenbergen and ING U.S., Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.53+	Deal Incentive Award Agreement, dated July 2011, between Ewout Steenbergen, ING Groep, N.V. and ING U.S., Inc. (f/k/a ING America Insurance Holdings, Inc.) (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.54+	International Assignment Agreement, dated October 27, 2009, between Ewout Steenbergen and ING Group as amended on November 12, 2009 (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.55+	Letter, dated October 27, 2009, relating to appointment of Ewout Steenbergen as CFO of ING U.S. Insurance (incorporated by reference to Exhibit 10.48 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.56+	Maliz Beams Offer Letter dated May 27, 2011 (incorporated by reference to Exhibit 10.51 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.57+	ING Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.58+	ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.53 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.59+	Form of ING Group Long-Term Sustainable Performance Plan Grant (incorporated by reference to Exhibit 10.54 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.60+	Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.61+	ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.62+	Form of ING Group Long-Term Equity Ownership Plan Grant (incorporated by reference to Exhibit 10.57 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.63+	ING Group Standard Share Option Plan (incorporated by reference to Exhibit 10.58 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013).

10.64+	ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.65+	ING Americas Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description

10.66+	ING Insurance Americas 409A Deferred Compensation Savings Plan (incorporated by reference to Exhibit 10.61 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.67+	Amendment No. 1 to ING Insurance Americas 409A Deferred Compensation Savings Plan (Amended/Restated January 1, 2010) (incorporated by reference to Exhibit 10.62 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.68+	ING Americas Severance Pay Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.63 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.69+	Amendment No. 1 to ING Americas Severance Pay Plan (Amended/Restated October 1, 2008) (incorporated by reference to Exhibit 10.64 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.70+	Amendment No. 2 to ING Americas Severance Pay Plan (Amended/Restated June 22, 2009) (incorporated by reference to Exhibit 10.65 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.71+	Amendment No. 3 to ING Americas Severance Pay Plan (Amended/Restated October 1, 2009) (incorporated by reference to Exhibit 10.66 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.72+	Amendment No. 4 to ING Americas Severance Pay Plan (Amended/Restated December 1, 2010) (incorporated by reference to Exhibit 10.67 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.73+	ING Investment Management—Retention Participation Plan (incorporated by reference to Exhibit 10.68 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.74+	ING Investment Management, LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.69 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.75+	ING Investment Management—Deferred Compensation Plan (incorporated by reference to Exhibit 10.70 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.76+	ING Americas Insurance Holdings, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.71 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.77+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.78+	ING International Assignments Long-Term Assignments Policy (incorporated by reference to Exhibit 10.73 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.79+	Equity Administration Agreement, dated as of May 7, 2013 between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

Exhibit No.	Description

10.80+	Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING. U.S., Inc. (incorporated by reference to Exhibit 10.78 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.81+	Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.82+	Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.83+	Deal Incentive Award Agreement, dated April 30, 2013, between Fred Hubbell, ING Groep, N.V. and ING U.S., Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2013)

10.84+	Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as both a mandatory partial deferral of 2012 annual incentive awards and an annual long -term incentive award to “Identified Staff” (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.09 to the Company’s Quarterly Report on Form 10- Q/A (File No. 001-35897) filed on June 20, 2013)

10.85+	Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as mandatory partial deferrals of 2012 long term incentive awards to “Identified Staff” (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.86+	Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares and performance shares granted in 2013 to non-“Identified Staff” (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.87+	Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of performance shares granted in 2013 to non-“Identified Staff” (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.88+	Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.89+	Form of ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

Exhibit No.	Description

10.90+	Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan Award Supplement Providing for Dividend Equivalent Rights (incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.91+	Newco Deal Incentive Award Agreement, dated April 30, 2013, between Maliz Beams, ING Groep, N.V. and ING U.S., Inc. (incorporated by reference to Exhibit 10.96 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.92+	Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

10.93	Share Repurchase Agreement, dated as of March 18, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.96 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-194469) filed on March 18, 2014)

10.94	Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.95+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.96	Share Repurchase Agreement, dated as of September 1, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 2, 2014)

10.97	Share Repurchase Agreement, dated as of November 11, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on November 12, 2014)

10.98+	Separation Agreement with Mary E. (Maliz) Beams, dated December 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 5, 2014)

10.99*+	Offer Letter of Michael S. Smith, dated May 4, 2009

10.100*+	Offer Letter of Michael S. Smith, dated September 21, 2009

12.1*	Statement of Computation of Ratios of Earnings to Fixed Charges

21.1*	List of Subsidiaries of Voya Financial, Inc.

23.1*	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature pages)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer

32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer

32.2*	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

+	This exhibit is a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Voya Financial, Inc. (Registrant)

February 27, 2015	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
(Date)		Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Alain M. Karaoglan, Ewout L. Steenbergen and Bridget M. Healy as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in -fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rodney O. Martin, Jr. Rodney O. Martin, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ Lynne Biggar Lynne Biggar	Director	February 27, 2015

/s/ Jane P. Chwick Jane P. Chwick	Director	February 27, 2015

/s/ J. Barry Griswell J. Barry Griswell	Director	February 27, 2015

/s/ Frederick S. Hubbell Frederick S. Hubbell	Director	February 27, 2015

/s/ Deborah C. Wright Deborah C. Wright	Director	February 27, 2015

/s/ David Zwiener David Zwiener	Director	February 27, 2015

/s/ Ewout L. Steenbergen Ewout L. Steenbergen	Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Steven T. Pierson Steven T. Pierson	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015