Form 10-Q
period 2015-03-31
Voya Financial, Inc.
filed 2015-05-08
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2015, 228,963,054 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2015

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations and (x) changes in the policies of governments and/or regulatory authorities and (xi) other factors described in the section "Part II. Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,657.0 as of 2015 and $64,045.0 as of 2014)	$71,417.4	$69,910.3
Fixed maturities, at fair value using the fair value option	3,675.3	3,564.5
Equity securities, available-for-sale, at fair value (cost of $251.0 as of 2015 and $242.0 as of 2014)	283.6	271.8
Short-term investments	1,615.5	1,711.4
Mortgage loans on real estate, net of valuation allowance of $2.7 as of 2015 and $2.8 as of 2014	10,194.5	9,794.1
Policy loans	2,074.1	2,104.0
Limited partnerships/corporations	375.5	363.2
Derivatives	2,127.0	1,819.6
Other investments	97.0	110.3
Securities pledged (amortized cost of $1,078.8 as of 2015 and $1,089.3 as of 2014)	1,209.7	1,184.6
Total investments	93,069.6	90,833.8
Cash and cash equivalents	1,875.4	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	993.7	827.0
Accrued investment income	927.2	891.7
Reinsurance recoverable	7,048.8	7,116.9
Deferred policy acquisition costs and Value of business acquired	4,244.3	4,570.9
Sales inducements to contract holders	239.9	253.6
Deferred income taxes	1,035.4	1,320.6
Goodwill and other intangible assets	276.3	284.4
Other assets	1,003.5	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	3,852.5	3,727.3
Cash and cash equivalents	299.7	710.4
Corporate loans, at fair value using the fair value option	7,040.1	6,793.1
Other assets	102.4	92.4
Assets held in separate accounts	107,039.4	106,007.8
Total assets	$229,048.2	$226,951.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	March 31, 2015	December 31, 2014
Liabilities and Shareholders' Equity:
Future policy benefits	$16,037.6	$15,691.2
Contract owner account balances	69,692.6	69,319.5
Payables under securities loan agreements, including collateral held	1,971.9	1,445.0
Long-term debt	3,516.0	3,515.7
Funds held under reinsurance agreements	1,162.2	1,159.6
Derivatives	974.3	849.3
Pension and other postretirement provisions	808.1	826.2
Current income taxes	4.1	84.8
Other liabilities	1,181.4	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	6,408.9	6,838.1
Other liabilities	1,585.0	1,357.8
Liabilities related to separate accounts	107,039.4	106,007.8
Total liabilities	210,381.5	208,428.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 265,197,553 and 263,653,468 shares issued as of 2015 and 2014, respectively; 229,048,002 and 241,875,485 shares outstanding as of 2015 and 2014, respectively)	2.7	2.6
Treasury stock (at cost; 36,149,551 and 21,777,983 shares as of 2015 and 2014, respectively)	(1,440.7)	(807.0)
Additional paid-in capital	23,654.2	23,650.1
Accumulated other comprehensive income (loss)	3,531.2	3,103.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	31.0	20.4
Unappropriated	(9,676.4)	(9,861.9)
Total Voya Financial, Inc. shareholders' equity	16,102.0	16,107.9
Noncontrolling interest	2,564.7	2,415.3
Total shareholders' equity	18,666.7	18,523.2
Total liabilities and shareholders' equity	$229,048.2	$226,951.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Net investment income	$1,174.6	$1,145.6
Fee income	899.8	931.8
Premiums	608.8	600.9
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.6)	(3.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2.3	—
Net other-than-temporary impairments recognized in earnings	(4.9)	(3.3)
Other net realized capital gains (losses)	(259.6)	(187.3)
Total net realized capital gains (losses)	(264.5)	(190.6)
Other revenue	102.7	105.5
Income (loss) related to consolidated investment entities:
Net investment income	96.9	81.5
Changes in fair value related to collateralized loan obligations	7.7	(3.8)
Total revenues	2,626.0	2,670.9
Benefits and expenses:
Policyholder benefits	887.0	865.0
Interest credited to contract owner account balances	484.7	493.1
Operating expenses	768.8	789.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	118.1	126.1
Interest expense	47.4	47.6
Operating expenses related to consolidated investment entities:
Interest expense	62.5	46.2
Other expense	1.2	1.1
Total benefits and expenses	2,369.7	2,368.6
Income (loss) before income taxes	256.3	302.3
Income tax expense (benefit)	44.7	30.7
Net income (loss)	211.6	271.6
Less: Net income (loss) attributable to noncontrolling interest	26.1	13.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$185.5	$258.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.78	$0.99
Diluted	$0.77	$0.98
Cash dividends declared per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$211.6	$271.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	654.4	1,110.1
Other-than-temporary impairments	5.7	15.6
Pension and other postretirement benefits liability	(3.4)	(3.4)
Other comprehensive income (loss), before tax	656.7	1,122.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	229.2	393.9
Other comprehensive income (loss), after tax	427.5	728.4
Comprehensive income (loss)	639.1	1,000.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	26.1	13.5
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$613.0	$986.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2015 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2015	$2.6	$(807.0)	$23,650.1	$3,103.7	$20.4	$(9,861.9)	$16,107.9	$2,415.3	$18,523.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	185.5	185.5	26.1	211.6
Other comprehensive income (loss), after tax	—	—	—	427.5	—	—	427.5	—	427.5
Total comprehensive income (loss)							613.0	26.1	639.1
Reclassification of noncontrolling interest	—	—	—	—	10.6	—	10.6	(10.6)	—
Common stock acquired - Share repurchase	—	(630.9)	—	—	—	—	(630.9)	—	(630.9)
Dividends on common stock	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Share-based compensation	0.1	(2.8)	6.5	—	—	—	3.8	—	3.8
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	133.9	133.9
Balance as of March 31, 2015	$2.7	$(1,440.7)	$23,654.2	$3,531.2	$31.0	$(9,676.4)	$16,102.0	$2,564.7	$18,666.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2014 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2014	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,161.6)	$13,272.2	$2,241.8	$15,514.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	258.1	258.1	13.5	271.6
Other comprehensive income (loss), after tax	—	—	—	728.4	—	—	728.4	—	728.4
Total comprehensive income (loss)							986.5	13.5	1,000.0
Reclassification of noncontrolling interest	—	—	—	—	(3.2)	—	(3.2)	3.2	—
Common stock acquired - Share repurchase	—	(258.9)	—	—	—	—	(258.9)	—	(258.9)
Dividends on common stock	—	—	(2.6)	—	—	—	(2.6)	—	(2.6)
Share-based compensation	—	(10.9)	18.4	—	—	—	7.5	—	7.5
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	108.0	108.0
Balance as of March 31, 2014	$2.6	$(269.8)	$23,579.5	$2,577.5	$15.2	$(11,903.5)	$14,001.5	$2,366.5	$16,368.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$1,053.7	$786.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,246.3	2,629.7
Equity securities, available-for-sale	7.9	47.7
Mortgage loans on real estate	312.8	307.4
Limited partnerships/corporations	33.3	60.9
Acquisition of:
Fixed maturities	(2,937.4)	(3,057.2)
Equity securities, available-for-sale	(14.3)	(7.4)
Mortgage loans on real estate	(713.3)	(252.9)
Limited partnerships/corporations	(33.7)	(18.4)
Short-term investments, net	95.9	1.9
Policy loans, net	29.9	27.3
Derivatives, net	(85.3)	(178.6)
Other investments, net	13.5	2.0
Sales from consolidated investment entities	767.6	571.8
Purchases within consolidated investment entities	(1,320.7)	(1,258.8)
Collateral received (delivered), net	360.2	89.4
Purchases of fixed assets, net	(8.6)	(8.7)
Net cash used in investing activities	(1,245.9)	(1,043.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,864.3	2,500.0
Maturities and withdrawals from investment contracts	(1,760.8)	(2,809.7)
Debt issuance costs	(6.2)	(16.7)
Borrowings of consolidated investment entities	350.0	28.4
Repayments of borrowings of consolidated investment entities	(15.9)	—
Contributions from (distributions to) participants in consolidated investment entities	(268.9)	466.9
Excess tax benefits on share-based compensation	1.3	—
Share-based compensation	(2.7)	—
Common stock acquired - Share repurchase	(622.0)	(250.0)
Dividends paid	(2.4)	(2.6)
Net cash used in financing activities	(463.3)	(83.7)
Net decrease in cash and cash equivalents	(655.5)	(341.0)
Cash and cash equivalents, beginning of period	2,530.9	2,840.8
Cash and cash equivalents, end of period	$1,875.4	$2,499.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively the “Company”) is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services in three ongoing businesses (Retirement Solutions, Investment Management and Insurance Solutions) and reports results through five ongoing operating segments, including Retirement, Annuities, Investment Management, Individual Life and Employee Benefits. Effective April 20, 2015, the Company will provide its principal products and services in two ongoing businesses - Retirement and Investment Solutions; and Insurance Solutions. This change does not affect the Company's five ongoing operating segments. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. (“ING Group” or “ING”), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol “VOYA.” On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. (“ING International”), an indirect wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, the “IPO”). On September 30, 2013, ING International transferred all of its remaining shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering (“Secondary Offering”), reducing ING Group's ownership in the Company to 57%.

In 2014, ING Group completed sales of 82,783,006 shares of common stock of Voya Financial, Inc. in three registered public offerings throughout the year ("the 2014 Offerings"). In conjunction with each of these offerings, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group (the “2014 Direct Share Repurchases”) (the 2014 Offerings and the 2014 Direct Share Repurchases collectively, the “2014 Transactions”). Upon completion of the 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 19%.

On March 9, 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering (the “March 2015 Offering”). Also on March 9, 2015, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group (the “March 2015 Direct Share Repurchase”) (the March 2015 Offering and the March 2015 Direct Share Repurchase collectively, the “March 2015 Transactions”). Upon completion of the March 2015 Transactions, ING Group has exited its stake in Voya Financial, Inc. common stock. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments. As a result of the completion of the March 2015 Transactions, ING Group has satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries by the end of 2016.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2015, its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

Adoption of New Pronouncements

Repurchase Agreements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-11, “Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” (“ASU 2014-11”), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company is currently in the process of determining the impact of adoption of the disclosure provisions of ASU 2014-11. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows.
Future Adoption of Accounting Pronouncements

Internal-Use Software
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other-Internal-Use Software (ASC Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"), which clarifies that customers should account for software licenses included in cloud computing arrangements (ex. software as a service) consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract.
The provisions of ASU 2015-05 are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amendments can be applied prospectively or retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-05.
Defined Benefit Plans
In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (ASC Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which clarifies that if a contribution or significant event occurs between the month-end date used to measure defined benefit plans assets and obligations and an entity’s fiscal year end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2015-04 are effective, prospectively, for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2015-04 to have an impact.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (ASC Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

The provisions of ASU 2015-03 are effective, retrospectively, for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-03.

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

The provisions of ASU 2015-02 are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted, using either a retrospective or modified retrospective approach. The Company is currently in the process of determining the impact of the adoption of the provisions of ASU 2015-02.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2014-13 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of determining the impact of the adoption of the provisions of ASU 2014-13.
Share-based Payments
In June 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period“ (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,071.5	$709.8	$0.1	$—	$3,781.2	$—
U.S. Government agencies and authorities	376.8	65.3	—	—	442.1	—
State, municipalities and political subdivisions	754.3	44.5	0.7	—	798.1	—
U.S. corporate securities	38,453.6	4,017.1	111.4	—	42,359.3	9.6

Foreign securities(1):
Government	864.9	56.2	9.8	—	911.3	—
Other	14,744.9	1,141.2	84.4	—	15,801.7	—
Total foreign securities	15,609.8	1,197.4	94.2	—	16,713.0	—

Residential mortgage-backed securities:
Agency	4,902.2	445.6	8.7	70.3	5,409.4	0.4
Non-Agency	947.4	168.2	8.3	43.7	1,151.0	57.1
Total Residential mortgage-backed securities	5,849.6	613.8	17.0	114.0	6,560.4	57.5
Commercial mortgage-backed securities	3,897.0	290.7	1.8	—	4,185.9	6.7
Other asset-backed securities	1,398.5	79.4	15.5	—	1,462.4	6.5

Total fixed maturities, including securities pledged	69,411.1	7,018.0	240.7	114.0	76,302.4	80.3
Less: Securities pledged	1,078.8	145.6	14.7	—	1,209.7	—
Total fixed maturities	68,332.3	6,872.4	226.0	114.0	75,092.7	80.3

Equity securities:
Common stock	200.6	0.5	0.1	—	201.0	—
Preferred stock	50.4	32.2	—	—	82.6	—
Total equity securities	251.0	32.7	0.1	—	283.6	—

Total fixed maturities and equity securities investments	$68,583.3	$6,905.1	$226.1	$114.0	$75,376.3	$80.3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,074.3	$2,091.4
After one year through five years	12,699.3	13,448.4
After five years through ten years	20,483.3	21,582.6
After ten years	23,009.1	26,971.3
Mortgage-backed securities	9,746.6	10,746.3
Other asset-backed securities	1,398.5	1,462.4
Fixed maturities, including securities pledged	$69,411.1	$76,302.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2015
Communications	$3,896.4	$562.3	$2.0	$4,456.7
Financial	7,797.1	798.1	2.7	8,592.5
Industrial and other companies	30,762.7	2,517.4	168.4	33,111.7
Utilities	9,158.9	1,107.1	21.0	10,245.0
Transportation	1,583.4	173.4	1.7	1,755.1
Total	$53,198.5	$5,158.3	$195.8	$58,161.0

December 31, 2014
Communications	$3,934.5	$512.4	$5.7	$4,441.2
Financial	7,568.1	729.3	7.6	8,289.8
Industrial and other companies	30,055.8	2,109.3	231.0	31,934.1
Utilities	9,046.3	959.9	19.7	9,986.5
Transportation	1,494.1	151.9	3.9	1,642.1
Total	$52,098.8	$4,462.8	$267.9	$56,293.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the FVO. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) (“AOCI”) and presented net of related changes in Deferred policy acquisition costs (“DAC”), Value of business acquired (“VOBA”) and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2015 and December 31, 2014, approximately 45.9% and 44.4%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of March 31, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. For certain transactions, a lending agent may be used and the agent may retain some or all of the collateral deposited by the borrower and transfer the remaining collateral to the Company. Collateral retained by the agent is invested in liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. As of March 31, 2015 and December 31, 2014, the fair value of loaned securities was $548.8 and $545.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, collateral retained by the lending agent and invested in liquid assets on the Company's behalf was $567.3 and $563.9, respectively, and recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, liabilities to return collateral of $567.3 and $563.9, respectively, were included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2015:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$35.5	$0.1		$—	$—		$—	$—	$35.5	$0.1
U.S. Government agencies and authorities	—	—		—	—		—	—	—	—
State, municipalities and political subdivision	29.6	0.3		—	—		1.5	0.4	31.1	0.7
U.S. corporate securities	1,737.0	51.7		254.7	18.8		615.0	40.9	2,606.7	111.4
Foreign	1,184.6	47.0		253.1	28.8		283.3	18.4	1,721.0	94.2
Residential mortgage-backed	240.5	1.8		25.5	0.3		417.1	14.9	683.1	17.0
Commercial mortgage-backed	34.8	0.6		—	—		2.7	1.2	37.5	1.8
Other asset-backed	33.5	—	*	10.5	—	*	225.0	15.5	269.0	15.5
Total	$3,295.5	$101.5		$543.8	$47.9		$1,544.6	$91.3	$5,383.9	$240.7
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$81.1	$0.1		$—	$—		$42.1	$0.8	$123.2	$0.9
U.S. Government agencies and authorities	6.4	—	*	—	—		—	—	6.4	—	*
State, municipalities and political subdivision	43.0	0.1		—	—		1.6	0.4	44.6	0.5
U.S. corporate securities	2,477.9	65.0		76.3	3.6		2,708.4	95.3	5,262.6	163.9
Foreign	1,869.3	80.6		37.8	1.2		668.6	36.2	2,575.7	118.0
Residential mortgage-backed	319.6	1.7		59.9	1.0		645.7	18.9	1,025.2	21.6
Commercial mortgage-backed	120.7	0.5		3.1	0.9		—	—	123.8	1.4
Other asset-backed	126.4	0.2		6.4	—	*	232.1	17.1	364.9	17.3
Total	$5,044.4	$148.2		$183.5	$6.7		$4,298.5	$168.7	$9,526.4	$323.6
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 94.4% and 96.2% of the average book value as of March 31, 2015 and December 31, 2014, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
March 31, 2015
Six months or less below amortized cost	$3,412.5	$121.4		$99.4	$30.9		341	12
More than six months and twelve months or less below amortized cost	567.0	2.7		39.0	0.7		73	3
More than twelve months below amortized cost	1,512.9	8.1		67.8	2.9		324	6
Total	$5,492.4	$132.2		$206.2	$34.5		738	21

December 31, 2014
Six months or less below amortized cost	$5,162.1	$117.8		$140.2	$26.5		537	16
More than six months and twelve months or less below amortized cost	324.3	—	*	19.7	—	*	68	1
More than twelve months below amortized cost	4,237.2	8.6		134.1	3.1		493	7
Total	$9,723.6	$126.4		$294.0	$29.6		1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
March 31, 2015
U.S. Treasuries	$35.6	$—	$0.1		$—	1	—
U.S. Government agencies and authorities	—	—	—		—	—	—
State, municipalities and political subdivision	30.8	1.0	0.4		0.3	6	1
U.S. corporate securities	2,669.3	48.8	99.9		11.5	207	4
Foreign	1,746.4	68.8	75.9		18.3	160	5
Residential mortgage-backed	696.4	3.7	15.2		1.8	283	7
Commercial mortgage-backed	35.5	3.8	0.6		1.2	8	1
Other asset-backed	278.4	6.1	14.1		1.4	73	3
Total	$5,492.4	$132.2	$206.2		$34.5	738	21

December 31, 2014
U.S. Treasuries	$124.1	$—	$0.9		$—	8	—
U.S. Government agencies and authorities	6.4	—	—	*	—	1	—
State, municipalities and political subdivision	44.1	1.0	0.2		0.3	9	1
U.S. corporate securities	5,372.7	53.8	151.3		12.6	414	4
Foreign	2,636.5	57.2	105.7		12.3	239	6
Residential mortgage-backed	1,042.8	4.0	19.5		2.1	321	8
Commercial mortgage-backed	121.2	4.0	0.5		0.9	17	1
Other asset-backed	375.8	6.4	15.9		1.4	89	4
Total	$9,723.6	$126.4	$294.0		$29.6	1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$4.9	$—	$0.3	$—
Non-agency RMBS > 90% - 100%	26.7	—	1.2	—
Non-agency RMBS 80% - 90%	61.9	—	2.9	—
Non-agency RMBS < 80%	311.0	4.5	16.8	1.1
Agency RMBS	515.3	3.4	7.0	1.7
Other ABS (Non-RMBS)	55.0	1.9	1.1	0.4
Total RMBS and Other ABS	$974.8	$9.8	$29.3	$3.2

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$320.3	$4.2	$16.5	$0.9
Non-agency RMBS > 5% - 10%	22.3	—	0.8	—
Non-agency RMBS > 0% - 5%	19.7	—	0.6	—
Non-agency RMBS 0%	42.2	0.3	3.3	0.2
Agency RMBS	515.3	3.4	7.0	1.7
Other ABS (Non-RMBS)	55.0	1.9	1.1	0.4
Total RMBS and Other ABS	$974.8	$9.8	$29.3	$3.2

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2015	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$517.1	$2.2	$7.2	$0.7
Floating Rate	457.7	7.6	22.1	2.5
Total	$974.8	$9.8	$29.3	$3.2
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$5.0	$—	$0.3	$—
Non-agency RMBS > 90% - 100%	35.7	—	1.7	—
Non-agency RMBS 80% - 90%	109.0	0.3	5.2	0.1
Non-agency RMBS < 80%	291.5	4.6	15.8	1.0
Agency RMBS	835.9	3.6	11.1	1.9
Other ABS (Non-RMBS)	141.5	1.9	1.3	0.5
Total RMBS and Other ABS	$1,418.6	$10.4	$35.4	$3.5

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2014	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$325.7	$4.5	$17.9	$0.9
Non-agency RMBS > 5% - 10%	18.4	—	0.8	—
Non-agency RMBS > 0% - 5%	51.1	—	0.9	—
Non-agency RMBS 0%	46.0	0.4	3.4	0.2
Agency RMBS	835.9	3.6	11.1	1.9
Other ABS (Non-RMBS)	141.5	1.9	1.3	0.5
Total RMBS and Other ABS	$1,418.6	$10.4	$35.4	$3.5

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2014	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$817.2	$2.3	$12.3	$0.7
Floating Rate	601.4	8.1	23.1	2.8
Total	$1,418.6	$10.4	$35.4	$3.5
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Investments with fair values less than amortized cost are included in the Company's other-than-temporary impairments analysis. Impairments were recognized as disclosed in the “Evaluating Securities for Other-Than-Temporary Impairments” section below. The Company evaluates non-agency RMBS and ABS for "other-than-temporary impairments" each quarter based on actual and projected cash flows, after considering the quality and updated loan-to-value ratios reflecting current home prices of underlying collateral, forecasted loss severity, the payment priority within the tranche structure of the security and amount of any credit enhancements. The Company's assessment of current levels of cash flows compared to estimated cash flows at the time the securities were acquired (typically pre-2008) indicates the amount and the pace of projected cash flows from the underlying collateral has generally been lower and slower, respectively. However, since cash flows are typically projected at a trust level, the impairment review incorporates the security's position within the trust structure as well as credit enhancement remaining in the trust to determine whether an impairment is warranted. Therefore, while lower and slower cash flows will impact the trust, the effect on the valuation of a particular security within the trust will also be dependent upon the trust structure. Where the assessment continues to project full recovery of principal and interest on schedule, the Company has not recorded an impairment. Based on this analysis, the Company determined that the remaining investments in an unrealized loss position were not other-than-temporarily impaired and therefore no further other-than-temporary impairment was necessary.

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post-modification carrying value of $1.9.

As of March 31, 2015, the Company held 14 commercial mortgage troubled debt restructured loans with a carrying value of $39.4.
Of these 14 loans, 12 were restructured in August 2013 with a pre-modification and post modification carrying value of $60.0. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $88.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, owned by the same sponsor. Between the date of the troubled debt restructurings and March 31, 2015, this portfolio of loans has repaid $53.3 in principal.

As of March 31, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2015	December 31, 2014
Commercial mortgage loans	$10,197.2	$9,796.9
Collective valuation allowance for losses	(2.7)	(2.8)
Total net commercial mortgage loans	$10,194.5	$9,794.1

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2015 and 2014.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$2.8	$3.8
Addition to (reduction of) allowance for losses	(0.1)	(1.0)
Collective valuation allowance for losses, end of period	$2.7	$2.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2015	December 31, 2014
Impaired loans without allowances for losses	$46.6	$72.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$46.6	$72.8
Unpaid principal balance of impaired loans	$49.1	$75.3

As of March 31, 2015 and December 31, 2014, the Company did not have any impaired loans with allowances for losses.

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2015	December 31, 2014
Troubled debt restructured loans	$39.4	$65.5

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of March 31, 2015 and December 31, 2014.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$59.7	$94.2
Interest income recognized on impaired loans, on an accrual basis (1)	0.9	1.3
Interest income recognized on impaired loans, on a cash basis (1)	1.0	1.0
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.8	1.2
(1) Includes amounts for Troubled debt restructured loans.

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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$1,339.0	$1,460.6
> 50% - 60%	2,560.2	2,261.6
> 60% - 70%	5,764.0	5,514.8
> 70% - 80%	516.0	541.3
> 80% and above	18.0	18.6
Total Commercial mortgage loans	$10,197.2	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2015 (1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,245.4	$7,096.2
> 1.25x - 1.5x	1,699.7	1,392.1
> 1.0x - 1.25x	871.1	906.7
Less than 1.0x	333.4	385.9
Commercial mortgage loans secured by land or construction loans	47.6	16.0
Total Commercial mortgage loans	$10,197.2	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2015 (1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,566.5	25.2%	$2,395.9	24.6%
South Atlantic	2,214.7	21.7%	2,028.0	20.7%
Middle Atlantic	1,447.0	14.2%	1,402.0	14.3%
West South Central	1,145.7	11.2%	1,147.7	11.7%
East North Central	1,049.5	10.3%	1,030.8	10.5%
Mountain	852.9	8.4%	832.2	8.5%
West North Central	501.8	4.9%	514.0	5.2%
East South Central	214.3	2.1%	249.3	2.5%
New England	204.8	2.0%	197.0	2.0%
Total Commercial mortgage loans	$10,197.2	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2015 (1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,539.2	34.6%	$3,408.4	34.8%
Industrial	2,177.7	21.4%	2,283.0	23.3%
Apartments	1,762.3	17.3%	1,680.7	17.2%
Office	1,274.7	12.5%	1,246.5	12.7%
Hotel/Motel	387.3	3.8%	382.7	3.9%
Mixed Use	303.7	3.0%	346.5	3.5%
Other	752.3	7.4%	449.1	4.6%
Total Commercial mortgage loans	$10,197.2	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2015 (1)	December 31, 2014(1)
Year of Origination:
2015	$698.8	$—
2014	1,939.5	1,940.9
2013	2,113.3	2,137.5
2012	1,632.5	1,642.8
2011	1,499.1	1,533.5
2010	249.1	251.0
2009 and prior	2,064.9	2,291.2
Total Commercial mortgage loans	$10,197.2	$9,796.9
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.0	3	$0.4	1
Foreign(1)	0.8	2	—	—
Residential mortgage-backed	2.9	35	1.6	37
Commercial mortgage-backed	—	—	0.2	2
Other asset-backed	0.1	1	0.1	2
Equity	0.1	1	1.0	2
Total	$4.9	42	$3.3	44
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above table includes $2.4 and $3.1 of write-downs related to credit impairments for the three months ended March 31, 2015 and 2014, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $2.5 and $0.2 in write-downs for the three months ended March 31, 2015 and 2014, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate	$1.0	3	$—	—
Foreign(1)	0.8	2	—	—
Residential mortgage-backed	0.6	2	—	—
Commercial mortgage-backed	—	—	0.2	2
Other asset-backed	0.1	1	—	—
Equity	—	—	—	—
Total	$2.5	8	$0.2	2
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Balance at January 1	$86.8	$102.8
Additional credit impairments:
On securities not previously impaired	—	1.1
On securities previously impaired	2.3	1.0
Reductions:
Increase in cash flows	0.6	—
Securities sold, matured, prepaid or paid down	4.0	3.8
Balance at March 31	$84.5	$101.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Fixed maturities	$996.4	$984.8
Equity securities, available-for-sale	2.7	3.8
Mortgage loans on real estate	132.8	115.3
Policy loans	28.2	28.0
Short-term investments and cash equivalents	0.9	0.8
Other	15.3	14.1
Gross investment income	1,176.3	1,146.8
Less: Investment expenses	1.7	1.2
Net investment income	$1,174.6	$1,145.6

As of March 31, 2015 and December 31, 2014, the Company had $9.2 and $0.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(0.9)	$13.7
Fixed maturities, at fair value option	(18.2)	(18.9)
Equity securities, available-for-sale	(0.1)	17.1
Derivatives	78.2	53.8
Embedded derivative - fixed maturities	(1.8)	(3.3)
Embedded derivative - product guarantees	(322.1)	(255.1)
Other investments	0.4	2.1
Net realized capital gains (losses)	$(264.5)	$(190.6)
After-tax net realized capital gains (losses)	$(172.0)	$(118.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Proceeds on sales	$1,115.7	$1,494.9
Gross gains	10.4	39.7
Gross losses	12.4	19.8

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

Variance swaps: The Company uses variance swaps to manage equity volatility risk on the economic liabilities associated with certain minimum guaranteed living benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. An increase in the equity volatility results in higher valuations of such liabilities. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on the changes in equity volatility over a defined period. The Company utilizes equity variance swaps in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$711.5	$122.8	$—	$736.0	$114.6	$—
Foreign exchange contracts	174.7	37.4	—	174.7	25.3	—
Fair value hedges:
Interest rate contracts	562.4	0.3	14.3	566.4	2.4	13.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	64,592.6	1,508.5	737.5	66,474.0	1,108.0	563.2
Foreign exchange contracts	1,280.9	58.7	45.4	1,373.1	45.3	26.8
Equity contracts	21,482.2	359.5	136.6	21,165.7	483.1	209.9
Credit contracts	4,221.0	39.8	40.5	4,221.0	40.9	36.0
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	114.0	—	N/A	115.8	—
Within annuity products	N/A	—	4,022.9	N/A	—	3,659.6
Within reinsurance agreements	N/A	—	163.5	N/A	—	139.6
Managed custody guarantees	N/A	—	0.8	N/A	—	—
Total		$2,241.0	$5,161.5		$1,935.4	$4,648.5
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,221.0	$39.8	$40.5
Equity contracts	13,633.5	311.5	130.2
Foreign exchange contracts	1,455.6	96.1	45.4
Interest rate contracts	65,866.5	1,631.6	751.8
		2,079.0	967.9
Counterparty netting(1)		(812.6)	(812.6)
Cash collateral netting(1)		(1,033.5)	(59.8)
Securities collateral netting(1)		(70.8)	(53.0)
Net receivables/payables		$162.1	$42.5
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,221.0	$40.9	$36.0
Equity contracts	13,576.1	378.4	201.7
Foreign exchange contracts	1,547.8	70.6	26.8
Interest rate contracts	67,776.4	1,225.0	576.6
		1,714.9	841.1
Counterparty netting(1)		(721.3)	(721.3)
Cash collateral netting(1)		(661.1)	(35.9)
Securities collateral netting(1)		(158.9)	(46.9)
Net receivables/payables		$173.6	$37.0
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2015, the Company held $889.8 and $105.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $515.8 and $119.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2015, the Company delivered $660.9 of securities and held $71.1 of securities as collateral. As of December 31, 2014, the Company delivered $638.7 of securities and held $159.3 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.2
Foreign exchange contracts	0.5	0.4
Fair value hedges:
Interest rate contracts	(4.7)	(5.2)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	237.1	204.2
Foreign exchange contracts	66.0	(1.7)
Equity contracts	(217.8)	(144.9)
Credit contracts	(3.1)	0.8
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(1.8)	(3.3)
Within annuity products(2)	(321.3)	(255.1)
Within reinsurance agreements(3)	(23.9)	(16.7)
Managed custody guarantees(2)	(0.8)	—
Total	$(269.6)	$(221.3)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2015, the fair values of credit default swaps of $39.8 and $40.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $40.9 and $36.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of five years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, “Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP” (“ASU 2011-04”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in the Consolidated Financial Statements in Part II, Item 8. of the Company's 2014 Annual Report on Form 10-K. If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

When available, the estimated fair value of financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flow methodologies, matrix pricing or other similar techniques.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,112.3	$668.9	$—	$3,781.2
U.S. Government agencies and authorities	—	442.1	—	442.1
State, municipalities and political subdivisions	—	798.1	—	798.1
U.S. Corporate securities	—	41,249.7	1,109.6	42,359.3
Foreign(1)	—	16,210.5	502.5	16,713.0
Residential mortgage-backed securities	—	6,451.2	109.2	6,560.4
Commercial mortgage-backed securities	—	4,185.9	—	4,185.9
Other asset-backed securities	—	1,453.1	9.3	1,462.4
Total fixed maturities, including securities pledged	3,112.3	71,459.5	1,730.6	76,302.4
Equity securities, available-for-sale	225.4	—	58.2	283.6
Derivatives:
Interest rate contracts	—	1,631.6	—	1,631.6
Foreign exchange contracts	—	96.1	—	96.1
Equity contracts	48.0	228.0	83.5	359.5
Credit contracts	—	28.6	11.2	39.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,337.0	141.6	6.0	4,484.6
Assets held in separate accounts	101,772.7	5,266.1	0.6	107,039.4
Total assets	$109,495.4	$78,851.5	$1,890.1	$190,237.0
Percentage of Level to total	57.6%	41.4%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$2,015.6	$2,015.6
GMAB/GMWB/GMWBL(2)	—	—	1,860.0	1,860.0
Stabilizer and MCGs	—	—	148.1	148.1
Other derivatives:
Interest rate contracts	—	751.8	—	751.8
Foreign exchange contracts	—	45.4	—	45.4
Equity contracts	6.3	130.3	—	136.6
Credit contracts	—	18.4	22.1	40.5
Embedded derivative on reinsurance	—	163.5	—	163.5
Total liabilities	$6.3	$1,109.4	$4,045.8	$5,161.5
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum accumulation benefits ("GMAB"), Guaranteed minimum withdrawal benefits (“GMWB”) and Guaranteed minimum withdrawal benefits with life payouts (“GMWBL”).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,262.0	$642.0	$—	$3,904.0
U.S. Government agencies and authorities	—	435.9	—	435.9
State, municipalities and political subdivisions	—	694.4	—	694.4
U.S. corporate securities	—	39,658.2	1,082.6	40,740.8
Foreign(1)	—	15,995.5	448.7	16,444.2
Residential mortgage-backed securities	—	6,562.6	94.2	6,656.8
Commercial mortgage-backed securities	—	4,166.2	22.0	4,188.2
Other asset-backed securities	—	1,585.0	10.1	1,595.1
Total fixed maturities, including securities pledged	3,262.0	69,739.8	1,657.6	74,659.4
Equity securities, available-for-sale	215.5	—	56.3	271.8
Derivatives:
Interest rate contracts	—	1,225.0	—	1,225.0
Foreign exchange contracts	—	70.6	—	70.6
Equity contracts	104.7	296.6	81.8	483.1
Credit contracts	—	30.9	10.0	40.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,924.8	138.5	6.0	5,069.3
Assets held in separate accounts	100,692.4	5,313.1	2.3	106,007.8
Total assets	$109,199.4	$76,814.5	$1,814.0	$187,827.9
Percentage of Level to total	58.1%	40.9%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,970.0	$1,970.0
GMAB/GMWB/GMWBL	—	—	1,586.7	1,586.7
Stabilizer and MCGs	—	—	102.9	102.9
Other derivatives:
Interest rate contracts	—	576.6	—	576.6
Foreign exchange contracts	—	26.8	—	26.8
Equity contracts	8.2	201.7	—	209.9
Credit contracts	—	16.3	19.7	36.0
Embedded derivative on reinsurance	—	139.6	—	139.6
Total liabilities	$8.2	$961.0	$3,679.3	$4,648.5
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

Fixed maturities: The fair values for actively traded marketable bonds are determined based upon the quoted market prices and are classified as Level 1 assets. Assets in this category primarily include certain U.S. Treasury securities.

For fixed maturities classified as Level 2 assets, fair values are determined using the market approach, based on prices obtained from third-party commercial pricing services and the Company’s matrix pricing models, which in each case incorporate a variety of market observable information as valuation inputs. The market observable inputs used for these fair value measurements, by fixed maturity asset class, are as follows:

US Treasuries, Government Agencies and Authorities, States and Municipalities: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being US Treasury yield curves, trades of comparable securities, credit spreads off benchmark yields, and issuer ratings.

US/Foreign Public Corporates and Foreign Governments: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

US/Foreign Private Corporates: Fair values are determined principally using a matrix-based pricing model. The model incorporates the current level of risk-free interest rates, current corporate credit spreads, credit quality of the issuer and cash flow characteristics of the security. The model also considers a liquidity spread, the value of any collateral, the capital structure of the issuer, the presence of guarantees and the Company’s evaluation of the issuer’s ability to compete in its relevant market.

RMBS, CMBS and ABS: Fair value is determined principally using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche and the vintage of the loans underlying the security.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2015 and 2014. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2015:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate securities	1,082.6	0.1	2.1	85.1	—	—	(109.9)	49.6	—	1,109.6	0.1
Foreign(1)	448.7	0.6	(1.0)	12.2	—	—	(11.7)	53.7	—	502.5	—
Residential mortgage-backed securities	94.2	(2.5)	(0.2)	5.3	—	—	(0.1)	12.5	—	109.2	(2.5)
Commercial mortgage-backed securities	22.0	—	—	—	—	—	—	—	(22.0)	—	—
Other asset-backed securities	10.1	—	—	—	—	—	(0.8)	—	—	9.3	—
Total fixed maturities including securities pledged	1,657.6	(1.8)	0.9	102.6	—	—	(122.5)	115.8	(22.0)	1,730.6	(2.4)
Equity securities, available-for-sale	56.3	(0.1)	2.0	—	—	—	—	—	—	58.2	(0.1)
Derivatives:
Product guarantees:
FIA(2)	(1,970.0)	(45.7)	—	—	(40.5)	—	40.6	—	—	(2,015.6)	—
GMAB/GMWB/GMWBL(2)	(1,586.7)	(232.3)	—	—	(41.1)	—	0.1	—	—	(1,860.0)	—
Stabilizer and MCGs(2)	(102.9)	(44.1)	—	—	(1.1)	—	—	—	—	(148.1)	—
Other derivatives, net	72.1	0.4	—	8.3	—	—	(8.2)	—	—	72.6	0.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	2.3	—	—	—	—	—	—	—	(1.7)	0.6	—
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
(4) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the three months ended March 31, 2014:

	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$(0.2)	$—	$(7.0)	$7.2	$—
U.S. corporate securities	456.5	—	4.5	108.0	—	—	(10.1)	12.8	(3.0)	568.7	—
Foreign(1)	154.3	—	1.6	—	—	—	(0.2)	—	(25.0)	130.7	—
Residential mortgage-backed securities	98.6	(2.8)	0.8	—	—	—	(0.6)	8.8	(0.4)	104.4	(2.8)
Commercial mortgage-backed securities	—	—	—	24.9	—	—	—	—	—	24.9	—
Other asset-backed securities	59.2	3.1	(2.5)	—	—	—	(17.6)	—	—	42.2	1.0
Total fixed maturities including securities pledged	783.0	0.3	4.4	132.9	—	—	(28.7)	21.6	(35.4)	878.1	(1.8)
Equity securities, available-for-sale	55.3	(0.9)	2.8	—	—	(0.1)	—	—	—	57.1	(0.9)
Derivatives:
Product guarantees:
FIA(2)	(1,736.7)	(42.4)	—	—	(50.3)	—	21.4	—	—	(1,808.0)	—
GMAB/GMWB/GMWBL(2)	(908.9)	(195.9)	—	—	(38.6)	—	0.1	—	—	(1,143.3)	—
Stabilizer and MCGs(2)	—	(16.8)	—	—	(1.2)	—	—	—	—	(18.0)	—
Other derivatives, net	80.3	1.0	—	7.4	—	—	(21.6)	—	—	67.1	(12.7)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13.1	—	—	5.8	—	(1.0)	—	—	—	17.9	—
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
(4) For financial instruments still held as of March 31, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2015:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 18%		0.2% to 18%		—		0.2% to 7.8%
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -3%		-32% to -3%		—		—
Nonperformance risk	0.14% to 1.10%		0.14% to 1.10%		0.14% to 1.10%		0.14% to 1.10%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 35% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.3	$0.5	$2.8	9.4
60-69	6.0	1.1	7.1	4.8
70+	5.2	0.6	5.8	3.0
	$13.5	$2.2	$15.7	5.6
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are “in the money” or “out of the money” as of March 31, 2015 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.3	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	1.4	0.36% to 7%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$7.2	1.7% to 21%
	Out of the Money	0.1		12.3% to 31%	1.5	5.6% to 24%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly “in the money.” The high end of the range corresponds to the policies that are close to zero in terms of “in the moneyness.”

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-25%	0-15%	0-35%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-50%	0-25%	0-65%	0-30%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-30%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		Stabilizer / MCG
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.6%
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -4%		-32% to -4%		—		—
Nonperformance risk	0.13% to 1.10%		0.13% to 1.10%		0.13% to 1.10%		0.13% to 1.10%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

(2)
Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 33% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less “in the money” (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly “in the money.” The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2014 (account value amounts are in $ billions).

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$76,302.4	$76,302.4	$74,659.4	$74,659.4
Equity securities, available-for-sale	283.6	283.6	271.8	271.8
Mortgage loans on real estate	10,194.5	10,644.9	9,794.1	10,286.6
Policy loans	2,074.1	2,074.1	2,104.0	2,104.0
Limited partnerships/corporations	375.5	375.5	363.2	363.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,484.6	4,484.6	5,069.3	5,069.3
Derivatives	2,127.0	2,127.0	1,819.6	1,819.6
Other investments	97.0	107.1	110.3	120.4
Assets held in separate accounts	107,039.4	107,039.4	106,007.8	106,007.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	50,411.1	56,725.7	49,850.9	55,171.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,564.0	1,543.0	1,593.0	1,564.8
Supplementary contracts, immediate annuities and other	2,612.1	2,825.3	2,535.3	2,706.2
Derivatives:
Annuity product guarantees:
FIA	2,015.6	2,015.6	1,970.0	1,970.0
GMAB/GMWB/GMWBL	1,860.0	1,860.0	1,586.7	1,586.7
Stabilizer and MCGs	148.1	148.1	102.9	102.9
Other derivatives	974.3	974.3	849.3	849.3
Long-term debt	3,516.0	3,968.5	3,515.7	3,875.4
Embedded derivatives on reinsurance	163.5	163.5	139.6	139.6
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

Other investments: Primarily Federal Home Loan Bank (“FHLB”) stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

Activity within DAC and VOBA was as follows for the periods indicated:

	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	86.5	2.6	89.1
Amortization:
Amortization	(159.8)	(37.5)	(197.3)
Interest accrued(1)	57.8	21.4	79.2
Net amortization included in Condensed Consolidated Statements of Operations	(102.0)	(16.1)	(118.1)
Change in unrealized capital gains/losses on available-for-sale securities	(173.5)	(124.1)	(297.6)
Balance as of March 31, 2015	$3,701.9	$542.4	$4,244.3

	DAC	VOBA	Total
Balance as of January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	91.6	3.4	95.0
Amortization:
Amortization	(159.6)	(47.3)	(206.9)
Interest accrued(1)	58.3	22.5	80.8
Net amortization included in Condensed Consolidated Statements of Operations	(101.3)	(24.8)	(126.1)
Change in unrealized capital gains/losses on available-for-sale securities	(293.3)	(166.4)	(459.7)
Balance as of March 31, 2014	$4,013.1	$847.7	$4,860.8
(1) Interest accrued at the following rates for DAC: 1.5% to 7.5% during 2015 and 0.6% to 7.4% during 2014. Interest accrued at the following rates for VOBA: 4.3% to 7.5% during 2015 and 4.1% to 7.5% during 2014.

6.     Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “2013 Omnibus Plan”) and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of March 31, 2015, common stock reserved and available for issuance under the 2013 Omnibus Plan was 162,690 shares.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and is substantially the same as the 2013 Omnibus Plan, except for certain changes intended to provide for the opportunity for performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of March 31, 2015, common stock reserved and available for issuance under the 2014 Omnibus Plan was 15,750,964 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the “Omnibus Plans”) each permit the granting of a wide range of equity-based awards, including restricted stock units (“RSUs”), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”), which are RSUs subject to certain time- and performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the three months ended March 31, 2015, the Company's equity awards to its employees consisted solely of RSUs and PSUs awarded under the 2014 Omnibus Plan. PSUs awarded during the three months ended March 31, 2015 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs vest no earlier than one year from the date of the award and no later than three years from the date of the award. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will again become available for issuance. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

As of March 31, 2015, there were no stock options issued or outstanding under the Omnibus Plans.

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

Due to the completion of the March 2015 Offering, the remaining 70,880 RSUs vested during the three months ended March 31, 2015, and were subsequently issued on April 21, 2015.

Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (“2013 Director Plan”), which the Company adopted in connection with the IPO. A total of 288,000 shares of Company common stock may be issued under the 2013 Director Plan. The material terms of the 2013 Director Plan are substantially consistent with the material terms of the Omnibus Plans described above.

Non-Employee Director Service Grants: In March of 2015, the Company granted 16,008 RSUs to certain non-employee directors serving on the Board. These awards vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as the director's service on the Board is terminated. On April 13, 2015, the Company granted an additional 1,875 RSUs to another non-employee director in connection with his election to the board.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

The Company provided certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan were designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards were granted in the form of phantom RSUs and phantom PSUs, each of which was designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of March 31, 2015, the Company had 112,711 phantom RSUs and 60,521 phantom PSUs, respectively, outstanding to its employees.

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

LSPP awards provided to the Company’s employees in 2012 were not converted and have continued to vest according to the terms of their original grant, with substantially all such awards having vested during or prior to the first quarter of 2015.

Equity Compensation Plan: In 2012 and 2013, certain employees of the Company (principally those employed within the Investment Management business) received equity-based awards under the ING America Insurance Holdings, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). Awards made under the Equity Compensation Plan are settled in the form of ING Group ADRs.

Equity Compensation Plan awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan. These awards are subject to a three-year vesting period provided that the participant is still employed by the Company on the relevant vesting date.

Compensation Cost

The Company measures the cost of the share-based awards at their grant date fair value, based upon the market value of the stock, and recognizes that cost over the vesting period. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the granting of PSUs and RSUs and is recognized in Operating expenses in the Condensed Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three months ended March 31, 2015 and 2014 was immaterial.

The following table summarizes pre-tax share-based compensation costs, which includes costs related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended March 31,
	2015	2014
RSUs(1)	$12.7	$7.0
RSUs - Deal incentive awards	2.1	5.6
PSU awards(1)	17.1	19.2
Phantom Plan	2.3	0.3
Total	$34.2	$32.1
Income tax benefit(2)	12.0	—
Share-based compensation	$22.2	$32.1
(1) This table includes compensation costs of $0.7 and $7.9 for the three months ended March 31, 2015, related to ING Group RSU and PSU awards, respectively. In addition, this table includes compensation costs of $1.8 and $10.6 for the three months ended March 31, 2014, related to ING Group RSU and PSU awards, respectively.
(2) The Company recognized no income tax benefit due to valuation allowances for the three months ended March 31, 2014. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs		RSUs-Deal Incentive Awards			PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	3.2	$28.80	—		$—	0.6		$37.01
Adjustment for PSU performance factor	N/A	N/A	N/A		N/A	0.2		37.01
Granted	1.3	44.21	0.1		30.03	0.9		44.22
Vested	(0.8)	26.25	(0.1)	(1)	30.03	(0.8)		37.01
Forfeited	(0.1)	29.37	—		—	—	*	42.09
Outstanding as of March 31, 2015	3.6	$34.66	—		$—	0.9		$44.22
* Less than 0.1.
(1) As of March 31, 2015, these vested shares have not yet been issued.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2015			2014
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance as of December 31, 2014	263.7	21.8	241.9	261.8	0.1	261.7
Common shares issued	—	—	—	—	—	—
Common shares acquired - share repurchase	—	14.3	(14.3)	—	7.5	(7.5)
Share-based compensation	1.5	0.1	1.4	0.8	0.3	0.5
Common shares, balance as of March 31, 2015	265.2	36.2	229.0	262.6	7.9	254.7

Share Repurchase Program

Direct Share Repurchase Program
On February 5, 2015, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $750.0, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. The authorization under the Direct Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

On March 9, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0. This repurchase reduced the remaining authorization under the Share Repurchase Program to $129.7.

Additionally, during the three months ended March 31, 2015, the Company acquired 707,563 shares through open market repurchases for an aggregate purchase price of $30.9.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended March 31, 2015, the Company increased its treasury stock by 64,731 shares in connection with such withholding activities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended March 31,
Earnings	2015	2014
Net income (loss) available to common shareholders:
Net income (loss)	$211.6	$271.6
Less: Net income (loss) attributable to noncontrolling interest	26.1	13.5
Net income (loss) available to common shareholders	$185.5	$258.1

Weighted average common shares outstanding
Basic	238.5	261.1
Dilutive Effects:(1) (2)
RSUs	1.7	1.0
RSUs - Deal incentive awards	—	0.8
PSU awards	0.5	0.6
Diluted	240.7	263.5

Net income (loss) available to common shareholders per common share
Basic	$0.78	$0.99
Diluted	0.77	0.98
(1) For the three months ended March 31, 2015, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to “out of the moneyness” in the periods presented.
(2) For the three months ended March 31, 2014, the Company had no antidilutive weighted average common shares affecting the earnings per share calculation.

Dividends to Common Shareholders

The declaration and payment of common share dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Voya Financial, Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - Debt Securities - Junior Subordinated Notes. to these Condensed Consolidated Financial Statements, on the payment of dividends by the Company.

On February 5, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on March 31, 2015 to shareholders of record of Voya Financial, Inc. as of February 27, 2015.

On April 30, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is to be paid on June 30, 2015 to shareholders of record of Voya Financial, Inc. as of May 29, 2015.

8.     Insurance Subsidiaries

Restrictions on Dividends and Returns of Capital from Subsidiaries

The Company's business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by its U.S. insurance subsidiaries to their respective parents. These restrictions are based in

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws applicable to the Company's insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with the Company’s insurance subsidiary domiciled in Colorado are referred to collectively, as the Company’s “principal insurance subsidiaries”), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval.

Security Life of Denver International ("SLDI"), the Company's Arizona captive, may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the Arizona Department of Insurance, which includes a minimum capital requirement.

The Company may receive dividends from or contribute capital to its wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On May 5, 2015, Voya Financial, Inc.'s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $819.0 payable on or after May 20, 2015.

Additionally, Voya Financial, Inc.'s principal insurance subsidiaries domiciled in Colorado and Connecticut are permitted to pay ordinary dividends in the aggregate amount of $201.5, with $111.5 of ordinary dividends payable by its Colorado insurance subsidiary after June 24, 2015 and $90.0 of ordinary dividends payable by its Connecticut insurance subsidiary after December 22, 2015.

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI”) as of the dates indicated:

	March 31,
	2015	2014
Fixed maturities, net of OTTI	$6,777.3	$4,759.7
Equity securities, available-for-sale	32.6	31.8
Derivatives	262.7	158.0
DAC/VOBA adjustment on available-for-sale securities	(2,138.2)	(1,514.7)
Sales inducements adjustment on available-for-sale securities	(86.0)	(74.8)
Other	(31.5)	(28.0)
Unrealized capital gains (losses), before tax	4,816.9	3,332.0
Deferred income tax asset (liability)	(1,324.9)	(802.7)
Net unrealized capital gains (losses)	3,492.0	2,529.3
Pension and other postretirement benefits liability, net of tax	39.2	48.2
AOCI	$3,531.2	$2,577.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$926.0		$(323.5)	$602.5
Equity securities	2.5		(0.9)	1.6
Other	0.1		—	0.1
OTTI	5.7		(2.0)	3.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	1.0		(0.4)	0.6
DAC/VOBA	(297.6)	(1)	104.2	(193.4)
Sales inducements	(10.8)		3.8	(7.0)
Change in unrealized gains/losses on available-for-sale securities	626.9		(218.8)	408.1

Derivatives:
Derivatives	37.1	(2)	(13.0)	24.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.9)		1.4	(2.5)
Change in unrealized gains/losses on derivatives	33.2		(11.6)	21.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$656.7		$(229.2)	$427.5
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,588.4		$(555.6)	$1,032.8
Equity securities	(16.0)		4.2	(11.8)
Other	(0.3)		0.1	(0.2)
OTTI	15.6		(5.5)	10.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	(8.8)		3.1	(5.7)
DAC/VOBA	(459.7)	(1)	160.9	(298.8)
Sales inducements	(16.7)		5.8	(10.9)
Change in unrealized gains/losses on available-for-sale securities	1,102.5		(387.0)	715.5

Derivatives:
Derivatives	24.6	(2)	(8.6)	16.0
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(1.4)		0.5	(0.9)
Change in unrealized gains/losses on derivatives	23.2		(8.1)	15.1

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$1,122.3		$(393.9)	$728.4
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
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated, as expressed in percentages:

	Three Months Ended March 31,
	2015	2014
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance	(5.6)	(17.5)
Dividend received deduction	(15.4)	(8.5)
Audit settlement	(0.1)	(0.4)
State tax expense (benefit)	6.0	2.2
Noncontrolling interest	(3.6)	(1.6)
Nondeductible expenses	0.1	0.1
Other	1.1	0.9
Income tax expense (benefit)	17.5%	10.2%

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of March 31, 2015 and December 31, 2014, the Company had total valuation allowances of approximately $1.0 billion. As of March 31, 2015 and December 31, 2014, $1.3 billion of these valuation allowances were allocated to continuing operations, and $(354.1) as of the end of each period was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended March 31, 2015 and 2014, the total decreases in the valuation allowance were $14.5 and $53.0, respectively, all of which were allocated to continuing operations.

Tax Regulatory Matters

During April 2015, the Internal Revenue Service (“IRS”) completed its examination of the Company's returns through tax year 2013. The 2013 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2014 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2014 and 2015.

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of March 31, 2015 and December 31, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of March 31, 2015 and December 31, 2014:

	Maturity	March 31, 2015	December 31, 2014
7.25% Voya Holdings, Inc. debentures due 2023(1)	08/15/2023	$159.2	$159.0
7.63% Voya Holdings, Inc. debentures due 2026(1)	08/15/2026	232.4	232.3
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.8	13.8
6.97% Voya Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.6	849.6
2.9% Senior Notes due 2018	02/15/2018	998.9	998.9
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,516.0	3,515.7
Less: Current portion of long-term debt		—	—
Total		$3,516.0	$3,515.7
(1) Guaranteed by ING Group.

As of March 31, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, the Company entered into a ten-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of $500.0 aggregate face amount of pre-capitalized trust securities redeemable February 15, 2025 (“P-Caps”) in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 of its 3.976% Senior Notes due 2025 (“3.976% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Company’s Condensed Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. The Company’s obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, including any failure to pay the put option premium or expense reimbursements when due, if the failure to pay is not cured within 30 days, and upon certain bankruptcy events involving the Company or Voya Holdings. The Company is also required to exercise the put option in full: (i) if the Company reasonably believes that its consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI and Noncontrolling interest, has fallen below $3.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 3.976% Senior Notes; and (iii) if certain events occur relating to the trust’s status as an “investment company” under the Investment Company Act of 1940.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the 3.976% Senior Notes then held by the trust in exchange for a corresponding amount of U.S. Treasury securities. If the put option has been fully exercised, the 3.976% Senior Notes issued may be redeemed by the Company prior to their maturity at par or, if greater, at a make-whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

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

As of March 31, 2015 and December 31, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $506.1.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of March 31, 2015, unsecured and uncommitted credit facilities totaled $1.7, unsecured and committed credit facilities totaled $7.8 billion and secured facilities totaled $205.0. Of the aggregate $8.0 billion capacity available, the Company utilized $4.9 billion in credit facilities outstanding as of March 31, 2015. Total fees associated with credit facilities were $25.3 and $29.3 for the three months ended March 31, 2015 and 2014, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of March 31, 2015:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	2/14/2018	$3,000.0	$887.2	$2,112.8
Security Life of Denver International Limited	Unsecured	Committed	1/24/2018	175.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	1/15/2019	500.0	—	500.0
Voya Financial, Inc./ Security Life of Denver International Limited	Unsecured	Committed	11/9/2015	750.0	750.0	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Secured	Committed	2/11/2018	195.0	195.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	717.0	278.0
Voya Financial, Inc./ Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	295.0	270.0
Total				$8,041.7	$4,853.6	$3,178.8

Secured facilities				$205.0	$195.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				7,835.0	4,656.2	3,178.8
Total				$8,041.7	$4,853.6	$3,178.8

Effective January 24, 2014, SLDI entered into a letter of credit facility agreement with a third-party bank to provide up to $150.0 of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business. Effective March 31, 2015, the amount of the facility was increased to $175.0 of committed capacity until January 24, 2018.

On February 11, 2015, Voya Financial, Inc. entered into a $195.0 letter of credit facility agreement with a third-party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of the inception of the facility, Voya Financial, Inc. collateralized the facility with $212.0 of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Amended and Restated Credit Agreement

On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the terms of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of March 31, 2015, there were no amounts outstanding as revolving credit borrowings. As of March 31, 2015, $887.2 of LOCs were outstanding under the Revolving Credit Agreement.

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

As of March 31, 2015, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $1.2 billion, of which $289.4 relates to consolidated investment entities. As of December 31, 2014, the Company had off-balance sheet commitments to purchase investments equal to their fair value of $887.4, of which $297.0 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of the insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $14.3 and $14.5 as of March 31, 2015 and December 31, 2014, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $26.5 as of March 31, 2015 and December 31, 2014 for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	March 31, 2015	December 31, 2014
Fixed maturity collateral pledged to FHLB	$1,631.3	$1,614.8
FHLB restricted stock(1)	76.3	76.3
Other fixed maturities-state deposits	246.3	241.7
Securities pledged(2)	1,209.7	1,184.6
Total restricted assets	$3,163.6	$3,117.4
(1) Included in Other investments in the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $548.8 and $545.9 as of March 31, 2015 and December 31, 2014, respectively, which are included in Securities pledged on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2015 and December 31, 2014, the Company delivered securities as collateral of $660.9 and $638.7, respectively, which are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2015 and December 31, 2014, the Company had $1.4 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, assets with a market value of approximately $1.6 billion collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. This paragraph contains an estimate of reasonably possible losses above any amounts accrued. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued, the estimate reflects the reasonably possible range of loss in excess of the accrued amounts. For matters for which a reasonably possible (but not probable) range of loss exists, the estimate reflects the reasonably possible and unaccrued loss or range of loss. As of March 31, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denies all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs and $7.5 to Fireman’s Fund. The Company objects to the Court’s decisions and the Statement of Decision on the grounds that they are inconsistent with California law and the evidence presented at trial. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company filed an appellate bond that stays execution of that judgment while a motion for new trial and appeal are pursued. On April 29, 2015, the Court issued a Proposed Statement of Decision denying Fireman’s Fund’s request for punitive damages.

13.    Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Effective March 9, 2015, ING Group divested its remaining ownership interest in Voya Financial, Inc. As such, as of the date of this Quarterly Report, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc.

The following table summarizes income and expense from transactions with related parties for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Income	Expense	Income	Expense
NN Group	$0.4	$0.1	$0.6	$0.1
ING Group	2.8	3.0	5.6	3.5
ING Bank	18.2	5.7	(0.5)	6.6
Other	3.8	3.4	5.3	3.4
Total	$25.2	$12.2	$11.0	$13.6

Assets and liabilities from transactions with related parties as of December 31, 2014 are shown below:

	Assets	Liabilities
NN Group	$0.1	$0.2
ING Group	1.9	1.2
ING Bank	12.9	4.0
Other	2.2	1.4
Total	$17.1	$6.8

As of March 31, 2015, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc.

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The Company is a borrower in credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. While there were outstanding payables related to credit facility agreements with ING Bank, there were no outstanding payables related to credit facility agreements with related parties as of March 31, 2015. As of December 31, 2014, the Company had outstanding payables of $4.0 related to credit facility agreements with related parties. The Company incurred expenses of $5.7 and $3.7 related to credit facility agreements with related parties for the three months ended March 31, 2015 and 2014, respectively.

Share Repurchase Program

During the quarter ended March 31, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0. The repurchases were each made pursuant to a Direct Share Repurchase Program with ING Group. The per share purchase price paid by the Company in each case was equal to the per share purchase price paid by the underwriters in registered public offerings of the Company’s common stock by ING Group which were completed concurrently with each of the repurchase transactions.

See the Shareholders' Equity and Earnings per Common Share Note to these Condensed Consolidated Financial Statements for additional information regarding share repurchase transactions with ING Group.

Derivatives

The Company is party to several derivative contracts with NN Group N.V. (“NN Group”) and ING Bank and one or more of ING Bank's subsidiaries. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

There were no outstanding notional amounts related to derivative contracts with related parties as of March 31, 2015. As of December 31, 2014, the outstanding notional amount with ING Bank and NN Group was $464.1 (consisting of currency forwards of $178.0 and equity options of $286.1). As of December 31, 2014, the market value for these contracts was $11.5. For the three months ended March 31, 2015 and 2014, the Company recorded net realized capital gains (losses) of $18.2 and $(0.7), respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of March 31, 2015 and December 31, 2014, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $30.9 and $33.1, respectively. As of March 31, 2015, NN Group and its affiliates are no longer considered related parties of Voya Financial, Inc., however, this guarantee is still in effect.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $691.2 and $694.4 as of March 31, 2015 and December 31, 2014, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of March 31, 2015 and December 31, 2014, the Company consolidated 17 and 16 CLOs, respectively.

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

As of March 31, 2015 and December 31, 2014, the Company consolidated 33 and 35 funds respectively, which were structured as partnerships.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	March 31, 2015	December 31, 2014
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$198.2	$605.9
Corporate loans, at fair value using the fair value option	7,040.1	6,793.1
Other assets	70.4	67.3
Total CLO entities	7,308.7	7,466.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	101.5	104.5
Limited partnerships/corporations, at fair value	3,852.5	3,727.3
Other assets	32.0	25.1
Total investment funds	3,986.0	3,856.9
Total assets of consolidated investment entities	$11,294.7	$11,323.2

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,408.9	$6,838.1
Other liabilities	809.8	561.1
Total CLO entities	7,218.7	7,399.2
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	775.2	796.7
Total investment funds	775.2	796.7
Total liabilities of consolidated investment entities	$7,993.9	$8,195.9

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2015 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of March 31, 2015 and December 31, 2014, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $86.9 and $75.9, respectively. Less than 1% of the collateral assets were in default as of March 31, 2015 and December 31, 2014.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2026 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $255.3 and $239.6 as of March 31, 2015 and December 31, 2014, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
March 31, 2015
Assets:
CLO Investments	$19.0	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$6,408.9	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2014
Assets:
CLO Investments	$19.2	Discounted Cash Flow	Default Rate
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Effective January 23, 2015, a certain CLO established a revolving line of credit up to $665.0 bearing interest at LIBOR plus 175 basis points. The line of credit is used for funding the purchase of loans for the CLO portfolio prior to the CLO's closing date. As of March 31, 2015, $335.0 has been drawn upon the line of credit.

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

As of March 31, 2015 and December 31, 2014, certain private equity funds maintained revolving lines of credit of $550.0, which renew annually and bear interest at LIBOR/EURIBOR plus 160 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of March 31, 2015 and December 31, 2014. As of March 31, 2015 and December 31, 2014, outstanding borrowings amount to $261.4. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Single Strategy Hedge Funds

As of March 31, 2015 and December 31, 2014, the Company acts as investment manager of a certain single strategy hedge fund (the “Fund”) that seeks to achieve its investment objective by investing in many forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise (“Agency”) backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits (“REMICs”). The Fund may also enter into repurchase and reverse repurchase agreements.

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

As of March 31, 2015 and December 31, 2014, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not de-recognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - Other liabilities. As of March 31, 2015 and December 31, 2014, outstanding financings amount to $401.3 and $417.1, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
VIEs - CLO entities:
Cash and cash equivalents	$198.2	$—	$—	$198.2
Corporate loans, at fair value using the fair value option	—	7,021.1	19.0	7,040.1
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	101.5	—	—	101.5
Limited partnerships/corporations, at fair value	—	1,161.3	2,691.2	3,852.5
Total assets, at fair value	$299.7	$8,182.4	$2,710.2	$11,192.3
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$6,408.9	$6,408.9
Total liabilities, at fair value	$—	$—	$6,408.9	$6,408.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets
VIEs - CLO entities:
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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2015 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

For the three months ended March 31, 2014, investments held in single strategy hedge funds were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of March 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.2	$(0.1)	$—	$(0.1)	$—	$—	$19.0
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,691.7	(0.5)	—	—	—	—	2,691.2
Total assets, at fair value	$2,710.9	$(0.6)	$—	$(0.1)	$—	$—	$2,710.2
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,838.1	$(28.2)	$—	$(401.0)	$—	$—	$6,408.9
Total liabilities, at fair value	$6,838.1	$(28.2)	$—	$(401.0)	$—	$—	$6,408.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of March 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.2	$—	$(0.7)	$—	$—	$25.0
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	(0.6)	5.1	—	13.9	—	2,752.5
Total assets, at fair value	$2,759.6	$(0.4)	$5.1	$(0.7)	$13.9	$—	$2,777.5
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$1.1	$409.4	$(46.6)	$—	$—	$5,525.5
Total liabilities, at fair value	$5,161.6	$1.1	$409.4	$(46.6)	$—	$—	$5,525.5

Deconsolidation of Certain Investment Entities

During the three months ended March 31, 2015 and 2014, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2015 and December 31, 2014, the Company did not hold any ownership interests in these unconsolidated CLOs.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the carrying amounts of total assets and liabilities of the CLOs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the CLO and (ii) other commitments and guarantees to the CLO.

	March 31, 2015	December 31, 2014
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	892.3	932.8
Liabilities of nonconsolidated investment entities	928.8	983.7

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

Effective April 20, 2015, the Company will provide its principal products and services in two ongoing businesses - Retirement and Investment Solutions; and Insurance Solutions. This change does not affect the Company's five ongoing operating segments.

The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments, which are comprised of non-strategic products that are in run-off and no longer being actively marketed and sold.

These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. The following is a brief description of these segments, as well as Corporate and Closed Block segments.

Retirement Solutions

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers. The Annuities segment primarily provides fixed, indexed and structured annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels.

Investment Management

The Investment Management business provides investment products and retirement solutions across a broad range of geographies, market sectors, investment styles and capitalization spectrums. Products and services are offered to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and general accounts of the Company's insurance subsidiaries and are distributed through the Company's direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

Insurance Solutions

The Insurance Solutions business provides its products through two segments: Individual Life and Employee Benefits. The Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term products, distributed using various channels to meet the needs of a broad range of customers from the middle market through affluent market segments. The Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Closed Blocks

Closed Blocks consists of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold. The Closed Block Variable Annuity ("CBVA") segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, the Company separated its CBVA segment from other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010 and the block shifted to run-off). The Closed Block Institutional Spread Products segment historically issued GICs and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, the Company continues to issue liabilities from time to time to replace liabilities that are maturing. The Closed Block Other segment consists primarily of retained and run-off activity related to divestment, including the Company's group reinsurance and individual reinsurance businesses.

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

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Retirement Solutions:
Retirement	$124.5	$114.9
Annuities	68.6	54.8
Investment Management	46.9	49.8
Insurance Solutions:
Individual Life	43.4	31.1
Employee Benefits	40.6	16.9
Total Ongoing Business	324.0	267.5
Corporate	(48.2)	(37.3)
Closed Blocks:
Closed Block Institutional Spread Products	5.1	5.4
Closed Block Other	8.7	(4.5)
Closed Blocks	13.8	0.9
Total operating earnings before income taxes	289.6	231.1

Adjustments:
Closed Block Variable Annuity	(34.4)	20.2
Net investment gains (losses) and related charges and adjustments	50.4	57.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(47.2)	6.4
Loss related to businesses exited through reinsurance or divestment	(15.4)	(10.5)
Income (loss) attributable to noncontrolling interest	26.1	13.5
Other adjustments to operating earnings	(12.8)	(16.0)
Income (loss) before income taxes	$256.3	$302.3

Operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

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

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Retirement Solutions:
Retirement	$600.5	$598.5
Annuities	315.6	354.4
Investment Management	163.1	160.5
Insurance Solutions:
Individual Life	668.8	692.2
Employee Benefits	370.9	338.9
Total Ongoing Business	2,118.9	2,144.5
Corporate	20.4	25.3
Closed Blocks:
Closed Block Institutional Spread Products	14.9	17.6
Closed Block Other	7.0	8.0
Closed Blocks	21.9	25.6
Total operating revenues	2,161.2	2,195.4

Adjustments:
Closed Block Variable Annuity	259.4	284.6
Net realized investment gains (losses) and related charges and adjustments	53.1	49.6
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(53.6)	(23.9)
Revenues related to businesses exited through reinsurance or divestment	40.6	19.0
Revenues attributable to noncontrolling interest	89.8	60.8
Other adjustments to operating revenues	75.5	85.4
Total revenues	$2,626.0	$2,670.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Investment management intersegment revenues	$38.6	$39.3

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2015	December 31, 2014
Retirement Solutions:
Retirement	$98,429.1	$96,433.9
Annuities	25,956.3	25,901.5
Investment Management	424.9	492.6
Insurance Solutions:
Individual Life	26,977.3	26,877.1
Employee Benefits	2,623.1	2,602.4
Total Ongoing Business	154,410.7	152,307.5
Corporate	5,826.0	5,910.0
Closed Blocks:
Closed Block Variable Annuity	48,871.5	48,706.9
Closed Block Institutional Spread Products	1,904.1	1,901.9
Closed Block Other	7,449.0	7,496.3
Closed Blocks	58,224.6	58,105.1
Total assets of segments	218,461.3	216,322.6
Noncontrolling interest	10,586.9	10,628.8
Total assets	$229,048.2	$226,951.4
16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. (“Parent Issuer”), Voya Holdings (“Subsidiary Guarantor”) and all other subsidiaries (“Non-Guarantor Subsidiaries”) of the Company as of March 31, 2015 and December 31, 2014, and their results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$71,432.7	$(15.3)	$71,417.4
Fixed maturities, at fair value using the fair value option	—	—	3,675.3	—	3,675.3
Equity securities, available-for-sale, at fair value	91.2	—	192.4	—	283.6
Short-term investments	212.0	—	1,403.5	—	1,615.5
Mortgage loans on real estate, net of valuation allowance	—	—	10,194.5	—	10,194.5
Policy loans	—	—	2,074.1	—	2,074.1
Limited partnerships/corporations	—	—	375.5	—	375.5
Derivatives	71.4	—	2,235.2	(179.6)	2,127.0
Investments in subsidiaries	18,507.4	13,710.0	—	(32,217.4)	—
Other investments	—	1.3	95.7	—	97.0
Securities pledged	—	—	1,209.7	—	1,209.7
Total investments	18,882.0	13,711.3	92,888.6	(32,412.3)	93,069.6
Cash and cash equivalents	249.6	1.7	1,624.1	—	1,875.4
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	983.1	(20.1)	993.7
Accrued investment income	—	—	927.2	—	927.2
Reinsurance recoverable	—	—	7,048.8	—	7,048.8
Deferred policy acquisition costs and Value of business acquired	—	—	4,244.3	—	4,244.3
Sales inducements to contract holders	—	—	239.9	—	239.9
Deferred income taxes	409.2	48.7	577.5	—	1,035.4
Goodwill and other intangible assets	—	—	276.3	—	276.3
Loans to subsidiaries and affiliates	183.4	0.1	535.0	(718.5)	—
Due from subsidiaries and affiliates	16.5	0.5	7.0	(24.0)	—
Other assets	54.8	—	949.6	(0.9)	1,003.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,852.5	—	3,852.5
Cash and cash equivalents	—	—	299.7	—	299.7
Corporate loans, at fair value using the fair value option	—	—	7,040.1	—	7,040.1
Other assets	—	—	102.4	—	102.4
Assets held in separate accounts	—	—	107,039.4	—	107,039.4
Total assets	$19,826.2	$13,762.3	$228,635.5	$(33,175.8)	$229,048.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$16,037.6	$—	$16,037.6
Contract owner account balances	—	—	69,692.6	—	69,692.6
Payables under securities loan agreement, including collateral held	—	—	1,971.9	—	1,971.9
Short-term debt with affiliates	534.3	148.4	34.9	(717.6)	—
Long-term debt	2,997.2	515.4	18.7	(15.3)	3,516.0
Funds held under reinsurance agreements	—	—	1,162.2	—	1,162.2
Derivatives	108.2	—	1,045.7	(179.6)	974.3
Pension and other post-employment provisions	—	—	808.1	—	808.1
Current income taxes	3.3	(1.1)	1.9	—	4.1
Due to subsidiaries and affiliates	5.8	1.2	2.0	(9.0)	—
Other liabilities	75.4	6.0	1,136.9	(36.9)	1,181.4
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,408.9	—	6,408.9
Other liabilities	—	—	1,585.0	—	1,585.0
Liabilities related to separate accounts	—	—	107,039.4	—	107,039.4
Total liabilities	3,724.2	669.9	206,945.8	(958.4)	210,381.5
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	16,102.0	13,092.4	19,125.0	(32,217.4)	16,102.0
Noncontrolling interest	—	—	2,564.7	—	2,564.7
Total shareholders' equity	16,102.0	13,092.4	21,689.7	(32,217.4)	18,666.7
Total liabilities and shareholders' equity	$19,826.2	$13,762.3	$228,635.5	$(33,175.8)	$229,048.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,925.6	$(15.3)	$69,910.3
Fixed maturities, at fair value using the fair value option	—	—	3,564.5	—	3,564.5
Equity securities, available-for-sale, at fair value	83.4	—	188.4	—	271.8
Short-term investments	—	—	1,711.4	—	1,711.4
Mortgage loans on real estate, net of valuation allowance	—	—	9,794.1	—	9,794.1
Policy loans	—	—	2,104.0	—	2,104.0
Limited partnerships/corporations	—	—	363.2	—	363.2
Derivatives	69.0	—	1,923.1	(172.5)	1,819.6
Investments in subsidiaries	17,879.7	13,312.0	—	(31,191.7)	—
Other investments	—	14.4	95.9	—	110.3
Securities pledged	—	—	1,184.6	—	1,184.6
Total investments	18,032.1	13,326.4	90,854.8	(31,379.5)	90,833.8
Cash and cash equivalents	682.1	1.6	1,847.2	—	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	816.4	(20.1)	827.0
Accrued investment income	—	—	891.7	—	891.7
Reinsurance recoverable	—	—	7,116.9	—	7,116.9
Deferred policy acquisition costs and Value of business acquired	—	—	4,570.9	—	4,570.9
Sales inducements to contract holders	—	—	253.6	—	253.6
Deferred income taxes	398.2	49.2	873.2	—	1,320.6
Goodwill and other intangible assets	—	—	284.4	—	284.4
Loans to subsidiaries and affiliates	169.0	—	0.3	(169.3)	—
Due from subsidiaries and affiliates	13.0	0.1	6.0	(19.1)	—
Other assets	49.3	—	942.2	(0.9)	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,727.3	—	3,727.3
Cash and cash equivalents	—	—	710.4	—	710.4
Corporate loans, at fair value using the fair value option	—	—	6,793.1	—	6,793.1
Other assets	—	—	92.4	—	92.4
Assets held in separate accounts	—	—	106,007.8	—	106,007.8
Total assets	$19,374.4	$13,377.3	$225,788.6	$(31,588.9)	$226,951.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,691.2	$—	$15,691.2
Contract owner account balances	—	—	69,319.5	—	69,319.5
Payables under securities loan agreement, including collateral held	—	—	1,445.0	—	1,445.0
Short-term debt with affiliates	—	149.7	19.3	(169.0)	—
Long-term debt	2,997.1	515.3	18.6	(15.3)	3,515.7
Funds held under reinsurance agreements	—	—	1,159.6	—	1,159.6
Derivatives	103.5	—	918.3	(172.5)	849.3
Pension and other post-employment provisions	—	—	826.2	—	826.2
Current income taxes	84.8	(5.7)	5.7	—	84.8
Due to subsidiaries and affiliates	4.8	1.2	(1.9)	(4.1)	—
Other liabilities	76.3	14.9	1,278.3	(36.3)	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,838.1	—	6,838.1
Other liabilities	—	—	1,357.8	—	1,357.8
Liabilities related to separate accounts	—	—	106,007.8	—	106,007.8
Total liabilities	3,266.5	675.4	204,883.5	(397.2)	208,428.2
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	16,107.9	12,701.9	18,489.8	(31,191.7)	16,107.9
Noncontrolling interest	—	—	2,415.3	—	2,415.3
Total shareholders' equity	16,107.9	12,701.9	20,905.1	(31,191.7)	18,523.2
Total liabilities and shareholders' equity	$19,374.4	$13,377.3	$225,788.6	$(31,588.9)	$226,951.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.4	$0.1	$1,173.0	$(1.9)	$1,174.6
Fee income	—	—	899.8	—	899.8
Premiums	—	—	608.8	—	608.8
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(2.6)	—	(2.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2.3	—	2.3
Net other-than-temporary impairments recognized in earnings	—	—	(4.9)	—	(4.9)
Other net realized capital gains (losses)	(1.0)	0.2	(258.8)	—	(259.6)
Total net realized capital gains (losses)	(1.0)	0.2	(263.7)	—	(264.5)
Other revenue	0.9	—	102.7	(0.9)	102.7
Income (loss) related to consolidated investment entities:
Net investment income	—	—	96.9	—	96.9
Changes in fair value related to collateralized loan obligations	—	—	7.7	—	7.7
Total revenues	3.3	0.3	2,625.2	(2.8)	2,626.0
Benefits and expenses:
Policyholder benefits	—	—	887.0	—	887.0
Interest credited to contract owner account balances	—	—	484.7	—	484.7
Operating expenses	0.7	—	769.0	(0.9)	768.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	118.1	—	118.1
Interest expense	37.7	10.6	1.0	(1.9)	47.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	62.5	—	62.5
Other expense	—	—	1.2	—	1.2
Total benefits and expenses	38.4	10.6	2,323.5	(2.8)	2,369.7
Income (loss) before income taxes	(35.1)	(10.3)	301.7	—	256.3
Income tax expense (benefit)	—	(5.8)	56.4	(5.9)	44.7
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(35.1)	(4.5)	245.3	5.9	211.6
Equity in earnings (losses) of subsidiaries, net of tax	220.6	133.2	—	(353.8)	—
Net income (loss) including noncontrolling interest	185.5	128.7	245.3	(347.9)	211.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	26.1	—	26.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$185.5	$128.7	$219.2	$(347.9)	$185.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2.0	$—	$1,144.9	$(1.3)	$1,145.6
Fee income	—	—	931.8	—	931.8
Premiums	—	—	600.9	—	600.9
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(3.3)	—	(3.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(3.3)	—	(3.3)
Other net realized capital gains (losses)	0.6	—	(187.9)	—	(187.3)
Total net realized capital gains (losses)	0.6	—	(191.2)	—	(190.6)
Other revenue	0.9	—	105.5	(0.9)	105.5
Income (loss) related to consolidated investment entities:
Net investment income	—	—	81.5	—	81.5
Changes in fair value related to collateralized loan obligations	—	—	(3.8)	—	(3.8)
Total revenues	3.5	—	2,669.6	(2.2)	2,670.9
Benefits and expenses:
Policyholder benefits	—	—	865.0	—	865.0
Interest credited to contract owner account balances	—	—	493.1	—	493.1
Operating expenses	1.5	—	788.9	(0.9)	789.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	126.1	—	126.1
Interest expense	37.2	10.5	1.2	(1.3)	47.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	46.2	—	46.2
Other expense	—	—	1.1	—	1.1
Total benefits and expenses	38.7	10.5	2,321.6	(2.2)	2,368.6
Income (loss) before income taxes	(35.2)	(10.5)	348.0	—	302.3
Income tax expense (benefit)	—	3.3	22.1	5.3	30.7
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(35.2)	(13.8)	325.9	(5.3)	271.6
Equity in earnings (losses) of subsidiaries, net of tax	293.3	14.3	—	(307.6)	—
Net income (loss) including noncontrolling interest	258.1	0.5	325.9	(312.9)	271.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	13.5	—	13.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$258.1	$0.5	$312.4	$(312.9)	$258.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$185.5	$128.7	$245.3	$(347.9)	$211.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	654.4	435.0	654.4	(1,089.4)	654.4
Other-than-temporary impairments	5.7	4.7	5.7	(10.4)	5.7
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	656.7	438.9	656.7	(1,095.6)	656.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	229.2	153.0	229.2	(382.2)	229.2
Other comprehensive income (loss), after tax	427.5	285.9	427.5	(713.4)	427.5
Comprehensive income (loss)	613.0	414.6	672.8	(1,061.3)	639.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	26.1	—	26.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$613.0	$414.6	$646.7	$(1,061.3)	$613.0

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$258.1	$0.5	$325.9	$(312.9)	$271.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,110.1	767.7	1,113.2	(1,880.9)	1,110.1
Other-than-temporary impairments	15.6	13.2	15.6	(28.8)	15.6
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	1,122.3	780.1	1,125.4	(1,905.5)	1,122.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	393.9	274.1	393.5	(667.6)	393.9
Other comprehensive income (loss), after tax	728.4	506.0	731.9	(1,237.9)	728.4
Comprehensive income (loss)	986.5	506.5	1,057.8	(1,550.8)	1,000.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	13.5	—	13.5
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$986.5	$506.5	$1,044.3	$(1,550.8)	$986.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(130.4)	$20.1	$1,196.0	$(32.0)	$1,053.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,246.3	—	2,246.3
Equity securities, available-for-sale	7.1	—	0.8	—	7.9
Mortgage loans on real estate	—	—	312.8	—	312.8
Limited partnerships/corporations	—	—	33.3	—	33.3
Acquisition of:
Fixed maturities	—	—	(2,937.4)	—	(2,937.4)
Equity securities, available-for-sale	(13.3)	—	(1.0)	—	(14.3)
Mortgage loans on real estate	—	—	(713.3)	—	(713.3)
Limited partnerships/corporations	—	—	(33.7)	—	(33.7)
Short-term investments, net	(212.0)	—	307.9	—	95.9
Policy loans, net	—	—	29.9	—	29.9
Derivatives, net	(2.5)	—	(82.8)	—	(85.3)
Other investments, net	—	13.3	0.2	—	13.5
Sales from consolidated investments entities	—	—	767.6	—	767.6
Purchases of consolidated investment entities	—	—	(1,320.7)	—	(1,320.7)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(14.7)	—	(534.3)	549.0	—
Return of capital contributions and dividends from subsidiaries	32.0	—	—	(32.0)	—
Collateral received (delivered), net	—	—	360.2	—	360.2
Purchases of fixed assets, net	—	—	(8.6)	—	(8.6)
Net cash provided by (used in) investing activities	(203.1)	13.3	(1,572.8)	516.7	(1,245.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,864.3	—	1,864.3
Maturities and withdrawals from investment contracts	—	—	(1,760.8)	—	(1,760.8)
Debt issuance costs	(6.2)	—	—	—	(6.2)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	534.3	(1.3)	16.0	(549.0)	—
Return of capital contributions and dividends to parent	—	(32.0)	(32.0)	64.0	—
Borrowings of consolidated investment entities	—	—	350.0	—	350.0
Repayments of debt of consolidated investment entities	—	—	(15.9)	—	(15.9)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(268.9)	—	(268.9)
Common stock acquired - Share buyback	(622.0)	—	—	—	(622.0)
Share-based compensation	(2.7)	—	—	—	(2.7)
Excess tax benefits on share-based compensation	—	—	1.3	—	1.3
Dividends paid	(2.4)	—	—	—	(2.4)
Net cash provided by (used in) financing activities	(99.0)	(33.3)	153.7	(484.7)	(463.3)
Net increase (decrease) in cash and cash equivalents	(432.5)	0.1	(223.1)	—	(655.5)
Cash and cash equivalents, beginning of period	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of period	$249.6	$1.7	$1,624.1	$—	$1,875.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(12.1)	$8.0	$816.7	$(26.0)	$786.6

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,629.7	—	2,629.7
Equity securities, available-for-sale	2.4	13.1	32.2	—	47.7
Mortgage loans on real estate	—	—	307.4	—	307.4
Limited partnerships/corporations	—	—	60.9	—	60.9
Acquisition of:
Fixed maturities	—	—	(3,057.2)	—	(3,057.2)
Equity securities, available-for-sale	(6.5)	—	(0.9)	—	(7.4)
Mortgage loans on real estate	—	—	(252.9)	—	(252.9)
Limited partnerships/corporations	—	—	(18.4)	—	(18.4)
Short-term investments, net	(21.0)	—	22.9	—	1.9
Policy loans, net	—	—	27.3	—	27.3
Derivatives, net	11.5	—	(190.1)	—	(178.6)
Other investments, net	—	—	2.0	—	2.0
Sales from consolidated investments entities	—	—	571.8	—	571.8
Purchases of consolidated investment entities	—	—	(1,258.8)	—	(1,258.8)
Maturity of intercompany loans with maturities more than three months	0.6	—	—	(0.6)	—
Net maturity of short-term intercompany loans	(159.3)	—	(180.0)	339.3	—
Return of capital contributions from subsidiaries	75.0	—	—	(75.0)	—
Capital contributions to subsidiaries	—	(156.0)	—	156.0	—
Collateral received (delivered), net	—	—	89.4	—	89.4
Purchases of fixed assets, net	—	—	(8.7)	—	(8.7)
Other, net	—	0.2	(0.2)	—	—
Net cash provided by (used in) investing activities	(97.3)	(142.7)	(1,223.6)	419.7	(1,043.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,500.0	—	2,500.0
Maturities and withdrawals from investment contracts	—	—	(2,809.7)	—	(2,809.7)
Debt issuance costs	(16.7)	—	—	—	(16.7)
Intercompany loans with maturities of more than three months	—	—	(0.6)	0.6	—
Net (repayments of) proceeds from short-term intercompany loans	180.0	135.1	24.2	(339.3)	—
Return of capital contributions and dividends to parent	—	—	(101.0)	101.0	—
Contributions of capital from parent	—	—	156.0	(156.0)	—
Borrowings of consolidated investment entities	—	—	28.4	—	28.4
Contributions from (distributions to) participants in consolidated investment entities	—	—	466.9	—	466.9
Common stock acquired - Share buyback	(250.0)	—	—	—	(250.0)
Dividends paid	(2.6)	—	—	—	(2.6)
Net cash provided by (used in) financing activities	(89.3)	135.1	264.2	(393.7)	(83.7)
Net increase (decrease) in cash and cash equivalents	(198.7)	0.4	(142.7)	—	(341.0)
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$441.5	$1.5	$2,056.8	$—	$2,499.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2015 and 2014 and financial condition as of March 31, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements. Investors are directed to consider the risks and uncertainties discussed in Part II, Item 1A. of this Form 10-Q, as well as in other documents we have filed with the Securities and Exchange Commission ("SEC").

Overview

We provide our principal products and services in three ongoing businesses ("Ongoing Business")—Retirement Solutions, Investment Management and Insurance Solutions—and report our results for the Ongoing Business through five segments. Effective April 20, 2015, we will provide our principal products and services in two ongoing businesses - Retirement and Investment Solutions; and Insurance Solutions. This change does not affect our five ongoing operating segments.

The Retirement Solutions business provides its products and services through two segments: Retirement and Annuities:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities. Our Retirement segment also provides individual retirement accounts (“IRAs”) and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators (“TPAs”), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and the stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

•
Our Annuities segment provides fixed, indexed and structured annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent marketing organizations, independent broker-dealers, banks, independent insurance agents, pension professionals and affiliated broker-dealers.

The Investment Management business provides its products and services through a single segment, also called Investment Management:

•
Our Investment Management business provides investment products and retirement solutions to both individual and institutional customers by offering domestic and international fixed income, equity, multi-asset and alternative products and solutions across a range of geographies, market sectors, investment styles and capitalization spectrums. Investment Management products and services are primarily marketed to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and the general accounts of our insurance company subsidiaries. Investment Management products and services are distributed through a combination of our direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

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

•
Our Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. We reinsure substantially all of our new disability sales to a third-party. To distribute our products we utilize brokers, consultants, TPAs and private exchanges. In the voluntary market, policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers.

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

Closed Blocks consist of three separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold. Accordingly, these segments have been classified as closed blocks and are managed separately from our Ongoing Business.

•
The Closed Block Variable Annuity (“CBVA”) segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010 and the block shifted to run-off).

•
The Closed Block Institutional Spread Products segment historically issued guaranteed investment contracts (“GICs”) and funding agreements and invested amounts raised to earn a spread. While the business in the Closed Block Institutional Spread Products segment is being managed in active run-off, we continue to issue liabilities from time to time to replace liabilities that are maturing.

•	The Closed Block Other segment consists primarily of retained and run-off activity related to divestments, including our group reinsurance and individual reinsurance businesses.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. In the short- to medium-term, this potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management (“AUM”) fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 ("financial crisis") and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

Yields across high quality fixed income classes generally moved lower in 2014 and in the first quarter of 2015, and interest rates remain low by historical standards. The prolonged low interest rate environment has affected and may continue to affect the demand for our products in various ways. In the short- to medium-term, we may experience lower sales and reduced demand as the low interest rate environment makes it difficult to manufacture products that are consistently both attractive to customers and profitable.

Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $91.0 billion as of March 31, 2015, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2015 will earn an average yield in the range of 3.75% to 4.00%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosure About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

Governmental and Public Policy Impact on Demand for Our Products

The demand for our products is influenced by a dynamic combination of governmental and public policy factors. We anticipate that legislative and other governmental activity and our ability to flexibly respond to changes resulting from such activity will be crucial to our long-term financial performance. In particular, the demand for our products is influenced by the following factors:

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

Seasonality and Other Quarterly Matters

Our business results can vary from quarter to quarter as a result of seasonal factors. For all of our segments, the first quarter of each year typically has elevated operating expenses, reflecting higher payroll taxes and certain other expenses that tend to be concentrated in the first quarters. The effects of expense seasonality may be less during 2015 than previous years due to the timing of investments to support new product launches and distribution expansion. Additionally, alternative investment income tends to be lower in the first quarters. Other seasonal factors that affect the reporting segments making up our Ongoing Business include:

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

Employee Benefits

•
The first quarters tend to have the highest Group Life loss ratio. There are a number of factors that might contribute to this trend, such as delayed claims filings during the end of calendar year holiday season. Sales for Group Life and Stop Loss also tend to be the highest in the first quarters, as most of our contracts have January start dates in alignment with the start of our clients' fiscal years.

•	The third quarters tend to have the second highest Group Life and Stop Loss sales, as a large number of our contracts have July start dates in alignment with the start of our clients' fiscal years.

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to policyholder liabilities and deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") (collectively, "DAC/VOBA") and other intangibles, which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year.

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

We also discuss certain operating measures, described below, as well as Operating earnings before income taxes and Operating revenues, which provide useful information about our Ongoing Business and the operational factors underlying our financial performance. See the Segments Note to these Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to Total operating earnings before income taxes and the adjustments made to reconcile Total revenues to Total operating revenues.

AUM and AUA

A substantial portion of our fees, other charges and margins are based on AUM. AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement, annuity and UL products. AUM includes general account assets managed by our Investment Management segment in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheets. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

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

AUA represents accumulated assets on contracts pursuant to which we either provide administrative services or product guarantees for assets managed by third parties. These contracts are not insurance and assets are excluded from the Condensed Consolidated

Financial Statements. Fees earned on AUA are generally based on the number of participants, asset levels and/or the level of services or product guarantees that are provided.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Revenues:
Net investment income	$1,174.6	$1,145.6
Fee income	899.8	931.8
Premiums	608.8	600.9
Net realized capital gains (losses)	(264.5)	(190.6)
Other revenue	102.7	105.5
Income (loss) related to consolidated investment entities:
Net investment income	96.9	81.5
Changes in fair value related to collateralized loan obligations	7.7	(3.8)
Total revenues	2,626.0	2,670.9
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,371.7	1,358.1
Operating expenses	768.8	789.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	118.1	126.1
Interest expense	47.4	47.6
Operating expenses related to consolidated investment entities:
Interest expense	62.5	46.2
Other expense	1.2	1.1
Total benefits and expenses	2,369.7	2,368.6
Income (loss) before income taxes	256.3	302.3
Income tax expense (benefit)	44.7	30.7
Net income (loss)	211.6	271.6
Less: Net income (loss) attributable to noncontrolling interest	26.1	13.5
Net income (loss) available to our common shareholders	$185.5	$258.1

The following table presents AUM and AUA as of the dates indicated:

	March 31,
($ in millions)	2015	2014
AUM and AUA
Retirement Solutions:
Retirement	$314,086.3	$342,421.1
Annuities	26,818.2	26,967.6
Investment Management	261,621.7	260,466.5
Insurance Solutions:
Individual Life	15,774.0	16,007.7
Employee Benefits	1,771.5	1,776.4
Eliminations/Other	(179,620.2)	(181,790.2)
Total Ongoing Business	440,451.5	465,849.1
Closed Blocks:
Closed Block Variable Annuity	42,967.7	45,042.0
Closed Block Institutional Spread Products	1,581.6	2,351.1
Closed Block Other	511.6	538.9
Total Closed Blocks	45,060.9	47,932.0
Total AUM and AUA	$485,512.4	$513,781.1

AUM	283,847.2	279,511.6
AUA	201,665.2	234,269.5
Total AUM and AUA	$485,512.4	$513,781.1

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended March 31,
($ in millions)	2015	2014
Retirement Solutions:
Retirement	$124.5	$114.9
Annuities	68.6	54.8
Investment Management	46.9	49.8
Insurance Solutions:
Individual Life	43.4	31.1
Employee Benefits	40.6	16.9
Total Ongoing Business	324.0	267.5
Corporate	(48.2)	(37.3)
Closed Blocks:
Closed Block Institutional Spread Products	5.1	5.4
Closed Block Other	8.7	(4.5)
Total Closed Blocks (1)	13.8	0.9
Total operating earnings before income taxes	289.6	231.1

Adjustments:
Closed Block Variable Annuity	(34.4)	20.2
Net investment gains (losses) and related charges and adjustments	50.4	57.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(47.2)	6.4
Loss related to businesses exited through reinsurance or divestment	(15.4)	(10.5)
Income (loss) attributable to noncontrolling interest	26.1	13.5
Other adjustments to operating earnings	(12.8)	(16.0)
Income (loss) before income taxes	$256.3	$302.3
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended March 31,
($ in millions)	2015	2014
Retirement Solutions:
Retirement	$600.5	$598.5
Annuities	315.6	354.4
Investment Management	163.1	160.5
Insurance Solutions:
Individual Life	668.8	692.2
Employee Benefits	370.9	338.9
Total Ongoing Business	2,118.9	2,144.5
Corporate	20.4	25.3
Closed Blocks:
Closed Block Institutional Spread Products	14.9	17.6
Closed Block Other	7.0	8.0
Total Closed Blocks(1)	21.9	25.6
Total operating revenues	2,161.2	2,195.4

Adjustments:
Closed Block Variable Annuity	259.4	284.6
Net realized investment gains (losses) and related charges and adjustments	53.1	49.6
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(53.6)	(23.9)
Revenues related to businesses exited through reinsurance or divestment	40.6	19.0
Revenues attributable to noncontrolling interest	89.8	60.8
Other adjustments to operating revenues	75.5	85.4
Total revenues	$2,626.0	$2,670.9
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

The following table presents the adjustment to Income (loss) before income taxes related to Net investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Other-than-temporary impairments	$(3.8)	$(3.3)
CMO-B fair value adjustments(1)	37.5	65.3
Gains (losses) on the sale of securities	5.1	36.2
Other, including changes in the fair value of derivatives	16.1	(48.9)
Total investment gains (losses)	54.9	49.3
Net amortization of DAC/VOBA and other intangibles on above	(3.0)	7.7
Net investment gains (losses), including Closed Block Variable Annuity	51.9	57.0
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	1.5	(0.6)
Net investment gains (losses)	$50.4	$57.6
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended March 31,
($ in millions)	2015	2014
Gain (loss), excluding nonperformance risk	$(62.2)	$(8.3)
Gain (loss) due to nonperformance risk	(4.6)	2.7
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(66.8)	(5.6)
Net amortization of DAC/VOBA and sales inducements	19.6	12.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(47.2)	$6.4

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

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$4.7	$(19.8)

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net Income (Loss)

Net investment income increased $29.0 million from $1,145.6 million to $1,174.6 million primarily due to higher prepayment income. In addition, growth in AUM related to fixed indexed annuities (“FIA”) in our Annuities segment and an increase in general account AUM in our CBVA segment resulted in higher investment income. Partially offsetting these increases are lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities (“Annual Reset/MYGAs”) in our Annuities segment, and decrease in block size in our Closed Block Institutional Spreads Products segment.

Fee income decreased $32.0 million from $931.8 million to $899.8 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM and lower recordkeeping fees in our Retirement segment. These decreases were partially offset by increased cost of insurance fees on the aging in-force universal life block and an increase in fees associated with higher AUM in our Retirement and Annuities segments. Certain fees within our Investment Management Segment, including fees associated with affiliated and CLO entities, are eliminated in consolidation.

Premiums increased $7.9 million from $600.9 million to $608.8 million primarily associated with the annuitization of life contingent contracts in our CBVA segment and the new pension risk transfer contracts in our Retirement segment, as well as higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. The increases were partially offset by lower premiums in immediate annuities with life contingencies in our Annuities segment, and lower premiums in our Individual Life segment due to the impact of the Term Life Coinsurance Agreement, which is described below. The variances in Premiums correspond to changes in Interest credited and other benefits to contract owners/policyholders.

Net realized capital losses increased $73.9 million from $(190.6) million to $(264.5) million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment and Ongoing Business, as described below. The higher losses were partially offset by slightly higher net investment gains as well as changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in a decrease in Net realized capital losses of $18.2 million, from a gain of $32.2 million to a gain of $50.4 million.
Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $76.6 million increase in Net realized capital losses, including an unfavorable variance of $14.8 million due to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, as well as an unfavorable variance of $61.8 million related to changes in guaranteed benefit derivatives. In addition, net realized capital losses increased $22.5 million due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business. The unfavorable variances described above were primarily a result of interest rate and implied volatility movements.

Other revenue decreased $2.8 million from $105.5 million to $102.7 million primarily due to changes in market value adjustments related to plan sponsors upon surrender, partially offset by higher performance and service fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders increased $13.6 million from $1,358.1 million to $1,371.7 million as a result of several factors, including an increase in reserves associated with annuitization of life contingent contracts and higher general account AUM in our CBVA segment and the new pension risk transfer contracts in our Retirement segment. An increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with higher voluntary benefits. Additionally, higher interest credited due to an increase in FIA account balances was more than offset by a decline in account balances for Annual Reset/MYGAs due to continued runoff and a decrease in reserves for immediate annuities with life contingencies in our Annuities segment. A decrease in reserves as a result of the Term Life Coinsurance Agreement, described below, as well as lower crediting rates in our Retirement and Annuities segments also contributed to the offset.

Operating expenses decreased $20.7 million from $789.5 million to $768.8 million primarily due to lower Operating expenses in our CBVA segment as a result of continued run-off of the block, lower recordkeeping expenses in our Retirement segment, and lower restructuring costs. These decreases were partially offset by higher asset based commissions and higher variable compensation expenses.

Net amortization of DAC/VOBA decreased $8.0 million from $126.1 million to $118.1 million primarily due to favorable changes in DAC/VOBA unlocking, lower amortization on guaranteed benefit hedging gains (losses) due to lower gross profits and lower amortization in our Employee Benefits segment as a result of terminated cases in the prior period. The decreases were partially offset by higher amortization in our Individual Life segment driven by higher gross profits.

Income (loss) before income taxes decreased $46.0 million from $302.3 million to $256.3 million as a result of several factors, primarily due to unfavorable changes in our CBVA segment. Unfavorable changes in net guaranteed benefit hedging gains (losses) in our Ongoing Business, along with lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates contributed to the decrease. Partially offsetting these items were favorable results in our Ongoing Business due to higher prepayment income, improved loss ratios in our Employee Benefits segment, improved margins in our Annuities segment and lower net amortization of DAC/VOBA.

Income tax expense (benefit) increased $14.0 million from $30.7 million to $44.7 million primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period, partially offset by a decrease in pre-tax income.

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $58.5 million from $231.1 million to $289.6 million primarily due to higher prepayment income, improved loss ratios in our Employee Benefits segment, improved margins in our Annuities segment and favorable changes in DAC/VOBA and other intangibles unlocking. Partially offsetting these items were lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and higher commissions.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations-Segment by Segment-Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains and related charges and adjustments decreased $7.2 million from $57.6 million to $50.4 million as a result of several factors. Favorable derivative mark to market adjustments largely due to interest rate movements were offset by changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities. The favorable variance in investment gains was more than offset by higher DAC/VOBA and other intangibles amortization related to realized gains in our Retirement Solutions business, as well as lower favorable DAC/VOBA and other intangibles unlocking.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $53.6 million from $6.4 million to $(47.2) million primarily due to changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk, as a result of interest rate and equity market movements, in addition to a $7.3 million unfavorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment increased $4.9 million from $(10.5) million to $(15.4) million primarily due to charges related to an anticipated reinsurance transaction.

Other adjustments to operating earnings changed $3.2 million from $(16.0) million to $(12.8) million primarily due to lower restructuring costs.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table presents Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating earnings before income taxes	$324.0	$267.5

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$4.7	$(19.8)

Ongoing Business - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating earnings before income taxes increased $56.5 million from $267.5 million to $324.0 million primarily due to higher prepayment income, improved loss ratios in our Employee Benefits segment, improved margins in our Annuities segment and favorable changes in DAC/VOBA and other intangibles unlocking. Partially offsetting these items were lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and higher commissions.

Results of Operations - Segment by Segment

Retirement Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$388.9	$388.5
Fee income	186.9	191.1
Premiums	10.7	0.7
Other revenue	14.0	18.2
Total operating revenues	600.5	598.5
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	216.6	210.7
Operating expenses	219.8	226.0
Net amortization of DAC/VOBA	39.6	46.9
Total operating benefits and expenses	476.0	483.6
Operating earnings before income taxes	$124.5	$114.9

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$(4.2)	$(11.3)

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	March 31,
($ in millions)	2015	2014
Corporate markets	$44,987.5	$40,967.4
Tax-exempt markets(1)	55,314.3	53,564.2
Total full service plans	100,301.8	94,531.6
Stable value(2)	8,925.0	8,908.6
Retail wealth management	3,275.5	3,074.9
Total AUM	112,502.3	106,515.1
AUA	201,584.0	235,906.0
Total AUM and AUA(1)	$314,086.3	$342,421.1
(1) Balances as of March 31, 2015 reflect the reduction of assets transferred to reinsurer.
(2) Consists of assets where we are the investment manager.

	March 31,
($ in millions)	2015	2014
General Account (1)	$28,006.7	$28,205.7
Separate Account	60,776.9	58,279.4
Mutual Fund/Institutional Funds	23,718.7	20,030.0
AUA	201,584.0	235,906.0
Total AUM and AUA	$314,086.3	$342,421.1
(1) Balances as of March 31, 2015 reflect the reduction of assets transferred to reinsurer.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Balance as of beginning of period	$109,693.3	$105,236.9
Deposits	4,268.2	3,523.1
Surrenders, benefits and product charges	(3,607.6)	(3,478.7)
Net flows	660.6	44.4
Interest credited and investment performance	2,148.4	1,233.8
Balance as of end of period	$112,502.3	$106,515.1

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the “Second Quarter 2014 Reinsurance Transaction”). This transaction was accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above for the current period.

Retirement - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues

Net investment income and net realized gains increased $0.4 million from $388.5 million to $388.9 million as a result of several factors. Higher prepayment income and growth in general account assets were partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction on the current period as well as lower alternative investment income.

Fee income decreased $4.2 million from $191.1 million to $186.9 million primarily due to lower fees in our recordkeeping business, partially offset by an increase in full service retirement plan fees. The decrease in recordkeeping fees was primarily due to terminated contracts and was partially offset by an increase in change order fees. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM.

Premiums increased $10.0 million from $0.7 million to $10.7 million primarily due to the new pension risk transfer contracts, which is offset by higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue decreased $4.2 million from $18.2 million to $14.0 million primarily due to changes in market value adjustments related to plan sponsors upon surrender, partially offset by higher broker-dealer revenues during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $5.9 million from $210.7 million to $216.6 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as well as the increase in reserves associated with the pension risk transfer contracts as referenced above. This increase was partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction, along with a decrease in the average credited rates that reflect the continuing low interest rate environment.

Operating expenses decreased $6.2 million from $226.0 million to $219.8 million due to decreased recordkeeping expenses, associated with terminated contracts, and lower expenses in the current period from the impact of the Second Quarter 2014 Reinsurance Transaction, partially offset by higher asset based commissions during the current period.

Net amortization of DAC/VOBA decreased $7.3 million from $46.9 million to $39.6 million primarily due to the impact of equity market performance on DAC/VOBA unlocking in the current period compared to the prior period and lower amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes increased $9.6 million from $114.9 million to $124.5 million primarily due to higher prepayment income and lower unfavorable DAC/VOBA unlocking in the current period compared to the prior period, partially offset by lower alternative investment income and unfavorable market value adjustments.

Retirement Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$267.0	$270.6
Fee income	15.2	13.2
Premiums	29.8	66.1
Other revenue	3.6	4.5
Total operating revenues	315.6	354.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	175.4	229.8
Operating expenses	37.6	35.5
Net amortization of DAC/VOBA	34.0	34.3
Total operating benefits and expenses	247.0	299.6
Operating earnings before income taxes	$68.6	$54.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$9.5	$3.2

The following table presents AUM for our Annuities segment as of the dates indicated:

	March 31,
($ in millions)	2015	2014
AUM:
General account	$21,753.7	$22,573.2
Separate account	791.9	820.1
Mutual funds	4,272.6	3,574.3
Total AUM	$26,818.2	$26,967.6

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Balance as of beginning of period	$26,650.0	$26,646.7
Deposits	688.8	861.6
Surrenders, benefits and product charges	(797.7)	(806.8)
Net flows	(108.9)	54.8
Interest credited and investment performance	277.1	266.1
Balance as of end of period	$26,818.2	$26,967.6

Annuities - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues

Net investment income and net realized gains decreased $3.6 million from $270.6 million to $267.0 million primarily due to lower general account assets resulting from the continued run-off of the Annual Reset/MYGAs, reductions in required capital and lower income on alternative investments. Also contributing to the decline were lower investment yields on the CMO-B portfolio, as reinvestment rates were lower than the investments that matured. Partially offsetting these items was higher investment income resulting from the growth in FIAs and higher prepayment income.

Fee income increased $2.0 million from $13.2 million to $15.2 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased 20% from $3.5 billion in the first quarter of 2014 to $4.2 billion in the first quarter of 2015 due to positive net flows and market performance.

Premiums decreased $36.3 million from $66.1 million to $29.8 million primarily due to lower premiums in immediate annuities with life contingencies.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $54.4 million from $229.8 million to $175.4 million primarily driven by the decrease in immediate annuities with life contingencies and a decrease in interest credited, driven by the continued run-off of the Annual Reset/MYGAs. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $2.1 million from $35.5 million to $37.6 million due primarily to higher mutual fund and FIA commissions.

Net amortization of DAC/VOBA decreased $0.3 million from $34.3 million to $34.0 million due to higher favorable unlocking in the current period. Excluding the impact from unlocking, Net amortization of DAC/VOBA increased due to higher amortization resulting from higher gross profits.

Operating earnings before income taxes

Operating earnings before income taxes increased $13.8 million from $54.8 million to $68.6 million as a result of improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, higher prepayment income and higher favorable DAC unlocking in the current period. Partially offsetting these items was lower investment income from alternative investments and the CMO-B portfolio, as well as reductions in required capital.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$6.1	$7.3
Fee income	146.9	145.8
Other revenue	10.1	7.4
Total operating revenues	163.1	160.5
Operating benefits and expenses:
Operating expenses	116.2	110.7
Total operating benefits and expenses	116.2	110.7
Operating earnings before income taxes	$46.9	$49.8

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2015	2014
Investment Management intersegment revenues	$38.6	$39.3

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	March 31,
($ in millions)	2015	2014
AUM:
Institutional/retail
Investment Management sourced	$71,188.4	$69,104.4
Affiliate sourced(1)	59,005.1	57,988.9
General account	78,566.4	79,684.4
Total AUM	208,759.9	206,777.7
AUA:
Affiliate sourced(2)	52,861.8	53,688.8
Total AUM and AUA	$261,621.7	$260,466.5
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net Flows:
Investment Management sourced	$748.5	$1,345.3
Affiliate sourced	(1,074.1)	3,538.9
Total	$(325.6)	$4,884.2

Investment Management - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues

Net investment income and net realized gains decreased $1.2 million from $7.3 million to $6.1 million primarily due to lower alternative investment income in the current period.

Fee income increased $1.1 million from $145.8 million to $146.9 million primarily due to growth in institutional/retail AUM resulting in higher management and administrative fees earned. The increase in AUM was predominately driven by market improvements and positive net flows in recent periods driven by sub-advisor replacements. This increase was partially offset by certain fees earned in the prior period associated with the launch of a new private equity fund that did not reoccur in the current period.

Other revenue increased $2.7 million from $7.4 million to $10.1 million primarily due to higher performance and servicing fees earned in the current period.

Operating benefits and expenses

Operating expenses increased $5.5 million from $110.7 million to $116.2 million primarily due to higher variable compensation resulting from growth in AUM and higher variable expenses associated with sales in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $2.9 million from $49.8 million to $46.9 million primarily due to certain fees earned in the prior period associated with the launch of a new private equity fund that did not reoccur in the current period and lower alternative investment income, partially offset by higher Fee income due to an increase in AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$222.4	$219.8
Fee income	295.3	283.6
Premiums	146.6	183.7
Other revenue	4.5	5.1
Total operating revenues	668.8	692.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	490.6	527.8
Operating expenses	92.3	95.7
Net amortization of DAC/VOBA	42.5	37.6
Total operating benefits and expenses	625.4	661.1
Operating earnings before income taxes	$43.4	$31.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$0.1	$(7.1)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Sales by Product Line:
Universal life:
Accumulation	$1.6	$2.8
Indexed	14.4	7.9
Total universal life	16.0	10.7
Variable life	1.0	0.9
Whole life	—	0.1
Term	4.9	7.2
Total sales by product line	$21.9	$18.9

Total gross premiums	$475.0	$499.6
End of period:
In-force face amount	$473,115.3	$602,760.9
In-force policy count	1,114,231	1,323,303
New business policy count (paid)	5,407	7,879

Effective October 1, 2014, we disposed of, via reinsurance, a block of in-force Term contracts (the “Term Life Coinsurance Agreement”). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and excluded from the current period in the table above.
Individual Life - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues

Net investment income and net realized gains increased $2.6 million from $219.8 million to $222.4 million primarily due to higher prepayment income and higher asset volumes within the investment portfolio. Partially offsetting these items was the impact of the Term Life Coinsurance Agreement and lower alternative investment income in the current period.

Fee income increased $11.7 million from $283.6 million to $295.3 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and the net impact of changes in unearned revenue amortization and unlocking during the period.

Premiums decreased $37.1 million from $183.7 million to $146.6 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, Premiums increased slightly due to renewal premiums partially offset by lower first year premiums due to lower term life sales.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $37.2 million from $527.8 million to $490.6 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, Interest credited and other benefits to contract owners/policyholders was essentially flat. Unfavorable changes in mortality, net of reinsurance on the universal life blocks, were partially offset by favorable changes in reserves from lower term life sales.

Operating expenses decreased $3.4 million from $95.7 million to $92.3 million primarily due to the impact of the Term Life Coinsurance Agreement along with lower staffing costs. These decreases were partially offset by lower capitalization of gross commissions related to the mix of sales.

Net amortization of DAC/VOBA increased $4.9 million from $37.6 million to $42.5 million primarily due to higher amortization on the universal life blocks driven by higher gross profits. This increase was partially offset by unfavorable unlocking in the prior period that did not repeat in the current period.
Operating earnings before income taxes

Operating earnings before income taxes increased $12.3 million from $31.1 million to $43.4 million primarily driven by an increase in cost of insurance fees, higher prepayment income and the net impact of changes in unearned revenue amortization and unlocking during the period. Partially offsetting these items was higher amortization of DAC/VOBA on the universal life blocks.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$26.5	$26.7
Fee income	15.8	15.6
Premiums	330.0	296.3
Other revenue	(1.4)	0.3
Total operating revenues	370.9	338.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	255.4	244.5
Operating expenses	70.3	68.4
Net amortization of DAC/VOBA	4.6	9.1
Total operating benefits and expenses	330.3	322.0
Operating earnings before income taxes	$40.6	$16.9

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
DAC/VOBA and other intangibles unlocking	$(0.7)	$(4.6)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Sales by Product Line:
Group life	$36.6	$37.5
Group stop loss	203.0	182.4
Other group products	18.7	9.6
Total group products	258.3	229.5
Voluntary products	14.5	22.3
Total sales by product line	$272.8	$251.8

Total gross premiums and deposits	$374.6	$342.9
Total annualized in-force premiums	1,564.7	1,407.7

Loss Ratios:
Group life (interest adjusted)	74.2%	82.0%
Group stop loss	70.4%	72.4%

Employee Benefits - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating revenues

Premiums increased $33.7 million from $296.3 million to $330.0 million primarily due to higher sales of group stop loss as well as favorable persistency in the group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $10.9 million from $244.5 million to $255.4 million primarily due to higher group stop loss sales resulting in higher benefits incurred and higher voluntary benefits resulting from higher in-force and higher reserve releases in the prior period. These items were partially offset by improved loss ratios in group life and stop loss.

Operating expenses increased $1.9 million from $68.4 million to $70.3 million primarily due to higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA decreased $4.5 million from $9.1 million to $4.6 million primarily due to lower amortization in the current period as a result of terminated cases in the prior period.

Operating earnings before income taxes

Operating earnings before income taxes increased $23.7 million from $16.9 million to $40.6 million primarily due to higher stop loss premiums resulting from strong sales in the first quarter of 2015, favorable persistency in the group life and voluntary product lines, improved loss ratios in group life and stop loss and lower DAC/VOBA amortization in the current period. Partially offsetting these items were higher benefits incurred resulting from growth in the business and higher reserve releases in the prior period, resulting from terminations, that did not reoccur in the current period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Interest expense	$(48.0)	$(47.0)
Amortization of intangibles	(9.2)	(8.6)
Other	9.0	18.3
Operating earnings before income taxes	$(48.2)	$(37.3)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating earnings before income taxes changed $(10.9) million from $(37.3) million to $(48.2) million primarily related to consulting expenses and lower alternative investment income.

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Closed Block Institutional Spread Products	$5.1	$5.4
Closed Block Other	8.7	(4.5)
Operating earnings before income taxes	$13.8	$0.9

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$15.0	$17.2
Premiums	—	0.6
Other revenue	(0.1)	(0.2)
Total operating revenues	14.9	17.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.2	8.8
Operating expenses	2.6	3.3
Net amortization of DAC/VOBA	—	0.1
Total operating benefits and expenses	9.8	12.2
Operating earnings before income taxes	$5.1	$5.4

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$5.5	$5.9
Premiums	1.2	1.9
Other revenue	0.3	0.2
Total operating revenues	7.0	8.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	(3.4)	6.7
Operating expenses	1.7	5.8
Total operating benefits and expenses	(1.7)	12.5
Operating earnings before income taxes	$8.7	$(4.5)

Closed Blocks - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $0.3 million from $5.4 million to $5.1 million primarily due to lower earnings resulting from declines in the block size as well as accretion income on impaired assets. The average block size based on AUM declined approximately 35% from $2.5 billion during the first quarter 2014 compared to $1.6 billion during the current quarter.

Closed Block Other

Operating earnings before income taxes increased $13.2 million from a loss of $4.5 million to income of $8.7 million primarily due to favorable reserve development in the retained portion of the group reinsurance business and lower Operating expenses due to a lower accrual for a contingency compared to the prior period.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Revenues:
Net investment income	$50.9	$34.8
Fee income	288.0	316.8
Premiums	89.2	50.2
Net realized capital gains (losses)	(171.2)	(121.1)
Other revenue	2.5	3.9
Total revenues	259.4	284.6
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	168.5	126.5
Operating expenses and interest expense	112.1	122.1
Net amortization of DAC/VOBA	13.2	15.8
Total benefits and expenses	293.8	264.4
Income (loss) before income taxes	$(34.4)	$20.2

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(331.6)	$(239.1)
Gain (losses) related to CHO program	20.2	(10.9)
Gain (loss) due to nonperformance risk	55.0	29.5
Net investment gains (losses)	1.5	(0.6)
DAC/VOBA and other intangibles unlocking	0.3	0.4

The following table presents AUM for our CBVA segment as of the dates indicated:

	March 31,
($ in millions)	2015	2014
AUM
General account	$2,739.0	$1,517.3
Separate account	40,228.7	43,524.7
Total AUM	$42,967.7	$45,042.0

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Balance as of beginning of period	$41,132.0	$44,788.2
Deposits	34.0	53.6
Surrenders, benefits and product charges	(1,229.5)	(1,234.4)
Net flows	(1,195.5)	(1,180.8)
Interest credited and investment performance	755.4	415.4
Balance as of end of period	$40,691.9	$44,022.8

End of period contracts in payout status	$2,275.8	$1,019.2
Total balance as of end of period*	$42,967.7	$45,042.0
* Includes products in accumulation and payout phase, Policy Loans and Life Insurance Business.

Closed Block Variable Annuity - Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Income (loss) before income taxes decreased $54.6 million from $20.2 million to a $(34.4) million loss, primarily due to net losses related to the incurred guaranteed benefits and our guarantee hedge program and CHO program, which increased $61.4 million as described below, partially offset by changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which improved $25.5 million, from a gain of $29.5 million to a gain of $55.0 million.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program and CHO program increased to a loss of $311.4 million in the current period compared to a loss of $250.0 million in the prior period. The $61.4 million unfavorable variance was primarily due to interest rate movements as well as unfavorable reserve movements resulting from implied volatility. These unfavorable impacts were partially offset by lower equity market returns, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

In addition, benefit costs increased as a result of the guaranteed minimum income benefit ("GMIB") enhanced annuitization offer completed during the current period, where contract owners elected to annuitize both GMIB life contingent contracts and non-life contingent contracts. Lower Fee income was partially offset by lower Operating expenses as a result of continued run-off of the block. Higher Net investment income primarily due to higher general account AUM and higher Premiums associated with the annuitization of life contingent contracts are both offset by corresponding reserve increases in Interest credited to contract owner account balances as well as Policyholder benefits.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value (“NAV”) of these funds. The investment income on alternative investments shown below for the periods stated excludes the Net investment income from Lehman Recovery/LIHTC and net loss on sale of certain alternative investments during the prior periods.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long term.

The following table presents the investment income for the three months ended March 31, 2015 and 2014, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Retirement
Alternative investment income	$2.5	$7.1
Average alternative investment	349.1	266.7
Annuities
Alternative investment income	1.3	6.4
Average alternative investment	231.4	179.3
Investment Management
Alternative investment income	6.1	7.3
Average alternative investment	148.3	141.7
Individual Life
Alternative investment income	1.1	5.5
Average alternative investment	155.8	123.9
Employee Benefits
Alternative investment income	0.2	0.8
Average alternative investment	34.7	24.1
Total Ongoing Business
Alternative investment income	11.2	27.1
Average alternative investment	919.3	735.7
Corporate
Alternative investment income	2.8	5.0
Average alternative investment	109.8	103.7
Closed Blocks(1)
Alternative investment income	0.2	1.1
Average alternative investment	23.4	29.8
Total Voya Financial, Inc.
Alternative investment income	14.2	33.2
Average alternative investment	$1,052.5	$869.2
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

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI over estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions, are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI and URR are adjusted with an offsetting benefit or charge to earnings to reflect changes in the period of the revision. An unlocking event that results in a benefit (“favorable unlocking”) generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC, VOBA, DSI and URR due to contract changes or contract terminations higher than estimated are also included in “unlocking.” An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangibles" unlocking. As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three months ended March 31, 2015 and 2014.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Retirement	$(4.2)	$(11.3)
Annuities	9.5	3.2
Individual Life	0.1	(7.1)
Employee Benefits	(0.7)	(4.6)
Total DAC/VOBA and other intangibles unlocking	$4.7	$(19.8)

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended March 31,
($ in millions)	2015	2014
CBVA	$0.3	$0.4
Ongoing Business	8.6	28.2
Total	$8.9	$28.6

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2015	2014
Beginning cash and cash equivalents balance	$682.1	$640.2
Sources:
Proceeds from loans from subsidiaries, net of repayments	534.3	180.0
Dividends and returns of capital from subsidiaries	32.0	75.0
Amounts received from subsidiaries under tax sharing agreements, net	—	67.8
Total sources	566.3	322.8
Uses:
Payment of interest expense	49.8	48.6
New issuances of loans to subsidiaries, net of repayments	14.4	158.7
Amounts paid to subsidiaries under tax sharing agreements, net	17.9	—
Payment of income taxes, net	68.6	30.0
Common stock acquired - Share repurchase	622.0	250.0
Share-based compensation	2.7	—
Dividends paid	2.4	2.6
Acquisition of short-term investments	212.0	21.0
Other, net	9.0	10.6
Total uses	998.8	521.5
Net increase in cash and cash equivalents	(432.5)	(198.7)
Ending cash and cash equivalents balance	$249.6	$441.5

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

During the three months ended March 31, 2015, we repurchased 13,599,274 shares of our common stock from ING Group for an aggregate purchase price of $600.0 million, pursuant to the terms of the Direct Share Repurchase Program. The per share purchase price we paid was equal to the per share purchase price paid by the underwriters in a registered public offering of our common stock by ING Group, which was completed concurrently with the repurchase transaction.

Additionally, during the three months ended March 31, 2015, we acquired 707,563 shares through open market repurchases for an aggregate purchase price of $30.9 million.

See the Shareholders' Equity and Earnings per Common Share Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional information regarding shares repurchase transactions.

Description of Certain Indebtedness

We borrow funds to provide liquidity, invest in the growth of the business and for general corporate purposes. Our ability to access these borrowings depends on a variety of factors including, but not limited to, the credit rating of Voya Financial, Inc. and of its insurance company subsidiaries and general macroeconomic conditions.

We did not have any short-term debt borrowings outstanding as of March 31, 2015. The following table summarizes our borrowing activities for the three months ended March 31, 2015:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,510.8	$—	$—	$0.3	$3,511.1
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,515.7	—	—	0.3	3,516.0
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,515.7	$—	$—	$0.3	$3,516.0

As of March 31, 2015, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of March 31, 2015, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the “Senior Notes”). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Rule 144A of the Securities Act (“Rule 144A”) and subsequently registered with the SEC. The Senior Notes are guaranteed by Voya Holdings Inc. (“Voya Holdings”), formerly Lion Connecticut Holdings Inc. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a “make-whole redemption price,” plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of March 31, 2015, the principal amount outstanding of junior subordinated notes (the “Junior Subordinated Notes”) was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Rule 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

Put Option Agreement for Senior Debt Issuance. On March 17, 2015, we entered into a ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500.0 million aggregate face amount of pre-capitalized trust securities redeemable February 15, 2025 (“P-Caps”) in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 million of its 3.976% Senior Notes due 2025 (“3.976% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expense in our Condensed Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

The put option agreement with the trust provides Voya Financial, Inc. with a source of liquid assets, which could be used to meet future financial obligations or to provide additional capital.

The put option described above will be exercised automatically in full if we fail to make certain payments to the trust, including any failure to pay the put option premium or expense reimbursements when due, if such failure is not cured within 30 days, and upon certain bankruptcy event involving us or Voya Holdings. We are also required to exercise the put option in full: (i) if we reasonably believe that our consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding Accumulated other comprehensive income (loss) and Noncontrolling interest, has fallen below $3.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 3.976% Senior Notes; and (iii) if certain events occur relating to the trust’s status as an “investment company” under the Investment Company Act of 1940.

We have a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the 3.976% Senior Notes then held by the trust in exchange for a corresponding amount of U.S. Treasury securities. If the put option has been fully exercised, the 3.976% Senior Notes issued may be redeemed by us prior to their maturity at par or, if greater, at a make-whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Aetna Notes. As of March 31, 2015 and December 31, 2014, Voya Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $235.1 million principal amount of 7.63% Debentures due August 15, 2026 and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “Equitable Notes”). ING Group guarantees the Aetna Notes. The Equitable Notes benefit from a guarantee by Voya Financial, Inc.

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

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above. As of March 31, 2015, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $506.1 million.

Senior Unsecured Credit Facility

Amended and Restated Credit Agreement. On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the term of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of March 31, 2015, there were no amounts outstanding as revolving credit borrowings. As of March 31, 2015, $887.2 million of LOCs were outstanding under the Revolving Credit Agreement.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of March 31, 2015, there was no LOC requirement and the actual amount of the LOCs outstanding was $200.0 million.

In addition to the $4.6 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $242.0 million of LOCs were outstanding to support miscellaneous requirements. In total, $4.9 billion of credit facilities were utilized as of March 31, 2015. As of March 31, 2015, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $7.8 billion. We also have $205.0 million in secured facilities.

Total fees associated with credit facilities for the three months ended March 31, 2015 and 2014 were $25.3 million and $29.3 million, respectively.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of March 31, 2015:

($ in millions)
Obligor / Applicant	Liability Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	2/14/2018	$3,000.0	$887.2	$2,112.8
	Individual Life					270.0
	Hannover Re Block					334.6
	CBVA					200.0
	Retirement Solutions					7.0
	Other					75.6
SLDI	Retirement Solutions	Unsecured	Committed	1/24/2018	175.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement Solutions	Unsecured	Committed	1/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/9/2015	750.0	750.0	—
SLDI	Hannover Re block	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	2/11/2018	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	717.0	278.0
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	295.0	270.0
Total					$8,041.7	$4,853.6	$3,178.8

Effective January 24, 2014, Security Life of Denver International ("SLDI"), our Arizona captive, entered into a letter of credit facility agreement with a third-party bank to provide up to $150.0 million of committed capacity until January 24, 2018 which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business. Effective March 31, 2015, the amount of the facility was increased to $175.0 million of committed capacity until January 24, 2018.

On February 11, 2015, we entered into a $195.0 million letter of credit facility agreement with a third party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of the inception of the facility, we collateralized the facility with $212.0 million of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of March 31, 2015. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$270.0	$270.0
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	295.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	717.0
Total				$2,500.0	$1,952.0

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.7 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/14/18	$334.6	$334.6
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/09/2015	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2021	1,125.0	1,125.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0
Total				$2,459.6	$2,459.6

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.5 billion in 2016.

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$200.0
Total				$200.0

Of the $200.0 million LOC outstanding, none was required as of March 31, 2015 as the statutory reserves ceded to SLDI were fully supported by assets in trust.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of March 31, 2015, such facilities provided for up to $2.1 billion of capacity, of which $1.0 billion was utilized.

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

In connection with certain reinsurance transactions involving a third-party trust (the “Master Trust”), Voya Financial, Inc. and SLDI are parties to a reimbursement agreement with a third-party bank that lends securities to the Master Trust. SLDI has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $750.0 million as of March 31, 2015, which obligations are guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provides an indemnification to the third-party bank with respect to any default by the Master Trust under the securities lending agreement under which this bank lends securities to the Master Trust, up to $750.0 million. This agreement and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America (“Hannover US”) who is the claim paying party. The current amount of reserves outstanding as of March 31, 2015 is $25.2 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $506.1 million combined principal amount of Aetna Notes. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of March 31, 2015 in relation to intercompany indemnifications and support agreements. As of March 31, 2015, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2015, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2015, Voya Financial, Inc. borrowed $534.3 million from its subsidiaries and loaned $183.4 million to its subsidiaries.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB+ (5 of 9)	Baa3(hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA" to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"

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

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies, including implications of the recently completed divestment of Voya Financial, Inc. by ING Group, among other factors.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2014 through March 31, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On March 16, 2015, Fitch raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB+ from BBB. Fitch also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB- and its junior subordinated debt credit ratings to BB+ from BB. Fitch raised the financial strength ratings of the operating subsidiaries to A from A-. All ratings were assigned a Stable outlook.

•
On March 3, 2015, Moody's raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to Baa2 from Baa3. Moody's also raised the senior unsecured credit ratings of Voya Financial, Inc. to Baa2 from Baa3 and its junior subordinated debt credit ratings to Baa3(hyb) from Ba1(hyb). Moody's raised the financial strength ratings of the operating subsidiaries, to A2 from A3. All ratings were assigned a Stable outlook.

•
On February 17, 2015, S&P raised the issuer credit ratings on Voya Financial, Inc. and Voya Holdings Inc. to BBB from BBB-. S&P also raised the senior unsecured credit ratings of Voya Financial, Inc. to BBB from BBB-and its junior subordinated debt credit ratings to BB+ from BB. S&P also raised the financial strength ratings of the operating subsidiaries to A from A-. All ratings were assigned a Stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of March 31, 2015, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $25.2 million and $24.8 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of March 31, 2015 and December 31, 2014, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $10 million and $40 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of March 31, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $45.0 million and no additional requirements, respectively.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On May 5, 2015, Voya Financial, Inc.'s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $819.0 million payable on or after May 20, 2015. We intend to use the proceeds of the ordinary dividends for general corporate purposes, including the repayment of certain borrowings from our subsidiaries.

Additionally, Voya Financial, Inc.'s principal insurance subsidiaries domiciled in Colorado and Connecticut are permitted to pay ordinary dividends in the aggregate amount of $201.5 million, with $111.5 million of ordinary dividends payable by our Colorado insurance subsidiary after June 24, 2015 and $90.0 million of ordinary dividends payable by our Connecticut insurance subsidiary after December 22, 2015.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On March 30, 2015, we received a $32.0 million return of capital from a subsidiary.

Off-Balance Sheet Arrangements

On March 17, 2015, we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a ten-year period, to issue up to $500.0 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on this put option agreement.

Impact of New Accounting Pronouncements

For information regarding the impact of new accounting pronouncements, see the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Reserves for future policy benefits;

•	DAC, VOBA and other intangibles (collectively, “DAC/VOBA and other intangibles”);

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

Income Taxes

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

As of March 31, 2015 and December 31, 2014, we recognized $418.3 million and $418.9 million, respectively, of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Further changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance as of March 31, 2015 and December 31, 2014 was approximately $1.0 billion. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of March 31, 2015 and December 31, 2014, we estimate that approximately $783.1 million was related to federal net operating losses. The remaining balance was attributable to various items including state taxes and other deferred tax assets.

Investments (excluding Consolidated Investment Entities)

Investments for our general account are managed by our wholly owned asset manager, Voya Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds.

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2015		December 31, 2014
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$71,417.4	76.8%	$69,910.3	77.0%
Fixed maturities, at fair value using the fair value option	3,675.3	3.9%	3,564.5	3.9%
Equity securities, available-for-sale	283.6	0.3%	271.8	0.3%
Short-term investments(1)	1,615.5	1.7%	1,711.4	1.9%
Mortgage loans on real estate	10,194.5	11.0%	9,794.1	10.8%
Policy loans	2,074.1	2.2%	2,104.0	2.3%
Limited partnerships/corporations	375.5	0.4%	363.2	0.4%
Derivatives	2,127.0	2.3%	1,819.6	2.0%
Other investments	97.0	0.1%	110.3	0.1%
Securities pledged	1,209.7	1.3%	1,184.6	1.3%
Total investments	$93,069.6	100.0%	$90,833.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,071.5	4.4%	$3,781.2	5.0%
U.S. Government agencies and authorities	376.8	0.5%	442.1	0.6%
State, municipalities and political subdivisions	754.3	1.1%	798.1	1.0%
U.S. corporate securities	38,453.6	55.5%	42,359.3	55.5%
Foreign securities(1)	15,609.8	22.5%	16,713.0	21.9%
Residential mortgage-backed securities	5,849.6	8.4%	6,560.4	8.6%
Commercial mortgage-backed securities	3,897.0	5.6%	4,185.9	5.5%
Other asset-backed securities	1,398.5	2.0%	1,462.4	1.9%
Total fixed maturities, including securities pledged	$69,411.1	100.0%	$76,302.4	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,279.0	4.8%	$3,904.0	5.2%
U.S. Government agencies and authorities	376.1	0.5%	435.9	0.6%
State, municipalities and political subdivisions	659.5	1.0%	694.4	0.9%
U.S. corporate securities	37,425.5	54.5%	40,740.8	54.7%
Foreign securities(1)	15,531.6	22.6%	16,444.2	22.0%
Residential mortgage-backed securities	5,972.7	8.7%	6,656.8	8.9%
Commercial mortgage-backed securities	3,916.3	5.7%	4,188.2	5.6%
Other asset-backed securities	1,538.1	2.2%	1,595.1	2.1%
Total fixed maturities, including securities pledged	$68,698.8	100.0%	$74,659.4	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of March 31, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,781.2	$—	$—	$—	$—	$—	$3,781.2
U.S. Government agencies and authorities	442.1	—	—	—	—	—	442.1
State, municipalities and political subdivisions	785.8	10.8	—	1.5	—	—	798.1
U.S. corporate securities	21,283.1	18,993.8	1,828.7	226.3	5.2	22.2	42,359.3
Foreign securities(1)	5,172.3	10,627.0	821.4	83.1	—	9.2	16,713.0
Residential mortgage-backed securities	6,244.4	54.1	39.4	13.5	37.0	172.0	6,560.4
Commercial mortgage-backed securities	4,173.7	—	9.0	3.2	—	—	4,185.9
Other asset-backed securities	1,391.3	50.8	3.5	14.6	1.4	0.8	1,462.4
Total fixed maturities	$43,273.9	$29,736.5	$2,702.0	$342.2	$43.6	$204.2	$76,302.4
% of Fair Value	56.7%	39.0%	3.5%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	435.9	—	—	—	—	—	435.9
State, municipalities and political subdivisions	682.1	10.7	1.6	—	—	—	694.4
U.S. corporate securities	20,544.0	18,094.9	1,814.8	257.0	7.8	22.3	40,740.8
Foreign securities(1)	5,002.2	10,681.4	695.9	55.7	—	9.0	16,444.2
Residential mortgage-backed securities	6,341.8	33.5	63.1	13.7	46.0	158.7	6,656.8
Commercial mortgage-backed securities	4,155.3	13.9	15.4	3.6	—	—	4,188.2
Other asset-backed securities	1,501.2	68.6	3.6	14.8	1.4	5.5	1,595.1
Total fixed maturities	$42,566.5	$28,903.0	$2,594.4	$344.8	$55.2	$195.5	$74,659.4
% of Fair Value	56.9%	38.7%	3.5%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,781.2	$—	$—	$—	$—	$3,781.2
U.S. Government agencies and authorities	438.6	—	3.5	—	—	442.1
State, municipalities and political subdivisions	95.7	540.4	149.7	10.8	1.5	798.1
U.S. corporate securities	1,026.0	2,371.1	17,807.6	19,071.7	2,082.9	42,359.3
Foreign securities(1)	132.4	1,470.7	3,830.4	10,350.4	929.1	16,713.0
Residential mortgage-backed securities	5,380.0	28.0	29.3	88.8	1,034.3	6,560.4
Commercial mortgage-backed securities	2,309.6	449.6	492.3	320.7	613.7	4,185.9
Other asset-backed securities	837.6	36.5	77.0	39.9	471.4	1,462.4
Total fixed maturities	$14,001.1	$4,896.3	$22,389.8	$29,882.3	$5,132.9	$76,302.4
% of Fair Value	18.3%	6.4%	29.4%	39.2%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	432.5	—	3.4	—	—	435.9
State, municipalities and political subdivisions	88.2	451.8	142.1	10.7	1.6	694.4
U.S. corporate securities	824.2	2,219.4	17,502.5	18,212.6	1,982.1	40,740.8
Foreign securities(1)	125.8	1,436.7	3,742.4	10,380.5	758.8	16,444.2
Residential mortgage-backed securities	5,434.1	30.0	31.0	94.6	1,067.1	6,656.8
Commercial mortgage-backed securities	2,235.3	515.0	474.1	350.6	613.2	4,188.2
Other asset-backed securities	930.2	36.1	99.2	43.5	486.1	1,595.1
Total fixed maturities	$13,974.3	$4,689.0	$21,994.7	$29,092.5	$4,908.9	$74,659.4
% of Fair Value	18.7%	6.3%	29.5%	38.9%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, decreased $82.9 million from $323.6 million to $240.7 million for the three months ended March 31, 2015. The decrease in gross unrealized losses was primarily due to declining interest rates.

As of March 31, 2015 and December 31, 2014 , we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of March 31, 2015 and December 31, 2014, the unrealized capital losses on this fixed maturity equaled $10.3 million or 4.3% and $10.5 million or 3.2% of the total unrealized losses, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2015			December 31, 2014
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,046.1	$3,576.5	93.9%	$2,961.9	$3,475.4	93.9%
2	2.8	4.5	0.1%	1.2	1.2	—%
3	0.7	5.1	0.1%	2.6	8.8	0.2%
4	7.2	13.4	0.4%	7.5	13.5	0.4%
5	28.6	36.8	1.0%	33.0	45.9	1.2%
6	100.5	172.0	4.5%	93.0	158.7	4.3%
	$3,185.9	$3,808.3	100.0%	$3,099.2	$3,703.5	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2015			December 31, 2014
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$27,249.0	$502.3	$500.7	$27,990.8	$463.1	$422.2

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2015			December 31, 2014
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$927.2	$1,268.1	33.3%	$944.7	$1,273.3	34.4%
Interest Only (IO)	296.6	323.2	8.5%	289.9	317.2	8.6%
Inverse IO	1,468.2	1,706.1	44.8%	1,359.8	1,595.3	43.0%
Principal Only (PO)	456.6	470.8	12.4%	465.4	475.6	12.8%
Floater	33.0	34.4	0.9%	34.8	36.1	1.0%
Other	4.3	5.7	0.1%	4.6	6.0	0.2%
Total	$3,185.9	$3,808.3	100.0%	$3,099.2	$3,703.5	100.0%

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

During the three months ended March 31, 2015, the valuations of our CMO-B portfolio generally increased due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Net investment income (loss)	$187.2	$191.2
Net realized capital gains (losses)(1)	(81.2)	(53.1)
Total income (pre-tax)	$106.0	$138.1
(1)Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity, including net coupon settlement on interest rate swaps, is included in Net realized capital gains (losses). Since these swaps are hedging securities whose coupon payments are reflected in Net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating income before income taxes rather than non-operating income. Also included in Net realized capital gains (losses) are the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in Net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating income) to operating income.

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2015	2014
Operating earnings before income taxes	$69.0	$74.2
Realized gains/losses including OTTI	$(0.5)	$(1.4)
Fair value adjustments	37.5	65.3
Non-operating income	$37.0	$63.9
Income (loss) before income taxes	$106.0	$138.1

Subprime and Alt-A Mortgage Exposure

The performance of pre-2008 vintage subprime and Alt-A mortgage collateral has exhibited sustained signs of recovery, after struggling through a multi-year correction in nationwide home values. While collateral losses continue to be realized, serious delinquencies and other measures of performance, like prepayments and severities, have displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity increased substantially since the credit crisis. Despite these improvements, the sector remains susceptible to various market risks. For example, early in the third quarter of 2013, the upward momentum in bond prices and market liquidity was disrupted, at least in part, by the pick-up in interest rate volatility. As this volatility dissipated, prices and liquidity recovered into the end of the year, supported by strength in the U.S. economy and, more specifically, the housing market. In the year ended December 31, 2014, the market was characterized by continued stability in underlying fundamentals, despite the adverse seasonal related impacts observed in certain housing activity related measures in the first quarter. Later in the year, the slowdown observed in housing activity measures in the first quarter was observed in home price measures. While home prices continued to move higher year-over-year, the magnitude of year-over-year price changes moved lower. This trend of lower rates of increase in housing price measures continued in the three months ended March 31, 2015. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under “Fixed Maturities” above. As of March 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $529.5 million, $487.5 million and $14.6 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $549.1 million, $512.6 million and $16.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	88.1%	AAA	—%	2007	30.5%
	2	8.1%	AA	0.4%	2006	27.1%
	3	0.6%	A	4.3%	2005 and prior	42.4%
	4	2.8%	BBB	3.7%		100.0%
	5	0.3%	BB and below	91.6%
	6	0.1%		100.0%
		100.0%
December 31, 2014
	1	86.8%	AAA	0.1%	2007	30.3%
	2	8.6%	AA	0.4%	2006	27.7%
	3	0.6%	A	4.5%	2005 and prior	42.0%
	4	2.7%	BBB	3.9%		100.0%
	5	0.3%	BB and below	91.1%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of March 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $392.8 million, $334.7 million and $4.6 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $408.7 million, $351.7 million and $4.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	87.5%	AAA	—%	2007	21.9%
	2	4.6%	AA	—%	2006	34.5%
	3	5.5%	A	0.8%	2005 and prior	43.6%
	4	1.4%	BBB	2.9%		100.0%
	5	—%	BB and below	96.3%
	6	1.0%		100.0%
		100.0%
December 31, 2014
	1	87.6%	AAA	—	2007	22.6%
	2	3.8%	AA	—	2006	33.9%
	3	6.2%	A	0.7%	2005 and prior	43.5%
	4	1.4%	BBB	3.1%		100.0%
	5	—	BB and below	96.2%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-Backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In the first quarter of 2015, this trend has continued, leaving most delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also shown improvements, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout 2014 and in the first quarter of 2015. The new issue market for CMBS has been a major contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs. The new issue volume for the three months ended March 31, 2015 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	99.7%	AAA	55.1%	2015	1.6%
	2	—%	AA	10.7%	2014	16.4%
	3	0.2%	A	11.8%	2013	13.0%
	4	0.1%	BBB	7.7%	2012	0.5%
	5	—%	BB and below	14.7%	2011	0.3%
	6	—%		100.0%	2010	0.4%
		100.0%			2009 and prior	67.8%
						100.0%

December 31, 2014
	1	99.2%	AAA	53.4%	2014	15.3%
	2	0.3%	AA	12.3%	2013	12.3%
	3	0.4%	A	11.3%	2012	0.3%
	4	0.1%	BBB	8.4%	2011	0.2%
	5	—	BB and below	14.6%	2010	0.3%
	6	—		100.0%	2009	—
		100.0%			2008 and prior	71.6%
						100.0%

As of March 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $947.7 million, $924.5 million and $1.6 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.1 billion, $1.0 billion and $1.8 million, respectively.

As of March 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.7%, 6.9% and 18.0%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 57.6%, 6.0% and 17.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
March 31, 2015
	1	99.1%	AAA	88.4%	2015	2.3%
	2	0.9%	AA	3.6%	2014	19.6%
	3	—%	A	5.8%	2013	12.9%
	4	—%	BBB	2.2%	2012	10.9%
	5	—%	BB and below	—%	2011	2.0%
	6	—%		100.0%	2010	1.7%
		100.0%			2009 and prior	50.6%
						100.0%

December 31, 2014
	1	97.9%	AAA	87.6%	2014	19.1%
	2	2.1%	AA	3.2%	2013	10.7%
	3	—	A	7.1%	2012	12.3%
	4	—	BBB	2.1%	2011	3.1%
	5	—	BB and below	—%	2010	1.9%
	6	—%		100.0%	2009	1.0%
		100.0%			2008 and prior	51.9%
						100.0%

Troubled Debt Restructuring

Although our portfolio of commercial loans and private placements is high quality, a small number of these contracts have been granted modifications, certain of which are considered to be troubled debt restructurings. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on troubled debt restructuring.

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

As of March 31, 2015 and December 31, 2014 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 60.2% and 59.9%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
March 31, 2015
Loan-to-Value Ratios:
0% - 50%	$1,150.2	$108.3	$30.1	$50.4	$—	$1,339.0	13.1%
>50% - 60%	1,919.7	289.7	187.1	147.8	15.9	2,560.2	25.1%
>60% - 70%	4,116.0	998.0	513.0	113.8	23.2	5,764.0	56.5%
>70% - 80%	59.5	296.1	139.1	12.8	8.5	516.0	5.1%
>80% and above	—	7.6	1.8	8.6	—	18.0	0.2%
Total	$7,245.4	$1,699.7	$871.1	$333.4	$47.6	$10,197.2	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$1,226.9	$150.5	$31.3	$51.9	$—	$1,460.6	14.9%
>50% - 60%	1,738.9	145.7	196.3	180.7	—	2,261.6	23.1%
>60% - 70%	4,058.3	783.4	532.8	124.3	16.0	5,514.8	56.3%
>70% - 80%	72.1	304.8	144.4	20.0	—	541.3	5.5%
>80% and above	—	7.7	1.9	9.0	—	18.6	0.2%
Total	$7,096.2	$1,392.1	$906.7	$385.9	$16.0	$9,796.9	100.0%

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

During the three months ended March 31, 2015, we recorded $2.4 million of credit related OTTI of which the primary contributor being $1.7 million of write-downs recorded in the RMBS Non-Agency sector. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain annuity products with guarantees. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

See Quantitative and Qualitative Disclosure About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q for further information.

Invested Asset and Credit Hedging

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K for further information.

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

As of March 31, 2015, we had $733.4 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $222.8 million, Italy of $303.3 million, Portugal of $10.6 million and Spain of $196.7 million. We did not have any exposure to Greece. As of March 31, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,187.8 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2015 our sovereign exposure was $218.4 million, which consisted of fixed maturities. We also had $1,089.0 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $259.5 million and the United Kingdom of $298.3 million. The balance of $6,880.4 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,285.1 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,172.4 million, in Belgium of $352.4 million, in France of $663.1 million, in Germany of $818.4 million and in Switzerland of $932.8 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of March 31, 2015:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded(1)
Ireland	$—	$—	$221.6	$221.6	$201.3	$—	$—	$—	$1.2	$—	$1.2	$222.8
Italy	—	—	303.3	303.3	275.7	—	—	—	—	—	—	303.3
Portugal	—	—	10.6	10.6	8.1	—	—	—	—	—	—	10.6
Spain	—	—	196.7	196.7	170.1	—	—	—	—	—	—	196.7
Total Peripheral Europe	$—	$—	$732.2	$732.2	$655.2	$—	$—	$—	$1.2	$—	$1.2	$733.4

Austria	$—	$—	$15.1	$15.1	$15.0	$—	$—	$—	$—	$—	$—	$15.1
Belgium	38.1	—	314.3	352.4	294.6	—	—	—	—	—	—	352.4
Croatia	28.4	—	—	28.4	25.6	—	—	—	—	—	—	28.4
Czech Republic	—	—	10.8	10.8	10.1	—	—	—	—	—	—	10.8
Denmark	—	—	132.0	132.0	122.0	—	—	—	—	—	—	132.0
Finland	—	—	18.2	18.2	17.0	—	—	—	—	—	—	18.2
France	—	162.4	437.8	600.2	556.1	—	—	322.8	—	259.9	62.9	663.1
Germany	—	55.9	743.3	799.2	752.6	—	—	35.1	—	15.9	19.2	818.4
Kazakhstan	32.5	1.2	22.8	56.5	59.4	—	—	—	—	—	—	56.5
Latvia	4.8	—	—	4.8	4.6	—	—	—	—	—	—	4.8
Lithuania	35.4	—	—	35.4	30.3	—	—	—	—	—	—	35.4
Luxembourg	—	—	45.1	45.1	42.2	—	—	—	—	—	—	45.1
Netherlands	—	191.3	981.1	1,172.4	1,082.1	—	—	8.5	—	8.5	—	1,172.4
Norway	—	—	287.2	287.2	267.6	—	—	—	—	—	—	287.2
Russian Federation	55.0	4.7	83.5	143.2	142.3	—	—	—	—	—	—	143.2
Slovakia	5.6	—	—	5.6	5.0	—	—	—	—	—	—	5.6
Sweden	—	33.6	86.0	119.6	109.7	—	—	—	—	—	—	119.6
Switzerland	—	254.9	672.1	927.0	853.2	—	—	4.6	1.2	—	5.8	932.8
Turkey	18.6	—	43.1	61.7	59.9	—	—	—	—	—	—	61.7
United Kingdom	—	296.0	2,986.8	3,282.8	3,032.4	—	—	408.9	—	406.6	2.3	3,285.1
Total Non-Peripheral Europe	218.4	1,000.0	6,879.2	8,097.6	7,481.7	—	—	779.9	1.2	690.9	90.2	8,187.8
Total Europe	$218.4	$1,000.0	$7,611.4	$8,829.8	$8,136.9	$—	$—	$779.9	$2.4	$690.9	$91.4	$8,921.2
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

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $691.2 million and $694.4 million as of March 31, 2015 and December 31, 2014, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Fair Value Measurement section of Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See the Consolidated Investment Entities Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Certain RMBS investments represent agency pass-through securities and close-to-the-index tranches issued by Fannie Mae, Freddie Mac or a similar government sponsored entity. Investments that we hold in non-agency RMBS and CMBS also include interest-only, principal-only and inverse floating securities. We are not obligated to provide any financial or other support to these entities. The RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO, whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Legislative and Regulatory Developments

Recent Activity by the NAIC

The National Association of Insurance Commissioners (“NAIC”), the New York Department of Financial Services and other state and federal regulators continue to review life insurers’ use of captive reinsurance companies. On February 24, 2015, the NAIC Financial Regulation Standards and Accreditation (F) Committee exposed for public comment a proposed revised preamble to the NAIC accreditation standards that would apply to captives that assume XXX/AXXX, variable annuity and long-term care business (the NAIC revised the proposal on April 28, 2015 solely to clarify that only captives that reinsure these lines of business are included in the scope of the proposal). At the NAIC Spring National Meeting in March 2015, the NAIC Financial Conditions (E) Committee established the Variable Annuities Issues (E) Working Group to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see Risk Factors-Risks Related to Regulation - "Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" in Part I, Item IA. of our Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Captive Reinsurance Subsidiaries in our Annual Report on Form 10-K (File No. 001-35897).

Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”

In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal is subject to a public comment period of at least 75 days, and would become effective eight months following re-publication of a final rule at the conclusion of this period and any additional time allowed for further comment and public hearings.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we deliver ERISA plan distribution support and investment education, conduct rollover discussions with plan participants and beneficiaries, and provide investment advice to IRA owners. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to the new rule.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk and credit risk. We do not have material market risk exposure to “trading” activities in our Condensed Consolidated Financial Statements.

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

We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:

•	At-risk limits on sensitivities of earnings and regulatory capital;

•	Duration and convexity mismatch limits;

•	Credit risk limits;

•	Liquidity limits;

•	Mortality concentration limits;

•	Catastrophe and mortality exposure retention limits for our insurance risk; and

•	Investment and derivative guidelines.

We manage our risk appetite based on several key risk metrics, including:

•	At-risk metrics on sensitivities of earnings and regulatory capital;

•
Stress scenario results: forecasted results under stress events covering the impact of changes in interest rates, equity markets, mortality rates, credit default and spread levels, and combined impacts;

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

We use product design, pricing and ALM strategies to reduce the adverse effects of interest rate movement. Product design and pricing strategies can include the use of surrender charges, withdrawal restrictions and the ability to reset credited interest rates. ALM strategies can include the use of derivatives and duration and convexity mismatch limits. See Risk Factors-Risks Related to Our Business-General - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
Other Market Value and Cash Flow Hedges. We also use derivatives in general to hedge present or future changes in cash flows or market value changes in our assets and liabilities. We use derivatives such as interest rate swaps to specifically hedge interest rate risks associated with our CMO-B portfolio; see Management's Discussion and Analysis of Financial Condition and Results of Operations-Investments-CMO-B Portfolio in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2014.

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2015. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$76,302.4	$(5,389.1)	$5,915.6
Commercial mortgage and other loans	—	10,644.9	(566.8)	600.1
Derivatives:
Interest rate swaps, caps, forwards	65,866.5	879.8	(666.8)	916.7
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	56,725.7	(3,988.5)	4,999.7
Funding agreements with fixed maturities and GICs	—	1,543.0	(53.9)	56.0
Supplementary contracts and immediate annuities	—	2,825.3	(153.0)	172.6
Long-term debt	—	3,968.5	(258.1)	290.9
Embedded derivatives on reinsurance	—	163.5	(143.1)	163.2
Guaranteed benefit derivatives(3):
FIA	—	2,015.6	(104.7)	116.9
GMAB / GMWB / GMWBL	—	1,860.0	(789.5)	1,032.5
Stabilizer and MCGs	—	148.1	(91.9)	144.3

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.
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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2015, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,772.5	$770.5	$941.4	$908.0	$421.0	$572.6	$5,386.0
1.01% - 2.00%	1,753.3	627.1	540.9	151.5	33.8	123.9	3,230.5
2.01% - 3.00%	17,502.3	784.3	488.6	175.6	66.0	24.5	19,041.3
3.01% - 4.00%	12,031.6	586.5	729.3	1.6	—	—	13,349.0
4.01% and Above	3,451.8	118.1	0.4	1.4	—	0.8	3,572.5
Renewable beyond 12 months (MYGA) (2)	1,994.2	—	—	—	—	—	1,994.2
Total discretionary rate setting products	$38,505.7	$2,886.5	$2,700.6	$1,238.1	$520.8	$721.8	$46,573.5
Percentage of Total	82.7%	6.2%	5.8%	2.7%	1.1%	1.5%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2016 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our variable products, Fixed Indexed Annuity ("FIA") products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2015. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$283.6	$19.5	$(19.5)
Limited liability partnerships/corporations	—	375.5	22.8	(22.8)
Derivatives:
Equity futures and total return swaps(2)	9,057.7	43.9	(716.2)	716.2
Equity options	12,424.5	179.0	(33.3)	13.7
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	2,015.6	103.8	(190.7)
GMAB / GMWB/ GMWBL	—	1,860.0	(189.6)	263.8
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk (“NAR”)

The NAR for Guaranteed Minimum Death Benefits (“GMDB”), Guaranteed Minimum Accumulation Benefits (“GMAB”) and Guaranteed Minimum Withdrawal Benefits (“GMWB”) is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated.

The NAR for Guaranteed Minimum Income Benefits (“GMIB”) and Guaranteed Minimum Withdrawal Benefits for Life (“GMWBL”) is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates to long-term best estimates over fifteen years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of U.S. GAAP reserves.

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

The account values and NAR, both gross and net of reinsurance (“retained NAR”), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of March 31, 2015:

	As of March 31, 2015
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$40,637	$5,396	$4,895	43%		25%
Living Benefit
GMIB	$13,796	$2,469	$2,469	76%		19%
GMWBL	15,766	1,646	1,646	53%		17%
GMAB/GMWB	749	15	15	11%		19%
Living Benefit Total	$30,311	$4,130	$4,130	64%	(4)	18%	(5)
(1) Account value excludes $2.3 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2014 was 61%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2014 was 18%.

As of the date indicated above, compared to $4,130.0 million of NAR, we held gross statutory reserves before reinsurance of $3,244.5 million for living benefit guarantees; of this amount, $3,164.3 million was ceded to Security Life of Denver International Limited, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3,008.2 million as of March 31, 2015.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Variance swaps and equity options were used to mitigate the impact of changes in equity volatility on the economic liabilities associated with certain minimum guaranteed living benefits. In the second quarter of 2015, we chose to cease this program.

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on March 31, 2015 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of March 31, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,650)	$(2,100)	$(650)	$550	$1,500	$2,150	$(1,150)	$750
Hedge gain/(loss) immediate impact	2,600	1,500	400	(450)	(1,250)	(1,750)	800	(650)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	450	(450)
Increase/(decrease) in LOCs	1,050	600	250	—	—	—	—	300
Net impact	$—	$—	$—	$100	$250	$400	$100	$(50)
The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2015 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company (“VIAC”), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in a loss of approximately $200 million for the three months ended March 31, 2015, which was offset by the equity market decrease in AG43 reserves in excess of reserves for cash surrender value of approximately $400 million for the three months ended March 31, 2015. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on March 31, 2015 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of March 31, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$750	$450	$100	$(200)	$(550)	$(700)	$(450)	$300

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following March 31, 2015 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $76.6 billion and $74.9 billion as of March 31, 2015 and December 31, 2014, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Item 4.        Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, we completed the transition to Milliman, Inc., a third-party service provider, to outsource certain actuarial valuation, modeling and hedging functions of our Closed Block Variable Annuity ("CBVA") segment that historically have been performed internally.
In connection with the outsourcing arrangement, we evaluated and, where appropriate, made changes to the affected internal controls to maintain effectiveness of our internal controls over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report on Form 10-K”) filed with the SEC. In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties” herein and in our Annual Report on Form 10-K.

As discussed in the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I. Item 1. of this Quarterly Report on Form 10-Q, ING Group has reduced its ownership interest in the Company to 0%. As such, certain risk factors contained in our Annual Report on Form 10-K relating to ING Group’s continued significant ownership interest in us are no longer material risks to the Company following the divestiture by ING Group. These risk factors include:

•
Risks Related to Regulation - If ING Group or one of its subsidiaries were to change the nature of the regulated activities it conducts, we could in the future become subject to restrictions to which we are not currently subject, and to which we would not otherwise be subject as a standalone enterprise.

•	Risks Related to Our Separation from, and Continuing Relationship with, ING Group - ING Group’s continuing significant interest in us may result in conflicts of interest.

•
Risks Related to Our Separation from, and Continuing Relationship with, ING Group - Our continuing relationship with ING Group, our largest shareholder, and with affiliates of ING Group, may affect our ability to operate and finance our business as we deem appropriate and changes with respect to ING Group could negatively impact us.

In addition, certain portions of other risk factors are no longer material risks to the Company following the divestiture by ING Group. These risk factors, and the respective portions that are no longer material risks include:

•	Risks Related to Regulation - Our businesses and those of our affiliates are heavily regulated and changes in regulation or the application of regulation may reduce our profitability.

▪	The fourth paragraph, which discusses additional laws, regulations, disclosures and restrictions we may be subject to, to the extent we remain affiliated with ING Group.

•
Risks Related to Regulation - The Dodd-Frank Act, its implementing regulations and other financial regulatory reform initiatives could have adverse consequences for the financial services industry, including us, and/or materially affect our results of operations, financial condition or liquidity.

▪	The last sentence of the first bulleted item, which discusses potential implications if ING Group were deemed to “control” the Company.

▪	Portions of the last paragraph, only to the extent they reference ING Group.

The U.S. Department of Labor has proposed regulations that could, if adopted as proposed, adversely affect our distribution service model by limiting our ability to provide customers with advice.

In April 2015, the DOL issued a proposed rule that would, if adopted as proposed, broaden the definition of “fiduciary” for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. Although the DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, the exemption includes conditions and requirements that may make it difficult to rely upon in practice.

Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, could adversely affect our service model regarding ERISA plan distribution support, investment education, rollover discussions with plan participants and beneficiaries, and investment support of IRA owners. The proposed rule could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs’ attorneys in ERISA litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2015 - January 31, 2015	—	$—	—	$10.6
February 1, 2015 - February 28, 2015	—	—	—	760.6
March 1, 2015 - March 31, 2015	14,306,837	44.10	14,306,837	129.7
Total	14,306,837	$44.10	14,306,837	N/A

(1)
On February 5, 2015, the Company’s Board of Directors increased the authorization under the Direct Share Repurchase Program by an additional $750.0, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. The authorization under the Direct Share Repurchase Program may be terminated, increased or decreased by the Company’s Board of Directors at any time.

(2) The Company's total repurchases during the three months ended March 31, 2015 include 13,599,274 shares of Voya common stock that were repurchased from ING Group on March 9, 2015 for $600.0 million, at a price of $44.12 per share, and 707,563 shares that were purchased in the open market for $30.9 million, at an average price of $43.67 per share.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended March 31, 2015, there were 64,731 Treasury share increases in connection with such withholding activities.

Item 5.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. (“ING Group” or “ING”) or its affiliates, has engaged during the three months ended March 31, 2015 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government.

Neither Voya Financial, Inc. nor any of its subsidiaries, has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the three months ended March 31, 2015. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. (“ING Bank”), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc., and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the three months ended March 31, 2015 did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the SEC pursuant to Section 13(r) of the Exchange Act. ING Bank maintains a limited legacy portfolio of guarantees, accounts, and loans that involve various entities owned by the Government of Iran. ING Bank also has limited legacy relationships with certain persons who are designated under Executive Orders 13224 and 13382. These positions remain on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank is legally required to make in connection with said positions are made into 'frozen' accounts. Funds can only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank has strict controls in place to ensure that no unauthorized account activity takes place while the account is 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank have been duly authorized by the relevant competent authorities. During the three months ended March 31, 2015, ING Bank had gross revenues of approximately $5.8 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $31.5 thousand related to these activities. ING Bank intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

Item 6.        Exhibits

See Exhibit Index on page 168 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2015	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit

10.1
Share Repurchase Agreement dated as of March 2, 2015 between the Company and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 3, 2015)

10.2
Addendum, dated as of March 4, 2015, to Share Repurchase Agreement between Voya Financial, Inc. and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 9, 2015)

10.3+	Form of 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.4+	Form of Chief Executive Officer 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

