Form 10-Q
period 2015-06-30
Voya Financial, Inc.
filed 2015-08-07
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2015, 226,323,140 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2015

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, and (x) changes in the policies of governments and/or regulatory authorities . Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35897).
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
		(As adjusted)
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,448.5 as of 2015 and $64,045.0 as of 2014)	$68,162.5	$69,910.3
Fixed maturities, at fair value using the fair value option	3,568.1	3,564.5
Equity securities, available-for-sale, at fair value (cost of $249.0 as of 2015 and $242.0 as of 2014)	279.6	271.8
Short-term investments	1,064.5	1,711.4
Mortgage loans on real estate, net of valuation allowance of $2.8 as of 2015 and 2014	10,366.7	9,794.1
Policy loans	2,034.1	2,104.0
Limited partnerships/corporations	471.8	363.2
Derivatives	1,429.3	1,819.6
Other investments	93.3	110.3
Securities pledged (amortized cost of $906.8 as of 2015 and $1,089.3 as of 2014)	976.5	1,184.6
Total investments	88,446.4	90,833.8
Cash and cash equivalents	2,495.5	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	678.9	827.0
Accrued investment income	906.8	891.7
Reinsurance recoverable	7,269.1	7,116.9
Deferred policy acquisition costs and Value of business acquired	5,089.9	4,570.9
Sales inducements to contract holders	265.6	253.6
Deferred income taxes	1,671.8	1,299.9
Goodwill and other intangible assets	266.0	284.4
Other assets	1,100.3	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	4,201.9	3,727.3
Cash and cash equivalents	463.4	710.4
Corporate loans, at fair value using the fair value option	6,973.9	6,793.1
Other assets	425.1	92.4
Assets held in separate accounts	106,330.5	106,007.8
Total assets	$226,585.1	$226,930.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	June 30, 2015	December 31, 2014
		(As adjusted)
Liabilities and Shareholders' Equity:
Future policy benefits	$15,748.5	$15,632.2
Contract owner account balances	69,844.7	69,319.5
Payables under securities loan agreements, including collateral held	1,251.4	1,445.0
Long-term debt	3,486.0	3,515.7
Funds held under reinsurance agreements	1,027.4	1,159.6
Derivatives	705.8	849.3
Pension and other postretirement provisions	789.7	826.2
Current income taxes	13.2	84.8
Other liabilities	1,169.4	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	6,986.6	6,838.1
Other liabilities	1,683.0	1,357.8
Liabilities related to separate accounts	106,330.5	106,007.8
Total liabilities	209,036.2	208,369.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 265,272,242 and 263,653,468 shares issued as of 2015 and 2014, respectively; 226,313,974 and 241,875,485 shares outstanding as of 2015 and 2014, respectively)	2.7	2.6
Treasury stock (at cost; 38,958,268 and 21,777,983 shares as of 2015 and 2014, respectively)	(1,570.5)	(807.0)
Additional paid-in capital	23,674.1	23,650.1
Accumulated other comprehensive income (loss)	2,109.2	3,103.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	(10.9)	20.4
Unappropriated	(9,348.8)	(9,823.6)
Total Voya Financial, Inc. shareholders' equity	14,855.8	16,146.2
Noncontrolling interest	2,693.1	2,415.3
Total shareholders' equity	17,548.9	18,561.5
Total liabilities and shareholders' equity	$226,585.1	$226,930.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As adjusted)		(As adjusted)
Revenues:
Net investment income	$1,134.0	$1,120.9	$2,308.6	$2,266.5
Fee income	872.4	897.3	1,772.2	1,829.1
Premiums	667.2	629.4	1,276.0	1,230.3
Net realized capital gains (losses):
Total other-than-temporary impairments	(8.0)	(2.6)	(10.6)	(5.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.4	(0.1)	2.7	(0.1)
Net other-than-temporary impairments recognized in earnings	(8.4)	(2.5)	(13.3)	(5.8)
Other net realized capital gains (losses)	8.1	(362.0)	(246.5)	(545.3)
Total net realized capital gains (losses)	(0.3)	(364.5)	(259.8)	(551.1)
Other revenue	105.9	110.3	208.6	215.8
Income (loss) related to consolidated investment entities:
Net investment income	257.0	300.5	353.9	382.0
Changes in fair value related to collateralized loan obligations	(42.3)	6.2	(34.6)	2.4
Total revenues	2,993.9	2,700.1	5,624.9	5,375.0
Benefits and expenses:
Policyholder benefits	958.8	811.2	1,845.8	1,676.2
Interest credited to contract owner account balances	490.2	494.0	974.9	987.1
Operating expenses	771.0	758.3	1,539.8	1,547.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	153.1	115.7	271.2	241.8
Interest expense	56.6	47.5	104.0	95.1
Operating expenses related to consolidated investment entities:
Interest expense	74.7	49.5	137.2	95.7
Other expense	3.3	2.9	4.5	4.0
Total benefits and expenses	2,507.7	2,279.1	4,877.4	4,647.7
Income (loss) before income taxes	486.2	421.0	747.5	727.3
Income tax expense (benefit)	119.1	6.1	164.7	36.8
Net income (loss)	367.1	414.9	582.8	690.5
Less: Net income (loss) attributable to noncontrolling interest	81.9	166.6	108.0	180.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$285.2	$248.3	$474.8	$510.4
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.25	$0.98	$2.03	$1.98
Diluted	$1.24	$0.97	$2.02	$1.96
Cash dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As adjusted)		(As adjusted)
Net income (loss)	$367.1	$414.9	$582.8	$690.5
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,184.1)	879.1	(1,529.7)	1,989.2
Other-than-temporary impairments	3.7	8.7	9.4	24.3
Pension and other postretirement benefits liability	(3.5)	(3.5)	(6.9)	(6.9)
Other comprehensive income (loss), before tax	(2,183.9)	884.3	(1,527.2)	2,006.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	(761.9)	309.1	(532.7)	703.0
Other comprehensive income (loss), after tax	(1,422.0)	575.2	(994.5)	1,303.6
Comprehensive income (loss)	(1,054.9)	990.1	(411.7)	1,994.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	81.9	166.6	108.0	180.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,136.8)	$823.5	$(519.7)	$1,814.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2015 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2015 - As adjusted	$2.6	$(807.0)	$23,650.1	$3,103.7	$20.4	$(9,823.6)	$16,146.2	$2,415.3	$18,561.5
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	474.8	474.8	108.0	582.8
Other comprehensive income (loss), after tax	—	—	—	(994.5)	—	—	(994.5)	—	(994.5)
Total comprehensive income (loss)							(519.7)	108.0	(411.7)
Reclassification of noncontrolling interest	—	—	—	—	(31.3)	—	(31.3)	31.3	—
Common stock acquired - Share repurchase	—	(759.0)	—	—	—	—	(759.0)	—	(759.0)
Dividends on common stock	—	—	(4.7)	—	—	—	(4.7)	—	(4.7)
Share-based compensation	0.1	(4.5)	28.7	—	—	—	24.3	—	24.3
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	138.5	138.5
Balance as of June 30, 2015	$2.7	$(1,570.5)	$23,674.1	$2,109.2	$(10.9)	$(9,348.8)	$14,855.8	$2,693.1	$17,548.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2014 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2014 - As adjusted	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,118.6)	$13,315.2	$2,241.8	$15,557.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	$510.4	510.4	180.1	690.5
Other comprehensive income (loss), after tax	—	—	—	1,303.6	—	—	1,303.6	—	1,303.6
Total comprehensive income (loss)							1,814.0	180.1	1,994.1
Reclassification of noncontrolling interest	—	—	—	—	5.9	—	5.9	(5.9)	—
Common stock acquired - Share repurchase	—	(289.4)	—	—	—	—	(289.4)	—	(289.4)
Dividends on common stock	—	—	(5.2)	—	—	—	(5.2)	—	(5.2)
Share-based compensation	—	(14.8)	41.4	—	—	—	26.6	—	26.6
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	29.2	29.2
Balance as of June 30, 2014 - As adjusted	$2.6	$(304.2)	$23,599.9	$3,152.7	$24.3	$(11,608.2)	$14,867.1	$2,445.2	$17,312.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,483.2	$1,817.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,164.6	6,095.4
Equity securities, available-for-sale	30.8	59.1
Mortgage loans on real estate	547.7	639.7
Limited partnerships/corporations	104.0	52.0
Acquisition of:
Fixed maturities	(5,552.7)	(6,052.3)
Equity securities, available-for-sale	(38.0)	(13.5)
Mortgage loans on real estate	(1,119.5)	(818.6)
Limited partnerships/corporations	(207.4)	(170.9)
Short-term investments, net	646.9	272.2
Policy loans, net	69.9	33.3
Derivatives, net	(170.7)	(549.0)
Other investments, net	17.0	24.7
Sales from consolidated investment entities	2,440.0	1,790.0
Purchases within consolidated investment entities	(3,539.7)	(2,892.0)
Collateral received (delivered), net	(45.7)	85.2
Purchases of fixed assets, net	(24.0)	(18.9)
Net cash used in investing activities	(1,676.8)	(1,463.6)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,628.0	3,798.5
Maturities and withdrawals from investment contracts	(3,367.2)	(4,505.2)
Repayment of debt with maturities of more than three months	(30.6)	—
Debt issuance costs	(6.8)	(16.8)
Borrowings of consolidated investment entities	832.8	191.0
Repayments of borrowings of consolidated investment entities	(404.6)	(38.7)
Contributions from (distributions to) participants in consolidated investment entities	255.0	828.0
Excess tax benefits on share-based compensation	1.5	—
Share-based compensation	(4.4)	(14.8)
Common stock acquired - Share repurchase	(740.8)	(289.4)
Dividends paid	(4.7)	(5.2)
Net cash provided by (used in) financing activities	158.2	(52.6)
Net (decrease) increase in cash and cash equivalents	(35.4)	301.2
Cash and cash equivalents, beginning of period	2,530.9	2,840.8
Cash and cash equivalents, end of period	$2,495.5	$3,142.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. (which changed its name from ING U.S., Inc. on April 7, 2014) and its subsidiaries (collectively the “Company”) is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. Prior to April 20, 2015, the Company provided principal products and services in three ongoing businesses—Retirement Solutions, Investment Management and Insurance Solutions—and reported results for the ongoing businesses through five segments. Effective April 20, 2015, the Company provides principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions. This change did not affect the Company's five ongoing operating segments. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

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

In 2014, ING Group completed sales of 82,783,006 shares of common stock of Voya Financial, Inc. in three registered public offerings throughout the year (the "2014 Offerings"). In conjunction with each of these offerings, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group (the “2014 Direct Share Repurchases”) (the 2014 Offerings and the 2014 Direct Share Repurchases collectively, the “2014 Transactions”). Upon completion of the 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 19%.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2015, its results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and its changes in shareholders' equity and statements of cash flows for the six months ended June 30, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Revision of Previously Issued Financial Statements

As part of the Company’s ongoing process of validating actuarial models, the Company identified improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of its guaranteed minimum withdrawal benefits with life payouts (“GMWBL”) products. The products are included in the Company’s Closed Block Variable Annuity (“CBVA”) segment, and are no longer offered by the Company. The errors affected the Company’s U.S. GAAP financial statements for periods prior to and including the three months ended March 31, 2015, and did not impact regulatory or rating agency capital. The errors did not affect our variable annuity policyholders in any manner.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing its financial statements for the three and six months ended June 30, 2015, the Company has made appropriate revisions to its financial statements for historical periods. Such changes are reflected in the financial results for the three and six months ended June 30, 2014 and as of December 31, 2014 included in these interim financial statements and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.

The correction results in changes to the liabilities with the corresponding tax effects as follows:
(a)Liabilities: Lower Future policy benefits, with the change recorded in Other net realized capital gains (losses).

(b)	Assets: Lower Deferred income taxes (after considering the impacts of valuation allowances), with the change recorded as Income tax expense (benefit).

The following tables quantify the prior period impact of this revision.

Balance Sheets:

	December 31, 2014			December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Deferred income taxes	$1,320.6	$(20.7)	$1,299.9	$162.1	$—	$162.1
Future policy benefits	15,691.2	(59.0)	15,632.2	14,098.4	(43.0)	14,055.4
Retained earnings (deficit) - Unappropriated	(9,861.9)	38.3	(9,823.6)	(12,161.6)	43.0	(12,118.6)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Statements of Operations:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Other net realized capital gains (losses)	$(364.0)	$2.0	$(362.0)	$(551.3)	$6.0	$(545.3)
Income tax expense (benefit)	6.1	—	6.1	36.8	—	36.8
Net income (loss)	412.9	2.0	414.9	684.5	6.0	690.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	246.3	2.0	248.3	504.4	6.0	510.4

Net income (loss) available to Voya Financial, Inc.'s common shareholders per share:
Basic	$0.97	$0.01	$0.98	$1.96	$0.02	$1.98
Diluted	$0.96	$0.01	$0.97	$1.94	$0.02	$1.96

	Three Months Ended March 31, 2015
	As originally reported	Effect of change	As adjusted
Other net realized capital gains (losses)	$(259.6)	$5.0	$(254.6)
Income tax expense (benefit)	44.7	0.9	45.6
Net income (loss)	211.6	4.1	215.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	185.5	4.1	189.6

Net income (loss) available to Voya Financial, Inc.'s common shareholders per share:
Basic	$0.78	$0.02	$0.80
Diluted	$0.77	$0.02	$0.79

Additionally, the impact of this revision to Income (loss) before income taxes was $16.0, $(2.0) and $17.0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Certain of the prior period line items in the condensed consolidated statements of comprehensive income, cash flows and shareholders' equity were immaterially affected by the revision of previously issued financial statements. All of the line item changes in the condensed consolidated statements of cash flows were included in the operating activities section. There were no changes to the condensed consolidated statements of comprehensive income and condensed consolidated statements of shareholders' equity, except for the effects of the changes described above.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which were adopted April 1, 2015. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows. The April 1, 2015 disclosure provisions are included in the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements.
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

The provisions of ASU 2014-08 were adopted prospectively by the Company on January 1, 2015.  The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

Future Adoption of Accounting Pronouncements

Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose, for annual reporting periods, information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

The provisions of ASU 2015-09 are effective, retrospectively, for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-09.
Investments That Calculate Net Asset Value
In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (ASC Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. In addition, the standard limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient, rather than for all investments that are eligible to be measured at fair value using the net asset value per share.

The provisions of ASU 2015-07 are effective, retrospectively, for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-07.
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
Defined Benefit Plans
In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (ASC Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"), which permits remeasurement of defined benefit plan assets and obligations resulting from the occurrence of a significant event using the month-end that is closest to the date of the event.

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

Going Concern
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The provisions of ASU 2014-15 will not affect a company's financial condition, results of operations, or cash flows, but require disclosure if management determines there is substantial doubt, including management’s plans to alleviate or mitigate the conditions or events that raise substantial doubt.
The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. The Company does not expect ASU 2014-15 to have an impact.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateralized Financing Entities
In August 2014, the FASB issued ASU 2014-13, “Consolidation (ASC Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (“ASU 2014-13”), which allows an entity to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using either:

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

In July 2015, the FASB voted to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$2,773.9	$457.8	$0.1	$—	$3,231.6	$—
U.S. Government agencies and authorities	375.8	44.9	—	—	420.7	—
State, municipalities and political subdivisions	839.4	20.5	19.3	—	840.6	—
U.S. corporate public securities	32,483.1	1,989.2	423.1	—	34,049.2	9.6
U.S. corporate private securities	6,201.0	288.8	83.9	—	6,405.9	—
Foreign corporate public securities and foreign governments(1)	8,183.2	389.8	144.5	—	8,428.5	—
Foreign corporate private securities(1)	7,425.0	414.9	34.3	—	7,805.6	—

Residential mortgage-backed securities:
Agency	4,648.9	415.2	15.8	64.3	5,112.6	0.4
Non-Agency	864.2	149.3	7.4	39.0	1,045.1	53.5
Total Residential mortgage-backed securities	5,513.1	564.5	23.2	103.3	6,157.7	53.9
Commercial mortgage-backed securities	3,808.6	188.2	9.1	—	3,987.7	6.7
Other asset-backed securities	1,320.3	73.7	14.4	—	1,379.6	6.4

Total fixed maturities, including securities pledged	68,923.4	4,432.3	751.9	103.3	72,707.1	76.6
Less: Securities pledged	906.8	85.3	15.6	—	976.5	—
Total fixed maturities	68,016.6	4,347.0	736.3	103.3	71,730.6	76.6

Equity securities:
Common stock	198.6	0.5	0.2	—	198.9	—
Preferred stock	50.4	30.3	—	—	80.7	—
Total equity securities	249.0	30.8	0.2	—	279.6	—

Total fixed maturities and equity securities investments	$68,265.6	$4,377.8	$736.5	$103.3	$72,010.2	$76.6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2014:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,279.0	$625.9	$0.9	$—	$3,904.0	$—
U.S. Government agencies and authorities	376.1	59.8	—	—	435.9	—
State, municipalities and political subdivisions	659.5	35.4	0.5	—	694.4	—
U.S. corporate public securities	31,415.6	3,067.8	139.7	—	34,343.7	10.2
U.S. corporate private securities	6,009.9	411.4	24.2	—	6,397.1	—
Foreign corporate public securities and foreign governments(1)	7,975.0	515.3	101.1	—	8,389.2	—
Foreign corporate private securities(1)	7,556.6	515.3	16.9	—	8,055.0	—

Residential mortgage-backed securities:
Agency	4,983.3	421.0	13.0	72.5	5,463.8	0.4
Non-Agency	989.4	168.9	8.6	43.3	1,193.0	62.1
Total Residential mortgage-backed securities	5,972.7	589.9	21.6	115.8	6,656.8	62.5
Commercial mortgage-backed securities	3,916.3	273.3	1.4	—	4,188.2	6.7
Other asset-backed securities	1,538.1	74.3	17.3	—	1,595.1	6.6

Total fixed maturities, including securities pledged	68,698.8	6,168.4	323.6	115.8	74,659.4	86.0
Less: Securities pledged	1,089.3	109.2	13.9	—	1,184.6	—
Total fixed maturities	67,609.5	6,059.2	309.7	115.8	73,474.8	86.0

Equity securities:
Common stock	191.5	0.5	0.2	—	191.8	—
Preferred stock	50.5	29.5	—	—	80.0	—
Total equity securities	242.0	30.0	0.2	—	271.8	—

Total fixed maturities and equity securities investments	$67,851.5	$6,089.2	$309.9	$115.8	$73,746.6	$86.0
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,803.3	$1,825.8
After one year through five years	12,607.6	13,257.7
After five years through ten years	20,249.3	20,720.6
After ten years	23,621.2	25,378.0
Mortgage-backed securities	9,321.7	10,145.4
Other asset-backed securities	1,320.3	1,379.6
Fixed maturities, including securities pledged	$68,923.4	$72,707.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2015
Communications	$3,947.5	$317.0	$37.0	$4,227.5
Financial	7,643.0	526.6	45.8	8,123.8
Industrial and other companies	31,596.3	1,496.4	483.2	32,609.5
Utilities	8,645.3	600.0	80.1	9,165.2
Transportation	1,602.2	98.7	22.2	1,678.7
Total	$53,434.3	$3,038.7	$668.3	$55,804.7

December 31, 2014
Communications	$3,934.5	$512.4	$5.7	$4,441.2
Financial	7,568.1	729.3	7.6	8,289.8
Industrial and other companies	30,055.8	2,109.3	231.0	31,934.1
Utilities	9,046.3	959.9	19.7	9,986.5
Transportation	1,494.1	151.9	3.9	1,642.1
Total	$52,098.8	$4,462.8	$267.9	$56,293.7

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2015 and December 31, 2014, approximately 46.9% and 44.4%, respectively, of the Company's CMO holdings, such as interest-only or principal-only strips, were invested in those types of CMOs that are subject to more prepayment and extension risk than traditional CMOs.

Public corporate fixed maturity securities are distinguished from private corporate fixed maturity securities based upon the manner in which they are transacted. Public corporate fixed maturity securities are issued initially through market intermediaries on a registered basis or pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act") and are traded on the secondary market through brokers acting as principal. Private corporate fixed maturity securities are originally issued by borrowers directly to investors pursuant to Section 4(a)(2) of the Securities Act, and are traded in the secondary market directly with counterparties, either without the participation of a broker or in agency transactions.

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of June 30, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2015 and December 31, 2014, the fair value of loaned securities was $396.8 and $545.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $413.2 and $563.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, liabilities to return collateral of $413.2 and $563.9, respectively, is included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2015	December 31, 2014
U.S. Treasuries	$—	$205.4
U.S. Government agencies and authorities	—	17.3
U.S. corporate public securities	226.9	216.7
Foreign corporate public securities and foreign governments	186.3	124.5
Payables under securities loan agreements	$413.2	$563.9

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2015:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$16.5	$0.1	$—	$—		$—	$—	$16.5	$0.1
U.S. Government agencies and authorities	—	—	—	—		—	—	—	—
State, municipalities and political subdivisions	494.5	18.7	—	—		1.3	0.6	495.8	19.3
U.S. corporate public securities	9,179.6	349.5	411.4	39.1		456.6	34.5	10,047.6	423.1
U.S. corporate private securities	1,352.2	63.4	45.9	4.1		59.0	16.4	1,457.1	83.9
Foreign corporate public securities and foreign governments	2,265.6	66.3	412.3	56.7		235.2	21.5	2,913.1	144.5
Foreign corporate private securities	864.3	24.6	47.7	5.7		24.3	4.0	936.3	34.3
Residential mortgage-backed	342.7	4.9	62.8	1.2		376.5	17.1	782.0	23.2
Commercial mortgage-backed	344.0	7.6	4.2	0.5		2.2	1.0	350.4	9.1
Other asset-backed	82.4	0.2	14.1	—	*	211.7	14.2	308.2	14.4
Total	$14,941.8	$535.3	$998.4	$107.3		$1,366.8	$109.3	$17,307.0	$751.9
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2014:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$81.1	$0.1		$—	$—		$42.1	$0.8	$123.2	$0.9
U.S. Government agencies and authorities	6.4	—	*	—	—		—	—	6.4	—	*
State, municipalities and political subdivisions	43.0	0.1		—	—		1.6	0.4	44.6	0.5
U.S. corporate public securities	2,138.6	60.7		46.5	3.4		2,421.5	75.6	4,606.6	139.7
U.S. corporate private securities	339.3	4.3		29.8	0.2		286.9	19.7	656.0	24.2
Foreign corporate public securities and foreign governments	1,411.3	72.5		37.8	1.2		601.0	27.4	2,050.1	101.1
Foreign corporate private securities	458.0	8.1		—	—		67.6	8.8	525.6	16.9
Residential mortgage-backed	319.6	1.7		59.9	1.0		645.7	18.9	1,025.2	21.6
Commercial mortgage-backed	120.7	0.5		3.1	0.9		—	—	123.8	1.4
Other asset-backed	126.4	0.2		6.4	—	*	232.1	17.1	364.9	17.3
Total	$5,044.4	$148.2		$183.5	$6.7		$4,298.5	$168.7	$9,526.4	$323.6
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.6% and 96.2% of the average book value as of June 30, 2015 and December 31, 2014, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2015
Six months or less below amortized cost	$15,565.2	$138.3		$548.3	$32.6		1,244	16
More than six months and twelve months or less below amortized cost	957.2	50.9		77.5	12.7		121	6
More than twelve months below amortized cost	1,339.1	8.2		77.9	2.9		314	5
Total	$17,861.5	$197.4		$703.7	$48.2		1,679	27

December 31, 2014
Six months or less below amortized cost	$5,162.1	$117.8		$140.2	$26.5		537	16
More than six months and twelve months or less below amortized cost	324.3	—	*	19.7	—	*	68	1
More than twelve months below amortized cost	4,237.2	8.6		134.1	3.1		493	7
Total	$9,723.6	$126.4		$294.0	$29.6		1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses				Number of Securities
	< 20%	> 20%		< 20%		> 20%		< 20%	> 20%
June 30, 2015
U.S. Treasuries	$16.6	$—		$0.1		$—		3	—
U.S. Government agencies and authorities	—	—		—		—		—	—
State, municipalities and political subdivisions	513.1	2.0		18.6		0.7		70	3
U.S. corporate public securities	10,470.7	—	*	423.1		—	*	818	2
U.S. corporate private securities	1,471.0	70.0		67.7		16.2		57	2
Foreign corporate public securities and foreign governments	2,945.6	112.0		117.5		27.0		274	9
Foreign corporate private securities	970.6	—		34.3		—		39	—
Residential mortgage-backed	801.0	4.2		21.2		2.0		300	7
Commercial mortgage-backed	356.3	3.2		8.1		1.0		33	1
Other asset-backed	316.6	6.0		13.1		1.3		85	3
Total	$17,861.5	$197.4		$703.7		$48.2		1,679	27

December 31, 2014
U.S. Treasuries	$124.1	$—		$0.9		$—		8	—
U.S. Government agencies and authorities	6.4	—		—	*	—		1	—
State, municipalities and political subdivisions	44.1	1.0		0.2		0.3		9	1
U.S. corporate public securities	4,737.5	8.8		137.6		2.1		383	3
U.S. corporate private securities	635.2	45.0		13.7		10.5		31	1
Foreign corporate public securities and foreign governments	2,115.0	36.2		93.1		8.0		219	5
Foreign corporate private securities	521.5	21.0		12.6		4.3		20	1
Residential mortgage-backed	1,042.8	4.0		19.5		2.1		321	8
Commercial mortgage-backed	121.2	4.0		0.5		0.9		17	1
Other asset-backed	375.8	6.4		15.9		1.4		89	4
Total	$9,723.6	$126.4		$294.0		$29.6		1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$5.2	$—	$0.2	$—
Non-agency RMBS > 90% - 100%	24.4	—	1.1	—
Non-agency RMBS 80% - 90%	49.4	—	2.4	—
Non-agency RMBS < 80%	289.9	4.4	15.4	1.1
Agency RMBS	643.8	3.9	14.0	1.8
Other ABS (Non-RMBS)	104.9	1.9	1.2	0.4
Total RMBS and Other ABS	$1,117.6	$10.2	$34.3	$3.3

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$294.3	$4.1	$15.1	$0.9
Non-agency RMBS > 5% - 10%	20.3	—	0.4	—
Non-agency RMBS > 0% - 5%	27.4	—	0.7	—
Non-agency RMBS 0%	26.9	0.3	2.9	0.2
Agency RMBS	643.8	3.9	14.0	1.8
Other ABS (Non-RMBS)	104.9	1.9	1.2	0.4
Total RMBS and Other ABS	$1,117.6	$10.2	$34.3	$3.3

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2015	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$666.3	$2.5	$13.7	$0.7
Floating Rate	451.3	7.7	20.6	2.6
Total	$1,117.6	$10.2	$34.3	$3.3
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the six months ended June 30, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post-modification carrying value of $1.9.

As of June 30, 2015, the Company held 13 commercial mortgage troubled debt restructured loans with a carrying value of $37.5. Of these 13 loans, 12 were restructured in August 2013 with a pre-modification and post modification carrying value of $60.0. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $88.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and June 30, 2015, this portfolio of loans has repaid $53.3 in principal.

As of June 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2015	December 31, 2014
Commercial mortgage loans	$10,369.5	$9,796.9
Collective valuation allowance for losses	(2.8)	(2.8)
Total net commercial mortgage loans	$10,366.7	$9,794.1

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2015 and 2014.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$2.8	$3.8
Addition to (reduction of) allowance for losses	—	(1.0)
Collective valuation allowance for losses, end of period	$2.8	$2.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2015	December 31, 2014
Impaired loans without allowances for losses	$42.5	$72.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$42.5	$72.8
Unpaid principal balance of impaired loans	$43.9	$75.3

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2015	December 31, 2014
Troubled debt restructured loans	$37.5	$65.5

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of June 30, 2015 and December 31, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$44.5	$88.8
Interest income recognized on impaired loans, on an accrual basis (1)	0.7	1.2
Interest income recognized on impaired loans, on a cash basis (1)	0.7	1.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.5	1.0

	Six Months Ended June 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$57.6	$88.9
Interest income recognized on impaired loans, on an accrual basis (1)	1.6	2.5
Interest income recognized on impaired loans, on a cash basis (1)	1.7	2.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.3	2.2
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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$1,386.4	$1,460.6
> 50% - 60%	2,599.3	2,261.6
> 60% - 70%	5,862.9	5,514.8
> 70% - 80%	503.6	541.3
> 80% and above	17.3	18.6
Total Commercial mortgage loans	$10,369.5	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,443.2	$7,096.2
> 1.25x - 1.5x	1,706.9	1,392.1
> 1.0x - 1.25x	847.2	906.7
Less than 1.0x	310.3	385.9
Commercial mortgage loans secured by land or construction loans	61.9	16.0
Total Commercial mortgage loans	$10,369.5	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,649.2	25.5%	$2,395.9	24.6%
South Atlantic	2,272.3	21.9%	2,028.0	20.7%
Middle Atlantic	1,429.4	13.8%	1,402.0	14.3%
West South Central	1,171.4	11.3%	1,147.7	11.7%
East North Central	1,035.7	10.0%	1,030.8	10.5%
Mountain	867.1	8.4%	832.2	8.5%
West North Central	505.4	4.9%	514.0	5.2%
East South Central	208.5	2.0%	249.3	2.5%
New England	230.5	2.2%	197.0	2.0%
Total Commercial mortgage loans	$10,369.5	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

	June 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,717.1	35.8%	$3,408.4	34.8%
Industrial	2,363.8	22.8%	2,283.0	23.3%
Apartments	1,823.0	17.6%	1,680.7	17.2%
Office	1,406.5	13.6%	1,246.5	12.7%
Hotel/Motel	399.3	3.9%	382.7	3.9%
Mixed Use	106.2	1.0%	346.5	3.5%
Other	553.6	5.3%	449.1	4.6%
Total Commercial mortgage loans	$10,369.5	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$1,090.5	$—
2014	1,933.2	1,940.9
2013	2,106.0	2,137.5
2012	1,618.3	1,642.8
2011	1,437.5	1,533.5
2010	247.2	251.0
2009 and prior	1,936.8	2,291.2
Total Commercial mortgage loans	$10,369.5	$9,796.9
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	—	$—		—
Foreign corporate public securities and foreign governments(1)	6.2	2	1.7		5
Foreign corporate private securities(1)	1.4	1	—		—
Residential mortgage-backed	0.6	31	0.8		38
Commercial mortgage-backed	0.2	1	—		—
Other asset-backed	—	—	—	*	2
Equity	—	—	—		—
Total	$8.4	35	$2.5		45
(1) Primarily U.S. dollar denominated.
* Less than $0.1.
	Six Months Ended June 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$1.0	3	$0.4		1
Foreign corporate public securities and foreign governments(1)	7.0	3	1.7		5
Foreign corporate private securities(1)	1.4	1	—		—
Residential mortgage-backed	3.5	45	2.4		52
Commercial mortgage-backed	0.2	1	0.2		2
Other asset-backed	0.1	1	0.1		2
Equity	0.1	1	1.0		2
Total	$13.3	55	$5.8		64
(1) Primarily U.S. dollar denominated.

The above tables include $7.9 and $10.3 of write-downs related to credit impairments for the three and six months ended June 30, 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.5 and $3.0 in write-downs for the three and six months ended June 30, 2015, respectively, are related to intent impairments.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$—	—
Foreign corporate public securities and foreign governments(1)	0.3		1	1.7	5
Foreign corporate private securities(1)	—		—	—	—
Residential mortgage-backed	—	*	2	0.3	7
Commercial mortgage-backed	0.2		1	—	—
Other asset-backed	—		—	—	—
Equity	—		—	—	—
Total	$0.5		4	$2.0	12
* Less than 0.1
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2015			2014
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$1.0		3	$—	—
Foreign corporate public securities and foreign governments(1)	1.1		2	1.7	5
Foreign corporate private securities(1)	—		—	—	—
Residential mortgage-backed	0.6		4	0.3	7
Commercial mortgage-backed	0.2		1	0.2	2
Other asset-backed	0.1		1	—	—
Equity	—		—	—	—
Total	$3.0		11	$2.2	14
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Balance at April 1	$84.5	$112.5
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	0.5	0.5
Reductions:
Increase in cash flows	0.2	—
Securities sold, matured, prepaid or paid down	4.6	9.0
Balance at June 30	$80.2	$104.0

	Six Months Ended June 30,
	2015	2014
Balance at January 1	$86.8	$114.2
Additional credit impairments:
On securities not previously impaired	—	1.1
On securities previously impaired	2.8	1.5
Reductions:
Increase in cash flows	0.8	—
Securities sold, matured, prepaid or paid down	8.6	12.8
Balance at June 30	$80.2	$104.0

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturities	$983.0	$992.3	$1,979.4	$1,977.1
Equity securities, available-for-sale	1.1	3.6	3.8	7.4
Mortgage loans on real estate	126.1	119.0	258.9	234.3
Policy loans	27.4	28.1	55.6	56.1
Short-term investments and cash equivalents	0.7	0.7	1.6	1.5
Other	(2.3)	(21.9)	13.0	(7.8)
Gross investment income	1,136.0	1,121.8	2,312.3	2,268.6
Less: Investment expenses	2.0	0.9	3.7	2.1
Net investment income	$1,134.0	$1,120.9	$2,308.6	$2,266.5

As of June 30, 2015 and December 31, 2014, the Company had $8.3 and $0.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(4.9)	$30.9
Fixed maturities, at fair value option	(159.8)	(16.0)
Equity securities, available-for-sale	(0.3)	0.8
Derivatives	(469.5)	(233.3)
Embedded derivative - fixed maturities	(10.8)	(3.9)
Embedded derivative - product guarantees	643.9	(168.6)
Other investments	1.1	25.6
Net realized capital gains (losses)	$(0.3)	$(364.5)
After-tax net realized capital gains (losses)	$(0.2)	$(242.8)

	Six Months Ended June 30,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(5.8)	$44.6
Fixed maturities, at fair value option	(178.0)	(34.9)
Equity securities, available-for-sale	(0.4)	17.9
Derivatives	(391.3)	(179.5)
Embedded derivative - fixed maturities	(12.6)	(7.2)
Embedded derivative - product guarantees	326.8	(419.7)
Other investments	1.5	27.7
Net realized capital gains (losses)	$(259.8)	$(551.1)
After-tax net realized capital gains (losses)	$(168.9)	$(358.5)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds on sales	$1,662.1	$2,305.3	$2,777.8	$3,800.2
Gross gains	22.1	65.5	32.5	105.2
Gross losses	18.6	36.3	31.0	56.1

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of the fixed index annuity ("FIA") contracts. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships.

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Managed custody guarantees ("MCGs"): The Company issues certain credited rate guarantees on variable fixed income portfolios that represent stand-alone derivatives. The market value is partially determined by, among other things, levels of or changes in interest rates, prepayment rates and credit ratings/spreads.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$674.0	$80.8	$1.8	$736.0	$114.6	$—
Foreign exchange contracts	174.7	35.9	—	174.7	25.3	—
Fair value hedges:
Interest rate contracts	562.4	0.9	12.4	566.4	2.4	13.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	66,455.2	883.0	524.0	66,474.0	1,108.0	563.2
Foreign exchange contracts	1,225.2	56.7	40.0	1,373.1	45.3	26.8
Equity contracts	24,415.4	335.8	91.1	21,165.7	483.1	209.9
Credit contracts	4,266.3	36.2	36.5	4,221.0	40.9	36.0
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	103.3	—	N/A	115.8	—
Within annuity products	N/A	—	3,351.0	N/A	—	3,600.6
Within reinsurance agreements	N/A	—	70.4	N/A	—	139.6
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$1,532.6	$4,127.2		$1,935.4	$4,589.5
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the fourth quarter of 2016.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being “highly effective” as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter (“OTC”) and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,266.3	$36.2	$36.5
Equity contracts	16,536.8	332.6	85.8
Foreign exchange contracts	1,399.9	92.6	40.0
Interest rate contracts	62,069.1	964.5	538.2
		1,425.9	700.5
Counterparty netting(1)		(573.2)	(573.2)
Cash collateral netting(1)		(637.9)	(49.9)
Securities collateral netting(1)		(8.4)	(37.1)
Net receivables/payables		$206.4	$40.3
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. (“ISDA”) agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2015, the Company held $538.1 and $51.4 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $515.8 and $119.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2015, the Company delivered $579.7 of securities and held $8.9 securities as collateral. As of December 31, 2014, the Company delivered $638.7 of securities and held $159.3 securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.7	$0.1	$0.9	$0.3
Foreign exchange contracts	0.5	0.6	1.0	1.0
Fair value hedges:
Interest rate contracts	0.6	(7.4)	(4.1)	(12.6)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(419.8)	156.7	(182.7)	360.9
Foreign exchange contracts	(29.3)	(1.3)	36.7	(3.0)
Equity contracts	(24.2)	(382.1)	(242.0)	(527.0)
Credit contracts	2.0	0.1	(1.1)	0.9
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(10.8)	(3.9)	(12.6)	(7.2)
Within annuity products(2)	643.0	(168.7)	326.7	(419.8)
Within reinsurance agreements(3)	93.2	(64.7)	69.3	(81.4)
Managed custody guarantees(2)	0.9	0.1	0.1	0.1
Total	$256.8	$(470.5)	$(7.8)	$(687.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2015, the fair values of credit default swaps of $36.2 and $36.5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $40.9 and $36.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$2,627.9	$603.7	$—	$3,231.6
U.S. Government agencies and authorities	—	420.7	—	420.7
State, municipalities and political subdivisions	—	840.6	—	840.6
U.S. corporate public securities	—	33,978.3	70.9	34,049.2
U.S. corporate private securities	—	5,439.0	966.9	6,405.9
Foreign corporate public securities and foreign governments(1)	—	8,409.0	19.5	8,428.5
Foreign corporate private securities(1)	—	7,356.7	448.9	7,805.6
Residential mortgage-backed securities	—	6,061.2	96.5	6,157.7
Commercial mortgage-backed securities	—	3,987.7	—	3,987.7
Other asset-backed securities	—	1,343.2	36.4	1,379.6
Total fixed maturities, including securities pledged	2,627.9	68,440.1	1,639.1	72,707.1
Equity securities, available-for-sale	222.9	—	56.7	279.6
Derivatives:
Interest rate contracts	0.2	964.5	—	964.7
Foreign exchange contracts	—	92.6	—	92.6
Equity contracts	3.2	255.0	77.6	335.8
Credit contracts	—	25.2	11.0	36.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,180.4	52.5	6.0	4,238.9
Assets held in separate accounts	101,348.9	4,981.6	—	106,330.5
Total assets	$108,383.5	$74,811.5	$1,790.4	$184,985.4
Percentage of Level to total	58.6%	40.4%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,953.5	$1,953.5
GMAB/GMWB/GMWBL(2)	—	—	1,305.5	1,305.5
Stabilizer and MCGs	—	—	92.0	92.0
Other derivatives:
Interest rate contracts	—	538.2	—	538.2
Foreign exchange contracts	—	40.0	—	40.0
Equity contracts	5.3	85.8	—	91.1
Credit contracts	—	14.7	21.8	36.5
Embedded derivative on reinsurance	—	70.4	—	70.4
Total liabilities	$5.3	$749.1	$3,372.8	$4,127.2
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,262.0	$642.0	$—	$3,904.0
U.S. Government agencies and authorities	—	435.9	—	435.9
State, municipalities and political subdivisions	—	694.4	—	694.4
U.S. corporate public securities	—	34,239.9	103.8	34,343.7
U.S. corporate private securities	—	5,418.3	978.8	6,397.1
Foreign corporate public securities and foreign governments(1)	—	8,375.7	13.5	8,389.2
Foreign corporate private securities(1)	—	7,619.8	435.2	8,055.0
Residential mortgage-backed securities	—	6,562.6	94.2	6,656.8
Commercial mortgage-backed securities	—	4,166.2	22.0	4,188.2
Other asset-backed securities	—	1,585.0	10.1	1,595.1
Total fixed maturities, including securities pledged	3,262.0	69,739.8	1,657.6	74,659.4
Equity securities, available-for-sale	215.5	—	56.3	271.8
Derivatives:
Interest rate contracts	—	1,225.0	—	1,225.0
Foreign exchange contracts	—	70.6	—	70.6
Equity contracts	104.7	296.6	81.8	483.1
Credit contracts	—	30.9	10.0	40.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,924.8	138.5	6.0	5,069.3
Assets held in separate accounts	100,692.4	5,313.1	2.3	106,007.8
Total assets	$109,199.4	$76,814.5	$1,814.0	$187,827.9
Percentage of Level to total	58.1%	40.9%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,970.0	$1,970.0
GMAB/GMWB/GMWBL	—	—	1,527.7	1,527.7
Stabilizer and MCGs	—	—	102.9	102.9
Other derivatives:
Interest rate contracts	—	576.6	—	576.6
Foreign exchange contracts	—	26.8	—	26.8
Equity contracts	8.2	201.7	—	209.9
Credit contracts	—	16.3	19.7	36.0
Embedded derivative on reinsurance	—	139.6	—	139.6
Total liabilities	$8.2	$961.0	$3,620.3	$4,589.5
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

For fixed maturities classified as Level 2 assets, fair values are determined using a matrix-based market approach, based on prices obtained from third-party commercial pricing services and the Company’s matrix and analytics-based pricing models, which in each case incorporate a variety of market observable information as valuation inputs. The market observable inputs used for these fair value measurements, by fixed maturity asset class, are as follows:

U.S. Treasuries: Fair value is determined using third-party commercial pricing services, with the primary inputs being stripped interest and principal U.S. Treasury yield curves that represent a U.S. Treasury zero-coupon curve.

U.S. government agencies and authorities, State, municipalities and political subdivisions: Fair value is determined using third-party commercial pricing services, with the primary inputs being U.S. Treasury yield curves, trades of comparable securities, credit spreads off benchmark yields and issuer ratings.

U.S. corporate public securities, Foreign corporate public securities, and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

U.S. corporate private securities and Foreign corporate private securities: Fair values are determined using a matrix and analytics-based pricing model. The model incorporates the current level of risk-free interest rates, current corporate credit spreads, credit quality of the issuer and cash flow characteristics of the security. The model also considers a liquidity spread, the value of any collateral, the capital structure of the issuer, the presence of guarantees, and prices and quotes for comparably rated publicly traded securities.

RMBS, CMBS and ABS: Fair value is determined using third-party commercial pricing services, with the primary inputs being credit spreads off benchmark yields, prepayment speed assumptions, current and forecasted loss severity, debt service coverage ratios, collateral type, payment priority within tranche and the vintage of the loans underlying the security.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2015 and 2014. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2015
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	114.6	—	(0.3)	—	—	—	(0.5)	—	(42.9)	70.9	—
U.S. corporate private securities	995.0	0.2	(21.2)	55.8	—	—	(62.9)	—	—	966.9	0.2
Foreign corporate public securities and foreign governments(1)	15.4	(5.9)	1.7	—	—	—	(0.6)	12.3	(3.4)	19.5	(5.9)
Foreign corporate private securities(1)	487.1	(1.4)	(2.3)	—	—	—	(43.7)	9.2	—	448.9	(1.4)
Residential mortgage-backed securities	109.2	(2.9)	(1.6)	—	—	—	(0.3)	—	(7.9)	96.5	(3.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	9.3	—	0.1	29.0	—	—	(0.5)	—	(1.5)	36.4	—
Total fixed maturities including securities pledged	1,730.6	(10.0)	(23.6)	84.8	—	—	(108.5)	21.5	(55.7)	1,639.1	(10.1)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$58.2	$—	$(1.5)	$—	$—	$—	$—	$—	$—	$56.7	$—
Derivatives:
Product guarantees:
FIA(2)	(2,015.6)	58.5	—	—	(53.1)	—	56.7	—	—	(1,953.5)	—
GMAB/GMWB/GMWBL(2)	(1,796.0)	528.1	—	—	(37.8)	—	0.2	—	—	(1,305.5)	—
Stabilizer and MCGs(2)	(148.1)	57.3	—	—	(1.2)	—	—	—	—	(92.0)	—
Other derivatives, net	72.6	(7.1)	—	11.0	—	—	(9.7)	—	—	66.8	(5.9)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	0.6	—	—	—	—	—	—	—	(0.6)	—	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	103.8	—	(1.8)	—	—	—	(1.7)	14.0	(43.4)	70.9	—
U.S. corporate private securities	978.8	0.4	(17.4)	140.8	—	—	(171.3)	35.6	—	966.9	0.4
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(0.1)	—	—	—	(3.2)	15.2	—	19.5	(5.9)
Foreign corporate private securities(1)	435.2	(0.8)	(1.9)	8.9	—	—	(55.3)	62.8	—	448.9	(1.4)
Residential mortgage-backed securities	94.2	(5.4)	(1.9)	—	—	—	(0.4)	12.6	(2.6)	96.5	(5.4)
Commercial mortgage-backed securities	22.0	—	—	—	—	—	—	—	(22.0)	—	—
Other asset-backed securities	10.1	—	0.1	29.0	—	—	(0.6)	—	(2.2)	36.4	—
Total fixed maturities including securities pledged	1,657.6	(11.7)	(23.0)	178.7	—	—	(232.5)	140.2	(70.2)	1,639.1	(12.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$(0.1)	$0.5	$—	$—	$—	$—	$—	$—	$56.7	$(0.1)
Derivatives:
Product guarantees:
FIA(2)	(1,970.0)	12.8	—	—	(93.6)	—	97.3	—	—	(1,953.5)	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	300.8	—	—	(78.9)	—	0.3	—	—	(1,305.5)	—
Stabilizer and MCGs(2)	(102.9)	13.2	—	—	(2.3)	—	—	—	—	(92.0)	—
Other derivatives, net	72.1	(6.7)	—	19.3	—	—	(17.9)	—	—	66.8	(5.3)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	2.3	—	—	—	—	—	—	—	(2.3)	—	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2014
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$7.2	$—	$—	$—	$—	$—	$—	$—	$(7.2)	$—	$—
U.S. corporate public securities	151.0	(0.7)	1.5	36.9	—	(4.3)	(4.5)	14.2	—	194.1	(0.1)
U.S. corporate private securities	417.7	(0.1)	(0.2)	81.6	—	—	(17.7)	130.7	—	612.0	(0.1)
Foreign corporate public securities and foreign governments(1)	17.4	—	(1.3)	—	—	—	—	—	—	16.1	—
Foreign corporate private securities(1)	113.3	—	(1.6)	94.0	—	—	(7.5)	202.5	(36.0)	364.7	—
Residential mortgage-backed securities	104.4	(3.7)	(0.2)	1.1	—	—	(0.4)	—	(1.6)	99.6	(3.7)
Commercial mortgage-backed securities	24.9	—	—	—	—	—	—	—	(24.9)	—	—
Other asset-backed securities	42.2	0.8	(0.8)	—	—	—	(1.4)	—	(29.3)	11.5	0.7
Total fixed maturities including securities pledged	878.1	(3.7)	(2.6)	213.6	—	(4.3)	(31.5)	347.4	(99.0)	1,298.0	(3.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2014 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$57.1	$—	$0.1	$—	$—	$—	$—	$—	$—	$57.2	$—
Derivatives:
Product guarantees:
FIA(2)	(1,808.0)	(118.8)	—	—	(43.1)	—	35.2	—	—	(1,934.7)	—
GMAB/GMWB/GMWBL(2)	(1,096.3)	(36.9)	—	—	(38.3)	—	0.2	—	—	(1,171.3)	—
Stabilizer and MCGs(2)	(18.0)	(12.9)	—	—	(1.1)	—	—	—	—	(32.0)	—
Other derivatives, net	67.1	26.1	—	8.8	—	—	(23.8)	—	—	78.2	10.5
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	17.9	0.1	—	0.1	—	(2.2)	—	—	—	15.9	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(5) The investment income and realized gains (losses) and change in unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on Net income (loss) for the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate public securities	129.0	(0.8)	4.9	50.2	—	(4.3)	(8.2)	26.3	(3.0)	194.1	(0.1)
U.S. corporate private securities	327.5	(0.1)	3.0	176.3	—	—	(24.1)	129.4	—	612.0	(0.1)
Foreign corporate public securities and foreign governments(1)	19.2	—	(2.8)	—	—	—	(0.3)	—	—	16.1	—
Foreign corporate private securities(1)	135.1	—	5.6	94.0	—	—	(7.5)	198.5	(61.0)	364.7	—
Residential mortgage-backed securities	98.6	(6.5)	0.5	1.1	—	—	(0.8)	8.8	(2.1)	99.6	(6.5)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59.2	3.5	(2.9)	—	—	—	(19.0)	—	(29.3)	11.5	1.4
Total fixed maturities including securities pledged	783.0	(3.9)	8.3	321.6	—	(4.3)	(59.9)	363.0	(109.8)	1,298.0	(5.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$55.3	$(0.9)	$2.9	$—	$—	$(0.1)	$—	$—	$—	$57.2	$(0.9)
Derivatives:
Product guarantees:
FIA(2)	(1,736.7)	(161.2)	—	—	(93.4)	—	56.6	—	—	(1,934.7)	—
GMAB/GMWB/GMWBL(2)	(865.9)	(228.8)	—	—	(76.9)	—	0.3	—	—	(1,171.3)	—
Stabilizer and MCGs(2)	—	(29.7)	—	—	(2.3)	—	—	—	—	(32.0)	—
Other derivatives, net	80.3	27.1	—	16.2	—	—	(45.4)	—	—	78.2	(2.1)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13.1	0.1	—	5.9	—	(3.2)	—	—	—	15.9	—
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
(4) For financial instruments still held as of June 30, amounts are included in Net investment income and Total net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2015:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—		0.1% to 7.4%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to 4%		-32% to 4%		—		—
Nonperformance risk	0.15% to 1.3%		0.15% to 1.3%		0.15% to 1.3%		0.15% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 35% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)*
< 60	$2.6	$0.1	$2.7	9.2
60-69	6.6	0.2	6.8	4.6
70+	5.6	0.1	5.7	2.8
	$14.8	$0.4	$15.2	5.3
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more “in the money.” The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are “in the money” or “out of the money” as of June 30, 2015 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 8.2%	$6.6	0.08% to 6.3%
	Out of the Money	—	*	0.41% to 12%	0.2	0.36% to 7%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 21%	$8.2	1.7% to 21%
	Out of the Money	0.1		12.3% to 31%	0.8	5.6% to 24%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly “in the money.” The high end of the range corresponds to the policies that are close to zero in terms of “in the moneyness.”

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	88%	0-25%	0-15%	0-40%	0-15%
Stabilizer with Recordkeeping Agreements	12%	0-50%	0-25%	0-65%	0-30%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-30%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the Annuity 2000 Basic table with mortality improvements.

(8)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		0.2% to 7.6%
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to -4%		-32% to -4%		—		—
Nonperformance risk	0.13% to 1.1%		0.13% to 1.1%		0.13% to 1.1%		0.13% to 1.1%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—
Lapses	0.08% to 24%	(3)(4)	0.08% to 31%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$72,707.1	$72,707.1	$74,659.4	$74,659.4
Equity securities, available-for-sale	279.6	279.6	271.8	271.8
Mortgage loans on real estate	10,366.7	10,882.9	9,794.1	10,286.6
Policy loans	2,034.1	2,034.1	2,104.0	2,104.0
Limited partnerships/corporations	471.8	471.8	363.2	363.2
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,238.9	4,238.9	5,069.3	5,069.3
Derivatives	1,429.3	1,429.3	1,819.6	1,819.6
Other investments	93.3	103.4	110.3	120.4
Assets held in separate accounts	106,330.5	106,330.5	106,007.8	106,007.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	49,957.8	54,717.3	49,791.9	55,112.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,494.6	1,474.5	1,593.0	1,564.8
Supplementary contracts, immediate annuities and other	2,817.7	2,990.7	2,535.3	2,706.2
Derivatives:
Annuity product guarantees:
FIA	1,953.5	1,953.5	1,970.0	1,970.0
GMAB/GMWB/GMWBL	1,305.5	1,305.5	1,527.7	1,527.7
Stabilizer and MCGs	92.0	92.0	102.9	102.9
Other derivatives	705.8	705.8	849.3	849.3
Long-term debt	3,486.0	3,812.7	3,515.7	3,875.4
Embedded derivatives on reinsurance	70.4	70.4	139.6	139.6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	171.9	5.2	177.1
Amortization:
Amortization	(352.6)	(77.2)	(429.8)
Interest accrued(1)	116.0	42.6	158.6
Net amortization included in Condensed Consolidated Statements of Operations	(236.6)	(34.6)	(271.2)
Change in unrealized capital gains/losses on available-for-sale securities	342.8	270.3	613.1
Balance as of June 30, 2015	$4,169.0	$920.9	$5,089.9

	2014
	DAC	VOBA	Total
Balance as of January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	188.2	6.4	194.6
Amortization:
Amortization	(313.4)	(88.8)	(402.2)
Interest accrued(1)	115.7	44.7	160.4
Net amortization included in Condensed Consolidated Statements of Operations	(197.7)	(44.1)	(241.8)
Change in unrealized capital gains/losses on available-for-sale securities	(507.5)	(285.7)	(793.2)
Balance as of June 30, 2014	$3,799.1	$712.1	$4,511.2
(1) Interest accrued at the following rates for DAC: 1.5% to 7.5% during 2015 and 0.6% to 7.4% during 2014. Interest accrued at the following rates for VOBA: 3.5% to 7.5% during 2015 and 4.1% to 7.5% during 2014.

6.     Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the “2013 Omnibus Plan”) and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of June 30, 2015, common stock reserved and available for issuance under the 2013 Omnibus Plan was 189,684 shares.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of June 30, 2015, common stock reserved and available for issuance under the 2014 Omnibus Plan was 15,727,628 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the “Omnibus Plans”) each permit the granting of a wide range of equity-based awards, including restricted stock units (“RSUs”), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; performance share units (“PSUs”), which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are made by the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the six months ended June 30, 2015, grants of equity awards to the Company's employees consisted solely of RSUs and PSUs awarded under the 2014 Omnibus Plan. PSUs awarded during the six months ended June 30, 2015 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of any applicable performance criteria.

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

As of June 30, 2015, there were no stock options issued or outstanding under the Omnibus Plans.

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

Due to the completion of the March 2015 Offering, the remaining 70,880 RSUs vested and were issued during the six months ended June 30, 2015.

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

Non-Employee Director Service Grants: In March of 2015, the Company granted 16,008 RSUs to the non-employee directors then serving on the Board. These awards vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as the director's service on the Board is terminated. On April 13, 2015, the Company granted an additional 1,875 RSUs to a non-employee director in connection with his election to the board.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

During 2014, the Company provided certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the “Phantom Plan”). Awards made under the Phantom Plan were designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards were granted in the form of phantom RSUs and phantom PSUs, each of which was designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of June 30, 2015, the Company had 110,777 phantom RSUs and 59,838 phantom PSUs, respectively, outstanding to its employees.

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

Equity Compensation Plan: In 2012 and 2013, certain employees of the Company (principally those employed within the Investment Management segment) received equity-based awards under the ING America Insurance Holdings, Inc. Equity Compensation Plan (the “Equity Compensation Plan”). Awards made under the Equity Compensation Plan are settled in the form of ING Group ADRs.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three and six months ended June 30, 2015 and 2014 was immaterial.

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
RSUs(1)	$14.0	$12.5	$26.7	$19.5
RSUs - Deal incentive awards	—	—	2.1	5.6
PSU awards(2)	8.9	12.1	26.0	31.3
Phantom Plan	1.0	1.2	3.3	1.5
Share-based compensation expense	$23.9	$25.8	$58.1	$57.9
Income tax benefit(3)	8.4	—	20.3	—
After-tax share-based compensation expense	$15.5	$25.8	$37.8	$57.9
(1) This table includes compensation expense of $0.1 and $0.8 for the three and six months ended June 30, 2015, respectively, related to ING Group RSU awards. In addition, this table includes compensation expense of $1.9 and $3.7 for the three and six months ended June 30, 2014, respectively, related to ING Group RSU awards.
(2) This table includes immaterial compensation expense for the three months ended June 30, 2015 and $7.9 for the six months ended June 30, 2015, related to ING Group PSU awards. In addition, this table includes compensation expense of $6.1 and $16.7 for the three and six months ended June 30, 2014, respectively, related to ING Group PSU awards.
(3) The Company recognized no income tax benefit due to valuation allowances for the three and six months ended June 30, 2014. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs		RSUs-Deal Incentive Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	3.2	$28.80	—	$—	0.6		$37.01
Adjustment for PSU performance factor	N/A	N/A	N/A	N/A	0.2		37.01
Granted	1.3	44.16	0.1	30.03	0.9		44.22
Vested	(0.8)	26.25	(0.1)	30.03	(0.8)		37.02
Forfeited	(0.1)	32.62	—	—	—	*	42.85
Outstanding as of June 30, 2015	3.6	$34.71	—	$—	0.9		$44.22
* Less than 0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2015			2014
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance as of January 1	263.7	21.8	241.9	261.8	0.1	261.7
Common shares issued	—	—	—	—	—	—
Common shares acquired - share repurchase	—	17.1	(17.1)	—	8.4	(8.4)
Share-based compensation	1.6	0.1	1.5	1.7	0.4	1.3
Common shares, balance as of June 30	265.3	39.0	226.3	263.5	8.9	254.6

Share Repurchase Program

On February 5, 2015, the Company’s Board of Directors increased the Company's authority to repurchase its shares by $750.0, with such authorization to expire (unless subsequently extended) no later than December 31, 2015. On March 9, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0.

On May 28, 2015, the Company’s Board of Directors further increased the Company's authorization to repurchase its shares by an additional $750.0, with such authorization to expire (unless subsequently extended) no later than June 30, 2016. The authorization may be terminated, increased or decreased by the Company’s Board of Directors at any time.

In addition to the 13,599,274 shares purchased from ING Group during the six months ended June 30, 2015, the Company repurchased 3,476,714 shares of its common stock in open market repurchases for an aggregate purchase price of $158.9. These repurchases reduced the remaining amount of the Company’s share repurchase authorization to $751.8 as of June 30, 2015.

On July 1, 2015, the Company entered into a share repurchase arrangement with a third-party financial institution, providing for the repurchase of $150.0 of the Company's common stock. The transaction will settle in August 2015 at a per-share repurchase price of $46.10, which price was determined based on a discount to the volume-weighted average price of the Company’s common stock over the relevant purchase period.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the six months ended June 30, 2015, the Company increased its treasury stock by 104,297 shares in connection with such withholding activities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable (subject to the limitation stated below with respect to ING Group and its affiliates) starting on the first anniversary of the completion of the IPO (May 7, 2014) and expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional paid-in capital. Warrant holders are not entitled to receive dividends.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended June 30,			Six Months Ended June 30,
Earnings	2015		2014	2015		2014
Net income (loss) available to common shareholders:
Net income (loss)	$367.1		$414.9	$582.8		$690.5
Less: Net income (loss) attributable to noncontrolling interest	81.9		166.6	108.0		180.1
Net income (loss) available to common shareholders	$285.2		$248.3	$474.8		$510.4

Weighted average common shares outstanding
Basic	228.3		254.5	233.4		257.8
Dilutive Effects:(1)
RSUs	1.5		1.1	1.6		1.0
RSUs - Deal incentive awards	—	*	0.6	—	*	0.7
PSU awards	—		—	0.3		0.3
Diluted	229.8		256.2	235.3		259.8

Net income (loss) available to common shareholders per common share
Basic	$1.25		$0.98	$2.03		$1.98
Diluted	1.24		0.97	2.02		1.96
* Less than 0.1.
(1) For the three and six months ended June 30, 2015 and 2014, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to “out of the moneyness” in the periods presented.

Dividends to Common Shareholders

The declaration and payment of common share dividends by the Company is subject to the discretion of its Board of Directors and will depend on the Company's overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Voya Financial, Inc.'s insurance subsidiaries, risk management considerations and other factors deemed relevant by the Board. There are no significant restrictions, other than those generally applicable to corporations incorporated in Delaware and those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - Debt Securities - Junior Subordinated Notes to these Condensed Consolidated Financial Statements, on the payment of dividends by the Company.

On February 5, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on March 31, 2015 to shareholders of record of Voya Financial, Inc. as of February 27, 2015.

On April 30, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on June 30, 2015 to shareholders of record of Voya Financial, Inc. as of May 29, 2015.

On July 30, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend will be paid on September 30, 2015 to shareholders of record of Voya Financial, Inc. as of August 31, 2015.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	231.0	281.0	—	—
Security Life of Denver Insurance Company ("SLD") (CO)	111.0	32.0	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	194.0	193.0	—	—

In June 2015, RLI declared an extraordinary distribution of $280.0, subject to receipt of the Minnesota Insurance Division approval. The Minnesota Insurance Division provided notice of approval on July 31, 2015 and RLI paid the extraordinary distribution on August 3, 2015. In July 2015, SLD declared an extraordinary distribution of $130.0, subject to receipt of the Colorado Insurance Division approval. The Colorado Insurance Division provided notice of non-disapproval on July 29, 2015 and SLD paid the extraordinary distribution on July 31, 2015.

Additionally, VRIAC is permitted to pay an ordinary dividend of $90.0 after December 22, 2015.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI”) as of the dates indicated:

	June 30,
	2015	2014
Fixed maturities, net of OTTI	$3,680.4	$5,977.5
Equity securities, available-for-sale	30.6	31.5
Derivatives	236.4	178.1
DAC/VOBA adjustment on available-for-sale securities	(1,227.6)	(1,848.2)
Sales inducements adjustment on available-for-sale securities	(51.8)	(88.7)
Other	(31.5)	(30.4)
Unrealized capital gains (losses), before tax	2,636.5	4,219.8
Deferred income tax asset (liability)	(564.2)	(1,113.0)
Net unrealized capital gains (losses)	2,072.3	3,106.8
Pension and other postretirement benefits liability, net of tax	36.9	45.9
AOCI	$2,109.2	$3,152.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,105.6)		$1,084.6	$(2,021.0)
Equity securities	(2.2)		0.8	(1.4)
Other	(0.1)		—	(0.1)
OTTI	3.7		(1.3)	2.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	5.2		(1.8)	3.4
DAC/VOBA	910.7		(318.8)	591.9
Sales inducements	34.1		(12.0)	22.1
Change in unrealized gains/losses on available-for-sale securities	(2,154.2)		751.5	(1,402.7)

Derivatives:
Derivatives	(23.1)	(1)	8.1	(15.0)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.1)		1.1	(2.0)
Change in unrealized gains/losses on derivatives	(26.2)		9.2	(17.0)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$(2,183.9)		$761.9	$(1,422.0)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,179.6)		$761.1	$(1,418.5)
Equity securities	0.3		(0.1)	0.2
Other	—		—	—
OTTI	9.4		(3.3)	6.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	6.2		(2.2)	4.0
DAC/VOBA	613.1	(1)	(214.6)	398.5
Sales inducements	23.3		(8.2)	15.1
Change in unrealized gains/losses on available-for-sale securities	(1,527.3)		532.7	(994.6)

Derivatives:
Derivatives	14.0	(2)	(4.9)	9.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(7.0)		2.5	(4.5)
Change in unrealized gains/losses on derivatives	7.0		(2.4)	4.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$(1,527.2)		$532.7	$(994.5)
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
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,822.0		$(987.1)	$1,834.9
Equity securities	(15.6)		4.1	(11.5)
Other	(2.7)		0.9	(1.8)
OTTI	24.3		(8.5)	15.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	(34.0)		11.9	(22.1)
DAC/VOBA	(793.2)	(1)	277.7	(515.5)
Sales inducements	(30.6)		10.7	(19.9)
Change in unrealized gains/losses on available-for-sale securities	1,970.2		(690.3)	1,279.9

Derivatives:
Derivatives	46.4	(2)	(16.2)	30.2
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(3.1)		1.1	(2.0)
Change in unrealized gains/losses on derivatives	43.3		(15.1)	28.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$2,006.6		$(703.0)	$1,303.6
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated, as expressed in percentages:

	Three Months Ended June 30,
	2015	2014
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance	—	(14.2)
Dividend received deduction	(3.9)	(5.9)
Audit settlement	—	0.1
State tax expense (benefit)	(0.5)	0.6
Noncontrolling interest	(5.9)	(13.9)
Nondeductible expenses	0.1	0.1
Other	(0.3)	(0.4)
Income tax expense (benefit)	24.5%	1.4%

	Six Months Ended June 30,
	2015	2014
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance	(2.0)	(15.7)
Dividend received deduction	(7.9)	(7.0)
Audit settlement	—	(0.1)
State tax expense (benefit)	1.7	1.3
Noncontrolling interest	(5.1)	(8.7)
Nondeductible expenses	0.1	0.1
Other	0.2	0.2
Income tax expense (benefit)	22.0%	5.1%

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of June 30, 2015 and December 31, 2014, the Company had a total valuation allowance of approximately $1.0 billion. As of June 30, 2015 and December 31, 2014, $1.3 billion of this valuation allowance was allocated to continuing operations, and $(354.1) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

For the three months ended June 30, 2015 and 2014, the total increases (decreases) in the valuation allowance were $4.5 and $(59.7), respectively. With respect to the 2015 increase, $4.5 was allocated to additional paid-in capital. With respect to the 2014 decrease, $(59.7) was allocated to continuing operations. For the six months ended June 30, 2015 and 2014, the total increases (decreases) in the valuation allowance were $(10.0) and $(114.1), respectively. With respect to the 2015 decrease, $(14.5) was allocated to continuing operations and $4.5 was allocated to additional paid-in capital. With respect to the 2014 decrease, $(114.1) was allocated to continuing operations.

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

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of June 30, 2015 and December 31, 2014.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt issued and outstanding as of June 30, 2015 and December 31, 2014:

	Maturity	June 30, 2015	December 31, 2014
7.25% Voya Holdings, Inc. debentures due 2023(1)	08/15/2023	$159.3	$159.0
7.63% Voya Holdings, Inc. debentures due 2026(1)	08/15/2026	202.2	232.3
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.7	13.8
6.97% Voya Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.7	849.6
2.9% Senior Notes due 2018	02/15/2018	999.0	998.9
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,486.0	3,515.7
Less: Current portion of long-term debt		—	—
Total		$3,486.0	$3,515.7
(1) Guaranteed by ING Group.

As of June 30, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On June 30, 2015, Voya Holdings repurchased $30.6 of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, we incurred a loss of $9.9 on debt extinguishment, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

As of June 30, 2015 and December 31, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $475.5 and $506.1, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of June 30, 2015, unsecured and uncommitted credit facilities totaled $1.7, unsecured and committed credit facilities totaled $7.8 billion and secured facilities totaled $205.0. Of the aggregate $8.0 billion capacity available, the Company utilized $4.8 billion in credit facilities outstanding as of June 30, 2015. Total fees associated with credit facilities were $24.4 and $49.7 for the three and six months ended June 30, 2015, respectively. Total fees associated with credit facilities were $28.1 and $57.4 for the three and six months ended June 30, 2014, respectively.

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of June 30, 2015:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	02/14/2018	$3,000.0	$736.0	$2,264.0
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	175.0	158.0	17.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc./ Security Life of Denver International Limited	Unsecured	Committed	11/09/2015	750.0	750.0	—
Security Life of Denver International Limited	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	765.6	229.4
Voya Financial, Inc./ Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	293.0	272.0
Total				$8,041.7	$4,750.0	$3,282.4

Secured facilities				$205.0	$195.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				7,835.0	4,552.6	3,282.4
Total				$8,041.7	$4,750.0	$3,282.4

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On February 11, 2015, Voya Financial, Inc. entered into a $195.0 letter of credit facility agreement with a third-party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of June 30, 2015, Voya Financial, Inc. collateralized the facility with $212.0 of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

Amended and Restated Credit Agreement

On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the terms of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of June 30, 2015, there were no amounts outstanding as revolving credit borrowings. As of June 30, 2015, $736.0 of LOCs were outstanding under the Revolving Credit Agreement.

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

As of June 30, 2015, the Company had off-balance sheet commitments to purchase investments of $1.5 billion, of which $247.3 related to consolidated investment entities. As of December 31, 2014, the Company had off-balance sheet commitments to purchase investments of $887.4, of which $297.0 related to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of the insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $14.0 and $14.5 as of June 30, 2015 and December 31, 2014, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $24.5 and $26.5 as of June 30, 2015 and December 31, 2014, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	June 30, 2015	December 31, 2014
Fixed maturity collateral pledged to FHLB	$1,539.8	$1,614.8
FHLB restricted stock(1)	73.4	76.3
Other fixed maturities-state deposits	227.0	241.7
Securities pledged(2)	976.5	1,184.6
Total restricted assets	$2,816.7	$3,117.4
(1) Included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $396.8 and $545.9 as of June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015 and December 31, 2014, the Company delivered securities as collateral of $579.7 and $638.7, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2015 and December 31, 2014, the Company had $1.3 billion and $1.4 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, assets with a market value of approximately $1.5 billion and $1.6 billion, respectively, collateralized the FHLB funding agreements.

Litigation, Regulatory Matters and Loss Contingencies

Litigation, regulatory and other loss contingencies arise in connection with the Company's activities as a diversified financial services firm. The Company is a defendant in a number of litigation matters arising from the conduct of its business, both in the ordinary course and otherwise. In some of these matters, claimants seek to recover very large or indeterminate amounts, including compensatory, punitive, treble and exemplary damages. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages and other relief. Claimants are not always required to specify the monetary damages they seek or they may be required only to state an amount sufficient to meet a court's jurisdictional requirements. Moreover, some jurisdictions allow claimants to allege monetary damages that far exceed any reasonably possible verdict. The variability in pleading requirements and past experience demonstrates that the monetary and other relief that may be requested in a lawsuit or claim often bears little relevance to the merits or potential value of a claim. Litigation against the Company includes a variety of claims including negligence, breach of contract, fraud, violation of regulation or statute, breach of fiduciary duty, negligent misrepresentation, failure to supervise, elder abuse and other torts.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The outcome of a litigation or regulatory matter is difficult to predict and the amount or range of potential losses associated with these or other loss contingencies requires significant management judgment. It is not possible to predict the ultimate outcome or to provide reasonably possible losses or ranges of losses for all pending regulatory matters, litigation and other loss contingencies. While it is possible that an adverse outcome in certain cases could have a material adverse effect upon the Company's financial position, based on information currently known, management believes that neither the outcome of pending litigation and regulatory matters, nor potential liabilities associated with other loss contingencies, are likely to have such an effect. However, given the large and indeterminate amounts sought in certain litigation and the inherent unpredictability of all such matters, it is possible that an adverse outcome in certain of the Company's litigation or regulatory matters, or liabilities arising from other loss contingencies, could, from time to time, have a material adverse effect upon the Company's results of operations or cash flows in a particular quarterly or annual period.

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs and $7.5 to Fireman’s Fund. The Company objected to the Court’s decisions and the Statement of Decision on the grounds that they were inconsistent with California law and the evidence presented at trial. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company filed an appellate bond that stays execution of that judgment while an appeal is pursued. On June 8, 2015, the Court issued a Statement of Decision denying Fireman’s Fund’s request for punitive damages.

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

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Income	Expense	Income	Expense
NN Group	$—	$—	$0.6	$0.2
ING Group	—	—	1.3	3.9
ING Bank	—	—	4.6	4.1
Other	—	—	5.3	3.6
Total	$—	$—	$11.8	$11.8

	Six Months Ended June 30,
	2015		2014
	Income	Expense	Income	Expense
NN Group	$0.4	$0.1	$1.2	$0.3
ING Group	2.8	3.0	6.9	7.4
ING Bank	18.2	5.7	4.1	10.7
Other	3.8	3.4	10.6	7.0
Total	$25.2	$12.2	$22.8	$25.4

Assets and liabilities from transactions with related parties as of December 31, 2014 are shown below:

	Assets	Liabilities
NN Group	$0.1	$0.2
ING Group	1.9	1.2
ING Bank	12.9	4.0
Other	2.2	1.4
Total	$17.1	$6.8

As of March 9, 2015, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. While there were outstanding payables related to credit facility agreements with ING Bank, there were no outstanding payables related to credit facility agreements with related parties as of June 30, 2015. As of December 31, 2014, the Company had outstanding payables of $4.0 related to credit facility agreements with related parties. For the three months ended June 30, 2015, the Company incurred no expenses related to credit facility agreements with related parties. For the three months ended June 30, 2014, the Company incurred expenses of $3.8 related to credit facility agreements with related parties. The Company incurred expenses of $5.7 and $7.5 related to credit facility agreements with related parties for the six months ended June 30, 2015 and 2014, respectively.

Share Repurchase Program

During the six months ended June 30, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0.

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

As of June 30, 2015, such notional amounts are outstanding with ING Group and NN Group; however, ING Group and NN Group are no longer related parties. As of December 31, 2014, the outstanding notional amount with ING Bank and NN Group was $464.1 (consisting of currency forwards of $178.0 and equity options of $286.1). As of December 31, 2014, the market value for these contracts was $11.5. For the three months ended June 30, 2015, the Company recorded no net realized capital gains (losses) with ING Bank and NN Group. For the three months ended June 30, 2014, the Company recorded net realized capital gains (losses) of $4.6 with ING Bank and NN Group.

For the six months ended June 30, 2015 and 2014, the Company recorded net realized capital gains (losses) of $18.2 and $3.9, respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of June 30, 2015 and December 31, 2014, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $28.7 and $33.1, respectively. As of March 9, 2015, NN Group and its affiliates are no longer considered related parties of Voya Financial, Inc., however, this guarantee is still in effect.

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

With the exception of guarantees issued by the Company in relation to collateral support for reinsurance contracts, the Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $714.6 and $694.4 as of June 30, 2015 and December 31, 2014, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of June 30, 2015 and December 31, 2014, the Company consolidated 17 and 16 CLOs, respectively.

Private Equity Funds and Single Strategy Hedge Funds (Limited Partnerships)

The Company invests in and manages various limited partnerships, including private equity funds and single strategy hedge funds. The Company, as a general partner or managing member of certain sponsored investment funds, is generally presumed to control the limited partnerships unless the limited partners have the substantive ability to remove the general partner without cause, based upon a simple majority vote, or can otherwise dissolve the partnership, or have substantive participating rights over decision-making of the partnerships.

As of June 30, 2015 and December 31, 2014, the Company consolidated 33 and 35 funds respectively, which were structured as partnerships.

Registered Investment Companies

On May 7, 2015, the Company launched the Pomona Investment Fund (the “PIF”) which is a private equity mutual fund. The PIF is a non-diversified, closed-end registered investment company that invests in a variety of private equity investment types and strategies. Formed as a Delaware statutory trust, investors in the PIF will receive fund shares, representing proportional interests in the assets of the PIF and voting rights on matters submitted to vote by shareholders. As of June 30, 2015, the Company is the only investor in the PIF, and as such has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	June 30, 2015	December 31, 2014
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$245.1	$605.9
Corporate loans, at fair value using the fair value option	6,973.9	6,793.1
Other assets	127.5	67.3
Total CLO entities	7,346.5	7,466.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	218.3	104.5
Limited partnerships/corporations, at fair value	4,201.9	3,727.3
Other assets	297.6	25.1
Total investment funds	4,717.8	3,856.9
Total assets of consolidated investment entities	$12,064.3	$11,323.2

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,986.6	$6,838.1
Other liabilities	309.2	561.1
Total CLO entities	7,295.8	7,399.2
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	1,373.8	796.7
Total investment funds	1,373.8	796.7
Total liabilities of consolidated investment entities	$8,669.6	$8,195.9

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of June 30, 2015 and December 31, 2014, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $66.5 and $75.9, respectively. Less than 1% of the collateral assets were in default as of June 30, 2015 and December 31, 2014.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.1 years. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $222.9 and $239.6 as of June 30, 2015 and December 31, 2014, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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
June 30, 2015
Assets:
CLO Investments	$19.0	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$6,986.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2014
Assets:
CLO Investments	$19.2	Discounted Cash Flow	Default Rate
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Effective January 23, 2015, a certain CLO established a revolving line of credit up to $665.0 bearing interest at LIBOR plus 175 basis points. The line of credit was used for funding the purchase of loans for the CLO portfolio prior to the CLO's closing date. As of June 30, 2015, the CLO is closed and the drawdown on the line of credit repaid and the line of credit closed.

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

As of June 30, 2015 and December 31, 2014, certain private equity funds maintained revolving lines of credit of $550.0, which renew annually and bear interest at LIBOR/EURIBOR plus 160 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, outstanding borrowings amount to $337.5 and $261.4 respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Single Strategy Hedge Funds

As of June 30, 2015 and December 31, 2014, the Company acts as investment manager of a certain single strategy hedge fund (the “Fund”) that seeks to achieve its investment objective by investing in many forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise (“Agency”) backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits (“REMICs”). The Fund may also enter into repurchase and reverse repurchase agreements.

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

As of June 30, 2015 and December 31, 2014, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not de-recognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - Other liabilities. As of June 30, 2015 and December 31, 2014, outstanding financings amount to $722.1 and $417.1, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
VIEs - CLO entities:
Cash and cash equivalents	$245.1	$—	$—	$245.1
Corporate loans, at fair value using the fair value option	—	6,954.9	19.0	6,973.9
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	218.3	—	—	218.3
Limited partnerships/corporations, at fair value	—	1,646.0	2,555.9	4,201.9
Total assets, at fair value	$463.4	$8,600.9	$2,574.9	$11,639.2
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$6,986.6	$6,986.6
Total liabilities, at fair value	$—	$—	$6,986.6	$6,986.6

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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended June 30, 2015 and June 30, 2014 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

For the six months ended June 30, 2015 there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2. For the six months ended June 30, 2014, $13.9 of investments held in single strategy hedge funds were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2015 is presented in the table below:

	Fair Value as of April 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.0	$—	$—	$—	$—	$—	$19.0
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,691.2	96.9	298.3	(530.5)	—	—	2,555.9
Total assets, at fair value	$2,710.2	$96.9	$298.3	$(530.5)	$—	$—	$2,574.9
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,408.9	$40.5	$607.4	$(70.2)	$—	$—	$6,986.6
Total liabilities, at fair value	$6,408.9	$40.5	$607.4	$(70.2)	$—	$—	$6,986.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.2	$(0.1)	$—	$(0.1)	$—	$—	$19.0
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,691.7	96.4	298.3	(530.5)	—	—	2,555.9
Total assets, at fair value	$2,710.9	$96.3	$298.3	$(530.6)	$—	$—	$2,574.9
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,838.1	$12.3	$607.4	$(471.2)	$—	$—	$6,986.6
Total liabilities, at fair value	$6,838.1	$12.3	$607.4	$(471.2)	$—	$—	$6,986.6

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

Deconsolidation of Certain Investment Entities

During the three and six months ended June 30, 2015 and 2014, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2015 and December 31, 2014, the Company did not hold any ownership interests in these unconsolidated CLOs.

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

	June 30, 2015	December 31, 2014
Carrying amount	$—	$—
Maximum exposure to loss	—	—
Assets of nonconsolidated investment entities	815.3	932.8
Liabilities of nonconsolidated investment entities	853.3	983.7

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

15.    Segments

The Company provides its principal products and services in two ongoing businesses and reports results through five ongoing segments as follows:

Business	Segment
Retirement and Investment Solutions	Retirement Annuities Investment Management
Insurance Solutions	Individual Life Employee Benefits

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

Retirement and Investment Solutions

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers. The Annuities segment primarily provides fixed, indexed and structured annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels. The Investment Management segment provides investment products and retirement solutions across a broad range of geographies, market sectors, investment styles and capitalization spectrums. Products and services are offered to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and general accounts of the Company's insurance subsidiaries and are distributed through the Company's direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

Insurance Solutions

The Insurance Solutions business provides its products through two segments: Individual Life and Employee Benefits. The Individual Life segment provides wealth accumulation, protection and transfer opportunities through universal, variable and term life products, distributed through a network of independent general agents and managing directors, to meet the needs of a broad range of customers from the middle market through affluent market segments. The Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

Corporate

Corporate includes corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, and other items not allocated to segments, including items such as expenses of the Company's strategic investment program, certain expenses and liabilities of employee benefit plans and intercompany eliminations.

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

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$128.4	$135.8	$252.9	$250.7
Annuities	61.0	64.2	129.6	119.0
Investment Management	47.0	54.9	93.9	104.7
Insurance Solutions:
Individual Life	37.7	63.4	81.1	94.5
Employee Benefits	37.7	37.8	78.3	54.7
Total Ongoing Business	311.8	356.1	635.8	623.6
Corporate	(53.3)	(38.3)	(101.5)	(75.6)
Closed Blocks:
Closed Block Institutional Spread Products	3.2	6.6	8.3	12.0
Closed Block Other	0.8	3.9	9.5	(0.6)
Closed Blocks	4.0	10.5	17.8	11.4
Total operating earnings before income taxes	262.5	328.3	552.1	559.4

Adjustments:
Closed Block Variable Annuity	180.5	(82.1)	151.1	(57.9)
Net investment gains (losses) and related charges and adjustments	(9.4)	73.0	41.0	130.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	24.6	(20.3)	(22.6)	(13.9)
Loss related to businesses exited through reinsurance or divestment	(33.3)	(26.9)	(48.7)	(37.4)
Income (loss) attributable to noncontrolling interest	81.9	166.6	108.0	180.1
Loss related to early extinguishment of debt	(9.9)	—	(9.9)	—
Other adjustments to operating earnings	(10.7)	(17.6)	(23.5)	(33.6)
Income (loss) before income taxes	$486.2	$421.0	$747.5	$727.3

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$593.8	$592.9	$1,194.3	$1,191.4
Annuities	310.4	330.8	626.0	685.2
Investment Management	158.6	163.2	321.7	323.7
Insurance Solutions:
Individual Life	662.9	699.9	1,331.7	1,392.1
Employee Benefits	376.2	342.5	747.1	681.4
Total Ongoing Business	2,101.9	2,129.3	4,220.8	4,273.8
Corporate	18.6	23.6	39.0	48.9
Closed Blocks:
Closed Block Institutional Spread Products	13.5	17.0	28.4	34.6
Closed Block Other	2.5	7.0	9.5	15.0
Closed Blocks	16.0	24.0	37.9	49.6
Total operating revenues	2,136.5	2,176.9	4,297.7	4,372.3

Adjustments:
Closed Block Variable Annuity	658.5	114.1	922.9	402.7
Net realized investment gains (losses) and related charges and adjustments	(19.1)	67.0	34.0	116.6
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	44.4	(24.3)	(9.2)	(48.2)
Revenues related to businesses exited through reinsurance or divestment	(52.2)	66.9	(11.6)	85.9
Revenues attributable to noncontrolling interest	159.8	219.1	249.6	279.9
Other adjustments to operating revenues	66.0	80.4	141.5	165.8
Total revenues	$2,993.9	$2,700.1	$5,624.9	$5,375.0

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Management intersegment revenues	$39.9	$39.0	$78.5	$78.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2015	December 31, 2014
Retirement and Investment Solutions:
Retirement	$99,099.9	$96,433.9
Annuities	25,475.2	25,901.5
Investment Management	556.9	492.6
Insurance Solutions:
Individual Life	26,429.9	26,877.1
Employee Benefits	2,606.2	2,602.4
Total Ongoing Business	154,168.1	152,307.5
Corporate	5,598.1	5,889.3
Closed Blocks:
Closed Block Variable Annuity	46,521.1	48,706.9
Closed Block Institutional Spread Products	1,770.8	1,901.9
Closed Block Other	7,177.2	7,496.3
Closed Blocks	55,469.1	58,105.1
Total assets of segments	215,235.3	216,301.9
Noncontrolling interest	11,349.8	10,628.8
Total assets	$226,585.1	$226,930.7

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. (“Parent Issuer”), Voya Holdings (“Subsidiary Guarantor”) and all other subsidiaries (“Non-Guarantor Subsidiaries”) of the Company as of June 30, 2015 and December 31, 2014, and their results of operations, comprehensive income and cash flows for the six months ended June 30, 2015 and 2014.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$68,177.8	$(15.3)	$68,162.5
Fixed maturities, at fair value using the fair value option	—	—	3,568.1	—	3,568.1
Equity securities, available-for-sale, at fair value	89.3	—	190.3	—	279.6
Short-term investments	212.0	—	852.5	—	1,064.5
Mortgage loans on real estate, net of valuation allowance	—	—	10,366.7	—	10,366.7
Policy loans	—	—	2,034.1	—	2,034.1
Limited partnerships/corporations	—	—	471.8	—	471.8
Derivatives	69.0	—	1,529.3	(169.0)	1,429.3
Investments in subsidiaries	16,369.2	12,327.6	—	(28,696.8)	—
Other investments	—	1.2	92.1	—	93.3
Securities pledged	—	—	976.5	—	976.5
Total investments	16,739.5	12,328.8	88,259.2	(28,881.1)	88,446.4
Cash and cash equivalents	520.7	1.3	1,973.5	—	2,495.5
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	668.3	(20.1)	678.9
Accrued investment income	—	—	906.8	—	906.8
Reinsurance recoverable	—	—	7,269.1	—	7,269.1
Deferred policy acquisition costs and Value of business acquired	—	—	5,089.9	—	5,089.9
Sales inducements to contract holders	—	—	265.6	—	265.6
Deferred income taxes	414.3	46.9	1,210.6	—	1,671.8
Goodwill and other intangible assets	—	—	266.0	—	266.0
Loans to subsidiaries and affiliates	286.5	—	0.3	(286.8)	—
Due from subsidiaries and affiliates	5.5	0.2	9.5	(15.2)	—
Other assets	52.2	0.6	1,048.4	(0.9)	1,100.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	4,201.9	—	4,201.9
Cash and cash equivalents	—	—	463.4	—	463.4
Corporate loans, at fair value using the fair value option	—	—	6,973.9	—	6,973.9
Other assets	—	—	425.1	—	425.1
Assets held in separate accounts	—	—	106,330.5	—	106,330.5
Total assets	$18,049.4	$12,377.8	$225,362.0	$(29,204.1)	$226,585.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,748.5	$—	$15,748.5
Contract owner account balances	—	—	69,844.7	—	69,844.7
Payables under securities loan agreement, including collateral held	—	—	1,251.4	—	1,251.4
Short-term debt with affiliates	—	178.6	107.9	(286.5)	—
Long-term debt	2,997.3	485.3	18.7	(15.3)	3,486.0
Funds held under reinsurance agreements	—	—	1,027.4	—	1,027.4
Derivatives	100.0	—	774.8	(169.0)	705.8
Pension and other postretirement provisions	—	—	789.7	—	789.7
Current income taxes	(5.9)	(1.9)	21.0	—	13.2
Due to subsidiaries and affiliates	9.5	—	(9.3)	(0.2)	—
Other liabilities	92.7	14.0	1,099.0	(36.3)	1,169.4
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,986.6	—	6,986.6
Other liabilities	—	—	1,683.0	—	1,683.0
Liabilities related to separate accounts	—	—	106,330.5	—	106,330.5
Total liabilities	3,193.6	676.0	205,673.9	(507.3)	209,036.2

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,855.8	11,701.8	16,995.0	(28,696.8)	14,855.8
Noncontrolling interest	—	—	2,693.1	—	2,693.1
Total shareholders' equity	14,855.8	11,701.8	19,688.1	(28,696.8)	17,548.9
Total liabilities and shareholders' equity	$18,049.4	$12,377.8	$225,362.0	$(29,204.1)	$226,585.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,925.6	$(15.3)	$69,910.3
Fixed maturities, at fair value using the fair value option	—	—	3,564.5	—	3,564.5
Equity securities, available-for-sale, at fair value	83.4	—	188.4	—	271.8
Short-term investments	—	—	1,711.4	—	1,711.4
Mortgage loans on real estate, net of valuation allowance	—	—	9,794.1	—	9,794.1
Policy loans	—	—	2,104.0	—	2,104.0
Limited partnerships/corporations	—	—	363.2	—	363.2
Derivatives	69.0	—	1,923.1	(172.5)	1,819.6
Investments in subsidiaries	17,918.0	13,312.0	—	(31,230.0)	—
Other investments	—	14.4	95.9	—	110.3
Securities pledged	—	—	1,184.6	—	1,184.6
Total investments	18,070.4	13,326.4	90,854.8	(31,417.8)	90,833.8
Cash and cash equivalents	682.1	1.6	1,847.2	—	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	816.4	(20.1)	827.0
Accrued investment income	—	—	891.7	—	891.7
Reinsurance recoverable	—	—	7,116.9	—	7,116.9
Deferred policy acquisition costs and Value of business acquired	—	—	4,570.9	—	4,570.9
Sales inducements to contract holders	—	—	253.6	—	253.6
Deferred income taxes	398.2	49.2	852.5	—	1,299.9
Goodwill and other intangible assets	—	—	284.4	—	284.4
Loans to subsidiaries and affiliates	169.0	—	0.3	(169.3)	—
Due from subsidiaries and affiliates	13.0	0.1	6.0	(19.1)	—
Other assets	49.3	—	942.2	(0.9)	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,727.3	—	3,727.3
Cash and cash equivalents	—	—	710.4	—	710.4
Corporate loans, at fair value using the fair value option	—	—	6,793.1	—	6,793.1
Other assets	—	—	92.4	—	92.4
Assets held in separate accounts	—	—	106,007.8	—	106,007.8
Total assets	$19,412.7	$13,377.3	$225,767.9	$(31,627.2)	$226,930.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,632.2	$—	$15,632.2
Contract owner account balances	—	—	69,319.5	—	69,319.5
Payables under securities loan agreement, including collateral held	—	—	1,445.0	—	1,445.0
Short-term debt with affiliates	—	149.7	19.3	(169.0)	—
Long-term debt	2,997.1	515.3	18.6	(15.3)	3,515.7
Funds held under reinsurance agreements	—	—	1,159.6	—	1,159.6
Derivatives	103.5	—	918.3	(172.5)	849.3
Pension and other postretirement provisions	—	—	826.2	—	826.2
Current income taxes	84.8	(5.7)	5.7	—	84.8
Due to subsidiaries and affiliates	4.8	1.2	(1.9)	(4.1)	—
Other liabilities	76.3	14.9	1,278.3	(36.3)	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,838.1	—	6,838.1
Other liabilities	—	—	1,357.8	—	1,357.8
Liabilities related to separate accounts	—	—	106,007.8	—	106,007.8
Total liabilities	3,266.5	675.4	204,824.5	(397.2)	208,369.2

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	16,146.2	12,701.9	18,528.1	(31,230.0)	16,146.2
Noncontrolling interest	—	—	2,415.3	—	2,415.3
Total shareholders' equity	16,146.2	12,701.9	20,943.4	(31,230.0)	18,561.5
Total liabilities and shareholders' equity	$19,412.7	$13,377.3	$225,767.9	$(31,627.2)	$226,930.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$0.1	$—	$1,136.8	$(2.9)	$1,134.0
Fee income	—	—	872.4	—	872.4
Premiums	—	—	667.2	—	667.2
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(8.0)	—	(8.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.4	—	0.4
Net other-than-temporary impairments recognized in earnings	—	—	(8.4)	—	(8.4)
Other net realized capital gains (losses)	1.7	0.2	6.2	—	8.1
Total net realized capital gains (losses)	1.7	0.2	(2.2)	—	(0.3)
Other revenue	0.9	—	105.9	(0.9)	105.9
Income (loss) related to consolidated investment entities:
Net investment income	—	—	257.0	—	257.0
Changes in fair value related to collateralized loan obligations	—	—	(42.3)	—	(42.3)
Total revenues	2.7	0.2	2,994.8	(3.8)	2,993.9
Benefits and expenses:
Policyholder benefits	—	—	958.8	—	958.8
Interest credited to contract owner account balances	—	—	490.2	—	490.2
Operating expenses	2.8	—	769.1	(0.9)	771.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	153.1	—	153.1
Interest expense	38.4	20.2	0.9	(2.9)	56.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	74.7	—	74.7
Other expense	—	—	3.3	—	3.3
Total benefits and expenses	41.2	20.2	2,450.1	(3.8)	2,507.7
Income (loss) before income taxes	(38.5)	(20.0)	544.7	—	486.2
Income tax expense (benefit)	(17.3)	5.4	141.5	(10.5)	119.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(21.2)	(25.4)	403.2	10.5	367.1
Equity in earnings (losses) of subsidiaries, net of tax	306.4	427.2	—	(733.6)	—
Net income (loss) including noncontrolling interest	285.2	401.8	403.2	(723.1)	367.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	81.9	—	81.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$285.2	$401.8	$321.3	$(723.1)	$285.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.5	$0.1	$2,309.8	$(4.8)	$2,308.6
Fee income	—	—	1,772.2	—	1,772.2
Premiums	—	—	1,276.0	—	1,276.0
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(10.6)	—	(10.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2.7	—	2.7
Net other-than-temporary impairments recognized in earnings	—	—	(13.3)	—	(13.3)
Other net realized capital gains (losses)	0.7	0.4	(247.6)	—	(246.5)
Total net realized capital gains (losses)	0.7	0.4	(260.9)	—	(259.8)
Other revenue	1.8	—	208.6	(1.8)	208.6
Income (loss) related to consolidated investment entities:
Net investment income	—	—	353.9	—	353.9
Changes in fair value related to collateralized loan obligations	—	—	(34.6)	—	(34.6)
Total revenues	6.0	0.5	5,625.0	(6.6)	5,624.9
Benefits and expenses:
Policyholder benefits	—	—	1,845.8	—	1,845.8
Interest credited to contract owner account balances	—	—	974.9	—	974.9
Operating expenses	3.5	—	1,538.1	(1.8)	1,539.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	271.2	—	271.2
Interest expense	76.1	30.8	1.9	(4.8)	104.0
Operating expenses related to consolidated investment entities:
Interest expense	—	—	137.2	—	137.2
Other expense	—	—	4.5	—	4.5
Total benefits and expenses	79.6	30.8	4,773.6	(6.6)	4,877.4
Income (loss) before income taxes	(73.6)	(30.3)	851.4	—	747.5
Income tax expense (benefit)	(17.3)	(0.4)	198.8	(16.4)	164.7
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(56.3)	(29.9)	652.6	16.4	582.8
Equity in earnings (losses) of subsidiaries, net of tax	531.1	560.4	—	(1,091.5)	—
Net income (loss) including noncontrolling interest	474.8	530.5	652.6	(1,075.1)	582.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	108.0	—	108.0
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$474.8	$530.5	$544.6	$(1,075.1)	$474.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5.1	$0.1	$1,118.2	$(2.5)	$1,120.9
Fee income	—	—	897.3	—	897.3
Premiums	—	—	629.4	—	629.4
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(2.6)	—	(2.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(2.5)	—	(2.5)
Other net realized capital gains (losses)	(5.4)	0.7	(357.3)	—	(362.0)
Total net realized capital gains (losses)	(5.4)	0.7	(359.8)	—	(364.5)
Other revenue	0.7	0.2	110.1	(0.7)	110.3
Income (loss) related to consolidated investment entities:
Net investment income	—	—	300.5	—	300.5
Changes in fair value related to collateralized loan obligations	—	—	6.2	—	6.2
Total revenues	0.4	1.0	2,701.9	(3.2)	2,700.1
Benefits and expenses:
Policyholder benefits	—	—	811.2	—	811.2
Interest credited to contract owner account balances	—	—	494.0	—	494.0
Operating expenses	0.8	0.1	758.1	(0.7)	758.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	115.7	—	115.7
Interest expense	37.6	11.0	1.4	(2.5)	47.5
Operating expenses related to consolidated investment entities:
Interest expense	—	—	49.5	—	49.5
Other expense	—	—	2.9	—	2.9
Total benefits and expenses	38.4	11.1	2,232.8	(3.2)	2,279.1
Income (loss) before income taxes	(38.0)	(10.1)	469.1	—	421.0
Income tax expense (benefit)	—	(2.0)	11.0	(2.9)	6.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(38.0)	(8.1)	458.1	2.9	414.9
Equity in earnings (losses) of subsidiaries, net of tax	286.3	123.9	—	(410.2)	—
Net income (loss) including noncontrolling interest	248.3	115.8	458.1	(407.3)	414.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	166.6	—	166.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$248.3	$115.8	$291.5	$(407.3)	$248.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.1	$0.1	$2,263.1	$(3.8)	$2,266.5
Fee income	—	—	1,829.1	—	1,829.1
Premiums	—	—	1,230.3	—	1,230.3
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(5.9)	—	(5.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(5.8)	—	(5.8)
Other net realized capital gains (losses)	(4.8)	0.7	(541.2)	—	(545.3)
Total net realized capital gains (losses)	(4.8)	0.7	(547.0)	—	(551.1)
Other revenue	1.6	0.2	215.6	(1.6)	215.8
Income (loss) related to consolidated investment entities:
Net investment income	—	—	382.0	—	382.0
Changes in fair value related to collateralized loan obligations	—	—	2.4	—	2.4
Total revenues	3.9	1.0	5,375.5	(5.4)	5,375.0
Benefits and expenses:
Policyholder benefits	—	—	1,676.2	—	1,676.2
Interest credited to contract owner account balances	—	—	987.1	—	987.1
Operating expenses	2.3	0.1	1,547.0	(1.6)	1,547.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	241.8	—	241.8
Interest expense	74.8	21.5	2.6	(3.8)	95.1
Operating expenses related to consolidated investment entities:
Interest expense	—	—	95.7	—	95.7
Other expense	—	—	4.0	—	4.0
Total benefits and expenses	77.1	21.6	4,554.4	(5.4)	4,647.7
Income (loss) before income taxes	(73.2)	(20.6)	821.1	—	727.3
Income tax expense (benefit)	—	1.3	33.1	2.4	36.8
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(73.2)	(21.9)	788.0	(2.4)	690.5
Equity in earnings (losses) of subsidiaries, net of tax	583.6	138.2	—	(721.8)	—
Net income (loss) including noncontrolling interest	510.4	116.3	788.0	(724.2)	690.5
Less: Net income (loss) attributable to noncontrolling interest	—	—	180.1	—	180.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$510.4	$116.3	$607.9	$(724.2)	$510.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$285.2	$401.8	$403.2	$(723.1)	$367.1
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,184.1)	(1,449.5)	(2,184.1)	3,633.6	(2,184.1)
Other-than-temporary impairments	3.7	2.6	3.7	(6.3)	3.7
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	(2,183.9)	(1,447.7)	(2,183.9)	3,631.6	(2,183.9)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(761.9)	(504.3)	(761.9)	1,266.2	(761.9)
Other comprehensive income (loss), after tax	(1,422.0)	(943.4)	(1,422.0)	2,365.4	(1,422.0)
Comprehensive income (loss)	(1,136.8)	(541.6)	(1,018.8)	1,642.3	(1,054.9)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	81.9	—	81.9
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,136.8)	$(541.6)	$(1,100.7)	$1,642.3	$(1,136.8)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$474.8	$530.5	$652.6	$(1,075.1)	$582.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,529.7)	(1,014.5)	(1,529.7)	2,544.2	(1,529.7)
Other-than-temporary impairments	9.4	7.3	9.4	(16.7)	9.4
Pension and other postretirement benefits liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	(1,527.2)	(1,008.8)	(1,527.2)	2,536.0	(1,527.2)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(532.7)	(351.3)	(532.7)	884.0	(532.7)
Other comprehensive income (loss), after tax	(994.5)	(657.5)	(994.5)	1,652.0	(994.5)
Comprehensive income (loss)	(519.7)	(127.0)	(341.9)	576.9	(411.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	108.0	—	108.0
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(519.7)	$(127.0)	$(449.9)	$576.9	$(519.7)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$248.3	$115.8	$458.1	$(407.3)	$414.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	879.1	616.1	880.0	(1,496.1)	879.1
Other-than-temporary impairments	8.7	6.3	8.7	(15.0)	8.7
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	884.3	621.6	885.2	(1,506.8)	884.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	309.1	217.2	309.5	(526.7)	309.1
Other comprehensive income (loss), after tax	575.2	404.4	575.7	(980.1)	575.2
Comprehensive income (loss)	823.5	520.2	1,033.8	(1,387.4)	990.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	166.6	—	166.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$823.5	$520.2	$867.2	$(1,387.4)	$823.5

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$510.4	$116.3	$788.0	$(724.2)	$690.5
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,989.2	1,383.8	1,993.2	(3,377.0)	1,989.2
Other-than-temporary impairments	24.3	19.5	24.3	(43.8)	24.3
Pension and other postretirement benefits liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	2,006.6	1,401.7	2,010.6	(3,412.3)	2,006.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	703.0	491.3	703.0	(1,194.3)	703.0
Other comprehensive income (loss), after tax	1,303.6	910.4	1,307.6	(2,218.0)	1,303.6
Comprehensive income (loss)	1,814.0	1,026.7	2,095.6	(2,942.2)	1,994.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	180.1	—	180.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$1,814.0	$1,026.7	$1,915.5	$(2,942.2)	$1,814.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(42.7)	$46.8	$1,649.1	$(170.0)	$1,483.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,164.6	—	5,164.6
Equity securities, available-for-sale	12.4	—	18.4	—	30.8
Mortgage loans on real estate	—	—	547.7	—	547.7
Limited partnerships/corporations	—	—	104.0	—	104.0
Acquisition of:
Fixed maturities	—	—	(5,552.7)	—	(5,552.7)
Equity securities, available-for-sale	(18.0)	—	(20.0)	—	(38.0)
Mortgage loans on real estate	—	—	(1,119.5)	—	(1,119.5)
Limited partnerships/corporations	—	—	(207.4)	—	(207.4)
Short-term investments, net	(212.0)	—	858.9	—	646.9
Policy loans, net	—	—	69.9	—	69.9
Derivatives, net	(2.8)	—	(167.9)	—	(170.7)
Other investments, net	—	13.6	3.4	—	17.0
Sales from consolidated investments entities	—	—	2,440.0	—	2,440.0
Purchases within consolidated investment entities	—	—	(3,539.7)	—	(3,539.7)
Maturity of intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans	(118.3)	—	—	118.3	—
Return of capital contributions and dividends from subsidiaries	976.0	917.0	—	(1,893.0)	—
Collateral received (delivered), net	—	—	(45.7)	—	(45.7)
Purchases of fixed assets, net	—	—	(24.0)	—	(24.0)
Net cash provided by (used in) investing activities	638.0	930.6	(1,470.0)	(1,775.4)	(1,676.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,628.0	—	3,628.0
Maturities and withdrawals from investment contracts	—	—	(3,367.2)	—	(3,367.2)
Repayment of debt with maturities of more than three months	—	(30.6)	—	—	(30.6)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Intercompany loans with maturities of more than three months	—	—	(0.7)	0.7	—
Net (repayments of) proceeds from short-term intercompany loans	—	28.9	89.4	(118.3)	—
Return of capital contributions and dividends to parent	—	(976.0)	(1,087.0)	2,063.0	—
Borrowings of consolidated investment entities	—	—	832.8	—	832.8
Repayments of borrowings of consolidated investment entities	—	—	(404.6)	—	(404.6)
Contributions from (distributions to) participants in consolidated investment entities	—	—	255.0	—	255.0
Excess tax benefits on share-based compensation	—	—	1.5	—	1.5
Share-based compensation	(4.4)	—	—	—	(4.4)
Common stock acquired - Share repurchase	(740.8)	—	—	—	(740.8)
Dividends paid	(4.7)	—	—	—	(4.7)
Net cash provided by (used in) financing activities	(756.7)	(977.7)	(52.8)	1,945.4	158.2
Net (decrease) increase in cash and cash equivalents	(161.4)	(0.3)	126.3	—	(35.4)
Cash and cash equivalents, beginning of period	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of period	$520.7	$1.3	$1,973.5	$—	$2,495.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(33.0)	$57.7	$1,868.7	$(76.0)	$1,817.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,095.4	—	6,095.4
Equity securities, available-for-sale	8.7	13.0	37.4	—	59.1
Mortgage loans on real estate	—	—	639.7	—	639.7
Limited partnerships/corporations	—	—	52.0	—	52.0
Acquisition of:
Fixed maturities	—	—	(6,052.3)	—	(6,052.3)
Equity securities, available-for-sale	(11.7)	—	(1.8)	—	(13.5)
Mortgage loans on real estate	—	—	(818.6)	—	(818.6)
Limited partnerships/corporations	—	—	(170.9)	—	(170.9)
Short-term investments, net	—	—	272.2	—	272.2
Policy loans, net	—	—	33.3	—	33.3
Derivatives, net	10.1	—	(559.1)	—	(549.0)
Other investments, net	—	0.7	24.0	—	24.7
Sales from consolidated investments entities	—	—	1,790.0	—	1,790.0
Purchases within consolidated investment entities	—	—	(2,892.0)	—	(2,892.0)
Maturity of intercompany loans with maturities more than three months	0.6	—	—	(0.6)	—
Net maturity of short-term intercompany loans	(56.6)	—	—	56.6	—
Return of capital contributions from subsidiaries	797.0	690.0	—	(1,487.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	85.2	—	85.2
Purchases of fixed assets, net	—	—	(18.9)	—	(18.9)
Net cash provided by (used in) investing activities	598.1	532.7	(1,484.4)	(1,110.0)	(1,463.6)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,798.5	—	3,798.5
Maturities and withdrawals from investment contracts	—	—	(4,505.2)	—	(4,505.2)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities of more than three months	—	—	(0.6)	0.6	—
Net (repayments of) proceeds from short-term intercompany loans	—	99.9	(43.3)	(56.6)	—
Return of capital contributions and dividends to parent	—	(690.0)	(873.0)	1,563.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	191.0	—	191.0
Repayments of borrowings of consolidated investment entities	—	—	(38.7)	—	(38.7)
Contributions from (distributions to) participants in consolidated investment entities	—	—	828.0	—	828.0
Share-based compensation	(14.8)	—	—	—	(14.8)
Common stock acquired - Share repurchase	(289.4)	—	—	—	(289.4)
Dividends paid	(5.2)	—	—	—	(5.2)
Net cash used in financing activities	(326.2)	(590.1)	(322.3)	1,186.0	(52.6)
Net increase in cash and cash equivalents	238.9	0.3	62.0	—	301.2
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$879.1	$1.4	$2,261.5	$—	$3,142.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and financial condition as of June 30, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

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

Overview

Prior to April 20, 2015, we provided our principal products and services in three ongoing businesses—Retirement Solutions, Investment Management and Insurance Solutions—and reported our results for the ongoing businesses through five segments. Effective April 20, 2015, we provide our principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions. This change did not affect our five ongoing operating segments.

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management:

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

•
Our Investment Management segment provides investment products and retirement solutions to both individual and institutional customers by offering domestic and international fixed income, equity, multi-asset and alternative products and solutions across a range of geographies, market sectors, investment styles and capitalization spectrums. Investment Management products and services are primarily marketed to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and the general accounts of our insurance company subsidiaries. Investment Management products and services are distributed through a combination of our direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•
Our Individual Life segment provides wealth accumulation, protection and transfer opportunities through universal, variable and term life products. Our customers range across a variety of age groups and income levels. We primarily distribute our product offerings through a network of independent general agents and managing directors ("Aligned Distributors"), who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training.We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual funds.

117

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

In addition to our Ongoing Business, we also have Corporate and Closed Blocks segments. Corporate includes our corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, and other items not allocated to segments, including items such as expenses of our Strategic Investment Program (described below), certain expenses and liabilities of employee benefit plans and intercompany eliminations.

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

Revision of Previously Issued Financial Statements

As part of our ongoing process of validating actuarial models, we identified improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of our guaranteed minimum withdrawal benefits with life payouts ("GMWBL") products. The products are included in our CBVA segment, and are no longer offered by the Company. The errors affected our U.S. GAAP financial statements for periods prior to and including the three months ended March 31, 2015, and did not impact regulatory or rating agency capital. The errors did not affect our variable annuity policyholders in any manner.
Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, we have concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in our quarterly and annual financial statements that have been previously filed in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing our financial statements for the three and six months ended June 30, 2015, we have made appropriate revisions to our financial statements for historical periods. Such changes are reflected in the financial results for the three and six months ended June 30, 2014 and as of December 31, 2014 included in the interim financial statements in this Quarterly Report on Form 10-Q and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.
See the "Revision of Previously Issued Financial Statements" section in the Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Trends and Uncertainties

Throughout this MD&A, we discuss a number of trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this MD&A, as part of our broader analysis of that area of our business. In addition, the following factors represent some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.

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

Interest Rate Environment

After generally moving lower in 2014 and the first quarter of 2015, yields across most high quality fixed income classes moved higher in the second quarter of 2015, albeit to levels that are still low by historical standards. The possibility that the Federal Reserve Board in the United States will begin normalization of monetary policy through an increase in the federal funds rate may impact both the level and volatility of long term interest rates. The timing and impact of any such increases in the federal fund rate are uncertain, depending on the Federal Reserve Board's assessment of economic growth, development in labor markets, inflation and other risks.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $86.4 billion as of June 30, 2015, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2015 will earn an average yield in the range of 4.25% to 4.50%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Strategic Investment Program

On June 2, 2015, we announced that we would spend $350.0 million over the next four years as it relates to IT simplification, digital and analytics, and cross-enterprise initiatives ("Strategic Investment Program"). During the year ended December 31, 2015, we expect to spend $50 million to $70 million on these projects.
Operating Measures

This MD&A includes a discussion of Operating earnings before income taxes and Operating revenues, each of which is a measure that is not determined in accordance with U.S. GAAP, because our management uses these measures to manage our businesses and allocate our resources. We generally use these measures to provide our investors with useful information regarding our financial performance. In particular, these measures facilitate a comparison of period-to-period results without the effect of the volatility created by certain changes in the financial markets that affect our financial results as reported under U.S. GAAP. Other companies may use similarly titled non-U.S. GAAP financial measures that are calculated differently from the way we calculate such measures, and accordingly, our non-U.S. GAAP financial measures may not be comparable to similar measures used by other companies.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Revenues:
Net investment income	$1,134.0	$1,120.9	$2,308.6	$2,266.5
Fee income	872.4	897.3	1,772.2	1,829.1
Premiums	667.2	629.4	1,276.0	1,230.3
Net realized capital gains (losses)	(0.3)	(364.5)	(259.8)	(551.1)
Other revenue	105.9	110.3	208.6	215.8
Income (loss) related to consolidated investment entities:
Net investment income	257.0	300.5	353.9	382.0
Changes in fair value related to collateralized loan obligations	(42.3)	6.2	(34.6)	2.4
Total revenues	2,993.9	2,700.1	5,624.9	5,375.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,449.0	1,305.2	2,820.7	2,663.3
Operating expenses	771.0	758.3	1,539.8	1,547.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	153.1	115.7	271.2	241.8
Interest expense	56.6	47.5	104.0	95.1
Operating expenses related to consolidated investment entities:
Interest expense	74.7	49.5	137.2	95.7
Other expense	3.3	2.9	4.5	4.0
Total benefits and expenses	2,507.7	2,279.1	4,877.4	4,647.7
Income (loss) before income taxes	486.2	421.0	747.5	727.3
Income tax expense (benefit)	119.1	6.1	164.7	36.8
Net income (loss)	367.1	414.9	582.8	690.5
Less: Net income (loss) attributable to noncontrolling interest	81.9	166.6	108.0	180.1
Net income (loss) available to our common shareholders	$285.2	$248.3	$474.8	$510.4

The following table presents AUM and AUA as of the dates indicated:

	June 30,
($ in millions)	2015	2014
AUM and AUA
Retirement and Investment Solutions:
Retirement	$314,100.4	$350,092.2
Annuities	26,889.5	27,264.9
Investment Management	257,389.8	263,361.1
Insurance Solutions:
Individual Life	15,728.9	16,142.9
Employee Benefits	1,814.6	1,807.5
Eliminations/Other	(174,971.5)	(182,202.0)
Total Ongoing Business	440,951.7	476,466.6
Closed Blocks:
Closed Block Variable Annuity	41,579.4	45,390.4
Closed Block Institutional Spread Products	1,511.5	2,117.2
Closed Block Other	234.1	544.4
Total Closed Blocks	43,325.0	48,052.0
Total AUM and AUA	$484,276.7	$524,518.6

AUM	283,269.8	283,458.5
AUA	201,006.9	241,060.1
Total AUM and AUA	$484,276.7	$524,518.6

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$128.4	$135.8	$252.9	$250.7
Annuities	61.0	64.2	129.6	119.0
Investment Management	47.0	54.9	93.9	104.7
Insurance Solutions:
Individual Life	37.7	63.4	81.1	94.5
Employee Benefits	37.7	37.8	78.3	54.7
Total Ongoing Business	311.8	356.1	635.8	623.6
Corporate	(53.3)	(38.3)	(101.5)	(75.6)
Closed Blocks:
Closed Block Institutional Spread Products	3.2	6.6	8.3	12.0
Closed Block Other	0.8	3.9	9.5	(0.6)
Total Closed Blocks (1)	4.0	10.5	17.8	11.4
Total operating earnings before income taxes	262.5	328.3	552.1	559.4

Adjustments:
Closed Block Variable Annuity	180.5	(82.1)	151.1	(57.9)
Net investment gains (losses) and related charges and adjustments	(9.4)	73.0	41.0	130.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	24.6	(20.3)	(22.6)	(13.9)
Loss related to businesses exited through reinsurance or divestment	(33.3)	(26.9)	(48.7)	(37.4)
Income (loss) attributable to noncontrolling interest	81.9	166.6	108.0	180.1
Loss related to early extinguishment of debt	(9.9)	—	(9.9)	—
Other adjustments to operating earnings	(10.7)	(17.6)	(23.5)	(33.6)
Income (loss) before income taxes	$486.2	$421.0	$747.5	$727.3
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$593.8	$592.9	$1,194.3	$1,191.4
Annuities	310.4	330.8	626.0	685.2
Investment Management	158.6	163.2	321.7	323.7
Insurance Solutions:
Individual Life	662.9	699.9	1,331.7	1,392.1
Employee Benefits	376.2	342.5	747.1	681.4
Total Ongoing Business	2,101.9	2,129.3	4,220.8	4,273.8
Corporate	18.6	23.6	39.0	48.9
Closed Blocks:
Closed Block Institutional Spread Products	13.5	17.0	28.4	34.6
Closed Block Other	2.5	7.0	9.5	15.0
Total Closed Blocks(1)	16.0	24.0	37.9	49.6
Total operating revenues	2,136.5	2,176.9	4,297.7	4,372.3

Adjustments:
Closed Block Variable Annuity	658.5	114.1	922.9	402.7
Net realized investment gains (losses) and related charges and adjustments	(19.1)	67.0	34.0	116.6
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	44.4	(24.3)	(9.2)	(48.2)
Revenues related to businesses exited through reinsurance or divestment	(52.2)	66.9	(11.6)	85.9
Revenues attributable to noncontrolling interest	159.8	219.1	249.6	279.9
Other adjustments to operating revenues	66.0	80.4	141.5	165.8
Total revenues	$2,993.9	$2,700.1	$5,624.9	$5,375.0
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

The following table presents the adjustment to Income (loss) before income taxes related to Net investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Other-than-temporary impairments	$(8.4)	$(2.5)	$(12.2)	$(5.8)
CMO-B fair value adjustments(1)	0.1	53.9	37.6	119.2
Gains (losses) on the sale of securities	4.3	(7.6)	9.4	28.6
Other, including changes in the fair value of derivatives	(15.1)	22.4	1.0	(26.5)
Total investment gains (losses)	(19.1)	66.2	35.8	115.5
Net amortization of DAC/VOBA and other intangibles on above	9.7	6.1	6.7	13.8
Net investment gains (losses), including Closed Block Variable Annuity	(9.4)	72.3	42.5	129.3
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	—	(0.7)	1.5	(1.3)
Net investment gains (losses)	$(9.4)	$73.0	$41.0	$130.6
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Gain (loss), excluding nonperformance risk	$38.3	$(17.2)	$(23.9)	$(25.5)
Gain (loss) due to nonperformance risk	(0.9)	(17.8)	(5.5)	(15.1)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	37.4	(35.0)	(29.4)	(40.6)
Net amortization of DAC/VOBA and sales inducements	(12.8)	14.7	6.8	26.7
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$24.6	$(20.3)	$(22.6)	$(13.9)

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(7.0)	$10.3	$(2.3)	$(9.5)
Net gain (loss) from Lehman Recovery	—	5.8	—	4.0

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Income (loss)

Net investment income increased $13.1 million from $1,120.9 million to $1,134.0 million primarily due to an increase in general account assets in our Retirement and CBVA segments and growth in AUM related to fixed indexed annuities (“FIA”) in our Annuities segment. Partially offsetting these increases were lower prepayment income, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities (“AR/MYGAs”) in our Annuities segment, the decrease in block size in our Closed Block Institutional Spreads Products segment and the impact of the Term Life Coinsurance Agreement.

Fee income decreased $24.9 million from $897.3 million to $872.4 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM and lower recordkeeping fees in our Retirement segment. These decreases were partially offset by increased cost of insurance fees on the aging in-force universal life block and an increase in fees from higher AUM in our Retirement and Annuities segments.

Premiums increased $37.8 million from $629.4 million to $667.2 million primarily due to the annuitization of life contingent contracts in our CBVA segment, higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. The increases were partially offset by lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life and Closed Block Other segments due to the impacts of the Term Life Coinsurance Agreement and the Second Quarter 2015 Reinsurance Transaction, respectively, which are described below.

Net realized capital losses decreased $364.2 million from $364.5 million to $0.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment and Ongoing Business, as described below. The improvement was partially offset by unfavorable changes in investment gains (losses). In addition, unfavorable variances due to market value changes and prior period sales of securities associated with business reinsured correspond to a decrease in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $523.3 million decrease in Net realized capital losses, including a favorable variance of $604.0 million due to changes in guaranteed benefit derivatives, partially offset by an unfavorable variance of $80.7 million related to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program. In addition, net realized capital losses decreased $51.8 million due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business. The favorable variances described above were primarily a result of higher interest rates coupled with unfavorable equity markets.

Interest credited and other benefits to contract owner/policyholders increased $143.8 million from $1,305.2 million to $1,449.0 million primarily due to reserve changes in our CBVA segment as a result of unfavorable equity market returns in the current period compared to favorable returns in the prior period. An increase in reserves associated with annuitization of life contingent contracts and higher general account AUM in our CBVA segment also contributed to the increase. In addition, an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with higher voluntary benefits. Partially offsetting these increases was a favorable variance due to changes in the funds withheld reserve and the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, which are partially offset by a corresponding amount recorded in Net realized capital gains (losses). A decrease in interest credited driven by the continued runoff of AR/MYGAs, a decrease in immediate annuities with life contingencies in our Annuities segment, a decrease in reserves as a result of the Term Life Coinsurance Agreement and lower crediting rates in our Retirement and Annuities segments also partially offset the overall increase.

Operating expenses increased $12.7 million from $758.3 million to $771.0 million primarily due to the impact of the Second Quarter 2015 Reinsurance Transaction, higher sales related expenses in our Employee Benefits segment and expenses from our Strategic Investment Program, described above. These increases were partially offset by lower Operating expenses in our CBVA segment as a result of continued run-off of the block, lower recordkeeping expenses in our Retirement segment, and lower restructuring costs.

Net amortization of DAC/VOBA increased $37.4 million from $115.7 million to $153.1 million primarily due to higher amortization resulting from favorable changes in net guaranteed benefit hedging gains (losses) in our Annuities segment and unfavorable changes in unlocking in our Retirement segment. These increases were partially offset by lower amortization resulting from lower gross profits and lower amortization rates in our Retirement segment.

Interest expense increased $9.1 million from $47.5 million to $56.6 million primarily due to a loss of $9.9 million on debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes for further description.

Income (loss) before income taxes increased $65.2 million from $421.0 million to $486.2 million as a result of several factors. Favorable changes in our CBVA segment and changes in net guaranteed benefit hedging gains (losses) were partially offset by lower operating earnings in our Ongoing Business, unfavorable changes in net investment gains (losses) and lower income attributable to noncontrolling interest. In addition, higher Interest expense due to early debt extinguishment, higher Operating expenses as result of our Strategic Investment Program and the loss on the Second Quarter 2015 Reinsurance Transaction also partially offset the increase.

Income tax expense (benefit) increased $113.0 million from $6.1 million to $119.1 million primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period and an increase in Income (loss) before income taxes.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $65.8 million from $328.3 million to $262.5 million primarily due to lower prepayment and alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and unfavorable variances in mortality results in our Annuities and Individual Life segments. The unfavorable change in the Individual Life mortality reflects higher claims severity in the current period compared to lower frequency in the prior period, largely driven by the business exited via the Term Life Coinsurance agreement. In addition, higher Operating expenses as a result of our Strategic Investment Program, an unfavorable change in mortality largely driven by the business exited via the Term Life Coinsurance Agreement and unfavorable changes in DAC/VOBA and other intangibles unlocking contributed to the decrease. These items were partially offset by improved margins in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations-Segment by Segment-Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments decreased $82.4 million from $73.0 million to $(9.4) million as a result of several factors, including lower gains from changes in fair value adjustments on our CMO-B portfolio and higher other-than-temporary impairments, in addition to unfavorable changes in derivative mark to market adjustments largely due to interest rate movements.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $44.9 million from $(20.3) million to $24.6 million primarily due to changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk, net of DAC/VOBA amortization, as a result of interest rate and equity market movements, in addition to a $16.9 million favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment increased $6.4 million from $26.9 million to $33.3 million primarily due to the loss on the Second Quarter 2015 Reinsurance Transaction, partially offset by a favorable variance due to changes in the value of our assets held associated with business reinsured.

Income (loss) on early extinguishment of debt of $(9.9) million in the current period was due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes for further description.

Other adjustments to operating earnings changed $6.9 million from $(17.6) million to $(10.7) million primarily due to lower restructuring costs.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Income (Loss)

Net investment income increased $42.1 million from $2,266.5 million to $2,308.6 million primarily due to higher prepayment income, an increase in general account assets in our Retirement and CBVA segments and growth in AUM related to FIA in our Annuities segment. Partially offsetting these increases are lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the AR/MYGAs in our Annuities segment, the decrease in block size in our Closed Block Institutional Spreads Products segment and the impact of the Term Life Coinsurance Agreement.

Fee income decreased $56.9 million from $1,829.1 million to $1,772.2 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM and lower recordkeeping fees in our Retirement segment. These decreases were partially offset by increased cost of insurance fees on the aging in-force universal life block and an increase in fees from higher AUM in our Retirement and Annuities segments.

Premiums increased $45.7 million from $1,230.3 million to $1,276.0 million primarily due to the annuitization of life contingent contracts in our CBVA segment, higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment, and new pension risk transfer contracts in our Retirement segment. The increases were partially offset by lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life and Closed Block Other segments due to the impacts of the Term Life Coinsurance Agreement and the Second Quarter 2015 Reinsurance Transaction, respectively, which are described below. The variances in Premiums correspond to changes in Interest credited and other benefits to contract owners/policyholders.

Net realized capital losses decreased $291.3 million from $551.1 million to $259.8 million as a result of several factors, including changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment, as described below, partially offset by lower net investment gains. In addition, unfavorable variances due to market value changes and prior period sales of securities associated with business reinsured correspond to a decrease in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $450.7 million decrease in Net realized capital losses, including a favorable variance of $546.2 million related to changes in guaranteed benefit derivatives partially offset by an unfavorable variance of $95.5 million due to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program. The favorable variances described above were primarily a result of higher interest rates coupled with unfavorable equity markets.

Other revenue decreased $7.2 million from $215.8 million to $208.6 million primarily due to changes in market value adjustments related to plan sponsors upon surrender, partially offset by higher performance and service fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders increased $157.4 million from $2,663.3 million to $2,820.7 million primarily due to reserve changes in our CBVA segment as a result of unfavorable equity market returns in the current period compared to favorable returns in the prior period. An increase in reserves associated with annuitization of life contingent contracts and higher general account AUM in our CBVA segment also contributed to the increase. In addition, an increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with higher voluntary benefits. Partially offsetting these increases was a favorable variance due to changes in the funds withheld reserve and the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, which are partially offset by a corresponding amount recorded in Net realized capital gains (losses). In addition, a decrease in interest credited driven by the continued runoff of AR/MYGAs, a decrease in immediate annuities with life contingencies in our Annuities segment, a decrease in reserves as a result of the impact of the Term Life Coinsurance Agreement and lower crediting rates in our Retirement and Annuities segments also partially offset the overall increase.

Operating expenses decreased $8.0 million from $1,547.8 million to $1,539.8 million primarily due to lower Operating expenses in our CBVA segment as a result of continued run-off of the block, lower recordkeeping expenses in our Retirement segment, and lower restructuring costs. These decreases were partially offset by higher sales related expenses in our Employee Benefits segment, the impact of the Second Quarter 2015 Reinsurance Transaction, and expenses from our Strategic Investment Program.

Net amortization of DAC/VOBA increased $29.4 million from $241.8 million to $271.2 million primarily due to higher amortization resulting from favorable changes in net guaranteed benefit hedging gains (losses) in our Annuities segment, higher amortization resulting from higher gross profits in our Annuities segment and unfavorable changes in unlocking related to total investment gains (losses) in our Retirement segment. These increases were partially offset by favorable unlocking in our Annuities segment, lower amortization resulting from lower gross profits in our Retirement segment, and lower amortization in our Employee Benefits segment as a result of terminated cases in the prior period.

Income (loss) before income taxes increased $20.2 million from $727.3 million to $747.5 million as a result of several factors. Favorable changes in our CBVA segment and higher prepayment income were partially offset by lower alternative investment income, lower net investment gains, unfavorable changes in DAC/VOBA and other intangibles and lower income attributable to noncontrolling interest. In addition, higher Interest expense due to early debt extinguishment, higher Operating expenses as result of our Strategic Investment Program and the loss on the Second Quarter 2015 Reinsurance Transaction partially offset the increase.

Income tax expense (benefit) increased $127.9 million from $36.8 million to $164.7 million primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period and an increase in Income (loss) before income taxes.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $7.3 million from $559.4 million to $552.1 million primarily due to lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and higher Operating expenses as a result of our Strategic Investment Program, in addition to an unfavorable change in mortality largely driven by business exited via the Term Life Coinsurance Agreement. The unfavorable change in the Individual Life mortality reflects higher claims severity in the current period compared to lower frequency in the prior period, largely driven by the business exited via the Term Life Coinsurance agreement. These items were partially offset by higher prepayment income, improved margins in our Annuities segment and lower unfavorable DAC/VOBA and other intangibles unlocking.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations-Segment by Segment-Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains and related charges and adjustments decreased $89.6 million from $130.6 million to $41.0 million as a result of several factors. Changes in fair value adjustments on our CMO-B portfolio and lower gains on the sale of securities were partially offset by favorable derivative mark to market adjustments largely due to interest rate movements.

Net guaranteed benefit hedging losses and related charges and adjustments increased $8.7 million from $(13.9) million to $(22.6) million as a result of several factors. A favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk was more than offset by lower favorable net amortization of DAC/VOBA and sales inducements.

Loss related to businesses exited through reinsurance or divestment increased $11.3 million from $37.4 million to $48.7 million due to the loss on the Second Quarter 2015 Reinsurance Transaction, partially offset by a favorable variance due to changes in the value of our assets held associated with business reinsured.

Other adjustments to operating earnings changed $10.1 million from $(33.6) million to $(23.5) million primarily due to lower restructuring costs.

Income (loss) on early extinguishment of debt of $(9.9) million in the current period was due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes for further description.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table presents Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating earnings before income taxes	$311.8	$356.1	$635.8	$623.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(7.0)	$10.3	$(2.3)	$(9.5)

Ongoing Business - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating earnings before income taxes decreased $44.3 million from $356.1 million to $311.8 million primarily due to lower prepayment and alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, unfavorable changes in DAC/VOBA and other intangibles unlocking and unfavorable variances in mortality results in our Annuities and Individual Life segments, in addition to an unfavorable change in mortality largely driven by business exited via the Term Life Coinsurance Agreement. The unfavorable change in the Individual Life mortality reflects higher claims severity in the current period compared to lower frequency in the prior period, largely driven by the business exited via the Term Life Coinsurance agreement. These items were partially offset by improved margins in our Annuities segment.

Ongoing Business - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating earnings before income taxes increased $12.2 million from $623.6 million to $635.8 million primarily due to higher prepayment income, improved margins in our Annuities segment, and lower unfavorable DAC/VOBA and other intangibles unlocking. These items were partially offset by lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and an unfavorable change in mortality largely driven by business exited via the Term Life Coinsurance Agreement.

Results of Operations - Segment by Segment

Retirement and Investment Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$382.1	$379.6	$771.0	$768.1
Fee income	188.9	192.9	375.8	384.0
Premiums	3.7	3.4	14.4	4.1
Other revenue	19.1	17.0	33.1	35.2
Total operating revenues	593.8	592.9	1,194.3	1,191.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	214.2	209.3	430.8	420.0
Operating expenses	221.3	217.3	441.1	443.3
Net amortization of DAC/VOBA	29.9	30.5	69.5	77.4
Total operating benefits and expenses	465.4	457.1	941.4	940.7
Operating earnings before income taxes	$128.4	$135.8	$252.9	$250.7

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$3.5	$7.1	$(0.7)	$(4.2)

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	June 30,
($ in millions)	2015	2014
Corporate markets	$45,317.2	$42,499.1
Tax-exempt markets	55,415.5	53,910.8
Total full service plans	100,732.7	96,409.9
Stable value(1)	8,974.8	8,843.5
Retail wealth management	3,276.0	3,174.8
Total AUM	112,983.5	108,428.2
AUA	201,116.9	241,664.0
Total AUM and AUA	$314,100.4	$350,092.2
(1) Consists of assets where we are the investment manager.

	June 30,
($ in millions)	2015	2014
General Account	$28,328.7	$27,389.5
Separate Account	60,118.4	60,119.8
Mutual Fund/Institutional Funds	24,536.4	20,918.9
AUA	201,116.9	241,664.0
Total AUM and AUA	$314,100.4	$350,092.2

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$112,502.3	$106,515.1	$109,693.3	$105,236.9
Deposits	3,549.6	3,198.0	7,817.8	6,721.1
Surrenders, benefits and product charges	(3,074.3)	(3,220.4)	(6,681.9)	(6,699.1)
Net flows	475.3	(22.4)	1,135.9	22.0
Interest credited and investment performance	5.9	2,844.3	2,154.3	4,078.1
Transfer to reinsurer	—	(908.8)	—	(908.8)
Balance as of end of period	$112,983.5	$108,428.2	$112,983.5	$108,428.2

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

Retirement - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains increased $2.5 million from $379.6 million to $382.1 million primarily due to the growth in general account assets partially offset by lower prepayment income and lower reinvestment yields in the current period.

Fee income decreased $4.0 million from $192.9 million to $188.9 million primarily due to lower fees in our recordkeeping business, partially offset by an increase in full service retirement plan fees. The decrease in recordkeeping fees was primarily due to terminated contracts and a decrease in change order fees. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM.

Other revenue increased $2.1 million from $17.0 million to $19.1 million primarily due to favorable changes in market value adjustments related to plan sponsors upon surrender during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $4.9 million from $209.3 million to $214.2 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as referenced above. This increase was partially offset by a decrease in the average credited rates that reflect the current low interest rate environment.

Operating expenses increased $4.0 million from $217.3 million to $221.3 million due to higher distribution expenses and higher asset based commissions, partially offset by decreased recordkeeping expenses associated with terminated contracts during the current period.

Net amortization of DAC/VOBA decreased $0.6 million from $30.5 million to $29.9 million primarily due to lower amortization rates and gross profits partially offset by less favorable DAC/VOBA unlocking in the current period compared to the prior period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $7.4 million from $135.8 million to $128.4 million primarily due to the net impact of terminated contracts in the recordkeeping business in the current period compared to the prior period, lower prepayment income and lower favorable DAC/VOBA unlocking. These unfavorable changes are partially offset by favorable changes in market value adjustments.

Retirement - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains increased $2.9 million from $768.1 million to $771.0 million due to the growth in general account assets and higher prepayment income, partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction, lower alternative investment income and lower reinvestment yields in the current period.

Fee income decreased $8.2 million from $384.0 million to $375.8 million primarily due to lower fees in our recordkeeping business, partially offset by an increase in full service retirement plan fees. The decrease in recordkeeping fees was primarily due to terminated contracts. The increase in full service retirement plan fees was driven by net increases in separate account and institutional mutual fund AUM.

Premiums increased $10.3 million from $4.1 million to $14.4 million primarily due to the new pension risk transfer contracts, which corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue decreased $2.1 million from $35.2 million to $33.1 million primarily due to unfavorable changes in market value adjustments related to plan sponsors upon surrender during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $10.8 million from $420.0 million to $430.8 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as well as the increase in reserves associated with the pension risk transfer contracts as referenced above. This increase was partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction, along with a decrease in the average credited rates that reflect the current low interest rate environment.

Operating expenses decreased $2.2 million from $443.3 million to $441.1 million primarily due to lower recordkeeping expenses associated with terminated contracts during the current period and the impact of the Second Quarter 2014 Reinsurance Transaction, partially offset by higher distribution expenses and an increase in asset based commissions.

Net amortization of DAC/VOBA decreased $7.9 million from $77.4 million to $69.5 million primarily due to lower amortization rates and gross profits as well as lower unfavorable DAC/VOBA unlocking in the current period compared to the prior period.

Operating earnings before income taxes

Operating earnings before income taxes increased $2.2 million from $250.7 million to $252.9 million primarily due to higher prepayment income and lower unfavorable DAC/VOBA unlocking, partially offset by lower alternative investment income and the net impact of terminated contracts in the recordkeeping business.

Retirement and Investment Solutions-Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$263.2	$275.8	$530.2	$546.4
Fee income	16.0	14.2	31.2	27.4
Premiums	27.3	35.5	57.1	101.6
Other revenue	3.9	5.3	7.5	9.8
Total operating revenues	310.4	330.8	626.0	685.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	177.3	197.4	352.7	427.2
Operating expenses	38.4	36.6	76.0	72.1
Net amortization of DAC/VOBA	33.7	32.6	67.7	66.9
Total operating benefits and expenses	249.4	266.6	496.4	566.2
Operating earnings before income taxes	$61.0	$64.2	$129.6	$119.0

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$5.0	$6.5	$14.5	$9.7

The following table presents AUM for our Annuities segment as of the dates indicated:

	June 30,
($ in millions)	2015	2014
AUM:
General account	$21,715.3	$22,614.5
Separate account	766.1	825.3
Mutual funds	4,408.1	3,825.1
Total AUM	$26,889.5	$27,264.9

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$26,818.2	$26,967.6	$26,650.0	$26,646.7
Deposits	738.2	796.9	1,427.0	1,658.5
Surrenders, benefits and product charges	(842.0)	(888.7)	(1,639.7)	(1,695.5)
Net flows	(103.8)	(91.8)	(212.7)	(37.0)
Interest credited and investment performance	175.1	389.1	452.2	655.2
Balance as of end of period	$26,889.5	$27,264.9	$26,889.5	$27,264.9

Annuities - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net investment income and net realized gains decreased $12.6 million from $275.8 million to $263.2 million primarily due to lower general account assets resulting from the continued run-off of the Annual Reset/MYGAs, lower prepayment income, lower alternative investment income and reductions in required capital. Partially offsetting these items was higher investment income resulting from the growth in FIAs.

Fee income increased $1.8 million from $14.2 million to $16.0 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased from $3.7 billion to $4.3 billion due to positive net flows and market performance.

Premiums decreased $8.2 million from $35.5 million to $27.3 million primarily due to lower premiums in immediate annuities with life contingencies.

Other revenue decreased $1.4 million from $5.3 million to $3.9 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $20.1 million from $197.4 million to $177.3 million primarily due to the decrease in immediate annuities with life contingencies and a decrease in interest credited, driven by the continued run-off of the Annual Reset/MYGAs as referenced above. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA. Partially offsetting these items was lower favorable mortality results on the Payout block.

Operating expenses increased $1.8 million from $36.6 million to $38.4 million primarily due to higher mutual fund commissions.

Net amortization of DAC/VOBA increased $1.1 million from $32.6 million to $33.7 million primarily due to lower favorable unlocking in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $3.2 million from $64.2 million to $61.0 million as a result of lower prepayment income and lower alternative investment income. Lower favorable mortality results on the Payout block also contributed to the decline. Partially offsetting these items were improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs.

Annuities - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains decreased $16.2 million from $546.4 million to $530.2 million primarily due to lower general account assets resulting from the continued run-off of the Annual Reset/MYGAs, reductions in required capital and lower alternative investment income. Partially offsetting these items was higher investment income resulting from the growth in FIAs and higher prepayment income.

Fee income increased $3.8 million from $27.4 million to $31.2 million primarily due to growth in assets of mutual fund custodial products.

Premiums decreased $44.5 million from $101.6 million to $57.1 million primarily due to lower premiums in immediate annuities with life contingencies.

Other revenue decreased $2.3 million from $9.8 million to $7.5 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $74.5 million from $427.2 million to $352.7 million primarily driven by the decrease in immediate annuities with life contingencies and a decrease in interest credited, driven by the continued run-off of the Annual Reset/MYGAs as referenced above. The change in mix of business between Annual Reset/MYGA and FIA had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on Annual Reset/MYGA.

Operating expenses increased $3.9 million from $72.1 million to $76.0 million primarily due to higher mutual fund commissions.

Net amortization of DAC/VOBA increased $0.8 million from $66.9 million to $67.7 million primarily due to higher amortization on higher gross profits in the current period partially offset by higher favorable unlocking in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $10.6 million from $119.0 million to $129.6 million as a result of improved margins related to the change in mix of business between Annual Reset/MYGA and FIAs, higher prepayment income and higher favorable DAC/VOBA and other intangibles unlocking in the current period. Partially offsetting these items was lower investment income from alternative investments and reductions in required capital.

Retirement and Investment Solutions - Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$3.4	$8.0	$9.5	$15.3
Fee income	147.6	147.1	294.5	292.9
Other revenue	7.6	8.1	17.7	15.5
Total operating revenues	158.6	163.2	321.7	323.7
Operating benefits and expenses:
Operating expenses	111.6	108.3	227.8	219.0
Total operating benefits and expenses	111.6	108.3	227.8	219.0
Operating earnings before income taxes	$47.0	$54.9	$93.9	$104.7

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Investment Management intersegment revenues	$39.9	$39.0	$78.5	$78.3

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	June 30,
($ in millions)	2015	2014
AUM:
Institutional/retail
Investment Management sourced	$70,812.0	$70,518.2
Affiliate sourced(1)	57,390.9	58,728.9
General account	77,795.8	78,335.1
Total AUM	205,998.7	207,582.2
AUA:
Affiliate sourced(2)	51,391.1	55,778.9
Total AUM and AUA	$257,389.8	$263,361.1
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net Flows:
Investment Management sourced	$545.8	$(594.8)	$1,294.3	$750.5
Affiliate sourced	(1,301.0)	(1,262.9)	(2,375.1)	2,276.0
Total	$(755.2)	$(1,857.7)	$(1,080.8)	$3,026.5

Investment Management - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains decreased $4.6 million from $8.0 million to $3.4 million primarily due to lower alternative investment income in the current period.

Fee income increased $0.5 million from $147.1 million to $147.6 million primarily due to growth in institutional/retail average AUM resulting in higher management and administrative fees earned. The increase in average AUM was predominately driven by market improvements and positive net flows in recent periods including sub-advisor replacements. This increase was partially offset by certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period.

Other revenue decreased $0.5 million from $8.1 million to $7.6 million primarily due to lower performance fees earned partially offset by higher production and other advisory service fees earned in the current period.

Operating benefits and expenses

Operating expenses increased $3.3 million from $108.3 million to $111.6 million primarily due to an increase in certain compensation related expenses including commissions from higher sales levels in the current period. In addition, investments in technology and information related expenses also contributed to the increase.

Operating earnings before income taxes

Operating earnings before income taxes decreased $7.9 million from $54.9 million to $47.0 million primarily due to lower alternative investment income, higher operating expenses and certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period. These changes were partially offset by higher Fee income due to an increase in average AUM.

Investment Management - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains decreased $5.8 million from $15.3 million to $9.5 million primarily due to lower alternative investment income in the current period.

Fee income increased $1.6 million from $292.9 million to $294.5 million primarily due to growth in institutional/retail average AUM resulting in higher management and administrative fees earned. The increase in average AUM was predominately driven by market improvements and positive net flows in recent periods including sub-advisor replacements. This increase was partially offset by certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period.

Other revenue increased $2.2 million from $15.5 million to $17.7 million primarily due to higher advisory and servicing fees earned partially offset by lower performance fees in the current period.

Operating benefits and expenses

Operating expenses increased $8.8 million from $219.0 million to $227.8 million primarily due to higher compensation related expenses including commissions from higher sales levels. In addition, investments in technology and information related expenses also contributed to the increase.

Operating earnings before income taxes

Operating earnings before income taxes decreased $10.8 million from $104.7 million to $93.9 million primarily due to lower alternative investment income, higher operating expenses, and certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period. These changes were partially offset by higher Fee income due to an increase in average AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$220.8	$215.5	$443.2	$435.3
Fee income	287.0	285.5	582.3	569.1
Premiums	151.4	191.7	298.0	375.4
Other revenue	3.7	7.2	8.2	12.3
Total operating revenues	662.9	699.9	1,331.7	1,392.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	495.8	499.3	986.4	1,027.1
Operating expenses	85.4	91.3	177.7	187.0
Net amortization of DAC/VOBA	44.0	45.9	86.5	83.5
Total operating benefits and expenses	625.2	636.5	1,250.6	1,297.6
Operating earnings before income taxes	$37.7	$63.4	$81.1	$94.5

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(14.6)	$(1.5)	$(14.5)	$(8.6)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Sales by Product Line:
Universal life:
Accumulation	$1.0	$2.1	$2.6	$4.9
Indexed	15.5	13.3	29.9	21.2
Total universal life	16.5	15.4	32.5	26.1
Variable life	1.7	1.5	2.7	2.4
Whole life	—	—	—	0.1
Term	5.1	8.1	10.0	15.3
Total sales by product line	$23.3	$25.0	$45.2	$43.9

Total gross premiums	$470.2	$524.2	$945.2	$1,023.8
End of period:
In-force face amount	$470,023.2	$600,913.7	$470,023.2	$600,913.7
In-force policy count	1,103,656	1,315,324	1,103,656	1,315,324
New business policy count (paid)	5,607	8,837	11,014	16,716

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
Individual Life - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains increased $5.3 million from $215.5 million to $220.8 million primarily due to a change in the mix of invested assets, partially offset by the impact of the Term Life Coinsurance Agreement.

Fee income increased $1.5 million from $285.5 million to $287.0 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block partially offset by the net impact of changes in unearned revenue amortization and unlocking during the current period.

Premiums decreased $40.3 million from $191.7 million to $151.4 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, Premiums decreased slightly due to lower term life sales.

Other revenue decreased $3.5 million from $7.2 million to $3.7 million primarily due to proceeds from legacy company owned life insurance in the prior period that did not reoccur.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $3.5 million from $499.3 million to $495.8 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period, partially offset by an unfavorable change in mortality, net of reinsurance, on the universal life and term life blocks and unfavorable intangible unlocking due to assumption changes related to the cost of reinsurance.

Operating expenses decreased $5.9 million from $91.3 million to $85.4 million primarily due to the impact of the Term Life Coinsurance Agreement along with lower staffing costs partially offset by higher credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $1.9 million from $45.9 million to $44.0 million primarily due to lower amortization on the universal life blocks driven by a lower amortization rate.

Operating earnings before income taxes

Operating earnings before income taxes decreased $25.7 million from $63.4 million to $37.7 million primarily driven by unfavorable intangible unlocking in the current period and an unfavorable change in mortality, net of reinsurance, on the universal life and term life blocks, partially offset by higher investment income due to a change in the mix of invested assets.  The unfavorable change in mortality reflects higher claims severity in the current period compared to lower frequency in the prior period, largely driven by the business exited via the Term Life Coinsurance Agreement.

Individual Life - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues

Net investment income and net realized gains increased $7.9 million from $435.3 million to $443.2 million primarily due to higher prepayment income and a change in the mix of invested assets. Partially offsetting these items was the impact of the Term Life Coinsurance Agreement and lower alternative investment income in the current period.

Fee income increased $13.2 million from $569.1 million to $582.3 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $77.4 million from $375.4 million to $298.0 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, Premiums increased slightly due to renewal premiums partially offset by lower first year premiums due to lower term life sales.

Other revenue decreased $4.1 million from $12.3 million to $8.2 million primarily due to proceeds from legacy company owned life insurance in the prior period that did not reoccur.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $40.7 million from $1,027.1 million to $986.4 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of the Term Life Coinsurance Agreement, Interest credited and other benefits to contract owners/policyholders increased due to unfavorable changes in mortality, net of reinsurance on the universal life blocks and term life blocks and unfavorable intangible unlocking in the current period partially offset by favorable changes in reserves from lower term sales.

Operating expenses decreased $9.3 million from $187.0 million to $177.7 million primarily due to the impact of the Term Life Coinsurance Agreement and lower staffing costs, partially offset by higher credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA increased $3.0 million from $83.5 million to $86.5 million primarily due to higher amortization on the universal life blocks driven by higher gross profits and higher amortization rates. This increase was partially offset by unfavorable DAC/VOBA unlocking in the prior period that did not repeat in the current period.
Operating earnings before income taxes

Operating earnings before income taxes decreased $13.4 million from $94.5 million to $81.1 million primarily driven by the change in unfavorable intangible unlocking between the current and prior periods and an unfavorable change in mortality, net of reinsurance, on the universal life and term life blocks. The unfavorable change in mortality reflects higher claims severity in the current period compared to lower frequency in the prior period, largely driven by the block of business exited via the Term Life Coinsurance Agreement. Excluding the impact of these items, operating earnings before income taxes increased due to higher investment income resulting from a change in the mix of invested assets and higher cost of insurance fees on the aging in-force universal life block, partially offset by higher DAC/VOBA amortization on the universal life blocks.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$28.0	$27.7	$54.5	$54.4
Fee income	15.5	14.7	31.3	30.3
Premiums	334.4	302.8	664.4	599.1
Other revenue	(1.7)	(2.7)	(3.1)	(2.4)
Total operating revenues	376.2	342.5	747.1	681.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	260.1	239.6	515.5	484.1
Operating expenses	73.3	60.9	143.6	129.3
Net amortization of DAC/VOBA	5.1	4.2	9.7	13.3
Total operating benefits and expenses	338.5	304.7	668.8	626.7
Operating earnings before income taxes	$37.7	$37.8	$78.3	$54.7

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(0.9)	$(1.8)	$(1.6)	$(6.4)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Sales by Product Line:
Group life	$6.0	$4.1	$42.6	$41.6
Group stop loss	21.9	9.4	224.9	191.8
Other group products	2.2	1.4	20.9	11.0
Total group products	30.1	14.9	288.4	244.4
Voluntary products	10.6	4.3	25.1	26.6
Total sales by product line	$40.7	$19.2	$313.5	$271.0

Total gross premiums and deposits	$383.4	$348.3	$758.0	$691.2
Total annualized in-force premiums	1,579.8	1,396.7	1,579.8	1,396.7

Loss Ratios:
Group life (interest adjusted)	74.0%	74.7%	74.1%	78.3%
Group stop loss	72.2%	72.2%	71.3%	72.3%

Employee Benefits - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating revenues

Premiums increased $31.6 million from $302.8 million to $334.4 million primarily due to higher sales of group stop loss and favorable persistency in the group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $20.5 million from $239.6 million to $260.1 million primarily due to higher group stop loss sales resulting in higher benefits incurred, higher voluntary benefits resulting from higher in-force, partially offset by an improved loss ratio in group life.

Operating expenses increased $12.4 million from $60.9 million to $73.3 million primarily due to higher variable expenses associated with the growth of the business.

Operating earnings before income taxes

Operating earnings before income taxes was essentially flat with higher stop loss premiums resulting from higher sales in the second quarter of 2015, offset by higher benefits incurred and higher variable expenses in the current period.

Employee Benefits - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating revenues

Premiums increased $65.3 million from $599.1 million to $664.4 million primarily due to higher sales of group stop loss and favorable persistency in the group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $31.4 million from $484.1 million to $515.5 million primarily due to higher group stop loss sales resulting in higher benefits incurred and higher voluntary benefits resulting from higher in-force, partially offset by an improved loss ratio in group life.

Operating expenses increased $14.3 million from $129.3 million to $143.6 million primarily due to higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA decreased $3.6 million from $13.3 million to $9.7 million primarily due to lower amortization in the current period as a result of terminated cases in the prior period.

Operating earnings before income taxes

Operating earnings before income taxes increased $23.6 million from $54.7 million to $78.3 million primarily due to higher stop loss premiums resulting from higher sales in the first half of 2015 and improved loss ratios, partially offset by higher benefits incurred and higher variable expenses in the current period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest expense	$(49.9)	$(46.7)	$(97.9)	$(93.7)
Amortization of intangibles	(9.2)	(8.6)	(18.4)	(17.2)
Strategic Investment Program	(13.1)	—	(13.1)	—
Other	18.9	17.0	27.9	35.3
Operating earnings before income taxes	$(53.3)	$(38.3)	$(101.5)	$(75.6)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating earnings before income taxes changed $(15.0) million from $(38.3) million to $(53.3) million primarily related to $13.1 million of expenses associated with our Strategic Investment Program, incremental interest expense related to contingent capital, and lower alternative investment income including a $5.8 million payment received in conjunction with a Lehman Brothers bankruptcy settlement in the prior period that did not reoccur. These items were partially offset by lower operating expenses.

Corporate - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating earnings before income taxes changed $(25.9) million from $(75.6) million to $(101.5) million primarily related to $13.1 million of expenses associated with our Strategic Investment Program, incremental interest expense related to contingent capital, and lower alternative income portfolio including a $4.0 million payment received in conjunction with a Lehman Brothers bankruptcy settlement in the prior period that did not reoccur. These items were partially offset by lower operating expenses.

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Closed Block Institutional Spread Products	$3.2	$6.6	$8.3	$12.0
Closed Block Other	0.8	3.9	9.5	(0.6)
Operating earnings before income taxes	$4.0	$10.5	$17.8	$11.4

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$13.8	$16.6	$28.8	$33.8
Premiums	—	0.6	—	1.2
Other revenue	(0.3)	(0.2)	(0.4)	(0.4)
Total operating revenues	13.5	17.0	28.4	34.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.7	7.5	14.9	16.3
Operating expenses	2.6	2.8	5.2	6.1
Net amortization of DAC/VOBA	—	0.1	—	0.2
Total operating benefits and expenses	10.3	10.4	20.1	22.6
Operating earnings before income taxes	$3.2	$6.6	$8.3	$12.0

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015 (1)	2014	2015 (1)	2014
Operating revenues:
Net investment income and net realized gains (losses)	$2.5	$6.2	$8.0	$12.1
Premiums	0.1	0.9	1.3	2.8
Other revenue	(0.1)	(0.1)	0.2	0.1
Total operating revenues	2.5	7.0	9.5	15.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	0.8	1.4	(2.6)	8.1
Operating expenses	0.9	1.7	2.6	7.5
Total operating benefits and expenses	1.7	3.1	—	15.6
Operating earnings before income taxes	$0.8	$3.9	$9.5	$(0.6)
(1) Amounts exclude group reinsurance policies disposed of via reinsurance effective April 1, 2015.
Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies (the “Second Quarter 2015 Reinsurance Transaction”). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the second quarter of 2015, the revenues and expenses of this reinsured block of business are excluded from these metrics. See Liquidity and Capital Resources-Reinsurance in Part II, Item 2. of this Quarterly Report on Form 10-Q for further description.

Closed Blocks - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $3.4 million from $6.6 million to $3.2 million primarily due to lower earnings resulting from declines in the block size and a decrease in accretion income on impaired assets. The average block size based on AUM declined approximately 30% from $2.2 billion during the second quarter 2014 compared to $1.5 billion during the current quarter.

Closed Block Other

Operating earnings before income taxes decreased $3.1 million from $3.9 million to $0.8 million primarily due to the impact of the Second Quarter 2015 Reinsurance Transaction partially offset by lower operating expenses due to a lower accrual for a contingency compared to the prior period.

Closed Blocks - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $3.7 million from $12.0 million to $8.3 million primarily due to lower earnings resulting from declines in the block size as well as a decrease in accretion income on impaired assets. The average block size based on AUM declined approximately 33% from $2.3 billion during the six months ended June 30, 2014 compared to $1.6 billion during the current period.

Closed Block Other

Operating earnings before income taxes increased $10.1 million from $(0.6) million to $9.5 million gain primarily due to favorable reserve development in the retained portion of the group reinsurance business in the first quarter and lower operating expenses due to a lower accrual for a contingency compared to the prior period. This is partially offset by the impact of the Second Quarter 2015 Reinsurance Transaction.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Revenues:
Net investment income	$54.7	$38.9	$105.6	$73.7
Fee income	291.2	315.8	579.2	632.6
Premiums	164.3	93.0	253.5	143.2
Net realized capital gains (losses)	145.5	(337.4)	(20.7)	(454.5)
Other revenue	2.8	3.8	5.3	7.7
Total revenues	658.5	114.1	922.9	402.7
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	351.8	62.8	520.3	189.3
Operating expenses and interest expense	110.5	118.6	222.6	240.7
Net amortization of DAC/VOBA	15.7	14.8	28.9	30.6
Total benefits and expenses	478.0	196.2	771.8	460.6
Income (loss) before income taxes	$180.5	$(82.1)	$151.1	$(57.9)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$47.5	$(257.7)	$(257.6)	$(496.8)
Gain (losses) related to CHO program	(14.4)	(43.2)	(16.7)	(54.1)
Gain (loss) due to nonperformance risk	(68.2)	(29.2)	(12.2)	4.3
Net investment gains (losses)	—	(0.7)	1.5	(1.3)
DAC/VOBA and other intangibles unlocking	(2.6)	1.6	(2.3)	2.0

The following table presents AUM for our CBVA segment as of the dates indicated:

	June 30,
($ in millions)	2015	2014
AUM
General account	$3,128.7	$1,651.4
Separate account	38,450.7	43,739.0
Total AUM	$41,579.4	$45,390.4

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$40,691.9	$44,022.8	$41,132.0	$44,788.2
Deposits	33.9	47.4	67.9	101.0
Surrenders, benefits and product charges	(1,439.4)	(1,309.6)	(2,668.9)	(2,544.0)
Net flows	(1,405.5)	(1,262.2)	(2,601.0)	(2,443.0)
Interest credited and investment performance	(383.8)	1,462.8	371.6	1,878.2
Balance as of end of period	$38,902.6	$44,223.4	$38,902.6	$44,223.4

End of period contracts in payout status	$2,676.8	$1,167.0	$2,676.8	$1,167.0
Total balance as of end of period*	$41,579.4	$45,390.4	$41,579.4	$45,390.4
* Includes products in accumulation and payout phase, Policy Loans and Life Insurance Business.

Closed Block Variable Annuity - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Income (loss) before income taxes increased $262.6 million from $(82.1) million to $180.5 million gain, primarily due to favorable impacts on incurred guaranteed benefits and our guarantee hedge and CHO programs, which increased $334.0 million as described below, partially offset by changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which had an unfavorable variance of $39.0 million, from a loss of $29.2 million to a loss of $68.2 million. In addition, lower fee income was partially offset by lower operating expenses as a result of continued run-off of the block. The higher net investment income, primarily due to higher general account AUM, and higher Premiums associated with the annuitization of life contingent contracts are both more than offset by corresponding reserve increases in Interest credited and other benefits to contract owners/policyholders.

Incurred guaranteed benefits and our guarantee hedge and CHO programs increased to a gain of $33.1 million in the current period compared to a loss of $300.9 million in the prior period. The $334.0 million favorable variance was primarily due to improvement in interest rates coupled with unfavorable equity markets, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Closed Block Variable Annuity - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Income (loss) before income taxes increased $209.0 million from $(57.9) million to $151.1 million gain, primarily due to favorable impacts on incurred guaranteed benefits and our guarantee hedge and CHO programs, which increased $276.6 million as described below, partially offset by changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which had an unfavorable variance of $16.5 million, from a gain of $4.3 million to a loss of $12.2 million. In addition, lower fee income was partially offset by lower operating expenses as a result of continued run-off of the block. The higher net investment income, primarily due to higher general account AUM, and higher Premiums associated with the annuitization of life contingent contracts are both more than offset by corresponding reserve increases in Interest credited and other benefits to contract owners/policyholders.

Incurred guaranteed benefits and our guarantee hedge and CHO programs decreased to a loss of $274.3 million in the current period compared to a loss of $550.9 million in the prior period. The $276.6 million favorable variance was primarily due to improvement in interest rates coupled with unfavorable equity markets, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves. In addition, benefit costs increased as a result of the guaranteed minimum income benefit (“GMIB”) enhanced annuitization offer completed during the current period, where contract owners elected to annuitize both GMIB life contingent contracts and non-life contingent contracts. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included on segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value (“NAV”) of these funds. The investment income on alternative investments shown below for the periods stated excludes the Net investment income from Lehman Recovery and net loss on sale of certain alternative investments during the prior periods.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long term.

The following table presents the investment income for the three and six months ended June 30, 2015 and 2014, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Retirement
Alternative investment income	$8.6	$7.0	$11.1	$14.1
Average alternative investment	414.8	288.5	382.0	277.6
Annuities
Alternative investment income	5.0	5.4	6.3	11.8
Average alternative investment	260.9	190.4	246.2	184.8
Investment Management
Alternative investment income	3.4	8.0	9.5	15.3
Average alternative investment	185.7	146.9	167.0	144.3
Individual Life
Alternative investment income	3.7	4.1	4.8	9.6
Average alternative investment	173.6	135.3	164.7	129.6
Employee Benefits
Alternative investment income	0.9	0.7	1.1	1.5
Average alternative investment	42.0	27.0	38.4	25.6
Total Ongoing Business
Alternative investment income	21.6	25.2	32.8	52.3
Average alternative investment	1,077.0	788.1	998.3	761.9
Corporate(1)
Alternative investment income	—	4.2	2.8	9.2
Average alternative investment	—	106.0	54.9	104.9
Closed Blocks(2)
Alternative investment income	0.7	1.3	0.9	2.4
Average alternative investment	30.5	35.0	27.0	32.4
Total Voya Financial, Inc.
Alternative investment income	22.3	30.7	36.5	63.9
Average alternative investment	$1,107.5	$929.1	$1,080.2	$899.2
(1) Effective in the second quarter of 2015, approximately $110 million of alternative assets previously allocated to excess capital in the Corporate segment was allocated to all segments in proportion to each segment’s target statutory capital.
(2) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

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

Generally, we amortize DAC, VOBA, DSI, and URR related to fixed and variable universal life contracts, variable deferred annuity contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. For variable deferred annuity contracts within the CBVA segment, we amortize DAC, VOBA and DSI over estimated gross revenue. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, actual historical gross profits are reflected and estimated gross profits and related assumptions, are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC, VOBA, DSI and URR are adjusted with an offsetting benefit or charge to earnings to reflect changes in the period of the revision. An unlocking event that results in a benefit (“favorable unlocking”) generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC, VOBA, DSI and URR due to contract changes or contract terminations higher than estimated are also included in “unlocking.” An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. When unlocking, we unlock assumptions for each of the appropriate intangibles and refer to the unlocking as "DAC/VOBA and other intangibles unlocking." As a result of unlocking, the amortization schedules for future periods are also adjusted.

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and six months ended June 30, 2015 and 2014.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Retirement	$3.5	$7.1	$(0.7)	$(4.2)
Annuities	5.0	6.5	14.5	9.7
Individual Life	(14.6)	(1.5)	(14.5)	(8.6)
Employee Benefits	(0.9)	(1.8)	(1.6)	(6.4)
Total DAC/VOBA and other intangibles unlocking	$(7.0)	$10.3	$(2.3)	$(9.5)

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
CBVA	$(2.6)	$1.6	$(2.3)	$2.0
Ongoing Business	11.8	19.8	20.4	48.0
Total	$9.2	$21.4	$18.1	$50.0

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2015	2014
Beginning cash and cash equivalents balance	$682.1	$640.2
Sources:
Dividends and returns of capital from subsidiaries	1,087.0	797.0
Amounts received from subsidiaries under tax sharing agreements, net	—	69.4
Other, net	—	1.8
Total sources	1,087.0	868.2
Uses:
Payment of interest expense	72.7	70.3
Capital provided to subsidiaries	—	150.0
New issuances of loans to subsidiaries, net of repayments	117.6	56.0
Amounts paid to subsidiaries under tax sharing agreements, net	13.8	—
Payment of income taxes, net	73.6	43.6
Common stock acquired - Share repurchase	740.8	289.4
Share-based compensation	4.4	14.8
Dividends paid	4.7	5.2
Acquisition of short-term investments	212.0	—
Other, net	8.8	—
Total uses	1,248.4	629.3
Net (decrease) increase in cash and cash equivalents	(161.4)	238.9
Ending cash and cash equivalents balance	$520.7	$879.1

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

Share Repurchase Program

On February 5, 2015, our Board of Directors increased the authorization to repurchase our shares by $750.0 million.

On March 9, 2015, we repurchased 13,599,274 shares of our common stock from ING Group for an aggregate purchase price of $600.0 million.

On May 28, 2015, our Board of Directors further increased the authorization to repurchase our shares by an additional $750.0 million, with such authorization to expire (unless subsequently extended) no later than June 30, 2016. The authorization to repurchase shares may be terminated, increased or decreased by the Company’s Board of Directors at any time.

In addition to the 13,599,274 shares of our common stock purchased from ING Group, during the six months ended June 30, 2015, we repurchased 3,476,714 shares of our common stock in open market repurchases for an aggregate purchase price of $158.9 million. These repurchases reduced the remaining amount of our share repurchase authorization to $751.8 million as of June 30, 2015.

On July 1, 2015, we entered into a share repurchase arrangement with a third-party financial institution, providing for the repurchase by us of $150.0 million of our common stock. The transaction will settle in August 2015 at a per-share repurchase price of $46.10, which price was determined based on a discount to the volume-weighted average price of our common stock over the relevant purchase period.

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

We did not have any short-term debt borrowings outstanding as of June 30, 2015. The following table summarizes our borrowing activities for the six months ended June 30, 2015:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,510.8	$—	$(30.6)	$0.9	$3,481.1
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,515.7	—	(30.6)	0.9	3,486.0
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,515.7	$—	$(30.6)	$0.9	$3,486.0

As of June 30, 2015, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of June 30, 2015, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the “Senior Notes”). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Rule 144A of the Securities Act (“Rule 144A”) and subsequently registered with the SEC. The Senior Notes are guaranteed by Voya Holdings Inc. (“Voya Holdings”), formerly Lion Connecticut Holdings Inc. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a “make-whole redemption price,” plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of June 30, 2015, the principal amount outstanding of junior subordinated notes (the “Junior Subordinated Notes”) was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Rule 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

Aetna Notes. As of June 30, 2015 and December 31, 2014, Voya Holdings had outstanding $163.0 million principal amount of 7.25% Debentures due August 15, 2023, $204.5 million and $235.1 million principal amount of 7.63% Debentures due August 15, 2026, respectively, and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the “Aetna Notes”), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the “Equitable Notes”). ING Group guarantees the Aetna Notes. The Equitable Notes benefit from a guarantee by Voya Financial, Inc.

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

On June 30, 2015, Voya Holdings repurchased $30.6 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, we incurred a loss of $9.9 million on debt extinguishment, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

As of June 30, 2015, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $475.5 million.

Senior Unsecured Credit Facility

Amended and Restated Credit Agreement. On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the term of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of June 30, 2015, there were no amounts outstanding as revolving credit borrowings. As of June 30, 2015, $736.0 million of LOCs were outstanding under the Revolving Credit Agreement.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of June 30, 2015, there was no LOC requirement.

In addition to the $4.5 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $231.1 million of LOCs were outstanding to support miscellaneous requirements. In total, $4.8 billion of credit facilities were utilized as of June 30, 2015. As of June 30, 2015, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $7.8 billion. We also have $205.0 million in secured facilities.

Total fees associated with credit facilities were $24.4 million and $28.1 million for the three months ended June 30, 2015 and 2014, respectively. Total fees associated with credit facilities were $49.7 million and $57.4 million for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of June 30, 2015:

($ in millions)
Obligor / Applicant	Liability Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$736.0	$2,264.0
	Individual Life					273.5
	Hannover Re Block					391.8
	CBVA					—
	Retirement					—
	Other					70.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	158.0	17.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	500.0
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	11/09/2015	750.0	750.0	—
SLDI	Hannover Re block	Unsecured	Committed	10/29/2021	1,125.0	1,125.0	—
Voya Financial, Inc. / SLDI	Hannover Re block	Unsecured	Committed	12/29/2023	250.0	250.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	765.6	229.4
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	293.0	272.0
Total					$8,041.7	$4,750.0	$3,282.4

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

On February 11, 2015, we entered into a $195.0 million letter of credit facility agreement with a third party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of June 30, 2015, we collateralized the facility with $212.0 million of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of June 30, 2015. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$273.5	$273.5
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	293.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	765.6
Total				$2,503.5	$2,002.1

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.7 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/14/2018	$391.8	$391.8
Voya Financial, Inc. / SLDI	Collateral Note	XXX/AG38	11/09/2015	750.0	750.0
SLDI	LOC Facility	XXX/AG38	10/29/2021	1,125.0	1,125.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/29/2023	250.0	250.0
Total				$2,516.8	$2,516.8

The peak financing requirement for the Hannover Re block is expected to reach approximately $2.5 billion in 2016.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of June 30, 2015, such facilities provided for up to $2.1 billion of capacity, of which $1.1 billion was utilized.

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

In connection with certain reinsurance transactions involving a third-party trust (the “Master Trust”), Voya Financial, Inc. and SLDI are parties to a reimbursement agreement with a third-party bank that lends securities to the Master Trust. SLDI has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $750.0 million as of June 30, 2015, which obligations are guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provides an indemnification to the third-party bank with respect to any default by the Master Trust under the securities lending agreement under which this bank lends securities to the Master Trust, up to $750.0 million. This agreement and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America (“Hannover US”) who is the claim paying party. The current amount of reserves outstanding as of June 30, 2015 is $24.7 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027. For more information see “Debt Securities” above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of June 30, 2015 in relation to intercompany indemnifications and support agreements. As of June 30, 2015, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2015, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2015, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $286.5 million to its subsidiaries as of June 30, 2015.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA" to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"
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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2014 through June 30, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of June 30, 2015, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $24.7 million and $24.8 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of June 30, 2015 and December 31, 2014, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $5 million and $40 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of June 30, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $30.0 million and no additional requirements, respectively.

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

Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5 million. On April 1, 2015, there were $290.0 million of statutory reserves. In connection with this transaction, we recognized a non-operating loss, before income taxes, of $39.2 million of which $4.2 million was recorded in the three months ended March 31, 2015, primarily related to intent impairments of assets to be included in the transaction and other transactions costs. As of June 30, 2015, the Reinsurance recoverable on the Condensed Consolidated Balance Sheets related to this transaction was $282.7 million.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	231.0	281.0	—	—
Security Life of Denver Insurance Company (CO)	111.0	32.0	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	194.0	193.0	—	—

In June 2015, RLI declared an extraordinary distribution of $280.0 million, subject to receipt of the Minnesota Insurance Division approval. The Minnesota Insurance Division provided notice of approval on July 31, 2015 and RLI paid the extraordinary distribution on August 3, 2015. In July 2015, SLD declared an extraordinary distribution of $130.0 million, subject to receipt of the Colorado Insurance Division approval. The Colorado Insurance Division provided notice of non-disapproval on July 29, 2015 and SLD paid the extraordinary distribution on July 31, 2015.

Additionally, VRIAC is permitted to pay an ordinary dividend of $90.0 million after December 22, 2015.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

During the six months ended June 30, 2015, we received a $59.0 million return of capital from a non-insurance subsidiary.

Off-Balance Sheet Arrangements

On March 17, 2015, we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a ten-year period, to issue up to $500.0 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.9% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. See the Financing Agreements Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on this put option agreement.

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

As of June 30, 2015 and December 31, 2014, we recognized $403.0 million and $418.9 million, respectively, of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Further changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance as of June 30, 2015 and December 31, 2014 was approximately $1.0 billion. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of June 30, 2015 and December 31, 2014, we estimate that approximately $783 million was related to federal net operating losses. The remaining balances were attributable to various items including state taxes and other deferred tax assets.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2015		December 31, 2014
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$68,162.5	77.2%	$69,910.3	77.0%
Fixed maturities, at fair value using the fair value option	3,568.1	4.0%	3,564.5	3.9%
Equity securities, available-for-sale	279.6	0.3%	271.8	0.3%
Short-term investments(1)	1,064.5	1.2%	1,711.4	1.9%
Mortgage loans on real estate	10,366.7	11.7%	9,794.1	10.8%
Policy loans	2,034.1	2.3%	2,104.0	2.3%
Limited partnerships/corporations	471.8	0.5%	363.2	0.4%
Derivatives	1,429.3	1.6%	1,819.6	2.0%
Other investments	93.3	0.1%	110.3	0.1%
Securities pledged	976.5	1.1%	1,184.6	1.3%
Total investments	$88,446.4	100.0%	$90,833.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,773.9	4.0%	$3,231.6	4.4%
U.S. Government agencies and authorities	375.8	0.5%	420.7	0.6%
State, municipalities and political subdivisions	839.4	1.2%	840.6	1.2%
U.S. corporate public securities	32,483.1	47.2%	34,049.2	46.8%
U.S. corporate private securities	6,201.0	9.0%	6,405.9	8.8%
Foreign corporate public securities and foreign governments(1)	8,183.2	11.9%	8,428.5	11.6%
Foreign corporate private securities(1)	7,425.0	10.8%	7,805.6	10.7%
Residential mortgage-backed securities	5,513.1	8.0%	6,157.7	8.5%
Commercial mortgage-backed securities	3,808.6	5.5%	3,987.7	5.5%
Other asset-backed securities	1,320.3	1.9%	1,379.6	1.9%
Total fixed maturities, including securities pledged	$68,923.4	100.0%	$72,707.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,279.0	4.8%	$3,904.0	5.2%
U.S. Government agencies and authorities	376.1	0.5%	435.9	0.6%
State, municipalities and political subdivisions	659.5	1.0%	694.4	0.9%
U.S. corporate public securities	31,415.6	45.7%	34,343.7	46.0%
U.S. corporate private securities	6,009.9	8.8%	6,397.1	8.7%
Foreign corporate public securities and foreign governments(1)	7,975.0	11.6%	8,389.2	11.2%
Foreign corporate private securities(1)	7,556.6	11.0%	8,055.0	10.8%
Residential mortgage-backed securities	5,972.7	8.7%	6,656.8	8.9%
Commercial mortgage-backed securities	3,916.3	5.7%	4,188.2	5.6%
Other asset-backed securities	1,538.1	2.2%	1,595.1	2.1%
Total fixed maturities, including securities pledged	$68,698.8	100.0%	$74,659.4	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of June 30, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,231.6	$—	$—	$—	$—	$—	$3,231.6
U.S. Government agencies and authorities	420.7	—	—	—	—	—	420.7
State, municipalities and political subdivisions	826.4	12.8	—	—	1.4	—	840.6
U.S. corporate public securities	17,321.1	14,967.5	1,569.2	167.1	—	24.3	34,049.2
U.S. corporate private securities	2,899.1	3,208.6	248.4	44.6	5.2	—	6,405.9
Foreign corporate public securities and foreign governments(1)	4,067.5	3,761.1	545.5	48.5	—	5.9	8,428.5
Foreign corporate private securities(1)	1,048.5	6,510.1	219.6	25.0	—	2.4	7,805.6
Residential mortgage-backed securities	5,875.1	50.4	30.7	19.6	28.9	153.0	6,157.7
Commercial mortgage-backed securities	3,953.8	—	28.8	5.1	—	—	3,987.7
Other asset-backed securities	1,311.2	48.7	3.4	14.2	1.3	0.8	1,379.6
Total fixed maturities	$40,955.0	$28,559.2	$2,645.6	$324.1	$36.8	$186.4	$72,707.1
% of Fair Value	56.3%	39.3%	3.6%	0.4%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	435.9	—	—	—	—	—	435.9
State, municipalities and political subdivisions	682.1	10.7	1.6	—	—	—	694.4
U.S. corporate public securities	18,001.5	14,550.4	1,528.4	238.6	2.5	22.3	34,343.7
U.S. corporate private securities	2,542.5	3,544.5	286.4	18.4	5.3	—	6,397.1
Foreign corporate public securities and foreign governments(1)	3,993.5	3,922.8	453.8	19.1	—	—	8,389.2
Foreign corporate private securities(1)	1,008.7	6,758.6	242.1	36.6	—	9.0	8,055.0
Residential mortgage-backed securities	6,341.8	33.5	63.1	13.7	46.0	158.7	6,656.8
Commercial mortgage-backed securities	4,155.3	13.9	15.4	3.6	—	—	4,188.2
Other asset-backed securities	1,501.2	68.6	3.6	14.8	1.4	5.5	1,595.1
Total fixed maturities	$42,566.5	$28,903.0	$2,594.4	$344.8	$55.2	$195.5	$74,659.4
% of Fair Value	56.9%	38.7%	3.5%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,231.6	$—	$—	$—	$—	$3,231.6
U.S. Government agencies and authorities	417.4	3.3	—	—	—	420.7
State, municipalities and political subdivisions	119.8	553.9	152.7	12.8	1.4	840.6
U.S. corporate public securities	603.8	1,894.6	14,764.3	14,992.4	1,794.1	34,049.2
U.S. corporate private securities	338.4	289.3	2,032.4	3,582.1	163.7	6,405.9
Foreign corporate public securities and foreign governments(1)	128.1	1,323.4	2,631.4	3,745.7	599.9	8,428.5
Foreign corporate private securities(1)	—	22.3	1,283.4	6,193.6	306.3	7,805.6
Residential mortgage-backed securities	5,082.2	24.8	27.5	67.7	955.5	6,157.7
Commercial mortgage-backed securities	2,148.3	437.0	486.0	400.7	515.7	3,987.7
Other asset-backed securities	744.6	36.8	69.8	79.7	448.7	1,379.6
Total fixed maturities	$12,814.2	$4,585.4	$21,447.5	$29,074.7	$4,785.3	$72,707.1
% of Fair Value	17.6%	6.3%	29.5%	40.0%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	432.5	—	3.4	—	—	435.9
State, municipalities and political subdivisions	88.2	451.8	142.1	10.7	1.6	694.4
U.S. corporate public securities	430.4	1,977.9	15,538.6	14,557.9	1,838.9	34,343.7
U.S. corporate private securities	393.8	241.5	1,963.9	3,654.7	143.2	6,397.1
Foreign corporate public securities and foreign governments(1)	125.8	1,383.5	2,500.7	3,906.2	473.0	8,389.2
Foreign corporate private securities(1)	—	53.2	1,241.7	6,474.3	285.8	8,055.0
Residential mortgage-backed securities	5,434.1	30.0	31.0	94.6	1,067.1	6,656.8
Commercial mortgage-backed securities	2,235.3	515.0	474.1	350.6	613.2	4,188.2
Other asset-backed securities	930.2	36.1	99.2	43.5	486.1	1,595.1
Total fixed maturities	$13,974.3	$4,689.0	$21,994.7	$29,092.5	$4,908.9	$74,659.4
% of Fair Value	18.7%	6.3%	29.5%	38.9%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $428.3 million from $323.6 million to $751.9 million for the six months ended June 30, 2015. The increase in gross unrealized losses was primarily due to rising interest rates.

As of June 30, 2015 and December 31, 2014, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. As of June 30, 2015 and December 31, 2014, the unrealized capital losses on this fixed maturity equaled $10.9 million or 4.3% and $10.5 million or 3.2% of the total unrealized losses, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

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

Because the timing of the receipt of the underlying cash flow is highly dependent on the level and direction of interest rates, our CMO-B portfolio also has exposure to both interest rate and convexity risk. The exposure to interest rate risk-the potential for changes in value that results from changes in the general level of interest rates-is managed to a defined target duration using interest rate swaps and interest rate futures. The exposure to convexity risk-the potential for changes in value that result from changes in duration caused by changes in interest rates-is dynamically hedged using interest rate swaps and at times, interest rate swaptions.

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2015			December 31, 2014
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,968.2	$3,466.6	94.4%	$2,961.9	$3,475.4	93.9%
2	2.6	4.0	0.1%	1.2	1.2	—%
3	1.3	6.1	0.2%	2.6	8.8	0.2%
4	6.4	11.4	0.3%	7.5	13.5	0.4%
5	21.4	28.9	0.8%	33.0	45.9	1.2%
6	92.8	153.0	4.2%	93.0	158.7	4.3%
	$3,092.7	$3,670.0	100.0%	$3,099.2	$3,703.5	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2015			December 31, 2014
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$33,456.2	$420.5	$400.4	$27,990.8	$463.1	$422.2

During the three months ended June 30, 2015, the Company implemented interest rate futures contracts as a part of the CMO-B portfolio to hedge interest rate risk. Historically only interest rate swaps were utilized for this purpose in the CMO-B portfolio.   Because of duration differences between interest rate swaps and interest rate futures, a higher level of notional is necessary when utilizing interest rate futures to achieve the same relative hedge position. This change in the hedge program notional amount resulted in no material change to the risk profile of the CMO-B Portfolio.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2015			December 31, 2014
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$888.4	$1,210.8	33.0%	$944.7	$1,273.3	34.4%
Interest Only (IO)	298.8	323.5	8.8%	289.9	317.2	8.6%
Inverse IO	1,417.1	1,634.4	44.6%	1,359.8	1,595.3	43.0%
Principal Only (PO)	452.6	463.6	12.6%	465.4	475.6	12.8%
Floater	31.4	32.2	0.9%	34.8	36.1	1.0%
Other	4.4	5.5	0.1%	4.6	6.0	0.2%
Total	$3,092.7	$3,670.0	100.0%	$3,099.2	$3,703.5	100.0%

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

During the six months ended June 30, 2015, the valuations of our CMO-B portfolio decreased as a result of paydowns and maturities surpassing new purchases. The overall decrease was partially offset by higher valuations due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Net investment income (loss)	$186.1	$188.8	$373.3	$380.0
Net realized capital gains (losses)(1)	(116.8)	(58.9)	(198.0)	(112.0)
Total income (pre-tax)	$69.3	$129.9	$175.3	$268.0
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Operating earnings before income taxes	$66.2	$67.9	$135.2	$142.1
Realized gains/losses including OTTI	$3.0	$8.1	$2.5	$6.7
Fair value adjustments	0.1	53.9	37.6	119.2
Non-operating income	$3.1	$62.0	$40.1	$125.9
Income (loss) before income taxes	$69.3	$129.9	$175.3	$268.0

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the amounts are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and severities, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under “Fixed Maturities” above. As of June 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $510.5 million, $468.0 million and $13.4 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $549.1 million, $512.6 million and $16.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	88.1%	AAA	—%	2007	30.4%
	2	8.0%	AA	0.4%	2006	27.4%
	3	0.6%	A	3.1%	2005 and prior	42.2%
	4	2.8%	BBB	6.0%		100.0%
	5	0.3%	BB and below	90.5%
	6	0.2%		100.0%
		100.0%
December 31, 2014
	1	86.8%	AAA	0.1%	2007	30.3%
	2	8.6%	AA	0.4%	2006	27.7%
	3	0.6%	A	4.5%	2005 and prior	42.0%
	4	2.7%	BBB	3.9%		100.0%
	5	0.3%	BB and below	91.1%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the “RMBS” line item in the “Fixed Maturities” table under “Fixed Maturities” above. As of June 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $367.0 million, $313.6 million and $4.2 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $408.7 million, $351.7 million and $4.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	87.7%	AAA	—%	2007	22.4%
	2	4.3%	AA	0.1%	2006	33.5%
	3	6.0%	A	0.6%	2005 and prior	44.1%
	4	1.0%	BBB	2.9%		100.0%
	5	—%	BB and below	96.4%
	6	1.0%		100.0%
		100.0%
December 31, 2014
	1	87.6%	AAA	—	2007	22.6%
	2	3.8%	AA	—	2006	33.9%
	3	6.2%	A	0.7%	2005 and prior	43.5%
	4	1.4%	BBB	3.1%		100.0%
	5	—	BB and below	96.2%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In the first two quarters of 2015, this trend has continued, leaving delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs. The new issue volume for the six months ended June 30, 2015 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	99.2%	AAA	53.9%	2015	2.9%
	2	—%	AA	11.0%	2014	15.8%
	3	0.7%	A	12.2%	2013	13.0%
	4	0.1%	BBB	10.0%	2012	0.5%
	5	—%	BB and below	12.9%	2011	0.3%
	6	—%		100.0%	2010	0.4%
		100.0%			2009 and prior	67.1%
						100.0%

December 31, 2014
	1	99.2%	AAA	53.4%	2014	15.3%
	2	0.3%	AA	12.3%	2013	12.3%
	3	0.4%	A	11.3%	2012	0.3%
	4	0.1%	BBB	8.4%	2011	0.2%
	5	—	BB and below	14.6%	2010	0.3%
	6	—		100.0%	2009	—
		100.0%			2008 and prior	71.6%
						100.0%
As of June 30, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $883.3 million, $865.4 million and $1.7 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.1 billion, $1.0 billion and $1.8 million, respectively.

As of June 30, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 53.2%, 7.5% and 16.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 57.6%, 6.0% and 17.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
June 30, 2015
	1	99.0%	AAA	84.3%	2015	6.6%
	2	1.0%	AA	3.9%	2014	18.9%
	3	—%	A	6.2%	2013	11.1%
	4	—%	BBB	5.6%	2012	9.6%
	5	—%	BB and below	—%	2011	1.3%
	6	—%		100.0%	2010	1.7%
		100.0%			2009 and prior	50.8%
						100.0%

December 31, 2014
	1	97.9%	AAA	87.6%	2014	19.1%
	2	2.1%	AA	3.2%	2013	10.7%
	3	—	A	7.1%	2012	12.3%
	4	—	BBB	2.1%	2011	3.1%
	5	—	BB and below	—%	2010	1.9%
	6	—%		100.0%	2009	1.0%
		100.0%			2008 and prior	51.9%
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

As of June 30, 2015 and December 31, 2014 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.0 times and a weighted average LTV ratio of 60.1% and 59.9%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
June 30, 2015
Loan-to-Value Ratios:
0% - 50%	$1,221.0	$97.6	$24.8	$43.0	$—	$1,386.4	13.3%
>50% - 60%	1,967.0	285.6	188.1	138.6	20.0	2,599.3	25.1%
>60% - 70%	4,201.0	1,009.7	512.7	108.5	31.0	5,862.9	56.5%
>70% - 80%	54.2	306.5	119.8	12.2	10.9	503.6	4.9%
>80% and above	—	7.5	1.8	8.0	—	17.3	0.2%
Total	$7,443.2	$1,706.9	$847.2	$310.3	$61.9	$10,369.5	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$1,226.9	$150.5	$31.3	$51.9	$—	$1,460.6	14.9%
>50% - 60%	1,738.9	145.7	196.3	180.7	—	2,261.6	23.1%
>60% - 70%	4,058.3	783.4	532.8	124.3	16.0	5,514.8	56.3%
>70% - 80%	72.1	304.8	144.4	20.0	—	541.3	5.5%
>80% and above	—	7.7	1.9	9.0	—	18.6	0.2%
Total	$7,096.2	$1,392.1	$906.7	$385.9	$16.0	$9,796.9	100.0%

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

During the three and six months ended June 30, 2015, we recorded $7.9 million and $10.3 million, respectively, of credit related OTTI of which the primary contributor was $5.9 million and $5.9 million, respectively, of write-downs recorded in the Foreign Government and Public sector. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

As of June 30, 2015, we had $652.3 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $194.7 million, Italy of $274.0 million, Portugal of $10.2 million and Spain of $173.4 million. We did not have any exposure to Greece. As of June 30, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,109.3 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2015 our sovereign exposure was $216.6 million, which consisted of fixed maturities. We also had $1,117.7 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $250.7 million and the United Kingdom of $393.6 million. The balance of $6,775.0 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,351.1 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,163.5 million, in Belgium of $316.8 million, in France of $658.3 million, in Germany of $813.4 million and in Switzerland of $861.8 million. We place additional scrutiny on our financial exposure in the United Kingdom, France and Switzerland given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, should the European crisis worsen or fail to be resolved.

The following table presents our European exposures at fair value and amortized cost as of June 30, 2015:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded(1)
Ireland	$—	$—	$193.5	$193.5	$177.4	$—	$—	$—	$1.2	$—	$1.2	$194.7
Italy	—	—	274.0	274.0	254.1	—	—	—	—	—	—	274.0
Portugal	—	—	10.2	10.2	8.2	—	—	—	—	—	—	10.2
Spain	—	—	173.4	173.4	155.4	—	—	—	—	—	—	173.4
Total Peripheral Europe	$—	$—	$651.1	$651.1	$595.1	$—	$—	$—	$1.2	$—	$1.2	$652.3

Belgium	$36.5	$—	$280.3	$316.8	$272.4	$—	$—	$—	$—	$—	$—	$316.8
Croatia	28.0	—	—	28.0	25.6	—	—	—	—	—	—	28.0
Czech Republic	—	—	10.4	10.4	10.1	—	—	—	—	—	—	10.4
Denmark	—	—	129.0	129.0	121.5	—	—	—	—	—	—	129.0
Finland	—	—	18.0	18.0	17.0	—	—	—	—	—	—	18.0
France	—	139.3	438.6	577.9	549.0	—	—	233.1	—	152.7	80.4	658.3
Germany	—	24.9	782.1	807.0	782.9	—	—	37.6	—	31.2	6.4	813.4
Kazakhstan	34.2	1.2	22.9	58.3	58.5	—	—	—	—	—	—	58.3
Latvia	4.8	—	—	4.8	4.6	—	—	—	—	—	—	4.8
Lithuania	34.0	—	—	34.0	30.2	—	—	—	—	—	—	34.0
Luxembourg	—	—	43.7	43.7	41.2	—	—	—	—	—	—	43.7
Netherlands	—	183.0	980.5	1,163.5	1,101.0	—	—	8.0	—	8.0	—	1,163.5
Norway	—	—	270.2	270.2	262.6	—	—	—	—	—	—	270.2
Russian Federation	55.8	4.9	86.7	147.4	142.4	—	—	—	—	—	—	147.4
Slovakia	5.5	—	—	5.5	5.0	—	—	—	—	—	—	5.5
Sweden	—	33.3	84.5	117.8	109.6	—	—	—	—	—	—	117.8
Switzerland	—	245.6	609.9	855.5	811.5	—	—	5.1	1.2	—	6.3	861.8
Turkey	17.8	—	59.5	77.3	76.4	—	—	—	—	—	—	77.3
United Kingdom	—	342.2	2,957.5	3,299.7	3,163.7	—	—	244.1	—	192.7	51.4	3,351.1
Total Non-Peripheral Europe	216.6	974.4	6,773.8	7,964.8	7,585.2	—	—	527.9	1.2	384.6	144.5	8,109.3
Total Europe	$216.6	$974.4	$7,424.9	$8,615.9	$8,180.3	$—	$—	$527.9	$2.4	$384.6	$145.7	$8,761.6
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

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $714.6 million and $694.4 million as of June 30, 2015 and December 31, 2014, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors.

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Fair Value Measurement section of Business, Basis of Presentation and Significant Accounting Policies Note in our Condensed Consolidated Financial Statements in Part II, Item 8. of our 2014 Annual Report on Form 10-K.

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

Legislative and Regulatory Developments

U.S. Supreme Court Decision Regarding Same-Sex Marriage

On June 26, 2015, the United States Supreme Court held in Obergefell v. Hodges that same-sex couples have a constitutional right to marry, and accordingly, marriages between same-sex couples may now be celebrated, and will now be recognized, in all 50 states. We expect this decision to result in changes to the administration of retirement and other benefit plans in various U.S. states, although we cannot predict with certainty how these changes will affect our business. In particular, it is possible that changes to our tax reporting and withholding systems will be required in order to comply with applicable state tax regulations.

Department of Labor Proposed Rule Regarding the Definition of “Fiduciary”

In April 2015, the Department of Labor (“DOL”) published its revised proposal to broaden the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and for other purposes. The proposal is subject to public comment and we currently do not expect a final rule to be published before the end of 2015 at the earliest. We submitted a comment letter to the DOL expressing our views on the proposed rule on July 16, 2015.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ “best interests”, not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a “best interest contract exemption” intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we deliver ERISA plan distribution support and investment education, conduct rollover discussions with plan participants and beneficiaries, and provide investment advice to IRA owners. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to any final rulemaking from the DOL.

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

Risk Management

As a financial services company active in retirement, investment management and insurance products and services, taking measured risks is part of our business. As part of our effort to ensure measured risk taking, we have integrated risk management in our daily business activities and strategic planning.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2015. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$72,707.1	$(5,084.2)	$5,501.8
Commercial mortgage and other loans	—	10,882.9	(579.1)	617.9
Derivatives:
Interest rate swaps, caps, forwards	67,691.6	426.5	(476.4)	691.2
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	54,717.3	(3,825.8)	4,761.4
Funding agreements with fixed maturities and GICs	—	1,474.5	(47.3)	49.0
Supplementary contracts and immediate annuities	—	2,990.7	(165.1)	185.9
Long-term debt	—	3,812.7	(234.9)	263.7
Embedded derivatives on reinsurance	—	70.4	(128.9)	146.9
Guaranteed benefit derivatives(3):
FIA	—	1,953.5	(101.7)	103.8
GMAB / GMWB / GMWBL	—	1,305.5	(656.3)	857.5
Stabilizer and MCGs	—	92.0	(86.1)	177.1

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.
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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2015, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,796.4	$843.7	$949.7	$916.2	$564.5	$582.0	$5,652.5
1.01% - 2.00%	1,796.5	567.9	523.0	113.1	34.6	125.7	3,160.8
2.01% - 3.00%	17,606.6	656.5	488.1	177.2	51.0	63.9	19,043.3
3.01% - 4.00%	12,072.5	579.1	721.4	1.2	—	0.1	13,374.3
4.01% and Above	3,426.0	117.3	0.5	1.3	—	0.7	3,545.8
Renewable beyond 12 months (MYGA) (2)	1,906.4	—	—	—	—	—	1,906.4
Total discretionary rate setting products	$38,604.4	$2,764.5	$2,682.7	$1,209.0	$650.1	$772.4	$46,683.1
Percentage of Total	82.7%	5.9%	5.7%	2.6%	1.4%	1.7%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after June 30, 2016 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2015. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$279.6	$19.2	$(19.2)
Limited liability partnerships/corporations	—	471.8	28.7	(28.7)
Derivatives:
Equity futures and total return swaps(2)	10,197.4	24.9	(679.5)	679.5
Equity options	14,218.0	219.8	(67.7)	96.5
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,953.5	118.2	(160.4)
GMAB / GMWB/ GMWBL	—	1,305.5	(198.0)	257.5
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

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

The account values and NAR, both gross and net of reinsurance (“retained NAR”), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of June 30, 2015:

	As of June 30, 2015
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$38,848	$5,699	$5,203	52%		23%
Living Benefit
GMIB	$12,962	$2,389	$2,389	77%		20%
GMWBL	15,248	1,271	1,271	47%		16%
GMAB/GMWB	709	16	16	12%		19%
Living Benefit Total	$28,919	$3,676	$3,676	61%	(4)	18%	(5)
(1) Account value excludes $2.7 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2014 was 61%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2014 was 18%.

As of the date indicated above, compared to $3,676 million of NAR, we held gross statutory reserves before reinsurance of $2,937 million for living benefit guarantees; of this amount, $2,855 million was ceded to Security Life of Denver International Limited, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2,534 million as of June 30, 2015.

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

Variable Annuity Capital Hedge Overlay ("CHO") Program

CBVA guaranteed benefits are hedged based on their economic or fair value; however, the statutory reserves and rating agency required assets are not based on a market value. When equity markets decrease, the statutory reserve and rating agency required assets for the CBVA guaranteed benefits can increase more quickly than the value of the derivatives held under the Variable Annuity Guarantee Hedge Program. This causes regulatory reserves to increase and rating agency capital to decrease. The CHO program is intended to mitigate market risk to the regulatory and rating agency capital of the Company. The hedge is executed through the purchase and sale of equity index derivatives, variance and credit default swaps, and is designed to limit the uncovered reserve and rating agency capital increases and certain rebalancing costs in an immediate down equity market, credit spread widening or increased volatility scenario to an amount we believe prudent for a company of our size and scale. This amount will change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on June 30, 2015 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of June 30, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,500)	$(2,000)	$(600)	$550	$1,450	$2,100	$(950)	$700
Hedge gain/(loss) immediate impact	2,500	1,450	400	(450)	(1,200)	(1,750)	650	(550)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	450	(450)
Increase/(decrease) in LOCs	1,000	550	200	—	—	—	—	250
Net impact	$—	$—	$—	$100	$250	$350	$150	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following June 30, 2015 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company (“VIAC”), a wholly-owned subsidiary of the Company, our guarantee and overlay equity hedges resulted in approximately no net gain/(loss) for the three months ended June 30, 2015. In addition, there was approximately no equity market change in AG43 reserves in excess of reserves for cash surrender value for the three months ended June 30, 2015. For the six months ended June 30, 2015, our guarantee and overlay equity hedges resulted in a loss of approximately
$200 million, which partially offset approximately $400 million of a decrease in equity market change  in AG43 reserves in excess of reserves for cash surrender value. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on June 30, 2015 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of June 30, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$650	$450	$100	$(150)	$(450)	$(600)	$(400)	$250

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following June 30, 2015 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a “parallel” shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $73.0 billion and $74.9 billion as of June 30, 2015 and December 31, 2014, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report on Form 10-K”) filed with the SEC together with Risk Factors in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2015 - April 30, 2015	120,071	$43.79	120,071	$124.5
May 1, 2015 - May 31, 2015	1,474,280	45.30	1,474,280	807.7
June 1, 2015 - June 30, 2015	1,174,800	47.62	1,174,800	751.8	(2)
Total	2,769,151	$46.22	2,769,151	N/A

(1)
On May 28, 2015, the Company’s Board of Directors increased the Company's authorization to repurchase its shares by an additional $750.0 million, with such authorization to expire (unless subsequently extended) no later than June 30, 2016. The authorization to repurchase shares may be terminated, increased or decreased by the Company’s Board of Directors at any time.

(2) On July 1, 2015, the Company entered into a share repurchase arrangement with a third-party financial institution, providing for the repurchase of $150.0 million of the Company's common stock. The transaction will settle in August 2015 at a per-share repurchase price of $46.10, which price was determined based on a discount to the volume-weighted average price of the Company’s common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended June 30, 2015, there were 39,566 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 194 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2015	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
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

