Form 10-Q
period 2015-09-30
Voya Financial, Inc.
filed 2015-11-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to

Commission File Number: 001-35897______________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2015, 215,326,591 shares of Common Stock, $0.01 par value, were outstanding.

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2015

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors," in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35897) and this Quarterly Report on Form 10-Q.
The risks included here are not exhaustive. Current reports on Form 8-K and other documents filed with the Securities and Exchange Commission ("SEC") include additional factors that could affect our businesses and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
		(As adjusted)
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,665.0 as of 2015 and $64,045.0 as of 2014)	$69,211.8	$69,910.3
Fixed maturities, at fair value using the fair value option	3,595.4	3,564.5
Equity securities, available-for-sale, at fair value (cost of $307.9 as of 2015 and $242.0 as of 2014)	338.2	271.8
Short-term investments	1,572.9	1,711.4
Mortgage loans on real estate, net of valuation allowance of $3.3 as of 2015 and $2.8 as of 2014	10,727.2	9,794.1
Policy loans	2,027.2	2,104.0
Limited partnerships/corporations	465.6	363.2
Derivatives	1,919.5	1,819.6
Other investments	92.7	110.3
Securities pledged (amortized cost of $1,050.2 as of 2015 and $1,089.3 as of 2014)	1,099.5	1,184.6
Total investments	91,050.0	90,833.8
Cash and cash equivalents	2,511.1	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	734.3	827.0
Accrued investment income	930.3	891.7
Reinsurance recoverable	7,332.5	7,116.9
Deferred policy acquisition costs and Value of business acquired	4,926.0	4,570.9
Sales inducements to contract holders	243.4	253.6
Current income taxes	22.0	—
Deferred income taxes	1,709.9	1,299.9
Goodwill and other intangible assets	258.6	284.4
Other assets	1,025.8	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	5,065.1	3,727.3
Cash and cash equivalents	775.0	710.4
Corporate loans, at fair value using the fair value option	7,147.7	6,793.1
Other assets	258.0	92.4
Assets held in separate accounts	94,721.5	106,007.8
Total assets	$218,711.2	$226,930.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(In millions, except share and per share data)

	September 30, 2015	December 31, 2014
		(As adjusted)
Liabilities and Shareholders' Equity:
Future policy benefits	$17,635.9	$15,632.2
Contract owner account balances	70,238.6	69,319.5
Payables under securities loan agreements, including collateral held	1,881.7	1,445.0
Long-term debt	3,485.6	3,515.7
Funds held under reinsurance agreements	1,017.6	1,159.6
Derivatives	825.4	849.3
Pension and other postretirement provisions	771.4	826.2
Current income taxes	—	84.8
Other liabilities	1,349.4	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	7,225.6	6,838.1
Other liabilities	2,309.9	1,357.8
Liabilities related to separate accounts	94,721.5	106,007.8
Total liabilities	201,462.6	208,369.2

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized, 265,297,029 and 263,653,468 shares issued as of 2015 and 2014, respectively; 215,324,996 and 241,875,485 shares outstanding as of 2015 and 2014, respectively)	2.7	2.6
Treasury stock (at cost; 49,972,033 and 21,777,983 shares as of 2015 and 2014, respectively)	(2,052.0)	(807.0)
Additional paid-in capital	23,593.4	23,650.1
Accumulated other comprehensive income (loss)	2,045.7	3,103.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	4.8	20.4
Unappropriated	(9,308.5)	(9,823.6)
Total Voya Financial, Inc. shareholders' equity	14,286.1	16,146.2
Noncontrolling interest	2,962.5	2,415.3
Total shareholders' equity	17,248.6	18,561.5
Total liabilities and shareholders' equity	$218,711.2	$226,930.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As adjusted)		(As adjusted)
Revenues:
Net investment income	$1,126.7	$1,163.6	$3,435.3	$3,430.1
Fee income	871.8	908.9	2,644.0	2,738.0
Premiums	1,128.8	595.1	2,404.8	1,825.4
Net realized capital gains (losses):
Total other-than-temporary impairments	(40.7)	(19.5)	(51.3)	(25.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.6	(0.1)	3.3	(0.2)
Net other-than-temporary impairments recognized in earnings	(41.3)	(19.4)	(54.6)	(25.2)
Other net realized capital gains (losses)	340.4	205.4	93.9	(339.9)
Total net realized capital gains (losses)	299.1	186.0	39.3	(365.1)
Other revenue	106.7	101.0	315.3	316.8
Income (loss) related to consolidated investment entities:
Net investment income	175.4	248.0	529.3	630.0
Changes in fair value related to collateralized loan obligations	11.0	(6.5)	(23.6)	(4.1)
Total revenues	3,719.5	3,196.1	9,344.4	8,571.1
Benefits and expenses:
Policyholder benefits	1,956.5	1,234.7	3,802.3	2,910.9
Interest credited to contract owner account balances	498.3	498.2	1,473.2	1,485.3
Operating expenses	750.9	767.3	2,290.7	2,315.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	316.3	30.6	587.5	272.4
Interest expense	46.4	47.2	150.4	142.3
Operating expenses related to consolidated investment entities:
Interest expense	66.7	56.6	203.9	152.3
Other expense	4.1	1.7	8.6	5.7
Total benefits and expenses	3,639.2	2,636.3	8,516.6	7,284.0
Income (loss) before income taxes	80.3	559.8	827.8	1,287.1
Income tax expense (benefit)	(35.9)	37.4	128.8	74.2
Net income (loss)	116.2	522.4	699.0	1,212.9
Less: Net income (loss) attributable to noncontrolling interest	75.9	116.6	183.9	296.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$40.3	$405.8	$515.1	$916.2
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.18	$1.61	$2.25	$3.58
Diluted	$0.18	$1.59	$2.23	$3.55
Cash dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As adjusted)		(As adjusted)
Net income (loss)	$116.2	$522.4	$699.0	$1,212.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(97.3)	(510.8)	(1,627.0)	1,478.4
Other-than-temporary impairments	3.5	5.9	12.9	30.2
Pension and other postretirement benefits liability	(3.4)	(3.4)	(10.3)	(10.3)
Other comprehensive income (loss), before tax	(97.2)	(508.3)	(1,624.4)	1,498.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	(33.7)	(175.8)	(566.4)	527.2
Other comprehensive income (loss), after tax	(63.5)	(332.5)	(1,058.0)	971.1
Comprehensive income (loss)	52.7	189.9	(359.0)	2,184.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	75.9	116.6	183.9	296.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(23.2)	$73.3	$(542.9)	$1,887.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2015 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2015 - As adjusted	$2.6	$(807.0)	$23,650.1	$3,103.7	$20.4	$(9,823.6)	$16,146.2	$2,415.3	$18,561.5
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	515.1	515.1	183.9	699.0
Other comprehensive income (loss), after tax	—	—	—	(1,058.0)	—	—	(1,058.0)	—	(1,058.0)
Total comprehensive income (loss)							(542.9)	183.9	(359.0)
Reclassification of noncontrolling interest	—	—	—	—	(15.6)	—	(15.6)	15.6	—
Common stock acquired - Share repurchase	—	(1,240.5)	(100.0)	—	—	—	(1,340.5)	—	(1,340.5)
Dividends on common stock	—	—	(6.9)	—	—	—	(6.9)	—	(6.9)
Share-based compensation	0.1	(4.5)	50.2	—	—	—	45.8	—	45.8
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	347.7	347.7
Balance as of September 30, 2015	$2.7	$(2,052.0)	$23,593.4	$2,045.7	$4.8	$(9,308.5)	$14,286.1	$2,962.5	$17,248.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2014 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2014 - As adjusted	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,118.6)	$13,315.2	$2,241.8	$15,557.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	916.2	916.2	296.7	1,212.9
Other comprehensive income (loss), after tax	—	—	—	971.1	—	—	971.1	—	971.1
Total comprehensive income (loss)							1,887.3	296.7	2,184.0
Reclassification of noncontrolling interest	—	—	—	—	3.0	—	3.0	(3.0)	—
Common stock acquired - Share repurchase	—	(609.4)	—	—	—	—	(609.4)	—	(609.4)
Dividends on common stock	—	—	(7.7)	—	—	—	(7.7)	—	(7.7)
Share-based compensation	—	(14.8)	65.5	—	—	—	50.7	—	50.7
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	23.6	23.6
Balance as of September 30, 2014 - As adjusted	$2.6	$(624.2)	$23,621.5	$2,820.2	$21.4	$(11,202.4)	$14,639.1	$2,559.1	$17,198.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$2,686.4	$2,916.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	8,040.5	9,192.3
Equity securities, available-for-sale	38.2	63.7
Mortgage loans on real estate	950.6	937.6
Limited partnerships/corporations	198.3	137.6
Acquisition of:
Fixed maturities	(9,699.4)	(9,172.3)
Equity securities, available-for-sale	(114.1)	(18.3)
Mortgage loans on real estate	(1,883.4)	(1,574.8)
Limited partnerships/corporations	(332.5)	(261.3)
Short-term investments, net	139.9	(124.5)
Policy loans, net	76.8	42.8
Derivatives, net	297.9	(670.7)
Other investments, net	18.7	38.5
Sales from consolidated investment entities	4,087.9	2,558.5
Purchases within consolidated investment entities	(6,056.5)	(4,292.6)
Collateral received (delivered), net	530.5	116.8
Purchases of fixed assets, net	(38.3)	(26.5)
Net cash used in investing activities	(3,744.9)	(3,053.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,635.4	5,681.5
Maturities and withdrawals from investment contracts	(5,018.2)	(7,332.9)
Repayment of debt with maturities of more than three months	(31.2)	—
Debt issuance costs	(6.8)	(16.8)
Borrowings of consolidated investment entities	1,412.6	340.5
Repayments of borrowings of consolidated investment entities	(444.4)	(66.6)
Contributions from (distributions to) participants in consolidated investment entities	841.4	1,235.9
Excess tax benefits on share-based compensation	1.7	—
Share-based compensation	(4.4)	(14.8)
Common stock acquired - Share repurchase	(1,340.5)	(614.4)
Dividends paid	(6.9)	(7.7)
Net cash provided by (used in) financing activities	1,038.7	(795.3)
Net decrease in cash and cash equivalents	(19.8)	(932.3)
Cash and cash equivalents, beginning of period	2,530.9	2,840.8
Cash and cash equivalents, end of period	$2,511.1	$1,908.5

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

In 2014, ING Group completed sales of 82,783,006 shares of common stock of Voya Financial, Inc. in three registered public offerings throughout the year (the "2014 Offerings"). In conjunction with each of these offerings, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group (the "2014 Direct Share Repurchases") (the 2014 Offerings and the 2014 Direct Share Repurchases collectively, the "2014 Transactions"). Upon completion of the 2014 Transactions, ING Group's ownership of Voya Financial, Inc. was reduced to approximately 19%.

On March 9, 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering (the "March 2015 Offering"). Also on March 9, 2015, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group (the "March 2015 Direct Share Repurchase") (the March 2015 Offering and the March 2015 Direct Share Repurchase collectively, the "March 2015 Transactions"). Upon completion of the March 2015 Transactions, ING Group has exited its stake in Voya Financial, Inc. common stock. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments. As a result of the completion of the March 2015 Transactions, ING Group has satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries by the end of 2016.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2015, its results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and its changes in shareholders' equity and statements of cash flows for the nine months ended September 30, 2015 and 2014, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2014 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Revision of Previously Issued Financial Statements

As part of the Company’s ongoing process of validating actuarial models, during the second quarter of 2015, the Company identified improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of its guaranteed minimum withdrawal benefits with life payouts ("GMWBL") products. The products are included in the Company’s Closed Block Variable Annuity ("CBVA") segment, and are no longer offered by the Company. The errors affected the Company’s U.S. GAAP financial statements for periods prior to and including the three months ended March 31, 2015, and did not impact regulatory or rating agency capital. The errors did not affect the Company's variable annuity policyholders in any manner.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and the three and nine months ended September 30, 2015, the Company made appropriate revisions to its financial statements for historical periods. Such changes are reflected in the financial results for the three and nine months ended September 30, 2014 and as of December 31, 2014 included in these interim financial statements and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.

The correction results in changes to the liabilities, with corresponding tax effects, as follows:
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Statements of Operations:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Other net realized capital gains (losses)	$200.4	$5.0	$205.4	$(350.9)	$11.0	$(339.9)
Income tax expense (benefit)	37.4	—	37.4	74.2	—	74.2
Net income (loss)	517.4	5.0	522.4	1,201.9	11.0	1,212.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	400.8	5.0	405.8	905.2	11.0	916.2

Net income (loss) available to Voya Financial, Inc.'s common shareholders per share:
Basic	$1.59	$0.02	$1.61	$3.54	$0.04	$3.58
Diluted	$1.58	$0.01	$1.59	$3.51	$0.04	$3.55

	Three Months Ended March 31, 2015
	As originally reported	Effect of change	As adjusted
Other net realized capital gains (losses)	$(259.6)	$5.0	$(254.6)
Income tax expense (benefit)	44.7	0.9	45.6
Net income (loss)	211.6	4.1	215.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	185.5	4.1	189.6

Net income (loss) available to Voya Financial, Inc.'s common shareholders per share:
Basic	$0.78	$0.02	$0.80
Diluted	$0.77	$0.02	$0.79

Additionally, the impact of this revision to Income (loss) before income taxes was $16.0, $(2.0) and $17.0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Certain line items in the Condensed Consolidated Statements of Comprehensive Income, Cash Flows and Shareholders' Equity were immaterially affected by the revision of previously issued financial statements. All of the line item changes in the Condensed Consolidated Statements of Cash Flows were in the operating activities section. There were no changes to the Condensed Consolidated Statements of Comprehensive Income and Shareholders' Equity, except for the effects of the changes described above.

Adoption of New Pronouncements

Repurchase Agreements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, "Transfers and Servicing (Accounting Standards Codification ("ASC") Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This will result in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

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

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (ASC Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), to confirm that ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements. As such, an entity may defer and present such costs as an asset and subsequently amortize the costs ratably over the term of the line-of-credit arrangement.

The provisions of ASU 2015-03 and ASU 2015-15 are effective, retrospectively, for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2015-03 and ASU 2015-15.

Consolidation
In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which:

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

Hybrid Financial Instruments
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (ASC Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including all embedded derivative features.

The provisions of ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Initial adoption of ASU 2014-16 may be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or on a full retrospective basis,

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

with application to all prior periods presented. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-16.

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

Collateralized Financing Entities
In August 2014, the FASB issued ASU 2014-13, "Consolidation (ASC Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" ("ASU 2014-13"), which allows an entity to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using either:

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

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,515.7	$583.4	$—	$—	$4,099.1	$—
U.S. Government agencies and authorities	333.5	52.1	0.3	—	385.3	—
State, municipalities and political subdivisions	1,152.3	28.6	14.0	—	1,166.9	—
U.S. corporate public securities	33,038.6	2,022.1	544.7	—	34,516.0	9.6
U.S. corporate private securities	6,281.8	304.0	87.4	—	6,498.4	—
Foreign corporate public securities and foreign governments(1)	8,021.3	346.0	299.0	—	8,068.3	—
Foreign corporate private securities(1)	7,397.0	377.9	72.4	—	7,702.5	—

Residential mortgage-backed securities:
Agency	4,574.7	412.3	8.8	65.3	5,043.5	—
Non-Agency	840.0	151.7	8.6	40.0	1,023.1	50.6
Total Residential mortgage-backed securities	5,414.7	564.0	17.4	105.3	6,066.6	50.6
Commercial mortgage-backed securities	3,925.3	192.9	3.0	—	4,115.2	6.7
Other asset-backed securities	1,230.4	71.7	13.7	—	1,288.4	6.2

Total fixed maturities, including securities pledged	70,310.6	4,542.7	1,051.9	105.3	73,906.7	73.1
Less: Securities pledged	1,050.2	95.1	45.8	—	1,099.5	—
Total fixed maturities	69,260.4	4,447.6	1,006.1	105.3	72,807.2	73.1

Equity securities:
Common stock	217.5	0.4	0.5	—	217.4	—
Preferred stock	90.4	30.4	—	—	120.8	—
Total equity securities	307.9	30.8	0.5	—	338.2	—

Total fixed maturities and equity securities investments	$69,568.3	$4,478.4	$1,006.6	$105.3	$73,145.4	$73.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,375.2	$1,393.7
After one year through five years	13,044.2	13,629.5
After five years through ten years	20,742.7	21,075.1
After ten years	24,578.1	26,338.2
Mortgage-backed securities	9,340.0	10,181.8
Other asset-backed securities	1,230.4	1,288.4
Fixed maturities, including securities pledged	$70,310.6	$73,906.7

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2015 and December 31, 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2015
Communications	$3,887.3	$298.7	$56.7	$4,129.3
Financial	7,786.5	545.0	34.2	8,297.3
Industrial and other companies	31,630.1	1,465.3	751.0	32,344.4
Utilities	8,868.8	613.1	97.8	9,384.1
Transportation	1,678.0	90.1	26.7	1,741.4
Total	$53,850.7	$3,012.2	$966.4	$55,896.5

December 31, 2014
Communications	$3,934.5	$512.4	$5.7	$4,441.2
Financial	7,568.1	729.3	7.6	8,289.8
Industrial and other companies	30,055.8	2,109.3	231.0	31,934.1
Utilities	9,046.3	959.9	19.7	9,986.5
Transportation	1,494.1	151.9	3.9	1,642.1
Total	$52,098.8	$4,462.8	$267.9	$56,293.7

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2015 and December 31, 2014, approximately 47.7% and 44.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

The Company engages in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. The Company also enters into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. As of September 30, 2015 and December 31, 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2015 and December 31, 2014, the fair value of loaned securities was $437.0 and $545.9, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $454.2 and $563.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, liabilities to return collateral of $454.2 and $563.9, respectively, is included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2015	December 31, 2014
U.S. Treasuries	$—	$205.4
U.S. Government agencies and authorities	—	17.3
U.S. corporate public securities	260.5	216.7
Foreign corporate public securities and foreign governments	193.7	124.5
Payables under securities loan agreements	$454.2	$563.9

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2015:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—	$—	$—		$—	$—	$—	$—
U.S. Government agencies and authorities	49.9	0.3	—	—		—	—	49.9	0.3
State, municipalities and political subdivisions	470.3	11.7	26.7	1.7		1.3	0.6	498.3	14.0
U.S. corporate public securities	8,077.0	359.1	1,158.2	109.1		550.3	76.5	9,785.5	544.7
U.S. corporate private securities	1,081.2	58.5	113.3	9.0		105.4	19.9	1,299.9	87.4
Foreign corporate public securities and foreign governments	2,158.3	141.2	550.8	77.1		348.5	80.7	3,057.6	299.0
Foreign corporate private securities	1,467.1	52.2	113.9	14.9		50.1	5.3	1,631.1	72.4
Residential mortgage-backed	207.1	2.0	101.9	1.0		366.7	14.4	675.7	17.4
Commercial mortgage-backed	266.0	1.7	4.9	—	*	1.7	1.3	272.6	3.0
Other asset-backed	80.4	0.1	3.7	—	*	192.8	13.6	276.9	13.7
Total	$13,857.3	$626.8	$2,073.4	$212.8		$1,616.8	$212.3	$17,547.5	$1,051.9
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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 88.4% and 96.2% of the average book value as of September 30, 2015 and December 31, 2014, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2015
Six months or less below amortized cost	$14,279.9	$896.4		$569.3	$254.9		1,135	72
More than six months and twelve months or less below amortized cost	2,003.9	48.0		129.9	11.5		183	5
More than twelve months below amortized cost	1,363.1	8.1		83.2	3.1		327	7
Total	$17,646.9	$952.5		$782.4	$269.5		1,645	84

December 31, 2014
Six months or less below amortized cost	$5,162.1	$117.8		$140.2	$26.5		537	16
More than six months and twelve months or less below amortized cost	324.3	—	*	19.7	—	*	68	1
More than twelve months below amortized cost	4,237.2	8.6		134.1	3.1		493	7
Total	$9,723.6	$126.4		$294.0	$29.6		1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
September 30, 2015
U.S. Treasuries	$—	$—	$—		$—	—	—
U.S. Government agencies and authorities	50.2	—	0.3		—	1	—
State, municipalities and political subdivisions	510.3	2.0	13.4		0.6	70	3
U.S. corporate public securities	9,946.4	383.8	438.5		106.2	784	27
U.S. corporate private securities	1,342.3	45.0	77.1		10.3	53	1
Foreign corporate public securities and foreign governments	2,869.6	487.0	157.3		141.7	274	39
Foreign corporate private securities	1,679.3	24.2	65.8		6.6	69	1
Residential mortgage-backed	689.0	4.1	15.4		2.0	286	10
Commercial mortgage-backed	272.6	3.0	1.7		1.3	23	1
Other asset-backed	287.2	3.4	12.9		0.8	85	2
Total	$17,646.9	$952.5	$782.4		$269.5	1,645	84

December 31, 2014
U.S. Treasuries	$124.1	$—	$0.9		$—	8	—
U.S. Government agencies and authorities	6.4	—	—	*	—	1	—
State, municipalities and political subdivisions	44.1	1.0	0.2		0.3	9	1
U.S. corporate public securities	4,737.5	8.8	137.6		2.1	383	3
U.S. corporate private securities	635.2	45.0	13.7		10.5	31	1
Foreign corporate public securities and foreign governments	2,115.0	36.2	93.1		8.0	219	5
Foreign corporate private securities	521.5	21.0	12.6		4.3	20	1
Residential mortgage-backed	1,042.8	4.0	19.5		2.1	321	8
Commercial mortgage-backed	121.2	4.0	0.5		0.9	17	1
Other asset-backed	375.8	6.4	15.9		1.4	89	4
Total	$9,723.6	$126.4	$294.0		$29.6	1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
September 30, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$7.8	$—	$0.2	$—
Non-agency RMBS > 90% - 100%	6.7	—	0.5	—
Non-agency RMBS 80% - 90%	163.3	—	9.7	—
Non-agency RMBS < 80%	188.6	1.9	9.8	0.5
Agency RMBS	521.5	3.8	7.0	1.8
Other ABS (Non-RMBS)	88.3	1.8	1.1	0.5
Total RMBS and Other ABS	$976.2	$7.5	$28.3	$2.8

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
September 30, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$297.5	$1.6	$16.9	$0.3
Non-agency RMBS > 5% - 10%	19.6	—	0.3	—
Non-agency RMBS > 0% - 5%	36.7	—	2.2	—
Non-agency RMBS 0%	12.6	0.3	0.8	0.2
Agency RMBS	521.5	3.8	7.0	1.8
Other ABS (Non-RMBS)	88.3	1.8	1.1	0.5
Total RMBS and Other ABS	$976.2	$7.5	$28.3	$2.8

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
September 30, 2015	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$575.6	$2.5	$8.4	$0.7
Floating Rate	400.6	5.0	19.9	2.1
Total	$976.2	$7.5	$28.3	$2.8
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post-modification carrying value of $1.9.

As of September 30, 2015, the Company held 11 commercial mortgage troubled debt restructured loans with a carrying value of $20.0. Of these 11 loans, 10 were restructured in August 2013 with a pre-modification and post modification carrying value of $48.3. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $88.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and September 30, 2015, this portfolio of loans has repaid $70.7 in principal.

As of September 30, 2015 and December 31, 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Commercial mortgage loans	$10,730.5	$9,796.9
Collective valuation allowance for losses	(3.3)	(2.8)
Total net commercial mortgage loans	$10,727.2	$9,794.1

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$2.8	$3.8
Addition to (reduction of) allowance for losses	0.5	(1.0)
Collective valuation allowance for losses, end of period	$3.3	$2.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2015	December 31, 2014
Impaired loans without allowances for losses	$24.9	$72.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$24.9	$72.8
Unpaid principal balance of impaired loans	$26.4	$75.3

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2015	December 31, 2014
Troubled debt restructured loans	$20.0	$65.5

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure or in arrears with respect to principal and interest as of September 30, 2015 and December 31, 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$33.7	$83.4
Interest income recognized on impaired loans, on an accrual basis (1)	0.5	1.2
Interest income recognized on impaired loans, on a cash basis (1)	0.5	1.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.4	1.1

	Nine Months Ended September 30,
	2015	2014
Impaired loans, average investment during the period (amortized cost) (1)	$48.9	$88.8
Interest income recognized on impaired loans, on an accrual basis (1)	2.0	3.7
Interest income recognized on impaired loans, on a cash basis (1)	2.3	3.4
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.7	3.3
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$1,395.0	$1,460.6
> 50% - 60%	2,865.0	2,261.6
> 60% - 70%	5,961.4	5,514.8
> 70% - 80%	489.6	541.3
> 80% and above	19.5	18.6
Total Commercial mortgage loans	$10,730.5	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$8,344.7	$7,096.2
> 1.25x - 1.5x	1,482.7	1,392.1
> 1.0x - 1.25x	695.5	906.7
Less than 1.0x	127.8	385.9
Commercial mortgage loans secured by land or construction loans	79.8	16.0
Total Commercial mortgage loans	$10,730.5	$9,796.9
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,708.1	25.3%	$2,395.9	24.6%
South Atlantic	2,321.3	21.6%	2,028.0	20.7%
Middle Atlantic	1,506.3	14.0%	1,402.0	14.3%
West South Central	1,235.5	11.5%	1,147.7	11.7%
East North Central	1,137.6	10.6%	1,030.8	10.5%
Mountain	913.7	8.5%	832.2	8.5%
West North Central	497.8	4.7%	514.0	5.2%
East South Central	181.6	1.7%	249.3	2.5%
New England	228.6	2.1%	197.0	2.0%
Total Commercial mortgage loans	$10,730.5	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,714.7	34.6%	$3,408.4	34.8%
Industrial	2,481.7	23.1%	2,283.0	23.3%
Apartments	1,886.6	17.6%	1,680.7	17.2%
Office	1,583.8	14.8%	1,246.5	12.7%
Hotel/Motel	428.0	4.0%	382.7	3.9%
Mixed Use	105.6	1.0%	346.5	3.5%
Other	530.1	4.9%	449.1	4.6%
Total Commercial mortgage loans	$10,730.5	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$1,830.0	$—
2014	1,935.6	1,940.9
2013	2,059.5	2,137.5
2012	1,546.6	1,642.8
2011	1,421.6	1,533.5
2010	229.5	251.0
2009 and prior	1,707.7	2,291.2
Total Commercial mortgage loans	$10,730.5	$9,796.9
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$0.5		1
U.S. corporate public securities	12.5	15	14.4		41
Foreign corporate public securities and foreign governments(1)	26.4	8	1.3		4
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1.7	23	2.5		47
Commercial mortgage-backed	0.6	1	—	*	5
Other asset-backed	0.1	1	0.7		17
Equity	—	—	—		—
Total	$41.3	48	$19.4		115
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

	Nine Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$0.5		1
U.S. corporate public securities	13.5	18	14.8		41
Foreign corporate public securities and foreign governments(1)	33.4	10	3.0		9
Foreign corporate private securities(1)	1.4	1	—		—
Residential mortgage-backed	5.2	58	4.9		81
Commercial mortgage-backed	0.8	2	0.2		7
Other asset-backed	0.2	2	0.8		17
Equity	0.1	1	1.0		2
Total	$54.6	92	$25.2		158
(1) Primarily U.S. dollar denominated.

The above tables include $0.6 and $10.9 of write-downs related to credit impairments for the three and nine months ended September 30, 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $40.7 and $43.7 in write-downs for the three and nine months ended September 30, 2015, respectively, are related to intent impairments.

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

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$0.5		1
U.S. corporate public securities	12.5	15	14.4		41
Foreign corporate public securities and foreign governments(1)	26.4	8	1.3		4
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1.2	7	0.7		16
Commercial mortgage-backed	0.6	1	—	*	5
Other asset-backed	—	—	0.2		14
Equity	—	—	—		—
Total	$40.7	31	$17.1		81
(1) Primarily U.S. dollar denominated.
* Less than 0.1

	Nine Months Ended September 30,
	2015		2014
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. Treasuries	$—	—	$0.5		1
U.S. corporate public securities	13.5	18	14.4		41
Foreign corporate public securities and foreign governments(1)	27.5	9	3.0		9
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1.8	10	1.0		23
Commercial mortgage-backed	0.8	2	0.2		7
Other asset-backed	0.1	1	0.2		14
Equity	—	—	—		—
Total	$43.7	40	$19.3		95
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Balance at July 1	$80.2	$104.0
Additional credit impairments:
On securities not previously impaired	—	0.3
On securities previously impaired	0.6	1.7
Reductions:
Increase in cash flows	0.1	—
Securities sold, matured, prepaid or paid down	3.0	3.6
Balance at September 30	$77.7	$102.4

	Nine Months Ended September 30,
	2015	2014
Balance at January 1	$86.8	$114.2
Additional credit impairments:
On securities not previously impaired	—	1.4
On securities previously impaired	3.4	3.2
Reductions:
Increase in cash flows	0.9	—
Securities sold, matured, prepaid or paid down	11.6	16.4
Balance at September 30	$77.7	$102.4

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fixed maturities	$983.6	$1,006.8	$2,963.0	$2,983.9
Equity securities, available-for-sale	3.2	2.3	7.0	9.7
Mortgage loans on real estate	135.2	124.2	394.1	358.5
Policy loans	27.6	28.5	83.2	84.6
Short-term investments and cash equivalents	0.7	0.9	2.3	2.4
Other	(20.5)	3.3	(7.5)	(4.5)
Gross investment income	1,129.8	1,166.0	3,442.1	3,434.6
Less: Investment expenses	3.1	2.4	6.8	4.5
Net investment income	$1,126.7	$1,163.6	$3,435.3	$3,430.1

As of September 30, 2015 and December 31, 2014, the Company had $3.6 and $0.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(48.1)	$(1.3)
Fixed maturities, at fair value option	(82.0)	(104.4)
Equity securities, available-for-sale	(0.9)	—
Derivatives	823.1	167.9
Embedded derivative - fixed maturities	2.0	(1.1)
Embedded derivative - product guarantees	(394.7)	132.7
Other investments	(0.3)	(7.8)
Net realized capital gains (losses)	$299.1	$186.0
After-tax net realized capital gains (losses)	$192.5	$134.4

	Nine Months Ended September 30,
	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(53.9)	$43.3
Fixed maturities, at fair value option	(260.0)	(139.3)
Equity securities, available-for-sale	(1.3)	17.9
Derivatives	431.8	(11.6)
Embedded derivative - fixed maturities	(10.6)	(8.3)
Embedded derivative - product guarantees	(67.9)	(287.0)
Other investments	1.2	19.9
Net realized capital gains (losses)	$39.3	$(365.1)
After-tax net realized capital gains (losses)	$23.6	$(224.8)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds on sales	$1,364.5	$1,806.3	$4,142.3	$5,606.5
Gross gains	18.2	38.2	50.7	143.4
Gross losses	23.1	20.2	54.1	76.3

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

Currency forwards: The Company uses currency forward contracts to hedge policyholder liabilities associated with the variable annuity contracts which are linked to foreign indices. The currency fluctuations may result in a decrease in account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also utilizes currency forward contracts to hedge currency exposure related to its invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$636.5	$97.5	$—	$736.0	$114.6	$—
Foreign exchange contracts	174.7	33.9	—	174.7	25.3	—
Fair value hedges:
Interest rate contracts	553.4	—	12.5	566.4	2.4	13.4
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	65,670.6	1,306.1	520.2	66,474.0	1,108.0	563.2
Foreign exchange contracts	1,284.6	54.9	34.6	1,373.1	45.3	26.8
Equity contracts	25,181.7	400.3	240.8	21,165.7	483.1	209.9
Credit contracts	4,341.3	26.8	17.3	4,221.0	40.9	36.0
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	105.3	—	N/A	115.8	—
Within annuity products	N/A	—	3,823.5	N/A	—	3,600.6
Within reinsurance agreements	N/A	—	65.7	N/A	—	139.6
Managed custody guarantees	N/A	—	0.6	N/A	—	—
Total		$2,024.8	$4,715.2		$1,935.4	$4,589.5
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the first quarter of 2017.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2015 and December 31, 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,341.3	$26.8	$17.3
Equity contracts	16,865.6	388.8	104.1
Foreign exchange contracts	1,459.3	88.8	34.6
Interest rate contracts	56,920.5	1,402.3	532.7
		1,906.7	688.7
Counterparty netting(1)		(585.8)	(585.8)
Cash collateral netting(1)		(1,182.9)	(36.8)
Securities collateral netting(1)		(7.5)	(39.6)
Net receivables/payables		$130.5	$26.5
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the Company held $983.2 and $181.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $515.8 and $119.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2015, the Company delivered $662.5 of securities and held $7.8 securities as collateral. As of December 31, 2014, the Company delivered $638.7 of securities and held $159.3 securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.4	$0.3	$1.3	$0.6
Foreign exchange contracts	0.5	0.5	1.5	1.5
Fair value hedges:
Interest rate contracts	(4.0)	0.7	(8.1)	(11.9)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	288.8	82.9	106.1	443.8
Foreign exchange contracts	6.0	66.3	42.7	63.3
Equity contracts	522.0	15.0	280.0	(512.0)
Credit contracts	9.4	2.2	8.3	3.1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	2.0	(1.1)	(10.6)	(8.3)
Within annuity products(2)	(394.1)	132.7	(67.4)	(287.1)
Within reinsurance agreements(3)	6.3	20.1	75.6	(61.3)
Managed custody guarantees(2)	(0.6)	—	(0.5)	0.1
Total	$436.7	$319.6	$428.9	$(368.2)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2015, the fair values of credit default swaps of $26.8 and $17.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $40.9 and $36.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2015, the maximum potential future net exposure to the Company was $1.8 billion, net of purchased protection of $500.0 on credit default swaps. As of December 31, 2014, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,473.0	$626.1	$—	$4,099.1
U.S. Government agencies and authorities	—	385.3	—	385.3
State, municipalities and political subdivisions	—	1,166.9	—	1,166.9
U.S. corporate public securities	—	34,388.8	127.2	34,516.0
U.S. corporate private securities	—	5,549.7	948.7	6,498.4
Foreign corporate public securities and foreign governments(1)	—	8,055.0	13.3	8,068.3
Foreign corporate private securities(1)	—	7,278.8	423.7	7,702.5
Residential mortgage-backed securities	—	5,975.0	91.6	6,066.6
Commercial mortgage-backed securities	—	4,085.0	30.2	4,115.2
Other asset-backed securities	—	1,253.2	35.2	1,288.4
Total fixed maturities, including securities pledged	3,473.0	68,763.8	1,669.9	73,906.7
Equity securities, available-for-sale	241.2	—	97.0	338.2
Derivatives:
Interest rate contracts	1.4	1,402.2	—	1,403.6
Foreign exchange contracts	—	88.8	—	88.8
Equity contracts	11.5	345.3	43.5	400.3
Credit contracts	—	20.0	6.8	26.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,787.3	31.0	—	4,818.3
Assets held in separate accounts	90,277.4	4,440.1	4.0	94,721.5
Total assets	$98,791.8	$75,091.2	$1,821.2	$175,704.2
Percentage of Level to total	56.3%	42.7%	1.0%	100.0%
Liabilities:
Derivatives:
Annuity product guarantees:
FIA	$—	$—	$1,665.9	$1,665.9
GMAB/GMWB/GMWBL(2)	—	—	1,995.6	1,995.6
Stabilizer and MCGs	—	—	162.6	162.6
Other derivatives:
Interest rate contracts	—	532.7	—	532.7
Foreign exchange contracts	—	34.6	—	34.6
Equity contracts	136.7	104.1	—	240.8
Credit contracts	—	4.0	13.3	17.3
Embedded derivative on reinsurance	—	65.7	—	65.7
Total liabilities	$136.7	$741.1	$3,837.4	$4,715.2
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

The Company utilizes a number of valuation methodologies to determine the fair values of its financial assets and liabilities in conformity with the concepts of exit price and the fair value hierarchy as prescribed in ASC Topic 820. Valuations are obtained from third-party commercial pricing services, brokers and industry-standard, vendor-provided software that models the value based on market observable inputs. The valuations obtained from third-party commercial pricing services are non-binding. The Company reviews the assumptions and inputs used by third-party commercial pricing services for each reporting period in order to determine an appropriate fair value hierarchy level. The documentation and analysis obtained from third-party commercial pricing services are reviewed by the Company, including in-depth validation procedures confirming the observability of inputs. The valuations are reviewed and validated monthly through the internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2015 and 2014. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	70.9	—	(0.3)	119.7	—	—	(0.1)	—	(63.0)	127.2	—
U.S. corporate private securities	966.9	(0.1)	(0.4)	20.5	—	—	(13.2)	—	(25.0)	948.7	(0.2)
Foreign corporate public securities and foreign governments(1)	19.5	—	(1.8)	—	—	—	(4.4)	—	—	13.3	—
Foreign corporate private securities(1)	448.9	—	(0.2)	6.2	—	—	(28.8)	—	(2.4)	423.7	—
Residential mortgage-backed securities	96.5	0.8	—	—	—	(5.6)	(0.1)	—	—	91.6	(3.1)
Commercial mortgage-backed securities	—	—	(0.1)	33.1	—	—	(2.8)	—	—	30.2	—
Other asset-backed securities	36.4	—	—	—	—	—	(1.2)	—	—	35.2	—
Total fixed maturities including securities pledged	1,639.1	0.7	(2.8)	179.5	—	(5.6)	(50.6)	—	(90.4)	1,669.9	(3.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.7	$—	$0.3	$40.0	$—	$—	$—	$—	$—	$97.0	$—
Derivatives:
Product guarantees:
FIA(2)	(1,953.5)	327.0	—	—	(79.8)	—	40.4	—	—	(1,665.9)	—
GMAB/GMWB/GMWBL(2)	(1,305.5)	(652.3)	—	—	(38.0)	—	0.2	—	—	(1,995.6)	—
Stabilizer and MCGs(2)	(92.0)	(69.4)	—	—	(1.2)	—	—	—	—	(162.6)	—
Other derivatives, net	66.8	(36.8)	—	10.0	—	—	(3.0)	—	—	37.0	(29.8)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	(6.0)	—	—	—	—
Assets held in separate accounts(5)	—	—	—	4.0	—	—	—	—	—	4.0	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	103.8	—	(0.4)	119.7	—	—	(1.6)	—	(94.3)	127.2	—
U.S. corporate private securities	978.8	0.2	(17.8)	136.4	—	—	(184.5)	35.6	—	948.7	0.3
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(2.0)	—	—	—	(7.5)	15.2	—	13.3	(5.9)
Foreign corporate private securities(1)	435.2	0.7	(1.9)	15.1	—	—	(79.1)	53.7	—	423.7	0.1
Residential mortgage-backed securities	94.2	(4.6)	(1.9)	—	—	(5.6)	(0.5)	12.6	(2.6)	91.6	(8.3)
Commercial mortgage-backed securities	22.0	—	(0.1)	33.1	—	—	(2.8)	—	(22.0)	30.2	—
Other asset-backed securities	10.1	—	0.1	29.0	—	—	(1.8)	34.9	(37.1)	35.2	—
Total fixed maturities including securities pledged	1,657.6	(9.6)	(24.0)	333.3	—	(5.6)	(277.8)	152.0	(156.0)	1,669.9	(13.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$(0.1)	$0.8	$40.0	$—	$—	$—	$—	$—	$97.0	$(0.1)
Derivatives:
Product guarantees:
FIA(2)	(1,970.0)	339.8	—	—	(173.4)	—	137.7	—	—	(1,665.9)	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	(351.5)	—	—	(116.9)	—	0.5	—	—	(1,995.6)	—
Stabilizer and MCGs(2)	(102.9)	(56.2)	—	—	(3.5)	—	—	—	—	(162.6)	—
Other derivatives, net	72.1	(43.6)	—	29.4	—	—	(20.9)	—	—	37.0	(35.1)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	(6.0)	—	—	—	—
Assets held in separate accounts(5)	2.3	—	—	4.0	—	—	—	—	(2.3)	4.0	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2014
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	194.1	(0.1)	(2.1)	30.7	—	—	(2.8)	24.0	(36.9)	206.9	(0.1)
U.S. corporate private securities	612.0	—	(27.9)	30.0	—	—	(40.5)	372.5	(25.0)	921.1	—
Foreign corporate public securities and foreign governments(1)	16.1	—	(0.6)	—	—	—	(0.2)	—	—	15.3	—
Foreign corporate private securities(1)	364.7	—	(4.6)	—	—	—	—	—	—	360.1	—
Residential mortgage-backed securities	99.6	(3.5)	1.4	6.7	—	—	(0.4)	1.7	(12.6)	92.9	(3.5)
Commercial mortgage-backed securities	—	—	—	21.9	—	—	—	—	—	21.9	—
Other asset-backed securities	11.5	0.8	(0.8)	—	—	—	(1.2)	—	—	10.3	0.8
Total fixed maturities including securities pledged	1,298.0	(2.8)	(34.6)	89.3	—	—	(45.1)	398.2	(74.5)	1,628.5	(2.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2014 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$57.2	$—	$0.2	$—	$—	$—	$—	$—	$—	$57.4	$—
Derivatives:
Product guarantees:
FIA(2)	(1,934.7)	37.9	—	—	(31.4)	—	34.0	—	—	(1,894.2)	—
GMAB/GMWB/GMWBL(2)	(1,171.3)	106.6	—	—	(38.6)	—	0.1	—	—	(1,103.2)	—
Stabilizer and MCGs(2)	(32.0)	(11.8)	—	—	(1.2)	—	—	—	—	(45.0)	—
Other derivatives, net	78.2	6.3	—	8.2	—	—	(21.7)	—	—	71.0	(7.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	15.9	—	—	4.8	—	(1.3)	—	0.9	(6.6)	13.7	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate public securities	129.0	(0.8)	2.9	53.9	—	(4.3)	(11.0)	40.2	(3.0)	206.9	(0.2)
U.S. corporate private securities	327.5	(0.2)	(7.8)	250.3	—	—	(64.4)	415.7	—	921.1	(0.1)
Foreign corporate public securities and foreign governments(1)	19.2	—	(3.4)	—	—	—	(0.5)	—	—	15.3	—
Foreign corporate private securities(1)	135.1	—	1.0	94.0	—	—	(7.5)	198.5	(61.0)	360.1	—
Residential mortgage-backed securities	98.6	(8.9)	2.0	7.3	—	—	(1.3)	8.8	(13.6)	92.9	(8.9)
Commercial mortgage-backed securities	—	—	—	21.9	—	—	—	—	—	21.9	—
Other asset-backed securities	59.2	5.9	(5.1)	—	—	—	(32.7)	—	(17.0)	10.3	2.2
Total fixed maturities including securities pledged	783.0	(4.0)	(10.4)	427.4	—	(4.3)	(117.4)	663.2	(109.0)	1,628.5	(7.0)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$55.3	$(0.9)	$3.1	$—	$—	$(0.1)	$—	$—	$—	$57.4	$(0.9)
Derivatives:
Product guarantees:
FIA(2)	(1,736.7)	(123.3)	—	—	(124.8)	—	90.6	—	—	(1,894.2)	—
GMAB/GMWB/GMWBL(2)	(865.9)	(122.2)	—	—	(115.5)	—	0.4	—	—	(1,103.2)	—
Stabilizer and MCGs(2)	—	(41.5)	—	—	(3.5)	—	—	—	—	(45.0)	—
Other derivatives, net	80.3	33.4	—	24.4	—	—	(67.1)	—	—	71.0	(9.3)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	13.1	0.1	—	10.7	—	(4.5)	—	0.9	(6.6)	13.7	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2015:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—		0.1% to 7.5%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—
Interest Rates and Equity Funds	-32% to 14%		-32% to 14%		—		—
Nonperformance risk	0.21% to 1.4%		0.21% to 1.4%		0.21% to 1.4%		0.21% to 1.4%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%		—
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)	0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 35% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.4	$—	*	$2.4	9.1
60-69	6.2	—	*	6.2	4.4
70+	5.4	—	*	5.4	2.6
	$14.0	$—	*	$14.0	5.1
* Less than $0.1.
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of September 30, 2015 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$5.8		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 22.5%	$8.2		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	90%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	10%	0-50%	0-25%	0-65%	0-25%
Aggregate of all plans	100%	0-50%	0-25%	0-65%	0-25%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

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

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2014 (account value amounts are in $ billions).

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$73,906.7	$73,906.7	$74,659.4	$74,659.4
Equity securities, available-for-sale	338.2	338.2	271.8	271.8
Mortgage loans on real estate	10,727.2	11,205.4	9,794.1	10,286.6
Policy loans	2,027.2	2,027.2	2,104.0	2,104.0
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,818.3	4,818.3	5,069.3	5,069.3
Derivatives	1,919.5	1,919.5	1,819.6	1,819.6
Other investments	92.7	102.5	110.3	120.4
Assets held in separate accounts	94,721.5	94,721.5	106,007.8	106,007.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	50,903.1	56,833.4	49,791.9	55,112.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,493.4	1,465.9	1,593.0	1,564.8
Supplementary contracts, immediate annuities and other	2,874.5	3,106.2	2,535.3	2,706.2
Derivatives:
Annuity product guarantees:
FIA	1,665.9	1,665.9	1,970.0	1,970.0
GMAB/GMWB/GMWBL	1,995.6	1,995.6	1,527.7	1,527.7
Stabilizer and MCGs	162.6	162.6	102.9	102.9
Other derivatives	825.4	825.4	849.3	849.3
Long-term debt	3,485.6	3,811.5	3,515.7	3,875.4
Embedded derivative on reinsurance	65.7	65.7	139.6	139.6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	265.8	7.9	273.7
Amortization:
Amortization	(675.9)	(146.2)	(822.1)
Interest accrued(1)	171.1	63.5	234.6
Net amortization included in Condensed Consolidated Statements of Operations	(504.8)	(82.7)	(587.5)
Change in unrealized capital gains/losses on available-for-sale securities	390.7	278.2	668.9
Balance as of September 30, 2015	$4,042.6	$883.4	$4,926.0

	2014
	DAC	VOBA	Total
Balance as of January 1, 2014	$4,316.1	$1,035.5	$5,351.6
Deferrals of commissions and expenses	280.5	9.6	290.1
Amortization:
Amortization	(385.1)	(128.7)	(513.8)
Interest accrued(1)	174.9	66.5	241.4
Net amortization included in Condensed Consolidated Statements of Operations	(210.2)	(62.2)	(272.4)
Change in unrealized capital gains/losses on available-for-sale securities	(373.2)	(216.2)	(589.4)
Balance as of September 30, 2014	$4,013.2	$766.7	$4,779.9
(1) Interest accrued at the following rates for DAC: 1.3% to 7.5% during 2015 and 0.6% to 7.4% during 2014. Interest accrued at the following rates for VOBA: 3.5% to 7.5% during 2015 and 3.1% to 7.5% during 2014.

6.     Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of September 30, 2015, common stock reserved and available for issuance under the 2013 Omnibus Plan was 244,641 shares.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of September 30, 2015, common stock reserved and available for issuance under the 2014 Omnibus Plan was 15,746,304 shares.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; performance share units ("PSUs"), which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are made by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During the nine months ended September 30, 2015, grants of equity awards to the Company's employees consisted solely of RSUs and PSUs awarded under the 2014 Omnibus Plan. PSUs awarded during the nine months ended September 30, 2015 entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of any applicable performance criteria.

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

As of September 30, 2015, there were no stock options issued or outstanding under the Omnibus Plans.

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

Due to the completion of the March 2015 Offering, the remaining 70,880 RSUs vested and were issued during the nine months ended September 30, 2015.

Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("2013 Director Plan"), which the Company adopted in connection with the IPO. A total of 288,000 shares of Company common stock may be issued under the 2013 Director Plan. The material terms of the 2013 Director Plan are substantially consistent with the material terms of the Omnibus Plans described above.

Non-Employee Director Service Grants: In March of 2015, the Company granted 16,008 RSUs to the non-employee directors then serving on the Board. These awards vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, and provided that no shares will be delivered in connection with the RSUs until such time as the director's service on the Board is terminated. During the nine months ended September 30, 2015, the Company granted an additional 3,905 RSUs to non-employee directors upon their initial election to the Board.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

During 2014, the Company provided certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the "Phantom Plan"). Awards made under the Phantom Plan were designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards were granted in the form of phantom RSUs and phantom PSUs, each of which was designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of September 30, 2015, the Company had 107,751 phantom RSUs and 58,205 phantom PSUs, respectively, outstanding to its employees.

ING Group Equity-Based Plans

Prior to the IPO, employees of the Company received equity-based compensation in the form of ING Group equity awards, pursuant to equity compensation plans adopted by ING Group. These plans included:

Long-term Sustainable Performance Plan: In 2012 and 2013 employees of the Company received ING Group-based equity awards under the Long-Term Sustainable Performance Plan ("LSPP") of ING Group. LSPP awards made to Company employees are settled by delivery of ING Group American Depository Receipts ("ADRs").

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As a result of the reduction of ING Group’s ownership in Voya Financial, Inc. to approximately 43% on March 25, 2014, those ING Group equity awards that were not converted to equity awards of Voya Financial, Inc. are no longer deemed to be granted to employees of ING Group. Therefore, beginning on March 25, 2014, the compensation cost is remeasured at each reporting date until the awards vest. The remeasured cost is recognized prospectively on a pro-rata basis equal to the proportion of service provided by the award recipients as nonemployees to the total requisite service period of the award. The corresponding amount for the 2012 ING Group LSPP awards, which are settled through the issuance of new ING Group equity securities, is recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which are settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, is recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the three and nine months ended September 30, 2015 and 2014 was immaterial.

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
RSUs(1)	$13.8	$12.3	$40.5	$31.8
RSUs - Deal incentive awards	—	1.3	2.1	6.9
PSU awards(2)	8.2	14.1	34.2	45.4
Phantom Plan	0.2	1.4	3.5	2.9
Share-based compensation expense	$22.2	$29.1	$80.3	$87.0
Income tax benefit(3)	7.8	—	28.1	—
After-tax share-based compensation expense	$14.4	$29.1	$52.2	$87.0
(1) This table includes immaterial compensation expense for the three months ended September 30, 2015 and $0.8 for the nine months ended September 30, 2015, related to ING Group RSU awards. In addition, this table includes compensation expense of $1.8 and $5.5 for the three and nine months ended September 30, 2014, respectively, related to ING Group RSU awards.
(2) This table includes immaterial compensation expense for the three months ended September 30, 2015 and  $7.9 for the nine months ended September 30, 2015, related to ING Group PSU awards. In addition, this table includes compensation expense of $6.1 and $22.8 for the three and nine months ended September 30, 2014, respectively, related to ING Group PSU awards.
(3) The Company recognized no income tax benefit due to valuation allowances for the three and nine months ended September 30, 2014. See the Income Taxes Note to these Condensed Consolidated Financial Statements for additional information.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs		RSUs-Deal Incentive Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	3.2	$28.80	—	$—	0.6	$37.01
Adjustment for PSU performance factor	N/A	N/A	N/A	N/A	0.2	37.01
Granted	1.3	44.18	0.1	30.03	0.9	44.22
Vested	(0.8)	26.37	(0.1)	30.03	(0.8)	37.05
Forfeited	(0.1)	32.57	—	—	(0.1)	43.07
Outstanding as of September 30, 2015	3.6	$34.78	—	$—	0.8	$44.21

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity and Earnings per Common Share

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
	2015			2014
(shares in millions)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Common shares, balance as of January 1	263.7	21.8	241.9	261.8	0.1	261.7
Common shares issued	—	—	—	—	—	—
Common shares acquired - share repurchase	—	28.1	(28.1)	—	16.6	(16.6)
Share-based compensation	1.6	0.1	1.5	1.7	0.4	1.3
Common shares, balance as of September 30	265.3	50.0	215.3	263.5	17.1	246.4

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

In addition to the 13,599,274 shares purchased from ING Group, during the nine months ended September 30, 2015, the Company repurchased 11,236,648 shares of its common stock in open market repurchases for an aggregate purchase price of $490.5 and 3,253,831 shares of its common shares under a discounted share repurchase arrangement with a third-party financial institution for an aggregate purchase price of $150.0.

On September 23, 2015, the Company entered into an additional share repurchase arrangement with a third-party financial institution. In exchange for an up-front payment of $100.0, the financial institution will deliver shares of the Company's common stock to the Company upon final settlement of the agreement, which will be during the fourth quarter. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of the Company’s common stock during that period. The $100.0 was recorded as a decrease to Additional paid-in capital and will be reclassified to Treasury stock upon settlement of the arrangement.

Including the effect of the share repurchase arrangement that will be completed during the fourth quarter, these repurchases reduced the remaining amount of the Company’s share repurchase authorization to $170.4 as of September 30, 2015.

Net Withholding of Shares

In connection with the vesting of equity-based compensation awards, employees may remit to the Company, or the Company may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the nine months ended September 30, 2015, the Company increased its treasury stock by 104,297 shares in connection with such withholding activities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended September 30,				Nine Months Ended September 30,
Earnings	2015		2014		2015		2014
Net income (loss) available to common shareholders:
Net income (loss)	$116.2		$522.4		$699.0		$1,212.9
Less: Net income (loss) attributable to noncontrolling interest	75.9		116.6		183.9		296.7
Net income (loss) available to common shareholders	$40.3		$405.8		$515.1		$916.2

Weighted average common shares outstanding
Basic	221.8		252.6		229.4		256.0
Dilutive Effects:(1)
RSUs	1.8		1.5		1.7		1.2
RSUs - Deal incentive awards	—	*	—	*	—	*	0.5
PSU awards	—		0.3		0.2		0.4
Diluted	223.6		254.4		231.3		258.1

Net income (loss) available to common shareholders per common share
Basic	$0.18		$1.61		$2.25		$3.58
Diluted	0.18		1.59		2.23		3.55
* Less than 0.1.
(1) For the three and nine months ended September 30, 2015 and 2014, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented.

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

On July 30, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend was paid on September 30, 2015 to shareholders of record of Voya Financial, Inc. as of August 31, 2015.

On October 29, 2015, Voya Financial, Inc.'s Board of Directors declared a quarterly cash dividend of $0.01 per share of outstanding common stock. The dividend is to be paid on December 30, 2015 to shareholders of record of Voya Financial, Inc. as of November 27, 2015.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	231.0	281.0	—	—
Security Life of Denver Insurance Company ("SLD") (CO)	111.0	32.0	130.0	—
ReliaStar Life Insurance Company ("RLI") (MN)	194.0	193.0	280.0	—

Additionally, VRIAC is permitted to pay an ordinary dividend of $90.0 after December 22, 2015.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	September 30,
	2015	2014
Fixed maturities, net of OTTI	$3,490.8	$5,242.3
Equity securities, available-for-sale	30.3	31.3
Derivatives	267.2	190.5
DAC/VOBA adjustment on available-for-sale securities	(1,171.7)	(1,644.4)
Sales inducements adjustment on available-for-sale securities	(42.7)	(74.6)
Other	(31.2)	(30.2)
Unrealized capital gains (losses), before tax	2,542.7	3,714.9
Deferred income tax asset (liability)	(531.7)	(938.4)
Net unrealized capital gains (losses)	2,011.0	2,776.5
Pension and other postretirement benefits liability, net of tax	34.7	43.7
AOCI	$2,045.7	$2,820.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(241.1)		$84.0	$(157.1)
Equity securities	(1.1)		0.4	(0.7)
Other	0.2		(0.1)	0.1
OTTI	3.5		(1.2)	2.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	49.0		(17.1)	31.9
DAC/VOBA	55.8		(19.5)	36.3
Sales inducements	9.2		(3.2)	6.0
Change in unrealized gains/losses on available-for-sale securities	(124.5)		43.3	(81.2)

Derivatives:
Derivatives	34.3	(1)	(12.0)	22.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.6)		1.2	(2.4)
Change in unrealized gains/losses on derivatives	30.7		(10.8)	19.9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$(97.2)		$33.7	$(63.5)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,420.7)		$845.1	$(1,575.6)
Equity securities	(0.8)		0.3	(0.5)
Other	0.2		(0.1)	0.1
OTTI	12.9		(4.5)	8.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	55.2		(19.3)	35.9
DAC/VOBA	668.9	(1)	(234.1)	434.8
Sales inducements	32.5		(11.4)	21.1
Change in unrealized gains/losses on available-for-sale securities	(1,651.8)		576.0	(1,075.8)

Derivatives:
Derivatives	48.3	(2)	(16.9)	31.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(10.6)		3.7	(6.9)
Change in unrealized gains/losses on derivatives	37.7		(13.2)	24.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$(1,624.4)		$566.4	$(1,058.0)
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
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,083.1		$(730.5)	$1,352.6
Equity securities	(15.7)		4.1	(11.6)
Other	(2.5)		0.9	(1.6)
OTTI	30.2		(10.6)	19.6
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	(36.3)		12.7	(23.6)
DAC/VOBA	(589.4)	(1)	206.3	(383.1)
Sales inducements	(16.5)		5.8	(10.7)
Change in unrealized gains/losses on available-for-sale securities	1,452.9		(511.3)	941.6

Derivatives:
Derivatives	60.8	(2)	(21.3)	39.5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(5.1)		1.8	(3.3)
Change in unrealized gains/losses on derivatives	55.7		(19.5)	36.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$1,498.3		$(527.2)	$971.1
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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Income Taxes

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated, as expressed in percentages:

	Three Months Ended September 30,
	2015	2014
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance	1.5	(17.6)
Dividend received deduction	(49.4)	(4.1)
Audit settlement	0.2	(0.2)
State tax expense (benefit)	1.6	0.1
Noncontrolling interest	(33.1)	(7.3)
Tax credits	—	(0.2)
Nondeductible expenses	0.8	0.5
Other	(1.3)	0.5
Income tax expense (benefit)	(44.7)%	6.7%

	Nine Months Ended September 30,
	2015	2014
Income tax expense (benefit) at federal statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance	(1.6)	(16.5)
Dividend received deduction	(11.9)	(5.7)
Audit settlement	—	(0.1)
State tax expense (benefit)	1.7	0.7
Noncontrolling interest	(7.8)	(8.1)
Tax credits	—	(0.1)
Nondeductible expenses	0.2	0.3
Other	—	0.3
Income tax expense (benefit)	15.6%	5.8%

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of September 30, 2015 and December 31, 2014, the Company had a total valuation allowance of approximately $1.0 billion. As of September 30, 2015 and December 31, 2014, $1.3 billion of this valuation allowance was allocated to continuing operations and $(354.1) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended September 30, 2015 and 2014, the total increases (decreases) in the valuation allowance were $1.1 and $(98.5), respectively, and were allocated to continuing operations. For the nine months ended September 30, 2015 and 2014, the total decreases in the valuation allowance were $(8.9) and $(212.5), respectively. With respect to the 2015 decrease, $(13.4) was allocated to continuing operations and $4.5 was allocated to Additional paid-in capital. With respect to the 2014 decrease, $(212.5) was allocated to continuing operations.

Tax Regulatory Matters

During April 2015, the Internal Revenue Service ("IRS”) completed its examination of the Company's returns through tax year 2013. The 2013 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2014 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2014 and 2015.

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of September 30, 2015 and December 31, 2014.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt issued and outstanding as of September 30, 2015 and December 31, 2014:

	Maturity	September 30, 2015	December 31, 2014
7.25% Voya Holdings, Inc. debentures due 2023(1)	08/15/2023	$159.3	$159.0
7.63% Voya Holdings, Inc. debentures due 2026(1)	08/15/2026	201.7	232.3
8.42% Equitable of Iowa Companies Capital Trust II notes due 2027	04/01/2027	13.7	13.8
6.97% Voya Holdings, Inc. debentures due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes due 2022	07/15/2022	849.7	849.6
2.9% Senior Notes due 2018	02/15/2018	999.1	998.9
5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes due 2043	07/15/2043	398.6	398.6
Subtotal		3,485.6	3,515.7
Less: Current portion of long-term debt		—	—
Total		$3,485.6	$3,515.7
(1) Guaranteed by ING Group.

As of September 30, 2015 and December 31, 2014, the Company was in compliance with its debt covenants.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, the Company entered into a ten-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of $500.0 aggregate face amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Condensed Consolidated Statements of Operations.
The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. The Company’s obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, including any failure to pay the put option premium or expense reimbursements when due, if the failure to pay is not cured within 30 days, and upon certain bankruptcy events involving the Company or Voya Holdings. The Company is also required to exercise the put option in full: (i) if the Company reasonably believes that its consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI and Noncontrolling interest, has fallen below $3.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 3.976% Senior Notes; and (iii) if certain events occur relating to the trust’s status as an "investment company" under the Investment Company Act of 1940.

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

During the nine months ended September 30, 2015, Voya Holdings repurchased $31.1 of the outstanding principal amount of 7.63% Debentures due August 15, 2026 and $0.1 of the outstanding principal amount of 7.25% Debentures due August 15, 2023. In connection with these transactions, the Company incurred a loss on debt extinguishment of $0.2 and $10.1 for the three and

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

nine months ended September 30, 2015, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

As of September 30, 2015 and December 31, 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $474.9 and $506.1, respectively.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of September 30, 2015, unsecured and uncommitted credit facilities totaled $1.7, unsecured and committed credit facilities totaled $7.3 billion and secured facilities totaled $205.0. Of the aggregate $7.5 billion capacity available, the Company utilized $2.8 billion in credit facilities outstanding as of September 30, 2015. Total fees associated with credit facilities were $27.2 and $76.9 for the three and nine months ended September 30, 2015, respectively. Total fees associated with credit facilities were $29.1 and $86.5 for the three and nine months ended September 30, 2014, respectively.

The following table outlines the Company's credit facilities, their dates of expiration, capacity and utilization as of September 30, 2015:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	02/14/2018	$3,000.0	$470.8	$2,529.2
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	175.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Security Life of Denver International Limited(1)	Unsecured	Committed	10/29/2021	1,125.0	233.6	891.4
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/1/2025	425.0	207.5	217.5
Voya Financial, Inc. / Roaring River II, LLC	Unsecured	Committed	12/31/2021	995.0	786.0	209.0
Voya Financial, Inc./ Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	305.0	260.0
Total				$7,466.7	$2,832.3	$4,625.1

Secured facilities				$205.0	$195.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				7,260.0	2,634.9	4,625.1
Total				$7,466.7	$2,832.3	$4,625.1
(1) Due to Hannover Re's implementation of the Hannover Re Buyer Facility Agreement described below, the $1.125 billion Letter of Credit Facility was reduced to $300.0 effective October 7, 2015.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Upon Hannover Re exercising its election to implement its own facility providing collateral for reinsurance between SLD and SLDI, on September 24, 2015, the Company entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reinsurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI ("Buyer Facility Agreement"). Under the Buyer Facility Agreement the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck and deposited into a reserve credit trust established by SLDI for the benefit of SLD.

Effective September 29, 2015, Roaring River, LLC (“Roaring River"),  the Company's wholly owned captive reinsurance subsidiary, entered into a letter of credit facility agreement with a third-party bank to provide up to $425.0 of committed capacity until October 1, 2025, which supports reserves on an affiliated reinsurance agreement. The initial amount of the letter of credit is $207.5, which replaces a $207.5 letter of credit issued under the Company's Revolving Credit Facility.

Effective January 24, 2014, SLDI entered into a letter of credit facility agreement with a third-party bank to provide up to $150.0 of committed capacity until January 24, 2018, which supports reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business. Effective March 31, 2015, the amount of the facility was increased to $175.0 of committed capacity until January 24, 2018.

On February 11, 2015, Voya Financial, Inc. entered into a $195.0 letter of credit facility agreement with a third-party bank, which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of September 30, 2015, Voya Financial, Inc. collateralized the facility with $212.0 of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

Amended and Restated Credit Agreement

On February 14, 2014, the Company revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Agreement") with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the terms of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of September 30, 2015, there were no amounts outstanding as revolving credit borrowings. As of September 30, 2015, $470.8 of LOCs were outstanding under the Revolving Credit Agreement.

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

As of September 30, 2015, the Company had off-balance sheet commitments to purchase investments of $1.4 billion, of which $235.2 related to consolidated investment entities. As of December 31, 2014, the Company had off-balance sheet commitments to purchase investments of $887.4, of which $297.0 related to consolidated investment entities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accrues the cost of future guaranty fund assessments based on estimates of the insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Condensed Consolidated Balance Sheets, to be $14.0 and $14.5 as of September 30, 2015 and December 31, 2014, respectively. The Company has also recorded an asset in Other assets on the Condensed Consolidated Balance Sheets of $24.6 and $26.5 as of September 30, 2015 and December 31, 2014, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

	September 30, 2015	December 31, 2014
Fixed maturity collateral pledged to FHLB	$1,550.9	$1,614.8
FHLB restricted stock(1)	73.3	76.3
Other fixed maturities-state deposits	229.2	241.7
Securities pledged(2)	1,099.5	1,184.6
Total restricted assets	$2,952.9	$3,117.4
(1) Included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $437.0 and $545.9 as of September 30, 2015 and December 31, 2014, respectively. In addition, as of September 30, 2015 and December 31, 2014, the Company delivered securities as collateral of $662.5 and $638.7, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2015 and December 31, 2014, the Company had $1.3 billion and $1.4 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and December 31, 2014, assets with a market value of approximately $1.6 billion collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13.    Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Effective March 9, 2015, ING Group divested its remaining ownership interest in Voya Financial, Inc. As such, as of the date of this Quarterly Report, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc. Transactions with ING Group and its affiliates continue to be reported as related party transactions for periods prior to March 9, 2015.

The following tables summarize income and expense from transactions with related parties for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Income	Expense	Income	Expense
NN Group	$—	$—	$1.0	$0.1
ING Group	—	—	3.9	3.5
ING Bank	—	—	0.3	4.7
Other	—	—	4.8	3.6
Total	$—	$—	$10.0	$11.9

	Nine Months Ended September 30,
	2015		2014
	Income	Expense	Income	Expense
NN Group	$0.4	$0.1	$2.2	$0.4
ING Group	2.8	3.0	10.8	10.9
ING Bank	18.2	5.7	4.4	15.4
Other	3.8	3.4	15.4	10.6
Total	$25.2	$12.2	$32.8	$37.3

Assets and liabilities from transactions with related parties as of December 31, 2014 are shown below:

	Assets	Liabilities
NN Group	$0.1	$0.2
ING Group	1.9	1.2
ING Bank	12.9	4.0
Other	2.2	1.4
Total	$17.1	$6.8

As of March 9, 2015, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. While there were outstanding payables related to credit facility agreements with ING Bank, because ING Bank is no longer a related party, there were no outstanding payables related to credit facility agreements with related parties as of September 30, 2015. As of December 31, 2014, when ING Bank was a related party, the Company had outstanding payables of $4.0 related to credit facility agreements with ING Bank. For the three months ended September 30, 2015, the Company incurred no expenses related to credit facility agreements with related parties. For the three months ended September 30, 2014, the Company incurred expenses of $4.0 related to credit facility agreements with related parties. The Company incurred expenses of $5.7 and $11.5 related to credit facility agreements with related parties for the nine months ended September 30, 2015 and 2014, respectively.

Share Repurchase Program

During the nine months ended September 30, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0.

See the Shareholders' Equity and Earnings per Common Share Note to these Condensed Consolidated Financial Statements for additional information regarding share repurchase transactions with ING Group.

Derivatives

The Company is party to several derivative contracts with NN Group N.V. ("NN Group") and ING Bank and one or more of ING Bank's subsidiaries. The Company is exposed to various risks relating to its ongoing business operations, including but not limited to interest rate risk, foreign currency risk and equity market risk. To manage these risks, the Company uses various strategies, including derivatives contracts, certain of which are with related parties, such as interest rate swaps, equity options and currency forwards.

As of September 30, 2015, such notional amounts are outstanding with ING Group and NN Group; however, ING Group and NN Group are no longer related parties. As of December 31, 2014, the outstanding notional amount with ING Bank and NN Group was $464.1 (consisting of currency forwards of $178.0 and equity options of $286.1). As of December 31, 2014, the market value for these contracts was $11.5. For the three months ended September 30, 2015 and 2014, the Company recorded no net realized capital gains (losses) with ING Bank and NN Group.

For the nine months ended September 30, 2015 and 2014, the Company recorded net realized capital gains (losses) of $18.2 and $3.9, respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with the potential exposure limited to swap premiums to be paid. As of September 30, 2015 and December 31, 2014, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $26.5 and $33.1, respectively.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Certain investment entities are consolidated under VIE or VOE consolidation guidance. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary of these entities. The Company consolidates certain entities under the VOE guidance when it acts as the general partner and the limited partners do not have substantive rights to impact ongoing governance and operating activities of the entity, or when it otherwise has control through voting rights.

The Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $744.6 and $694.4 as of September 30, 2015 and December 31, 2014, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of September 30, 2015 and December 31, 2014, the Company consolidated 17 and 16 CLOs, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company consolidated 33 and 35 funds respectively, which were structured as partnerships.

Registered Investment Companies

On May 7, 2015, the Company launched the Pomona Investment Fund (the "PIF") which is a private equity mutual fund. The PIF is a non-diversified, closed-end registered investment company that invests in a variety of private equity investment types and strategies. Formed as a Delaware statutory trust, investors in the PIF will receive fund shares, representing proportional interests in the assets of the PIF and voting rights on matters submitted to vote by shareholders. As of September 30, 2015, the Company is a majority investor in the PIF, and as such has a controlling financial interest in the fund.

The Company is invested in the Voya Strategic Income Opportunities Fund, which is a separately managed series fund. The Voya Strategic Income Opportunities Fund is a multi-credit unconstrained Fixed Income Mutual Fund that invests in a combination of underlying funds and direct fixed income investments. Investors in the fund receive fund shares, representing proportional interests in the assets of the fund and voting rights on matters submitted to vote by shareholders. As of September 30, 2015, the Company is a majority investor in the Voya Strategic Income Opportunities Fund, and as such has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	September 30, 2015	December 31, 2014
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$409.8	$605.9
Corporate loans, at fair value using the fair value option	7,147.7	6,793.1
Other assets	202.9	67.3
Total CLO entities	7,760.4	7,466.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	365.2	104.5
Limited partnerships/corporations, at fair value	5,065.1	3,727.3
Other assets	55.1	25.1
Total investment funds	5,485.4	3,856.9
Total assets of consolidated investment entities	$13,245.8	$11,323.2

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$7,225.6	$6,838.1
Other liabilities	484.2	561.1
Total CLO entities	7,709.8	7,399.2
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	1,825.7	796.7
Total investment funds	1,825.7	796.7
Total liabilities of consolidated investment entities	$9,535.5	$8,195.9

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 9.5% and typically range in credit rating categories from AAA down to unrated. As of September 30, 2015 and December 31, 2014, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $164.1 and $75.9, respectively. Less than 1% of the collateral assets were in default as of September 30, 2015 and December 31, 2014.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.2 years as of September 30, 2015. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $341.2 and $239.6 as of September 30, 2015 and December 31, 2014, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
September 30, 2015
Assets:
CLO Investments	$18.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$7,225.6	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2014
Assets:
CLO Investments	$19.2	Discounted Cash Flow	Default Rate
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

As of September 30, 2015 and December 31, 2014, certain private equity funds maintained revolving lines of credit of $637.0 and $550.0 respectively, which renew annually and bear interest at LIBOR/EURIBOR plus 160 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, outstanding borrowings amount to $415.9 and $261.4 respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Single Strategy Hedge Funds

As of September 30, 2015 and December 31, 2014, the Company acts as investment manager of a certain single strategy hedge fund (the "Fund") that seeks to achieve its investment objective by investing in many forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise ("Agency") backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits ("REMICs"). The Fund may also enter into repurchase and reverse repurchase agreements.

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

As of September 30, 2015 and December 31, 2014, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not de-recognized on the Condensed Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Condensed Consolidated Balance Sheets in Liabilities related to consolidated investment entities - Other liabilities. As of September 30, 2015 and December 31, 2014, outstanding financings amount to $1,219.3 and $417.1, respectively.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets
VIEs - CLO entities:
Cash and cash equivalents	$409.8	$—	$—	$409.8
Corporate loans, at fair value using the fair value option	—	7,129.1	18.6	7,147.7
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	365.2	—	—	365.2
Limited partnerships/corporations, at fair value	—	2,253.8	2,811.3	5,065.1
Total assets, at fair value	$775.0	$9,382.9	$2,829.9	$12,987.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$7,225.6	$7,225.6
Total liabilities, at fair value	$—	$—	$7,225.6	$7,225.6

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

Level 3 assets primarily include investments in private equity funds and single strategy hedge funds held by the consolidated VOEs, while the Level 3 liabilities consist of CLO notes. Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended September 30, 2015 and September 30, 2014 there were no transfers in or out of Level 3, or transfers between Level 1 and Level 2.

For the nine months ended September 30, 2015 there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2. For the nine months ended September 30, 2014, $13.9 of investments held in single strategy hedge funds were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2015 is presented in the table below:

	Fair Value as of July 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.0	$0.1	$—	$(0.5)	$—	$—	$18.6
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,555.9	104.4	322.7	(171.7)	—	—	2,811.3
Total assets, at fair value	$2,574.9	$104.5	$322.7	$(172.2)	$—	$—	$2,829.9
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,986.6	$(114.0)	$565.6	$(212.6)	$—	$—	$7,225.6
Total liabilities, at fair value	$6,986.6	$(114.0)	$565.6	$(212.6)	$—	$—	$7,225.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.2	$—	$—	$(0.6)	$—	$—	$18.6
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,691.7	200.8	621.0	(702.2)	—	—	2,811.3
Total assets, at fair value	$2,710.9	$200.8	$621.0	$(702.8)	$—	$—	$2,829.9
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,838.1	$(101.7)	$1,173.0	$(683.8)	$—	$—	$7,225.6
Total liabilities, at fair value	$6,838.1	$(101.7)	$1,173.0	$(683.8)	$—	$—	$7,225.6

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

Deconsolidation of Certain Investment Entities

During the three and nine months ended September 30, 2015 , the Company deconsolidated one investment entity. During the three and nine months ended September 30, 2014 , the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2015 and December 31, 2014, the Company did not hold any ownership interests in these unconsolidated CLOs.

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

	September 30, 2015	December 31, 2014
Carrying amount	$1.7	$—
Maximum exposure to loss	1.7	—
Assets of nonconsolidated investment entities	1,314.3	932.8
Liabilities of nonconsolidated investment entities	1,372.2	983.7

Investment Funds

The Company manages or holds investments in certain private equity funds and hedge funds. With these entities, the Company serves as the investment manager and is entitled to receive investment management fees and contingent performance fees that are generally expected to be insignificant. Although the Company has the power to direct the activities that significantly impact the economic performance of the funds, it is not considered the primary beneficiary and did not consolidate any of these investment funds.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company also has a Corporate segment, which includes corporate operations, assets and obligations and assets not allocated to other segments, and Closed Block segments, which comprise products that are in run-off and no longer being actively marketed and sold.

These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

Retirement and Investment Solutions

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management. The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers and pension risk transfer solutions to institutional customers. The Annuities segment primarily provides fixed, indexed and structured annuities, tax-qualified mutual fund custodial products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels. The Investment Management segment provides investment products and retirement solutions across a broad range of geographies, market sectors, investment styles and capitalization spectrums. Products and services are offered to institutional clients, including public, corporate and union retirement plans, endowments and foundations and insurance companies, as well as individual investors and general accounts of the Company's insurance subsidiaries and are distributed through the Company's direct sales force, consultant channel and intermediary partners (such as banks, broker-dealers and independent financial advisers).

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Measurement

Operating earnings before income taxes is an internal measure used by management to evaluate segment performance. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. However, the Company believes that the definitions of operating earnings before income taxes provide users with a valuable measure of its business and segment performances and enhance the understanding of the Company’s financial results by highlighting performance drivers. Each segment’s operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$80.5	$117.2	$333.4	$367.9
Annuities	50.5	78.3	180.1	197.3
Investment Management	45.6	58.6	139.5	163.3
Insurance Solutions:
Individual Life	(10.8)	39.8	70.3	134.3
Employee Benefits	44.2	37.0	122.5	91.7
Total Ongoing Business	210.0	330.9	845.8	954.5
Corporate	(75.6)	(47.1)	(177.1)	(122.7)
Closed Blocks:
Closed Block Institutional Spread Products	4.0	8.5	12.3	20.5
Closed Block Other	(1.4)	2.0	8.1	1.4
Closed Blocks	2.6	10.5	20.4	21.9
Total operating earnings before income taxes	137.0	294.3	689.1	853.7

Adjustments:
Closed Block Variable Annuity	(7.1)	136.0	144.0	78.1
Net investment gains (losses) and related charges and adjustments	(64.6)	43.4	(23.6)	174.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(31.7)	33.4	(54.3)	19.5
Loss related to businesses exited through reinsurance or divestment	(16.4)	(31.9)	(65.1)	(69.3)
Income (loss) attributable to noncontrolling interest	75.9	116.6	183.9	296.7
Loss related to early extinguishment of debt	(0.2)	—	(10.1)	—
Other adjustments to operating earnings	(12.6)	(32.0)	(36.1)	(65.6)
Income (loss) before income taxes	$80.3	$559.8	$827.8	$1,287.1

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

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$1,137.3	$605.7	$2,331.6	$1,797.1
Annuities	314.4	344.6	940.4	1,029.8
Investment Management	152.6	168.3	474.3	492.0
Insurance Solutions:
Individual Life	670.1	679.1	2,001.8	2,071.2
Employee Benefits	376.7	345.9	1,123.8	1,027.3
Total Ongoing Business	2,651.1	2,143.6	6,871.9	6,417.4
Corporate	14.1	22.9	53.1	71.8
Closed Blocks:
Closed Block Institutional Spread Products	13.5	18.6	41.9	53.2
Closed Block Other	1.4	6.8	10.9	21.8
Closed Blocks	14.9	25.4	52.8	75.0
Total operating revenues	2,680.1	2,191.9	6,977.8	6,564.2

Adjustments:
Closed Block Variable Annuity	789.0	665.6	1,711.9	1,068.3
Net realized investment gains (losses) and related charges and adjustments	(97.8)	48.2	(63.8)	164.8
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	119.9	48.2	110.7	—
Revenues related to businesses exited through reinsurance or divestment	27.3	(4.8)	15.7	81.1
Revenues attributable to noncontrolling interest	146.8	174.9	396.4	454.8
Other adjustments to operating revenues	54.2	72.1	195.7	237.9
Total revenues	$3,719.5	$3,196.1	$9,344.4	$8,571.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Management intersegment revenues	$39.9	$40.0	$118.4	$118.3

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2015	December 31, 2014
Retirement and Investment Solutions:
Retirement	$92,170.4	$96,433.9
Annuities	24,957.1	25,901.5
Investment Management	561.5	492.6
Insurance Solutions:
Individual Life	26,312.6	26,877.1
Employee Benefits	2,603.0	2,602.4
Total Ongoing Business	146,604.6	152,307.5
Corporate	6,330.3	5,889.3
Closed Blocks:
Closed Block Variable Annuity	44,547.0	48,706.9
Closed Block Institutional Spread Products	1,624.1	1,901.9
Closed Block Other	7,104.1	7,496.3
Closed Blocks	53,275.2	58,105.1
Total assets of segments	206,210.1	216,301.9
Noncontrolling interest	12,501.1	10,628.8
Total assets	$218,711.2	$226,930.7

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of September 30, 2015 and December 31, 2014, and their results of operations, comprehensive income and cash flows for the nine months ended September 30, 2015 and 2014.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018 and the 5.7% senior notes due 2043 (collectively, the "Senior Notes") and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the "Junior Subordinated Notes"), each issued by Parent Issuer, are fully and unconditionally guaranteed by Subsidiary Guarantor, a 100% owned subsidiary of Parent Issuer. No other subsidiary of Parent Issuer guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Parent Issuer does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Subsidiary Guarantor for amounts due and payable. See the Insurance Subsidiaries Note to these Condensed Consolidated Financial Statements for information on any significant restrictions on the ability of the Parent Issuer or Subsidiary Guarantor to obtain funds from the Non-Guarantor Subsidiaries by dividend or return of capital.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,227.1	$(15.3)	$69,211.8
Fixed maturities, at fair value using the fair value option	—	—	3,595.4	—	3,595.4
Equity securities, available-for-sale, at fair value	80.5	—	257.7	—	338.2
Short-term investments	212.0	—	1,360.9	—	1,572.9
Mortgage loans on real estate, net of valuation allowance	—	—	10,727.2	—	10,727.2
Policy loans	—	—	2,027.2	—	2,027.2
Limited partnerships/corporations	—	—	465.6	—	465.6
Derivatives	66.4	—	2,016.5	(163.4)	1,919.5
Investments in subsidiaries	15,980.1	11,732.0	—	(27,712.1)	—
Other investments	—	1.0	91.7	—	92.7
Securities pledged	—	—	1,099.5	—	1,099.5
Total investments	16,339.0	11,733.0	90,868.8	(27,890.8)	91,050.0
Cash and cash equivalents	321.5	2.0	2,187.6	—	2,511.1
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	723.7	(20.1)	734.3
Accrued investment income	—	—	930.3	—	930.3
Reinsurance recoverable	—	—	7,332.5	—	7,332.5
Deferred policy acquisition costs and Value of business acquired	—	—	4,926.0	—	4,926.0
Sales inducements to contract holders	—	—	243.4	—	243.4
Current income taxes	(23.1)	(2.9)	48.0	—	22.0
Deferred income taxes	463.9	40.5	1,205.5	—	1,709.9
Goodwill and other intangible assets	—	—	258.6	—	258.6
Loans to subsidiaries and affiliates	264.6	—	—	(264.6)	—
Due from subsidiaries and affiliates	7.2	0.5	1.7	(9.4)	—
Other assets	49.9	0.1	979.2	(3.4)	1,025.8
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	5,065.1	—	5,065.1
Cash and cash equivalents	—	—	775.0	—	775.0
Corporate loans, at fair value using the fair value option	—	—	7,147.7	—	7,147.7
Other assets	—	—	258.0	—	258.0
Assets held in separate accounts	—	—	94,721.5	—	94,721.5
Total assets	$17,453.7	$11,773.2	$217,672.6	$(28,188.3)	$218,711.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$17,635.9	$—	$17,635.9
Contract owner account balances	—	—	70,238.6	—	70,238.6
Payables under securities loan agreement, including collateral held	—	—	1,881.7	—	1,881.7
Short-term debt with affiliates	—	183.4	81.2	(264.6)	—
Long-term debt	2,997.4	484.9	18.6	(15.3)	3,485.6
Funds held under reinsurance agreements	—	—	1,017.6	—	1,017.6
Derivatives	97.0	—	891.8	(163.4)	825.4
Pension and other postretirement provisions	—	—	771.4	—	771.4
Due to subsidiaries and affiliates	1.7	—	(7.3)	5.6	—
Other liabilities	71.5	5.6	1,310.8	(38.5)	1,349.4
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	7,225.6	—	7,225.6
Other liabilities	—	—	2,309.9	—	2,309.9
Liabilities related to separate accounts	—	—	94,721.5	—	94,721.5
Total liabilities	3,167.6	673.9	198,097.3	(476.2)	201,462.6

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,286.1	11,099.3	16,612.8	(27,712.1)	14,286.1
Noncontrolling interest	—	—	2,962.5	—	2,962.5
Total shareholders' equity	14,286.1	11,099.3	19,575.3	(27,712.1)	17,248.6
Total liabilities and shareholders' equity	$17,453.7	$11,773.2	$217,672.6	$(28,188.3)	$218,711.2

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(5.4)	$—	$1,134.1	$(2.0)	$1,126.7
Fee income	—	—	871.8	—	871.8
Premiums	—	—	1,128.8	—	1,128.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(40.7)	—	(40.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.6	—	0.6
Net other-than-temporary impairments recognized in earnings	—	—	(41.3)	—	(41.3)
Other net realized capital gains (losses)	(1.7)	(0.1)	342.2	—	340.4
Total net realized capital gains (losses)	(1.7)	(0.1)	300.9	—	299.1
Other revenue	0.9	—	106.7	(0.9)	106.7
Income (loss) related to consolidated investment entities:
Net investment income	—	—	175.4	—	175.4
Changes in fair value related to collateralized loan obligations	—	—	11.0	—	11.0
Total revenues	(6.2)	(0.1)	3,728.7	(2.9)	3,719.5
Benefits and expenses:
Policyholder benefits	—	—	1,956.5	—	1,956.5
Interest credited to contract owner account balances	—	—	498.3	—	498.3
Operating expenses	3.9	—	747.9	(0.9)	750.9
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	316.3	—	316.3
Interest expense	37.0	10.3	1.1	(2.0)	46.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	66.7	—	66.7
Other expense	—	—	4.1	—	4.1
Total benefits and expenses	40.9	10.3	3,590.9	(2.9)	3,639.2
Income (loss) before income taxes	(47.1)	(10.4)	137.8	—	80.3
Income tax expense (benefit)	(15.3)	—	(23.0)	2.4	(35.9)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31.8)	(10.4)	160.8	(2.4)	116.2
Equity in earnings (losses) of subsidiaries, net of tax	72.1	(221.1)	—	149.0	—
Net income (loss) including noncontrolling interest	40.3	(231.5)	160.8	146.6	116.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	75.9	—	75.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$40.3	$(231.5)	$84.9	$146.6	$40.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(1.9)	$0.1	$3,443.9	$(6.8)	$3,435.3
Fee income	—	—	2,644.0	—	2,644.0
Premiums	—	—	2,404.8	—	2,404.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(51.3)	—	(51.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	3.3	—	3.3
Net other-than-temporary impairments recognized in earnings	—	—	(54.6)	—	(54.6)
Other net realized capital gains (losses)	(1.0)	0.3	94.6	—	93.9
Total net realized capital gains (losses)	(1.0)	0.3	40.0	—	39.3
Other revenue	2.7	—	315.3	(2.7)	315.3
Income (loss) related to consolidated investment entities:
Net investment income	—	—	529.3	—	529.3
Changes in fair value related to collateralized loan obligations	—	—	(23.6)	—	(23.6)
Total revenues	(0.2)	0.4	9,353.7	(9.5)	9,344.4
Benefits and expenses:
Policyholder benefits	—	—	3,802.3	—	3,802.3
Interest credited to contract owner account balances	—	—	1,473.2	—	1,473.2
Operating expenses	7.4	—	2,286.0	(2.7)	2,290.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	587.5	—	587.5
Interest expense	113.1	41.1	3.0	(6.8)	150.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	203.9	—	203.9
Other expense	—	—	8.6	—	8.6
Total benefits and expenses	120.5	41.1	8,364.5	(9.5)	8,516.6
Income (loss) before income taxes	(120.7)	(40.7)	989.2	—	827.8
Income tax expense (benefit)	(32.6)	(0.4)	175.8	(14.0)	128.8
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(88.1)	(40.3)	813.4	14.0	699.0
Equity in earnings (losses) of subsidiaries, net of tax	603.2	339.3	—	(942.5)	—
Net income (loss) including noncontrolling interest	515.1	299.0	813.4	(928.5)	699.0
Less: Net income (loss) attributable to noncontrolling interest	—	—	183.9	—	183.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$515.1	$299.0	$629.5	$(928.5)	$515.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(0.1)	$—	$1,165.3	$(1.6)	$1,163.6
Fee income	—	—	908.9	—	908.9
Premiums	—	—	595.1	—	595.1
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(19.5)	—	(19.5)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(19.4)	—	(19.4)
Other net realized capital gains (losses)	0.1	0.1	205.2	—	205.4
Total net realized capital gains (losses)	0.1	0.1	185.8	—	186.0
Other revenue	0.7	—	101.0	(0.7)	101.0
Income (loss) related to consolidated investment entities:
Net investment income	—	—	248.0	—	248.0
Changes in fair value related to collateralized loan obligations	—	—	(6.5)	—	(6.5)
Total revenues	0.7	0.1	3,197.6	(2.3)	3,196.1
Benefits and expenses:
Policyholder benefits	—	—	1,234.7	—	1,234.7
Interest credited to contract owner account balances	—	—	498.2	—	498.2
Operating expenses	0.6	(0.1)	767.5	(0.7)	767.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	30.6	—	30.6
Interest expense	36.9	11.0	0.9	(1.6)	47.2
Operating expenses related to consolidated investment entities:
Interest expense	—	—	56.6	—	56.6
Other expense	—	—	1.7	—	1.7
Total benefits and expenses	37.5	10.9	2,590.2	(2.3)	2,636.3
Income (loss) before income taxes	(36.8)	(10.8)	607.4	—	559.8
Income tax expense (benefit)	—	(12.0)	(26.8)	76.2	37.4
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(36.8)	1.2	634.2	(76.2)	522.4
Equity in earnings (losses) of subsidiaries, net of tax	442.6	434.0	—	(876.6)	—
Net income (loss) including noncontrolling interest	405.8	435.2	634.2	(952.8)	522.4
Less: Net income (loss) attributable to noncontrolling interest	—	—	116.6	—	116.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$405.8	$435.2	$517.6	$(952.8)	$405.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.0	$0.1	$3,428.4	$(5.4)	$3,430.1
Fee income	—	—	2,738.0	—	2,738.0
Premiums	—	—	1,825.4	—	1,825.4
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(25.4)	—	(25.4)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.2)	—	(0.2)
Net other-than-temporary impairments recognized in earnings	—	—	(25.2)	—	(25.2)
Other net realized capital gains (losses)	(4.7)	0.8	(336.0)	—	(339.9)
Total net realized capital gains (losses)	(4.7)	0.8	(361.2)	—	(365.1)
Other revenue	2.3	0.2	316.6	(2.3)	316.8
Income (loss) related to consolidated investment entities:
Net investment income	—	—	630.0	—	630.0
Changes in fair value related to collateralized loan obligations	—	—	(4.1)	—	(4.1)
Total revenues	4.6	1.1	8,573.1	(7.7)	8,571.1
Benefits and expenses:
Policyholder benefits	—	—	2,910.9	—	2,910.9
Interest credited to contract owner account balances	—	—	1,485.3	—	1,485.3
Operating expenses	2.9	—	2,314.5	(2.3)	2,315.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	272.4	—	272.4
Interest expense	111.7	32.5	3.5	(5.4)	142.3
Operating expenses related to consolidated investment entities:
Interest expense	—	—	152.3	—	152.3
Other expense	—	—	5.7	—	5.7
Total benefits and expenses	114.6	32.5	7,144.6	(7.7)	7,284.0
Income (loss) before income taxes	(110.0)	(31.4)	1,428.5	—	1,287.1
Income tax expense (benefit)	—	(10.7)	6.3	78.6	74.2
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(110.0)	(20.7)	1,422.2	(78.6)	1,212.9
Equity in earnings (losses) of subsidiaries, net of tax	1,026.2	572.2	—	(1,598.4)	—
Net income (loss) including noncontrolling interest	916.2	551.5	1,422.2	(1,677.0)	1,212.9
Less: Net income (loss) attributable to noncontrolling interest	—	—	296.7	—	296.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$916.2	$551.5	$1,125.5	$(1,677.0)	$916.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$40.3	$(231.5)	$160.8	$146.6	$116.2
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(97.3)	(160.4)	(97.3)	257.7	(97.3)
Other-than-temporary impairments	3.5	2.5	3.5	(6.0)	3.5
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	(97.2)	(158.7)	(97.2)	255.9	(97.2)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(33.7)	(55.2)	(33.7)	88.9	(33.7)
Other comprehensive income (loss), after tax	(63.5)	(103.5)	(63.5)	167.0	(63.5)
Comprehensive income (loss)	(23.2)	(335.0)	97.3	313.6	52.7
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	75.9	—	75.9
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(23.2)	$(335.0)	$21.4	$313.6	$(23.2)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$515.1	$299.0	$813.4	$(928.5)	$699.0
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,627.0)	(1,174.9)	(1,627.0)	2,801.9	(1,627.0)
Other-than-temporary impairments	12.9	9.8	12.9	(22.7)	12.9
Pension and other postretirement benefits liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	(1,624.4)	(1,167.5)	(1,624.4)	2,791.9	(1,624.4)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(566.4)	(406.5)	(566.4)	972.9	(566.4)
Other comprehensive income (loss), after tax	(1,058.0)	(761.0)	(1,058.0)	1,819.0	(1,058.0)
Comprehensive income (loss)	(542.9)	(462.0)	(244.6)	890.5	(359.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	183.9	—	183.9
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(542.9)	$(462.0)	$(428.5)	$890.5	$(542.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$405.8	$435.2	$634.2	$(952.8)	$522.4
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(510.8)	(408.7)	(510.8)	919.5	(510.8)
Other-than-temporary impairments	5.9	4.6	5.9	(10.5)	5.9
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	(508.3)	(404.9)	(508.3)	913.2	(508.3)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(175.8)	(139.6)	(175.8)	315.4	(175.8)
Other comprehensive income (loss), after tax	(332.5)	(265.3)	(332.5)	597.8	(332.5)
Comprehensive income (loss)	73.3	169.9	301.7	(355.0)	189.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	116.6	—	116.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$73.3	$169.9	$185.1	$(355.0)	$73.3

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$916.2	$551.5	$1,422.2	$(1,677.0)	$1,212.9
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,478.4	975.1	1,482.4	(2,457.5)	1,478.4
Other-than-temporary impairments	30.2	24.1	30.2	(54.3)	30.2
Pension and other postretirement benefits liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	1,498.3	996.8	1,502.3	(2,499.1)	1,498.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	527.2	351.7	527.2	(878.9)	527.2
Other comprehensive income (loss), after tax	971.1	645.1	975.1	(1,620.2)	971.1
Comprehensive income (loss)	1,887.3	1,196.6	2,397.3	(3,297.2)	2,184.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	296.7	—	296.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$1,887.3	$1,196.6	$2,100.6	$(3,297.2)	$1,887.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$32.7	$67.5	$2,916.5	$(330.3)	$2,686.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,040.5	—	8,040.5
Equity securities, available-for-sale	19.4	—	18.8	—	38.2
Mortgage loans on real estate	—	—	950.6	—	950.6
Limited partnerships/corporations	—	—	198.3	—	198.3
Acquisition of:
Fixed maturities	—	—	(9,699.4)	—	(9,699.4)
Equity securities, available-for-sale	(23.5)	—	(90.6)	—	(114.1)
Mortgage loans on real estate	—	—	(1,883.4)	—	(1,883.4)
Limited partnerships/corporations	—	—	(332.5)	—	(332.5)
Short-term investments, net	(212.0)	—	351.9	—	139.9
Policy loans, net	—	—	76.8	—	76.8
Derivatives, net	(4.0)	—	301.9	—	297.9
Other investments, net	—	13.7	5.0	—	18.7
Sales from consolidated investments entities	—	—	4,087.9	—	4,087.9
Purchases within consolidated investment entities	—	—	(6,056.5)	—	(6,056.5)
Maturity of intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans	(96.3)	—	—	96.3	—
Return of capital contributions and dividends from subsidiaries	1,281.0	1,197.7	—	(2,478.7)	—
Collateral received (delivered), net	—	—	530.5	—	530.5
Purchases of fixed assets, net	—	—	(38.3)	—	(38.3)
Net cash provided by (used in) investing activities	965.3	1,211.4	(3,538.5)	(2,383.1)	(3,744.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2015
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,635.4	—	5,635.4
Maturities and withdrawals from investment contracts	—	—	(5,018.2)	—	(5,018.2)
Repayment of debt with maturities of more than three months	—	(31.2)	—	—	(31.2)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Intercompany loans with maturities of more than three months	—	—	(0.7)	0.7	—
Net (repayments of) proceeds from short-term intercompany loans	—	33.7	62.6	(96.3)	—
Return of capital contributions and dividends to parent	—	(1,281.0)	(1,528.0)	2,809.0	—
Borrowings of consolidated investment entities	—	—	1,412.6	—	1,412.6
Repayments of borrowings of consolidated investment entities	—	—	(444.4)	—	(444.4)
Contributions from (distributions to) participants in consolidated investment entities	—	—	841.4	—	841.4
Excess tax benefits on share-based compensation	—	—	1.7	—	1.7
Share-based compensation	(4.4)	—	—	—	(4.4)
Common stock acquired - Share repurchase	(1,340.5)	—	—	—	(1,340.5)
Dividends paid	(6.9)	—	—	—	(6.9)
Net cash provided by (used in) financing activities	(1,358.6)	(1,278.5)	962.4	2,713.4	1,038.7
Net (decrease) increase in cash and cash equivalents	(360.6)	0.4	340.4	—	(19.8)
Cash and cash equivalents, beginning of period	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of period	$321.5	$2.0	$2,187.6	$—	$2,511.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(163.3)	$97.2	$3,108.3	$(126.0)	$2,916.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	9,192.3	—	9,192.3
Equity securities, available-for-sale	13.0	13.0	37.7	—	63.7
Mortgage loans on real estate	—	—	937.6	—	937.6
Limited partnerships/corporations	—	—	137.6	—	137.6
Acquisition of:
Fixed maturities	—	—	(9,172.3)	—	(9,172.3)
Equity securities, available-for-sale	(15.6)	—	(2.7)	—	(18.3)
Mortgage loans on real estate	—	—	(1,574.8)	—	(1,574.8)
Limited partnerships/corporations	—	—	(261.3)	—	(261.3)
Short-term investments, net	—	—	(124.5)	—	(124.5)
Policy loans, net	—	—	42.8	—	42.8
Derivatives, net	1.4	—	(672.1)	—	(670.7)
Other investments, net	—	0.8	37.7	—	38.5
Sales from consolidated investments entities	—	—	2,558.5	—	2,558.5
Purchases within consolidated investment entities	—	—	(4,292.6)	—	(4,292.6)
Maturity of intercompany loans with maturities more than three months	0.8	—	—	(0.8)	—
Net maturity of short-term intercompany loans	4.2	—	—	(4.2)	—
Return of capital contributions from subsidiaries	797.0	690.0	—	(1,487.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	116.8	—	116.8
Purchases of fixed assets, net	—	—	(26.5)	—	(26.5)
Net cash provided by (used in) investing activities	650.8	532.8	(3,065.8)	(1,171.0)	(3,053.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014
	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,681.5	—	5,681.5
Maturities and withdrawals from investment contracts	—	—	(7,332.9)	—	(7,332.9)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities of more than three months	—	—	(0.8)	0.8	—
Net (repayments of) proceeds from short-term intercompany loans	—	62.6	(66.8)	4.2	—
Return of capital contributions and dividends to parent	—	(690.0)	(923.0)	1,613.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	340.5	—	340.5
Repayments of borrowings of consolidated investment entities	—	—	(66.6)	—	(66.6)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,235.9	—	1,235.9
Share-based compensation	(14.8)	—	—	—	(14.8)
Common stock acquired - Share repurchase	(614.4)	—	—	—	(614.4)
Dividends paid	(7.7)	—	—	—	(7.7)
Net cash used in financing activities	(653.7)	(627.4)	(811.2)	1,297.0	(795.3)
Net increase in cash and cash equivalents	(166.2)	2.6	(768.7)	—	(932.3)
Cash and cash equivalents, beginning of period	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of period	$474.0	$3.7	$1,430.8	$—	$1,908.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and financial condition as of September 30, 2015 and December 31, 2014. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Annual Report on Form 10-K").

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

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities. Our Retirement segment also provides individual retirement accounts ("IRAs") and other retail financial products as well as comprehensive financial advisory services to individual customers as well as pension risk transfer solutions to institutional customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators ("TPAs"), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and the stable value business, as well as a team of affiliated brokers who sell our products both in person and via telephone.

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

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•
Our Individual Life segment provides wealth accumulation, protection and transfer opportunities through universal, variable and term life products. Our customers range across a variety of age groups and income levels. We primarily distribute our product offerings through a network of independent general agents and managing directors ("Aligned Distributors"), who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual funds.

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

Revision of Previously Issued Financial Statements

As part of our ongoing process of validating actuarial models, we identified during the second quarter of 2015 improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of our guaranteed minimum withdrawal benefits with life payouts ("GMWBL") products. The products are included in our CBVA segment, and are no longer offered by the Company. The errors affected our financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for periods prior to and including the three months ended March 31, 2015, and did not impact regulatory or rating agency capital. The errors did not affect our variable annuity policyholders in any manner.
Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, we have concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in our quarterly and annual financial statements that have been previously filed in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and the three and nine months ended September 30, 2015, we have made appropriate revisions to our financial statements for historical periods. Such changes are reflected in the financial results for the three and nine months ended September 30, 2014 and as of December 31, 2014 included in the interim financial statements in this Quarterly Report on Form 10-Q and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, we are cognizant of the potential for an increase in volatility upon the normalization of monetary policy. More recently we have seen a spike in volatility in both credit and equity markets primarily as a result of heightened concern around the health of economic activity in China and, by extension, global economic conditions. In the short- to medium-term, the potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 ("financial crisis") and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe current market conditions may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable.

Interest Rate Environment

After generally moving modestly higher in the first half of 2015, yields across most high quality fixed income classes were relatively unchanged in the third quarter of 2015, and remain at levels that are still low by historical standards. The possibility that the Federal Reserve Board in the United States will begin normalization of monetary policy through an increase in the federal funds rate may impact both the level and volatility of long term interest rates. The timing and impact of any such increases in the federal fund rate are uncertain, depending on the Federal Reserve Board's assessment of economic growth, development in labor markets, inflation and other risks.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $89.0 billion as of September 30, 2015, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2015 will earn an average yield in the range of 4.00% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

118

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

In the long-term, however, we believe the financial crisis and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth and enhance the attractiveness of our broad portfolio of products and services.

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

Strategic Investment Program

On June 2, 2015, we announced that we would incur $350.0 million of expenses over the next four years as it relates to IT simplification, digital and analytics and cross-enterprise initiatives ("Strategic Investment Program"). During the fourth quarter of 2015, we expect to incur approximately $25 million to $35 million of expenses on these projects. For the nine months ended September 30, 2015, we incurred $44.8 million of expenses related to the Strategic Investment Program, which are reported in the Corporate segment.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Revenues:
Net investment income	$1,126.7	$1,163.6	$3,435.3	$3,430.1
Fee income	871.8	908.9	2,644.0	2,738.0
Premiums	1,128.8	595.1	2,404.8	1,825.4
Net realized capital gains (losses)	299.1	186.0	39.3	(365.1)
Other revenue	106.7	101.0	315.3	316.8
Income (loss) related to consolidated investment entities:
Net investment income	175.4	248.0	529.3	630.0
Changes in fair value related to collateralized loan obligations	11.0	(6.5)	(23.6)	(4.1)
Total revenues	3,719.5	3,196.1	9,344.4	8,571.1
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	2,454.8	1,732.9	5,275.5	4,396.2
Operating expenses	750.9	767.3	2,290.7	2,315.1
Net amortization of Deferred policy acquisition costs and Value of business acquired	316.3	30.6	587.5	272.4
Interest expense	46.4	47.2	150.4	142.3
Operating expenses related to consolidated investment entities:
Interest expense	66.7	56.6	203.9	152.3
Other expense	4.1	1.7	8.6	5.7
Total benefits and expenses	3,639.2	2,636.3	8,516.6	7,284.0
Income (loss) before income taxes	80.3	559.8	827.8	1,287.1
Income tax expense (benefit)	(35.9)	37.4	128.8	74.2
Net income (loss)	116.2	522.4	699.0	1,212.9
Less: Net income (loss) attributable to noncontrolling interest	75.9	116.6	183.9	296.7
Net income (loss) available to our common shareholders	$40.3	$405.8	$515.1	$916.2

The following table presents AUM and AUA as of the dates indicated:

	September 30,
($ in millions)	2015	2014
AUM and AUA:
Retirement and Investment Solutions:
Retirement	$288,349.7	$348,593.7
Annuities	26,700.9	26,790.1
Investment Management	249,439.0	259,757.3
Insurance Solutions:
Individual Life	15,485.9	16,118.7
Employee Benefits	1,809.7	1,796.8
Eliminations/Other	(171,336.4)	(179,064.2)
Total Ongoing Business	410,448.8	473,992.4
Closed Blocks:
Closed Block Variable Annuity	38,229.2	43,550.2
Closed Block Institutional Spread Products	1,509.9	1,767.9
Closed Block Other	214.9	532.5
Total Closed Blocks	39,954.0	45,850.6
Total AUM and AUA	$450,402.8	$519,843.0

AUM	268,932.9	279,021.5
AUA	181,469.9	240,821.5
Total AUM and AUA	$450,402.8	$519,843.0

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$80.5	$117.2	$333.4	$367.9
Annuities	50.5	78.3	180.1	197.3
Investment Management	45.6	58.6	139.5	163.3
Insurance Solutions:
Individual Life	(10.8)	39.8	70.3	134.3
Employee Benefits	44.2	37.0	122.5	91.7
Total Ongoing Business	210.0	330.9	845.8	954.5
Corporate	(75.6)	(47.1)	(177.1)	(122.7)
Closed Blocks:
Closed Block Institutional Spread Products	4.0	8.5	12.3	20.5
Closed Block Other	(1.4)	2.0	8.1	1.4
Total Closed Blocks (1)	2.6	10.5	20.4	21.9
Total operating earnings before income taxes	137.0	294.3	689.1	853.7

Adjustments:
Closed Block Variable Annuity	(7.1)	136.0	144.0	78.1
Net investment gains (losses) and related charges and adjustments	(64.6)	43.4	(23.6)	174.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(31.7)	33.4	(54.3)	19.5
Loss related to businesses exited through reinsurance or divestment	(16.4)	(31.9)	(65.1)	(69.3)
Income (loss) attributable to noncontrolling interest	75.9	116.6	183.9	296.7
Loss related to early extinguishment of debt	(0.2)	—	(10.1)	—
Other adjustments to operating earnings	(12.6)	(32.0)	(36.1)	(65.6)
Income (loss) before income taxes	$80.3	$559.8	$827.8	$1,287.1
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Retirement and Investment Solutions:
Retirement	$1,137.3	$605.7	$2,331.6	$1,797.1
Annuities	314.4	344.6	940.4	1,029.8
Investment Management	152.6	168.3	474.3	492.0
Insurance Solutions:
Individual Life	670.1	679.1	2,001.8	2,071.2
Employee Benefits	376.7	345.9	1,123.8	1,027.3
Total Ongoing Business	2,651.1	2,143.6	6,871.9	6,417.4
Corporate	14.1	22.9	53.1	71.8
Closed Blocks:
Closed Block Institutional Spread Products	13.5	18.6	41.9	53.2
Closed Block Other	1.4	6.8	10.9	21.8
Total Closed Blocks(1)	14.9	25.4	52.8	75.0
Total operating revenues	2,680.1	2,191.9	6,977.8	6,564.2

Adjustments:
Closed Block Variable Annuity	789.0	665.6	1,711.9	1,068.3
Net realized investment gains (losses) and related charges and adjustments	(97.8)	48.2	(63.8)	164.8
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	119.9	48.2	110.7	—
Revenues related to businesses exited through reinsurance or divestment	27.3	(4.8)	15.7	81.1
Revenues attributable to noncontrolling interest	146.8	174.9	396.4	454.8
Other adjustments to operating revenues	54.2	72.1	195.7	237.9
Total revenues	$3,719.5	$3,196.1	$9,344.4	$8,571.1
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

The following table presents the adjustment to Income (loss) before income taxes related to Net investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Other-than-temporary impairments	$(37.7)	$(8.0)	$(49.9)	$(13.8)
CMO-B fair value adjustments(1)	(51.6)	34.9	(14.0)	154.1
Gains (losses) on the sale of securities	(7.1)	15.7	2.3	44.3
Other, including changes in the fair value of derivatives	2.7	5.2	3.7	(21.3)
Total investment gains (losses)	(93.7)	47.8	(57.9)	163.3
Net amortization of DAC/VOBA and other intangibles on above	26.0	(4.6)	32.7	9.2
Net investment gains (losses), including Closed Block Variable Annuity	(67.7)	43.2	(25.2)	172.5
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(3.1)	(0.2)	(1.6)	(1.5)
Net investment gains (losses)	$(64.6)	$43.4	$(23.6)	$174.0
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Gain (loss), excluding nonperformance risk	$75.3	$(13.8)	$51.4	$(39.3)
Gain (loss) due to nonperformance risk	19.9	61.5	14.4	46.4
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	95.2	47.7	65.8	7.1
Net amortization of DAC/VOBA and sales inducements	(126.9)	(14.3)	(120.1)	12.4
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(31.7)	$33.4	$(54.3)	$19.5

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking). See the descriptions within the "Results of Operations" section for a more comprehensive discussion of the causes of changes in Operating earnings before income taxes.

During the third quarter of 2015, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $82.0 million to Operating earnings before income taxes for the three and nine months ended September 30, 2015, compared to a net unfavorable impact of $19.3 million for the three and nine months ended September 30, 2014. These favorable/(unfavorable) impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking.

During the third quarter of 2015, we received a distribution of cash in the amount of $2.5 million in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery") which was recognized in Net investment income. In addition, we recognized losses on certain receivables associated with previously disposed Low Income Housing Tax Credit partnerships (“LIHTC”). These losses, in the amount of $0.9 million, were also recognized in Net investment income. Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as “Net gain(loss) from Lehman Recovery/LIHTC.”

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking(1)	$(93.1)	$(21.1)	$(95.4)	$(30.6)
Net gain (loss) from Lehman Recovery/LIHTC	1.6	—	1.6	4.0
(1) Includes the impact of the annual review assumptions.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Income (loss)

Net investment income decreased $36.9 million from $1,163.6 million to $1,126.7 million primarily due to lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities (“AR/MYGAs”) in our Annuities segment, the decrease in block size in our Closed Block Institutional Spreads Products segment and the impact of the Term Life Coinsurance Agreement (defined below in the Individual Life segment’s results of operations). Partially offsetting the decrease was an increase in general account assets in our Retirement and CBVA segments and growth in AUM related to fixed indexed annuities (“FIA”) in our Annuities segment.

Fee income decreased $37.1 million from $908.9 million to $871.8 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM as well as lower recordkeeping and full service fees in our Retirement segment. These decreases were partially offset by the favorable impact of prospective assumption updates and increased cost of insurance fees on the aging in-force universal life block in the Individual Life segment.

Premiums increased $533.7 million from $595.1 million to $1,128.8 million primarily due to sales of pension risk transfer contracts in our Retirement segment, along with the annuitization of life contingent contracts in our CBVA segment, higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. These increases were partially offset by lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life segment due to the impact of the Term Life Coinsurance Agreement.

Net realized capital gains (losses) increased $113.1 million from a gain of $186.0 million to a gain of $299.1 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment and Ongoing Business, discussed below, as well as changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an increase in Net realized capital gains of $28.0 million, from $232.8 million to $260.8 million. In addition, favorable variances due to market value changes in assets associated with business reinsured correspond to an increase in Interest credited and other benefits to contract owners/policyholders. These improvements were partially offset by unfavorable changes in investment gains (losses), which are described below under Net investment gains (losses) and related charges and adjustments.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $78.6 million increase in Net realized capital gains, including a favorable variance of $907.1 million related to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, partially offset by an unfavorable variance of $828.5 million due to changes in guaranteed benefit derivatives. In addition, net realized capital gains increased $112.9 million primarily due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business. The favorable variances, which included the impact of prospective assumption changes, were due to unfavorable equity market movements in the current period compared to the prior period and implied volatility.

Interest credited and other benefits to contract owner/policyholders increased $721.9 million from $1,732.9 million to $2,454.8 million primarily due to sales of pension risk transfer contracts in our Retirement segment, reserve changes in our CBVA segment as a result of higher unfavorable equity market returns in the current period as well as impacts of policyholder behavior and other assumption updates, and an unfavorable change in mortality, net of reinsurance, in the Individual Life segment resulting from a higher claims severity. Higher reserves associated with annuitization of life contingent contracts in our CBVA segment also contributed to the increase, in addition to an increase in reserves in our Employee Benefits segment, primarily due to higher stop loss sales and higher group life and voluntary in-force due to improved persistency resulting in higher benefits incurred. An unfavorable variance due to changes in the funds withheld reserve and the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets is partially offset by a corresponding amount recorded in Net realized capital gains (losses). These increases were partially offset by favorable changes in intangibles unlocking from prospective assumption changes primarily in the Individual Life segment, a decrease in reserves as a result of the Term Life Coinsurance Agreement, a decrease in annuity payout reserves resulting from a decrease in immediate annuities with life contingencies, a reserve adjustment related to a valuation model refinement and a decrease in interest credited driven by the continued runoff of AR/MYGAs.

Operating expenses decreased $16.4 million from $767.3 million to $750.9 million primarily due to lower Operating expenses in our CBVA segment as a result of continued run-off of the block, lower recordkeeping expenses in our Retirement segment, and lower restructuring costs. These decreases were partially offset by higher sales related expenses in our Employee Benefits segment and expenses from our Strategic Investment Program.

Net amortization of DAC/VOBA increased $285.7 million from $30.6 million to $316.3 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to the prior period as a result of prospective assumption changes in our segments. These increases were partially offset by lower amortization resulting from lower gross profits and lower amortization rates in our Retirement segment.

Income (loss) before income taxes decreased $479.5 million from $559.8 million to $80.3 million as a result of changes in reserves in our CBVA segment primarily due to policyholder behavior and other assumption updates as well as unfavorable DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes and unfavorable changes in mortality. In addition, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates as well as lower recordkeeping and full service fees in our Retirement segment contributed to the decline. These decreases were partially offset by favorable loss ratios in stop loss, lower operating expenses, improved margins related to the change in mix of business between AR/MYGAs and FIAs, and a reserve adjustment related to a valuation model refinement.

Income tax expense (benefit) changed $73.3 million from $37.4 million to $(35.9) million primarily due to a decrease in Income (loss) before income taxes, partially offset by a decrease in the amount of the valuation allowance released in the current period compared to the prior period.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $157.3 million from $294.3 million to $137.0 million primarily due to unfavorable DAC/VOBA and other intangibles unlocking in the current period compared to the prior period as a result of prospective assumption changes in our segments, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and unfavorable variances in mortality results net of reinsurance in the Individual Life segment. The unfavorable change in the Individual Life mortality reflects higher claims severity in the current period. In addition, higher Operating expenses as a result of our Strategic Investment Program contributed to the decrease. These decreases were partially offset by favorable loss ratios in group stop loss in our Employee Benefits segment, a reserve adjustment related to a valuation model refinement and improved margins in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments changed $108.0 million from $43.4 million to $(64.6) million as a result of several factors, including lower gains from changes in fair value adjustments on our CMO-B portfolio and higher other-than-temporary impairments.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $65.1 million from $33.4 million to $(31.7) million primarily due to hedge losses resulting from a high level of market volatility in the current period, unfavorable changes due to assumption updates and a decrease in the gain on nonperformance risk. Unfavorable changes due to assumption updates included favorable changes in the fair value of guaranteed benefit derivatives, excluding nonperformance risk, that were more than offset by higher DAC/VOBA and other intangibles amortization and unlocking.

Loss related to businesses exited through reinsurance or divestment decreased $15.5 million from $31.9 million to $16.4 million primarily due to lower costs associated with reinsurance transactions, partially offset by costs related to a reinsurance transaction expected to close in the fourth quarter of 2015.

Other adjustments to operating earnings changed $19.4 million from $(32.0) million to $(12.6) million primarily due to lower restructuring costs.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Income (Loss)

Net investment income increased $5.2 million from $3,430.1 million to $3,435.3 million primarily due to an increase in general account assets in our Retirement and CBVA segments, growth in fixed indexed annuities (“FIA”) in our Annuities segment and higher prepayment income in the Individual Life and Retirement segments. Partially offsetting the increase were lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the AR/MYGAs in our Annuities segment, the decrease in block size in our Closed Block Institutional Spreads Products segment and the impact of the Term Life Coinsurance Agreement.

Fee income decreased $94.0 million from $2,738.0 million to $2,644.0 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM and lower recordkeeping fees in our Retirement segment. These decreases were partially offset by increased cost of insurance fees on the aging in-force universal life block , the impact of prospective assumptions changes in the Individual Life segment and an increase in fees from higher mutual funds AUM in our Annuities segment.

Premiums increased $579.4 million from $1,825.4 million to $2,404.8 million primarily due to the sale of pension risk transfer contracts in our Retirement segment, annuitization of life contingent contracts in our CBVA segment, higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. The increase was partially offset by lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life and Closed Block Other segments due to the impacts of the Term Life Coinsurance Agreement and the Second Quarter 2015 Reinsurance Transaction (defined below in the Closed Blocks segment’s results of operations), respectively. The variances in Premiums correspond to changes in Interest credited and other benefits to contract owners/policyholders.

Net realized capital gains (losses) changed $404.4 million from $(365.1) million to $39.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment and Ongoing Business, discussed below, as well as changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an increase in Net realized capital gains (losses) of $21.1 million, from $222.0 million to $243.1 million. These improvements were partially offset by unfavorable changes in investment gains (losses), which are described below under Net investment gains (losses) and related charges and adjustments. In addition, unfavorable variances due to market value changes and sales of securities associated with business reinsured correspond to an increase in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $529.3 million increase in Net realized capital gains (losses), including a favorable variance of $811.6 million due to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, partially offset by an unfavorable variance of $282.3 million related to changes in guaranteed benefit derivatives. In addition, net realized capital gains increased $142.2 million primarily due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business. The favorable variances, which included the impact of prospective assumption changes, were due to unfavorable equity market movements in the current period compared to the prior period.

Other revenue decreased $1.5 million from $316.8 million to $315.3 million primarily due to changes in market value adjustments upon surrender.

Interest credited and other benefits to contract owners/policyholders increased $879.3 million from $4,396.2 million to $5,275.5 million as a result of several factors, including sales of pension risk transfer contracts in our Retirement segment, reserve changes in our CBVA segment as a result of unfavorable equity market returns in the current period compared to favorable returns in the prior period, as well as impacts of policyholder behavior and other assumption updates, and an unfavorable change in mortality, net of reinsurance, in the Individual Life segment resulting from a higher claims severity. Higher reserves associated with annuitization of life contingent contracts in our CBVA segment also contributed to the increase, in addition to an increase in reserves in our Employee Benefits segment, primarily due to higher stop loss sales and higher group life and voluntary in-force due to improved persistency resulting in higher benefits incurred. Partially offsetting these increases was a favorable variance due to changes in the funds withheld reserve and the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, which are partially offset by a corresponding amount recorded in Net realized capital gains (losses). In addition, favorable changes in intangibles unlocking from prospective assumption changes primarily in the Individual Life segment, a decrease in reserves as a result of the Term Life Coinsurance Agreement, a decrease in annuity payout reserves resulting from a decrease in immediate annuities with life contingencies, a reserve adjustment related to a valuation model refinement and a decrease in interest credited driven by the continued runoff of AR/MYGAs, also partially offset the overall increase.

Operating expenses decreased $24.4 million from $2,315.1 million to $2,290.7 million primarily due to lower Operating expenses in our CBVA segment as a result of continued run-off of the block, lower recordkeeping expenses in our Retirement segment, and lower restructuring costs. These decreases were partially offset by higher sales related expenses in our Employee Benefits segment, the impact of the Second Quarter 2015 Reinsurance Transaction, and expenses from our Strategic Investment Program.

Net amortization of DAC/VOBA increased $315.1 million from $272.4 million to $587.5 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to the prior period as a result of prospective assumption changes in our segments and higher amortization resulting from higher gross profits in our Annuities segment. These increases were partially offset by favorable unlocking in our Individual Life segment, lower amortization resulting from lower gross profits and amortization rates in our Retirement segment, and lower amortization in our Employee Benefits segment as a result of terminated cases in the prior period.

Income (loss) before income taxes decreased $459.3 million from $1,287.1 million to $827.8 million as a result of an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and lower net investment gains, which are described below under Net investment gains (losses) and related charges and adjustments. In addition, lower recordkeeping fees in our Retirement segment, an unfavorable change in mortality from a higher claims severity in the Individual Life segment, and higher operating expenses as result of our Strategic Investment Program also contributed to the decrease. These decreases were partially offset by favorable loss ratios in stop loss and group life, improved margins related to the change in mix of business between AR/MYGAs and FIAs, a reserve adjustment related to a valuation model refinement and higher prepayment income.

Income tax expense (benefit) increased $54.6 million from $74.2 million to $128.8 million primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period, partially offset by a decrease in Income (loss) before income taxes.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $164.6 million from $853.7 million to $689.1 million primarily due to an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and higher Operating expenses as a result of our Strategic Investment Program. In addition, an unfavorable change in mortality largely driven by higher claims severity primarily in our Individual Life segment and lower recordkeeping fees in our Retirement segment also contributed to the decrease. These items were partially offset by higher prepayment income, favorable loss ratios in stop loss and group life in our Employee Benefits segment, a reserve adjustment related to a valuation model refinement and improved margins in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments changed $197.6 million from $174.0 million to $(23.6) million as a result of lower gains from changes in fair value adjustments on our CMO-B portfolio, higher other-than-temporary impairments, and unfavorable DAC/VOBA and other intangibles amortization.

Net guaranteed benefit hedging losses and related charges and adjustments changed $73.8 million from $19.5 million to $(54.3) million primarily due to hedge losses resulting from a high level of market volatility in the current period, unfavorable changes due to assumption updates and a decrease in the gain on nonperformance risk. Unfavorable changes due to assumption updates included favorable changes in the fair value of guaranteed benefit derivatives, excluding nonperformance risk, that were more than offset by higher DAC/VOBA and other intangibles amortization and unlocking.

Loss related to businesses exited through reinsurance or divestment decreased $4.2 million from $69.3 million to $65.1 million primarily due to lower costs associated with reinsurance transactions, partially offset by costs related to a reinsurance transaction expected to close in the fourth quarter of 2015.

Other adjustments to operating earnings changed $29.5 million from $(65.6) million to $(36.1) million primarily due to lower restructuring costs.

Income (loss) on early extinguishment of debt of $(10.1) million in the current period was primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table presents Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating earnings before income taxes	$210.0	$330.9	$845.8	$954.5

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(93.1)	$(21.1)	$(95.4)	$(30.6)

Ongoing Business - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating earnings before income taxes decreased $120.9 million from $330.9 million to $210.0 million primarily due to an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates. In addition, an unfavorable change in mortality largely driven by higher claims severity in the Individual Life segment and lower recordkeeping and full service fees in our Retirement segment contributed to the decrease. These items were partially offset by higher prepayment income, favorable loss ratios in stop loss, a reserve adjustment related to a valuation model refinement and improved margins in our Annuities segment.

Ongoing Business - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating earnings before income taxes decreased $108.7 million from $954.5 million to $845.8 million primarily due to an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates. In addition, an unfavorable change in mortality largely driven by higher claims severity in the Individual Life segment, the impact of the Term Life Coinsurance Agreement and lower recordkeeping and full service fees in our Retirement segment contributed to the decrease. These items were partially offset by higher prepayment income, favorable loss ratios in stop loss and group life, a reserve adjustment related to a valuation model refinement and improved margins in our Annuities segment.

Results of Operations - Segment by Segment

Retirement and Investment Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$395.1	$393.6	$1,166.1	$1,161.7
Fee income	180.9	193.5	556.7	577.5
Premiums	543.6	0.7	558.0	4.8
Other revenue	17.7	17.9	50.8	53.1
Total operating revenues	1,137.3	605.7	2,331.6	1,797.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	759.9	209.4	1,190.7	629.4
Operating expenses	210.6	208.6	651.7	651.9
Net amortization of DAC/VOBA	86.3	70.5	155.8	147.9
Total operating benefits and expenses	1,056.8	488.5	1,998.2	1,429.2
Operating earnings before income taxes	$80.5	$117.2	$333.4	$367.9

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(48.2)	$(30.4)	$(48.9)	$(34.6)

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $(39.0) million for the three and nine months ended September 30, 2015 and $(18.8) million for the three and nine months ended September 30, 2014, which was included in Net amortization of DAC/VOBA. The unlocking in the current period was primarily driven by changes in portfolio yields and projected margins partially offset by favorable lapse and renewal premium experience. See Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	September 30,
($ in millions)	2015	2014
Corporate markets	$43,215.1	$42,269.8
Tax-exempt markets	50,226.4	53,406.6
Total full service plans	93,441.5	95,676.4
Stable value(1) and pension risk transfer	10,664.6	8,827.1
Retail wealth management	3,186.7	3,151.2
Total AUM	107,292.8	107,654.7
AUA	181,056.9	240,939.0
Total AUM and AUA	$288,349.7	$348,593.7
(1) Stable value assets where we are the investment manager.

	September 30,
($ in millions)	2015	2014
General Account	$29,324.4	$27,498.0
Separate Account	54,842.4	59,112.1
Mutual Fund/Institutional Funds	23,126.0	21,044.6
AUA	181,056.9	240,939.0
Total AUM and AUA	$288,349.7	$348,593.7

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$112,983.5	$108,428.2	$109,693.3	$105,236.9
Deposits	3,934.4	3,165.9	11,752.2	9,887.0
Surrenders, benefits and product charges	(5,063.4)	(3,232.3)	(11,745.3)	(9,931.4)
Net flows	(1,129.0)	(66.4)	6.9	(44.4)
Interest credited and investment performance	(4,561.7)	(707.1)	(2,407.4)	3,371.0
Transfer to reinsurer	—	—	—	(908.8)
Balance as of end of period	$107,292.8	$107,654.7	$107,292.8	$107,654.7

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the "Second Quarter 2014 Reinsurance Transaction”). This transaction was accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above for the current period.

Retirement - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) increased $1.5 million from $393.6 million to $395.1 million primarily due to growth in general account assets mainly driven by positive net flows, including participant transfers from variable investment options into fixed investment options, as well as higher prepayment income. These increases were partially offset by lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $12.6 million from $193.5 million to $180.9 million primarily due to lower fees in our recordkeeping and full service businesses. The decrease in recordkeeping and full service retirement plan fees was primarily due to terminated contracts.

Premiums increased $542.9 million from $0.7 million to $543.6 million primarily due to pension risk transfer contracts, a new product that launched in the fourth quarter 2014. This increase corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $550.5 million from $209.4 million to $759.9 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses increased $2.0 million from $208.6 million to $210.6 million due to higher distribution expenses partially offset by lower recordkeeping expenses associated with terminated contracts during the current period.

Net amortization of DAC/VOBA increased $15.8 million from $70.5 million to $86.3 million primarily due to higher unfavorable unlocking resulting from the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking in the current period. This increase was partially offset by lower amortization due to lower gross profits and amortization rates.

Operating earnings before income taxes decreased $36.7 million from $117.2 million to $80.5 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of assumption updates as well as the impact of terminated contracts in the recordkeeping and full service businesses, lower alternative investment income and higher distribution expenses in the current period. These unfavorable changes are partially offset by lower DAC/VOBA amortization due to a decline in gross profits and amortization rates and higher prepayment income.

Retirement - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) increased $4.4 million from $1,161.7 million to $1,166.1 million due to growth in general account assets driven by positive net flows, including participant transfers from variable investment options into fixed investment options, and higher prepayment income. These increases were partially offset by lower alternative investment income, the impact of the Second Quarter 2014 Reinsurance Transaction and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $20.8 million from $577.5 million to $556.7 million primarily due to lower fees in our recordkeeping business, primarily due to terminated contracts.

Premiums increased $553.2 million from $4.8 million to $558.0 million primarily due to pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue decreased $2.3 million from $53.1 million to $50.8 million primarily due to unfavorable changes in market value adjustments related to plan sponsors upon surrender during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $561.3 million from $629.4 million to $1,190.7 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above. These increases were partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction.

Operating expenses remained flat at $651.9 million in the current period compared to the prior period. The current period reflects lower recordkeeping expenses associated with terminated contracts and lower expenses due to the impact of the Second Quarter 2014 Reinsurance Transaction. These unfavorable changes were fully offset by higher distribution expenses.

Net amortization of DAC/VOBA increased $7.9 million from $147.9 million to $155.8 million primarily due to higher unfavorable unlocking due to the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking in the current period. This increase was partially offset by lower amortization due to lower gross profits and amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $34.5 million from $367.9 million to $333.4 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of assumption updates, the impact of terminated contracts in the recordkeeping business and lower alternative investment income in the current period. These unfavorable changes are partially offset by higher prepayment income and lower DAC/VOBA amortization due to a decline in gross profits and amortization rates.

Retirement and Investment Solutions - Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$264.8	$282.3	$795.0	$828.7
Fee income	16.0	15.0	47.2	42.4
Premiums	30.1	42.7	87.2	144.3
Other revenue	3.5	4.6	11.0	14.4
Total operating revenues	314.4	344.6	940.4	1,029.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	166.0	204.1	518.7	631.3
Operating expenses	38.1	34.8	114.1	106.9
Net amortization of DAC/VOBA	59.8	27.4	127.5	94.3
Total operating benefits and expenses	263.9	266.3	760.3	832.5
Operating earnings before income taxes	$50.5	$78.3	$180.1	$197.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(12.9)	$17.8	$1.6	$27.5

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $(18.0) million for the three and nine months ended September 30, 2015 and $10.3 for the three and nine months ended September 30, 2014, which was included in Net amortization of DAC/VOBA. The unlocking in the current period was driven primarily by revisions to projected margins for FIAs. See Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles for further description.

The following table presents AUM for our Annuities segment as of the dates indicated:

	September 30,
($ in millions)	2015	2014
AUM:
General account	$21,704.1	$22,111.7
Separate account	711.3	798.2
Mutual funds	4,285.5	3,880.2
Total AUM	$26,700.9	$26,790.1

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$26,889.5	$27,264.9	$26,650.0	$26,646.7
Deposits	875.5	687.1	2,302.5	2,345.6
Surrenders, benefits and product charges	(841.5)	(1,310.0)	(2,481.2)	(3,005.5)
Net flows	34.0	(622.9)	(178.7)	(659.9)
Interest credited and investment performance	(222.6)	148.1	229.6	803.3
Balance as of end of period	$26,700.9	$26,790.1	$26,700.9	$26,790.1

Annuities - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net investment income and net realized gains (losses) decreased $17.5 million from $282.3 million to $264.8 million primarily due to lower general account assets resulting from the continued run-off of the AR/MYGAs and lower alternative investment income. These decreases were partially offset by higher investment income resulting from the growth in FIAs.

Fee income increased $1.0 million from $15.0 million to $16.0 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased from $3.9 billion to $4.4 billion due to positive net flows and market performance.

Premiums decreased $12.6 million from $42.7 million to $30.1 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower Interest credited and other benefits to contract owner/policyholders.

Other revenue decreased $1.1 million from $4.6 million to $3.5 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $38.1 million from $204.1 million to $166.0 million primarily due to a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies and a reserve adjustment related to a valuation model refinement. Also contributing to the decline was lower interest credited, due to the continued run-off of the AR/MYGAs, as referenced above. The change in mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on AR/MYGAs. These favorable changes are partially offset by unfavorable sales inducement amortization during the current period.

Operating expenses increased $3.3 million from $34.8 million to $38.1 million primarily due to higher mutual fund commissions and increases in technology and distribution expenses.

Net amortization of DAC/VOBA increased $32.4 million from $27.4 million to $59.8 million primarily due to unfavorable DAC/VOBA unlocking due to annual assumption updates as well as an increase in amortization due to higher gross profits in the current period. These unfavorable changes were partially offset by the impact of lower amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $27.8 million from $78.3 million to $50.5 million as a result of unfavorable DAC/VOBA unlocking resulting from annual assumption updates and lower alternative investment income. Partially offsetting these items were improved margins related to the change in mix of business between AR/MYGAs and FIAs, and a reserve adjustment related to a valuation model refinement.

Annuities - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $33.7 million from $828.7 million to $795.0 million primarily due to lower general account assets resulting from the continued run-off of the AR/MYGAs, and lower alternative investment income. Partially offsetting these items was higher investment income resulting from the growth in FIAs and higher prepayment income.

Fee income increased $4.8 million from $42.4 million to $47.2 million primarily due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial product increased from $3.7 billion to $4.3 billion during the current year due to positive net flows and market performance.

Premiums decreased $57.1 million from $144.3 million to $87.2 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower Interest credited and other benefits to contract owner/policyholders.

Other revenue decreased $3.4 million from $14.4 million to $11.0 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $112.6 million from $631.3 million to $518.7 million primarily due to a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies and a reserve adjustment related to a valuation model refinement. Also contributing to the decline was lower interest credited, primarily due to the continued run-off of the AR/MYGAs as referenced above. The change in mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on AR/MYGAs. These favorable changes are partially offset by unfavorable sales inducements amortization during the current period.

Operating expenses increased $7.2 million from $106.9 million to $114.1 million primarily due to higher mutual fund commissions and increases in technology and distribution expenses.

Net amortization of DAC/VOBA increased $33.2 million from $94.3 million to $127.5 million primarily due to unfavorable DAC/VOBA unlocking due to annual assumption updates as well as an increase in amortization due to higher gross profits in the current period. These unfavorable changes were partially offset by the impact of lower amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $17.2 million from $197.3 million to $180.1 million as a result of unfavorable DAC/VOBA unlocking resulting from annual assumption updates and lower alternative investment income. Partially offsetting these items were improved margins related to the change in mix of business between AR/MYGAs and FIAs, higher prepayment income, and a reserve adjustment related to a valuation model refinement.

Retirement and Investment Solutions - Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$0.4	$9.0	$9.9	$24.3
Fee income	145.0	149.5	439.5	442.4
Other revenue	7.2	9.8	24.9	25.3
Total operating revenues	152.6	168.3	474.3	492.0
Operating benefits and expenses:
Operating expenses	107.0	109.7	334.8	328.7
Total operating benefits and expenses	107.0	109.7	334.8	328.7
Operating earnings before income taxes	$45.6	$58.6	$139.5	$163.3

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Investment Management intersegment revenues	$39.9	$40.0	$118.4	$118.3

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	September 30,
($ in millions)	2015	2014
AUM:
Institutional/retail
Investment Management sourced	$67,929.9	$69,232.2
Affiliate sourced(1)	53,830.5	58,941.3
General account	79,748.5	78,503.1
Total AUM	201,508.9	206,676.6
AUA:
Affiliate sourced(2)	47,930.1	53,080.7
Total AUM and AUA	$249,439.0	$259,757.3
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Net Flows:
Investment Management sourced	$(1,126.0)	$(412.6)	$168.3	$337.9
Affiliate sourced	(777.4)	591.4	(3,152.5)	2,867.4
Total	$(1,903.4)	$178.8	$(2,984.2)	$3,205.3

Investment Management - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $8.6 million from $9.0 million to $0.4 million primarily due to lower alternative investment income in the current period.

Fee income decreased $4.5 million from $149.5 million to $145.0 million primarily due to a decline in institutional/retail average AUM partly driven by equity market declines and net cash flows resulting in lower management and administrative fees earned. The unfavorable variance is also driven by certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period.

Other revenue decreased $2.6 million from $9.8 million to $7.2 million primarily due to lower performance fees including certain performance fees earned in the prior period that did not reoccur.

Operating benefits and expenses

Operating expenses decreased $2.7 million from $109.7 million to $107.0 million primarily due to lower variable expenses associated with lower operating earnings in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $13.0 million from $58.6 million to $45.6 million primarily due to a decline in alternative investment income, lower management and administrative fees due to a decline in average AUM, lower performance fees and certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period. These unfavorable changes were partially offset by lower variable expenses associated with lower operating earnings.

Investment Management - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $14.4 million from $24.3 million to $9.9 million primarily due to lower alternative investment income in the current period.

Fee income decreased $2.9 million from $442.4 million to $439.5 million primarily due to certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period, partially offset by higher fee income overall driven by higher Institutional/Retail average AUM.

Other revenue decreased $0.4 million from $25.3 million to $24.9 million primarily due to lower performance fees partially offset by higher advisory and servicing fees earned in the current period.

Operating benefits and expenses

Operating expenses increased $6.1 million from $328.7 million to $334.8 million primarily due to higher compensation related expenses including commissions from higher sales, as well as higher administrative and information related expenses. These unfavorable changes are partially offset by lower variable expenses associated with lower operating earnings.

Operating earnings before income taxes

Operating earnings before income taxes decreased $23.8 million from $163.3 million to $139.5 million primarily due to lower alternative investment income, certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period and higher operating expenses. These unfavorable changes were partially offset by lower variable expenses associated with lower operating earnings.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$218.8	$226.3	$662.0	$661.6
Fee income	307.0	269.3	889.3	838.4
Premiums	140.2	179.1	438.2	554.5
Other revenue	4.1	4.4	12.3	16.7
Total operating revenues	670.1	679.1	2,001.8	2,071.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	527.5	632.8	1,513.9	1,659.9
Operating expenses	90.1	88.7	267.8	275.7
Net amortization of DAC/VOBA	63.3	(82.2)	149.8	1.3
Total operating benefits and expenses	680.9	639.3	1,931.5	1,936.9
Operating earnings before income taxes	$(10.8)	$39.8	$70.3	$134.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(29.4)	$(7.1)	$(43.9)	$(15.7)

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $(23.0) million for the three and nine months ended September 30, 2015 compared to $(9.5) million for the three and nine months ended September 30, 2014. The net unfavorable unlocking in the current period was driven primarily by higher persistency on less profitable policies.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three and Nine Months Ended September 30,
($ in millions)	2015	2014
Fee income	$14.7	$(17.6)
Interest credited and other benefits to contract owners/policyholders	(19.8)	(115.7)
Net amortization of DAC/VOBA	(17.9)	123.8
Total	$(23.0)	$(9.5)

See Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles for further description.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Sales by Product Line:
Universal life:
Guaranteed	$0.1	$—	$0.1	$—
Accumulation	1.4	2.6	4.0	7.5
Indexed	18.2	16.0	48.1	37.2
Total universal life	19.7	18.6	52.2	44.7
Variable life	1.0	1.4	3.7	3.8
Whole life	—	—	—	0.1
Term	4.0	6.8	14.0	22.1
Total sales by product line	$24.7	$26.8	$69.9	$70.7

Total gross premiums	$464.7	$511.3	$1,409.9	$1,535.1
End of period:
In-force face amount	$466,215.8	$598,128.2	$466,215.8	$598,128.2
In-force policy count	1,091,950	1,305,351	1,091,950	1,305,351
New business policy count (paid)	4,654	7,452	15,668	24,168

Effective October 1, 2014, we disposed of, via reinsurance, a block of in-force Term contracts (the "Term Life Coinsurance Agreement"). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and excluded from the current period in the table above.
Individual Life - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $7.5 million from $226.3 million to $218.8 million primarily due to the impact of the Term Life Coinsurance Agreement as well as lower prepayment income and alternative investment income partially offset by a change in the mix of invested assets.

Fee income increased $37.7 million from $269.3 million to $307.0 million primarily due to a favorable change in intangible unlocking resulting from prospective assumption changes and the increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $38.9 million from $179.1 million to $140.2 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, premiums increased slightly due to higher renewal premiums largely offset by lower term life sales.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $105.3 million from $632.8 million to $527.5 million primarily due to the impact of the Term Life Coinsurance Agreement and lower unfavorable intangible unlocking from prospective assumption changes in the current period. Partially offsetting these decreases was an unfavorable change in mortality due to higher claims severity, net of reinsurance.

Operating expenses increased $1.4 million from $88.7 million to $90.1 million primarily due to increased credit facility fees supporting reinsurance transactions partially offset by the impact of the Term Life Coinsurance Agreement.

Net amortization of DAC/VOBA increased $145.5 million from $(82.2) million to $63.3 million primarily due to an unfavorable variance in DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC/VOBA unlocking in the current period was partially offset by unlocking explained in the Interest credited and other benefits to contract owners/policyholder and Fee Income lines above.

Operating earnings before income taxes

Operating earnings before income taxes decreased $50.6 million from $39.8 million to $(10.8) million primarily due to an unfavorable change in mortality net of reinsurance resulting from a higher claims severity and net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes.

Individual Life - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) increased $0.4 million from $661.6 million to $662.0 million primarily due to higher prepayment income and a change in the mix of invested assets, partially offset by the impact of the Term Life Coinsurance Agreement.

Fee income increased $50.9 million from $838.4 million to $889.3 million primarily due to favorable intangible unlocking resulting from prospective assumption changes and an increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $116.3 million from $554.5 million to $438.2 million primarily due to the impact of the Term Life Coinsurance Agreement in the current period. Excluding the impact of this transaction, premiums increased due to renewal premiums partially offset by lower first year premiums due to lower term life sales.

Other revenue decreased $4.4 million from $16.7 million to $12.3 million primarily due to proceeds from legacy company owned life insurance in the prior periods that did not reoccur.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $146.0 million from $1,659.9 million to $1,513.9 million primarily due to the impact of the Term Life Coinsurance Agreement and lower unfavorable intangible unlocking primarily related to prospective assumption updates. These decreases were partially offset by unfavorable changes in mortality, net of reinsurance.

Operating expenses decreased $7.9 million from $275.7 million to $267.8 million primarily due to the impact of the Term Life Coinsurance Agreement along with lower staffing costs. These decreases were partially offset by increased credit facility fees supporting reinsurance transactions and higher commissions.

Net amortization of DAC/VOBA increased $148.5 million from $1.3 million to $149.8 million primarily due to unfavorable DAC/VOBA unlocking from prospective assumption changes. The unfavorable DAC/VOBA unlocking in the current period was partially offset by unlocking explained in the Interest credited and other benefits to contract owners/policyholders and Fee income lines above. Excluding the impact of unlocking, net amortization of DAC/VOBA increased due to higher amortization on the universal life block.
Operating earnings before income taxes

Operating earnings before income taxes decreased $64.0 million from $134.3 million to $70.3 million primarily due to an unfavorable change in mortality, net of reinsurance from a higher claims severity, net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes and the impact of the Term Life Coinsurance Agreement, partially offset by an increase in the cost of insurance fees on the aging in-force universal life block.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$26.8	$29.1	$81.3	$83.5
Fee income	21.0	23.9	52.3	54.2
Premiums	330.2	293.7	994.6	892.8
Other revenue	(1.3)	(0.8)	(4.4)	(3.2)
Total operating revenues	376.7	345.9	1,123.8	1,027.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	252.7	235.7	768.2	719.8
Operating expenses	71.2	60.9	214.8	190.2
Net amortization of DAC/VOBA	8.6	12.3	18.3	25.6
Total operating benefits and expenses	332.5	308.9	1,001.3	935.6
Operating earnings before income taxes	$44.2	$37.0	$122.5	$91.7

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
DAC/VOBA and other intangibles unlocking	$(2.6)	$(1.4)	$(4.2)	$(7.8)

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $(2.0) million for the three and nine months ended September 30, 2015 and $(1.4) million for the three and nine months ended September 30, 2014. The unlocking in the current period was driven primarily by inforce assumption changes.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three and Nine Months Ended September 30,
($ in millions)	2015	2014
Fee income	$3.8	$7.7
Net amortization of DAC/VOBA	(5.8)	(9.1)
Total	$(2.0)	$(1.4)

See Unlocking of DAC/VOBA and other Contract Owner/Policyholder Intangibles for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Sales by Product Line:
Group life	$6.1	$7.2	$48.7	$48.8
Group stop loss	28.2	21.8	253.1	213.6
Other group products	3.0	1.3	23.9	12.3
Total group products	37.3	30.3	325.7	274.7
Voluntary products	5.6	5.2	30.7	31.8
Total sales by product line	$42.9	$35.5	$356.4	$306.5

Total gross premiums and deposits	$380.2	$340.6	$1,138.2	$1,031.8
Total annualized in-force premiums	1,599.7	1,398.2	1,599.7	1,398.2

Loss Ratios:
Group life (interest adjusted)	75.6%	75.4%	74.6%	77.3%
Group stop loss	67.3%	72.1%	70.0%	72.3%

Employee Benefits - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $2.3 million from $29.1 million to $26.8 million driven by lower alternative investment income and lower prepayment income.

Fee Income decreased $2.9 million from $23.9 million to $21.0 million primarily due to lower favorable intangible unlocking in the unearned revenue reserve resulting from prospective assumption changes. This was offset by lower unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.

Premiums increased $36.5 million from $293.7 million to $330.2 million primarily due to higher sales of group stop loss as well as favorable persistency in the group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $17.0 million from $235.7 million to $252.7 million primarily due to higher group stop loss sales and higher group life and voluntary in-force due to improved persistency resulting in higher benefits incurred. The improved loss ratio on stop loss business partially offset these items.

Operating expenses increased $10.3 million from $60.9 million to $71.2 million primarily related to higher commissions due to higher sales and higher variable expenses associated with the growth of the business.
Net Amortization of DAC/VOBA decreased $3.7 million from $12.3 million to $8.6 million primarily due to lower unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The lower unfavorable DAC/VOBA unlocking in the current period was offset by the unlocking explained in Fee income above.

Operating earnings before income taxes

Operating earnings before income taxes increased $7.2 million from $37.0 million to $44.2 million primarily due to higher stop loss premium resulting from higher sales and improved loss ratios, partially offset by higher benefits incurred and higher variable expenses in the current period.

Employee Benefits - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating revenues
Net investment income and net realized gains (losses) decreased $2.2 million from $83.5 million to $81.3 million driven by lower alternative investment income.
Fee Income decreased $1.9 million from $54.2 million to $52.3 million primarily due to lower favorable intangible unlocking in the unearned revenue reserve resulting from prospective assumption changes. This was offset by lower unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.

Premiums increased $101.8 million from $892.8 million to $994.6 million primarily due to sales of group stop loss as well as favorable persistency on group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $48.4 million from $719.8 million to $768.2 million primarily due to higher group stop loss sales and improved persistency in voluntary products resulting in higher benefits incurred, partially offset by improved loss ratios on group life and stop loss business.

Operating expenses increased $24.6 million from $190.2 million to $214.8 million primarily due to higher commissions related to higher sales and higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA decreased $7.3 million from $25.6 million to $18.3 million primarily due to lower unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC/VOBA unlocking in the current period was offset by the lower favorable unlocking explained in Fee income above. In addition, terminated cases contributed to lower amortization in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $30.8 million from $91.7 million to $122.5 million primarily due to higher stop loss premium resulting from higher sales in the current period and improved loss ratios, partially offset by higher benefits incurred and higher variable expenses.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Interest expense	$(48.1)	$(46.8)	$(146.0)	$(140.5)
Amortization of intangibles	(9.1)	(9.2)	(27.5)	(26.4)
Strategic Investment Program	(31.7)	—	(44.8)	—
Other	13.3	8.9	41.2	44.2
Operating earnings before income taxes	$(75.6)	$(47.1)	$(177.1)	$(122.7)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating earnings before income taxes decreased $28.5 million from $(47.1) million to $(75.6) million primarily related to $31.7 million of expenses associated with our Strategic Investment Program, incremental interest expense related to contingent capital, and lower investment income. These items were partially offset by lower operating expenses and a payment received in conjunction with a Lehman Brothers bankruptcy settlement.

Corporate - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating earnings before income taxes decreased $54.4 million from $(122.7) million to $(177.1) million primarily related to $44.8 million of expenses associated with our Strategic Investment Program, incremental interest expense related to contingent capital, and lower investment income including lower payments received in conjunction with a Lehman Brothers bankruptcy settlement. These items were partially offset by lower operating expenses.

Closed Blocks

The following table presents Operating earnings before income taxes of our Closed Blocks for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Closed Block Institutional Spread Products	$4.0	$8.5	$12.3	$20.5
Closed Block Other	(1.4)	2.0	8.1	1.4
Operating earnings before income taxes	$2.6	$10.5	$20.4	$21.9

The following table presents Operating earnings before income taxes of our Closed Block Institutional Spread Products segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$13.7	$18.4	$42.5	$52.2
Premiums	—	0.6	—	1.8
Other revenue	(0.2)	(0.4)	(0.6)	(0.8)
Total operating revenues	13.5	18.6	41.9	53.2
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.2	7.5	22.1	23.8
Operating expenses	2.3	2.5	7.5	8.6
Net amortization of DAC/VOBA	—	0.1	—	0.3
Total operating benefits and expenses	9.5	10.1	29.6	32.7
Operating earnings before income taxes	$4.0	$8.5	$12.3	$20.5

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015 (1)	2014	2015 (1)	2014
Operating revenues:
Net investment income and net realized gains (losses)	$0.3	$6.0	$8.3	$18.1
Premiums	0.8	0.6	2.1	3.4
Other revenue	0.3	0.2	0.5	0.3
Total operating revenues	1.4	6.8	10.9	21.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1.2	0.4	(1.4)	8.5
Operating expenses	1.6	4.4	4.2	11.9
Total operating benefits and expenses	2.8	4.8	2.8	20.4
Operating earnings before income taxes	$(1.4)	$2.0	$8.1	$1.4
(1) Amounts exclude group reinsurance policies disposed of via reinsurance effective April 1, 2015.
Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies (the "Second Quarter 2015 Reinsurance Transaction"). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the second quarter of 2015, the revenues and expenses of this reinsured block of business are excluded from these metrics. See Liquidity and Capital Resources - Reinsurance in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Closed Blocks - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $4.5 million from $8.5 million to $4.0 million primarily due to lower earnings resulting from declines in the block size. The average block size based on AUM declined approximately 25% from $2.0 billion during the third quarter 2014 compared to $1.5 billion during the current quarter.

Closed Block Other

Operating earnings before income taxes decreased $3.4 million from $2.0 million to $(1.4) million loss primarily due to the impact of the Second Quarter 2015 Reinsurance Transaction partially offset by lower operating expenses due to a lower accrual for a contingency compared to the prior period.

Closed Blocks - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Closed Block Institutional Spread Products

Operating earnings before income taxes decreased $8.2 million from $20.5 million to $12.3 million primarily due to lower earnings resulting from declines in the block size as well as a decrease in accretion income on impaired assets. The average block size based on AUM declined approximately 27% from $2.2 billion during the nine months ended September 30, 2014 compared to $1.6 billion during the current period.

Closed Block Other

Operating earnings before income taxes increased $6.7 million from $1.4 million to $8.1 million primarily due to a lower accrual for a contingency compared to the prior period.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Revenues:
Net investment income	$61.1	$43.0	$166.7	$116.7
Fee income	274.9	316.2	854.1	948.8
Premiums	82.4	76.0	335.9	219.2
Net realized capital gains (losses)	370.3	227.1	349.6	(227.4)
Other revenue	0.3	3.3	5.6	11.0
Total revenues	789.0	665.6	1,711.9	1,068.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	682.9	429.3	1,203.2	618.6
Operating expenses and interest expense	104.1	116.9	326.7	357.6
Net amortization of DAC/VOBA	9.1	(16.6)	38.0	14.0
Total benefits and expenses	796.1	529.6	1,567.9	990.2
Income (loss) before income taxes	$(7.1)	$136.0	$144.0	$78.1

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(601.7)	$(319.3)	$(859.3)	$(816.1)
Gain (losses) related to CHO program	122.4	(2.0)	105.7	(56.1)
Gain (loss) due to nonperformance risk	240.9	171.3	228.7	175.6
Net investment gains (losses)	(3.1)	(0.2)	(1.6)	(1.5)
DAC/VOBA and other intangibles unlocking	4.1	37.8	1.8	39.8

The following table presents AUM for our CBVA segment as of the dates indicated:

	September 30,
($ in millions)	2015	2014
AUM:
General account	$3,269.8	$1,795.2
Separate account	34,959.4	41,755.0
Total AUM	$38,229.2	$43,550.2

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Balance as of beginning of period	$38,902.6	$44,223.4	$41,132.0	$44,788.2
Deposits	27.8	34.9	95.7	135.9
Surrenders, benefits and product charges	(1,016.6)	(1,260.1)	(3,685.5)	(3,804.1)
Net flows	(988.8)	(1,225.2)	(3,589.8)	(3,668.2)
Interest credited and investment performance	(2,502.0)	(760.0)	(2,130.4)	1,118.2
Balance as of end of period	$35,411.8	$42,238.2	$35,411.8	$42,238.2

End of period contracts in payout status	$2,817.4	$1,312.0	$2,817.4	$1,312.0
Total balance as of end of period*	$38,229.2	$43,550.2	$38,229.2	$43,550.2
* Includes products in accumulation and payout phase, Policy Loans and Life Insurance Business.

Closed Block Variable Annuity - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Income (loss) before income taxes changed $143.1 million from $136.0 million to $(7.1) million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a loss of $86.0 million, compared to a gain of $102.3 million in the prior period (which excluded a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). The $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility. The prior period gain of $102.3 million included a favorable $170.2 million resulting from policyholder behavior assumption changes, partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions.

The current period results included a $69.6 million favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from a gain of $171.3 million in the prior period, which included the effects of changes in the technique used to estimate nonperformance risk, to $240.9 million in the current period. DAC/VOBA and other intangibles unlocking declined by $33.7 million, from a gain of $37.8 million in the prior period to a gain of $4.1 million in the current period, mainly due to unfavorable impacts of assumption changes mentioned above.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $601.7 million in the current period compared to a loss of $319.3 million in the prior period. The increase of $282.4 million was primarily due to unfavorable impacts of assumption changes, mentioned above, as well as high volatility and unfavorable variances in interest rates. Additionally, these net losses were partially offset by the impact of equity market performance in the current period. Lower equity market returns and high volatility also led to a favorable variance on our CHO program of $124.4 million, from a loss of $2.0 million to a gain of $122.4 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, lower fee income was partially offset by lower operating expenses as a result of continued run off of the block. The higher net investment income, primarily due to higher general account AUM and higher premiums associated with the annuitization of life contingent contracts, were both offset by corresponding reserve increases in Interest credited and other benefits to contract owners/policyholders.

Closed Block Variable Annuity - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Income (loss) before income taxes increased $65.9 million from $78.1 million to $144.0 million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a loss of $86.0 million, compared to a gain of $102.3 million in the prior period (which excluded a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). The $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility. The prior period gain of $102.3 million included a favorable $170.2 million resulting from policyholder behavior assumption changes, partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions.

The current period results included a $53.1 million favorable variance due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from a gain of $175.6 million in the prior period, which included the effects of changes in the technique used to estimate nonperformance risk, to $228.7 million in the current period. DAC/VOBA and other intangibles unlocking declined by $38.0 million, from a gain of $39.8 million in the prior period to a gain of $1.8 million in the current year period, mainly due to unfavorable impacts of assumption changes mentioned above.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $859.3 million in the current period compared to a loss of $816.1 million in the prior period. The increase of $43.2 million was due to unfavorable impacts of assumption changes, mentioned above, as well as high volatility. These net losses were partially offset by unfavorable equity market performance in the current period. Lower equity market returns and high volatility also led to a favorable variance on our CHO program of $161.8 million, from a loss of $56.1 million to a gain of $105.7 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, lower fee income was partially offset by lower operating expenses as a result of continued run off of the block. The higher net investment income, primarily due to higher general account AUM and higher premiums associated with the annuitization of life contingent contracts, were both offset by corresponding reserve increases in Interest credited and other benefits to contract owners/policyholders.

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

The following table presents the investment income for the three and nine months ended September 30, 2015 and 2014, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Retirement:
Alternative investment income	$1.7	$12.8	$12.8	$26.9
Average alternative investment	436.3	346.0	400.1	300.4
Annuities:
Alternative investment income	2.6	10.3	8.9	22.1
Average alternative investment	270.0	214.4	254.1	194.7
Investment Management:
Alternative investment income	0.4	9.0	9.9	24.3
Average alternative investment	219.4	145.6	184.5	144.7
Individual Life:
Alternative investment income	2.8	8.2	7.6	17.8
Average alternative investment	178.4	156.0	169.3	138.4
Employee Benefits:
Alternative investment income	0.2	1.5	1.3	3.0
Average alternative investment	44.4	33.2	40.4	28.1
Total Ongoing Business:
Alternative investment income	7.7	41.8	40.5	94.1
Average alternative investment	1,148.5	895.2	1,048.4	806.3
Corporate:(1)
Alternative investment income	—	3.7	2.8	12.9
Average alternative investment	—	108.0	36.6	105.9
Closed Blocks:(2)
Alternative investment income	—	1.6	0.9	4.0
Average alternative investment	28.2	38.0	27.4	34.2
Total Voya Financial, Inc.:
Alternative investment income	7.7	47.1	44.2	111.0
Average alternative investment	$1,176.7	$1,041.2	$1,112.4	$946.4
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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and nine months ended September 30, 2015 and 2014.

During the third quarter of 2015, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $82.0 million in the current period, compared to a net unfavorable impact of $19.3 million to Operating earnings before income taxes in the third quarter of 2014. These impacts are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Retirement	$(48.2)	$(30.4)	$(48.9)	$(34.6)
Annuities	(12.9)	17.8	1.6	27.5
Individual Life	(29.4)	(7.1)	(43.9)	(15.7)
Employee Benefits	(2.6)	(1.4)	(4.2)	(7.8)
Total DAC/VOBA and other intangibles unlocking(1)	$(93.1)	$(21.1)	$(95.4)	$(30.6)
(1) Includes unlocking related to cost of reinsurance and secondary and paid-up guarantees.

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2015	2014
Beginning cash and cash equivalents balance	$682.1	$640.2
Sources:
Dividends and returns of capital from subsidiaries	1,522.0	797.0
Repayment of loans to subsidiaries, net of new issuances	—	5.0
Total sources	1,522.0	802.0
Uses:
Payment of interest expense	122.0	119.6
Capital provided to subsidiaries	—	150.0
New issuances of loans to subsidiaries, net of repayments	95.6	—
Amounts paid to subsidiaries under tax sharing agreements, net	15.7	13.2
Payment of income taxes, net	77.1	42.9
Common stock acquired - Share repurchase	1,340.5	614.4
Share-based compensation	4.4	14.8
Dividends paid	6.9	7.7
Acquisition of short-term investments	212.0	—
Other, net	8.6	5.6
Total uses	1,882.6	968.2
Net (decrease) in cash and cash equivalents	(360.6)	(166.2)
Ending cash and cash equivalents balance	$321.5	$474.0

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

On May 28, 2015, our Board of Directors further increased the authorization to repurchase our shares by an additional $750.0 million, with such authorization to expire (unless subsequently extended) no later than June 30, 2016. The authorization to repurchase shares may be terminated, increased or decreased by our Board of Directors at any time.

In addition to the 13,599,274 shares of our common stock purchased from ING Group, during the nine months ended September 30, 2015, we repurchased 11,236,648 shares of our common stock in open market repurchases for an aggregate purchase price of $490.5 million and 3,253,831 shares of our common stock under a discounted share repurchase arrangement with a third-party financial institution for an aggregate purchase price of $150.0 million.

On September 23, 2015, we entered into an additional share repurchase arrangement with a third-party financial institution. In exchange for an up-front payment of $100.0 million, the financial institution will deliver shares of our common stock to us upon final settlement of the agreement, which will be during the fourth quarter. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of our common stock during that period.

Including the effect of the share repurchase arrangement that will be completed during the fourth quarter, these repurchases reduced the remaining amount of our share repurchase authorization to $170.4 million as of September 30, 2015.

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

We did not have any short-term debt borrowings outstanding as of September 30, 2015. The following table summarizes our borrowing activities for the nine months ended September 30, 2015:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,510.8	$—	$(31.2)	$1.1	$3,480.7
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,515.7	—	(31.2)	1.1	3,485.6
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,515.7	$—	$(31.2)	$1.1	$3,485.6

As of September 30, 2015, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of September 30, 2015, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the "Senior Notes"). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes were issued as private placements under Rule 144A of the Securities Act ("Rule 144A") and subsequently registered with the SEC. The Senior Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"), formerly Lion Connecticut Holdings Inc. We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of September 30, 2015, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes were issued as a private placement under Rule 144A and were subsequently registered with the SEC. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

We may elect to redeem the Junior Subordinated Notes in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. Also, we may elect to redeem the Junior Subordinated Notes in whole, but not in part, at any time prior to May 15, 2023 within 90 days after the occurrence of a "tax event" or "rating agency event," at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Put Option Agreement for Senior Debt Issuance. On March 17, 2015, we entered into a ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500.0 million aggregate face amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 million of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Condensed Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

The put option agreement with the trust provides Voya Financial, Inc. with a source of liquid assets, which could be used to meet future financial obligations or to provide additional capital.

The put option described above will be exercised automatically in full if we fail to make certain payments to the trust, including any failure to pay the put option premium or expense reimbursements when due, if such failure is not cured within 30 days, and upon certain bankruptcy event involving us or Voya Holdings. We are also required to exercise the put option in full: (i) if we reasonably believe that our consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding Accumulated other comprehensive income (loss) and Noncontrolling interest, has fallen below $3.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 3.976% Senior Notes; and (iii) if certain events occur relating to the trust’s status as an "investment company" under the Investment Company Act of 1940.

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

Aetna Notes. As of September 30, 2015 and December 31, 2014, Voya Holdings had outstanding $162.9 million and $163.0 million principal amount of 7.25% Debentures due August 15, 2023, respectively, $204.0 million and $235.1 million principal amount of 7.63% Debentures due August 15, 2026, respectively, and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

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

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; an Letter of Credit ("LOC") meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group.

If we fail to reduce the outstanding principal amount of the Aetna Notes, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

During the nine months ended September 30, 2015, Voya Holdings repurchased $31.1 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026 and $0.1 million of the outstanding principal amount of 7.25% Debentures due August 15, 2023. In connection with these transactions, we incurred a loss on debt extinguishment of $0.2 million and $10.1 million for the three and nine months ended September 30, 2015, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

As of September 30, 2015, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $474.9 million.

Senior Unsecured Credit Facility

Amended and Restated Credit Agreement. On February 14, 2014, we revised the terms of its Revolving Credit Agreement by entering into the Amended and Restated Revolving Credit Agreement (the "Amended and Restated Credit Agreement") with a syndicate of banks. The Amended and Restated Credit Agreement modifies the original agreement by extending the term of the agreement to February 14, 2018 and reducing the total amount of LOCs that may be issued to $3.0 billion. As of September 30, 2015, there were no amounts outstanding as revolving credit borrowings. As of September 30, 2015, $470.8 million of LOCs were outstanding under the Revolving Credit Agreement.

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

Effective January 1, 2009, we entered into a master asset purchase agreement (the "MPA") with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. ("SRUS"), Scottish Re Life (Bermuda) Limited ("Scottish Bermuda") and Scottish Re (Dublin) Limited (collectively, "Scottish Re") and Hannover Re. Pursuant to the MPA, we recaptured individual life reinsurance business which had previously been reinsured to Scottish Re and immediately ceded 100.0% of such business to Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We refer to this block as the Hannover Re block and its results are reported as part of the Closed Block Other segment. Prior to September 24, 2015, we were obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re for the duration of such reserve requirements or until the underlying reinsurance contracts are novated to Hannover Re or Hannover Re elects its option to implement its own facility providing collateral for reinsurance between SLD and SLDI. Hannover Re exercised this election and consequently, on September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement ("Buyer Facility Agreement") with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and Security Life of Denver International ("SLDI"). Under the Buyer Facility Agreement the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re business, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck and deposited into a reserve credit trust established by SLDI for the benefit of SLD.

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of September 30, 2015, there was no LOC requirement and the actual amount of the LOCs outstanding was $300.0 million.

In addition to the $2.6 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $230.0 million of LOCs were outstanding to support miscellaneous requirements. In total, $2.8 billion of credit facilities were utilized as of September 30, 2015. As of September 30, 2015, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $7.3 billion. We also have $205.0 million in secured facilities.

Total fees associated with credit facilities were $27.2 million and $29.1 million for the three months ended September 30, 2015 and 2014, respectively. Total fees associated with credit facilities were $76.9 million and $86.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes our credit facilities, their dates of expiration, capacity and utilization as of September 30, 2015:

($ in millions)
Obligor / Applicant	Liability Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$470.8	$2,529.2
	Individual Life					100.2
	CBVA					300.0
	Retirement					—
	Other					70.6
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	500.0
SLDI(1)	Hannover Re	Unsecured	Committed	10/29/2021	1,125.0	233.6	891.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/1/2025	425.0	207.5	217.5
Voya Financial, Inc. / Roaring River II, LLC	Individual Life	Unsecured	Committed	12/31/2021	995.0	786.0	209.0
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	305.0	260.0
Total					$7,466.7	$2,832.3	$4,625.1
(1) Due to Hannover Re's implementation of the Hannover Re Buyer Facility Agreement described below, the $1.125 billion Letter of Credit Facility was reduced to $300.0 million effective October 7, 2015.

Upon Hannover Re exercising its election to implement its own facility providing collateral for reinsurance between SLD and SLDI, on September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI. Under the Buyer Facility Agreement the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck and deposited into a reserve credit trust established by SLDI for the benefit of SLD. The Buyer Facility Agreement continues until the extinguishment of the reinsurance liabilities it collateralizes, unless terminated due to the occurrence of certain specified events.

The note replaced $2.3 billion of letters of credit and a collateral note issued under Voya Financial, Inc. and SLDI credit agreements with third-party financial institutions supporting reserves on the Hannover Re business. Therefore, on September 29, 2015, we returned $1.5 billion of letters of credit and caused the return of a $750.0 million collateral note. Following the return of this collateral, we accordingly cancelled a $250.0 million LOC facility and a $750.0 million collateral note facility on September 29, 2015 and SLDI reduced a $1.125 billion LOC facility to $300.0 million effective October 7, 2015.

Effective September 29, 2015, Roaring River, LLC (“Roaring River"),  our wholly owned captive reinsurance subsidiary, entered into a letter of credit facility agreement with a third-party bank to provide up to $425.0 million of committed capacity until October

1, 2025 which supports reserves on an affiliated reinsurance agreement. The initial amount of the letter of credit is $207.5 million, which replaces a $207.5 million letter of credit issued under our Revolving Credit Facility.

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

On February 11, 2015, we entered into a $195.0 million letter of credit facility agreement with a third-party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of September 30, 2015, we collateralized the facility with $212.0 million of unrestricted cash and short-term investments. The LOC will be used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

The following tables present our existing financing facilities for each of our Individual Life, Hannover Re and CBVA blocks of business as of September 30, 2015. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$100.2	$100.2
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	207.5
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	305.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / Roaring River II, LLC	LOC Facility	XXX	12/31/2021	995.0	786.0
Total				$2,755.2	$2,068.7

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $3.9 billion during the period 2020 - 2025.

Hannover Re block

($ in millions)	Financing
Obligor / Applicant	Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2021	1,125.0	233.6
Total				$1,125.0	$233.6

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	300.0
Total				$300.0

Of the $300.0 million LOC outstanding, none was required as of September 30, 2015 as the statutory reserves ceded to SLDI were fully supported by assets in trust.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of September 30, 2015, such facilities provided for up to $2.5 billion of capacity, of which $1.3 billion was utilized.

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

Under the Hannover Re Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fails to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

In connection with certain reinsurance transactions involving a third-party trust (the "Master Trust"), Voya Financial, Inc. and SLDI were parties to a reimbursement agreement with a third-party bank that lent securities to the Master Trust. SLDI had reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $750.0 million, which obligations were guaranteed by Voya Financial, Inc. Voya Financial, Inc. also provided an indemnification to the third-party bank with respect to any default by the Master Trust under the securities lending agreement under which this bank lends securities to the Master Trust, up to $750.0 million. This agreement and the related indemnification were entered into to facilitate collateral requirements supporting reinsurance and were effective for the duration that the collateral remained outstanding. Effective September 29, 2015, Voya Financial, Inc. and SLDI cancelled the underlying transaction and the reimbursement, guarantee and indemnification obligations were terminated.

Roaring River is party to a letter of credit facility agreement with a third-party bank that provides up to $425.0 million of letter of credit capacity.  Roaring River has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $425.0 million, which obligations are guaranteed by Voya Financial, Inc. This agreement and the related guarantee were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration that the collateral remains outstanding. In addition, Voya Financial, Inc. agrees to make payments to the third-party bank in the amount of the shortfall of Roaring River’s capital and surplus requirement pursuant to the letter of credit facility agreement, not to exceed the notional amount of the letter of credit outstanding. Voya Financial, Inc. is subsequently refunded the excess of any payment amounts and the capital and surplus of Roaring River over the required amount of capital and surplus pursuant to the letter of credit facility agreement. As of September 30, 2015, a $207.5 million letter of credit has been issued under this facility.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America ("Hannover US") who is the claim paying party. The current amount of reserves outstanding as of September 30, 2015 is $24.9 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027. For more information see "Debt Securities" above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various additional obligations of its subsidiaries.

We did not recognize any asset or liability as of September 30, 2015 in relation to intercompany indemnifications and support agreements. As of September 30, 2015, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowing Agreements with Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2015, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2015, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $264.6 million to its subsidiaries as of September 30, 2015.

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

Additionally, ratings of the Aetna Notes, which are guaranteed by ING Group are influenced by ING Group’s ratings. A downgrade of the credit ratings of ING Group could result in downgrades of these securities, as occurred in the third quarter of 2015.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating (3)	NR	NR	Baa1 (4 of 9)	A- (3 of 9)
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) $474.9 million of our Aetna Notes guaranteed by ING Group.

Rating Agency	Financial Strength Rating Scale	Long-term Credit Rating Scale	Senior Unsecured Debt Credit Rating Scale	Short-term Credit Rating Scale
A.M. Best(1)	"A++" to "S"	"aaa" to "rs"	"aaa" to "d"	"AMB-1+" to "d"
Fitch(2)	"AAA" to "C"	"AAA" to "D"	"AAA" to "C"	"F1" to "D"
Moody’s(3)	"Aaa" to "C"	"Aaa" to "C"	"Aaa" to "C"	"Prime-1" to "Not Prime"
S&P(4)	"AAA" to "R"	"AAA" to "D"	"AAA" to "D"	"A-1" to "D"
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

Ratings actions, affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2014 through September 30, 2015 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On August 19, 2015, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries and Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

•
On August 18, 2015, Moody's downgraded to Baa1 from A3 for the Aetna Notes which are guaranteed by ING Group, N.V. The rating action follows the recent downgrade of the senior unsecured debt of ING Groep, N.V. (ING) to Baa1 (stable outlook) from A3 (negative) on May 28, 2015.  The ratings of the Aetna Notes remained on review for further downgrade. On October 6, 2015, Moody's confirmed the Baa1 senior debt rating of the Aetna Notes with a stable outlook which concluded its review for downgrade initiated on August 18, 2015. No other ratings of either Voya Holdings Inc. or Voya Financial, Inc. are affected by these rating actions.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of September 30, 2015, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of September 30, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $24.9 million and $24.8 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2015 and December 31, 2014, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $10 million and $40 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of September 30, 2015 and December 31, 2014, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $40.0 million and no additional requirements, respectively.

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

On September 10, 2015, our wholly owned subsidiary ReliaStar Life Insurance Company (“RLI”) entered into an agreement to transfer, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc. (“RGA”). RLI will continue to administer and service the policies. As of September 30, 2015, there are approximately $1.4 billion of statutory reserves on approximately $90 billion of in-force life insurance. We anticipate the transaction will close in the fourth quarter of 2015, subject to regulatory approvals, and will create excess regulatory and rating agency capital of approximately $230 million. Upon closing of the transaction, we expect to recognize a non-operating U.S. GAAP loss, before income taxes, of approximately $100 million to $110 million, of which $10.0 million was recorded in the three months ended September 30, 2015, primarily related to transaction fees and intent impairments of assets included in the transaction. Additionally, the transaction is expected to result in a non-operating U.S. GAAP loss, before income taxes of approximately $12 million a year over the next fifteen years.
Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5 million. On April 1, 2015, there were $290.0 million of statutory reserves. In connection with this transaction, we recognized a non-operating loss, before income taxes, of $39.2 million of which $4.2 million was recorded in the three months ended March 31, 2015, primarily related to intent impairments of assets included in the transaction and other transactions costs. As of September 30, 2015, the Reinsurance recoverable on the Condensed Consolidated Balance Sheets related to this transaction was $283.8 million.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of our Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	231.0	281.0	—	—
Security Life of Denver Insurance Company (CO)	111.0	32.0	130.0	—
ReliaStar Life Insurance Company ("RLI") (MN)	194.0	193.0	280.0	—

Additionally, VRIAC is permitted to pay an ordinary dividend of $90.0 million after December 22, 2015.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

During the nine months ended September 30, 2015, Voya Financial, Inc. received a $84.0 million return of capital from non-insurance subsidiaries.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Reserves for future policy benefits;

•	DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

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

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves and the related results of operations.

During the third quarter of 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted our Ongoing Business segments. During the current period, the impact of assumption changes resulted in a loss of $128.4 million, of which $82.0 million was included in Operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $46.4 million mainly reflects changes in FIA policyholder behavior and net unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses. During the third quarter of 2014, the impact of assumption changes resulted in a loss of $19.3 million, which was included in Operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The impact of assumption changes excluded from Operating earnings before income taxes for the Ongoing Business was immaterial.

In addition, to the amounts above, the three months ended September 30, 2014 include gains of $25.1 million resulting from changes in the projection model inputs related to the technique used to estimate nonperformance risk in our Ongoing Business segments, which did not recur in the current period.

In addition, we conducted our annual review of assumptions related to our CBVA contracts. Annual assumption changes and revisions to projection model inputs implemented during 2015 resulted in a loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contractholders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility.

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
We have only minimal experience on policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which contractholders were offered an incentive to annuitize prior the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, although we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts are still in the first six to eight policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.
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
Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years, and, as discussed above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

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

As of September 30, 2015
($ in millions)
Decrease in long-term rate of return assumption by 100 basis points	$(228.1)
A change to the long-term interest rate assumption of -50 basis points	(61.2)
A change to the long-term interest rate assumption of +50 basis points	20.8
An assumed increase in future mortality by 1%	(23.3)
A one-time, 10% decrease in equity market values	(393.0)

In addition, in our CBVA segment, assumption changes relating to the rate of return on fixed income investments backing CBVA contracts can also have a significant effect on reported financial results. The following table shows the sensitivity of the results of operations before income taxes of the CBVA segment to changes in these assumptions:

As of September 30, 2015
($ in millions)
A change of -50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts	$(249.5)
A change of +50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts	229.7

We generally assume that the rate of return on fixed income investments backing CBVA contracts moves in a manner correlated with changes to our assumed long term rate of return. Furthermore, assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

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

Employee Benefit Plans

Voya Services Company, the Plan Sponsor of the Voya Retirement Plan (the "Plan"), approved an amendment to the Plan, effective September 1, 2015, to provide eligible individuals an option to receive payment of their vested benefit as a single lump-sum payment or immediate annuity. Eligible individuals generally include former employees with a vested benefit in the Plan that has not been paid and whose employment ended before March 1, 2015. Payments will be made beginning in November 2015.The Company expects to record the settlement in the fourth quarter of 2015 and does not expect it to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

As of September 30, 2015 and December 31, 2014, we recognized $387.7 million and $418.9 million, respectively, of deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Further changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance as of September 30, 2015 and December 31, 2014 was approximately $1.0 billion. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of September 30, 2015 and December 31, 2014, we estimate that approximately $783 million was related to federal net operating losses. The remaining balances were attributable to various items including state taxes and other deferred tax assets.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2015		December 31, 2014
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,211.8	76.1%	$69,910.3	77.0%
Fixed maturities, at fair value using the fair value option	3,595.4	3.9%	3,564.5	3.9%
Equity securities, available-for-sale	338.2	0.4%	271.8	0.3%
Short-term investments(1)	1,572.9	1.7%	1,711.4	1.9%
Mortgage loans on real estate	10,727.2	11.8%	9,794.1	10.8%
Policy loans	2,027.2	2.2%	2,104.0	2.3%
Limited partnerships/corporations	465.6	0.5%	363.2	0.4%
Derivatives	1,919.5	2.1%	1,819.6	2.0%
Other investments	92.7	0.1%	110.3	0.1%
Securities pledged	1,099.5	1.2%	1,184.6	1.3%
Total investments	$91,050.0	100.0%	$90,833.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,515.7	5.0%	$4,099.1	5.5%
U.S. Government agencies and authorities	333.5	0.5%	385.3	0.5%
State, municipalities and political subdivisions	1,152.3	1.6%	1,166.9	1.6%
U.S. corporate public securities	33,038.6	47.1%	34,516.0	46.7%
U.S. corporate private securities	6,281.8	8.9%	6,498.4	8.8%
Foreign corporate public securities and foreign governments(1)	8,021.3	11.4%	8,068.3	11.0%
Foreign corporate private securities(1)	7,397.0	10.5%	7,702.5	10.4%
Residential mortgage-backed securities	5,414.7	7.7%	6,066.6	8.2%
Commercial mortgage-backed securities	3,925.3	5.6%	4,115.2	5.6%
Other asset-backed securities	1,230.4	1.7%	1,288.4	1.7%
Total fixed maturities, including securities pledged	$70,310.6	100.0%	$73,906.7	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,279.0	4.8%	$3,904.0	5.2%
U.S. Government agencies and authorities	376.1	0.5%	435.9	0.6%
State, municipalities and political subdivisions	659.5	1.0%	694.4	0.9%
U.S. corporate public securities	31,415.6	45.7%	34,343.7	46.0%
U.S. corporate private securities	6,009.9	8.8%	6,397.1	8.7%
Foreign corporate public securities and foreign governments(1)	7,975.0	11.6%	8,389.2	11.2%
Foreign corporate private securities(1)	7,556.6	11.0%	8,055.0	10.8%
Residential mortgage-backed securities	5,972.7	8.7%	6,656.8	8.9%
Commercial mortgage-backed securities	3,916.3	5.7%	4,188.2	5.6%
Other asset-backed securities	1,538.1	2.2%	1,595.1	2.1%
Total fixed maturities, including securities pledged	$68,698.8	100.0%	$74,659.4	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of September 30, 2015 and December 31, 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$4,099.1	$—	$—	$—	$—	$—	$4,099.1
U.S. Government agencies and authorities	385.3	—	—	—	—	—	385.3
State, municipalities and political subdivisions	1,140.9	24.7	—	—	0.1	1.2	1,166.9
U.S. corporate public securities	17,933.7	14,925.6	1,484.0	149.6	—	23.1	34,516.0
U.S. corporate private securities	3,168.0	3,034.3	226.2	64.7	5.2	—	6,498.4
Foreign corporate public securities and foreign governments(1)	3,918.3	3,571.5	545.8	30.9	—	1.8	8,068.3
Foreign corporate private securities(1)	980.9	6,375.5	344.3	—	—	1.8	7,702.5
Residential mortgage-backed securities	5,778.9	47.9	25.4	18.8	38.4	157.2	6,066.6
Commercial mortgage-backed securities	4,102.7	2.3	6.1	4.1	—	—	4,115.2
Other asset-backed securities	1,192.2	52.5	13.8	27.9	1.3	0.7	1,288.4
Total fixed maturities	$42,700.0	$28,034.3	$2,645.6	$296.0	$45.0	$185.8	$73,906.7
% of Fair Value	57.8%	37.9%	3.6%	0.4%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	435.9	—	—	—	—	—	435.9
State, municipalities and political subdivisions	682.1	10.7	1.6	—	—	—	694.4
U.S. corporate public securities	18,001.5	14,550.4	1,528.4	238.6	2.5	22.3	34,343.7
U.S. corporate private securities	2,542.5	3,544.5	286.4	18.4	5.3	—	6,397.1
Foreign corporate public securities and foreign governments(1)	3,993.5	3,922.8	453.8	19.1	—	—	8,389.2
Foreign corporate private securities(1)	1,008.7	6,758.6	242.1	36.6	—	9.0	8,055.0
Residential mortgage-backed securities	6,341.8	33.5	63.1	13.7	46.0	158.7	6,656.8
Commercial mortgage-backed securities	4,155.3	13.9	15.4	3.6	—	—	4,188.2
Other asset-backed securities	1,501.2	68.6	3.6	14.8	1.4	5.5	1,595.1
Total fixed maturities	$42,566.5	$28,903.0	$2,594.4	$344.8	$55.2	$195.5	$74,659.4
% of Fair Value	56.9%	38.7%	3.5%	0.5%	0.1%	0.3%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$4,099.1	$—	$—	$—	$—	$4,099.1
U.S. Government agencies and authorities	382.0	3.3	—	—	—	385.3
State, municipalities and political subdivisions	162.8	739.3	238.8	24.7	1.3	1,166.9
U.S. corporate public securities	598.9	1,995.9	15,286.1	14,942.6	1,692.5	34,516.0
U.S. corporate private securities	340.7	289.2	2,358.1	3,293.6	216.8	6,498.4
Foreign corporate public securities and foreign governments(1)	124.9	1,229.1	2,578.7	3,557.1	578.5	8,068.3
Foreign corporate private securities(1)	—	22.2	1,267.0	6,117.3	296.0	7,702.5
Residential mortgage-backed securities	5,029.3	24.5	21.6	66.0	925.2	6,066.6
Commercial mortgage-backed securities	2,369.7	424.0	446.9	358.7	515.9	4,115.2
Other asset-backed securities	705.5	21.7	30.9	84.5	445.8	1,288.4
Total fixed maturities	$13,812.9	$4,749.2	$22,228.1	$28,444.5	$4,672.0	$73,906.7
% of Fair Value	18.7%	6.4%	30.1%	38.5%	6.3%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	432.5	—	3.4	—	—	435.9
State, municipalities and political subdivisions	88.2	451.8	142.1	10.7	1.6	694.4
U.S. corporate public securities	430.4	1,977.9	15,538.6	14,557.9	1,838.9	34,343.7
U.S. corporate private securities	393.8	241.5	1,963.9	3,654.7	143.2	6,397.1
Foreign corporate public securities and foreign governments(1)	125.8	1,383.5	2,500.7	3,906.2	473.0	8,389.2
Foreign corporate private securities(1)	—	53.2	1,241.7	6,474.3	285.8	8,055.0
Residential mortgage-backed securities	5,434.1	30.0	31.0	94.6	1,067.1	6,656.8
Commercial mortgage-backed securities	2,235.3	515.0	474.1	350.6	613.2	4,188.2
Other asset-backed securities	930.2	36.1	99.2	43.5	486.1	1,595.1
Total fixed maturities	$13,974.3	$4,689.0	$21,994.7	$29,092.5	$4,908.9	$74,659.4
% of Fair Value	18.7%	6.3%	29.5%	38.9%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized losses on fixed maturities, including securities pledged, increased $728.3 million from $323.6 million to $1,051.9 million for the nine months ended September 30, 2015. The increase in gross unrealized losses was primarily due to widening credit spreads.

As of September 30, 2015 and December 31, 2014, we held six and one fixed maturity with unrealized capital losses in excess of $10.0 million. As of September 30, 2015 and December 31, 2014, the unrealized capital losses on these fixed maturities equaled $74.4 million or 7.1% and $10.5 million or 3.2% of the total unrealized losses, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

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

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2015			December 31, 2014
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,959.6	$3,458.2	94.2%	$2,961.9	$3,475.4	93.9%
2	1.0	1.0	—%	1.2	1.2	—%
3	1.8	7.3	0.2%	2.6	8.8	0.2%
4	6.0	10.6	0.3%	7.5	13.5	0.4%
5	27.2	38.4	1.0%	33.0	45.9	1.2%
6	95.2	157.2	4.3%	93.0	158.7	4.3%
	$3,090.8	$3,672.7	100.0%	$3,099.2	$3,703.5	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2015			December 31, 2014
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$31,245.8	$428.8	$342.0	$27,990.8	$463.1	$422.2

Starting in the second quarter of 2015, the Company implemented interest rate futures contracts as a part of the CMO-B portfolio to hedge interest rate risk. Historically only interest rate swaps were utilized for this purpose in the CMO-B portfolio.   Because of duration differences between interest rate swaps and interest rate futures, a higher level of notional is necessary when utilizing interest rate futures to achieve the same relative hedge position. This change in the hedge program notional amount resulted in no material change to the risk profile of the CMO-B Portfolio.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2015			December 31, 2014
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$873.0	$1,200.0	32.7%	$944.7	$1,273.3	34.4%
Interest Only (IO)	266.8	289.8	7.9%	289.9	317.2	8.6%
Inverse IO	1,470.8	1,686.3	46.0%	1,359.8	1,595.3	43.0%
Principal Only (PO)	446.4	460.8	12.5%	465.4	475.6	12.8%
Floater	29.6	30.5	0.8%	34.8	36.1	1.0%
Other	4.2	5.3	0.1%	4.6	6.0	0.2%
Total	$3,090.8	$3,672.7	100.0%	$3,099.2	$3,703.5	100.0%

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

During the nine months ended September 30, 2015, the valuations of our CMO-B portfolio decreased as a result of paydowns and maturities surpassing new purchases. The overall decrease was partially offset by higher valuations due to lower levels of prepayment speeds compared to market expectations. Yields within the CMO-B portfolio continue to decline primarily as a result of paydowns or maturities of higher yielding historical CMO-B assets being replaced at lower reinvestment rates.

The following table shows returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Net investment income (loss)	$180.6	$188.3	$553.9	$568.3
Net realized capital gains (losses)(1)	(156.4)	(84.0)	(354.4)	(196.0)
Total income (pre-tax)	$24.2	$104.3	$199.5	$372.3
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Operating earnings before income taxes	$73.1	$70.0	$208.3	$212.1
Realized gains/losses including OTTI	2.7	(0.6)	5.2	6.1
Fair value adjustments	(51.6)	34.9	(14.0)	154.1
Non-operating income	(48.9)	34.3	(8.8)	160.2
Income (loss) before income taxes	$24.2	$104.3	$199.5	$372.3

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the amounts are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $489.8 million, $452.4 million and $14.0 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $549.1 million, $512.6 million and $16.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	87.9%	AAA	—%	2007	30.0%
	2	8.1%	AA	0.6%	2006	27.5%
	3	0.9%	A	2.5%	2005 and prior	42.5%
	4	2.7%	BBB	5.8%		100.0%
	5	0.3%	BB and below	91.1%
	6	0.1%		100.0%
		100.0%
December 31, 2014
	1	86.8%	AAA	0.1%	2007	30.3%
	2	8.6%	AA	0.4%	2006	27.7%
	3	0.6%	A	4.5%	2005 and prior	42.0%
	4	2.7%	BBB	3.9%		100.0%
	5	0.3%	BB and below	91.1%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $352.2 million, $298.7 million and $4.0 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $408.7 million, $351.7 million and $4.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	88.9%	AAA	—%	2007	22.8%
	2	4.6%	AA	0.1%	2006	34.0%
	3	4.8%	A	0.9%	2005 and prior	43.2%
	4	0.7%	BBB	2.6%		100.0%
	5	—%	BB and below	96.4%
	6	1.0%		100.0%
		100.0%
December 31, 2014
	1	87.6%	AAA	—%	2007	22.6%
	2	3.8%	AA	—%	2006	33.9%
	3	6.2%	A	0.7%	2005 and prior	43.5%
	4	1.4%	BBB	3.1%		100.0%
	5	—%	BB and below	96.2%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In the first three quarters of 2015, this trend has continued, leaving delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. It has continued its recovery from the credit crisis with meaningful new issuance since the credit crisis, increasing each year to set successive new post crisis highs. While market conditions softened in the third quarter, with the disruptions in broader risk markets, new issue volume for the nine months ended September 30, 2015 remains robust, reflective of the active and competitive refinancing market.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	99.7%	AAA	57.6%	2015	9.6%
	2	0.1%	AA	10.3%	2014	17.6%
	3	0.1%	A	10.9%	2013	13.5%
	4	0.1%	BBB	8.7%	2012	0.7%
	5	—%	BB and below	12.5%	2011	0.8%
	6	—%		100.0%	2010	0.4%
		100.0%			2009 and prior	57.4%
						100.0%

December 31, 2014
	1	99.2%	AAA	53.4%	2014	15.3%
	2	0.3%	AA	12.3%	2013	12.3%
	3	0.4%	A	11.3%	2012	0.3%
	4	0.1%	BBB	8.4%	2011	0.2%
	5	—%	BB and below	14.6%	2010	0.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	71.6%
						100.0%

As of September 30, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $821.2 million, $800.8 million and $1.5 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.1 billion, $1.0 billion and $1.8 million, respectively.

As of September 30, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 56.2%, 1.6% and 16.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 57.6%, 6.0% and 17.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
September 30, 2015
	1	95.4%	AAA	85.9%	2015	10.4%
	2	1.6%	AA	2.3%	2014	18.6%
	3	1.2%	A	2.4%	2013	7.2%
	4	1.8%	BBB	6.9%	2012	8.9%
	5	—%	BB and below	2.5%	2011	0.3%
	6	—%		100.0%	2010	1.8%
		100.0%			2009 and prior	52.8%
						100.0%

December 31, 2014
	1	97.9%	AAA	87.6%	2014	19.1%
	2	2.1%	AA	3.2%	2013	10.7%
	3	—%	A	7.1%	2012	12.3%
	4	—%	BBB	2.1%	2011	3.1%
	5	—%	BB and below	—%	2010	1.9%
	6	—%		100.0%	2009	1.0%
		100.0%			2008 and prior	51.9%
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

As of September 30, 2015 and December 31, 2014 , our mortgage loans on real estate portfolio had a weighted average DSC of 2.1 and 2.0 times, and a weighted average LTV ratio of 60.1% and 59.9%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
September 30, 2015
Loan-to-Value Ratios:
0% - 50%	$1,286.2	$73.7	$26.3	$8.8	$—	$1,395.0	13.0%
>50% - 60%	2,284.7	302.6	208.2	46.4	23.1	2,865.0	26.7%
>60% - 70%	4,590.0	863.2	415.2	50.5	42.5	5,961.4	55.5%
>70% - 80%	183.8	243.2	33.7	14.7	14.2	489.6	4.6%
>80% and above	—	—	12.1	7.4	—	19.5	0.2%
Total	$8,344.7	$1,482.7	$695.5	$127.8	$79.8	$10,730.5	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$1,226.9	$150.5	$31.3	$51.9	$—	$1,460.6	14.9%
>50% - 60%	1,738.9	145.7	196.3	180.7	—	2,261.6	23.1%
>60% - 70%	4,058.3	783.4	532.8	124.3	16.0	5,514.8	56.3%
>70% - 80%	72.1	304.8	144.4	20.0	—	541.3	5.5%
>80% and above	—	7.7	1.9	9.0	—	18.6	0.2%
Total	$7,096.2	$1,392.1	$906.7	$385.9	$16.0	$9,796.9	100.0%

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

During the three and nine months ended September 30, 2015, we recorded $0.6 million and $10.9 million, respectively, of credit related OTTI of which the primary contributor was $0.3 million and $5.9 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages and the Foreign Government and Public sector. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

As of September 30, 2015, we had $625.1 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $195.5 million, Italy of $246.3 million, Portugal of $10.3 million and Spain of $173.0 million. We did not have any exposure to Greece. As of September 30, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,028.0 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2015 our sovereign exposure was $222.9 million, which consisted of fixed maturities. We also had $1,070.5 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $276.9 million and the United Kingdom of $345.3 million. The balance of $6,734.6 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,342.8 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,131.9 million, in Belgium of $307.2 million, in France of $628.8 million, in Germany of $812.3 million and in Switzerland of $883.0 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

The following table presents our European exposures at fair value and amortized cost as of September 30, 2015:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded(1)
Ireland	$—	$—	$194.3	$194.3	$176.9	$—	$—	$—	$1.2	$—	$1.2	$195.5
Italy	—	—	246.3	246.3	232.5	—	—	—	—	—	—	246.3
Portugal	—	—	10.3	10.3	8.3	—	—	—	—	—	—	10.3
Spain	—	—	173.0	173.0	155.4	—	—	—	—	—	—	173.0
Total Peripheral Europe	$—	$—	$623.9	$623.9	$573.1	$—	$—	$—	$1.2	$—	$1.2	$625.1

Belgium	$36.9	$—	$270.3	$307.2	$265.0	$—	$—	$—	$—	$—	$—	$307.2
Croatia	27.8	—	—	27.8	25.6	—	—	—	—	—	—	27.8
Czech Republic	—	—	10.6	10.6	10.1	—	—	—	—	—	—	10.6
Denmark	—	—	121.7	121.7	116.1	—	—	—	—	—	—	121.7
Finland	—	—	17.6	17.6	17.0	—	—	—	—	—	—	17.6
France	—	139.6	423.7	563.3	532.4	—	—	380.0	—	314.5	65.5	628.8
Germany	—	24.9	787.4	812.3	790.2	—	—	32.0	—	32.0	—	812.3
Kazakhstan	41.8	1.0	19.7	62.5	66.4	—	—	—	—	—	—	62.5
Latvia	4.7	—	—	4.7	4.6	—	—	—	—	—	—	4.7
Lithuania	34.4	—	—	34.4	30.2	—	—	—	—	—	—	34.4
Luxembourg	—	—	27.4	27.4	25.0	—	—	—	—	—	—	27.4
Netherlands	—	178.9	953.0	1,131.9	1,078.8	—	—	3.1	—	3.1	—	1,131.9
Norway	—	—	270.3	270.3	262.5	—	—	—	—	—	—	270.3
Russian Federation	54.8	5.0	86.1	145.9	141.3	—	—	—	—	—	—	145.9
Slovakia	5.6	—	—	5.6	5.0	—	—	—	—	—	—	5.6
Sweden	—	33.4	83.6	117.0	109.5	—	—	—	—	—	—	117.0
Switzerland	—	274.7	604.9	879.6	839.0	—	—	2.2	1.2	—	3.4	883.0
Turkey	16.9	—	59.6	76.5	76.3	—	—	—	—	—	—	76.5
United Kingdom	—	338.6	2,997.5	3,336.1	3,213.3	—	—	425.6	—	418.9	6.7	3,342.8
Total Non-Peripheral Europe	222.9	996.1	6,733.4	7,952.4	7,608.3	—	—	842.9	1.2	768.5	75.6	8,028.0
Total Europe	$222.9	$996.1	$7,357.3	$8,576.3	$8,181.4	$—	$—	$842.9	$2.4	$768.5	$76.8	$8,653.1
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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $744.6 million and $694.4 million as of September 30, 2015 and December 31, 2014, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

We manage or hold investments in certain private equity funds and single strategy hedge funds. With these entities, we serve as the investment manager and are entitled to receive investment management fees and contingent performance fees that are generally expected to be insignificant. Although we have the power to direct the activities that significantly impact the economic performance of the funds, we do not hold a significant variable interest in any of these funds and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Accordingly, we are not considered the primary beneficiary and did not consolidate any of these investment funds

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See the Consolidated Investment Entities Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Through our investments, we are not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. We, through our investments or other arrangements, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. Refer to the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Legislative and Regulatory Developments

Department of Labor Proposed Rule Regarding the Definition of "Fiduciary"

In April 2015, the Department of Labor ("DOL") published its revised proposal to broaden the definition of "fiduciary" under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and for other purposes. The proposal was subject to public comment and is currently under review by the DOL. We submitted a comment letter to the DOL on July 16, 2015, expressing our views on the proposed rule and participated in a DOL hearing concerning the proposal on August 11, 2015. We currently expect a final rule to be published sometime during the first half of 2016.

As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients’ "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a "best interest contract exemption" intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we deliver ERISA plan distribution support and investment education, conduct rollover discussions with plan participants and beneficiaries, and provide investment advice to IRA owners. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to any final rulemaking from the DOL.

Recent Activity by the NAIC

On February 24, 2015, the National Association of Insurance Commissioners (“NAIC”) Financial Regulation Standards and Accreditation (F) Committee (“Accreditation Committee”) exposed for public comment a proposed revised preamble to the NAIC accreditation standards that would apply to captives that assume XXX/AXXX, variable annuity and long-term care business. In May 2015, the Accreditation Committee adopted the proposal (the “Standard”), but deferred consideration of possible grandfathering provisions and effective dates to the 2015 NAIC Summer National Meeting. At the 2015 NAIC Summer National Meeting in August 2015, the Accreditation Committee adopted an effective date of January 1, 2016 for application of the accreditation standards to captives that assume XXX/AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX/AXXX captives if the applicable reinsurance transaction satisfies the XXX/AXXX Framework adopted by the NAIC in December 2014. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The Accreditation Committee left for future action application of the Standard to captives that assume variable annuity business.

At the NAIC Spring National Meeting in March 2015, the NAIC Financial Conditions (E) Committee established the Variable Annuities Issues (E) Working Group (“VAIWG”) to oversee the NAIC’s efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry’s use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. On November 5, 2015, upon the recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (“VA Framework for Change”) which recommends charges for NAIC groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the current exposure draft recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. We cannot predict what revisions, if any, will be made to the VA Framework for Change proposal as a result of NAIC deliberations, whether this or other proposals will be adopted by the NAIC, what revisions to the current VA statutory framework will be made as a result of the implementation of the VA Framework for Change or any other NAIC proposals, or what additional actions and regulatory changes will result from the continued VA captives scrutiny and reform efforts by the NAIC and other regulatory bodies.

For a discussion of the Company's potential risks or uncertainties related to possible regulatory changes that may result from regulatory scrutiny of captives, please see Risk Factors - Risks Related to Regulation - "Our businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" in Part I, Item IA. of our Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Captive Reinsurance Subsidiaries in our Annual Report on Form 10-K.

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

Each risk that is managed has been mapped for oversight by the Board of Directors or appropriate Board Committees. The Chief Risk Officer ("CRO") reports to the Chief Executive Officer and has direct access to the Board on a regular basis. The Company’s Board of Directors and Board Committees are directly involved within the risk framework.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2015. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$73,906.7	$(5,179.8)	$5,615.9
Commercial mortgage and other loans	—	11,205.4	(600.6)	639.8
Derivatives:
Interest rate swaps, caps, forwards	66,860.5	870.9	(600.7)	825.4
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	56,833.4	(3,766.8)	4,658.6
Funding agreements with fixed maturities and GICs	—	1,465.9	(43.8)	44.9
Supplementary contracts and immediate annuities	—	3,106.2	(173.0)	194.5
Long-term debt	—	3,811.5	(229.7)	257.7
Embedded derivatives on reinsurance	—	65.7	(131.8)	149.8
Guaranteed benefit derivatives(3):
FIA	—	1,665.9	138.2	(140.7)
GMAB / GMWB / GMWBL	—	1,995.6	(738.1)	944.1
Stabilizer and MCGs	—	162.6	(129.7)	230.4

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.
For certain liability contracts, we provide the contract holder a guaranteed minimum interest rate ("GMIR"). These contracts include fixed annuities and other insurance liabilities. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with a resulting investment margin compression negatively impacting earnings. Credited rates are set either quarterly or annually.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2015, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,849.8	$986.4	$966.8	$663.5	$631.2	$915.7	$6,013.4
1.01% - 2.00%	1,847.4	500.5	456.8	107.7	31.2	98.2	3,041.8
2.01% - 3.00%	17,644.3	660.0	487.5	174.8	46.8	99.1	19,112.5
3.01% - 4.00%	12,163.1	580.6	717.2	1.2	—	0.1	13,462.2
4.01% and Above	3,402.3	115.5	0.5	1.3	—	0.5	3,520.1
Renewable beyond 12 months (MYGA) (2)	1,818.9	—	—	—	—	—	1,818.9
Total discretionary rate setting products	$38,725.8	$2,843.0	$2,628.8	$948.5	$709.2	$1,113.6	$46,968.9
Percentage of Total	82.4%	6.1%	5.6%	2.0%	1.5%	2.4%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after September 30, 2016 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2015. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$338.2	$24.9	$(24.9)
Limited liability partnerships/corporations	—	465.6	28.5	(28.5)
Derivatives:
Equity futures and total return swaps(2)	10,775.6	(104.4)	(783.6)	781.7
Equity options	14,406.1	263.9	(74.8)	114.2
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,665.9	113.2	(59.5)
GMAB / GMWB/ GMWBL	—	1,995.6	(244.7)	287.0
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of September 30, 2015:

	As of September 30, 2015
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$35,362	$7,186	$6,630	59%		27%
Living Benefit
GMIB	$11,645	$3,385	$3,385	87%		25%
GMWBL	14,032	2,374	2,374	67%		21%
GMAB/GMWB	636	21	21	17%		19%
Living Benefit Total	$26,313	$5,780	$5,780	76%	(4)	23%	(5)
(1) Account value excludes $2.9 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2014 was 61%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2014 was 18%.

As of the date indicated above, compared to $5.8 billion of NAR, we held gross statutory reserves before reinsurance of $4.6 billion for living benefit guarantees; of this amount, $4.5 billion was ceded to Security Life of Denver International Limited, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3.5 billion as of September 30, 2015.

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on September 30, 2015 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically.

	As of September 30, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,650)	$(2,100)	$(700)	$650	$1,800	$2,750	$(1,050)	$750
Hedge gain/(loss) immediate impact	2,550	1,400	400	(500)	(1,200)	(1,800)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	550	(550)
Increase/(decrease) in LOCs	1,100	700	300	—	—	—	—	350
Net impact	$—	$—	$—	$150	$600	$950	$200	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following September 30, 2015 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs indicates the change in the amount of LOCs used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company ("VIAC"), a wholly-owned subsidiary of the Company, our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) increased by approximately $1,100 million and $900 million for the three months and nine months ended September 30, 2015, respectively. The guarantee and overlay equity hedge results were offset by the equity market increase in AG43 reserves in excess of reserves for cash surrender value of approximately $1,100 million for the three months ended September 30, 2015 and an increase of $700 million for the nine months ended September 30, 2015. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on September 30, 2015 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of September 30, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$500	$300	$50	$(150)	$(300)	$(450)	$(450)	$300

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following September 30, 2015 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $74.2 billion and $74.9 billion as of September 30, 2015 and December 31, 2014, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

We also have credit risk related to the ability of our derivatives and reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. In order to minimize the risk of credit loss on such contracts, we diversify our exposures among several counterparties and limit the amount of exposure to each based on credit rating. For most counterparties, we have collateral agreements in place that would substantially limit our credit losses in case of a counterparty default. We also generally limit our selection of counterparties that we do new transactions with to those with an "A-" credit rating or above. When exceptions are made to that principle, we ensure that we obtain collateral to mitigate our risk of loss. For derivatives counterparty risk exposures (which includes reverse repurchase and securities lending transactions), we measure and monitor our risks on a market value basis daily.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report on Form 10-K") filed with the SEC together with Risk Factors in Part II., Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

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
In particular, we have only minimal experience on policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which contract holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, although we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts are still in the first six to eight policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by customers’ financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.
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
Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, Management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years, and, as discussed above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.
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
During the third quarters of 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs. Annual assumption changes and revisions to projection model inputs implemented during 2015 resulted in a loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contractholders, discount rates applicable to future cash flows from variable annuity contracts, and long-term volatility.
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

We will continue to monitor the emergence of experience. If adjustments to policyholder behavior assumptions (e.g., lapse, annuitization and withdrawal) are necessary, which is ordinary course for interest-sensitive long-dated liabilities, we anticipate that the financial impact of such a change (either under U.S. GAAP or due to increases or decreases in gross U.S. statutory reserves) will likely be in a range, either up or down, that is generally consistent with the impact experienced in the past three years.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
July 1, 2015 - July 31, 2015	—		$—	—	$601.8
August 1, 2015 - August 31, 2015	8,259,913	(1)	44.27	8,259,913	386.1
September 1, 2015 - September 30, 2015	2,753,852		42.01	2,753,852	170.4	(2)
Total	11,013,765		$43.70	11,013,765	N/A
(1) Includes shares delivered upon termination of a share repurchase arrangement entered into on July 1, 2015. The transaction settled at a per-share repurchase price of $46.10, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.
(2) Amount remaining under repurchase authorization reflects the deduction of $100.0 million paid to a third-party financial institution in connection with a share repurchase arrangement entered into on September 23, 2015, under which shares will be delivered to the Company upon final settlement of the agreement, which will be during the fourth quarter. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of the Company’s common stock during that period.

Item 6.        Exhibits

See Exhibit Index on page 204 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2015	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE

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

