Form 10-K
period 2015-12-31
Voya Financial, Inc.
filed 2016-02-25
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        _                   to  _

Commission File Number: _001-35897______________________________________

Voya Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1222820 (IRS Employer Identification No.)

230 Park Avenue New York, New York (Address of principal executive offices)	10169 (Zip Code)
(212) 309-8200

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name on each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $10.5 billion.

As of February 11, 2016, there were 208,276,367 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2015

Table of Contents

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.
NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities and (xi) other factors described in the section "Item 1A. Risk Factors."
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

In this Annual Report on Form 10-K, the term "customers" refers to retirement plan sponsors, retirement plan participants, institutional investment clients, retail investors, corporations or professional groups offering employee benefits solutions, insurance policyholders, annuity contract holders, individuals with contractual relationships with financial advisors and holders of Individual Retirement Accounts ("IRAs") or other individual retirement, investment or insurance products sold by us.

Market data sources used with respect to our various segments include:

Retirement. Our Retirement segment sources our market segment leadership positions within the retirement industry from market surveys conducted by LIMRA, an insurance and financial services industry organization, and industry-recognized publications such as Pensions & Investments, PlanSponsor Magazine and InvestmentNews.com. Retirement tracks market segment leadership positions by assets under management ("AUM") or assets under administration ("AUA"), number of defined contribution plans, number of defined contribution plan participant accounts, sales (takeover assets and contributions), and the number of producing broker-dealer representatives.

Annuities. Our Annuities segment sources our market segment leadership positions within the annuities industry primarily from LIMRA market surveys. Annuities tracks market segment leadership positions by assets under management.

Investment Management. Our Investment Management segment sources our market segment leadership positions within the investment management industry from Morningstar fund data and industry-recognized publications such as Pension & Investments. Investment Management tracks market segment leadership positions by AUM; and by benchmark or peer median metrics, which, as presented, measure each investment product based on (i) rank above the median of its peer category within Morningstar (mutual funds) or eVestment (institutional composites) for unconstrained and fully-active investment products; or (ii) outperformance against its benchmark index for "index like", rules based, risk-constrained, or client-specific investment products.

Individual Life. Our Individual Life segment sources our market segment leadership positions within the individual life insurance industry primarily from LIMRA market surveys. Individual Life tracks market segment leadership positions by premiums sold.

Employee Benefits. Our Employee Benefits segment sources our market segment leadership positions within the employee benefits industry from LIMRA market surveys and MyHealthguide newsletter rankings. Stop loss market rankings are derived from MyHealthguide, which does not include most managed healthcare providers in their market positions survey. The MyHealthguide survey is a recurring publication that compiles a ranking of medical stop loss providers and their most recently sourced annual premium data. Employee Benefits tracks market segment leadership positions by new premiums and in-force premiums.

PART I

Item 1. Business

For the purposes of this discussion, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

We are a premier retirement, investment and insurance company serving the financial needs of approximately 13 million individual and institutional customers in the United States as of December 31, 2015. Our vision is to be America’s Retirement Company™. Our approximately 7,000 employees (as of December 31, 2015) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our retirement, investment management and insurance businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

Our extensive scale and breadth of product offerings are designed to help Americans achieve their retirement savings, investment income and protection goals. Our strategy is centered on preparing customers for "Retirement Readiness"—being emotionally and economically secure and ready for their retirement. We believe that the rapid aging of the U.S. population, weakening of traditional social safety nets, shifting of responsibility for retirement planning from institutions to individuals and growth in total retirement account assets will drive significant demand for our products and services going forward. We believe that we are well positioned to deliver on this Retirement Readiness need.

We believe that we help our customers achieve three essential financial goals, as they plan for, invest for and protect their retirement years.

•	Plan. Our products enable our customers to save for retirement by establishing investment accounts through their employers or individually.

•
Invest. We provide advisory programs, individual retirement accounts ("IRAs"), fixed annuities, brokerage accounts, mutual funds and accumulation insurance products to help our customers achieve their financial objectives. Our income products such as target date funds, guaranteed income funds, fixed annuities, IRAs, mutual funds and accumulation insurance products enable our customers to meet income needs through retirement and achieve wealth transfer objectives.

•
Protect. Our specialized retirement and insurance products, such as universal life ("UL"), indexed universal life ("IUL"), variable life, term life and stable value products, allow our customers to protect against unforeseen life events and mitigate market risk.

We tailor our products to meet the unique needs of our individual and institutional customers. Our individual businesses are primarily focused on the middle and mass affluent markets; however we serve customers across the full income spectrum, especially in our Institutional Retirement Plans business, Retail and Alternative Fund businesses, and Employee Benefits segment. Similarly, our institutional businesses serve a broad range of customers, with customized offerings to the small-mid, large and mega market segments across all industries.

We operate our principal businesses through two business lines: Retirement and Investment Solutions; and Insurance Solutions. We refer to these business lines as our "ongoing business". In addition, we also have Closed Blocks and Corporate reporting segments. Closed Blocks consists of two segments which we have placed in run-off—Closed Block Variable Annuity ("CBVA") and Closed Block Other. Our Corporate segment includes our corporate activities and corporate-level assets and financial obligations.

The following table presents a summary of our key individual and institutional markets, how we define those markets, and the key products sold in such markets.

Retail Wealth Management

Market	Household Income Range	Investable Asset Range	Typical Customer Products
Mass Market	$50,000-$100,000	<$100,000	Term Life Insurance Mutual Funds IRAs Annuities

Middle Market & Mass Affluent	$100,000-$250,000	$100,000-$2,000,000	Term Life Insurance Universal Life Insurance Mutual Funds IRAs Financial Advisory Annuities

Affluent & Wealth Management Market	$250,000-$500,000	>$2,000,000	Term Life Insurance Universal Life Insurance Mutual Funds Separately Managed Accounts Alternative Funds IRAs Financial Advisory Annuities

Institutional Markets

Market	Employee Size	Asset Range	Typical Customer Products
Small-Mid	26-3,000	$0-$150 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value / Pension Risk Transfer

Large	3,000-5,000	$150 million-$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value / Pension Risk Transfer

Mega	>5,000	>$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Retirement and Investment Solutions. Our Retirement and Investment Solutions business comprises three reporting segments: Retirement, Annuities and Investment Management. Our Retirement and Annuities segments provide an extensive product range addressing both the accumulation and income distribution needs of customers, through a broad distribution footprint of over 2,100 affiliated representatives and thousands of non-affiliated brokers and agents as well as third-party administrators ("TPAs") and banks as of December 31, 2015, and our Investment Management segment is a prominent full-service asset manager that delivers client-oriented investment solutions and advisory services, serving both individual and institutional customers.

•
Retirement is a leading provider of retirement services and products in the United States, offering tax-deferred, employer-sponsored retirement savings plans and administrative services to approximately 47,000 plan sponsors covering approximately 4.5 million plan participant accounts in corporate, education, healthcare, other non-profit and government entities as of December 31, 2015. Stable Value and pension risk transfer solutions are also offered to institutional plan sponsors where we may or may not be providing defined contribution plans. Retirement also provides IRAs and other retail financial products as well as comprehensive financial planning and advisory services to individual customers. We serve a broad spectrum of employers ranging from small companies to the very largest corporations and government entities. Retirement had $291.8 billion of AUM and AUA as of December 31, 2015, of which $96.7 billion was full service business, $191.8 billion was recordkeeping, stable value and pension risk transfer business and $3.3 billion was Retail Wealth Management business.

•
Annuities provides fixed and indexed annuities, tax-qualified mutual fund custodial and other investment-only products and payout annuities for pre-retirement wealth accumulation and post-retirement income management sold through multiple channels, and had $27.0 billion of AUM as of December 31, 2015.

•
Investment Management. We are a prominent full-service asset manager with approximately $200.7 billion of AUM and $48.8 billion of AUA as of December 31, 2015, delivering client-oriented investment solutions and advisory services. We serve both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums.

•
As of December 31, 2015, we managed $122.5 billion in our commercial business (comprising $77.7 billion for third-party institutions and individual investors, and $44.8 billion in separate account assets for our Retirement and Investment Solutions, Insurance Solutions and Closed Block businesses) and $78.2 billion in general account assets for Voya Financial.

•
As of December 31, 2015, 89.0%, 93.0%, and 71.0% of fixed income assets, 61.0%, 73.0%, and 63.0% of equity assets, and 95%, 95% and 42% of Multi-Asset Strategies and Solutions ("MASS") assets outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $24.9 billion as of December 31, 2015.

Insurance Solutions. We are a top-tier provider of life insurance in the United States, providing universal, variable and term life insurance products. Based on the LIMRA survey as of September 30, 2015, for premiums sold, our universal and term life products ranked seventeenth and twenty-fourth, respectively. The rankings reflect our recent focus on selling more capital efficient products, such as IUL. We are also a top ten ranked provider of stop-loss coverage in the United States as reported by MyHealthguide in January 2016 and provide stop-loss, group life and voluntary employee-paid and disability products to large businesses covering 5.4 million individuals. Our Insurance Solutions business comprises two reporting segments: Individual Life and Employee Benefits.

•
Individual Life provides wealth protection and transfer opportunities through universal, variable and term products, distributed primarily through a network of independent general agents and managing directors ("Aligned Distributors") to meet the needs of a broad range of customers from the middle-market through affluent market segments. As of December 31, 2015, the Individual Life distribution model is supported by approximately 100 Aligned Distributors with access to over 55,000 producers who are committed to promoting Voya products.

•
Employee Benefits provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. As of December 31, 2015, the Company has 60 employee benefits sales representatives, across 19 sales offices, with average industry experience of 18 years. For the year ended December 31, 2015, approximately two-thirds of Employee Benefits sales were attributable to stop loss products while the remaining one-third was primarily related to life and voluntary products.

Closed Blocks. We have separated our CBVA and Closed Block Other segments from our other operations, as part of a strategic decision to run-off, divest, or cease actively writing certain lines of business. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

•
CBVA. In 2009, we decided to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010) and placed this portfolio in run-off. Subsequently, we refined our hedge program to seek to dynamically protect regulatory and rating agency capital of the variable annuities block for adverse equity market movements. In addition, since 2010, we have increased statutory reserves considerably, added significant interest rate risk protection and have more closely aligned our policyholder behavior assumptions with experience. Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital from market movements via hedging and judiciously looking for opportunities to accelerate the run-off of the block, where possible. We believe that our hedge program, combined with an estimated $5.7 billion of assets available to support the guarantees in the variable annuity block (including assets which back our statutory reserves of $5.1 billion as of December 31, 2015) provide adequate resources to fund a wide range of, but not all, possible market scenarios as well as a margin for adverse policyholder behavior. For additional information, see "Part I. Item 1A. Risk Factors—Risks Related to our CBVA Segment."

•
Closed Block Other. In 2009, we also placed guaranteed investment contracts ("GICs") and funding agreements that were issued, with the proceeds invested to earn a spread, in run-off. As of December 31, 2015, remaining assets in the GICs and funding agreements portfolio had an amortized cost of $1.2 billion, down from a peak of $14.3 billion in 2008. Also included in the Closed Block Other segment is residual activity on other closed or divested businesses including our group reinsurance and individual reinsurance businesses.

As of December 31, 2015, we had $452.4 billion in total AUM and AUA and total shareholders’ equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $12.0 billion. In the year ended December 31, 2015, we generated $584.5 million of Income (loss) before income taxes, $408.3 million of Net income (loss) available to Voya Financial, Inc.’s common shareholders and $977.5 million of Operating earnings before income taxes. Operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

ORGANIZATIONAL HISTORY AND STRUCTURE

Our History

Prior to our initial public offering in May 2013, we were a wholly owned subsidiary of ING Groep N.V. ("ING Group"), a global financial institution based in the Netherlands.

Through ING Group, we entered the United States life insurance market in 1975 through the acquisition of Wisconsin National Life Insurance Company, followed in 1976 with ING Group's acquisition of Midwestern United Life Insurance Company and Security Life of Denver Insurance Company in 1977. ING Group significantly expanded its presence in the United States in the late 1990s and 2000s with the acquisitions of Equitable Life Insurance Company of Iowa (1997), Furman Selz, an investment advisory company (1997), ReliaStar Life Insurance Company (including Pilgrim Capital Corporation) (2000), Aetna Life Insurance and Annuity Company (including Aeltus Investment Management) (2000) and CitiStreet (2008). As of March 2015, ING Group has completely divested its ownership of Voya Financial, Inc. common stock, although it continues to hold warrants to acquire a certain number of our shares.

For additional information on the separation from ING Group, see the "Business, Basis of Presentation and Significant Accounting Policies" section in Part II, Item 7. of this Annual Report on Form 10-K .

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

OUR BUSINESSES

Retirement and Investment Solutions

Our Retirement and Investment Solutions business provides its products and services through three reporting segments: Retirement, Annuities and Investment Management.

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual account rollover plans and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $291.8 billion of AUM and AUA as of December 31, 2015, of which $61.9 billion were in proprietary assets.

Our Institutional Retirement Plans business offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, state and local governments, hospitals and healthcare facilities and not-for-profit organizations. We also offer stable value products and pension risk transfer solutions to institutional plan sponsors where we may or may not be providing defined contribution products and services. This broad-based institutional business crosses many sectors of the economy, which provides diversification that helps insulate us from downturns in particular industries. In the defined contribution market, we provide services to approximately 47,000 plan sponsors covering approximately 4.5 million plan participant accounts as of December 31, 2015.

Our Retail Wealth Management business, which focuses on the rapidly expanding retiree market as well as on pre-retirees and our defined contribution plan participants, offers retail financial products and comprehensive advice services to help individuals manage their retirement savings and income needs. While AUM and AUA for our Retail Wealth Management business were only a small portion of our overall AUM and AUA, amounting to $3.3 billion as of December 31, 2015, it is a key area of future growth for our Retirement segment.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated operating earnings before income taxes of $470.6 million for the year ended December 31, 2015. Our Investment Management segment also earns arm’s-length market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and Retail Wealth Management rollover products. Distribution of Investment Management products and services using the Retirement segment continues to present a growth opportunity for our Retirement and Investment Management segments that we are actively pursuing.

We will continue to focus on growing our retirement platform by driving increases in our Institutional Retirement Plans business through focused sales and retention efforts, and by further developing our Retail Wealth Management business with a particular focus on expanding relationships with our Institutional Retirement Plan participants. We will also continue to place a strong emphasis on capital and cost management while also growing our distribution platform and achieving a diversified retirement product mix.

An important element of our Retirement strategy is to leverage the extensive customer base to which we have access through our Institutional Retirement Plans business in order to grow our Retail Wealth Management and Investment Management businesses. We are therefore focused on building long-term relationships with our plan participants, especially when initiated through service touch points such as plan enrollments and rollovers, which will go beyond such participant's participation in our Institutional Retirement Plans and enable us to offer such participant's individual retirement and investment management solutions both during and after the term of their plan participation.

Institutional Retirement Plans

Products and Services

We are one of only a few providers that offer tax-deferred institutional retirement savings plans (utilizing U.S. tax-advantaged savings vehicles for tax-advantaged retirement savings), services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets. These plans may either be offered as full service or recordkeeping only service products. We also offer stable value investment options and pension risk transfer solutions to institutional clients.

Full-service retirement products provide recordkeeping and plan administration services, tailored award-winning participant communications and education programs, innovative myOrangeMoney™ digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. These include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 100 fund companies, including the Voya family of mutual funds managed by our Investment Management segment. Our full-service retirement plan offerings are also supported by financial planning and investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping only service products provide administration support for plan sponsors seeking integrated recordkeeping services for defined contribution, defined benefit and non-qualified plans. Our plan sponsor base spans the entire range of corporate plan sponsors as well as state and local governments. Our recordkeeping retirement plan offerings are also supported by award-winning participant communications and education programs, innovative myOrangeMoney™ digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as investment advisory services offered through our Retail Wealth Management business.

Stable value investment options are offered with a particular focus on cross-selling products utilizing proprietary investment management to our largest institutional recordkeeping plans. Our product offering includes both separate account GICs and synthetic GICs managed by either proprietary or outside investment managers.

Pension risk transfer solutions are offered to institutional plan sponsors looking to transfer their defined benefit plan obligations to us. We first entered this market in 2014, and we believe it offers a growth opportunity that is aligned with our expertise in servicing institutional group annuity plans and individual plan participants.

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2015)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$96.7 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framewor(k)
		K-12 Education	403(b)	Voya Custom Choice II
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account
Recordkeeping, Stable Value and Pension Risk Transfer Business	$191.8 billion	Small-Mid Corporate	401(k)	**
		Large-Mega Corporate	401(k)	**
		Government (local and state)	457	**
		Stable Value (Sold across all market segments with a strong focus on Large Corporate)	401(k) 403(b) 457(b)	Separate Account and Synthetic GICs
		Pension Risk Transfer	401(a)	Group Annuities

* Core products actively being sold today.
** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.

For plans in the full service corporate markets segment, our core products are:

•
Voya MAP Select, a group funding agreement/group annuity contract offered to fund qualified retirement plans. The product contains over 200 funds from well-known fund families (larger plans are offered the ability to offer most funds whose trades are cleared through the National Securities Clearing Corporation) as well as our general account and various stable value options.

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

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. A brief description of each, including sub segments and strengths are as follows:

Corporate Markets:

•
Small-Mid Corporate Market. In this growth market we offer full service solutions to defined contribution plans of small-mid-sized corporations (i.e., typically less than 3,000 employees). Our comprehensive product offering (including flexible investment choices), highly competitive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise in the Large Corporate market make us one of a small group of providers who can service small-mid corporate plans as they continue to grow. Furthermore, we offer a unique enrollment experience through our myOrangeMoney™ digital capabilities, plus a broad suite of financial planning, guidance and advisors products, tools and services to help plan participants better prepare for retirement.

•
Large Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations. Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management and participant retirement readiness support through a broad suite of financial planning, guidance and advisory products, tools and services. We are dedicated to providing engaging education, innovative technology-based tools and award winning print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•
Education Market. We offer comprehensive full service offerings to both public and private K-12 educational entities as well as public and private higher education institutions, which we believe are attractive growth segments. In the United States, we rank third in the K-12 education market and fourth in higher education by assets as of September 30, 2015. Our innovative solutions to reduce administrative burden, deep technical and regulatory expertise, strong on-site service teams, and broad suite of retirement readiness products, tools and services for participants, continue to support our position as one of the top providers in this market.

•
Healthcare Market. In this market we service hospitals and healthcare organizations by offering full service solutions for a variety of plan types. Like the education market, we have solutions to reduce administrative burdens, deep technical and fiduciary expertise and on-site service teams to assist healthcare plan sponsors. Additionally, we provide customized communications, education and enrollment support plus a broad suite of retirement readiness products, tools and services in order to better prepare plan participants for retirement.

•
Government Market. We provide both full service and recordkeeping only offerings to small and large governmental entities (e.g., state and local government) with a client base that spans all 50 states. For large governmental sponsors, we offer recordkeeping services that meet even the most complex needs of each client, plus offer extensive participant communication and retirement education support, including a broad suite of retirement readiness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investments. Our flexibility and expertise help make us the fourth ranked provider in this market in the United States based on AUM and AUA as of September 30, 2015.

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

Unaffiliated Distribution:

•
Independent Representatives. As of December 31, 2015, we work with more than 6,000 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing plans.

•
Independent Producers. Over 12,000 wirehouse and independent producers (as of December 31, 2015) are the primary distributors of our small-mid corporate market products, but they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•
TPAs. As of December 31, 2015, we have long-standing relationships with approximately 1,600 TPAs who are selling and/or service partners for our small-mid corporate markets business, working with a variety of vendors. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•
Affiliated Representatives. Voya Financial Advisors, our retail broker-dealer, is one of the top twelve broker-dealers in the United States as determined by total number of licensed and producing representatives. As of December 31, 2015, we had over 2,100 affiliated representatives. These representatives support sales of products for the Retirement segment as well as other segments, with a subset that are primarily focused on driving sales in education, healthcare and government market plans (full service) through increasing enrollments for existing plans, educating existing participants and selling new plans.

•
Direct Sold by Field Force. While we typically rely on third-party distribution partners for the majority of sales for our Institutional Retirement Plans business, certain members of our wholesale team also interact directly with plan sponsors primarily in the education, healthcare and government markets. Typically, this direct interaction is with a consultant hired by the plan sponsor. In order to present our offerings to these large plan clients, we work with numerous consultants at approximately 60 different consulting firms focused on these markets.

•
Direct Sold by Dedicated Voya Sales Teams. We have sales teams that work directly with large plan corporate market, stable value and pension risk transfer clients. The stable value investment only business can occur in either our recordkeeping only plans or within other vendors’ plans. Pension risk transfer solutions may be sold to our existing clients or to new clients that need a solution for de-risking their defined benefit plan. For large corporate plans, stable value products and pension risk transfer solutions, the majority of our direct interaction occurs with approximately 20 different consulting firms focused on these offerings for their clients.

Competition

Our Institutional Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Competition varies in all market segments as very few institutions are able to compete across all markets as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Institutional Retirement Plans, stable value and pension risk transfer products:

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies plus insurance-based providers with third-party administration relationships	Empower Fidelity

K-12 Education	Competitors are primarily insurance-based providers that focus on school districts across the nation	AXA VALIC

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA-CREF Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	TIAA-CREF Fidelity

Government	Compete primarily with insurance-based providers but also asset managers and 457 providers	Empower ICMA

Recordkeeping	Primarily bid against asset managers and business consulting services firms, but also compete with some payroll firms and insurance-based providers	Fidelity AON Hewitt

Stable Value	Primarily compete with select insurance companies who are also dedicated to the Stable value market, but also with certain banking institutions	Prudential MetLife

Pension Risk Transfer	Primarily compete with insurance companies	Principal Financial MetLife

Our full-service Institutional Retirement Plans business competes primarily based on pricing, the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and financial planning support, investment performance and our ability to offer industry tailored product features to meet the retirement income needs of our clients. Additionally, Voya's myOrangeMoney™ digital and mobile capabilities provide competitive advantage in the market. Regarding the large plan recordkeeping only business, we have seen consolidation among industry providers in recent years seeking to increase scale, improve cost efficiencies and enter new market segments. As a result, we emphasize our strong sponsor relationships, flexible value-added services, and technical and regulatory expertise as our competitive strengths. Additionally, we compete across all institutional markets with our broad suite of retirement readiness products, tools and services that help employers support the retirement preparedness needs of their employees. Finally, we have seen new insurance company competitors enter the stable value space because demand from participant and plan sponsors remains strong for these products. The pension risk transfer business has also seen a few new competitors enter the market to provide defined benefit de-risking solutions for institutional clients. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

Defined Benefit Recordkeeping Business Transition. In 2014, after reviewing our goals for our Retirement segment and considering the trends we see in the employee retirement benefit market, the Company made a strategic decision to transition, in an orderly fashion, out of the market for defined benefit plan administration recordkeeping services. As a result, we are gradually exiting our existing contracts that support defined benefit plan administration recordkeeping. We expect this transition to be completed by the end of 2016 and do not expect this transition to have a material impact on our future results.

Underwriting and Pricing

We price our institutional and individual retirement products based on long-term assumptions that include investment returns, mortality, persistency and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital that we must hold to support these contracts over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years before it is profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. We seek to mitigate investment risk by actively managing market and credit risks associated with investments and through asset/liability matching portfolio management.

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers simple, easy-to-understand products, along with holistic advice and guidance delivered through affiliated brokers and by online capabilities. Our current investment solutions include a variety of mutual fund custodial IRA products and managed accounts and advisory programs, plus brokerage accounts.

The primary focus of our Retirement segment is to serve approximately 4.5 million defined contribution plan participant accounts (as of December 31, 2015). We also seek to capitalize on our access to these individuals through our Institutional Retirement Plans business by developing long-term relationships and providing individual retail solutions. We believe that our ability to offer a seamless and integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Advisory Services

Retail Wealth Management advisory services and product solutions are primarily sold through our affiliated distribution group of over 2,100 Voya Financial Advisors representatives as well as online via Voya websites. The affiliated representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and they are grouped into two primary categories: affiliated field-based representatives and home office phone-based representatives. Affiliated field-based representatives are registered sales and investment advisory representatives in our retail broker dealer that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking financial advice and retail investment products (e.g., rollover products) as well as retirement and financial planning solutions. Home office phone-based representatives primarily focus on our growth opportunity of assisting participants in our large recordkeeping plans. They offer the same broad suite of products and services as the affiliated field-based representatives, but are highly trained in providing financial advice that helps customers transition through life stage and job-related changes.

In an effort to develop a path for affiliated representatives to offer holistic retirement planning solutions to participants in our Institutional Retirement Plans, we partner with our institutional clients to engage, educate, advise and motivate their employees to take action that will better prepare them for successful retirement outcomes.

Competition

Our Retail Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against integrated financial services companies and independent broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Retail Wealth Management business are, in the investor channel, Fidelity, Schwab, Vanguard and Merrill Edge, and in the field channel, LPL Financial, Ameriprise, Commonwealth, Cambridge, Cetera, Morgan Stanley Smith Barney and Bank of America Merrill Lynch.

Our Retail Wealth Management advisory services and product solutions compete based on our consultative approach, simplicity of design and a fund and investment selection process that includes proprietary and non-proprietary investment options. The advisory services and product solutions are primarily targeted towards existing participants, which allow us to benefit from our extensive relationships with large corporate and tax-exempt plan sponsors, our small and mid-corporate market plan sponsors and other qualified plan segments in healthcare, higher education and K-12 education.

Underwriting and Pricing

We price our institutional and individual retirement products based on long-term assumptions that include investment returns, mortality, persistency and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital that we must hold to support these contracts over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years before it is profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. We seek to mitigate investment risk by actively managing market and credit risks associated with investments and through asset/liability matching portfolio management.

Annuities

The Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial and other investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management, sold through multiple channels. Revenues are generated from fees and from margins based on the difference between income earned on the investments supporting the liability and interest credited to customers. Our Annuities segment generated operating earnings before income taxes of $243.0 million for the year ended December 31, 2015.

We intend to achieve our risk-adjusted return objectives in Annuities through a disciplined approach, balancing profitability with growth, with a focus on preserving margins in low interest rate environments. As a result, we expect to opportunistically grow our Fixed Indexed Annuities ("FIA") business when margins are attractive and to reduce growth but maintain distribution access when margins are less attractive. Our mutual fund custodial products business is not sensitive to interest rate conditions and, as such, is focused on growth. While we still offer traditional fixed annuities, we are prepared to allow the existing business to decline in volume due to low margins and less attractive returns. We intend to meet our risk management objectives by continuing to hedge market risks associated with the indexed crediting strategies selected by clients on our FIA contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management."

Products and Services

Our Annuities segment product offerings include immediate and deferred fixed annuities designed to address customer needs for tax-advantaged savings and retirement income and their wealth-protection concerns. New sales comprise primarily FIAs and tax-qualified mutual fund custodial accounts.

FIAs. FIAs are marketed principally based on underlying interest-crediting guarantee features coupled with the potential for increased returns based on the performance of market indices. For an FIA, the principal amount of the annuity is guaranteed to be no less than a minimum value based on non-forfeiture regulations that vary by state. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as Standard & Poor’s 500 Index (the "S&P 500"), or an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"). The parameters (such as "caps," "participation rates," and "spreads") are periodically declared by us for both initial and following periods. Our existing FIAs contain death benefits as required by non-forfeiture regulations. Some FIAs contain guaranteed withdrawal benefit features at an additional cost. These living benefits guarantee a minimum annual withdrawal amount for life. The amount of the guaranteed annual withdrawal may vary by age at first withdrawal.

Annual Reset and Multi-Year Guarantee Annuities ("MYGAs"). Our in-force block includes Annual Reset and MYGA products, which provide guaranteed minimum rates of up to 4.5% and with crediting rate terms from one year to 10 years. These products are running off, with net outflows of $0.7 billion in 2015, compared with $1.7 billion in 2014 and $1.2 billion in 2013. The run-off of these Annual Reset and MYGA contracts is expected to continue to enhance the margin of our Annuities segment in future periods.

Although not currently a significant portion of new sales, we also offer other fixed annuities with a guaranteed interest rate or a periodic annuity payment schedule suitable for clients seeking a stable return.

Investment-Only Products. Our Annuities segment offers tax-qualified mutual fund custodial products, which provide flexible investment options across mutual fund families on a no-load basis. We charge a recordkeeping fee based on the amount of assets invested in the account, and we are paid asset-based fees by the managers of the mutual funds within the account. This product is designed to be a streamlined, simple rollover solution providing continued tax deferral on retirement assets. No minimum guarantees are offered for this product.

Although not currently a significant portion of new sales, we also offer an investment-only non-qualified complement, which provides flexible investment options across mutual fund families on a no-load basis. Similar to our mutual fund custodial product, we charge a recordkeeping fee based on the amount of assets invested in the account, and we are paid asset-based fees by the managers of the mutual funds within the account. No minimum guarantees are offered for this product.

The following chart presents the key in-force annuity and investment-only products within this segment, along with data on AUM for each product, excluding payout annuities:

($ in billions)	AUM
Annuity Product	As of December 31, 2015
Fixed Indexed Annuities (FIA)	$13.9
Multi-Year Guarantee Annuities (MYGA) & other Fixed Annuities	$5.4
Investment-Only Products(1)	$4.5

(1)	Includes Separate account and mutual funds.

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

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2015	Year Ended December 31, 2015
Independent Insurance Agents / Independent Market Organizations	$703.6	23.1%
Independent Broker-Dealers	$1,569.4	51.4%
Affiliated Broker-Dealers	$545.9	17.9%
Banks and Other Financial Institutions	$231.8	7.6%

Our investment-only products are distributed nationally, primarily through relationships with independent brokers, financial planners and agents. New sales are obtained from either a "rollover" from an existing retirement account, a 1035-exchange or funded through non-qualified after-tax dollars.

Since December 2013, we have been engaged in a strategic alliance with The Allstate Corporation under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers. These fixed annuity products are issued by VIAC and VRIAC. In addition, during 2015, we engaged in a strategic alliance with Farmers Financial Solutions, a part of the Farmers Insurance Group of Companies, under which we will be the exclusive provider of indexed annuity products to Farmers customers.

Competition

Our Annuities segment faces competition from traditional insurance carriers, as well as banks, mutual fund companies and other investment managers such as Allianz, Athene, American Equity, Lincoln and Great American. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services.

Investment-only products compete with brokerage accounts and other financial service and asset allocation offerings.

Underwriting and Pricing

We generally do not underwrite individual lives in our Annuities segment. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity and persistency for the group of our contract holders as a whole, taking into account our historical experience. We price annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AUM and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses.

Our investment-only products are fee-based recordkeeping products for which the recordkeeping fees, combined with estimated mutual fund revenue sharing, are priced to cover acquisition and operating costs over the life of the account. These investment-only products do not generate investment margins, do not expose us to significant mortality risk and no hedging is required.

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2015, our Investment Management segment managed $77.7 billion for third-party institutions and individual investors, $44.8 billion in separate account assets for our Retirement Solutions and Insurance Solutions businesses and our Closed Block segments and $78.2 billion in general account assets.

We are committed to reliable and responsible investing and delivering research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services across asset classes, geographies and investment styles. We serve a variety of institutional clients, including public, corporate and Taft-Hartley Act defined-benefit and defined-contribution retirement plans, endowments and foundations, and insurance companies through our institutional distribution channel and through affiliates. We also serve individual investors by offering our mutual funds and separately managed accounts through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees typically are based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement Solutions business. Investment Management also receives fees as the primary investment manager of our general account, which is managed on an arm’s-length pricing basis. Investment Management generated operating earnings before income taxes of $181.9 million for the year ended December 31, 2015.

We are driving Investment Management profitability by leveraging continued strong investment performance across all asset classes to accelerate growth in AUM. We are also increasing scale in our primary capabilities and our share of proprietary funds in affiliate products, principally through leveraging our access to approximately 47,000 defined contribution plan sponsors and nearly 4.5 million plan participant accounts through our Retirement business as of December 31, 2015. We are focused on capitalizing on Retirement Solutions’ leading market position and Investment Management’s broad investment capabilities and strong investment track records. To that end we have established dedicated retirement resources within our Investment Management intermediary-focused distribution team to work with Retirement Solutions and have enhanced our MASS investment platform (described below) to increase focus on retirement products such as our target date and target risk portfolios, which we believe will capture an increased proportion of retirement flows going forward.

We are also growing our third-party affiliated and non-affiliated investment management business through continued strength of investment performance as well as a number of key strategic initiatives, including: improved distribution productivity; increased focus on client "solutions" and income and outcome oriented products such as target date funds; pursuit of investment only mandates on non-affiliate retirement platforms; replacement of sub-advised Voya Mutual Funds where Investment Management now offers stronger investment performance; sub-advisory mandates for Investment Management capabilities on others’ platforms; leveraging partnerships with financial intermediaries and consultants; long -term expansion of our international investment capabilities; opportunistic launching of capital markets products such as Collateralized loan obligations ("CLOs") and Closed End Mutual Funds; and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured by traditional and specialty investment platforms. The traditional platforms are fixed income, equities and MASS. The specialty investment platforms are senior bank loans and alternatives.

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2015, there were $116.1 billion in AUM on the fixed income platform, of which $78.2 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2015, there were $56.1 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up, research driven and cover growth, value and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $19.8 billion as of December 31, 2015.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2015, Pomona Capital managed assets totaling $7.3 billion across a suite of eight limited partnerships and the Pomona Investment Fund, a new registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2015, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2015		December 31, 2015
	$ in billions		$ in millions
Investment Platform
Fixed income	$116.1		$(1,773.7)
Equities	56.1		(4,698.8)
Senior Bank Loans	19.8		1,279.4
Alternatives	8.7		587.3
Total	$200.7	(1)	$(4,605.8)
MASS (1)	26.7		(3,093.9)

Client Segment
Retail	$66.7		$(6,096.6)
Institutional	55.9		84.9
General Account	78.2		N/A
Mutual Funds Manager Re-assignments (2)	N/A		1,405.9
Total	$200.7		$(4,605.8)
Voya Financial affiliate sourced, excluding CBVA(3)	$30.7		$(671.9)
CBVA (3)	23.7		(3,416.1)

(1)
$21.2 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $5.5 billion, is managed by third parties and we earn only a modest fee on these assets.

(2)	Represents the re-assignment of mutual fund management contracts to Voya Investment Management from external managers. The AUM related to the re-assignments are included in the retail segment above.

(3)	Assets sourced from Voya Financial, including CBVA, are also included in the retail and institutional markets segments above.

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

With the exception of Pomona Capital, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•
Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2015, total AUM from these channels was $66.7 billion.

•
Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2015, Investment Management had approximately 265 institutional clients, representing $55.9 billion of AUM primarily in separately managed accounts, collective investment trusts and structured vehicles.

Investment Management manages a variety of variable portfolio, mutual fund and stable value assets, sold through our Retirement, Annuities, and Insurance Solutions businesses. As of December 31, 2015, total AUM from these channels and CBVA was $54.4 billion with the majority of the assets gathered through our Retirement segment.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors in the Investment Management business include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise, bank-owned asset managers such as J.P. Morgan Asset Management, as well as "pure-play" asset managers including PIMCO, Invesco, Wellington, Legg Mason, T. Rowe Price, Franklin Templeton and Fidelity.

Insurance Solutions

Our Insurance Solutions business comprises two reporting segments: Individual Life and Employee Benefits. Our strategy is based on a broad and effective distribution model, fueled by a manufacturing capability that provides a stream of competitive product solutions, all supported by an efficient operations and underwriting model.

Individual Life

Our Individual Life segment has a broad independent distribution footprint and manufactures a wide range of competitive products, with a focus on indexed universal life. We offer fixed, indexed and variable universal life insurance products targeted to more affluent markets, and low-cost term life insurance designed to serve the middle market. We have re-priced certain products and will continue to monitor changes to the product portfolio to align with market conditions. As of September 30, 2015, we were the seventeenth largest writer of universal life in the United States based on premiums sold or written. As of September 30, 2015, we were the twenty-fourth largest writer of term life in the United States. Our strong market positions have allowed us to properly scale our business to achieve greater profitability. As of December 31, 2015, Individual Life’s in-force book comprised over 0.9 million policies and gross premiums and deposits of approximately $1.9 billion.

The Individual Life segment generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Our Individual Life segment generated operating earnings before income taxes of $172.7 million for the year ended December 31, 2015.

We intend to achieve our earnings growth in our Individual Life segment by focusing on growing our earnings drivers. Our earnings drivers include growing our in-force block of business by adding new businesses and entering new markets that meet our profit and capital requirements, combined with effectively managing our in-force block to meet our profitability objectives. They also include focusing on improving our investment margins, growing our mortality profits and fully exploiting our technological capability in order to continue to reduce new business unit costs and underwriting expense. In addition, we will further our financial objectives by continuing to utilize reinsurance to actively manage our risk and capital profile with the goal of controlling exposure to losses, reducing volatility and protecting capital. We aim to maximize earnings and capital efficiency in part by relieving the reserve strain for certain of our term and universal life products by means of reinsurance arrangements and other financing transactions. We also look to transfer certain blocks of business through reinsurance in order to more effectively manage our capital. For example, in 2015 and 2014 we reinsured two in-force blocks comprising approximately 325,000 term life insurance policies, representing approximately $190 billion of life insurance in-force and backed by over $2.7 billion in statutory reserves, to a third-party reinsurer.

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

UL. Accumulation-focused universal life products feature the opportunity to build tax-deferred cash value that can be accessed by customers via loans and withdrawals for future needs. This money grows income tax-deferred, meaning no federal or state income taxes apply while it accumulates. The compounding tax-deferred interest can be an attractive feature to policyholders. These products help policyholders meet longer-range goals like college funding, supplemental retirement income and leaving a legacy for heirs. Other features include flexible premium payments that can change to meet policyholders’ evolving financial needs.

IUL. For customers looking for an opportunity for a higher return in a low rate environment, we offer IUL products, which, along with death benefit protection, provide customers the opportunity for growth through potentially stronger surrender values than traditional UL products. These IUL products link to both fixed and indexed crediting strategies and offer protection from downside risk through a minimum interest guarantee, helping customers who seek solutions that would be advantageous for providing supplemental retirement income, payment of college costs or executive benefits. One of the IUL products we offer provides up to a lifetime death benefit guarantee coupled with significant long term surrender value potential through the ability to earn an index credit linked, in part, to any increases in the S&P 500. In October 2013, we introduced a re-priced Index Universal Life-Guaranteed Death Benefit ("IUL-GDB") which focuses on providing a death benefit for the customer wanting a guarantee but also wanting cash value for future flexibility. Indexed products are the fastest growing new product segment and are a major focus of our product and distribution effort as they are less capital intensive and provide attractive returns.

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

The following chart presents data on our in-force face amount and total gross premiums and deposits received for the key life insurance products that we offer:

	In-Force Face	Total gross premiums
($ in millions)	Amount	and deposits
	As of	Year Ended
Individual Life Product	December 31, 2015	December 31, 2015
Term Life	$254,211.2	$687.0
Universal Life	$78,274.4	$1,016.2
Variable Universal Life	$24,734.4	$173.9

Markets and Distribution

Our Individual Life segment distributes our product offerings primarily through a network of Aligned Distributors who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. Through this channel, we partner with approximately 100 Aligned Distributors with access to over 55,000 producers as of December 31, 2015. These producers utilize our brand and sell a wide range of our products, including life, annuity and mutual funds. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings. Our distribution organization boasts a comprehensive sales support, sales technology, marketing support and illustration system. We offer service solutions to meet the diverse and changing requirements of our customers and distribution partners.

The following table presents a breakdown of Individual Life sales by distribution channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2015	Year Ended December 31, 2015
Aligned Distribution Sales	$77.4	77.2%
Non-Aligned	$17.2	17.1%
Direct-Term Writers	$5.6	5.6%

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

Currently, reinsurance for new business is on a monthly renewable term basis, which only transfers mortality risk and limits our counterparty risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management".

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking sixth on a premium basis with approximately $824 million of in-force premiums. We also hold top 20 positions in the group life and voluntary benefits markets on a premium basis as of September 30, 2015. As of December 31, 2015, Employee Benefits total in-force premiums were $1.5 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated operating earnings before income taxes of $146.1 million for the year ended December 31, 2015.

The Employee Benefits segment offers attractive growth opportunities with much less capital strain. For example, we believe there are significant opportunities through expansion in the voluntary benefits market as employers shift benefits costs to their employees. We have a number of new products and initiatives that we believe will help us drive growth in this market. While expanding these lines, we also intend to continue to focus on profitability in our well established group life and stop loss product lines, by adding profitable new business to our in-force block, improving our persistency by retaining more of our best performing groups, and managing our loss ratios to below 80%, particularly on stop loss policies.

Products and Services

Our Employee Benefits segment offers stop loss insurance, group life, voluntary benefits, and group disability products. These offerings are designed to meet the financial needs of both employers and employees by helping employers attract and retain employees and control costs, as well as provide ease of administration and valuable protection for employees.

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

The following chart presents the key employee benefits products we offer, along with data on annual premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2015
Stop Loss	$824.4
Group Life	$502.6
Voluntary Benefits	$182.9
Group Disability	$94.1

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

Our Employee Benefits segment primarily targets mid-sized and large corporate employers through brokers, consultants, TPAs and private exchanges. In addition, we market stop loss coverage to employer sponsors of self-funded employee health benefits plans.

Employee Benefits products are marketed to employers and professional associations through major brokerage operations, benefits consulting firms and direct sales. In the voluntary benefits market, policies are marketed to employees at the worksite through enrollment firms, technology partners and brokers. When combined with distribution channels used by our Individual Life segment, we are able to provide complete access to our products through worksite-based sales.

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2015	Year Ended December 31, 2015
Brokerage (Commissions Paid)	$252.5	65.1%
Benefits Consulting Firms (Fee Based Consulting)	$121.2	31.2%
Worksite Sales	$14.3	3.7%

Competition

The group insurance market is mature and, due to the large number of participants in this segment, price and service are key competitive drivers. Our principal competitors include MetLife, Prudential and Minnesota Life in group life, Tokio Marine HCC (formerly Houston Casualty), Symetra and Sun Life in Stop Loss, and Unum, Allstate and Transamerica in voluntary benefits.

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. Excess Stop Loss has a reinsurance program in place that limits our exposure (after an overall $5 million aggregate deductible that we must meet before reinsurance coverage begins) to any one specific claim to $1.25 million and there is an aggregate stop loss unit that limits our exposure to $2.0 million over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

Closed Blocks

We have separated our CBVA and Closed Block Other segments from our other operations, placing them in run-off, and have made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features and to run-off the activities within the Closed Block Other segment over time. Accordingly, these segments have been classified as closed blocks and are managed separately from our ongoing business.

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

Many of these policies include living benefit riders, including guaranteed minimum withdrawal benefits for life ("GMWBL"), guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits ("GMAB") and guaranteed minimum withdrawal benefits ("GMWB"). All deferred variable annuity contracts included guaranteed minimum death benefits ("GMDB").

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

We have taken numerous actions since the financial crisis to strengthen our balance sheet, increase transparency and improve the risk profile of the block, including the following:

•
in 2009, we made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features. The products were fully closed to new sales in early 2010 and the management of the block shifted to run-off;

•	in 2010, we also refined our capital hedge overlay ("CHO") program to dynamically protect regulatory and rating agency capital levels in down equity market scenarios;

•	in early 2011, we began hedging the interest rate risk of our GMWBL book of business;

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

Our risk management program is focused on balancing key factors including regulatory reserves, rating agency capital, risk-based capital ("RBC"), liquidity, earnings, and economic value. There is significant operational scale (approximately 360,000 variable policy holders and $35.6 billion in AUM in our CBVA segment, excluding contracts in payout status, as of December 31, 2015) which ensures ongoing hedging, financial reporting and information technology maintenance expense efficiencies.

The block continues to generate revenue from asset-based fees. On a U.S. GAAP basis, we continue to amortize capitalized acquisition costs over estimated gross revenues and we incur operating costs and benefit expenses in support of the segment.

Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital from market movements via hedging and judiciously looking for opportunities to accelerate the run-off of the block, where possible. For example, we have offered enhanced income for certain eligible GMIB policyholders which allowed them to annuitize prior to the end of their 10-year waiting period.

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

Reserves for variable annuity GMDB and GMIB are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected assessments are based on a range of scenarios. The reserve for the GMIB guarantee incorporates an assumption for the percentage of the contracts that will annuitize. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more "in the money") guarantees. We periodically evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in reserves for GMDB and GMIB are reported in Policyholder benefits in the Consolidated Statements of Operations.

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

The table below presents the policy count and account value by type of deferred variable annuity benefits:

($ in millions, unless otherwise specified)	As of December 31, 2015
	Policy Count	Account Value(1)
		$	%
Guaranteed Death Benefits:	359,347	$35,524
Standard	155,444	16,254	46%
Ratchet	80,997	6,570	19%
Rollup	24,387	1,897	5%
Combo	98,519	10,803	30%
Guaranteed Living Benefits:	359,347	$35,524
GMIB	125,311	11,680	33%
GMWBL	108,142	14,128	40%
GMAB/GMWB	7,426	631	2%
No Living Benefit	118,468	9,085	25%
(1) Account value excludes $3.0 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.

Capital Management Considerations

The focus of the management of the CBVA segment is on regulatory reserve and capital requirements. As of December 31, 2015, we held regulatory reserves, net of third-party reinsurance, of $5.1 billion supporting variable annuities guarantees, which included $4.1 billion supporting living benefit guarantees.

Both market movements and changes in actuarial assumptions (including policyholder behavior and mortality) can result in significant changes to the regulatory reserve and rating agency capital requirements of this segment. The section below on "Variable Annuity Hedge Program and Reinsurance" describes the Variable Annuity CHO program, which is designed to mitigate the effect of adverse market movements on our regulatory capital and rating agency capital positions. Additionally, the section on "CBVA Risks and Risk Management" discusses the risk of adverse developments in policyholder behavior and its potential impact on the regulatory reserves and rating agency capital position.

We believe that our hedge program combined with an estimated $5.7 billion of assets available to support the guarantees in the variable annuity block provide adequate resources to fund a wide range of, but not all, possible market scenarios as well as a margin for adverse policyholder behavior.

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

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. The Variable Annuity Guarantee Hedge Program does not hedge interest rate risks for our GMIB or GMDB, however, interest rate risk is fully hedged to our targets with inclusion of the CHO program, which is discussed below. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Variance swaps and equity options were used to mitigate the impact of changes in equity volatility on the economic liabilities associated with certain minimum guaranteed living benefits. In the second quarter of 2015, we chose to cease this program because of the limited benefit of it covering a small block of business.

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of a letter of credit ("LOC") and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our captive reinsurance subsidiary domiciled in Arizona (referred to in this Annual Report on Form 10-K as "our Arizona captive") at the close of business on December 31, 2015 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in our Arizona captive even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets. See table below.

	As of December 31, 2015
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,600)	$(2,050)	$(700)	$650	$1,750	$2,600	$(950)	$700
Hedge gain/(loss) immediate impact	2,450	1,350	400	(450)	(1,150)	(1,700)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	500	(500)
Increase/(decrease) in LOCs and/or available assets	1,150	700	300	—	—	—	—	350
Net impact	$—	$—	$—	$200	$600	$900	$250	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2015 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, NAIC Actuarial Guideline 43 ("AG43") reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

As stated above, the primary focus of the hedge program is to protect regulatory and rating agency capital from market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder behavior), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, this could also cause our hedge program to not realize its key objective of protecting both regulatory and rating agency capital from market movements.

For VIAC, our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) increased by approximately $300.0 million for the year ended December 31, 2015. In addition, there was approximately no equity market change in AG43 reserves in excess of reserves for cash surrender value for the year ended December 31, 2015. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on December 31, 2015 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	December 31, 2015
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$400	$250	$50	$(150)	$(250)	$(350)	$(400)	$250

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following December 31, 2015 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. Deferred acquisition cost ("DAC") is amortized over estimated gross revenues, which we do not expect to be volatile. Volatility could be driven by loss recognition, however. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge

Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners’ variable fund returns.

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

As of December 31, 2015, the U.S. GAAP sensitivity (exclusive of our nonperformance spread) of the GMAB / GMWB and GMWBL liabilities to a 1 percentage point move in implied volatility was approximately $49 million, excluding the impact of hedge offsets.

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

•
Capital Hedge Overlay. The Variable Annuity CHO program is an overlay to the Variable Annuity Guarantee Hedge Program that mitigates the impact of potential declines in markets and their impact on regulatory reserves and rating agency capital. The program’s hedge strategy involves using equity index derivatives, variance and credit default swaps.

The following table presents notional and fair value for hedging instruments:

($ in millions)	Notional Amount			Fair Value
	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Variable Annuity Hedge Program
Equity Futures(3)	$6,460.9	$6,855.1	$6,641.3	$57.6	$104.7	$(20.9)
Total Return Swaps	2,581.8	1,126.3	1,048.7	(1.5)	8.1	(8.5)
Variance Swaps	—	6.2	1.8	—	(10.6)	(17.0)
Credit Hedge	1,550.5	1,000.0	—	(7.2)	(16.3)	—
Currency Forwards (1)	794.1	844.9	698.2	12.8	10.7	(0.5)
Interest Rate Swaps(1)(2)	14,022.0	8,962.0	12,874.0	394.9	334.8	(449.1)
Options(1)(4)	4,978.1	9,149.8	605.0	88.1	41.7	14.2
Total	$30,387.4	$27,944.3	$21,869.0	$544.7	$473.1	$(481.8)
(1) Offsetting contracts have not been netted, therefore total notional of all outstanding contracts is shown.
(2) Total notional shown is a combination of pay-fix and pay-float contracts.
(3) Fair Value equals last day’s cash settlement.
(4) Notional amounts include options used to manage volatility of $1,954.5 million, $447.2 million and $605.0 million as of December 31, 2015, 2014, and 2013, respectively.

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

In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB, and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.

Similarly, most of our GMWBL contracts are still in the first seven to nine policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than the current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for contracts in the CBVA segment. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are "in the money" are assumed to be less likely to lapse. Conversely, "out of the money" guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. Actual lapse rates that are lower than our lapse assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years, and, as discussed above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

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

In our most recent annual review of assumptions related to our CBVA contracts in the third quarter of 2015, annual assumption changes and revisions to projection model inputs implemented resulted in loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contractholders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility. Annual assumption changes and revisions to projection model inputs implemented during 2014 resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and unfavorable $85.5 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions.

As discussed above, our recent changes in lapse assumptions moved our assumptions to be in line with lapse experience over the last three years. Also as described above, future reserve increases in connection with experience updates could be material and adverse to the results of operations or financial condition of the Company.

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

On June 2, 2014 we entered into an agreement to outsource the actuarial valuation, modeling and hedging functions of our CBVA segment to Milliman, Inc. ("Milliman"). Under this agreement, Milliman performs the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage the CBVA segment and retain full accountability for assumptions and methodologies, as well as the setting of the hedge objectives and the execution of hedge positions. This agreement allows us to create a more variable cost structure for the CBVA segment.

Closed Block Other

Closed Block Other includes a GIC and funding agreement spread lending business that is in run-off, as well as continuing obligations and assets connected with the group reinsurance and individual reinsurance businesses we sold between 2004 and 2009.

Prior to 2009, we operated a spread lending business funded by a block of GICs and funding agreements. However, following the financial crisis in 2008, investor appetite for uncollateralized liabilities not rated "AAA" and collateralized funding became constrained causing funding spreads on new liabilities to widen. We shifted the focus of the business strategy from growing assets and earnings to running off the business over time. As of December 31, 2015, remaining assets in the GICs and funding agreements portfolio had an amortized cost of $1.2 billion, down from a peak of $14.3 billion in 2008. We continue to reduce the block by allowing the assets and liabilities to mature or by finding opportunities to sell assets at prices deemed attractive. New liability contracts may be issued from time to time or be terminated early in order to better match the run-off of the asset portfolio. As the business is in run-off, it is actively managed to limit liquidity risk and capital requirements.

In addition, we wrote super senior credit default swap ("CDS") contracts of which, as of December 31, 2015, approximately $1 billion of notional amount remained outstanding.

Effective January 2009, we sold our group reinsurance business, ING Reinsurance U.S., to RGA. The transaction was accounted for as a reinsurance transaction. To effect this sale, we entered into coinsurance agreements with various subsidiaries of RGA. Between 2004 and 2009, we entered into several reinsurance transactions with Scottish Re and Hannover Re pursuant to which we ceded all liabilities related to our individual life reinsurance block. In 2015, we divested of, via reinsurance, an in-force block of retained group reinsurance policies, backed by approximately $290 million of statutory reserves to a third party reinsurer. For more information on these reinsurance arrangements, see the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K and in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Reinsurance" below.

Employees

As of December 31, 2015, we had approximately 7,000 employees, with most working in one of our ten major sites in nine states.

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

Insurance Regulation

Our insurance subsidiaries are subject to comprehensive regulation and supervision under U.S. state and federal laws. Each U.S. state, the District of Columbia and U.S. territories and possessions have insurance laws that apply to companies licensed to carry on an insurance business in the jurisdiction. The primary regulator of an insurance company, however, is located in its state of domicile. Each of our insurance subsidiaries is licensed and regulated in each state where it conducts insurance business.

State insurance regulators have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business, licensing agents, admittance of assets to statutory surplus, regulating premium rates for certain insurance products, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, establishing credit for reinsurance requirements, fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values and other matters. State insurance laws and regulations include numerous provisions governing the marketplace conduct of insurers, including provisions governing the form and content of disclosures to consumers, product illustrations, advertising, product replacement, suitability, sales and underwriting practices, complaint handling and claims handling. State regulators enforce these provisions through periodic market conduct examinations. State insurance laws and regulations regulating affiliate transactions, the payment of dividends and change of control transactions are discussed in greater detail below.

Our four principal insurance subsidiaries (SLD, VRIAC, VIAC and RLI, and collectively, the "Principal Insurance Subsidiaries") are domiciled in Colorado, Connecticut, Iowa and Minnesota, respectively. Our other U.S. insurance subsidiaries are domiciled in Indiana and New York. Our insurance subsidiaries domiciled in Colorado, Connecticut, Indiana, Iowa, Minnesota and New York are collectively referred to as "our insurance subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters. In addition, we have special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that provide reinsurance to our insurance subsidiaries in order to facilitate the financing of statutory reserve requirements associated with the National Association of Insurance Commissioners ("NAIC") Model Regulation entitled "Valuation of Life Insurance Policies" (commonly known as "Regulation XXX" or "XXX"), or NAIC Actuarial Guideline 38 (commonly known as "AG38" or "AXXX"), and to fund statutory Stable Value reserves in excess of the economic reserve level. Our special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri are collectively referred to as "captive reinsurance subsidiaries" in this Annual Report on Form 10-K. For more information on our use of captive reinsurance structures, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements". We also have a captive reinsurance subsidiary domiciled in Arizona that primarily provides reinsurance to our insurance subsidiaries. Our captive reinsurance subsidiary domiciled in Arizona is referred to as "our Arizona captive" in this Annual Report on Form 10-K.

State insurance laws and regulations require our insurance subsidiaries to file financial statements with state insurance regulators everywhere they are licensed and the operations of our insurance subsidiaries and accounts are subject to examination by those regulators at any time. Our insurance subsidiaries prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The NAIC has approved a series of uniform statutory accounting principles ("SAP") that have been adopted, in some cases with minor modifications, by all state insurance regulators.

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

The insurance laws and regulations of the State of Missouri, which govern our captive reinsurance subsidiaries, require such entities to file financial statements with the Missouri Insurance Department, including statutory financial statements. The insurance laws and regulations of the State of Arizona, which govern our Arizona captive, require that entity to file financial statements with the Arizona Department of Insurance ("ADOI") and permit the filing of such financial statements on either a statutory basis or a U.S. GAAP basis. The ADOI has agreed to permit our Arizona captive to prepare its financial statements on a U.S. GAAP basis, modified for certain prescribed practices outlined in the Arizona insurance statutes. In addition, our Arizona captive obtained approval from the ADOI for certain permitted practices, including taking reinsurance credit for certain ceded reserves where the trust assets backing the liabilities are held by one of our wholly owned insurance companies. Our Arizona captive has recorded a receivable for these assets held in trust by its affiliate.

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

Captive Reinsurer Regulation

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks, and the NAIC has made recent advances in captives reform.

In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector Framework". In December 2014, the NAIC adopted Actuarial Guideline 48 ("AG48") which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to prepare regulations that would codify the Rector framework and that work continues at the NAIC. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captive.

During 2015, the NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's effort's to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry's use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the VA Framework for Change recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. In November 2015, the NAIC also approved funding for a quantitative impact study, to be conducted by Oliver Wyman and involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the "QIS Study").

We cannot predict what revisions, if any, will be made to the Rector framework or the Standard for application to captives that assume XXX or AXXX business, as multiple NAIC working groups undertake their implementation, to the VA Framework for Change proposal as a result of the QIS Study and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to certain of our policies. If state insurance regulators determine to restrict our use of captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See "Item 1A. Risk Factors—Risks Related to Regulation—Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

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

Change of Control. State insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our insurance subsidiaries, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired "control" of the company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The state insurance regulators, however, may find that "control" exists in circumstances in which a person owns or controls less than 10% of voting securities.

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

NAIC Amendments. In 2010, the NAIC adopted significant changes to the insurance holding company model act and regulations (the "NAIC Amendments"). The NAIC Amendments include a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an "enterprise risk report" that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The NAIC Amendments also include a provision requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control. Each of the states of domicile for our insurance subsidiaries has adopted its version of the NAIC Amendments.

In addition, the NAIC has proposed a "Solvency Modernization Initiative" which focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. Voya Financial prepared and submitted its first ORSA summary report in 2015. This initiative also resulted in the adoption by the NAIC in August 2014 of the Corporate Governance Annual Filing Model Act, which requires insurers to make an annual confidential filing regarding their corporate governance policies. This new model has been enacted by one of our insurance subsidiaries' domiciliary regulator and the first filing must be made in 2016.

Dividend Payment Restrictions. As a holding company with no significant business operations of our own, we will depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, our outstanding debt obligations. The states in which our insurance subsidiaries are domiciled impose certain restrictions on such subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in the states of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval (the "positive earned surplus requirement").

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

In March and April of 2013, in connection with our IPO recapitalization activities, our Principal Insurance Subsidiaries received approvals or notices of non-objection, as the case may be, from their respective domiciliary regulators to make extraordinary distributions to Voya Financial, Inc. or Voya Holdings Inc. (our subsidiary that is also a holding company) in the aggregate amount of $1,434.0 million. These distributions were paid on May 8, 2013, the day following completion of our IPO.

Prior to our IPO, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore did not have capacity to make ordinary dividend payments without regulatory approval. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective state regulators, which could be granted or withheld at the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, in connection with the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each were permitted to reset their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators.

This reset allowed our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota to more readily build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generated positive earned surplus. Based on legislative amendments adopted by the Colorado legislature in 2014, from and after July 1, 2014, our insurance subsidiary domiciled in Colorado is no longer subject to the positive earned surplus requirement, although it did generate sufficient positive earned surplus to pay an ordinary dividend in 2014. Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity.

Our Principal Insurance Subsidiaries domiciled in Iowa and Minnesota had sufficient positive earned surplus to pay ordinary dividends in 2014 and 2015. VRIAC had ordinary dividend capacity in December 2013 and also in 2014 and 2015. In 2015, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota generated capital in excess of our target combined RBC ratio of 425% and our individual insurance company ordinary dividend limits, and they sought and received domiciliary insurance regulatory approval for, and paid, extraordinary distributions in the aggregate amount of $508.0 million. Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2016. However, as a result of the extraordinary dividend it paid in 2015, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings without domiciliary insurance regulatory approval which can be granted or withheld in the discretion of the regulator.

If any of our Principal Insurance Subsidiaries do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding companies absent prior approval of our domiciliary insurance regulators, which can be granted or withheld in the discretion of the regulator. In addition, if our Principal Insurance Subsidiaries generate capital in excess of our target combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits in future years, then we may also seek extraordinary dividends or distributions. There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries" for a discussion of dividends and distributions from our insurance subsidiaries.

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

Recent actions by the NAIC. The NAIC has begun a process of redefining the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving ("PBR"). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits. Another significant development was the adoption of the new Valuation Manual ("VM"), which defines PBR for life insurance policies. The full NAIC membership adopted the new VM in December 2012. The model law that enables the new VM will become effective on the January 1st after it has been adopted by at least 42 of the 55 jurisdictions that make up the NAIC, with the further provision that the 42 adopting jurisdictions must also account for 75% of the premium by U.S. life insurance companies (measured as of 2008). The new VM is expected to become effective no earlier than January 1, 2017, and we anticipate that its provisions will require us to make changes to certain of our term and universal life insurance policies, in particular, those policies with guaranteed features and may result in more volatility in our financial results given the greater weight it places on current economic conditions.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2015, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. For IRIS ratio purposes, our Principal Insurance Subsidiaries submit data to the NAIC on an annual basis. The NAIC analyzes this data using prescribed financial data ratios. A ratio falling outside the prescribed "usual range" is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range.

Regulators typically investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range for four or more of the ratios, but each state has the right to inquire about any ratios falling outside the usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms.

Management does not anticipate regulatory action as a result of the 2015 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

Marketing and Sales

State insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation ("SAT"), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Several states have already enacted laws based on the SAT.

Securities Regulation Affecting Insurance Operations

Certain of our insurance subsidiaries sell variable life insurance and variable annuities that are registered with and regulated by the SEC as securities under the Securities Act of 1933, as amended (the "Securities Act"). These products are issued through separate accounts that are registered as investment companies under the Investment Company Act, and are regulated by state law. Each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Our mutual funds, and in certain states, our variable life insurance and variable annuity products, are subject to filing and other requirements under state securities laws. Federal and state securities laws and regulations are primarily intended to protect investors and generally grant broad rulemaking and enforcement powers to regulatory agencies.

Federal Initiatives Affecting Insurance Operations

The U.S. federal government generally does not directly regulate the insurance business. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established the Federal Stability Oversight Council ("FSOC"), which is authorized to designate non-bank financial companies as systemically significant and accordingly subject such companies to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve") if the FSOC determines that material financial distress at the company or the scope of the company’s activities could pose a threat to the financial stability of the U.S. See "—Financial Reform Legislation and Initiatives–Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

The Dodd-Frank Act also established FIO within the United States Department of the Treasury ("Treasury Department"). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a non-bank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States. The director issued that report in December 2013, recommending increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including capital and marketplace oversight. The report also recommended that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary.

Federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include federal health care regulation, pension regulation, financial services regulation, federal tax laws relating to life insurance companies and their products and the USA PATRIOT Act of 2001 (the "Patriot Act") requiring, among other things, the establishment of anti-money laundering monitoring programs.

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

Regulation of Investment and Retirement Products and Services

Our investment, asset management and retirement products and services are subject to federal and state tax, securities, fiduciary (including the Employment Retirement Income Security Act ("ERISA")), insurance and other laws and regulations. The SEC, the Financial Industry Regulatory Authority ("FINRA"), the U.S. Commodities Futures Trading Commission ("CFTC"), state securities commissions, state banking and insurance departments and the Department of Labor ("DOL") and the Treasury Department are the principal regulators that regulate these products and services. The Dodd-Frank Act may also impact our investment, asset management, retirement and securities operations. See "—Financial Reform Legislation and Initiatives—Dodd-Frank Wall Street Reform and Consumer Protection Act" below.

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

Securities Regulation with Respect to Certain Insurance and Investment Products and Services

Our variable life insurance, variable annuity and mutual fund products are generally "securities" within the meaning of, and registered under, the federal securities laws, and are subject to regulation by the SEC and FINRA. Our mutual funds, and in certain states our variable life insurance and variable annuity products, are also "securities" within the meaning of state securities laws. As securities, these products are subject to filing and certain other requirements. Sales activities with respect to these products are generally subject to state securities regulation, which may affect investment advice, sales and related activities for these products.

Some of our subsidiaries issue certain fixed and indexed annuities supported by the company’s general account and/or variable annuity contracts and variable life insurance policies through the company’s separate accounts. These subsidiaries and their activities in offering and selling variable insurance and annuity products are subject to extensive regulation under the federal securities laws administered by the SEC. Some of our separate accounts, as well as mutual funds that we sponsor, are registered as investment companies under the Investment Company Act, and the units or shares, as applicable, of certain of these investment companies are qualified for sale in some or all states, the District of Columbia and Puerto Rico. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund, which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts and certain fixed and indexed annuities supported by some of our insurance subsidiaries’ general accounts, as well as mutual funds we sponsor, are registered with the SEC under the Securities Act. Certain variable contract separate accounts sponsored by our insurance subsidiaries are exempt from registration, but may be subject to other provisions of the federal securities laws.

Broker-Dealers and Investment Advisers

Our securities operations, principally conducted by a number of SEC-registered broker-dealers, are subject to federal and state securities, commodities and related laws, and are regulated principally by the SEC, the CFTC, state securities authorities, FINRA, the Municipal Securities Rulemaking Board and similar authorities. Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

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

Pursuant to the Dodd-Frank Act, the SEC is authorized to establish a standard of conduct applicable to brokers and dealers whereby they would be required to act in the best interest of the customer without regard to the financial or other interest of the broker or dealer when providing personalized investment advice to retail and other customers. A January 2011 SEC study acknowledges that the offering of proprietary products would not be a per se violation of any such standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgments. The SEC has not yet decided whether to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisors.

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

Some of our subsidiaries are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act") and provide advice to registered investment companies, including mutual funds used in our annuity products, as well as an array of other institutional and retail clients. The Investment Advisers Act and Investment Company Act may require that fund shareholders be asked to approve new investment advisory contracts with respect to those registered investment companies upon a change in control of a fund’s adviser. Likewise, the Investment Advisers Act may require that other clients consent to the continuance of the advisory contract upon a change in control of the adviser. Further, proposals have been made that the SEC establish a self-regulatory organization with respect to registered investment advisers, which could increase the level of regulatory oversight over such investment advisers.

The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act of 1936, as amended (the "Commodity Exchange Act"). The CFTC is charged with the administration of the Commodity Exchange Act and the regulations adopted under that Act. Some of our subsidiaries are registered with the CFTC as commodity pool operators and commodity trading advisors. Our futures business is also regulated by the National Futures Association.

Employee Retirement Income Security Act Considerations

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as "prohibited transactions," such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including limited services under specific contract where we may act as an ERISA fiduciary. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to party in interest status. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the DOL, the U.S. Internal Revenue Service ("IRS") and the U.S. Pension Benefit Guaranty Corporation ("PBGC").

In April 2015, the DOL published a proposed rule that would broaden the definition of "fiduciary" under ERISA and for other purposes. The proposal was subject to public comment and we submitted a comment letter to the DOL on July 16, 2015, expressing our views on the proposed rule and participated in a DOL hearing concerning the proposal on August 11, 2015. The DOL's final version of the proposed rule is currently under review by the President's Office of Management and Budget. We currently expect a final rule to be published during the first half of 2016.

As proposed, the rule would expand the circumstances under which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. The DOL concurrently proposed a "best interest contract exemption" intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, but the exemption includes conditions and requirements that may make it costly or difficult to rely upon in practice. Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, would substantially change the legal framework within which we deliver ERISA plan distribution support and investment education, conduct rollover discussions with plan participants and beneficiaries, and provide investment advice to IRA owners. While these changes, as proposed, would restrict certain advisory practices and compensation arrangements that are common in our industry, we believe our experience providing retirement and investment products and services in a fiduciary environment positions us well to remain competitive as the industry adjusts to any final rulemaking from the DOL.

The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with any finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

The DOL has also issued a number of regulations recently, and may issue similar additional regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden on us, resulting in increased costs.

In November 2015, the DOL published a proposed rule that would exempt certain state-sponsored IRA savings plans from ERISA. This rule, if enacted, would enable the growth of state sponsored IRA savings plans for the currently underserved small-employer market, where there has been limited adoption of workplace retirement savings plans. We do not believe this rule would have a material impact on our business, as the state-sponsored plans would be aimed at workers who do not currently participate in any workplace retirement plan. On January 19, 2016, we submitted a comment letter to the DOL in which we urged the DOL to withdraw this proposed rule entirely, and instead make it easier for small employers to make traditional 401(k) plans available to their workers - an approach that we believe would more effectively address the currently underserved market.

Trust Activities Regulation

Voya Institutional Trust Company ("VITC"), our wholly owned subsidiary, was formed in 2014 as a trust bank chartered by the Connecticut Department of Banking and is subject to regulation, supervision and examination by the Connecticut Department of Banking. VITC is not permitted to, and does not, accept deposits (other than incidental to its trust and custodial activities). VITC’s activities are primarily to serve as trustee or custodian for retirement plans or IRAs.

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

The Dodd-Frank Act created a new agency, the FSOC, which is authorized to subject non-bank financial companies to the supervision of the Federal Reserve if the FSOC determines that, among other matters, material financial distress at the company or the scope of the company’s activities could pose risks to the financial stability of the United States. If we were designated by the FSOC as a systemically significant non-bank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, and additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards and requirements are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to the Company, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their scope, size, and potential impact of their activities on the financial stability of the United States.

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

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter ("OTC") derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing and trade execution of certain OTC derivatives, market participants like us are or will be (directly or indirectly) subject to regulatory requirements which may include reporting and recordkeeping, and capital and margin requirements. The transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-cleared derivatives) presents potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The CFTC and SEC jointly adopted final rules, which exempt various products regulated as insurance from the definition of "swap" and "security-based swap". However, the exemption does not extend to certain stable value products issued by insurance companies, which the SEC and CFTC are required to further study to determine whether such products should be regulated as swaps or security-based swaps. Pending such determination, stable value products are not subject to the swap provisions of this legislation. However, until further action by the SEC and CFTC, there is uncertainty whether certain stable value products offered by our insurance subsidiaries will be regulated under the Dodd-Frank Act as swaps or security-based swaps, which could adversely affect the profitability or marketability of such products.

•
The Dodd-Frank Act established FIO within the Treasury Department to be headed by a director appointed by the Secretary of the Treasury. See "—Insurance Regulation—Federal Initiatives Affecting Insurance Operations" above.

•
The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See "—Broker-Dealers and Investment Advisers" above.

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

Environmental Considerations

Our ownership and operation of real property and properties within our commercial mortgage loan portfolio is subject to federal, state and local environmental laws and regulations. Risks of hidden environmental liabilities and the costs of any required clean-up are inherent in owning and operating real property. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect the valuation of, and increase the liabilities associated with, the commercial mortgage loans we hold. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, we may be liable, in certain circumstances, as an "owner" or "operator," for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the laws of certain states. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

We routinely conduct environmental assessments prior to closing any new commercial mortgage loans or to taking title to real estate. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking these environmental assessments and complying with our internal environmental policies and procedures.

Health Care Reform Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act of 2010 (together, the "Health Care Act").

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

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Slowing growth rates globally and the uncertain consequences of changing monetary policies among the world's large central banks could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. In the short and medium term, the U.S. market faces difficulties that include persistent weakness in economic growth, volatility in asset prices and questions surrounding the program announced by the Federal Open Market Committee ("FOMC") of the Federal Reserve to gradually tighten monetary policy. In the longer term, concerns persist around the long-term sustainability of the nation’s debt profile, especially given expectations regarding future entitlement spending and persistent budget deficits, the effect on the financial system of the significant regulatory changes enacted in the aftermath of the 2008-09 financial crisis, and the consequences of increasing Federal legislative gridlock, in particular on tax and fiscal policy.

Internationally, slowing levels of growth in developing markets, in particular in China, could have significant adverse consequences for the level of global economic activity, and on commodity and other asset markets. In turn, falling commodity and energy prices can give rise to significant dislocations in global credit and currency markets, as the consequences of lower prices, revenues and asset prices are felt by borrowers and exporters, and in turn creditors and investors. In addition, the Chinese market faces concerns surrounding the stability of its credit, equity and real estate markets, and any crisis in these markets could have global consequences.

In Europe, although acute concerns regarding the economic and fiscal viability of countries such as Greece have to some extent abated, long-term structural headwinds remain in the Eurozone’s move towards a closer currency, fiscal, economic and monetary union, and significant concerns persist regarding the sovereign debt of Greece and certain other Eurozone countries. In recent times, political events have increasingly threatened the cohesiveness of the European Union, and may ultimately result in the cessation or rollback of the political and economic integration of Europe that has occurred over the past several decades. In particular, the United Kingdom is expected to hold a referendum by 2017 on its future role within Europe, the outcome of which could have substantial adverse consequences for the U.K. and European economies. The financial and political turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If countries, such as Greece, require additional financial support or if their sovereign credit ratings decline further, yields on such sovereign debt may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

In 2015, the FOMC began to tighten U.S. monetary policy as it seeks to gradually reverse programs and policies that have, in recent years, fostered a historically low interest rate environment. The effect of this effort, and the novel mechanism through which the FOMC is implementing it, remains uncertain, and could include increased volatility in debt, equity, currency and commodity markets. As the FOMC moves towards normalizing monetary policy and moving short-term interest rates off of their lower bound, the central bank may adversely affect prospects for continued economic recovery with little headroom for incremental monetary accommodation. Any increase in interest rates resulting from the FOMC's monetary policy would generally result in declining values for fixed income investments, including those we hold in our investment portfolio. A failure to successfully implement a tightening policy, on the other hand, could lead to a continued persistence of low interest rates and an associated adverse effect on certain of our long-dated liabilities and the reserves we are required to hold against them. Our results of operations, investment portfolio and AUM are exposed to these risks and may be adversely affected as a result.

More generally, the international system has in recent years faced heightened geopolitical risk, most notably in Eastern Europe and the Middle East, but also in Africa and Southeast Asia, and events in any one of these regions could give rise to an increase in market volatility or a decrease in global economic output.

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

•
An equity market decline, decreases in prevailing interest rates, or a prolonged period of low interest rates could result in the value of guaranteed minimum benefits contained in certain of our life insurance, annuity and retirement products being higher than current account values or higher than anticipated in our pricing assumptions, requiring us to materially increase reserves for such products, and may result in a decrease in customer lapses, thereby increasing the cost to us. In addition, such a scenario could lead to increased amortization and/or unfavorable unlocking of DAC and value of business acquired ("VOBA").

•
Reductions in employment levels of our existing employer customers may result in a reduction in underlying employee participation levels, contributions, deposits and premium income for certain of our retirement products. Participants within the retirement plans for which we provide certain services may elect to make withdrawals from these plans, or reduce or stop their payroll deferrals to these plans, which would reduce assets under management or administration and our revenues.

49

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

•
Fluctuations in our operating results and realized and unrealized gains and losses on our investment and derivative portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets. See "Our ability to use beneficial U.S. tax attributes is subject to limitations."

•
A default by any financial institution or by a sovereign could lead to additional defaults by other market participants. The failure of a sufficiently large and influential institution could disrupt securities markets or clearance and settlement systems and lead to a chain of defaults, because the commercial and financial soundness of many financial institutions may be closely related as a result of credit, trading, clearing or other relationships. Even the perceived lack of creditworthiness of a counterparty may lead to market-wide liquidity problems and losses or defaults by us or by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis. Systemic risk could have a material adverse effect on our ability to raise new funding and on our business, results of operations, financial condition, liquidity and/or business prospects. In addition, such a failure could impact future product sales as a potential result of reduced confidence in the financial services industry. Regulatory changes implemented to address systemic risk could also cause market participants to curtail their participation in certain market activities, which could decrease market liquidity and increase trading and other costs.

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

Adverse capital market conditions may affect the availability and cost of borrowed funds, thereby impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to carry out any share repurchases that we may undertake, to maintain our securities lending activities, to collateralize certain obligations with respect to our indebtedness, and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations and our business will suffer. As a holding company with no direct operations, our principal assets are the capital stock of our subsidiaries.

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

Disruptions, uncertainty or volatility in the capital and credit markets, such as that experienced over the past few years, may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to (1) delay raising capital, (2) reduce, cancel or postpone interest payments on our debt or reduce or eliminate dividends paid on our capital stock, (3) issue capital of different types or under different terms than we would otherwise or (4) incur a higher cost of capital than would prevail in a more stable market environment. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates.

Interest rates have remained at historical lows for an extended period and, although the Federal Reserve has recently moved to marginally increase short-term interest rates, medium- and long-term interest rates have remained at historically low levels. In addition, central banks in Europe and Japan have recently pursued largely unprecedented negative interest rate policies, the consequences of which are uncertain.

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

We believe a continuation of the current low interest rate environment would negatively affect our financial performance. In particular, we estimate that, if the ten-year Treasury yield were to remain at the levels prevailing at the time of filing this Annual Report on Form 10-K (approximately 1.8%) through the end of 2019, and assuming other benchmark Treasury yields were also to remain at their currently prevailing levels through the end of 2019 (we refer to this scenario as the “Flat Rate Scenario”), aggregate pre-tax operating earnings across our five ongoing business segments would be approximately 2% to 5% lower, as compared to our current expectations, in each of 2016, 2017, 2018, and 2019. In addition, we expect that a continuation of the current low interest rate environment would reduce our total company estimated combined RBC ratio in an amount that could be material. More specifically, we estimate that the cumulative effect of the Flat Rate Scenario over the four-year period from 2016 to 2019 would be a decline in our combined RBC ratio by approximately 50 RBC percentage points by the end of that period, as compared to our current expectations.

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

Ratings are important to our business. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Our credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. Financial strength ratings, which are sometimes referred to as "claims-paying" ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Financial strength ratings are important factors affecting public confidence in insurers, including our insurance company subsidiaries. The financial strength ratings of our insurance subsidiaries are important to our ability to sell our products and services to our customers. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2014 through the date of this Annual Report on Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.”

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

Certain of our securities continue to be guaranteed by ING Group. A downgrade of the credit ratings of ING Group could result in downgrades of these securities, as occurred during the second quarter of 2015, when Moody's downgraded these guaranteed securities from A3 to Baa1. For information on additional collateral requirements in case of a downgrade of our, or ING Group’s ratings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Potential Impact of a Ratings Downgrade”.

Because we operate in highly competitive markets, we may not be able to increase or maintain our market share, which may have an adverse effect on our results of operations.

In each of our businesses we face intense competition, including from domestic and foreign insurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, banks, technology companies and start-up financial services providers, both for the ultimate customers for our products and for distribution through independent distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution, price, perceived financial strength and credit ratings, scale and level of customer service. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our profitability. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have greater financial resources, or have higher claims-paying or credit ratings than we do. Furthermore, the preferences of the end consumers for our products and services may shift, including as a result of technological innovations affecting the marketplaces in which we operate. To the extent our competitors are more successful than we are at adopting new technology and adapting to the changing preferences of the marketplace, our competitiveness may decline.

In recent years, there has been substantial consolidation among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Future economic turmoil may accelerate additional consolidation activity. Many of our competitors also have been able to increase their distribution systems through mergers, acquisitions, partnerships or other contractual arrangements. Furthermore, larger competitors may have lower operating costs and have an ability to absorb greater risk, while maintaining financial strength ratings, allowing them to price products more competitively. These competitive pressures could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings are lower than our competitors, we may experience increased surrenders and/or a significant decline in sales. The competitive landscape in which we operate may be further affected by the government sponsored programs or regulatory changes in the United States and similar governmental actions outside of the United States. Competitors that receive governmental financing, guarantees or other assistance, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Due to the competitive nature of the financial services industry, there can be no assurance that we will continue to effectively compete within the industry or that competition will not have a material adverse impact on our business, results of operations and financial condition.

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business or result in losses.

We have developed risk management policies and procedures, including hedging programs, that utilize derivative financial instruments, and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during turbulent economic conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective.

Recently, central monetary authorities in Japan and Europe have adopted negative interest rate policies, and the FOMC has not ruled out the possibility that it may in the future adopt such policies in the United States. Because of the novelty that negative interest rates would present, it is possible that such rates would adversely affect the functionality of our actuarial, risk and other models. This could lead to disruptions in our hedging and other risk management programs, or have other unforeseen consequences.

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See “—Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses” for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, certain of our hedging strategies focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. Because our regulatory capital and rating agency capital react differently to market movements than our Variable Annuity Guarantee Hedge Program target, we have executed a Capital Hedge Overlay program to generally target these differences. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

We routinely execute a high volume of transactions such as unsecured debt instruments, derivative transactions and equity investments with counterparties and customers in the financial services industry, including broker-dealers, commercial and investment banks, mutual and hedge funds, institutional clients, futures clearing merchants, swap dealers, insurance companies and other institutions, resulting in large periodic settlement amounts which may result in our having significant credit exposure to one or more of such counterparties or customers. Many of these transactions comprise derivative instruments with a number of counterparties in order to hedge various risks, including equity and interest rate market risk features within many of our insurance and annuity products. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. As a result, we face concentration risk with respect to liabilities or amounts we expect to collect from specific counterparties and customers. A default by, or even concerns about the creditworthiness of, one or more of these counterparties or customers could have an adverse effect on our results of operations or liquidity. There is no assurance that losses on, or impairments to the carrying value of, these assets due to counterparty credit risk would not materially and adversely affect our business, results of operations or financial condition.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See “A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.” We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest-only” securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 29.6% of the carrying value of our total cash and invested assets as of December 31, 2015. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation (“CMO”) tranches in combination with financial derivatives as part of a proprietary strategy we refer to as “CMO-B,” as described under “Investments—CMO-B Portfolio.” As of December 31, 2015, our CMO-B portfolio had $3.6 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities and inverse interest-only securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk and prepayment risk. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2015, December 31, 2014 and December 31, 2013, approximately 49.3%, 44.4%, and 38.3%, respectively, of the Company’s total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only (“IO”) and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. As of December 31, 2015, our commercial loan portfolio included $3.1 million of commercial loans that were 30 days or less past due, and no commercial mortgage loans in process of foreclosure. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

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

Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized.

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Operating revenues for this segment were $622.2 million for the year ended December 31, 2015, $655.4 million for the year ended December 31, 2014, and $607.7 million for the year ended December 31, 2013 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Operating earnings before income taxes for this segment were $181.9 million for the year ended December 31, 2015, $210.3 million for the year ended December 31, 2014, and $178.1 million for the year ended December 31, 2013. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and a performance-based incentive fee, or “carried interest”. Our receipt of performance-based fees is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive performance fees. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue performance fees, which are generally reported as Net investment income and net realized gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported performance fees, which would result in a reduction to Net investment income and net realized gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported performance fees, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur. As of December 31, 2015, approximately $54.9 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees and index-crediting features (collectively, “guaranteed benefit derivatives”) include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts, correlations between interest rates and equity funds and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and likely would be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2015, 4.4% , 93.2% and 2.4% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

The determination of the amount of allowances and impairments taken on our investments is subjective and could materially and adversely impact our results of operations or financial condition. Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in net income.

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

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $117.0 million, $31.6 million, and $35.7 million in net realized capital losses for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Although we maintain a hedge program and other risk mitigating features to offset these risks, such program and features may not operate as intended or may not be fully effective, and we may remain exposed to such risks.

We may be required to accelerate the amortization of DAC, deferred sales inducements (“DSI”) and/or VOBA, any of which could adversely affect our results of operations or financial condition.

DAC represents policy acquisition costs that have been capitalized. DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. VOBA represents outstanding value of in-force business acquired. Capitalized costs associated with DAC, DSI and VOBA are amortized in proportion to actual and estimated gross profits, gross premiums or gross revenues depending on the type of contract. On an ongoing basis, we test the DAC, DSI and VOBA recorded on our balance sheets to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA. The projection of estimated gross profits, gross premiums or gross revenues requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, policyholder behavior such as surrender, lapse and annuitization rates, interest margin, expense margin, mortality, future impairments and hedging costs. Estimating future gross profits, gross premiums or gross revenues is a complex process requiring considerable judgment and the forecasting of events well into the future. If these assumptions prove to be inaccurate, if an estimation technique used to estimate future gross profits, gross premiums or gross revenues is changed, or if significant or sustained equity market declines occur and/or persist, we could be required to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses.

We cede life insurance policies and annuity contracts or certain risks related to life insurance policies and annuity contracts to other insurance companies using various forms of reinsurance, including coinsurance, modified coinsurance, funds withheld, monthly renewable term and yearly renewable term. However, we remain liable to the underlying policyholders, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations under the reinsurance contract, we will be forced to bear the entire liability for claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional statutory reserves.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2015 and December 31, 2014. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk" in Part II of this Annual Report on Form 10-K.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in recent years, we have faced a number of rate increase actions on in-force business, our management of those actions has resulted in no material effect on our results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition.

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. For additional discussion of possible updates to how the NAIC calculates RBC ratios, see “Item 1. Business— Regulation —Regulation Affecting Voya Financial, Inc.—Financial Regulation—Risk-Based Capital.”

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

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2016 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. For more details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements.”

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of Des Moines (each an “FHLB”). As of December 31, 2015 and 2014, we had $1.3 billion and $1.4 billion of non-putable funding agreements in force, respectively, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities. Should the FHLBs choose to change their definition of eligible collateral, or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB’s requirements or if legislative or other political actions cause changes to the FHLBs’ mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the confidentiality of our and our customers’ trade secrets, personal information and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the confidentiality of personal information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see “—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or implementing modifications to an existing system. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers and third party service providers, including those to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

Recently, central banks in Europe and Japan have begun to pursue negative interest rate policies, and the FOMC has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of “cyberattacks”, “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain confidential information in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

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

FASB is working on several projects which could result in significant changes in U.S. GAAP, including how we account for our insurance contracts and financial instruments and how our financial statements are presented. The changes to U.S. GAAP could affect the way we account for and report significant areas of our business, could impose special demands on us in the areas of governance, employee training, internal controls and disclosure and will likely affect how we manage our business.

We may be required to establish an additional valuation allowance against the deferred income tax asset if: (i) our business does not generate sufficient taxable income; (ii) there is a significant decline in the fair market value of our investment portfolio; or (iii) our tax planning strategies are modified. Increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2015, we have a net deferred tax asset balance of $2.2 billion. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, “Income Taxes.”

Our ability to use certain beneficial U.S. tax attributes is subject to limitations.

Section 382 (“Section 382”) and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a “loss trafficking” transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period (“Section 382 event”). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. Although we experienced a Section 382 event during the quarter ended March 31, 2014, the deferred tax asset, the valuation allowance, and the admitted deferred tax asset did not change as a result of this event. As of December 31, 2015 the Company has net operating losses and capital losses of approximately $2.7 billion and tax credits of approximately $250 million subject to the annual Section 382 limitations. As part of our participation in the IRS’s Compliance Assurance Process (“CAP”), in December 2014, we entered into an Issue Resolution Agreement (“IA”) with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. Under the IA, this annual limitation is estimated to be (i) for the 2014 to 2018 tax years, approximately $520 million per year, plus certain capital gains and (ii) for the 2019 and subsequent tax years, $450 million per year. To the extent the annual limitation is not met within any one year the excess will be available in subsequent years. The annual limitation under the IA will apply to an amount estimated to be not greater than approximately $2.9 billion of the Company’s federal tax attributes related to net operating losses and capital losses and approximately $270 million related to tax credits. We do not expect the annual limitation to impact our ability to utilize the losses or credits. As with issue resolution agreements entered into under the CAP, the matters addressed by the IA may be re-visited by the IRS in connection with a tax audit or other an examination or inquiry of the Company’s tax position.

Our business may be negatively affected by adverse publicity or increased governmental and regulatory actions with respect to us, other well-known companies or the financial services industry in general.

Governmental scrutiny with respect to matters relating to compensation, compliance with regulatory and tax requirements and other business practices in the financial services industry has increased dramatically in the past several years and has resulted in more aggressive and intense regulatory supervision and the application and enforcement of more stringent standards. The financial crisis of 2008-09 and current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators and elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, could result in some type of inquiry or investigation by regulators, legislators and/or law enforcement officials or in lawsuits. Responding to these inquiries, investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from its business. Future legislation or regulation or governmental views on compensation may result in us altering compensation practices in ways that could adversely affect our ability to attract and retain talented employees. Adverse publicity, governmental scrutiny, pending or future investigations by regulators or law enforcement agencies and/or legal proceedings involving us or our affiliates, could also have a negative impact on our reputation and on the morale and performance of employees, and on business retention and new sales, which could adversely affect our businesses and results of operations.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe upon or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, and trade secrets or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property could have a material adverse effect on our business and our ability to compete.

We may also be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of contractual patent, trademark or copyright license rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, technology copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Our Annuities segment also offers guaranteed withdrawal benefit provisions on certain indexed annuity products.

To the extent that the foregoing risk-control measures do not sufficiently mitigate the risks of the GLWB and to the extent that we continue to offer variable annuity products and products with similar features in our ongoing business, the risks described below under “Risks Related to Our CBVA Segment” will impact our ongoing business.

Risks Related to Our CBVA Segment

Although we no longer actively market retail variable annuities, our business, results of operations, financial condition and liquidity will continue to be affected by our CBVA segment for the foreseeable future.

Our CBVA segment consists of retail variable annuity insurance policies sold primarily from 2001 to early 2010, when the block entered run-off. This segment represented 14.2% of our total AUM as of December 31, 2015, income (loss) before income taxes was $(173.3) million, $(239.2) million and $(1,211.3) million for the years ended December 31, 2015, 2014, and 2013, respectively. Revenues for the segment were $1,584.5 million, $1,262.0 million and $(728.2) million for the years ended December 31, 2015, 2014, and 2013, respectively. See “Item 1. Business—Closed Blocks—CBVA.” These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer’s direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include GMDB. In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts.

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

In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.

Similarly, most of our GMWBL contracts are still in the first seven to nine policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for contracts in the CBVA segment. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are “in the money” are assumed to be less likely to lapse. Conversely, “out of the money” guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

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

During the third quarters of 2015, 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs. Annual assumption changes and revisions to projection model inputs implemented during 2015 resulted in a loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contractholders, discount rates applicable to future cash flows from variable annuity contracts, and long-term volatility.

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

The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and unfavorable $85.5 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions..

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

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from market movements rather than on the U.S. GAAP earnings impact of this block. U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore our Variable Annuity Hedge Program may create earnings volatility in our U.S. GAAP financial statements, or produce lower U.S. GAAP income or U.S. GAAP losses compared to what our unhedged results would have been. In general, in any given period rising equity market values can produce losses in our Variable Annuity Hedge Program that substantially exceed the benefit we derive from the associated decrease in valuation of the future policy benefits associated with CBVA products on a U.S. GAAP basis, and the impact of declining markets can produce gains in our Variable Annuity Hedge Program that substantially exceed the loss we derive from the associated increase in valuation of the future policy benefits on a U.S. GAAP basis. We recorded net gains (losses) related to incurred guaranteed benefits and guaranteed benefit hedging, including the CHO program, but excluding the effect of nonperformance risk, of $(1,114.8) million, $(1,575.3) million, and $(1,673.3) million for the years ended December 31, 2015, 2014, and 2013, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Company Consolidated.”

As stated above, the primary focus of the hedge program is to protect regulatory and rating agency capital from market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder experience), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, this could also cause our hedge program to not realize its key objective of protecting both regulatory and rating agency capital from market movements.

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

Our insurance operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors. See “Item 1. Business—Regulation—Insurance Regulation.”

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. We also use our Arizona captive primarily to reinsure life insurance and annuity business from our insurance subsidiaries. Uncertainties associated with continued use of our captive reinsurance subsidiaries and our Arizona captive are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted AG48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. AG48 limits the type of assets that may be used as collateral to cover the XXX and AXXX statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to prepare regulations that would codify the Rector framework and that work continues at the NAIC. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies AG 48. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left or future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captive. During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry's use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted the VA Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the VA Framework for Change recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. In November 2015, the NAIC also approved funding for a quantitative impact study, to be conducted by Oliver Wyman and involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the “QIS Study”).

We cannot predict what revisions, if any, will be made to the Rector framework or the Standard for application to captives that assume XXX or AXXX business, as multiple NAIC working groups undertake their implementation, to the VA Framework for change proposal as a result of the QIS Study and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations. For more detail see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries.”

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that is underway and is expected to continue over the next few years. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act’s potential effects could include:

•
If designated by the FSOC as a nonbank financial company subject to supervision by the Federal Reserve, we would become subject to a comprehensive system of prudential regulation, including minimum capital requirements, liquidity standards, credit exposure requirements, overall risk management requirements, management interlock prohibitions, a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress, stress testing, additional fees and assessments and restrictions on proprietary trading and certain investments. The exact scope and consequences of these standards are subject to ongoing rulemaking activity by various federal banking regulators and therefore are currently unclear. However, this comprehensive system of prudential regulation, if applied to us, would significantly impact the manner in which we operate and could materially and adversely impact the profitability of one or more of our business lines or the level of capital required to support our activities. In designating non-bank financial companies for heightened prudential regulation by the Federal Reserve, the FSOC considers, among other matters, their scope, size, and potential impact of their activities on the financial stability of the United States.

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

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. New margin and capital requirements on market participants could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

•
Pursuant to requirements of the Dodd-Frank Act, the SEC and CFTC are required to undertake a study to determine whether stable value contracts should be regulated as “swap” derivative contracts. Pending such determination, stable value contracts are not subject to the swap provisions of this legislation. In the event that stable value contracts become subject to such regulation, certain aspects of our business could be adversely impacted, including issuance of stable value contracts and management of assets pursuant to stable value mandates.

•
The Dodd-Frank Act establishes the FIO within the Treasury Department. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC’s decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States. The director issued that report in December 2013, recommending, , increased federal involvement in certain areas of insurance regulation to improve uniformity, and setting out recommendations in areas of near-term reform for the states, including prudential and marketplace oversight. The report also recommended, in part, that states develop a uniform and transparent solvency oversight regime for the transfer of risk to reinsurance captives, and adopt a uniform capital requirement for reinsurance captives, including a prohibition on transactions that do not constitute legitimate risk transfer. FIO has an ongoing charge to monitor all aspects of the insurance industry and will monitor state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

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

Other proposed regulatory initiatives under ERISA may negatively impact our broker-dealer subsidiaries. In particular, in April 2015, the DOL issued a proposed rule that would, if adopted as proposed, broaden the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. As proposed, the rule would expand the circumstances in which providers of investment advice to small plan sponsors, plan participants and beneficiaries, and IRA investors are deemed to act in a fiduciary capacity. The rule would require such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation. Although the DOL concurrently proposed a "best interest contract exemption" intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation, the exemption includes conditions and requirements that may make it difficult to rely upon in practice.

Although the final outcome of the DOL rulemaking remains uncertain, the proposed rule, if adopted in its current form, could adversely affect our service model regarding ERISA plan distribution support, investment education, rollover discussions with plan participants and beneficiaries, and investment support of IRA owners. The proposed rule could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services. In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in ERISA litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide. See “Item 1. Business—Regulation—Employee Retirement Income Security Act Considerations”.

In November 2015, the DOL published a proposed rule that would exempt certain state-sponsored IRA savings plans from ERISA. This rule, if enacted, would enable the growth of state-sponsored IRA savings plans for the currently underserved small-employer market, where there has been limited adoption of workplace retirement savings plans. We do not believe the rule would have a material impact on our business, as the state-sponsored plans would be aimed at workers who do not currently participate in any workplace retirement plan.

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

We may not be able to mitigate the reserve strain associated with Regulation XXX and AG38, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

Regulation XXX requires insurers to establish additional statutory reserves for certain term life insurance policies with long-term premium guarantees and for certain universal life policies with secondary guarantees. In addition, AG38 clarifies the application of Regulation XXX with respect to certain universal life insurance policies with secondary guarantees. Many of our newly issued term insurance products and an increasing number of our universal life insurance products are affected by Regulation XXX and AG38, respectively. The application of both Regulation XXX and AG38 involves numerous interpretations. At times, there may be differences of opinion between management and state insurance departments regarding the application of these and other actuarial standards. Such differences of opinion may lead to a state insurance regulator requiring greater reserves to support insurance liabilities than management estimated.

We have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38, including the use of LOCs and the implementation of other transactions that provide acceptable collateral to support the reinsurance of the liabilities to wholly owned reinsurance captives or to third-party reinsurers. These arrangements are subject to review and approval by state insurance regulators and review by rating agencies. State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of wholly owned reinsurance captives to reinsure these liabilities and the NAIC has made recent advances in captives reform. During 2014 and 2015, the NAIC adopted captives proposals applicable to captives that assume Regulation XXX and AG38 reserves. See “Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries.” Rating agencies may include a portion of these LOCs or other collateral in their leverage calculations, which could increase their assessment of our leverage ratios and potentially impact our ratings. We cannot provide assurance that our ability to use captive reinsurance companies to achieve the desired benefit from financing statutory reserves will not be limited or that there will not be regulatory or rating agency challenges to the reinsurance and capital management actions we have taken to date or that acceptable collateral obtained through such transactions will continue to be available or available on a cost-effective basis.

The result of these potential challenges, as well as the inability to obtain acceptable collateral, could require us to increase statutory reserves, incur higher operating and/or tax costs or reduce sales. Because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and materially and adversely affect our life insurance business.

Certain of the reserve financing facilities we have put in place will mature prior to the run off of the liabilities they support. As a result, we cannot provide assurance that we will be able to continue to maintain collateral support related to our captives reinsurance subsidiaries or our Arizona captive. If we are unable to continue to maintain collateral support related to our captive reinsurance subsidiaries or our Arizona captive, we may be required to increase statutory reserves or incur higher operating and/or tax costs than we currently anticipate.

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

Congress has signaled interest in possibly pursuing limited international tax reform. If successful it is unlikely to result in reducing corporate tax rates by broadening the taxable income base. Also viewed as unlikely is a reduction of tax preferences, including possibly the reduction or elimination of tax preferences associated with our industry. States that stand to lose tax revenue of their own will exert pressure on the federal government not to enact additional measures as part of comprehensive tax reform that would negatively impact them. Such a situation may result in more pressure on raising revenue from tax preferences associated with our Company and products.

Risks Related to Our Holding Company Structure

As holding companies, Voya Financial, Inc. and Voya Holdings depend on the ability of their subsidiaries to transfer funds to them to meet their obligations.

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase any stock, and to meet its other obligations. The subsidiaries of Voya Financial, Inc. are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings Inc., which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. will further depend on their ability to meet applicable regulatory standards and receive regulatory approvals, as discussed below under “—The ability of our insurance subsidiaries to pay dividends and other distributions to Voya Financial, Inc. and Voya Holdings is further limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.”

Voya Holdings is wholly owned by Voya Financial, Inc. and is also a holding company, and accordingly its ability to make payments under its guarantees of our indebtedness or on the debt for which it is the primary obligor is subject to restrictions and limitations similar to those applicable to Voya Financial, Inc. Neither Voya Financial, Inc., nor Voya Holdings, has significant sources of cash flows other than from our subsidiaries that do not guarantee such indebtedness.

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

The ability of our insurance subsidiaries to pay dividends and other distributions to Voya Financial, Inc. and Voya Holdings Inc. is limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends.

The payment of dividends and other distributions to Voya Financial, Inc. and Voya Holdings Inc.by our insurance subsidiaries is regulated by state insurance laws and regulations.

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. Under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. New York has similar restrictions, except that New York’s statutory definition of extraordinary dividend or distribution is an aggregate amount in any calendar year that exceeds the lesser of (1) 10% of policyholder’s surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, not including realized capital gains. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the “positive earned surplus requirement”). From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. More stringent restrictions on dividend payments may be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Voya Financial, Inc. or Voya Holdings by our insurance subsidiaries without prior approval by regulatory authorities. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

Prior to our initial public offering, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore had no ordinary dividend capacity. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective domiciliary state regulators, which could be granted or withheld in the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, in connection with the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each were permitted to reset their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. A detailed description of the permitted practices is included in “Item 1. Business—Regulation—Insurance Regulation—Insurance Holding Company Regulation.”

This reset allowed our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota to build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generated positive earned surplus. Based on legislative amendments adopted by the Colorado legislature in 2014, from and after July 1, 2014, our Principal Insurance Subsidiary domiciled in Colorado is no longer subject to the positive earned surplus requirement although it had sufficient positive earned surplus to pay an ordinary dividend in 2014. Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. Our Principal Insurance Subsidiaries domiciled in Iowa and Minnesota had sufficient positive earned surplus to pay ordinary dividends in 2014. VRIAC had ordinary dividend capacity in December 2013 and also in 2014 and 2015. In 2015, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota generated capital in excess of our combined RBC ratio of 425% and our individual insurance company ordinary dividend limits, and they sought and received domiciliary insurance regulatory approval for, and paid, extraordinary distributions in the aggregate amount of $508.0. Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2016. However, as a result of the extraordinary dividend it paid in 2015, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings Inc. without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

If any of our Principal Insurance Subsidiaries do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding companies absent prior approval of its domiciliary insurance regulator, which can be granted or withheld in the discretion of the regulator. In addition, if our Principal Insurance Subsidiaries generate capital in excess of our target combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits in future years, then we may also seek extraordinary dividends or distributions. There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, we owned or leased 69 locations totaling approximately 2.1 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.3 million square feet was leased properties throughout the United States.

Item 3. Legal Proceedings

See the Litigation and Regulatory Matters section of the Commitments and Contingencies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of our material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Common Equity

Voya Financial, Inc.'s common stock, par value $0.01 per share, began trading on the NYSE under the symbol "VOYA" on May 2, 2013.

The following table summarizes high and low sales prices for the common stock on the NYSE for the periods indicated and the dividends declared per share during such periods:

2015	High	Low	Dividends declared
1st Quarter	$44.97	$38.28	$0.01
2nd Quarter	48.30	41.92	0.01
3rd Quarter	48.08	36.96	0.01
4th Quarter	$42.45	$35.77	$0.01

2014	High	Low	Dividends declared
1st Quarter	$37.75	$32.70	$0.01
2nd Quarter	37.59	32.60	0.01
3rd Quarter	40.08	35.73	0.01
4th Quarter	$43.35	$33.94	$0.01
The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on Voya Financial, Inc.'s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Voya Financial, Inc.'s other insurance subsidiaries and other factors deemed relevant by the Board. The payment of dividends is also subject to restrictions under the terms of our junior subordinated debentures in the event we should choose to defer interest payments on those debentures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in Part II, Item 7. of this Annual Report on Form 10-K for further information regarding common stock dividends.

At February 22, 2016, there was one stockholder of record of common stock, which is different from the number of beneficial owners of the Company’s common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
October 1, 2015 - October 31, 2015	—		$—	—	$170.4
November 1, 2015 - November 30, 2015	2,538,815		41.24	2,538,815	65.8
December 1, 2015 - December 31, 2015	3,719,475	(1)	39.10	3,719,475	20.3
Total	6,258,290		$39.97	6,258,290	N/A

(1) Includes 2,534,475 shares delivered upon termination of a $100.0 million share repurchase arrangement entered into on September 23, 2015. The transaction settled at a per-share repurchase price of $39.46, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended December 31, 2015, there were 1,080 Treasury share increases in connection with such withholding activities.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company’s Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2015, 2014 and 2013 and the Balance Sheet data as of December 31, 2015 and 2014 have been derived from the Company’s Consolidated Financial Statements included elsewhere herein. As discussed in the Revision of Previously Issued Financial Statement section of the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, we are revising previously audited Statement of Operations data for the years ended December 31, 2014 and 2013 and the Balance Sheet data as of December 31, 2014 and 2013. Additionally, the previously audited Statement of Operations data for the years ended December 31, 2012 and 2011 and the Balance Sheet data as of December 31, 2012 and 2011 have also been revised due to the restatement discussed in the Revision of Previously Issued Financial Statement section of the Business, Basis of Presentation and Significant Accounting Policies Note. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$4,637.8	$4,614.8	$4,689.0	$4,697.9	$4,968.8
Fee income	3,481.1	3,632.5	3,666.3	3,515.4	3,603.6
Premiums	3,024.5	2,626.4	1,956.3	1,861.1	1,770.0
Total net realized capital gains (losses)	(733.3)	(878.4)	(2,536.8)	(1,263.8)	(1,514.4)
Total revenues	11,341.2	11,086.9	8,756.5	9,632.3	9,735.8
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	6,510.0	5,937.9	4,497.8	4,861.6	5,742.0
Operating expenses	3,103.0	3,561.7	2,686.7	3,155.0	3,030.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	663.4	379.3	442.8	722.3	387.0
Interest expense	196.5	189.7	184.8	153.7	139.3
Total benefits and expenses	10,756.7	10,285.7	8,000.4	9,009.3	9,441.0
Income (loss) before income taxes	584.5	801.2	756.1	623.0	294.8
Net income (loss)	538.6	2,532.7	788.6	628.2	119.8
Less: Net income (loss) attributable to noncontrolling interest	130.3	237.7	190.1	138.2	190.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	408.3	2,295.0	598.5	490.0	(71.1)
Earnings Per Share(1)
Basic	$1.81	$9.07	$2.39	$2.13	$(0.31)
Diluted	$1.80	$9.00	$2.38	$2.13	$(0.31)
Cash dividends declared per common share	$0.04	$0.04	$0.02	$—	$—

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
Balance Sheet Data:	($ in millions)
Total investments	$88,491.9	$90,833.8	$87,050.8	$95,487.6	$92,819.2
Assets held in separate accounts	96,514.8	106,007.8	106,827.1	97,667.4	88,714.5
Total assets	218,249.6	226,930.7	221,023.2	216,394.2	203,572.8
Future policy benefits and contract owner account balances	88,172.1	84,951.7	83,963.7	86,010.7	88,330.4
Short-term debt	—	—	—	1,064.6	1,054.6
Long-term debt	3,485.9	3,515.7	3,514.7	3,171.1	1,343.1
Liabilities related to separate accounts	96,514.8	106,007.8	106,827.1	97,667.4	88,714.5
Total Voya Financial, Inc. shareholders' equity, excluding AOCI(2)	12,010.9	13,042.5	11,466.1	10,209.2	9,786.9
Total Voya Financial, Inc. shareholders' equity	13,435.8	16,146.2	13,315.2	13,919.9	12,381.9
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges(3)	1.20	1.28	1.27	1.21	1.06
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
(3) Interest and debt issuance costs include interest costs related to variable interest entities of $272.2 million, $209.5 million, $180.6 million, $106.4 million and $68.4 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges of 1.21, 1.25, 1.24, 1.20 and 1.05 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges excluding interest credited to policyholder account balances of 3.33, 3.78, 3.76, 3.92 and 1.80 for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The selected financial data in 2014 and 2013, as originally reported, the effect of the change and as adjusted, is presented below:
	Year Ended December 31, 2014			Year Ended December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Statement of Operations Data:
Revenues
Net Investment Income	$4,614.8	$—	$4,614.8	$4,689.0	$—	$4,689.0
Fee Income	3,632.5	—	3,632.5	3,666.3	—	3,666.3
Premiums	2,626.4	—	2,626.4	1,956.3	—	1,956.3
Total net realized capital gains (losses)	(894.4)	16.0	(878.4)	(2,534.8)	(2.0)	(2,536.8)
Total revenues	11,070.9	16.0	11,086.9	8,758.5	(2.0)	8,756.5
Benefits and Expenses:
Interest credited and other benefits to contract owners/policyholders	5,937.9	—	5,937.9	4,497.8	—	4,497.8
Operating expenses	3,561.7	—	3,561.7	2,686.7	—	2,686.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	379.3	—	379.3	442.8	—	442.8
Interest expense	189.7	—	189.7	184.8	—	184.8
Total benefits and expenses	10,285.7	—	10,285.7	8,000.4	—	8,000.4
Income (loss) before income taxes	785.2	16.0	801.2	758.1	(2.0)	756.1
Net income (loss)	2,537.4	(4.7)	2,532.7	790.6	(2.0)	788.6
Less: Net income (loss) attributable to noncontrolling interest	237.7	—	237.7	190.1	—	190.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	2,299.7	(4.7)	2,295.0	600.5	(2.0)	598.5
Earnings Per Share
Basic	$9.09	$(0.02)	$9.07	$2.40	$(0.01)	$2.39
Diluted	$9.02	$(0.02)	$9.00	$2.38	$—	$2.38
Cash dividends declared per common share	$0.04	$—	$0.04	$0.02	$—	$0.02
Balance Sheet Data:
Total investments	$90,833.8	$—	$90,833.8	$87,050.8	$—	$87,050.8
Assets held in separate accounts	106,007.8	—	106,007.8	106,827.1	—	106,827.1
Total assets	226,951.4	(20.7)	226,930.7	221,023.2	—	221,023.2
Future policy benefits and contract owner account balances	85,010.7	(59.0)	84,951.7	84,006.7	(43.0)	83,963.7
Short-term debt	—	—	—	—	—	—
Long-term debt	3,515.7	—	3,515.7	3,514.7	—	3,514.7
Liabilities related to separate accounts	106,007.8	—	106,007.8	106,827.1	—	106,827.1
Total Voya Financial, Inc. shareholders' equity, excluding AOCI	13,004.2	38.3	13,042.5	11,423.1	43.0	11,466.1
Total Voya Financial, Inc. shareholders' equity	16,107.9	38.3	16,146.2	13,272.2	43.0	13,315.2
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges	1.27	0.01	1.28	1.27	—	1.27

The selected financial data in 2012 and 2011, as originally reported, the effect of the change and as adjusted, is presented below:
	Year Ended December 31, 2012			Year Ended December 31, 2011
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Statement of Operations Data:
Revenues
Net Investment Income	$4,697.9	$—	$4,697.9	$4,968.8	$—	$4,968.8
Fee Income	3,515.4	—	3,515.4	3,603.6	—	3,603.6
Premiums	1,861.1	—	1,861.1	1,770.0	—	1,770.0
Total net realized capital gains (losses)	(1,280.8)	17.0	(1,263.8)	(1,531.4)	17.0	(1,514.4)
Total revenues	9,615.3	17.0	9,632.3	9,718.8	17.0	9,735.8
Benefits and Expenses:
Interest credited and other benefits to contract owners/policyholders	4,861.6	—	4,861.6	5,742.0	—	5,742.0
Operating expenses	3,155.0	—	3,155.0	3,030.8	—	3,030.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	722.3	—	722.3	387.0	—	387.0
Interest expense	153.7	—	153.7	139.3	—	139.3
Total benefits and expenses	9,009.3	—	9,009.3	9,441.0	—	9,441.0
Income (loss) before income taxes	606.0	17.0	623.0	277.8	17.0	294.8
Net income (loss)	611.2	17.0	628.2	102.8	17.0	119.8
Less: Net income (loss) attributable to noncontrolling interest	138.2	—	138.2	190.9	—	190.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	473.0	17.0	490.0	(88.1)	17.0	(71.1)
Earnings Per Share
Basic	$2.06	$0.07	$2.13	$(0.38)	$0.07	$(0.31)
Diluted	$2.06	$0.07	$2.13	$(0.38)	$0.07	$(0.31)
Cash dividends declared per common share	$—	$—	$—	$—	$—	$—
Balance Sheet Data:
Total investments	$95,487.6	$—	$95,487.6	$92,819.2	$—	$92,819.2
Assets held in separate accounts	97,667.4	—	97,667.4	88,714.5	—	88,714.5
Total assets	216,394.2	—	216,394.2	203,572.8	—	203,572.8
Future policy benefits and contract owner account balances	86,055.7	(45.0)	86,010.7	88,358.4	(28.0)	88,330.4
Short-term debt	1,064.6	—	1,064.6	1,054.6	—	1,054.6
Long-term debt	3,171.1	—	3,171.1	1,343.1	—	1,343.1
Liabilities related to separate accounts	97,667.4	—	97,667.4	88,714.5	—	88,714.5
Total Voya Financial, Inc. shareholders' equity, excluding AOCI	10,164.2	45.0	10,209.2	9,758.9	28.0	9,786.9
Total Voya Financial, Inc. shareholders' equity	13,874.9	45.0	13,919.9	12,353.9	28.0	12,381.9
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges	1.20	0.01	1.21	1.06	—	1.06

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2015, 2014 and 2013 and financial condition as of December 31, 2015 and 2014. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management:

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare, other non-profit and government markets. Stable value products and pension risk transfer solutions are also offered to institutional clients where we may or may not be providing defined contribution products and services. Our Retirement segment also provides individual retirement accounts ("IRAs") and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators ("TPAs"), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans, stable value business and pension risk transfer solutions, as well as a team of affiliated brokers who sell our products in person, via telephone and online.

•
Our Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and other investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent marketing organizations, independent broker-dealers, banks, independent insurance agents, pension professionals and affiliated broker-dealers.

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

The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits:

•
Our Individual Life segment provides wealth protection and transfer opportunities through universal, variable and term life products. Our customers range across a variety of age groups and income levels. We primarily distribute our product offerings through a network of independent general agents and managing directors ("Aligned Distributors"), who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings.

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

In addition to our Ongoing Business, we also have a Corporate and two Closed Blocks segments. The Corporate segment includes our corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, other items not allocated to segments, including items such as expenses of our Strategic Investment Program (described below), certain expenses and liabilities of employee benefit plans and intercompany eliminations.

The Closed Blocks segments consist of two separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold. Accordingly, these segments have been classified as closed blocks and are managed separately from our Ongoing Business.

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

•
The Closed Block Other segment consists primarily of run-off activity related to a block of guaranteed investment contracts ("GICs") and funding agreements that were issued with the proceeds invested to earn a spread, as well as other residual activity on closed or divested businesses, including our group reinsurance and individual reinsurance businesses. While the segment includes activity being managed in active run-off, we may issue liabilities from time to time to replace liabilities that are maturing.

Revision of Previously Issued Financial Statements

As part of our ongoing process of validating actuarial models, we identified during the second quarter of 2015 improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of our guaranteed minimum withdrawal benefits with life payouts ("GMWBL") products. The products are included in our CBVA segment and are no longer offered by the Company. The errors affected our financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for periods prior to the second quarter of 2015 and did not impact regulatory or rating agency capital. The errors did not affect our variable annuity policyholders in any manner.
Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, we concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in our quarterly and annual financial statements that have been previously filed in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing our Consolidated Financial Statements for the year ended December 31, 2015, we made appropriate revisions to our financial statements for historical periods. Such changes are reflected in the financial results for the years ended December 31, 2014 and 2013, included in this Annual Report on Form 10-K and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.
See the "Revision of Previously Issued Financial Statements" section in the Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, the start of the normalization process of monetary policy has resulted in an increase in volatility, exacerbated by heightened concern around the health of economic activity in China and, by extension, global economic conditions. This concern has been particularly acute in commodity-related sectors of the markets as investors adjust their expectations for companies in the energy and metals sectors in light of the rapid and steep decline in commodity prices. In the short- to medium-term, the potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 ("financial crisis") and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe the current market conditions noted above may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

Interest rates moved modestly higher in 2015, but remain at levels that are still low by historical standards. The beginning of the normalization of monetary policy produced a flattening of the yield curve as the market priced continued increases in the Federal Funds rate in the front end of the curve. The timing and impact of any further increases in the Federal Funds rate are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, continued development in labor markets, the outlook for inflation and other risks that will impact the level and volatility of rates.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $86.5 billion as of December 31, 2015, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2016 will earn an average yield in the range of 4.00% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

The Impact of our CBVA Segment on U.S. GAAP Earnings

Our ongoing management of our CBVA segment is focused on preserving our current capitalization status through careful risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our hedge programs may create earnings volatility in our financial statements.

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

Seasonality and Other Matters

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

Investment Management

•	The first quarters tend to have the lowest performance fees.

•	In the fourth quarters, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

Individual Life

•	The fourth quarters tend to have the highest levels of universal life insurance sales. This seasonal pattern is typical for the industry.

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

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to future policy benefits and contract owner account balances and deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") (collectively, "DAC/VOBA") and other intangibles, which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Furthermore, Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance fees related to sponsored private equity funds (“carried interest”) that are subject to later adjustment based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdles. During the first quarter of 2016, we have experienced significant declines in the market value of the investment portfolio of a private equity fund for which we have previously accrued $30.2 million of performance fees. If, as a result of these declines, the cumulative rate of investment return for this fund falls below the established hurdle rate as of the end of any quarterly measuring period, some or all of such fees could be reversed in future periods with such reversals reported in Net income (loss) attributable to noncontrolling interest in the Consolidated Statement of Operations. See Item 1A, “Risk Factors”-“Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized.”

Strategic Investment Program

On June 2, 2015, we announced that we would incur an incremental $350.0 million of expenses during the years 2015 through 2018 as it relates to IT simplification, digital and analytics and cross-enterprise initiatives ("Strategic Investment Program"). We expect these strategic investments to result in expense efficiency as well as business growth by improving how we engage our customers. For the year ended December 31, 2015, we incurred expenses of $79.5 million related to the Strategic Investment Program, which are reported in the Corporate segment and anticipate to incur between $110.0 million and $130.0 million related to the Strategic Investment Program during 2016.
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

Operating Earnings before Income Taxes

Operating earnings before income taxes is an internal measure we use to evaluate segment performance. We use the same accounting policies and procedures to measure segment Operating earnings before income taxes as we do for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of our consolidated results of operations. However, we believe that the definition of Operating earnings before income taxes provides a valuable measure of our business and segment performances and enhance the understanding of our performance by highlighting performance drivers. Each segment’s Operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes to exclude the following items:

•
Net investment gains (losses), net of related amortization of DAC/VOBA, sales inducements and unearned revenue. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the fair value option ("FVO") unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•
Net guaranteed benefit hedging gains (losses), which include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC/VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in our nonperformance spread;

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

92

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

The most directly comparable U.S. GAAP measure to Operating earnings before income taxes is Income (loss) before income taxes. For a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes, see Results of Operations—Company Consolidated below.

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

The most directly comparable U.S. GAAP measure to Operating revenues is Total revenues. For a reconciliation of Operating revenues to Total revenues, see Results of Operations—Company Consolidated below.

AUM and AUA

A substantial portion of our fees, other charges and margins are based on AUM. AUM represents on-balance sheet assets supporting customer account values/liabilities and surplus as well as off-balance sheet institutional/mutual funds. Customer account values reflect the amount of policyholder equity that has accumulated within retirement, annuity and universal-life type products. AUM includes general account assets managed by our Investment Management segment in which we bear the investment risk, separate account assets in which the contract owner bears the investment risk and institutional/mutual funds, which are excluded from our balance sheets. AUM-based revenues increase or decrease with a rise or fall in the amount of AUM, whether caused by changes in capital markets or by net flows.

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

Sales Statistics

In our discussion of our segment results under Results of Operations—Segment by Segment, we sometimes refer to sales activity for various products. The term "sales" is used differently for different products, as described more fully below. These sales statistics do not correspond to revenues under U.S. GAAP and are used by us as operating measures underlying our financial performance.

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

Results of Operations - Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Revenues:
Net investment income	$4,637.8	$4,614.8	$4,689.0
Fee income	3,481.1	3,632.5	3,666.3
Premiums	3,024.5	2,626.4	1,956.3
Net realized capital gains (losses)	(733.3)	(878.4)	(2,536.8)
Other revenue	406.9	432.8	433.0
Income (loss) related to consolidated investment entities:
Net investment income	551.1	665.5	545.2
Changes in fair value related to collateralized loan obligations	(26.9)	(6.7)	3.5
Total revenues	11,341.2	11,086.9	8,756.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	6,510.0	5,937.9	4,497.8
Operating expenses	3,103.0	3,561.7	2,686.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	663.4	379.3	442.8
Interest expense	196.5	189.7	184.8
Operating expenses related to consolidated investment entities:
Interest expense	272.2	209.5	180.6
Other expense	11.6	7.6	7.7
Total benefits and expenses	10,756.7	10,285.7	8,000.4
Income (loss) before income taxes	584.5	801.2	756.1
Income tax expense (benefit)	45.9	(1,731.5)	(32.5)
Net income (loss)	538.6	2,532.7	788.6
Less: Net income (loss) attributable to noncontrolling interest	130.3	237.7	190.1
Net income (loss) available to our common shareholders	$408.3	$2,295.0	$598.5

The following table presents information about our Operating expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating expenses:
Commissions	$1,211.6	$1,189.5	$1,114.8
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	(62.7)	372.7	(405.2)
Strategic Investment Program	79.5	—	—
Other general and administrative expenses	2,261.3	2,383.8	2,386.6
Total general and administrative expenses	2,278.1	2,756.5	1,981.4
Total operating expenses, before DAC/VOBA deferrals	3,489.7	3,946.0	3,096.2
DAC/VOBA deferrals	(386.7)	(384.3)	(409.5)
Total operating expenses	$3,103.0	$3,561.7	$2,686.7

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2015	2014	2013
AUM and AUA:
Retirement and Investment Solutions:
Retirement	$291,757.0	$354,544.5	$343,014.0
Annuities	27,035.8	26,650.0	26,646.7
Investment Management	249,541.4	258,627.2	257,748.8
Insurance Solutions:
Individual Life	15,123.9	15,708.3	15,995.6
Employee Benefits	1,793.0	1,777.2	1,755.1
Eliminations/Other	(173,115.4)	(178,858.4)	(183,585.9)
Total Ongoing Business	412,135.7	478,448.8	461,574.3
Closed Blocks:
Closed Block Variable Annuity	38,551.8	43,214.2	45,699.0
Closed Block Other	1,723.6	2,129.3	3,254.5
Total Closed Blocks	40,275.4	45,343.5	48,953.5
Total AUM and AUA	$452,411.1	$523,792.3	$510,527.8

AUM	$270,815.3	$278,905.9	$274,341.9
AUA	181,595.8	244,886.4	236,185.9
Total AUM and AUA	$452,411.1	$523,792.3	$510,527.8

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Retirement and Investment Solutions:
Retirement	$470.6	$517.8	$595.8
Annuities	243.0	262.0	293.8
Investment Management	181.9	210.3	178.1
Insurance Solutions:
Individual Life	172.7	237.3	254.8
Employee Benefits	146.1	148.9	106.1
Total Ongoing Business	1,214.3	1,376.3	1,428.6
Corporate	(259.2)	(170.4)	(210.6)
Closed Blocks:(1)
Closed Block Other	22.4	24.7	50.6
Total operating earnings before income taxes	977.5	1,230.6	1,268.6

Adjustments:
Closed Block Variable Annuity	(173.3)	(239.2)	(1,211.3)
Net investment gains (losses) and related charges and adjustments	(83.3)	215.1	212.1
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(93.9)	(12.8)	19.4
Loss related to businesses exited through reinsurance or divestment	(169.3)	(157.3)	(59.8)
Income (loss) attributable to noncontrolling interests	130.3	237.7	190.1
Loss related to early extinguishment of debt	(10.1)	—	—
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	62.7	(372.7)	405.2
Other adjustments to operating earnings	(56.1)	(100.2)	(68.2)
Income (loss) before income taxes	$584.5	$801.2	$756.1
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Retirement and Investment Solutions:
Retirement	$2,994.1	$2,427.4	$2,399.4
Annuities	1,262.6	1,353.4	1,244.6
Investment Management	622.2	655.4	607.7
Insurance Solutions:
Individual Life	2,616.7	2,717.8	2,791.9
Employee Benefits	1,507.2	1,373.0	1,262.5
Total Ongoing Business	9,002.8	8,527.0	8,306.1
Corporate	69.8	91.3	87.4
Closed Blocks:(1)
Closed Block Other	66.6	102.7	136.8
Total operating revenues	9,139.2	8,721.0	8,530.3

Adjustments:
Closed Block Variable Annuity	1,584.5	1,262.0	(728.2)
Net realized investment gains (losses) and related charges and adjustments	(149.8)	216.7	157.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	72.0	(30.5)	104.0
Revenues related to businesses exited through reinsurance or divestment	25.6	149.3	(76.2)
Revenues attributable to noncontrolling interests	414.1	455.0	411.2
Other adjustments to operating revenues	255.6	313.4	358.0
Total revenues	$11,341.2	$11,086.9	$8,756.5

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

The following table presents the adjustment to Income (loss) before taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Other-than-temporary impairments	$(111.9)	$(20.3)	$(35.7)
CMO-B fair value adjustments(1)	(26.4)	188.0	(87.3)
Gains (losses) on the sale of securities	(14.3)	42.3	116.0
Other, including changes in the fair value of derivatives	(4.1)	2.6	170.9
Total investment gains (losses)	(156.7)	212.6	163.9
Net amortization of DAC/VOBA and other intangibles on above	58.3	2.1	60.8
Net investment gains (losses), including Closed Block Variable Annuity	(98.4)	214.7	224.7
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(15.1)	(0.4)	12.6
Net investment gains (losses)	$(83.3)	$215.1	$212.1
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Gain (loss), excluding nonperformance risk	$(4.5)	$(105.9)	$113.0
Gain (loss) due to nonperformance risk	6.7	74.5	(55.8)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	2.2	(31.4)	57.2
Net amortization of DAC/VOBA and sales inducements	(96.1)	18.6	(37.8)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(93.9)	$(12.8)	$19.4

Notable Items

The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

Each quarter, we update our DAC/VOBA and other intangibles based on actual historical gross profits and projections of estimated gross profits. During the third quarter of 2015, 2014 and 2013, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of these reviews, we have made a number of changes to our assumptions resulting in net impacts to Operating earnings before income taxes for the years ended December 31, 2015, 2014 and 2013 of $(82.0) million, $(19.3) million and $84.8 million, respectively. These favorable/(unfavorable) impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking.

During 2014, we received $20.0 million related to the amendment or recapture of certain reinsurance agreements ("Gain on reinsurance recapture"), which was recorded in Interest credited and other benefits to contract owners/policyholders within the Individual Life segment’s Operating earnings before income tax.

During 2013, we received distributions of cash and securities in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery"). In 2008, Lehman Brothers acted as a prime broker for assets held in partnership owned by the Company. In 2008, these partnership assets were written down to the then-assumed realizable value. The amount of the 2013 distribution in excess of the book value of these assets of $135.2 million was recognized as Net investment income. Additionally, we received cash distributions of $4.0 million and $2.5 million in 2014 and 2015, respectively, which we recognized in Net investment income.

During 2013, we disposed of certain Low Income Housing Tax Credit partnerships ("LIHTC") as a means of exiting this asset class and as a result, we recognized losses in Net investment income of $31.6 million. During 2015, we recognized losses of $0.9 million on certain receivables associated with LIHTC, which were also recognized in Net investment income.

Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC" and presented in the table below:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking (1)(2)	$(67.5)	$(21.6)	$133.2
Net gain from Lehman Recovery/LIHTC	1.6	4.0	87.0
Gain on reinsurance recapture	—	20.0	—
(1) Unlocking related to the Net gain (loss) from Lehman Recovery is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the annual review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The Net gain from Lehman Recovery/LIHTC of $1.6 million in 2015 and the distribution of $4.0 million in 2014 were included in the Operating earnings before income taxes of the Corporate segment in 2015 and 2014, respectively. The following table presents the net impact to Operating earnings before income taxes of the Net gain from Lehman Recovery/LIHTC and the related amortization and unlocking of DAC/VOBA and other intangibles by segment for 2013:

	December 31, 2013
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery/LIHTC
Retirement	$15.2	$(7.0)	$4.7	$12.9
Annuities	20.3	(11.4)	4.6	13.5
Investment Management	13.2	—	—	13.2
Individual Life	47.2	(25.1)	17.6	39.7
Employee Benefits	4.3	—	—	4.3
Corporate	3.2	—	—	3.2
Closed Block Other	0.2	—	—	0.2
Net gain included in segment Operating earnings before income taxes (2)	$103.6	$(43.5)	$26.9	$87.0
(1) DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
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

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits and index-crediting features, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Consolidated - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Income (Loss)

Net investment income increased $23.0 million from $4,614.8 million to $4,637.8 million primarily due to an increase in general account assets in our Retirement and CBVA segments, growth in fixed indexed annuities ("FIA") in our Annuities segment and higher prepayment income. Partially offsetting the increase were lower AUM in our Closed Block Other segment as a result of continued runoff, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of the Annual Reset and Multi-Year Guarantee Annuities ("AR/MYGAs") in our Annuities segment and the impact of the Fourth Quarter 2014 and 2015 Reinsurance Transactions (defined below in our Individual Life segment’s results of operations).

Fee income decreased $151.4 million from $3,632.5 million to $3,481.1 million primarily due to lower fee income in our CBVA segment as a result of lower average separate account AUM and lower fees in the recordkeeping and full service businesses in our Retirement segment. Lower fees within our Investment Management segment, including fees associated with affiliated and collateral loan obligations ("CLO") entities, are eliminated in consolidation. These decreases were partially offset by increased cost of insurance fees on the aging in-force universal life block and the impact of prospective assumptions changes in our Individual Life segment, as well as an increase in fees from growth in assets of mutual fund custodial products in our Annuities segment.

Premiums increased $398.1 million from $2,626.4 million to $3,024.5 million primarily due to the sale of pension risk transfer contracts in our Retirement segment and higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. The increase was partially offset by lower premiums from annuitization of life contingent contracts in our CBVA segment, lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life and Closed Block Other segments as a result of the Fourth Quarter 2014 and 2015 Reinsurance Transactions and the Second Quarter 2015 Reinsurance Transaction (defined below in our Closed Block Other segment’s results of operations), respectively. The variances in Premiums correspond to changes in Interest credited and other benefits to contract owners/policyholders.

Net realized capital losses decreased $145.1 million from a loss of $878.4 million to a loss of $733.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment and Ongoing Business, discussed below; the favorable variances, which included the impact of prospective assumption changes, were primarily due to unfavorable equity market movements in the current period compared to the prior period and the impact of changes in interest rates. These improvements were partially offset by unfavorable changes in investment gains (losses), which are described below under Net investment gains (losses) and related charges and adjustments, and changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an increase in Net realized capital losses of $323.6 million, from a gain of $402.2 million to a gain of $78.6 million. In addition, unfavorable variances due to market value changes and sales of securities associated with business reinsured correspond to an increase in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $779.5 million decrease in Net realized capital losses, including a favorable variance of $206.8 million due to changes in fair value of derivatives from our CBVA hedge and capital hedge overlay ("CHO") program, and a favorable variance of $572.7 million related to changes in guaranteed benefit derivatives. In addition, net realized capital gains increased $169.6 million primarily due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business.

Other revenue decreased $25.9 million from $432.8 million to $406.9 million primarily due to unfavorable changes in market value adjustments upon surrender and lower performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders increased $572.1 million from $5,937.9 million to $6,510.0 million as a result of several factors, including sales of pension risk transfer contracts in our Retirement segment, reserve changes in our CBVA segment as a result of lower favorable equity market returns in the current period compared to the prior period, as well as impacts of policyholder behavior and other assumption updates, the Gain on reinsurance recapture in the prior period, and an unfavorable change in mortality, net of reinsurance, in our Individual Life segment resulting from a higher claims severity. Higher reserves in our Employee Benefits segment, primarily due to higher stop loss sales and higher group life and voluntary in-force due to improved persistency resulting in higher benefits incurred also contributed to the increase. Partially offsetting these increases were favorable changes in intangibles unlocking from prospective assumption changes primarily in the Individual Life segment, a decrease in reserves as a result of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, and favorable reserve refinements in the current period. Lower reserves associated with annuitization of life contingent contracts in our CBVA segment, a decrease in annuity payout reserves resulting from a decline in immediate annuities with life contingencies and lower interest credited driven by the continued runoff of AR/MYGAs also partially offset the overall increase. In addition, a favorable variance due to changes in the funds withheld reserve and the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets, is partially offset by a corresponding amount recorded in Net realized capital gains (losses).

Operating expenses decreased $458.7 million from $3,561.7 million to $3,103.0 million as a result of several factors, primarily $435.4 million lower pension expenses related to the immediate recognition of $62.7 million of net actuarial gains in 2015 compared to net actuarial losses of $372.7 million in 2014, resulting from changes in assumptions primarily due to discount rates and actual versus expected results, discussed in further detail below. In addition, lower Operating expenses in our CBVA segment as a result of continued runoff, lower variable compensation costs, lower recordkeeping expenses and lower restructuring and rebranding costs contributed to the decrease. These decreases were partially offset by higher sales related expenses in our Employee Benefits and Annuities segments, expenses from our Strategic Investment Program, and higher fees supporting reinsurance transactions, including the impacts of the Second Quarter 2015 Reinsurance Transaction and the Fourth Quarter 2014 and 2015 Reinsurance Transactions.

Net amortization of DAC/VOBA increased $284.1 million from $379.3 million to $663.4 million primarily due to unfavorable DAC/VOBA unlocking in the current period compared to the prior period, largely as a result of prospective assumption changes in our segments, and higher amortization resulting from higher gross profits in our Annuities segment. These increases were partially offset by lower amortization resulting from lower gross profits and amortization rates in our Retirement segment, lower amortization in our Employee Benefits segment as a result of a lower volume of terminated cases in the current period compared to the prior period, and lower amortization due to an unfavorable variance in Net investment gains (losses), described below.

Income (loss) before income taxes decreased $216.7 million from $801.2 million to $584.5 million primarily due to unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and lower net investment gains (losses), which are described below under Net investment gains (losses) and related charges and adjustments. In addition, lower fee income in our recordkeeping and full service businesses in our Retirement segment and higher expenses from our Strategic Investment Program as well as the impacts of the Second Quarter 2015 Reinsurance Transaction and the Fourth Quarter 2014 and 2015 Reinsurance Transactions and lower income (loss) attributable to noncontrolling interests contributed to the decrease. These decreases were partially offset by lower expenses related to the immediate recognition of actuarial gains (losses) related to pension and other postretirement benefit obligations, favorable reserve refinements in the current period, improved margins related to the change in mix of business between AR/MYGAs and FIAs and higher prepayment income.

Income tax expense (benefit) changed by $1,777.4 million from $(1,731.5) million benefit to $45.9 million expense primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period, partially offset by a decrease in Income (loss) before income taxes.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $253.1 million from $1,230.6 million to $977.5 million primarily due to an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and higher Operating expenses as a result of our Strategic Investment Program. In addition, an unfavorable change in mortality largely driven by higher claims severity primarily in our Individual Life segment and lower fee income in our recordkeeping and full service businesses in our Retirement segment also contributed to the decrease. These items were partially offset by favorable reserve refinements in the current period, improved margins related to the change in mix of business between AR/MYGAs and FIAs and higher prepayment income.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

CBVA is discussed in Results of Operations - Segment by Segment - CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment gains (losses) and related charges and adjustments changed by $298.4 million from a gain of $215.1 million to a loss of $83.3 million as a result of unfavorable changes in fair value adjustments on our CMO-B portfolio, higher other-than-

temporary impairments, losses on the sale of securities in the current period compared to gains in the prior period, and an unfavorable variance in DAC/VOBA and other intangibles unlocking.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $81.1 million from $(12.8) million to $(93.9) million primarily due to hedge losses resulting from a high level of market volatility in the current period, unfavorable changes due to prospective assumption updates and a decrease in the gain on nonperformance risk. Unfavorable changes due to assumption updates included favorable changes in the fair value of guaranteed benefit derivatives, excluding nonperformance risk, that were more than offset by higher DAC/VOBA and other intangibles amortization and unlocking.

Loss related to businesses exited through reinsurance or divestment increased $12.0 million from $157.3 million to $169.3 million primarily due to higher costs supporting reinsurance transactions including the reinsurance transactions entered into during 2014 and 2015.

Loss related to early extinguishment of debt of $10.1 million in the current period was primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $435.4 million. We immediately recognize actuarial gains and losses. An actuarial gain of $62.7 million was recorded in the current period, driven primarily by the net impact of an increase in the discount rate used to value benefit obligations, a favorable update to mortality assumptions, offset by unfavorable changes in asset return assumptions. A net actuarial loss of $372.7 million was recorded in the prior period, driven primarily by the net impact of a decrease in the discount rate used to value benefit obligations and an unfavorable update to mortality assumptions. See the Employee Benefits Plans section of the Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments to operating earnings changed $44.1 million from $(100.2) million to $(56.1) million primarily due to lower restructuring and rebranding costs.

Consolidated - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Income (Loss)

Net investment income decreased $74.2 million from $4,689.0 million to $4,614.8 million primarily due to net investment income from Lehman Recovery/LIHTC in 2013 that did not recur at the same level. Excluding the impact of Lehman Recovery/LIHTC, net investment income increased as a result of higher prepayment income, growth in AUM related to FIA in our Annuities segment and higher investment income on fixed interest options in our CBVA segment as a result of a higher earned rate. Partially offsetting these increases are the impact of the continued low interest rate environment on reinvestment rates in our Ongoing Business, the continuing runoff of the AR/MYGAs in our Annuities segment, and decrease in block size in our Closed Block Other segment.

Fee income decreased $33.8 million from $3,666.3 million to $3,632.5 million primarily due to lower recordkeeping fees in our Retirement segment, lower fee income in our CBVA segment as a result of lower average separate account AUM, and an unfavorable change in intangibles unlocking, primarily as a result of prospective assumption changes in our Individual Life segment. These decreases were partially offset by an increase in fees associated with higher AUM in our Retirement, Annuities, and Investment Management segments. Higher Fee income was also driven by increased cost of insurance fees on the aging in-force universal life block. Higher fees within our Investment Management segment, including fees associated with affiliated and CLO entities, are eliminated in consolidation.

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

Net realized capital losses decreased $1,658.4 million from $2,536.8 million to $878.4 million as a result of several factors. Changes in fair value of guaranteed benefit derivatives due to nonperformance risk resulted in a decrease in Net realized capital losses of $955.5 million, from a loss of $553.3 million to a gain of $402.2 million. Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment, described below, resulted in a $687.7 million decrease in Net realized capital losses. In addition, changes in fair value adjustments in our CMO-B portfolio as a result of interest rate movements reduced the Net realized capital loss. Gains from market value changes and sales of securities associated with business reinsured are partially offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders. The overall improvement was reduced by changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Retirement Solutions business, and unfavorable derivative mark to market adjustments, which were both largely a result of interest rate movements. Declining interest rates in 2014 compared to rising interest rates in 2013 resulted in unfavorable changes in the fair value of derivatives that are hedging our exposure to various market risks within the investment portfolio. Lower gains on the sale of securities also contributed to the offset.

As mentioned above, the result of changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $687.7 million decrease in Net realized capital losses, including favorable changes in fair value of derivatives from our CBVA hedge and CHO program of $3,303.1 million, partially offset by an unfavorable variance of $2,615.4 million related to changes in guaranteed benefit derivatives. The favorable variance, which included the impact of prospective assumption changes, was primarily due to lower equity market appreciation in 2014, partially offset by interest rate movements as described above. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

Interest credited and other benefits to contract owners/policyholders increased $1,440.1 million from $4,497.8 million to $5,937.9 million primarily driven by unfavorable guaranteed benefit reserve changes in our CBVA segment due to lower fund returns in 2014 compared to 2013 as well as the net impacts of policyholder behavior and other assumption changes in 2014 compared to 2013. In addition, we experienced unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by favorable changes in reserve from lower term sales in our Individual Life segment. An increase in reserves in our Employee Benefits segment was primarily due to higher stop loss volumes, resulting in higher benefits incurred, along with slightly higher voluntary benefits. The increases were partially offset by declining contract owner account balances for our Closed Block Other segment, the Gain on reinsurance recapture in our Individual Life segment and improved loss ratios in our Employee Benefits Segment. Higher interest credited due to an increase in FIA account balances was more than offset by a decline in account balances for AR/MYGAs due to continued runoff and lower crediting rates in our Retirement and Annuities segments.

Additionally, certain other variances impacting the increase in Interest credited and other benefits to contract owners/policyholders are offset in other line items, as described below. Unfavorable intangibles unlocking from prospective assumption changes in 2014 compared to favorable unlocking in 2013 contributed to the increase, but is offset by unlocking from prospective assumption changes that is explained in Net amortization of DAC/VOBA below. An increase in reserves for immediate annuities with life contingencies in our Annuities segment and an increase in reserves associated with the annuitization of life contingent contracts in our CBVA segment are offset by the increase in Premiums described above. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in Net realized capital losses.

Operating expenses increased $875.0 million from $2,686.7 million to $3,561.7 million as a result of several factors, primarily $777.9 million higher pension expenses related to the immediate recognition of $372.7 million of actuarial losses in the 2014 compared to a gain of $405.2 million in 2013, resulting from changes in assumptions primarily due to discount rates, mortality and actual versus expected results. Additionally, investments in the business, higher expenses from operating as a public company, increased costs in 2014 related to rebranding and restructuring, higher commissions, and higher share-based compensation contributed to the increase as well as higher credit facility fees supporting reinsurance transactions, including a termination fee related to the Fourth Quarter 2014 Reinsurance Transaction. These increases were partially offset by lower recordkeeping expenses and lower letter of credit ("LOC") expenses in our Closed Block Other segment due to lower collateral requirements. In addition, we incurred certain expenses in 2013 that did not reoccur, including costs related to the divestment of the Company by ING Group and LOC expenses associated with the contingent capital LOC facility supporting our CBVA segment that was terminated in 2013.

Net amortization of DAC/VOBA decreased $63.5 million from $442.8 million to $379.3 million primarily due to favorable unlocking in 2014 compared to 2013 as a result of prospective assumption changes in our Individual Life and CBVA segments and lower amortization on guaranteed benefit hedging gains (losses). Additionally, lower amortization on Individual Life segment’s universal life blocks was driven by lower gross profits. An unfavorable variance driven by prospective assumptions changes in our Retirement, Annuities and Employee Benefits segments, higher amortization related to realized investment gains, and higher amortization in our Employee Benefits segment resulting from terminated cases partially offset these items.

Interest expense increased $4.9 million from $184.8 million to $189.7 million primarily due to a change in debt structure over the course of 2013. See a description of the change in debt structure under Liquidity and Capital Resources - Debt Securities in Part II, Item 7. of this Annual Report on Form 10-K.

Income before income taxes increased $45.1 million from $756.1 million to $801.2 million as a result of several factors. Lower losses related to the incurred guaranteed benefits and guarantee hedge program in our CBVA segment, including changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and a favorable variance related to the impact of prospective assumption changes, contributed to the increase. Higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, as well as an increase in fees in our Retirement, Annuities, and Investment Management segments associated with higher AUM also contributed to the improvement. In addition, higher prepayment income, as well as higher income (loss) attributable to noncontrolling interests improved the overall result. These increases were partially offset by higher Operating expenses, including higher expenses related to the immediate recognition of actuarial gains (losses) related to pension and post retirement plans as well as a termination fee related to the Fourth Quarter 2014 Reinsurance Transaction. Also offsetting the overall improvement were the Net gain from Lehman Recovery/LIHTC in 2013 that did not recur at the same level, and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes in our Ongoing Business, in addition to the impact of the continued low interest rate environment on reinvestment rates.

Income tax benefit increased $1,699.0 million from $32.5 million to $1,731.5 million. The primary driver of the increase was related to the change in the amount of the valuation allowance released of approximately $1.75 billion. In 2013, the valuation allowance release of $85.9 million was related to income generation. In 2014, the valuation allowance release of $1.83 billion was related to income generation and significant positive evidence overcoming historical negative evidence, which allowed previously established valuation allowances to be released.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $38.0 million from $1,268.6 million to $1,230.6 million as a result of several factors, including the Net gain from Lehman Recovery/LIHTC in 2013 that did not recur at the same level and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes. Excluding these items, Operating earnings before income taxes increased due to higher prepayment income, higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM. Reducing the improvements were unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by favorable changes in reserves from lower term sales in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher Operating expenses.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

CBVA is discussed in Results of Operations - Segment by Segment - CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment gains increased $3.0 million from $212.1 million to $215.1 million as a result of several factors which largely offset. Changes in fair value adjustments on our CMO-B portfolio were offset by unfavorable derivative mark to market adjustments due to interest rate movements as well as lower gains on the sale of securities. Total investment gains were partially offset by higher DAC/VOBA and other intangibles amortization related to realized gains in our Retirement Solutions business, as well as lower favorable DAC/VOBA and other intangibles unlocking primarily related to assumption changes in our Retirement segment.

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

Losses related to businesses exited through reinsurance or divestment increased $97.5 million from $59.8 million to $157.3 million primarily due to $89.4 million of charges in 2014 as a result of our decision to exit a block of term life insurance business through reinsurance. Additionally, we experienced losses associated with a block of business in our Retirement segment that was reinsured during 2014, which were partially offset by lower costs associated with the business transferred via reinsurance from us to Hannover Re.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and (losses) from plan adjustments and curtailments decreased $777.9 million. We immediately recognize actuarial gains and losses. A net actuarial loss of $372.2 million was recorded in 2014, driven primarily by the net impact of a decrease in the discount rate used to value benefit obligations and an update to mortality assumptions. A net actuarial gain of $405.2 million was recorded in 2013, primarily due to strong investment returns in the assets of the pension plan and an increase in the discount rate.

Other adjustments to operating earnings changed $32.0 million from $(68.2) million to $(100.2) million primarily due to rebranding and restructuring expenses in 2014, partially offset by costs related to the divestment of the Company by ING Group in 2013 that did not reoccur.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table summarizes Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating earnings before income taxes	$1,214.3	$1,376.3	$1,428.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(67.5)	$(21.6)	$133.2
Net gain from Lehman Recovery/LIHTC	—	—	83.6
Gain on reinsurance recapture	—	20.0	—
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the annual review of assumptions. See DAC/VOBA and other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Ongoing Business - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating earnings before income taxes decreased $162.0 million from $1,376.3 million to $1,214.3 million primarily due to an unfavorable change in DAC/VOBA and other intangibles unlocking as a result of prospective assumption changes, an unfavorable change in mortality largely driven by higher claims severity primarily in our Individual Life segment, lower fee income in our recordkeeping and full service businesses, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates. These items were partially offset by favorable reserve refinements in the current period, improved margins related to the change in mix of business between AR/MYGAs and FIAs and higher prepayment income.

Ongoing Business - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating earnings before income taxes decreased $52.3 million from $1,428.6 million to $1,376.3 million including the Net gain from Lehman Recovery/LIHTC in 2013 that did not reoccur and an unfavorable variance in DAC/VOBA and other intangibles unlocking related to the impact of prospective assumption changes. Excluding these items, Operating earnings before income taxes increased due to higher prepayment income, higher sales and improved loss ratios in our Employee Benefits segment, improved margins in our Annuities and Investment Management segments, and an increase in fees associated with higher AUM. Reducing the improvements were unfavorable mortality changes, net of reinsurance on the universal life blocks due to an aging block, partially offset by changes in reserves from lower term sales in our Individual Life segment, the impact of the continued low interest rate environment on reinvestment rates across multiple segments, and higher Operating expenses.

Results of Operations - Segment by Segment

Retirement and Investment Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$1,578.0	$1,556.1	$1,569.6
Fee income	736.1	772.3	759.9
Premiums	613.4	26.6	5.7
Other revenue	66.6	72.4	64.2
Total operating revenues	2,994.1	2,427.4	2,399.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,469.3	860.3	848.4
Operating expenses	869.6	866.2	839.9
Net amortization of DAC/VOBA	184.6	183.1	115.3
Total operating benefits and expenses	2,523.5	1,909.6	1,803.6
Operating earnings before income taxes	$470.6	$517.8	$595.8

The following table presents certain notable items that represented the volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(37.2)	$(30.0)	$45.6
Net gain from Lehman Recovery/LIHTC	—	—	12.9
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2015, 2014 and 2013, of $(39.0) million, $(18.8) million and $29.3 million, respectively, which was included in Net amortization of DAC/VOBA. The unlocking in 2015 was primarily driven by changes in portfolio yields and projected margins partially offset by favorable lapse and renewal premium experience.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2015	2014	2013
Corporate markets	$45,088.6	$43,806.9	$40,123.7
Tax exempt markets(1)	51,641.9	53,896.6	53,200.5
Total full service plans	96,730.5	97,703.5	93,324.2
Stable value(2) and pension risk transfer	10,762.9	8,778.4	8,914.3
Retail wealth management	3,313.7	3,211.4	2,998.4
Total AUM	110,807.1	109,693.3	105,236.9
AUA	180,949.9	244,851.2	237,777.1
Total AUM and AUA(1)	$291,757.0	$354,544.5	$343,014.0
(1) Balances as of December 31, 2015 and 2014 reflect the reduction of assets transferred to reinsurer.
(2) Consists of assets where we are the investment manager.

	As of December 31,
($ in millions)	2015	2014	2013
General Account (1)	$29,752.6	$27,716.3	$28,169.2
Separate Account	56,641.9	59,641.9	57,654.0
Mutual Fund/Institutional Funds	24,412.6	22,335.1	19,413.7
AUA	180,949.9	244,851.2	237,777.1
Total AUM and AUA	$291,757.0	$354,544.5	$343,014.0
(1) Balances as of December 31, 2015 and 2014 reflect the reduction of assets transferred to reinsurer.

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Balance as of beginning of period	$109,693.3	$105,236.9	$90,471.2
Deposits	15,921.9	14,251.1	14,856.0
Surrenders, benefits and product charges	(15,358.2)	(14,497.8)	(12,397.5)
Net flows	563.7	(246.7)	2,458.5
Interest credited and investment performance	550.1	5,611.9	12,307.2
Transfer to reinsurer	—	(908.8)	—
Balance as of end of period	$110,807.1	$109,693.3	$105,236.9

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the "Second Quarter 2014 Reinsurance Transaction"). This transaction was accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and in the tables above for the current period.

Retirement - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues

Net investment income and net realized gains (losses) increased $21.9 million from $1,556.1 million to $1,578.0 million primarily due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options, and higher prepayment income. These increases were partially offset by lower alternative investment income, the impact of the Second Quarter 2014 Reinsurance Transaction and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $36.2 million from $772.3 million to $736.1 million primarily due to lower fees in our recordkeeping and full service businesses. The decrease in recordkeeping fees was primarily due to terminated contracts. The decrease in full service retirement plan fees was primarily driven by net decreases in separate account AUM, mainly due to participants' transfers from variable investment options into fixed investment options.

Premiums increased $586.8 million from $26.6 million to $613.4 million primarily due to pension risk transfer contracts, which corresponds to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue decreased $5.8 million from $72.4 million to $66.6 million primarily due to unfavorable changes in market value adjustments related to plan sponsors upon surrender during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $609.0 million from $860.3 million to $1,469.3 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above. The increase was partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction.

Operating expenses increased $3.4 million from $866.2 million to $869.6 million due to higher distribution expenses and asset based commissions, partially offset by lower recordkeeping expenses associated with terminated contracts.

Net amortization of DAC/VOBA increased $1.5 million from $183.1 million to $184.6 million due to higher unfavorable DAC/VOBA unlocking as a result of assumption updates. This increase was partially offset by higher favorable DAC/VOBA unlocking resulting from participants' transfers into fixed investment options and lower amortization primarily due to lower gross profits and amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $47.2 million from $517.8 million to $470.6 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of assumption updates, the impact of terminated contracts in the recordkeeping business and lower alternative investment income in the current period. In addition, the increase in distribution expenses and asset based commissions contributed to the decrease. These unfavorable changes are partially offset by higher prepayment income, higher favorable DAC/VOBA unlocking resulting from participants’ transfers into fixed investment options and lower DAC/VOBA amortization primarily due to a decline in gross profits and amortization rates.

Retirement - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $13.5 million from $1,569.6 million to $1,556.1 million primarily due to the impact of the Second Quarter 2014 Reinsurance Transaction in 2014 and $14.8 million of net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. Excluding these impacts, investment income increased due to the growth of general account assets and higher prepayment income partially offset by lower alternative investment income and lower CMO-B investment income. The decrease in investment income on the CMO-B portfolio was primarily driven by market conditions and reinvestment rates that were lower than the yields of the investments that matured.

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

Other revenue increased $8.2 million from $64.2 million to $72.4 million primarily due to changes in market value adjustments related to plan sponsors upon surrender and higher broker-dealer revenues during 2014.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $11.9 million from $848.4 million to $860.3 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as well as the increase in reserves associated with the pension risk transfer contracts as referenced above. This increase was partially offset by the impact of the Second Quarter 2014 Reinsurance Transaction, along with a decrease in the average credited rates due to actions taken in 2014 to reflect the continuing low interest rate environment.

Operating expenses increased $26.3 million from $839.9 million to $866.2 million due to investments in the business, higher asset based commissions in 2014, higher share-based compensation and increased contingent capital facility fees associated with the stable value business. This was offset by decreased recordkeeping expenses, due to terminated contracts, and lower expenses in 2014 from the impact of the Second Quarter 2014 Reinsurance Transaction.

Net amortization of DAC/VOBA increased $67.8 million from $115.3 million to $183.1 million primarily due to the impact of equity market performance and prospective assumption changes on DAC/VOBA unlocking, resulting in unfavorable unlocking in 2014 compared to favorable unlocking in 2013, partially offset by lower amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $78.0 million from $595.8 million to $517.8 million primarily due to unfavorable DAC/VOBA unlocking in 2014 compared to favorable unlocking in 2013 as well as the Lehman Recovery/LIHTC in 2013 that did not reoccur. Excluding these impacts, Operating earnings before income taxes increased primarily due to higher Fee income and lower amortization rate on DAC/VOBA, partially offset by higher Operating expenses.

Retirement and Investment Solutions - Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$1,068.1	$1,109.6	$1,149.9
Fee income	63.6	57.0	45.1
Premiums	116.4	169.0	36.4
Other revenue	14.5	17.8	13.2
Total operating revenues	1,262.6	1,353.4	1,244.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	697.9	813.1	730.9
Operating expenses	152.3	139.8	127.0
Net amortization of DAC/VOBA	169.4	138.5	92.9
Total operating benefits and expenses	1,019.6	1,091.4	950.8
Operating earnings before income taxes	$243.0	$262.0	$293.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$12.5	$26.4	$83.3
Net gain from Lehman Recovery/LIHTC	—	—	13.5
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2015, 2014 and 2013, of $(18.0) million, $10.3 million and $34.9 million, respectively, which was included in Net amortization of DAC/VOBA. The unlocking in 2015 was driven primarily by revisions to projected margins for FIAs.

The following table presents AUM for our Annuities segment as of the dates indicated:

	As of December 31,
($ in millions)	2015	2014	2013
AUM:
General account	$21,790.6	$21,795.5	$22,432.2
Separate account	743.4	792.5	829.6
Mutual funds	4,501.8	4,062.0	3,384.9
Total AUM	$27,035.8	$26,650.0	$26,646.7

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Balance at beginning of period	$26,650.0	$26,646.7	$26,101.1
Deposits	3,224.4	3,044.7	2,632.0
Surrenders, benefits and product charges	(3,350.5)	(4,115.1)	(3,528.9)
Net flows	(126.1)	(1,070.4)	(896.9)
Interest credited and investment performance	511.9	1,073.7	1,442.5
Balance as of end of period	$27,035.8	$26,650.0	$26,646.7

Annuities - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $41.5 million from $1,109.6 million to $1,068.1 million primarily due to lower average general account assets resulting from the continued run-off of the AR/MYGAs and lower alternative investment income. Partially offsetting these items was higher investment income resulting from the growth in FIAs and higher prepayment income.

Fee income increased $6.6 million from $57.0 million to $63.6 million primarily due to growth in assets of mutual fund custodial products. Average assets of mutual fund custodial products increased from $3.7 billion to $4.4 billion during the current year due to positive net flows and market performance.

Premiums decreased $52.6 million from $169.0 million to $116.4 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower Interest credited and other benefits to contract owners/policyholders.
Other revenue decreased $3.3 million from $17.8 million to $14.5 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $115.2 million from $813.1 million to $697.9 million primarily due to a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies and a reserve adjustment related to a valuation model refinement. Also contributing to the decline was lower interest credited, due to the continued run-off of the AR/MYGAs, as referenced above. The change in the mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on AR/MYGAs. These favorable changes are partially offset by unfavorable sales inducement amortization in the current period and lower favorable mortality results on the Payout block.
Operating expenses increased $12.5 million from $139.8 million to $152.3 million primarily due to higher mutual fund and FIA commissions and increases in distribution and technology expenses.

Net amortization of DAC/VOBA increased $30.9 million from $138.5 million to $169.4 million primarily due to an increase in amortization due to higher gross profits in the current period, as well as unfavorable DAC/VOBA unlocking due to annual assumption updates. These unfavorable changes were partially offset by the impact of lower amortization rates.

Operating earnings before taxes decreased $19.0 million from $262.0 million to $243.0 million as a result of unfavorable DAC/VOBA unlocking resulting from annual assumption updates, lower alternative investment income, lower favorable mortality results on the Payout block, and higher operating expenses. Partially offsetting these items were improved margins related to the change in mix of business between AR/MYGAs and FIAs, higher prepayment income and a reserve adjustment related to a valuation model refinement.

Annuities - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $40.3 million from $1,149.9 million to $1,109.6 million primarily due to $20.3 million of net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. In addition to the impact of Lehman Recovery/LIHTC, net investment income was lower due to several factors, including lower CMO-B investment income driven by market conditions and reinvestment rates that were lower than the yields of the investments that matured, lower general account assets resulting from the continuing run-off of the AR/MYGAs, and reductions in required capital. Partially offsetting these declines were higher investment income resulting from the growth in FIAs and higher investment income resulting from changes to the mix of the portfolio.

Fee income increased $11.9 million from $45.1 million to $57.0 million due to growth in assets of mutual fund custodial products. Average assets of the mutual fund custodial products increased 28% from $2.9 billion in the prior year to $3.7 billion in 2014 due to positive net flows and market performance.

Premiums increased $132.6 million from $36.4 million to $169.0 million due to higher premiums in immediate annuities with life contingencies.
Other revenue increased $4.6 million from $13.2 million to $17.8 million due to changes in market value adjustments related to annuities upon surrender.
Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $82.2 million from $730.9 million to $813.1 million primarily due to an increase in immediate annuities with life contingencies and an increase in interest credited due to an increase in FIA account balances. This was partially offset by a decrease in interest credited, driven by a decline in the AR/MYGAs. The change in mix of business between Annual Reset/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on AR/MYGAs.

Operating expenses increased $12.8 million from $127.0 million to $139.8 million primarily due to higher FIA and mutual fund commissions and increased distribution expenses.

Net amortization of DAC/VOBA increased $45.6 million from $92.9 million to $138.5 million primarily due to lower favorable DAC/VOBA unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Net amortization of DAC/VOBA decreased primarily due to lower amortization rates resulting from an update to margin projections in 2013.

Operating earnings before income taxes

Operating earnings before taxes decreased $31.8 million from $293.8 million to $262.0 million primarily driven by net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur and lower favorable DAC/VOBA and other intangibles unlocking in 2014 resulting from prospective assumption changes. Excluding these impacts, Operating earnings before income taxes increased as a result of several factors including improved margins related to the change in mix of business between AR/MYGAs and FIAs, an increase in Fee income from mutual fund custodial products and a lower amortization rate on DAC/VOBA and other intangibles.

Retirement and Investment Solutions - Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$1.1	$19.7	$37.0
Fee income	584.6	591.1	530.8
Other revenue	36.5	44.6	39.9
Total operating revenues	622.2	655.4	607.7
Operating benefits and expenses:
Operating expenses	440.3	445.1	429.6
Total operating benefits and expenses	440.3	445.1	429.6
Operating earnings before income taxes	$181.9	$210.3	$178.1

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2015	2014	2013
Investment Management intersegment revenues	$158.2	$157.3	$157.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Net gain from Lehman Recovery	$—	$—	$13.2

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2015	2014	2013
AUM:
Institutional/retail
Investment Management sourced	$68,143.7	$69,644.3	$66,362.2
Affiliate sourced(1)	54,403.4	58,956.2	53,935.0
General account	78,174.1	77,630.2	78,988.8
Total AUM	200,721.2	206,230.7	199,286.0
AUA:
Affiliate sourced(2)	48,820.2	52,396.5	58,462.8
Total AUM and AUA	$249,541.4	$258,627.2	$257,748.8
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Net Flows:
Investment Management sourced	$(517.7)	$1,136.4	$7,777.7
Affiliate sourced	(4,088.0)	1,879.4	978.7
Total	$(4,605.7)	$3,015.8	$8,756.4

Investment Management - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $18.6 million from $19.7 million to $1.1 million primarily due to lower alternative investment income in the current period.

Fee income decreased $6.5 million from $591.1 million to $584.6 million primarily due to a decline in institutional/retail average AUM partly driven by net flows resulting in lower management and administrative fees earned. The unfavorable variance is also driven by certain fees earned in the prior period associated with private equity funds that did not reoccur in the current period.

Other revenue decreased $8.1 million from $44.6 million to $36.5 million primarily due to lower performance fees earned in the current period. The decrease was partially offset by higher advisory and servicing fees.

Operating benefits and expenses

Operating expenses decreased $4.8 million from $445.1 million to $440.3 million primarily due to lower compensation related expenses including lower variable expenses associated with lower operating earnings partially offset by higher commissions from higher sales.

Operating earnings before income taxes

Operating earnings before income taxes decreased $28.4 million from $210.3 million to $181.9 million primarily due to lower alternative investment income, a decline in institutional/retail average AUM as well as lower performance fees earned in the current period. These unfavorable changes were partially offset by lower variable expenses associated with lower operating earnings.

Investment Management - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $17.3 million from $37.0 million to $19.7 million primarily due to net investment income from Lehman Recovery in 2013 that did not reoccur and lower alternative investment income.

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

Operating benefits and expenses

Operating expenses increased $15.5 million from $429.6 million to $445.1 million primarily due to higher variable compensation due to growth in AUM and Operating earnings before income taxes, partially offset by lower variable expenses associated with lower sales in 2014.

Operating earnings before income taxes

Operating earnings before income taxes increased $32.2 million from $178.1 million to $210.3 million primarily due to higher performance fees and higher Fee income resulting from the increase in AUM. The increases were partially offset by the Lehman Recovery in 2013 that did not reoccur, lower alternative investment income and higher Operating expenses, including higher variable compensation associated with the growth in AUM.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$879.4	$885.1	$915.5
Fee income	1,172.4	1,111.6	1,113.7
Premiums	548.0	699.6	737.9
Other revenue	16.9	21.5	24.8
Total operating revenues	2,616.7	2,717.8	2,791.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,923.3	2,115.6	2,001.5
Operating expenses	351.8	359.2	358.3
Net amortization of DAC/VOBA	168.9	5.7	176.2
Interest expense	—	—	1.1
Total operating benefits and expenses	2,444.0	2,480.5	2,537.1
Operating earnings before income taxes	$172.7	$237.3	$254.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking(1)(2)	$(38.4)	$(10.2)	$4.8
Net gain from Lehman Recovery/LIHTC	—	—	39.7
Gain on reinsurance recapture	—	20.0	—
(1) Unlocking related to the Net gain from Lehman Recovery/LIHTC is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2013 (and included in Net gain from Lehman Recovery/LIHTC).
(2) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2015, 2014 and 2013, of $(23.0) million, $(9.5) million and $20.6 million, respectively. The net unfavorable unlocking in 2015 was primarily driven by higher persistency on less profitable policies.

The following table presents the impact of the annual review of assumptions including prospective assumption updates by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Fee income	$1.2	$(33.2)	$(6.0)
Interest credited and other benefits to contract owners/policyholders	(34.8)	(138.6)	22.4
Net amortization of DAC/VOBA	(2.2)	162.8	4.2
Total(1)	$(35.8)	$(9.0)	$20.6
(1)Amounts also include $(12.8) million and $0.5 million related to prospective assumption updates for 2015 and 2014, respectively.

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Sales by Product Line:
Universal life:
Guaranteed	$0.1	$0.1	$0.6
Accumulation	5.1	9.8	12.7
Indexed	71.8	49.8	27.6
Total universal life	77.0	59.7	40.9
Variable life	5.5	7.2	8.6
Whole life	—	0.1	0.2
Term	17.8	28.0	50.1
Total sales by product line	$100.3	$95.0	$99.8

Total gross premiums and deposits	$1,877.2	$2,014.7	$1,997.1
End of period:
In-force face amount	$357,220.0	$475,815.7	$604,990.2
In-force policy count	926,918	1,124,771	1,332,148
New business policy count (paid)(1)	20,220	30,548	53,237
(1) Balances as of December 31, 2015 and 2014 reflect the reduction of assets transferred to reinsurer.

Effective October 1, 2014, we disposed of, via reinsurance, a block of in-force term life contracts (the "Fourth Quarter 2014 Reinsurance Transaction"). Effective October 1, 2015, we also disposed of, via reinsurance, a block of in-force term life contracts ("Fourth Quarter 2015 Reinsurance Transaction", collectively the “Fourth Quarter 2014 and 2015 Reinsurance Transactions”). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from operating earnings before income taxes and from Operating revenues, the revenues and expenses of these reinsured blocks of business are excluded from these metrics and excluded from the respective periods in the tables above. See Liquidity and Capital Resources-Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Individual Life - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $5.7 million from $885.1 million to $879.4 million primarily due the  impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates, partially offset by a change in the mix of invested assets and higher prepayment income.

Fee income increased $60.8 million from $1,111.6 million to $1,172.4 million primarily due to favorable intangible unlocking resulting from prospective assumption changes and an increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $151.6 million from $699.6 million to $548.0 million primarily due to the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions.
Other revenue decreased $4.6 million from $21.5 million to $16.9 million primarily due to proceeds from legacy company owned life insurance in the prior period that did not reoccur.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $192.3 million from $2,115.6 million to $1,923.3 million primarily due to the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, lower unfavorable intangible unlocking primarily related to prospective assumption updates and a favorable reserve refinement related to indexed universal life products in the current period. These decreases were partially offset by unfavorable changes in mortality, net of reinsurance, resulting from higher claims severity and the Gain on reinsurance recapture in the prior period.

Operating expenses decreased $7.4 million from $359.2 million to $351.8 million primarily due to the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions along with lower staffing costs. These decreases were partially offset by increased credit facility fees supporting reinsurance transactions and higher commissions.

Net amortization of DAC/VOBA increased $163.2 million from $5.7 million to $168.9 million primarily due to unfavorable DAC/VOBA unlocking from prospective assumption changes. The unfavorable DAC/VOBA unlocking in the current period was partially offset by intangibles unlocking explained in the Interest credited and other benefits to contract owners/policyholders and Fee income lines above. Excluding the impact of unlocking, net amortization of DAC/VOBA decreased due to lower amortization on the term life block as a result of the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, partially offset by higher amortization on the universal life block due to higher amortization rates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $64.6 million from $237.3 million to $172.7 million primarily due to an unfavorable change in mortality, net of reinsurance, from a higher claims severity, net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes, the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, and the Gain on reinsurance recapture in the prior period. These decreases were partially offset by an increase in the cost of insurance fees on the aging in-force universal life block, and a favorable reserve refinement related to indexed universal life products in the current period.

Individual Life - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $30.4 million from $915.5 million to $885.1 million primarily due to $47.2 million of net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. Excluding the impact of Lehman Recovery/LIHTC, investment income increased resulting from portfolio restructuring.

Fee income decreased $2.1 million from $1,113.7 million to $1,111.6 million primarily due to higher unfavorable intangible unlocking in the current period resulting from prospective assumption changes. Excluding the impact from unlocking, Fee income increased primarily due to an increase in cost of insurance fees on the aging in-force universal life block.

Premiums decreased $38.3 million from $737.9 million to $699.6 million primarily due to the impact of the Fourth Quarter 2014 Reinsurance Transaction. Excluding the impact of this transaction, Premiums increased slightly due to renewal premiums partially offset by lower first year premiums due to lower term life sales.
Other revenue decreased $3.3 million from $24.8 million to $21.5 million due to lower surrender fees on the universal life block.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $114.1 million from $2,001.5 million to $2,115.6 million primarily due to unfavorable intangibles unlocking from prospective assumption changes in 2014 compared to favorable unlocking in 2013, partially offset by the impacts of the Fourth Quarter 2014 Reinsurance Transaction and the Gain on reinsurance recapture in 2014. Excluding the impact from these items, Interest credited and other benefits to contract owners/policyholders increased primarily due to unfavorable changes in mortality, net of reinsurance on the universal life blocks due to an aging block partially offset by favorable changes in reserves from lower term sales.

Net Amortization of DAC/VOBA decreased $170.5 million from $176.2 million to $5.7 million primarily due to favorable DAC/VOBA unlocking resulting from prospective assumption changes. The favorable DAC unlocking in 2014 was more than offset by other intangibles unlocking from prospective assumption changes as explained in Fee income and Interest credited and other benefits to contract owners/policyholders above. Excluding the impact from unlocking, net amortization of DAC/VOBA decreased primarily due to lower amortization on the universal life blocks driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes decreased $17.5 million from $254.8 million to $237.3 million primarily driven by net unfavorable DAC/VOBA and other intangibles unlocking from prospective assumption changes in 2014 compared to favorable unlocking in 2013 and higher net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. Partially offsetting these items were the impacts of the Fourth Quarter 2014 Reinsurance Transaction and the Gain on reinsurance recapture in 2014. Excluding these impacts, Operating earnings before taxes increased driven by higher Net investment income due to portfolio restructuring, lower amortization due to lower gross profits and favorable administrative expenses primarily driven by lower sales related expenses, partially offset by unfavorable changes in mortality, net of reinsurance on the universal life blocks.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$108.1	$111.3	$117.6
Fee income	68.3	69.6	63.0
Premiums	1,336.6	1,196.2	1,085.9
Other revenue	(5.8)	(4.1)	(4.0)
Total operating revenues	1,507.2	1,373.0	1,262.5
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,050.5	940.7	903.4
Operating expenses	289.1	254.7	236.1
Net amortization of DAC/VOBA	21.5	28.7	16.9
Total operating benefits and expenses	1,361.1	1,224.1	1,156.4
Operating earnings before income taxes	$146.1	$148.9	$106.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
DAC/VOBA and other intangibles unlocking(1)	$(4.4)	$(7.8)	$(0.5)
Net gain from Lehman Recovery/LIHTC	—	—	4.3
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2015 and 2014, of $(2.0) million and $(1.4) million, respectively. There was no DAC/VOBA and other intangibles unlocking related to the annual review of assumptions in 2013. The unlocking in 2015 was driven primarily by inforce assumption changes.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Fee income	$3.8	$7.7	$—
Net amortization of DAC/VOBA	(5.8)	(9.1)	—
Total	$(2.0)	$(1.4)	$—

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Sales by Product Line:
Group life	$53.6	$54.2	$58.3
Group stop loss	269.9	225.2	153.4
Other group products	27.4	18.1	24.1
Total group products	350.9	297.5	235.8
Voluntary products	37.5	40.8	27.2
Total sales by product line	$388.4	$338.3	$263.0

Total gross premiums and deposits	$1,529.1	$1,374.2	$1,261.5
Total annualized in-force premiums	1,603.9	1,406.4	1,294.6

Loss Ratios:
Group life (interest adjusted)	75.6%	76.1%	78.7%
Group stop loss	71.5%	69.6%	75.3%

Employee Benefits - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating revenues

Net investment income and net realized gains (losses) decreased $3.2 million from $111.3 million to $108.1 million primarily driven by lower alternative investment income.

Fee income decreased $1.3 million from $69.6 million to $68.3 million primarily due to lower favorable intangible unlocking in the unearned revenue reserve resulting from prospective assumption changes. The intangible unlocking was offset by lower unfavorable DAC/VOBA unlocking from prospective assumption changes as discussed below.
Premiums increased $140.4 million from $1,196.2 million to $1,336.6 million primarily due to higher sales of group stop loss as well as favorable persistency on group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $109.8 million from $940.7 million to $1,050.5 million primarily due to higher group stop loss sales and improved persistency in group life and voluntary products resulting in higher benefits incurred. The current period stop loss ratio was within the expected range although higher than the prior period.

Operating expenses increased $34.4 million from $254.7 million to $289.1 million primarily due to higher commissions related to higher sales and higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA decreased $7.2 million from $28.7 million to $21.5 million primarily due to lower unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC/VOBA unlocking in the current period was offset by the lower favorable unlocking explained in Fee income above. In addition, a lower volume of terminated cases in the current period compared to the prior period contributed to lower amortization.

Operating earnings before income taxes

Operating earnings before income taxes decreased $2.8 million from $148.9 million to $146.1 million primarily due to an increase in benefits incurred and expenses due to higher volumes and lower Net investment income, partially offset by higher stop loss premium resulting from higher sales in the current period and improved group life and voluntary persistency.

Employee Benefits - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating revenues

Net investment income and net realized gains (losses) decreased $6.3 million from $117.6 million to $111.3 million primarily due to $4.3 million of net investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur. Excluding the impact of Lehman Recovery/LIHTC, investment income decreased primarily due to lower prepayment fee income.

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

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $37.3 million from $903.4 million to $940.7 million primarily due to higher stop loss and voluntary sales, resulting in higher benefits incurred, higher retained disability results in 2013 that did not reoccur. These increases were partially offset by improved loss ratios and changes in reserves due to changes in our risk assumption.

Operating expenses increased $18.6 million from $236.1 million to $254.7 million primarily due to higher sales-related expenses from higher sales of group stop loss and voluntary products in 2014 and a reduction in estimated variable compensation accruals in 2013 that did not reoccur.

Net amortization of DAC/VOBA increased $11.8 million from $16.9 million to $28.7 million primarily due to unfavorable DAC/VOBA unlocking resulting from prospective assumption changes. The unfavorable DAC unlocking in 2014 is partially offset by the unlocking explained in Fee income above. Excluding the impact from unlocking, Net amortization of DAC/VOBA increased primarily due to increased amortization from terminated cases.

Operating earnings before income taxes

Operating earnings before income taxes increased $42.8 million from $106.1 million to $148.9 million primarily due to improved loss ratios and higher stop loss premiums resulting from strong sales in 2014. Partially offsetting these items were higher Operating expenses, increased Net amortization of DAC/VOBA resulting from terminated cases and lower net investment income due to the Lehman Recovery/LIHTC in 2013 that did not reoccur.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Interest expense	$(194.5)	$(188.0)	$(179.7)
Closed Block Variable Annuity contingent capital LOC	—	—	(18.4)
Amortization of intangibles	(36.6)	(35.6)	(35.0)
Strategic Investment Program	(79.5)	—	—
Other	51.4	53.2	22.5
Operating earnings before income taxes	$(259.2)	$(170.4)	$(210.6)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to segments.

Corporate - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating earnings before income taxes decreased $88.8 million from $(170.4) million to $(259.2) million primarily related to $79.5 million of expenses associated with our Strategic Investment Program, incremental interest expense related to contingent capital, and lower investment income including lower payments received in conjunction with a Lehman Brothers bankruptcy settlement. These items were partially offset by lower operating expenses.

Corporate - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating earnings before income taxes improved $40.2 million from $(210.6) million to $(170.4) million primarily related to charges associated with our CBVA segment, including lower LOC expenses in 2014 due to the termination of the contingent capital LOC facility supporting our CBVA segment in 2013. Higher alternative investment income and lower expenses also contributed to the improvement. Offsetting these items is an increase in Interest expense driven by a change in debt structure during 2013. See Liquidity and Capital Resources - Debt Securities in Part II, Item 7. of this Annual Report on Form 10-K for a description of the change in debt structure.

Closed Block Other

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating revenues:
Net investment income and net realized gains (losses)	$63.3	$96.6	$132.5
Premiums	2.8	6.8	4.7
Other revenue	0.5	(0.7)	(0.4)
Total operating revenues	66.6	102.7	136.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	29.1	52.9	62.0
Operating expenses	15.1	24.7	23.8
Net amortization of DAC/VOBA	—	0.4	0.4
Total operating benefits and expenses	44.2	78.0	86.2
Operating earnings before income taxes	$22.4	$24.7	$50.6
Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies (the "Second Quarter 2015 Reinsurance Transaction"). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the second quarter of 2015, the revenues and expenses of this reinsured block of business are excluded from these metrics. See Liquidity and Capital Resources-Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Closed Block Other - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating earnings before income taxes decreased $2.3 million from $24.7 million to $22.4 million primarily due to lower earnings resulting from declines in the block size of GICs and funding agreements, a decrease in accretion income on impaired assets, and unfavorable changes in the group reinsurance business, including the net impact of the Second Quarter 2015 Reinsurance Transaction. The average block size of GICs and funding agreements, based on AUM, declined approximately 29% from $2.1 billion in 2014 to $1.5 billion in 2015, causing both net investment income and Interest credited and other benefits to contract owners/policyholders to decrease. These declines are partially offset by costs related to the accelerated recognition of deferred interest costs associated with early terminations of Federal Home Loan Bank ("FHLB") funding agreements occurring in the fourth quarter of 2014 that did not reoccur in the current period and lower operating expenses due to a lower accrual for a contingency compared to the prior period.

Closed Block Other - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating earnings before income taxes decreased $25.9 million from $50.6 million to $24.7 million primarily due to lower earnings resulting from declines in the block size of GICs and funding agreements, a decrease in accretion income on impaired assets as well as lower favorable reserve development in the retained portion of the group reinsurance business compared to 2013 and investment income from Lehman Recovery/LIHTC in 2013 that did not reoccur in the current period. The average block size of GICs and funding agreements, based on AUM, declined approximately 42% from $3.6 billion in 2013 to $2.1 billion in 2014, causing both Net investment income and Interest credited and other benefits to contract owners/policyholders to decrease. These declines are partially offset by an increase in prepayment income and higher premiums in 2014 due to a true-up of estimated premiums due to us from a TPA for the group reinsurance business. In addition, costs related to the accelerated recognition of deferred interest costs associated with early terminations of FHLB funding agreements, which occurred in both periods, declined slightly.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Revenues:
Net investment income	$231.1	$163.2	$97.6
Fee income	1,118.3	1,251.7	1,287.1
Premiums	416.2	522.2	79.2
Net realized capital gains (losses)	(188.1)	(689.7)	(2,210.6)
Other revenue	7.0	14.6	18.5
Total revenues	1,584.5	1,262.0	(728.2)
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,275.9	994.8	(51.9)
Operating expenses and interest expense	431.5	473.6	467.6
Net amortization of DAC/VOBA	50.4	32.8	67.4
Total benefits and expenses	1,757.8	1,501.2	483.1
Income (loss) before income taxes	$(173.3)	$(239.2)	$(1,211.3)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(1,089.0)	$(1,454.2)	$(1,428.5)
Gain (losses) related to capital hedge overlay ("CHO") program	(25.8)	(121.1)	(244.8)
Gain (loss) due to nonperformance risk	71.9	327.7	(497.5)
Net investment gains (losses)	(15.1)	(0.4)	12.6
DAC/VOBA and other intangibles unlocking	1.7	34.4	(4.7)

The following table presents AUM for our CBVA segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
AUM:
General account	$3,410.4	$2,556.3	$1,429.1
Separate account	35,141.4	40,657.9	44,269.9
Total AUM	$38,551.8	$43,214.2	$45,699.0

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Balance as of beginning of period	$41,132.0	$44,788.2	$42,590.6
Deposits	123.8	170.4	270.6
Surrenders, benefits and product charges	(4,659.0)	(5,593.7)	(4,502.7)
Net flows	(4,535.2)	(5,423.3)	(4,232.1)
Interest credited and investment performance	(1,021.0)	1,767.1	6,429.7
Balance as of end of period	35,575.8	41,132.0	44,788.2

End of period contracts in payout status	2,976.0	2,082.2	910.8
Total balance as of end of period(1)	$38,551.8	$43,214.2	$45,699.0
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Loss before income taxes decreased $65.9 million from $239.2 million to $173.3 million. Annual assumption changes and revisions to projection model inputs implemented during the current period resulted in a loss of $86.0 million, compared to a gain of $102.3 million in the prior period (which excluded a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). The $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility. The prior period gain of $102.3 million included a favorable $170.2 million resulting from policyholder behavior assumption changes, partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions.

The current period results included a $255.8 million decrease in earnings due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, from gains of $327.7 million in the prior period, which included the effects of changes in the technique used to estimate nonperformance risk, to gains of $71.9 million in the current period. DAC/VOBA and other intangibles unlocking declined by $32.7 million, from a gain of $34.4 million in the prior period to a gain of $1.7 million in the current year period, mainly due to unfavorable impacts of assumption changes mentioned above.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program decreased to a loss of $1,089.0 million in the current period compared to a loss of $1,454.2 million in the prior period. The $365.2 million favorable variance was primarily due to the impacts of interest rate movements and unfavorable equity market performance in the current period, partially offset by unfavorable impacts of assumption changes, mentioned above, as well as high volatility. Lower equity market returns and high volatility also led to a favorable variance on our CHO program of $95.3 million, from a loss of $121.1 million to a loss of $25.8 million. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

In addition, lower fee income was partially offset by lower operating expenses as a result of continued run off of the block. Lower premiums associated with the annuitization of life contingent contracts and higher net investment income, primarily due to higher general account AUM, were offset by corresponding reserve changes in Interest credited and other benefits to contract owners/policyholders.

Closed Blocks Variable Annuity - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Loss before income taxes decreased $972.1 million from $1,211.3 million to $239.2 million. Annual assumption changes and revisions to projection model inputs implemented during 2014 resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from change to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes.

Including the impacts of assumption changes described above, the loss before income taxes decreased $972.1 million as a result of several factors. The change in the fair value of guaranteed benefit derivatives related to nonperformance risk resulted in a favorable variance of $825.2 million, from a loss of $497.5 million in 2013 to a gain of $327.7 million in 2014, including the effects of changes in the technique used to estimate nonperformance risk. Net losses related to the incurred guaranteed benefits and our guarantee hedge program and CHO program decreased to a loss of $1,575.3 million in 2014 compared to a loss of $1,673.3 million in 2013. The $98.0 million favorable variance was primarily due to lower equity market returns, as our guarantee hedges backing reserves are more sensitive to changes in equity markets than those reserves, as well as favorable impacts of assumption changes, mentioned above, partially offset by an unfavorable variance due to declining interest rates in 2014. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility. DAC/VOBA and other intangibles unlocking improved by $39.1 million, from a loss of $4.7 million in 2013 to a gain of $34.4 million in 2014, mainly due to favorable impacts of assumption changes mentioned above.

In addition, Net investment income increased primarily due to a higher earned rate, partially offset by lower Fee income as a result of lower average separate account AUM, and lower gains on the sale of securities. Higher premiums associated with the annuitization of life contingent contracts are offset by a reserve increase in the corresponding Interest credited and other benefits to contract owners/policyholders. The increase in annuitization of life contingent contracts is partially due to the guaranteed minimum income benefit ("GMIB") enhanced annuitization offer completed during 2014, where contract owners elected to annuitize both GMIB life contingent contracts and non-life contingent contracts.

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

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2015, 2014 and 2013, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Retirement:
Alternative investment income	$9.2	$28.8	$36.4
Average alternative investments	406.7	310.6	262.0
Annuities:
Alternative investment income	5.0	25.0	25.6
Average alternative investments	257.1	199.6	177.6
Investment Management:
Alternative investment income	1.1	19.7	23.8
Average alternative investments	186.9	145.3	124.0
Individual Life:
Alternative investment income	5.3	19.8	20.2
Average alternative investments	171.9	143.0	131.0
Employee Benefits:
Alternative investment income	0.8	3.2	3.9
Average alternative investments	41.1	29.5	24.7
Total Ongoing Business:
Alternative investment income	21.4	96.5	109.9
Average alternative investments	1,063.7	828.0	719.3
Corporate:(1)
Alternative investment income	2.8	16.6	9.0
Average alternative investments	27.5	106.7	97.8
Closed Block Other:(2)
Alternative investment income	0.8	4.2	9.7
Average alternative investments	26.4	33.2	58.1
Total Voya Financial, Inc.:
Alternative investment income	$25.0	$117.3	$128.6
Average alternative investments	$1,117.6	$967.9	$875.2
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

DAC/VOBA and Other Intangibles Unlocking

Changes in Operating earnings before income taxes and net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR"), collectively, “DAC/VOBA and other intangibles.” For Individual Life, changes in Operating earnings before income taxes and net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and VUL secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

We amortize DAC/VOBA and other intangibles related to universal life-type contracts and fixed and variable deferred annuity contracts in the Ongoing Business over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Net cost of reinsurance is amortized in a similar manner. Assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA and other intangibles and net cost of reinsurance are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA and other intangibles and net cost of reinsurance due to contract changes or contract terminations higher than estimated are also included in "unlocking." An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with our Ongoing Business.

During the third quarter of 2015, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of this review, we made a number of changes to our assumptions resulting in a net unfavorable impact of $82.0 million to Operating earnings before income taxes in the current period, compared to an unfavorable impact of $19.3 million in the third quarter of 2014 and a favorable impact of $84.8 million in the third quarter of 2013. These are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Retirement	$(37.2)	$(30.0)	$45.6
Annuities	12.5	26.4	83.3
Individual Life	(38.4)	(10.2)	4.8
Employee Benefits	(4.4)	(7.8)	(0.5)
Total DAC/VOBA and other intangibles unlocking(1)(2)	$(67.5)	$(21.6)	$133.2
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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Year Ended December 31,
($ in millions)	2015	2014	2013
CBVA	$1.7	$34.4	$(4.7)
Ongoing Business	(74.8)	81.6	73.3
Total DAC/VOBA and other intangibles unlocking(1)	$(73.1)	$116.0	$68.6
(1) Includes the impacts of the annual review of assumptions.

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

Parent Company Sources and Uses of Liquidity

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.'s access to the $750.0 million revolving credit sublimit of its Amended and Restated Revolving Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Beginning cash balance	$682.1	$640.2	$357.5
Sources:
Dividends and returns of capital from subsidiaries	1,708.5	902.0	1,434.0
Repayment of loans to subsidiaries, net of new issuances	—	42.4	—
Proceeds from 2018 Notes offering	—	—	998.2
Proceeds from Junior Subordinated Notes offering	—	—	750.0
Proceeds from 2043 Notes offering	—	—	398.6
Proceeds from Initial Public Offering	—	—	571.6
Amounts received from subsidiaries under tax sharing agreements, net	109.2	248.4	348.2
Other, net	—	16.2	4.8
Total sources	1,817.7	1,209.0	4,505.4
Uses:
Payment of interest expense	143.5	141.1	90.6
Capital provided to subsidiaries	—	150.0	2,062.0
Repayments of loans from subsidiaries, net of new issuances	—	—	319.1
Repayment of commercial paper, net of issuances	—	—	192.0
Repayment of credit facility borrowings	—	—	1,350.0
New issuances of loans to subsidiaries, net of repayments	161.2	—	134.3
Payment of income taxes, net	77.1	42.8	43.0
Debt issuance costs	6.8	16.8	26.5
Common stock acquired - Share repurchase	1,486.6	789.4	—
Share-based compensation	4.5	16.9	—
Dividends paid	9.0	10.1	5.2
Acquisition of short term investments	212.0	—	—
Other, net	21.0	—	—
Total uses	2,121.7	1,167.1	4,222.7
Net (decrease) increase in cash and cash equivalents	(304.0)	41.9	282.7
Ending cash balance	$378.1	$682.1	$640.2

Share Repurchase Program and Dividends to Shareholders

On March 13, 2014, our Board of Directors authorized a share repurchase program, pursuant to which we may, from time to time, purchase shares of our common shares through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions or tender offers. The initial authorization permitted the repurchase of a number of shares of our common shares having an aggregate repurchase price not exceeding $300.0 million.

During the years ended December 31, 2015 and 2014, our Board of Directors increased our authority to repurchase our shares, with such authorization to expire (unless subsequently extended) no later than June 30, 2016.

During the year ended December 31, 2014, we repurchased 19,447,847 shares of our common shares from ING Group for an aggregate purchase price of $725.0 million, 1,125,558 shares of our common shares in open market repurchases for an aggregate purchases price of $39.4 million and 655,457 shares of our common shares under an accelerated share repurchase arrangement for an aggregate purchase prices $25.0 million.

During the year ended December 31, 2015, we repurchased 13,599,274 shares of our common shares from ING Group for an aggregate purchase price of $600.0 million, 14,960,463 shares of our common shares in open market repurchases for an aggregate purchases price of $640.3 million and 5,788,306 shares of our common shares under discounted share repurchase arrangements with third-party financial institutions for an aggregate purchase prices $250.0 million. These repurchases reduced the remaining amount of our share repurchase authorization to $20.3 million as of December 31, 2015.

On February 4, 2016, our Board of Directors increased the amount of the Company’s common stock authorized for repurchase under the Company’s share repurchase program by an additional $700.0 million. The additional $700.0 million share repurchase authorization expires on December 31, 2016 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.

The following table summarizes our return of capital to common shareholders:

($ in millions)	Year Ended December 31,
	2015	2014
Dividends to shareholders	$9.0	$10.1
Repurchase of common shares	1,490.3	790.1
Total cash returned to shareholders	$1,499.3	$800.2

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

We did not have any short-term debt borrowings outstanding as of December 31, 2015. The following table summarizes our borrowing activities for the year ended December 31, 2015:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,510.8	$—	$(31.2)	$1.4	$3,481.0
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,515.7	—	(31.2)	1.4	3,485.9
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,515.7	$—	$(31.2)	$1.4	$3,485.9

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

As of December 31, 2015, we were in compliance with our debt covenants.

Debt Securities

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 million of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. We used the proceeds of the 2022 Notes to repay $500.0 million of the direct borrowings under a $3.5 billion Revolving Credit Agreement ("Revolving Credit Agreement"). The remaining proceeds of the 2022 Notes were used for general corporate purposes, including the retirement of a portion of our outstanding commercial paper.

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

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, commencing November 15, 2013 and ending on May 15, 2023. The 2053 Notes bear interest at a fixed rate of 5.65% prior to May 15, 2023. From May 15, 2023, the 2053 Notes bear interest at an annual rate equal to three-month London Interbank Offered Rates ("LIBOR") plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

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

On May 21, 2013, we used the proceeds of the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 million under the Term Loan portion of the Company's Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay borrowings with NN Group.

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

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, we entered into an off-balance sheet ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500.0 million aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 million of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

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

Aetna Notes

As of December 31, 2015 and December 31, 2014, Voya Holdings had outstanding $162.9 million and $163.0 million principal amount of 7.25% Debentures due August 15, 2023, respectively, $204.0 million and $235.1 million principal amount of 7.63% Debentures due August 15, 2026, respectively, and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

During the year ended December 31, 2015, Voya Holdings repurchased $31.1 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026 and $0.1 million of the outstanding principal amount of 7.25% Debentures due August 15, 2023. In connection with these transactions, we incurred a loss on debt extinguishment of $10.1 million for the year ended December 31, 2015, which was recorded in Interest expense in the Consolidated Statements of Operations.

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

The reduction in principal amount of Aetna Notes can be accomplished, at our option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent we post collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; LOCs meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group.

If we fail to reduce the outstanding principal amount of the Aetna Notes by the means noted above, we agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

As of December 31, 2015, the outstanding principal amount of Aetna Notes guaranteed by ING Group was $474.9 million and the amount of collateral required to avoid the payment of a fee to ING Group was $74.9 million. On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. On December 31, 2015, we deposited $77.0 million of cash collateral into the control account. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

On February 14, 2014, we amended our existing syndicated senior unsecured credit facility. The amended facility expires on February 14, 2018 and has a revolving credit borrowing sublimit of $750.0 million and total LOC capacity of $3.0 billion.

As of December 31, 2015, there were no amounts outstanding as revolving credit borrowings and $704.8 million of LOCs outstanding under the senior unsecured credit facility.

On April 20, 2012, we borrowed $1.5 billion under a Syndicated Bank Term Loan in connection with the senior unsecured credit facility. During 2013, we repaid the remaining balance of $1.35 billion outstanding from the proceeds of the 2018 Notes, 2053 Notes and other corporate funds.

Other Credit Facilities

We use credit facilities primarily to provide collateral required under our affiliated reinsurance transactions as well as certain third-party reinsurance arrangements to which our Arizona captive is a party. We also issue guarantees and enter into financing arrangements in connection with our affiliated reinsurance transactions. These arrangements are primarily designed to facilitate the financing of statutory reserve requirements. Regulations XXX and AG38 require insurers to hold significantly higher levels of reserves on term products and UL insurance products with secondary guarantees, respectively, than are generally thought to be sufficient. By re-insuring business to our captive reinsurance subsidiaries and our Arizona captive, we are able to use alternative sources of collateral to fund the statutory reserve requirements and are generally able to secure longer term financing on a more capital efficient basis.

Effective January 1, 2009, we entered into a master asset purchase agreement (the "MPA") with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. ("SRUS"), Scottish Re Life (Bermuda) Limited ("Scottish Bermuda") and Scottish Re (Dublin) Limited (collectively, "Scottish Re") and Hannover Life Reassurance Company of America ("Hannover US") and Hannover Re (Ireland) Limited ("HLRI") (collectively, "Hannover Re"). Pursuant to the MPA, we recaptured individual life reinsurance business which had previously been reinsured to Scottish Re and immediately ceded 100.0% of such business to

Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We refer to this block as the Hannover Re block and its results are reported as part of the Closed Block Other segment.

Prior to September 24, 2015, we were obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re for the duration of such reserve requirements or until the underlying reinsurance contracts are novated to Hannover Re or Hannover Re elects its option to implement its own facility providing collateral for reinsurance between SLD and Security Life of Denver International Limited ("SLDI"). Hannover Re exercised this election and consequently, on September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement ("Buyer Facility Agreement") with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI. Under the Buyer Facility Agreement, the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD.

Voya Financial, Inc. and SLDI have reduced their use of LOCs and other collateral for reserve financing requirements by $2.3 billion as of the date of the transaction. Consequently, our financing expenses associated with collateral for reinsurance between SLD and SLDI covering individual reinsurance business have been eliminated and, therefore, we anticipate future savings.

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to our Arizona captive in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of December 31, 2015, while there was no actual LOC requirement, the amount of the LOCs outstanding was $500.0 million.

In addition to the $2.1 billion of Individual Life, Hannover Re block and CBVA credit facilities utilized, $230.0 million of LOCs were outstanding to support miscellaneous requirements. In total, $2.3 billion of credit facilities were utilized as of December 31, 2015. As of December 31, 2015, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $5.4 billion. We also have approximately $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of December 31, 2015:

($ in millions)
Obligor / Applicant	Business Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Estimated amount of Collateral Required	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$704.8	$204.8	$2,295.2
	Individual Life					134.2	134.2
	CBVA					500.0	—
	Other					70.6	70.6
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	157.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	—	500.0
SLDI	Hannover Re block	Unsecured	Committed	10/29/2022	300.0	233.6	233.6	66.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/1/2025	425.0	230.6	230.6	194.4
Voya Financial, Inc./ Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	338.0	338.0	227.0
Total					$5,646.7	$2,336.4	$1,836.4	$3,301.0

Total fees associated with credit facilities, including our senior unsecured credit facility, for the years ended December 31, 2015, 2014 and 2013 were $89.3 million, $120.6 million and $149.3 million, respectively.

The following summarizes the activity for our credit facilities for the year ended December 31, 2015.

•
Effective March 31, 2015, the amount of committed capacity provided under SLDI's LOC facility agreement with a third-party bank, supporting reserves on an affiliated reinsurance agreement in connection with a portion of its deferred annuity business, was increased to $175.0 million of committed capacity until January 24, 2018.

•
On February 11, 2015, we entered into a $195.0 million LOC facility agreement with a third-party bank which matures February 11, 2018 and includes an option to support the LOC outstanding either on a secured or unsecured basis. As of December 31, 2015, we collateralized the facility with $212.0 million of unrestricted cash and short-term investments. The LOC is used to provide collateral under the reinsurance agreements of Voya Financial, Inc. subsidiaries.

•
Upon Hannover Re exercising its election to implement its own facility providing collateral for reinsurance between SLD and SLDI, on September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI. Under the Buyer Facility Agreement the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD. The Buyer Facility Agreement continues until the extinguishment of the reinsurance liabilities it collateralizes, unless terminated due to the occurrence of certain specified events.

The note replaced $2.3 billion of LOCs and a collateral note issued under Voya Financial, Inc. and SLDI credit agreements with third-party financial institutions supporting reserves on the Hannover Re block. Therefore, on September 29, 2015, we returned $1.5 billion of LOCs and caused the return of a $750.0 million collateral note. Following the return of this collateral, we accordingly cancelled a $250.0 million LOC facility and a $750.0 million collateral note facility. Additionally, effective October 7, 2015, SLDI reduced a $1.125 billion LOC facility to $300.0 million and extended the maturity to October 29, 2022.

•
Effective September 29, 2015, Roaring River, LLC ("Roaring River"),  our wholly owned captive reinsurance subsidiary, entered into a LOC facility agreement with a third-party bank to provide up to $425.0 million of committed capacity until October 1, 2025 which supports reserves on an affiliated reinsurance agreement. The initial amount of the LOC was $207.5 million, which replaced a $207.5 million LOC issued under our Revolving Credit Facility.

•
Effective December 23, 2015, a $786.0 million LOC covering the business ceded to Roaring River II, LLC ("Roaring River II") was cancelled along with the corresponding $995.0 million LOC facility agreement upon the sale of the underlying business to RGA (see the Reinsurance section of Liquidity and Capital Resources below for further information).

The following tables present our existing financing facilities for each of our Individual Life, Retirement, CBVA and Hannover Re blocks of business as of December 31, 2015. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, the existing financing will be periodically extended or replaced and increased as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$134.2	$134.2	$134.2
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0	195.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0	475.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	338.0	338.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	230.6	230.6
Total				$1,794.2	$1,372.8	$1,372.8

The peak financing requirement for the Individual Life block is expected to reach approximately $2.9 billion during the period 2017 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$157.0	$157.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—	—
Total				$675.0	$157.0	$157.0

Closed Block Variable Annuity

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc. / SLDI	Credit Facility	GMWBL/GMIB	02/14/2018	$500.0	$—
Total				$500.0	$—

Of the $500.0 million LOC outstanding, none was required for collateral as of December 31, 2015 as the statutory reserves ceded to SLDI were fully supported by assets in trust.

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	XXX/AG38	10/29/2022	$300.0	$233.6	$233.6
Total				$300.0	$233.6	$233.6

The peak financing requirement for the Hannover Re block is expected to reach approximately $250.0 million in 2016.

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks and a third-party trust to support the reinsurance obligations of our captive reinsurance subsidiaries. As of December 31, 2015, such facilities provided for up to $1.5 billion of capacity, of which $569.0 million was utilized.

In addition to providing credit facilities, we also provide credit support to our captive reinsurance subsidiaries through surplus maintenance agreements, pursuant to which we agree to cause these subsidiaries to maintain particular levels of capital or surplus and which we entered into, in connection with particular credit facility agreements. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these agreements.

•
Roaring River is party to a LOC facility agreement with a third-party bank that provides up to $425.0 million of LOC capacity. Roaring River has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $425.0 million, which obligations are guaranteed by Voya Financial, Inc. This agreement and the related guarantee were entered into to facilitate collateral requirements supporting reinsurance. The guarantee is effective for the duration of Roaring River’s reimbursement obligations to the bank.

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV") to provide up to $565.0 million of statutory reserve financing through a trust note which matures December 31, 2028. At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $78.6 million of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV and Roaring River III Holding LLC, and $45.0 million of capital to be maintained in Roaring River IV for a total of $123.6 million. This amount is exclusive of any capital held for Roaring River III Holding LLC and will vary over time based on a percentage of Roaring River IV in force life insurance. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

138

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85.0 million. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

•
Voya Financial, Inc. as a borrowing party and its subsidiary, Roaring River II, entered into a reimbursement agreement with a third party bank providing for a $995.0 million LOC facility where Voya Financial, Inc. guaranteed the reimbursement obligations of Roaring River II. Roaring River II had entered into a reinsurance agreement with an affiliated ceding company and by entering into the reimbursement agreement, Roaring River II provided collateral for reinsurance with a LOC. Effective December 23, 2015, a $786.0 million LOC was cancelled along with the corresponding $995.0 million LOC facility agreement upon the sale of the underlying business to RGA (defined below in our Reinsurance section of Liquidity and Capital Resources).

Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note, if Security Life of Denver Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fails to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

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

Effective December 31, 2013, Voya Financial, Inc. as a borrowing party and its subsidiary, SLDI, entered into a reimbursement agreement with a third party bank providing for a $250.0 million LOC facility where Voya Financial, Inc. guaranteed certain reimbursement obligations of SLDI. The LOCs issued under this facility supported the Individual Reinsurance business. On September 29, 2015, the LOC and corresponding facility agreement were cancelled following Hannover Re's implementation of the Hannover Buyer Facility.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of December 31, 2015 is $25.0 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $474.9 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

We did not recognize any asset or liability as of December 31, 2015 in relation to intercompany indemnifications and support agreements. As of December 31, 2015, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Securities Lending

We engage in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2015 and 2014, the fair value of loaned securities was $466.4 million and $545.9 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, collateral retained by the lending agent and invested in liquid assets on our behalf was $484.4 million and $563.9 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, liabilities to return collateral of $484.4 million and $563.9 million, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

Repurchase Agreements

We engage in dollar repurchase agreements with mortgage-backed securities ("dollar rolls") and repurchase agreements with other collateral types to increase our return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements. We enter into dollar roll transactions by selling existing mortgage-backed securities ("MBS") and concurrently entering into an agreement to repurchase similar securities within a short time frame at a lower price. Under repurchase agreements, we borrow cash from a counterparty at an agreed upon interest rate for an agreed upon time frame and pledge collateral in the form of securities. At the end of the agreement, the counterparty returns the collateral to us, and we, in turn, repay the loan amount along with the additional agreed upon interest. We require that, at all times during the term of the dollar roll and repurchase agreements, cash or other collateral types obtained is sufficient to allow us to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Consolidated Balance Sheets. As per the terms of the agreements, the market value of the loaned securities is monitored with additional collateral obtained or refunded as the market value of the loaned securities fluctuates due to changes in interest rates, spreads and other risk factors.

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2015 and 2014, we did not have any securities pledged under reverse repurchase agreements.

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

FHLB

We are currently a member of the FHLB of Des Moines and the FHLB of Topeka and are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs based on a percentage of the value of our assets and are subject to the availability of eligible collateral. The limits across all programs are 20% of the total assets of the general and separate accounts of VIAC and RLI and potentially up to 40% of the total assets of the general account of SLD based on credit approval from FHLB of Topeka. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity under these credit facilities was $21.8 billion and $22.8 billion as of December 31, 2015 and 2014, respectively, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs' credit assessment. As of December 31, 2015 and 2014, we had $1.3 billion and $1.4 billion in non-putable funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, we had assets with a market value of approximately $1.5 billion and $1.6 billion, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2015, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.5 billion. Each agreement with a life insurance subsidiary has received the necessary approvals from the appropriate state insurance regulatory authorities. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2015, no amounts were borrowed from subsidiaries. As of that same date, we lent $330.2 million to subsidiaries.

Collateral - Derivative Contracts

Under the terms of our over-the-counter ("OTC") Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. ("ISDA") agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2015, we held $640.9 million and $195.9 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, we held $515.8 million and $119.1 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2015, we delivered $646.2 million of securities and held $24.8 million of securities as collateral. As of December 31, 2014, we delivered $638.7 million of securities and held $159.3 million of securities as collateral.

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

A downgrade in our credit ratings or the credit or financial strength ratings of our rated subsidiaries could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees or LOCs, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements and/or impair our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider nonperformance risk in determining the fair value of our liabilities. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB+ (5 of 9)	Ba3(hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR*	NR	WD**	WD
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	WD	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating (3)	NR	NR	Baa1 (4 of 9)	A- (3 of 9)
* "NR" indicates not rated.
** "WD" indicates withdrawn.
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
(2) Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The National Insurer Financial Strength ("IFS") Rating is assigned to the insurance company's policyholder obligations, including assumed reinsurance obligations and contract holder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a "+" or a "–" may be appended to a rating to denote relative status within major rating categories.
(3) Moody’s financial strength ratings are opinions of the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody's obligations append numerical modifiers 1, 2, and 3 to each generic rating classification from Aa through Caa. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category; the modifier 2 indicates a mid-range ranking; and the modifier 3 indicates a ranking in the lower end of that generic rating category. Moody’s long-term credit ratings are opinions of the relative credit risk of fixed-income obligations with an original maturity of one year or more. They address the possibility that a financial obligation will not be honored as promised. Moody’s short-term ratings are opinions of the ability of issuers to honor short-term financial obligations.
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

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2014 through December 31, 2015 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On September 15, 2015, Fitch affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating subsidiaries were also affirmed. The rating outlook for all ratings is Stable.

•
On August 18, 2015, A.M. Best affirmed the ratings of Voya Financial, Inc. and its operating subsidiaries. A.M. Best maintained its stable outlook on the financial strength rating of the key life subsidiaries. A.M. Best also maintained its positive outlook on the issuer credit rating of Voya Financial, Inc. as well as the ratings on the outstanding debt of Voya Financial, Inc.

•
On August 18, 2015, Moody's downgraded to Baa1 from A3 for the Aetna Notes which are guaranteed by ING Groep N.V. ("ING Group" or "ING"). The rating action follows the recent downgrade of the senior unsecured debt of ING Group to Baa1 (stable outlook) from A3 (negative) on May 28, 2015. The ratings of the Aetna Notes remained on review for further downgrade. On October 6, 2015, Moody's confirmed the Baa1 senior debt rating of the Aetna Notes with a stable outlook which concluded its review for downgrade initiated on August 18, 2015. No other ratings of either Voya Holdings Inc. or Voya Financial, Inc. are affected by these rating actions.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of December 31, 2015, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of December 31, 2015, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOC, may also be used.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $25 million. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of December 31, 2015, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $15 million. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $30.0 million .

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

The S&P financial strength rating of our reinsurers with the two largest reinsurance recoverable balances are AA- rated or better. These reinsurers are (i) Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York, subsidiaries of Lincoln National Corporation ("Lincoln") and (ii) Hannover Re. Only those reinsurance recoverable balances where recovery is deemed probable are recognized as assets on our consolidated balance sheets.

We have a significant concentration of reinsurance arising from the divestment of a block of individual life business via a reinsurance transaction prior to our acquisition of VRIAC in 2000. In 1998, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the reinsurance recoverable on the Consolidated Balance Sheets, $1.8 billion and $1.9 billion as of December 31, 2015 and 2014, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

On December 31, 2004, we reinsured the individual life reinsurance business (and sold certain systems and operating assets used in the individual life reinsurance business) to Scottish Re on a 100% coinsurance basis (the "2004 Transaction") through our wholly owned subsidiaries, SLD and SLDI. As part of the 2004 Transaction, we paid a ceding commission and transferred assets backing reserves and miscellaneous other liabilities on the individual life reinsurance to Scottish Re. The ceding commission (net of taxes), along with other reserve assets, was placed in trust for our benefit to secure Scottish Re's obligations as reinsurers of the acquired business.

On November 19, 2008, an existing reinsurance agreement between SRUS and Ballantyne Re, concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that we were substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of trust assets connected with the Ballantyne Re facility. The trust assets support the reserve requirements of the business transferred from SLD to Ballantyne Re. As of December 31, 2015, trust assets with a market value of $965.7 million supported reserves of $266.1 million.

Effective January 1, 2009, we entered into the MPA with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.4 billion and $2.5 billion as of December 31, 2015 and 2014, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement.

Effective October 1, 2014, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") for $448.1 million. We will continue to administer and service the policies. On October 1, 2014, there were $1.5 billion of statutory reserves on approximately $100.0 billion of in-force life insurance. During the year ended December 31, 2014, we recognized a non-operating loss, before income taxes, of $89.4 million, composed of $32.8 million in Other net realized capital gains on assets included in the transaction, $11.4 million related to intent impairments and $110.8 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $517.8 million and $461.3 million, respectively.The transaction is expected to result in a non-operating U.S. GAAP loss before income taxes of approximately $10.0 million a year over the next twenty years.

Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5 million. On April 1, 2015, there were $290.0 million of statutory reserves. In connection with this transaction, we recognized a non-operating loss, before income taxes, of $39.2 million primarily related to intent impairments of assets included in the transaction and other transactions costs in the Consolidated Statement of Operations. As of December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $263.4 million.

Effective October 1, 2015, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company. We will continue to administer and service the policies. On October 1, 2015, there were approximately $1.4 billion of statutory reserves on approximately $90.0 billion of in-force life insurance. During the year ended December 31, 2015, we recognized a non-operating loss, before income taxes, of $109.8 million, composed of $13.7 million in Other net realized capital gains on assets included in the transaction, $3.6 million related to intent impairments and $119.9 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $462.3 million. The transaction is expected to result in a non-operating U.S. GAAP loss, before income taxes of approximately $12.0 million a year over the next fifteen years.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our insurance subsidiaries to their respective parents. Dividends in excess of prescribed limits established by the applicable state regulations are considered to be extraordinary transactions and require explicit regulatory approval. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2016. However, as a result of the extraordinary dividend it paid in 2015, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings without domiciliary insurance regulatory approval which can be granted or withheld at the discretion of the regulator.

For a summary of applicable laws and regulations governing dividends, see the Insurance Subsidiaries Dividend Restrictions section of the Insurance Subsidiaries Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

The following table summarizes dividends permitted to be paid by our principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
($ in millions)	2016	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$447.5	$394.1	$216.3
Voya Retirement Insurance and Annuity Company (CT)	364.1	321.8	371.4
Security Life of Denver Insurance Company (CO)	54.9	111.6	32.5
ReliaStar Life Insurance Company (MN)	—	194.2	194.0

The following table summarizes dividends and extraordinary distributions paid by each of the Company's principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
($ in millions)	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company (CT)	321.0	371.0	—	—
Security Life of Denver Insurance Company (CO)	111.0	32.0	130.0	—
ReliaStar Life Insurance Company (MN)	194.0	193.0	280.0	—

In June 2015, VIAC declared an extraordinary distribution of $98.0 million, subject to the receipt of approval by the Iowa Division of Insurance. The Iowa Division of Insurance provided notice of approval on June 25, 2015 and VIAC paid the extraordinary distribution on June 26, 2015. In June 2015, RLI declared an extraordinary distribution of $280.0 million, subject to receipt of approval by the Minnesota Insurance Division. The Minnesota Insurance Division provided notice of approval on July 31, 2015 and RLI paid the extraordinary distribution on August 3, 2015. In July 2015, SLD declared an extraordinary distribution of $130.0 million, subject to receipt of approval by the Colorado Insurance Division. The Colorado Insurance Division provided notice of non-disapproval on July 29, 2015 and SLD paid the extraordinary distribution on July 31, 2015.

On May 5, 2015, Voya Financial, Inc.'s principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $819.0 million, which was paid on May 20, 2015. On June 3, 2015, Voya Financial, Inc.'s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend of $111.0 million, which was paid on June 25, 2015. On November 19, 2015, Voya Financial, Inc.’s Principal Insurance Subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $90.0 million which, was paid on December 23, 2015.

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

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2015 and 2014, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $165.5 million and $258.0 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned principal insurance subsidiaries is subject to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. The Company’s estimated RBC ratio on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, was approximately 485% as of December 31, 2015.

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

The following table summarizes the statutory capital and surplus of our principal insurance subsidiaries as of the dates indicated:

	As of December 31,
($ in millions)	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$2,074.8	$2,119.4
Voya Retirement Insurance and Annuity Company (CT)	2,030.2	2,007.9
Security Life of Denver Insurance Company (CO)	858.3	1,128.8
ReliaStar Life Insurance Company (MN)	1,609.2	1,944.7

We monitor the ratio of our insurance subsidiaries' TAC to Company Action Level Risk-Based Capital ("CAL"). A ratio in excess of 125% indicates that the insurance subsidiary is not required to take any corrective actions to increase capital levels at the direction of the applicable state of domicile.

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2015			As of December 31, 2014
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,414.0	$6,859.6	485%	$1,387.3	$7,458.7	538%
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

The sensitivity of our insurance subsidiaries' statutory reserves and surplus established for variable annuity contracts and certain minimum interest rate guarantees to changes in the interest rates, credit spreads and equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values, the level of guaranteed amounts and product design. Should statutory reserves increase, this could result in future reductions in our insurance subsidiaries' surplus, which may also impact RBC. Adverse changes in interest rates and the continued widening of credit spreads may result in an increase in the reserves for product guarantees which adversely impact statutory surplus, which may also impact RBC.

RBC is also affected by the product mix of the in force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). RBC is an important factor in the determination of the credit and financial strength ratings of Voya Financial, Inc. and our insurance subsidiaries.

Captive Reinsurance Subsidiaries

Our captive reinsurance subsidiaries provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity and reserve requirements. Each of the captive reinsurance subsidiaries in operation as of December 31, 2015 is a wholly owned direct or indirect subsidiary of one of the Principal Insurance Subsidiaries or Voya Holdings Inc. Each of the captive reinsurance subsidiaries is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, the state of domicile and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $590.6 million and $1,185.0 million as of December 31, 2015 and 2014, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $351.5 million and $552.5 million as of December 31, 2015 and 2014, respectively.

Our Arizona captive, SLDI, provides reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. On December 20, 2013, SLDI re-domesticated from the Cayman Islands to the State of Arizona. Arizona state insurance statutes and regulations require SLDI to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on SLDI's Shareholder's equity as of December 31, 2015 and 2014. In addition, SLDI has obtained approval from the ADOI for certain permitted practices, including taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $456.6 million and $482.0 million as of December 31, 2015 and 2014, respectively, but has no effect on our Consolidated total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, SLDI may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the ADOI, which includes a minimum capital requirement. SLDI does not expect to make any dividend payments during calendar year 2016.
Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries and our Arizona captive are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector Framework". In December 2014, the NAIC adopted Actuarial Guideline 48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. Actuarial Guideline 48 limits the type of assets that may be used as collateral to back the XXX and AXXX statutory reserves, and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The NAIC has charged multiple working groups with the responsibility to prepare regulations that would codify the Rector framework and that work continues at the NAIC. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards ("the Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies Actuarial Guideline 48. In addition, the Standard applies prospectively, so that XXX and AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captive. During 2015, the NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's effort's to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG retained Oliver Wyman to study the industry's use of variable annuity captive reinsurance and to develop a set of recommended changes to address the issues involving variable annuity captives. In September 2015, Oliver Wyman issued an initial report, which was adopted by the VAIWG, outlining its preliminary findings and making recommendations for enhancements to the variable annuity statutory framework. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements. Although the VA Framework for Change recommends an effective date of January 1, 2017, the timing of these proposals remains uncertain. In November 2015, the NAIC also approved funding for a quantitative impact study, to be conducted by Oliver Wyman and involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the “QIS Study”).
We cannot predict what revisions, if any, will be made to the Rector framework or the Standard for application to captives that assume XXX and AXXX business, as multiple NAIC working groups undertake their implementation, to the VA Framework for Change proposal as a result of the QIS Study and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies.
Although we do not believe it to be likely, a potential outcome of the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies is that we will be limited in our ability to achieve desired benefits from using our captive reinsurance subsidiaries to finance statutory reserves subject to Regulations XXX and AG 38. The extent of such a limitation would depend on the specific changes to state regulations that are adopted, see "Item 1. Business - Regulation - Financial Regulation - Recent Actions by the NAIC." The VA Framework for Change is a proposal in the early stages of development and given that its final terms are subject to the QIS Study and ongoing NAIC deliberations, we cannot predict what impact the final framework would have on our Arizona captive. The Standard, if adopted for variable annuity captives as proposed without grandfathering provisions for existing captive variable annuity reinsurance entities, could also limit our ability to use reinsurance structures involving our Arizona captive. Given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of the limitation of the use of our captive reinsurance subsidiaries and our Arizona captive to finance statutory reserves subject to Regulations XXX and AG38 and statutory reserves associated with our reinsured annuity business. If we are limited in our use of captive reinsurance subsidiaries and our Arizona captive on a retroactive basis, the reasonably likely impacts would include early termination fees payable with respect to certain financing structures, higher operating or tax costs, an increase in statutory reserves and diminished capital position. On a prospective basis, limiting the use of captive reinsurance companies could impact the types, amounts and pricing of products we offer and could result in potential reductions in or discontinuance of new term or UL insurance sales, any of which could adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

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

As of December 31, 2015, we had off-balance sheet commitments to acquire mortgage loans of $771.9 million and purchase limited partnerships and private placement investments of $970.9 million, of which $225.9 million relates to consolidated investment entities. As of December 31, 2014, we had off-balance sheet commitments to acquire mortgage loans of $520.3 million and purchase limited partnerships and private placement investments of $367.1 million, of which $297.0 million relates to consolidated investment entities.

In addition, on March 17, 2015, we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a ten-year period, to issue up to $500.0 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.9% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on this put option agreement.

Aggregate Contractual Obligations

As of December 31, 2015, we had certain contractual obligations due over a period of time as summarized in the following table. The estimated payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$1,742.8	$1,629.3	$113.5	$—	$—
Reserves for insurance obligations(2)(3)	111,626.6	7,165.4	12,923.8	12,312.6	79,224.8
Retirement and other plans(4)	1,592.6	126.8	274.4	299.8	891.6
Short-term and long-term debt obligations(5)	7,101.6	176.9	1,339.9	295.9	5,288.9
Operating leases(6)	160.0	33.9	49.2	28.8	48.1
Securities lending and repurchase agreements(7)	484.4	484.4	—	—	—
Total(8)	$122,708.0	$9,616.7	$14,700.8	$12,937.1	$85,453.4
(1)Purchase obligations consist primarily of outstanding commitments under alternative investments that may occur any time within the terms of the partnership and private loans. The exact timing, however, of funding these commitments related to partnerships and private loans cannot be estimated. Therefore, the amount of the commitments related to partnerships and private loans is included in the category "Less than 1 Year."
(2)Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $111.6 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $88.2 billion recorded on our Consolidated Balance Sheets as of December 31, 2015. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3)Contractual obligations related to certain closed blocks, with reserves in the amount of $5.3 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $9.4 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
(4) Includes estimated benefit payments under our qualified and non-qualified pension plans, estimated benefit payments under our other postretirement benefit plans, and estimated payments of deferred compensation based on participant elections and an average retirement age.
(5)The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in less than one year. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning the short-term and long-term debt obligations.
(6)Operating leases consist primarily of outstanding commitments for office space, equipment and automobiles.
(7) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year.
(8) Unrecognized tax benefits are excluded from the table due to immateriality.

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

•
A lapse rate is the percentage of in-force policies surrendered by the policyholder or canceled by us due to non-payment of premiums. For certain of our variable products, the lapse rate assumption varies according to the current account value relative to guarantees associated with the product and applicable surrender charges. In general, policies with guarantees that are considered "in the money" (i.e., where the notional benefit amount is in excess of the account value) are assumed to be less likely to lapse or surrender. Conversely, "out of the money" guarantees may be assumed to be more likely to lapse or surrender as the policyholder has less incentive to retain the policy.

See the Reserves for Future Policy Benefits and Contract Owner Account Balances Note and the Guaranteed Benefit Features Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on our reserves for future policy benefits, contract owner account balances and product guarantees.

Insurance and Other Reserves

Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.7%.

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

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Product Guarantees and Index-crediting Features

The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management's best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in, or deviations from, the assumptions used can significantly affect our reserve levels and related results of operations.

GMDB and GMIB: Reserves for annuity GMDB and GMIB are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross revenues for the purpose of amortizing DAC. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees.

GMAB, GMWB, GMWBL, FIA, IUL, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These embedded derivatives include annuity GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The estimated fair value of the embedded derivative in the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

Certain FIA contracts contain guaranteed withdrawal benefit provisions.  Reserves for these benefits are calculated by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments.

The estimated fair value of the embedded derivative in the IUL contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed account value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the current indexed term of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths and maturities.

The estimated fair value of the Stabilizer embedded derivative and MCG contracts is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, we project a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The liabilities for the GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the priority of policyholder claims. The impact of the nonperformance risk adjustment on the fair value of these liabilities was a reduction of approximately $828.0 million and $753.0 million as of December 31, 2015 and 2014, respectively, with the change primarily due to the increases in observable credit spreads and an increase in the associated reserves.

UL and Variable Universal Life ("VUL"): Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.

Assumptions and Periodic Review

We have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In addition, during 2014 and 2015, we made two income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts are still in the first seven to nine policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal. Our experience for GMWBL contracts has recently become more credible; however, it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customers decisions on withdrawal will be influenced by their financial plans and needs, as well as by interest rate and market conditions over time, and by the availability and features of competing products.
We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for contracts in the CBVA segment. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are "in the money" are assumed to be less likely to lapse. Conversely, "out of the money" guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.
Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. Actual lapse rates that are lower than our lapse rate assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience may be higher than expected in these later years, and, as discussed above, future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary, based on additional information that becomes available. If actual lapse rates are significantly different from those assumed, this could have a significant effect on our reserve levels and related results of operations.

During the third quarter of 2015, 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs.

In our most recent annual review of assumptions related to our CBVA contracts in the third quarter of 2015, annual assumption changes and revisions to projection model inputs implemented resulted in a loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we have made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contractholders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility. Annual assumption changes and revisions to projection model inputs implemented during 2014 resulted in a gain of $102.3 million (excluding a gain of $37.9 million due to changes in the technique used to estimate nonperformance risk). This $102.3 million gain included a favorable $170.2 million resulting from policyholder behavior assumption changes partially offset by an unfavorable $40.5 million resulting from changes to mortality assumptions. The gain from policyholder behavior assumption changes was primarily due to an update to the utilization assumption on GMWBL contracts, partially offset by an unfavorable result from an update to lapse assumptions. The 2013 result included a loss of $185.3 million (excluding a gain of $144.6 million due to changes in the technique used to estimate nonperformance risk) due to annual assumption changes. This $185.3 million loss included an unfavorable $117.9 million resulting from changes to mortality assumptions and an unfavorable $85.5 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions.

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

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest.VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts we credit on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. URR relates to UL and VUL products and represents policy charges for benefits or services to be provided in future periods.

Collectively, we refer to DAC, VOBA, DSI and URR as "DAC/VOBA and other intangibles". See the Deferred Policy Acquisition Costs and Value of Business Acquired Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on DAC and VOBA.

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

These assumptions are "locked-in" at issue and not revised unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Recoverability testing is performed for current issue year products to determine if gross premiums are sufficient to cover DAC or VOBA, estimated benefits and related expenses. In subsequent periods, the recoverability of DAC and VOBA is determined by assessing whether future gross premiums are sufficient to amortize DAC or VOBA, as well as provide for expected future benefits and related expenses. If a premium deficiency is deemed to be present, charges will be applied against the DAC and VOBA balances before an additional reserve is established. Absent such a premium deficiency, variability in amortization after policy issuance or acquisition relates only to variability in premium volumes.

We amortize DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts, except for deferred annuity contracts within the CBVA segment, over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease. We amortize the DSI and URR over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC. For deferred annuity contracts within the CBVA segment, we amortize DAC/VOBA and DSI in relation to the emergence of estimated gross revenue.

For universal life-type contracts and fixed and variable deferred annuity contracts, including those in the CBVA segment, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles, estimated benefits and related expenses. In subsequent periods, we perform testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

Assumptions and Periodic Review

Changes in assumptions can have a significant impact on DAC/VOBA and other intangibles balances, amortization rates, reserve levels, and results of operations. Assumptions are management's best estimates of future outcome. We periodically review these assumptions against actual experience and, based on additional information that becomes available, update our assumptions. Deviation of emerging experience from our assumptions could have a significant effect on our DAC/VOBA and other intangibles, reserves, and the related results of operations.

•
One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. Our practice assumes that near-term and long-term increases or decreases in equity markets revert to the long-term appreciation in equity markets ("reversion to the mean"). We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

•
Another significant assumption used in the estimation of gross profits for certain products is mortality. We utilize a combination of actual and industry experience when setting our mortality assumptions, which are consistent with the assumptions used to calculate reserves for future policy benefits.

•
Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for applicable products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults.

•
Other significant assumptions include estimated policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions, and such assumptions require considerable judgment. Estimated gross revenues and gross profits for our variable annuity contracts are particularly sensitive to these assumptions.

We include the impact of the change in value of the embedded derivative associated with the FIA and IUL contracts in gross profits for purposes of determining DAC amortization. When performing loss recognition testing on the GMAB, GMWB and GMWBL contracts, we include the change in value of the associated embedded derivatives in gross profits. In addition, we utilize a hedge program to mitigate the exposure of our CBVA segment to adverse capital market results and economic downturns and seek to ensure that the required assets are available to satisfy future death and living benefit guarantees. In general, our variable annuity hedge program generates gains and losses that mitigate our exposure to these guarantees. As our hedging program does not explicitly hedge the U.S. GAAP liability, we typically experience "breakage", or a difference between the change in the U.S. GAAP liability and the change in the corresponding derivative instrument. We include the impact of our hedging activities supporting our death and living benefit guarantees in gross profits when performing loss recognition testing.

During the third quarter of 2015, 2014 and 2013, we conducted our annual review of assumptions, including projection model inputs, and made a number of changes to our assumptions which impacted our Ongoing Business segment results. During the third quarter of 2015, the impact of assumption changes resulted in a loss of $128.4 million, of which $82.0 million was included in Operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $46.4 million mainly reflects changes in FIA policyholder behavior and net unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses. During the third quarter of 2014, the impact of assumption changes resulted in a loss of $19.3 million, which was included in Operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The impact of assumption changes excluded from Operating earnings before income taxes for the Ongoing Business was immaterial. During the third quarter of 2013, the impact of assumption changes resulted in a gain of $94.4 million, of which $84.8 million was included in Operating earnings before income taxes and reflects net favorable DAC/VOBA and other intangibles unlocking.

In addition to the amounts above, gains of $25.1 million and $15.0 million in the third quarter of 2014 and 2013, respectively, resulted from changes in the projection model inputs related to the technique used to estimate nonperformance risk in our Ongoing Business segments. These gains are excluded from Operating earnings before income taxes.

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

($ in millions)	As of December 31, 2015
Decrease in long-term rate of return assumption by 100 basis points	$(225.5)
A change to the long-term interest rate assumption of -50 basis points	(61.7)
A change to the long-term interest rate assumption of +50 basis points	19.2
An assumed increase in future mortality by 1%	(23.2)
A one-time, 10% decrease in equity market values	(378.7)

In addition, in our CBVA segment, assumption changes relating to the rate of return on fixed income investments backing CBVA contracts can also have a significant effect on reported financial results. The following table shows the sensitivity of the results of operations before income taxes of the CBVA segment to changes in these assumptions:

($ in millions)	As of December 31, 2015
A change of -50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts	$(240.9)
A change of +50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts	227.8

We generally assume that the rate of return on fixed income investments backing CBVA contracts moves in a manner correlated with changes to our assumed long term rate of return. Furthermore, assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

Lower assumed equity rates of return, lower assumed interest rates, increased assumed future mortality and decreases in equity market values generally decrease DAC/VOBA and other intangibles and to increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC/VOBA and other intangibles and decrease future policy benefits, thus increasing income before income taxes.

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

Investments

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. We use a number of valuation sources to determine the fair values of our financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

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

When available, the estimated fair value of securities is based on quoted prices in active markets that are readily and regularly obtainable. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques. Inputs to these methodologies include, but are not limited to, market observable inputs such as benchmark yields, credit quality, issuer spreads, bids, offers and cash flow characteristics of the security. For privately placed bonds, we also consider such factors as the net worth of the borrower, value of the collateral, the capital structure of the borrower, the presence of guarantees, and the borrower's ability to compete in its relevant market. Valuations are reviewed and validated monthly by an internal valuation committee using price variance reports, comparisons to internal pricing models, back testing of recent trades, and monitoring of trading volumes, as appropriate.

The valuation of financial assets and liabilities involves considerable judgment, is subject to considerable variability, is established using management's best estimate, and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our results of operations. Financial markets are subject to significant movements in valuation and liquidity, which can impact our ability to liquidate and the selling price that can be realized for our securities.

Derivatives

Derivatives are carried at fair value, which is determined by using observable key financial data, such as yield curves, exchange rates, S&P 500 prices, LIBOR and Overnight Index Swap Rates ("OIS") or through values established by third-party sources, such as brokers. Valuations for our futures contracts are based on unadjusted quoted prices from an active exchange. Counterparty credit risk is considered and incorporated in our valuation process through counterparty credit rating requirements and monitoring of overall exposure. Our own credit risk is also considered and incorporated in our valuation process.

We have certain CDS and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants.

We also have investments in certain fixed maturities and have issued certain universal life-type and product features that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain annuity contracts, see the "Reserves for Future Policy Benefits" section.

In addition, we have entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives. The fair value of the embedded derivatives is based on the change in the fair value of the underlying assets held in the trust using the valuation methods and assumptions described for our investments held.

The valuation of derivatives involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, these assumptions used in such valuations can have a significant effect on the results of operations.

For additional information regarding the fair value of our investments and derivatives, see the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Impairments

We evaluate our available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, we give greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

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

We use the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we apply the same considerations utilized in our overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from our best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

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

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, we consider the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, we consider in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and our best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

•
We perform a discounted cash flow analysis comparing the current amortized cost of a security to the present value of future cash flows expected to be received, including estimated defaults and prepayments. The discount rate is generally the effective interest rate of the fixed maturity prior to impairment.

Mortgage loans on real estate are all commercial mortgage loans. If a mortgage loan is determined to be impaired (i.e., when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan's original purchase yield, or the fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure.

Impairment analysis of the investment portfolio involves considerable judgment, is subject to considerable variability, is established using management's best estimate and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such analysis can have a significant effect on the results of operations.

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

We have assessed whether it is more likely than not that the deferred tax assets will be realized in the future. In making this assessment, we considered the available sources of income and positive and negative evidence regarding our ability to generate sufficient taxable income to realize our deferred tax assets, which include net operating loss carryforwards ("NOLs"), capital loss carryforwards and tax credit carryforwards.

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

During the three months ended December 31, 2014, we experienced significant favorable developments, including continued strong results of operation of our Ongoing Business, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity reinsurance, entry into an Issue Resolution Agreement ("IA") with the Internal Revenue Service ("IRS") regarding the Internal Revenue Code ("IRC") Section 382 event (defined below) calculation and emergence from a cumulative loss to cumulative income in recent years. The IA with the IRS significantly reduced uncertainty in our ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 million loss from the sale of certain businesses and a $372.7 million loss from the immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represent significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of our deferred tax assets for our U.S. consolidated income tax group will be realized. This assessment was evidenced by our consideration of facts and circumstances (as noted above) and resulted in our conclusion that $1.62 billion of the deferred tax asset valuation allowance for our U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance was $1.83 billion. We determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the recognition of the temporary differences and NOL carryforwards related to the $1.83 billion valuation release in 2014, we considered our forecasts of future income using comparisons to historical results and actual and planned business and operational changes, which included assumptions about future macroeconomic and Company-specific conditions and events. We also subjected the forecasts to stresses (considering various adverse Company-specific and macroeconomic risks) of key assumptions and effectiveness of relevant prudent and feasible tax planning strategies. We ultimately limited our projections to amounts that were objectively verifiable. Our income forecasts coupled with our tax planning strategies resulted in sufficient taxable income to achieve realization of certain deferred tax assets (other than amounts for certain federal and state loss carryforwards, state temporary differences and certain tax credits prior to their expiration).

With the exception for changes in the deferred tax valuation allowance for state taxes, certain credits and for certain capital deferred tax assets, there was no change in the deferred tax valuation allowance for the year ended December 31, 2015. We continued to rely on objectively verifiable income and tax planning to support the remaining deferred tax assets. There was no significant new evidence in 2015 to warrant a change to the valuation allowance.

As of December 31, 2015, we have recognized $401.6 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Future changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

The deferred tax valuation allowance was approximately $1.0 billion as of December 31, 2015 and 2014. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of December 31, 2015, and 2014 we estimated that approximately $783 million, was related to federal net operating losses. The remaining balances were attributable to various items including state taxes and other deferred tax assets.

As of December 31, 2015, we had approximately $3.0 billion of federal net operating loss carryforwards, which expire as follows (the deferred tax asset and offsetting valuation allowances, if any, are also presented). The life ordinary loss is an SLDI-related loss, which is subject to certain restrictions.

($ in millions)
Expiration	Life Ordinary Loss	Non-Life Ordinary Losses	Life Capital Losses	Non-Life Capital Losses	Total Carryforward
2017	$—	$(3.2)	$—	$—	$(3.2)
2018	—	(5.3)	—	—	(5.3)
2019	—	(8.2)	—	—	(8.2)
2020	—	(24.9)	—	—	(24.9)
2021	—	(59.0)	—	—	(59.0)
2022	—	(7.2)	—	—	(7.2)
2023	—	(89.4)	—	—	(89.4)
2024	—	—	—	—	—
2025	—	(510.2)	—	—	(510.2)
2026	—	(355.0)	—	—	(355.0)
2027	—	(168.4)	—	—	(168.4)
2028	(43.6)	(214.2)	—	—	(257.8)
2029	—	(411.5)	—	—	(411.5)
2030	—	(379.2)	—	—	(379.2)
2031	—	(59.4)	—	—	(59.4)
2032	—	(130.7)	—	—	(130.7)
2033	—	(167.0)	—	—	(167.0)
2034	—	(351.1)	—	—	(351.1)
2035	—	(34.7)	—	—	(34.7)
Total losses	$(43.6)	$(2,978.6)	$—	$—	$(3,022.2)

Gross deferred tax asset	$15.3	$1,042.5	$—	$—	$1,057.8
Valuation allowance	15.3	767.8	—	—	783.1
Deferred tax asset on losses	$—	$274.7	$—	$—	$274.7

During the three months ended March 31, 2014, we had an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). The deferred tax asset and the valuation allowance did not change as a result of the IRC Section 382 event. As part of our participation in the IRS's Compliance Assurance Process ("CAP"), in December 2014, we entered into an IA with the IRS relating to the IRC Section 382 calculation of the annual limitation on the use of certain of the Company's federal tax attributes that will apply as a consequence of the Section 382 event. Under the IA, this annual limitation is estimated to be (i) for the 2014 to 2018 tax years, approximately $520.0 million per year, plus certain capital gains and (ii) for the 2019 and subsequent tax years, $450.0 million per year. To the extent the annual limitation is not met within any one year, the excess will be available in subsequent years. The annual limitation under the IA will apply to an amount estimated to be not greater than approximately $2.9 billion of the Company's federal tax attributes related to net operating losses and capital losses and approximately $270.0 million related to tax credits. As with IAs entered into under the CAP, the matters addressed by the IA may be revisited by the IRS in connection with a tax audit or other examination or inquiry of the Company's tax position.

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

For example, a reduction in the corporate tax rate would most likely result in a tax expense based on the fact that, as of December 31, 2015, we have a deferred tax asset. Conversely, an increase in the corporate tax rate would most likely result in an additional tax benefit.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies involve considerable judgments and are accrued if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on our best estimate of the ultimate outcome. Reserves are established reflecting management's best estimate, reviewed on a quarterly basis and revised as additional information becomes available. When a loss contingency is reasonably possible, but not probable, disclosure is made of our best estimate of possible loss, or the range of possible loss, or a statement is made that such an estimate cannot be made.

We are involved in threatened or pending lawsuits/arbitrations arising from the normal conduct of business. Due to the climate in insurance and business litigation/arbitration, suits against us sometimes include claims for substantial compensatory, consequential or punitive damages and other types of relief. Moreover, certain claims are asserted as class actions, purporting to represent a group of similarly situated individuals. It is not always possible to accurately estimate the outcome of such lawsuits/arbitrations. Therefore, changes to such estimates could be material. As facts and circumstances change, our estimates are revised accordingly. Our reserves reflect management's best estimate of the ultimate resolution.

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

The table below illustrates the breakdown of the net actuarial (gains) losses related to pension and other postretirement benefit obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized ($ in millions)	2015	2014	2013
Discount Rate	$(132.4)	$200.2	$(271.9)
Asset Returns	122.9	(42.4)	(119.9)
Mortality Table Assumptions	(32.3)	202.1	—
Demographic Data and other	(20.9)	12.8	(13.3)
Total Net Actuarial (Gain)/Loss Recognized	$(62.7)	$372.7	$(405.1)

For the year ended December 31, 2015, we increased our pension and other postretirement benefit plans discount rate by 0.45%, resulting in a decrease in our benefit obligations and a corresponding actuarial gain of $(132.4) million.  This increase in the discount rate was driven by an increase in corporate AA spreads of approximately 0.95%, offset by a decrease of approximately 0.50% in 30-year Treasury yields. For the year ended December 31, 2014, we decreased our pension and other postretirement benefit plans discount rate by 0.59%, resulting in an increase in our benefit obligation and a corresponding actuarial loss of $200.2 million. This decrease in the discount rate was driven by decreases in both 30-year Treasury yields and corporate AA spreads of approximately 0.11% and 0.48%, respectively

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 7.5% for 2015 and 2014. Our expected return on plan assets is calculated using 10-year forward looking assumptions based on the long term target asset allocation. In 2015, the actual return on our Retirement Plan assets was approximately 1.0%, resulting in an actuarial loss of $122.9 million. In 2014, the actual return on our Retirement Plan assets was approximately 11.7%, resulting in an actuarial gain of $(42.4) million.

The Society of Actuaries (“SOA”) finalized and released new mortality tables (RP-2014) in October 2014 that reflect improving life expectancies, which can be used in the valuations of pension and postretirement plans. In reviewing our own plans' mortality experience and the new tables produced by the SOA, we changed our assumption at December 31, 2014 from the RP-2000 blended table utilizing Scale AA to project mortality improvements to the RP-2014 White Collar table utilizing MP-2014 to project mortality improvements. The effect of this change increased our total benefit plan liability by approximately 9% for the year ended December 31, 2014. During calendar year 2015, the SOA released new mortality improvement projection scales (MP-2015) that projected a lower rate of mortality improvement than what was issued in 2014. This change lowered our total benefit liability by approximately 1.5% in 2015. Changes in mortality assumptions in 2015 and 2014 contributed $(32.3) million to the gains and $202.1 million to the losses, respectively.

During the fourth quarter of 2015, terminated, vested participants of the Retirement Plan were offered an opportunity to receive their retirement plan benefit as a lump sum payment or an annuity. The lump sum payments and related settlement were recorded in the fourth quarter of 2015 and are reflected in the Demographic Data and other line in the table above.
The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension and other postretirement benefit plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the Retirement Plan. The weighted average discount rates in 2015 for the net periodic benefit cost and benefit obligation were 4.36% and 4.81%, respectively.

As of December 31, 2015, the sensitivities of the effect of a change in the discount rate are as presented below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)	Increase (Decrease) in Net Periodic Benefit Cost-Other Postretirement Benefits(1)
Increase in discount rate by 100 basis points	$(240.2)	$(1.9)
Decrease in discount rate by 100 basis points	300.7	2.3
(1) Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

($ in millions)	Increase (Decrease) in Pension Benefit Obligation	Increase (Decrease) in Accumulated Postretirement Benefit Obligation
Increase in discount rate by 100 basis points	$(240.2)	$(1.9)
Decrease in discount rate by 100 basis points	300.7	2.3

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

The expected rate of return for 2015 was 7.5%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2015, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in actual rate of return by 100 basis points	$(16.3)
Decrease in actual rate of return by 100 basis points	16.3
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2015		December 31, 2014
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$67,733.4	76.5%	$69,910.3	77.0%
Fixed maturities, at fair value using the fair value option	3,226.6	3.6%	3,564.5	3.9%
Equity securities, available-for-sale	331.7	0.4%	271.8	0.3%
Short-term investments(1)	1,496.7	1.7%	1,711.4	1.9%
Mortgage loans on real estate	10,447.5	11.8%	9,794.1	10.8%
Policy loans	2,002.7	2.3%	2,104.0	2.3%
Limited partnerships/corporations	510.6	0.6%	363.2	0.4%
Derivatives	1,538.5	1.7%	1,819.6	2.0%
Other investments	91.6	0.1%	110.3	0.1%
Securities pledged	1,112.6	1.3%	1,184.6	1.3%
Total investments	$88,491.9	100.0%	$90,833.8	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,136.4	4.5%	$3,649.0	5.1%
U.S. Government agencies and authorities	309.8	0.4%	352.6	0.5%
State, municipalities and political subdivisions	1,337.8	1.9%	1,346.2	1.9%
U.S. corporate public securities	32,794.3	47.0%	33,616.0	46.6%
U.S. corporate private securities	6,527.5	9.3%	6,641.1	9.2%
Foreign corporate public securities and foreign governments(1)	8,129.1	11.6%	8,023.6	11.1%
Foreign corporate private securities(1)	7,252.5	10.4%	7,348.6	10.2%
Residential mortgage-backed securities	5,302.0	7.6%	5,860.5	8.1%
Commercial mortgage-backed securities	3,967.8	5.7%	4,092.6	5.7%
Other asset-backed securities	1,097.8	1.6%	1,142.4	1.6%
Total fixed maturities, including securities pledged	$69,855.0	100.0%	$72,072.6	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2014
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,279.0	4.8%	$3,904.0	5.2%
U.S. Government agencies and authorities	376.1	0.5%	435.9	0.6%
State, municipalities and political subdivisions	659.5	1.0%	694.4	0.9%
U.S. corporate public securities	31,415.6	45.7%	34,343.7	46.0%
U.S. corporate private securities	6,009.9	8.8%	6,397.1	8.7%
Foreign corporate public securities and foreign governments(1)	7,975.0	11.6%	8,389.2	11.2%
Foreign corporate private securities(1)	7,556.6	11.0%	8,055.0	10.8%
Residential mortgage-backed securities	5,972.7	8.7%	6,656.8	8.9%
Commercial mortgage-backed securities	3,916.3	5.7%	4,188.2	5.6%
Other asset-backed securities	1,538.1	2.2%	1,595.1	2.1%
Total fixed maturities, including securities pledged	$68,698.8	100.0%	$74,659.4	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2015, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

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

As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities, that have not yet been rated by the SVO as of each balance sheet date, such as private placements. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2015 and 2014, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2015 and 2014, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	352.6	—	—	—	—	—	352.6
State, municipalities and political subdivisions	1,294.2	49.8	1.0	—	0.1	1.1	1,346.2
U.S. corporate public securities	17,129.2	14,823.5	1,382.8	260.1	—	20.4	33,616.0
U.S. corporate private securities	3,179.0	3,148.7	247.8	60.8	4.8	—	6,641.1
Foreign corporate public securities and foreign governments(1)	4,018.2	3,355.2	620.3	25.5	2.6	1.8	8,023.6
Foreign corporate private securities(1)	904.6	6,116.8	290.5	35.0	—	1.7	7,348.6
Residential mortgage-backed securities	5,626.5	31.1	9.2	17.2	35.3	141.2	5,860.5
Commercial mortgage-backed securities	4,084.0	4.0	1.3	3.3	—	—	4,092.6
Other asset-backed securities	1,078.1	24.8	18.8	19.1	1.2	0.4	1,142.4
Total fixed maturities	$41,315.4	$27,553.9	$2,571.7	$421.0	$44.0	$166.6	$72,072.6
% of Fair Value	57.3%	38.2%	3.6%	0.6%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	435.9	—	—	—	—	—	435.9
State, municipalities and political subdivisions	682.1	10.7	1.6	—	—	—	694.4
U.S. corporate public securities	18,001.5	14,550.4	1,528.4	238.6	2.5	22.3	34,343.7
U.S. corporate private securities	2,542.5	3,544.5	286.4	18.4	5.3	—	6,397.1
Foreign corporate public securities and foreign governments(1)	3,993.5	3,922.8	453.8	19.1	—	—	8,389.2
Foreign corporate private securities(1)	1,008.7	6,758.6	242.1	36.6	—	9.0	8,055.0
Residential mortgage-backed securities	6,341.8	33.5	63.1	13.7	46.0	158.7	6,656.8
Commercial mortgage-backed securities	4,155.3	13.9	15.4	3.6	—	—	4,188.2
Other asset-backed securities	1,501.2	68.6	3.6	14.8	1.4	5.5	1,595.1
Total fixed maturities	$42,566.5	$28,903.0	$2,594.4	$344.8	$55.2	$195.5	$74,659.4
% of Fair Value	56.9%	38.7%	3.5%	0.5%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	349.4	3.2	—	—	—	352.6
State, municipalities and political subdivisions	163.3	832.7	298.2	49.8	2.2	1,346.2
U.S. corporate public securities	585.1	1,984.1	14,507.2	14,839.6	1,700.0	33,616.0
U.S. corporate private securities	297.7	226.3	2,479.1	3,397.4	240.6	6,641.1
Foreign corporate public securities and foreign governments(1)	121.5	1,201.0	2,709.1	3,341.8	650.2	8,023.6
Foreign corporate private securities(1)	—	21.8	1,144.0	5,895.8	287.0	7,348.6
Residential mortgage-backed securities	4,902.7	20.7	16.0	61.8	859.3	5,860.5
Commercial mortgage-backed securities	2,516.0	423.7	331.8	339.0	482.1	4,092.6
Other asset-backed securities	616.5	9.2	28.9	88.4	399.4	1,142.4
Total fixed maturities	$13,201.2	$4,722.7	$21,514.3	$28,013.6	$4,620.8	$72,072.6
% of Fair Value	18.3%	6.6%	29.9%	38.8%	6.4%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2014
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,904.0	$—	$—	$—	$—	$3,904.0
U.S. Government agencies and authorities	432.5	—	3.4	—	—	435.9
State, municipalities and political subdivisions	88.2	451.8	142.1	10.7	1.6	694.4
U.S. corporate public securities	430.4	1,977.9	15,538.6	14,557.9	1,838.9	34,343.7
U.S. corporate private securities	393.8	241.5	1,963.9	3,654.7	143.2	6,397.1
Foreign corporate public securities and foreign governments(1)	125.8	1,383.5	2,500.7	3,906.2	473.0	8,389.2
Foreign corporate private securities(1)	—	53.2	1,241.7	6,474.3	285.8	8,055.0
Residential mortgage-backed securities	5,434.1	30.0	31.0	94.6	1,067.1	6,656.8
Commercial mortgage-backed securities	2,235.3	515.0	474.1	350.6	613.2	4,188.2
Other asset-backed securities	930.2	36.1	99.2	43.5	486.1	1,595.1
Total fixed maturities	$13,974.3	$4,689.0	$21,994.7	$29,092.5	$4,908.9	$74,659.4
% of Fair Value	18.7%	6.3%	29.5%	38.9%	6.6%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $1,254.5 million from $323.6 million to $1,578.1 million for the year ended December 31, 2015. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $812.9 million from $1,136.5 million to $323.6 million for the year ended December 31, 2014. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of December 31, 2015, we held nineteen fixed maturities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturities equaled $239.0 million, or 15.1% of the total unrealized losses. As of December 31, 2014, we held one fixed maturity with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity equaled $10.5 million, or 3.2% of the total unrealized losses.

As of December 31, 2015 we held $7.3 billion of energy sector fixed maturity securities, constituting 10.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $668.1 million, including thirteen energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturity securities equaled $163.7 million. As of December 31, 2015, our fixed maturity exposure to the energy sector is comprised of 92.0% investment grade securities.

As of December 31, 2014, we held $8.7 billion of energy sector fixed maturity securities, constituting 11.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $112.5 million. None of the energy sector fixed maturity securities were in an unrealized capital loss position in excess of $10.0 million

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2015			December 31, 2014
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,675.9	$2,511.6	34.3%	$2,477.2	$2,711.9	31.3%
Integrated Energy	1,735.5	1,687.5	23.0%	2,054.9	2,138.3	24.7%
Independent Energy	1,749.0	1,586.6	21.6%	1,764.9	1,851.7	21.4%
Oil Field Services	1,301.6	1,144.4	15.6%	1,604.4	1,606.0	18.5%
Refining	409.5	401.2	5.5%	320.8	351.5	4.1%
Total	$7,871.5	$7,331.3	100.0%	$8,222.2	$8,659.4	100.0%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments (excluding Consolidated Investment Entities - Other-Than-Temporary Impairments section in Part II, Item 7. of this Annual Report on Form 10-K for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on unrealized capital losses.

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

 The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2015			December 31, 2014
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,930.4	$3,365.3	94.6%	$2,961.9	$3,475.4	93.9%
2	0.9	1.0	—%	1.2	1.2	—%
3	0.7	4.4	0.1%	2.6	8.8	0.2%
4	6.4	8.9	0.3%	7.5	13.5	0.4%
5	24.7	34.9	1.0%	33.0	45.9	1.2%
6	85.3	141.2	4.0%	93.0	158.7	4.3%
Total	$3,048.4	$3,555.7	100.0%	$3,099.2	$3,703.5	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2015			December 31, 2014
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$28,784.5	$352.5	$224.6	$27,990.8	$463.1	$422.2

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2015			December 31, 2014
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$833.8	$1,116.5	31.4%	$944.7	$1,273.3	34.4%
Interest Only (IO)	264.6	283.4	8.0%	289.9	317.2	8.6%
Inverse IO	1,471.3	1,664.3	46.8%	1,359.8	1,595.3	43.0%
Principal Only (PO)	446.8	458.2	12.9%	465.4	475.6	12.8%
Floater	28.1	28.4	0.8%	34.8	36.1	1.0%
Other	3.8	4.9	0.1%	4.6	6.0	0.2%
Total	$3,048.4	$3,555.7	100.0%	$3,099.2	$3,703.5	100.0%

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

For the year ended December 31, 2015, the market value of our CMO-B portfolio decreased due to modest spread widening within the sector and as paydowns and maturities exceeded new purchase activity.  Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Net investment income (loss)	$737.9	$757.1	$791.6
Net realized capital gains (losses)(1)	(474.7)	(280.1)	(555.9)
Total income (pre-tax)	$263.2	$477.0	$235.7
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2015	2014	2013
Operating earnings before income taxes	$284.6	$283.6	$324.1
Realized gains/losses including OTTI	5.0	5.4	(1.1)
Fair value adjustments	(26.4)	188.0	(87.3)
Non-operating income	$(21.4)	$193.4	$(88.4)
Income before income taxes	$263.2	$477.0	$235.7

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $461.2 million, $428.6 million and $13.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $549.1 million, $512.6 million and $16.2 million, respectively, representing 0.7% of total fixed maturities, including securities pledged, based on fair value.
The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	91.4%	AAA	—%	2007	30.0%
	2	4.2%	AA	1.4%	2006	26.4%
	3	2.5%	A	3.6%	2005 and prior	43.6%
	4	1.5%	BBB	8.0%		100.0%
	5	0.3%	BB and below	87.0%
	6	0.1%		100.0%
		100.0%
December 31, 2014
	1	86.8%	AAA	0.1%	2007	30.3%
	2	8.6%	AA	0.4%	2006	27.7%
	3	0.6%	A	4.5%	2005 and prior	42.0%
	4	2.7%	BBB	3.9%		100.0%
	5	0.3%	BB and below	91.1%
	6	1.0%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $332.0 million, $283.3 million and $4.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $408.7 million, $351.7 million and $4.9 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	96.1%	AAA	—%	2007	23.2%
	2	2.0%	AA	0.1%	2006	34.0%
	3	1.0%	A	0.8%	2005 and prior	42.8%
	4	0.1%	BBB	2.7%		100.0%
	5	0.1%	BB and below	96.4%
	6	0.7%		100.0%
		100.0%
December 31, 2014
	1	87.6%	AAA	—%	2007	22.6%
	2	3.8%	AA	—%	2006	33.9%
	3	6.2%	A	0.7%	2005 and prior	43.5%
	4	1.4%	BBB	3.1%		100.0%
	5	—%	BB and below	96.2%
	6	1.0%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In 2015, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. In addition, a robust environment for property refinancing has continued to be supportive of improving credit performance metrics throughout the year. The new issue market for CMBS has been a meaningful contributor to the refinance environment. While spread performance in the second half of the year ended December 31, 2015 is characterized as volatile, it has steadily continued its recovery from the credit crisis. In terms of aggregate primary issuance volume, 2015 represents another new post crisis high.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	99.8%	AAA	61.4%	2015	18.3%
	2	0.1%	AA	10.4%	2014	18.1%
	3	—	A	8.1%	2013	13.6%
	4	0.1%	BBB	8.3%	2012	0.5%
	5	—	BB and below	11.8%	2011	1.1%
	6	—%		100.0%	2010	0.4%
		100.0%			2009 and prior	48.0%
						100.0%

December 31, 2014
	1	99.2%	AAA	53.4%	2014	15.3%
	2	0.3%	AA	12.3%	2013	12.3%
	3	0.4%	A	11.3%	2012	0.3%
	4	0.1%	BBB	8.4%	2011	0.2%
	5	—%	BB and below	14.6%	2010	0.3%
	6	—%		100.0%	2009	—%
		100.0%			2008 and prior	71.6%
						100.0%

As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $702.8 million, $691.4 million and $2.1 million, respectively. As of December 31, 2014, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1.1 billion, $1.0 billion and $1.8 million, respectively.

As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.1%, 1.4% and 17.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2014, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 57.6%, 6.0% and 17.1%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2015
	1	95.5%	AAA	87.7%	2015	13.2%
	2	1.8%	AA	0.4%	2014	20.3%
	3	1.0%	A	1.9%	2013	8.2%
	4	1.7%	BBB	7.4%	2012	5.1%
	5	—%	BB and below	2.6%	2011	—
	6	—%		100.0%	2010	1.8%
		100.0%			2009 and prior	51.4%
						100.0%

December 31, 2014
	1	97.9%	AAA	87.6%	2014	19.1%
	2	2.1%	AA	3.2%	2013	10.7%
	3	—%	A	7.1%	2012	12.3%
	4	—%	BBB	2.1%	2011	3.1%
	5	—%	BB and below	—%	2010	1.9%
	6	—%		100.0%	2009	1.0%
		100.0%			2008 and prior	51.9%
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

As of December 31, 2015 and 2014, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 and 2.0 times, and a weighted average LTV ratio of 60.0% and 59.9%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2015
Loan-to-Value Ratios:
0% - 50%	$1,279.4	$68.5	$23.0	$10.2	$6.9	$1,388.0	13.3%
>50% - 60%	2,159.1	288.0	126.1	81.4	39.5	2,694.1	25.8%
>60% - 70%	4,403.5	868.4	281.4	46.0	70.9	5,670.2	54.2%
>70% - 80%	270.1	264.6	107.9	14.1	22.9	679.6	6.5%
>80% and above	—	—	11.9	6.9	—	18.8	0.2%
Total	$8,112.1	$1,489.5	$550.3	$158.6	$140.2	$10,450.7	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2014
Loan-to-Value Ratios:
0% - 50%	$1,226.9	$150.5	$31.3	$51.9	$—	$1,460.6	14.9%
>50% - 60%	1,738.9	145.7	196.3	180.7	—	2,261.6	23.1%
>60% - 70%	4,058.3	783.4	532.8	124.3	16.0	5,514.8	56.3%
>70% - 80%	72.1	304.8	144.4	20.0	—	541.3	5.5%
>80% and above	—	7.7	1.9	9.0	—	18.6	0.2%
Total	$7,096.2	$1,392.1	$906.7	$385.9	$16.0	$9,796.9	100.0%
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

For the year ended December 31, 2015, we recorded $15.0 million of credit related OTTI of which the primary contributor was $8.8 million of write-downs recorded in the RMBS Non-Agency sector and the Foreign Government and Public sector. For the year ended December 31, 2015, we recorded $102.0 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

The United States and European Union continue to maintain sanctions against select Russian businesses in response to the ongoing conflict in eastern Ukraine. We remain comfortable with our aggregate Russian exposure given its relatively small allocation in our total investment portfolio.

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

 As of December 31, 2015, we had $655.2 million of exposure to peripheral Europe, which consisted of a broadly diversified portfolio of credit-related investments primarily in the industrial and utility sectors. We did not have any fixed maturities or equity securities exposure to European sovereigns based in peripheral Europe. Peripheral European exposure included non-sovereign exposure in Ireland of $182.1 million, Italy of $290.1 million, Portugal of $10.2 million, and Spain of $172.8 million. We did not have any exposure to Greece. As of December 31, 2015, we did not have any exposure to derivative assets within the financial institutions based in peripheral Europe. For purposes of calculating the derivative assets exposure, we have aggregated exposure to single name and portfolio product CDS, as well as non-CDS derivative exposure for which it either has counterparty or direct credit exposure to a company whose country of risk is in scope.

Among the remaining $8,000.9 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2015 our sovereign exposure was $224.4 million, which consisted of fixed maturities. We also had $1,090.8 million in net exposure to non-peripheral financial institutions with a concentration in Switzerland of $270.9 million and the United Kingdom of $368.5 million. The balance of $6,685.7 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,385.5 million, we had significant non-peripheral European total country exposures in the Netherlands of $1,066.8 million, in Belgium of $302.3 million, in France of $690.0 million, in Germany of $740.1 million and in Switzerland of $923.8 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

The following table summarizes our European exposures at fair value and amortized cost as of December 31, 2015:

	Fixed Maturities and Equity Securities						Derivative Assets
($ in millions)	Sovereign	Financial Institutions	Non-Financial Institutions	Total (Fair Value)	Total (Amortized Cost)	Loan and Receivables Sovereign (Amortized Cost)	Sovereign	Financial Institutions	Non-Financial Institutions	Less: Margin & Collateral	Total (Fair Value)	Net Non-US Funded(1)
Ireland	$—	$—	$180.9	$180.9	$166.4	$—	$—	$—	$1.2	$—	$1.2	$182.1
Italy	—	—	290.1	290.1	282.5	—	—	—	—	—	—	290.1
Portugal	—	—	10.2	10.2	8.3	—	—	—	—	—	—	10.2
Spain	—	—	172.8	172.8	155.5	—	—	—	—	—	—	172.8
Total Peripheral Europe	$—	$—	$654.0	$654.0	$612.7	$—	$—	$—	$1.2	$—	$1.2	$655.2

Belgium	$36.5	$—	$265.8	$302.3	$264.8	$—	$—	$—	$—	$—	$—	$302.3
Croatia	27.4	—	—	27.4	25.7	—	—	—	—	—	—	27.4
Czech Republic	—	—	10.5	10.5	10.0	—	—	—	—	—	—	10.5
Denmark	—	—	116.4	116.4	115.7	—	—	—	—	—	—	116.4
Finland	—	—	17.4	17.4	17.0	—	—	—	—	—	—	17.4
France	—	145.3	452.4	597.7	572.9	—	—	283.4	—	191.1	92.3	690.0
Germany	—	25.0	715.1	740.1	729.8	—	—	17.7	—	17.7	—	740.1
Kazakhstan	43.5	1.1	21.0	65.6	66.5	—	—	—	—	—	—	65.6
Latvia	4.7	—	—	4.7	4.5	—	—	—	—	—	—	4.7
Lithuania	33.9	—	—	33.9	30.2	—	—	—	—	—	—	33.9
Luxembourg	—	—	6.2	6.2	6.2	—	—	—	—	—	—	6.2
Netherlands	—	149.7	917.1	1,066.8	1,045.2	—	—	4.8	—	4.8	—	1,066.8
Norway	—	—	266.1	266.1	263.4	—	—	—	—	—	—	266.1
Russian Federation	55.6	5.0	87.3	147.9	141.4	—	—	—	—	—	—	147.9
Slovakia	5.5	—	—	5.5	5.0	—	—	—	—	—	—	5.5
Sweden	—	33.0	81.8	114.8	109.3	—	—	—	—	—	—	114.8
Switzerland	—	267.4	651.7	919.1	879.1	—	—	3.5	1.2	—	4.7	923.8
Turkey	17.3	—	58.7	76.0	76.3	—	—	—	—	—	—	76.0
United Kingdom	—	339.5	3,017.0	3,356.5	3,295.6	—	—	313.6	—	284.6	29.0	3,385.5
Total Non-Peripheral Europe	224.4	966.0	6,684.5	7,874.9	7,658.6	—	—	623.0	1.2	498.2	126.0	8,000.9
Total Europe	$224.4	$966.0	$7,338.5	$8,528.9	$8,271.3	$—	$—	$623.0	$2.4	$498.2	$127.2	$8,656.1
(1) Represents: (i) fixed maturities and equity securities at fair value, including securities pledged; (ii) loan and receivables sovereign at amortized cost; and (iii) derivative assets at fair value including securities pledged.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized loan obligations ("CLO entities"), private equity funds, single strategy hedge funds, registered investment companies, insurance entities, securitizations and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities ("VIEs") or voting interest entities ("VOEs"), and we evaluate our involvement with each entity to determine whether consolidation is required.

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The provisions of ASU 2015-02 are effective for the Company on January 1, 2016 with either a retrospective or modified retrospective approach required. See Business, Basis of Presentation and Significant Accounting Policies in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for estimated impact of future adoption of this accounting pronouncement.

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $722.8 million and $694.4 million as of December 31, 2015 and 2014, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

Fair Value Measurement

Upon consolidation of CLO entities, we elected to apply the FVO for financial assets and financial liabilities held by these entities and have continued to measure these assets (primarily corporate loans) and liabilities (debt obligations issued by CLO entities) at fair value in subsequent periods. We have elected the FVO to more closely align the accounting with the economics of the transactions and allow us to more effectively reflect changes in the fair value of CLO assets with a commensurate change in the fair value of CLO liabilities.

Investments held by consolidated private equity funds and single strategy hedge funds are reported at fair value in our Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in our Consolidated Statements of Operations.

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

We manage or hold investments in certain private equity funds and hedge funds. With these entities, we serve as the investment manager and are entitled to receive investment management fees and contingent performance fees that are generally expected to be insignificant. Although we have the power to direct the activities that significantly impact the economic performance of the funds, we do not hold a significant variable interest in any of these funds and, as such, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Accordingly, we are not considered the primary beneficiary and did not consolidate any of these investment funds.

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

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Through our investments, we are not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. We, through our investments or other arrangements, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding the carrying amounts and classifications of these assets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk, and credit risk. We do not have material market risk exposure to "trading" activities in our Consolidated Financial Statements.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve, reflecting changes in either credit spreads or risk-free rates. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2015 and 2014. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$72,072.6	$(5,072.9)	$5,575.1
Commercial mortgage and other loans	—	10,881.4	(583.2)	637.9
Derivatives:
Interest rate swaps, caps, forwards	66,244.8	767.1	(570.3)	769.6
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	56,884.4	(4,010.3)	4,961.2
Funding agreements with fixed maturities and GICs	—	1,463.1	(40.1)	41.7
Supplementary contracts and immediate annuities	—	3,162.8	(180.7)	203.2
Long-term debt	—	3,772.7	(221.9)	249.3
Embedded derivatives on reinsurance	—	25.2	(114.9)	133.5
Guaranteed benefit derivatives(3):
FIA(4)	—	1,820.1	143.5	(144.1)
IUL	—	52.6	3.0	(2.9)
GMAB / GMWB / GMWBL	—	1,873.5	(714.9)	917.8
Stabilizer and MCGs	—	161.3	(99.6)	160.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.
(4) As part of our annual unlocking of assumptions, the calculation of the FIA reserve was modified to more closely align projections of future option budgets with projected interest rates. As a result, the FIA reserve will react differently to changes in interest rates such that increases to the interest rates will lead to increases in reserves.

	As of December 31, 2014
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$74,659.4	$(5,254.0)	$5,737.5
Commercial mortgage and other loans	—	10,286.6	(529.0)	562.7
Derivatives:
Interest rate swaps, caps, forwards	67,776.4	648.4	(580.1)	830.1
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	55,112.4	(3,285.7)	4,785.0
Funding agreements with fixed maturities and GICs	—	1,564.8	(56.9)	59.3
Supplementary contracts and immediate annuities	—	2,706.2	(135.0)	166.4
Long-term debt	—	3,875.4	(255.3)	287.8
Embedded derivatives on reinsurance	—	139.6	(141.6)	163.2
Guaranteed benefit derivatives(3):
FIA	—	1,970.0	(102.9)	106.0
IUL	—	—	—	—
GMAB / GMWB / GMWBL	—	1,527.7	(736.6)	968.1
Stabilizer and MCGs	—	102.9	(75.3)	129.9

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2015, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,912.4	$1,116.1	$1,057.4	$721.1	$710.4	$907.0	$6,424.4
1.01% - 2.00%	1,853.7	442.6	428.9	106.7	30.7	79.8	2,942.4
2.01% - 3.00%	17,533.3	634.4	497.6	177.9	40.4	110.0	18,993.6
3.01% - 4.00%	12,196.8	581.4	708.3	0.9	—	0.1	13,487.5
4.01% and Above	3,373.6	114.5	0.5	0.9	—	0.1	3,489.6
Renewable beyond 12 months (MYGA) (2)	1,892.8	—	—	—	—	—	1,892.8
Total discretionary rate setting products	$38,762.6	$2,889.0	$2,692.7	$1,007.5	$781.5	$1,097.0	$47,230.3

Percentage of Total	82.1%	6.1%	5.7%	2.1%	1.7%	2.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGAs contracts with renewal dates after December 31, 2016 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our variable products, Fixed-Indexed Annuity ("FIA") products, indexed universal life ("IUL") insurance products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products include variable annuity contracts and variable life insurance.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2015 and 2014. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$331.7	$24.4	$(24.4)
Limited liability partnerships/corporations	—	510.6	31.6	(31.6)
Derivatives:
Equity futures and total return swaps(2)	10,835.8	42.8	(675.5)	678.4
Equity options	8,902.6	177.6	15.3	30.1
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,820.1	129.3	(108.7)
IUL	—	52.6	26.9	(19.1)
GMAB / GMWB/ GMWBL	—	1,873.5	(241.2)	287.6
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

	As of December 31, 2014
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available for sale	$—	$271.8	$18.4	$(18.4)
Limited liability partnerships/corporations	—	363.2	22.1	(22.1)
Derivatives:
Equity futures and total return swaps(2)	8,722.0	94.0	(725.3)	725.3
Equity options	12,443.7	179.2	(41.2)	3.8
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,970.0	98.7	(181.1)
IUL	—	—	—	—
GMAB / GMWB/ GMWBL	—	1,527.7	(185.8)	256.5
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

The NAR for Guaranteed Income Minimum Benefits ("GMIB") and Guaranteed Minimum Withdrawal Benefits for Life ("GMWBL") is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. It assumes that all policyholders exercise their benefit immediately, even if they have not yet attained the first exercise date shown in their contracts, and that there are no future lapses. The NAR assumes utilization of benefits by all customers as of the date indicated. This hypothetical immediate exercise of the benefit means that the customers give up any future increase in the guaranteed benefit that might accrue if they were to delay exercise to a later date. The discount rates used in the GMIB NAR methodology grade from current U.S. Treasury rates plus a spread to long-term best estimates over fifteen years. The GMWBL NAR methodology uses current swap rates. The discounting for GMWBL and GMIB NAR was developed to be consistent with the methodology for the establishment of U.S. GAAP reserves.

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

Similarly, most of our GMWBL contracts are still in the first seven to nine policy years, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, like our GMIB contracts, many of our GMWBL contracts contain significant incentives to delay withdrawal. We expect customer decisions on annuitization and withdrawal will be influenced by customers' financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products. If emerging experience deviates from our assumptions on either GMIB annuitization or GMWBL withdrawal, we could experience gains or losses and a significant decrease or increase to reserve and capital requirements.

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of December 31, 2015.

	As of December 31, 2015
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$35,524	$6,655	$6,152	57%		26%
Living Benefit
GMIB	$11,680	$3,044	$3,044	84%		24%
GMWBL	14,128	2,106	2,106	63%		20%
GMAB/GMWB	631	19	19	15%		19%
Living Benefit Total	$26,439	$5,169	$5,169	73%	(4)	22%	(5)
(1) Account value excludes $3.0 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2014 was 61%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2014 was 18%.

As of the date indicated above, compared to $5.2 billion of NAR, we held gross statutory reserves before reinsurance of $4.1 billion for living benefit guarantees; of this amount, $4.0 billion was ceded to Security Life of Denver International Limited, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3.3 billion as of December 31, 2015.

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

The objective of the Variable Annuity Guarantee Hedge Program is to offset changes in equity market returns for most minimum guaranteed death benefits and all guaranteed living benefits, while also providing interest rate protection for certain minimum guaranteed living benefits. We hedge the equity market exposure using a hedge target set using market consistent valuation techniques for all guaranteed living benefits and most death benefits. We also hedge a portion of the interest rate risk in our GMWB/GMAB/GMWBL blocks using a market consistent valuation hedge target. The Variable Annuity Guarantee Hedge Program does not hedge interest rate risks for our GMIB or GMDB. However, interest rate risk is fully hedged to our targets with inclusion of the Variable Annuity Capital Hedge Overlay ("CHO") Program, which is discussed below. These hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.

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

Variance swaps and equity options were used to mitigate the impact of changes in equity volatility on the economic liabilities associated with certain minimum guaranteed living benefits. In the second quarter of 2015, we chose to cease this program because of the limited benefit of it covering a small block of business.

Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies. Rebalancing is performed based on pre-determined notional exposures to the specific currencies.

Variable Annuity CHO Program

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

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on December 31, 2015 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOC's to meet regulatory requirements in our Arizona captive even when capital requirements may be met in aggregate without LOC's. We assess and determine appropriate capital use in various scenarios including a combination of LOC's and available assets.

	As of December 31, 2015
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,600)	$(2,050)	$(700)	$650	$1,750	$2,600	$(950)	$700
Hedge gain/(loss) immediate impact	2,450	1,350	400	(450)	(1,150)	(1,700)	700	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	500	(500)
Increase/(decrease) in LOCs and/or available assets	1,150	700	300	—	—	—	—	350
Net impact	$—	$—	$—	$200	$600	$900	$250	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2015 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

As stated above, the primary focus of the hedge program is to protect regulatory and rating agency capital from market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder behavior), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, could also cause our hedge program to not realize its key objective of protecting both regulatory and rating agency capital from market movements.

For Voya Insurance and Annuity Company ("VIAC"), a wholly-owned subsidiary of the Company, our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) increased by approximately $300 million for the year ended December 31, 2015. In addition, there was approximately no equity market change in AG43 reserves in excess of reserves for cash surrender value for the year ended December 31, 2015. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on December 31, 2015 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of December 31, 2015
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$400	$250	$50	$(150)	$(250)	$(350)	$(400)	$250

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following December 31, 2015 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Hedging of FIA and IUL Benefits

We mitigate FIA and IUL market risk exposures through a combination of capital market hedging and product design. For FIAs, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the interest rate benchmark. For IULs, these risks stem from the interest credits paid to policy owners based on exposure to various stock market indices. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates and index caps. Future returns, which may be reflected in FIA and IUL credited rates beyond the current policy term, are not hedged until such time that policyholder selections of future crediting strategies have been made.

Call options for FIAs and IUL contracts and futures contracts for FIAs are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA and IUL contracts. The call options and futures contracts offset this increased expense.

Interest rate swaptions are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate swaptions offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $72.4 billion and $74.9 billion as of December 31, 2015 and 2014, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2015:

($ in millions)			Financial Strength Rating		Credit Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
Hannover RE Group	$2,480	88%			AA-	NR(2)
Hannover Life Reassurance Co of America			AA-	NR(2)
Hannover Re (Ireland) Ltd			AA-	NR(2)
Lincoln National Corp	1,849	96%			A-	Baa1
Lincoln Life & Annuity Company of New York			AA-	A1
Lincoln National Life Insurance Co			AA-	A1
Reinsurance Group of America Inc	1,297	88%			A-	Baa1
RGA Reinsurance Company			AA-	A1
Prudential Plc (U.K.)	534	59%			A+	A2
Jackson National Life Insurance Co			AA	A1
Scottish Re Group Ltd	289	92%			NR(2)	NR(2)
Ballantyne Re Plc			NR(2)	NR(2)
Scottish Re (US) Inc			NR(2)	NR(2)
Scottish Re Life (Bermuda) Ltd			NR(2)	NR(2)
Scottish Re Life Corp			NR(2)	NR(2)
Enstar Group Limited	268	98%			BBB-	NR(2
Clarendon National Insurance Co			NR(2)	NR(2)
Fitzwilliam Insurance Ltd			NR(2)	NR(2)
Swiss Re Ltd	215	0%			AA-	Aa3
Westport Insurance Corp			AA-	A1
Swiss Re Life & Health America Inc			AA-	Aa3
Assurant Inc	191	3%			BBB+	Baa2
Union Security Insurance Co			A-	A3
Union Security Life Insurance Co of New York			NR(2)	NR(2)
Aegon N.V.	124	0%			A-	A3
Transamerica Financial Life Insurance Co			AA-	A1
Transamerica Life Insurance Co			AA-	A1
Humana Inc	41	0%			BBB+	Baa3
Kanawha Insurance Co			BBB	NR(2)
All Other Reinsurers	366	11%
Total	$7,654	79%

(1)
Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

(2)	Not rated.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2015, no allowance for uncollectible amounts was recorded.

The following tables summarize the outstanding notional amount by contract type of exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2015 and 2014:

	As of December 31, 2015
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$4,266.3	$4,266.3
Equity Contracts	7,703.5	12,034.9	19,738.4
Foreign Exchange Contracts	—	1,456.6	1,456.6
Interest Rate Contracts	9,099.2	57,145.6	66,244.8
Total	$16,802.7	$74,903.4	$91,706.1

	As of December 31, 2014
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$4,221.0	$4,221.0
Equity Contracts	7,589.6	13,576.1	21,165.7
Foreign Exchange Contracts	—	1,547.8	1,547.8
Interest Rate Contracts	—	67,776.4	67,776.4
Total	$7,589.6	$87,121.3	$94,710.9

The following table summarizes our exposure by counterparty, including notional amount, fair value and the net exposure as of dates indicated, demonstrating that we do not have a concentration of credit risk with our OTC derivative counterparties, which includes cleared derivative counterparties:

	As of December 31, 2015
	Concentration of OTC Derivative Counterparty
($ in millions, unless otherwise specified)	Notional Amount	Asset Fair Value	Liability Fair Value	OTC Derivative Exposure(1)
OTC Derivative Counterparty
BNP Paribas	$7,694.7	$233.6	$50.5	$63.7
Citibank, N.A.	2,839.2	68.0	21.5	19.5
Goldman Sachs International	9,524.0	167.8	47.7	16.3
Societe Generale	4,307.5	123.4	41.0	15.4
HSBC Bank USA, National Association	1,067.9	28.7	14.5	14.1
Credit Agricole Corporate and Investment Bank	682.0	13.3	0.1	13.2
Bank of America, N.A.	1,579.6	12.1	2.0	10.1
JP Morgan Chase Bank, N.A.	2,647.7	43.2	27.3	9.7
Credit Suisse International	4,065.4	161.9	36.1	8.0
Morgan Stanley Capital Services LLC	3,683.1	73.1	13.6	6.0
Barclays Bank, PLC	1,814.5	29.8	19.8	4.8
The Royal Bank of Scotland PLC	438.2	57.8	—	3.2
Morgan Stanley & Co. LLC (CME)	23,015.5	340.3	167.0	3.1
UBS AG	695.2	2.3	—	2.3
Wells Fargo Bank, N.A.	3,359.7	52.4	7.9	1.9
All Other OTC Counterparties	7,489.2	73.2	24.7	3.0
Total	$74,903.4	$1,480.9	$473.7	$194.3

(1)
Represents net exposure after offsetting derivative assets and liabilities of the same counterparty under enforceable netting agreements and netting of collateral received and posted on a counterparty basis under CSAs.

The following table summarizes the maturities, associated notional, and fair value of our exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2015:

	As of December 31, 2015
	Volume of Derivative Activities
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Net Fair Value
By Maturity
OTC Contracts:
Within 1 Year	$18,671.9	$174.7	$54.4	$120.3
1 Year to 5 Years	29,400.4	429.7	201.6	228.1
5 Years to 10 Years	15,930.2	202.2	104.9	97.3
10 Years and longer	10,900.9	674.3	112.8	561.5
Total OTC Contracts	74,903.4	1,480.9	473.7	1,007.2
Exchange Traded Contracts	16,802.7	57.6	13.8	43.8
Total Derivatives	$91,706.1	$1,538.5	$487.5	$1,051.0

During 2015, net cash settlements under OTC contracts (including cleared derivatives) were $37.1 million paid and net cash settlements for exchange traded derivatives were $225.1 million paid. Net realized gains/(losses) on derivatives for the year ended December 31, 2015, were $126.4 million and $(277.7) million for OTC contracts (including cleared derivatives) and exchange traded contracts, respectively.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voya Financial, Inc. at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2016

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	As of December 31,
	2015	2014
Assets:		(As Adjusted)
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,546.3 as of 2015 and $64,045.0 as of 2014)	$67,733.4	$69,910.3
Fixed maturities, at fair value using the fair value option	3,226.6	3,564.5
Equity securities, available-for-sale, at fair value (cost of $300.4 as of 2015 and $242.0 as of 2014)	331.7	271.8
Short-term investments	1,496.7	1,711.4
Mortgage loans on real estate, net of valuation allowance of $3.2 as of 2015 and $2.8 as of 2014	10,447.5	9,794.1
Policy loans	2,002.7	2,104.0
Limited partnerships/corporations	510.6	363.2
Derivatives	1,538.5	1,819.6
Other investments	91.6	110.3
Securities pledged (amortized cost of $1,082.1 as of 2015 and $1,089.3 as of 2014)	1,112.6	1,184.6
Total investments	88,491.9	90,833.8
Cash and cash equivalents	2,512.7	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	660.0	827.0
Accrued investment income	899.0	891.7
Reinsurance recoverable	7,653.7	7,116.9
Deferred policy acquisition costs and Value of business acquired	5,370.1	4,570.9
Sales inducements to contract holders	263.3	253.6
Deferred income taxes	2,214.8	1,299.9
Goodwill and other intangible assets	250.8	284.4
Other assets	940.4	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	4,973.7	3,727.3
Cash and cash equivalents	467.6	710.4
Corporate loans, at fair value using the fair value option	6,882.5	6,793.1
Other assets	154.3	92.4
Assets held in separate accounts	96,514.8	106,007.8
Total assets	$218,249.6	$226,930.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	As of December 31,
	2015	2014
		(As Adjusted)
Liabilities and Shareholders' Equity:
Future policy benefits	$19,508.0	$15,632.2
Contract owner account balances	68,664.1	69,319.5
Payables under securities loan agreement, including collateral held	1,485.0	1,445.0
Long-term debt	3,485.9	3,515.7
Funds held under reinsurance agreements	702.4	1,159.6
Derivatives	487.5	849.3
Pension and other postretirement provisions	687.4	826.2
Current income taxes	70.0	84.8
Other liabilities	1,460.9	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	6,956.2	6,838.1
Other liabilities	1,951.6	1,357.8
Liabilities related to separate accounts	96,514.8	106,007.8
Total liabilities	201,973.8	208,369.2

Commitments and Contingencies (Note 18)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 265,327,196 and 263,653,468 shares issued as of 2015 and 2014, respectively; 209,095,793 and 241,875,485 shares outstanding as of 2015 and 2014, respectively)	2.7	2.6
Treasury stock (at cost; 56,231,403 and 21,777,983 shares as of 2015 and 2014, respectively)	(2,302.3)	(807.0)
Additional paid-in capital	23,716.8	23,650.1
Accumulated other comprehensive income (loss)	1,424.9	3,103.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	9.0	20.4
Unappropriated	(9,415.3)	(9,823.6)
Total Voya Financial, Inc. shareholders' equity	13,435.8	16,146.2
Noncontrolling interest	2,840.0	2,415.3
Total shareholders' equity	16,275.8	18,561.5
Total liabilities and shareholders' equity	$218,249.6	$226,930.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Revenues:
Net investment income	$4,637.8	$4,614.8	$4,689.0
Fee income	3,481.1	3,632.5	3,666.3
Premiums	3,024.5	2,626.4	1,956.3
Net realized gains (losses):
Total other-than-temporary impairments	(110.3)	(31.9)	(43.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	6.7	(0.3)	(8.0)
Net other-than-temporary impairments recognized in earnings	(117.0)	(31.6)	(35.7)
Other net realized capital gains (losses)	(616.3)	(846.8)	(2,501.1)
Total net realized capital gains (losses)	(733.3)	(878.4)	(2,536.8)
Other revenue	406.9	432.8	433.0
Income (loss) related to consolidated investment entities:
Net investment income	551.1	665.5	545.2
Changes in fair value related to collateralized loan obligations	(26.9)	(6.7)	3.5
Total revenues	11,341.2	11,086.9	8,756.5
Benefits and expenses:
Policyholder benefits	4,536.8	3,946.7	2,409.4
Interest credited to contract owner account balances	1,973.2	1,991.2	2,088.4
Operating expenses	3,103.0	3,561.7	2,686.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	663.4	379.3	442.8
Interest expense	196.5	189.7	184.8
Operating expenses related to consolidated investment entities:
Interest expense	272.2	209.5	180.6
Other expense	11.6	7.6	7.7
Total benefits and expenses	10,756.7	10,285.7	8,000.4
Income (loss) before income taxes	584.5	801.2	756.1
Income tax expense (benefit)	45.9	(1,731.5)	(32.5)
Net income (loss)	538.6	2,532.7	788.6
Less: Net income (loss) attributable to noncontrolling interest	130.3	237.7	190.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$2,295.0	$598.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$1.81	$9.07	$2.39
Diluted	$1.80	$9.00	$2.38
Cash dividends declared per share of common stock	$0.04	$0.04	$0.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Net income (loss)	$538.6	$2,532.7	$788.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,581.2)	1,910.5	(2,989.8)
Other-than-temporary impairments	18.8	40.0	48.0
Pension and other postretirement benefits liability	(13.7)	(13.8)	(13.8)
Other comprehensive income (loss), before tax	(2,576.1)	1,936.7	(2,955.6)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(897.3)	682.1	(1,094.0)
Other comprehensive income (loss), after tax	(1,678.8)	1,254.6	(1,861.6)
Comprehensive income (loss)	(1,140.2)	3,787.3	(1,073.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	130.3	237.7	190.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,270.5)	$3,549.6	$(1,263.1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2013 - As Adjusted	$2.3	$—	$22,917.6	$3,710.7	$6.4	$(12,717.1)	$13,919.9	$2,186.3	$16,106.2
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	598.5	598.5	190.1	788.6
Other comprehensive income (loss), after tax	—	—	—	(1,861.6)	—	—	(1,861.6)	—	(1,861.6)
Total comprehensive income (loss)							(1,263.1)	190.1	(1,073.0)
Reclassification of noncontrolling interest	—	—	—	—	12.0	—	12.0	(12.0)	—
Common stock issuance	0.3	—	571.3	—	—	—	571.6	—	571.6
Common stock acquired - Share repurchase	—	—	—	—	—	—	—	—	—
Dividends on common stock	—	—	(5.2)	—	—	—	(5.2)	—	(5.2)
Share-based compensation	—	—	80.0	—	—	—	80.0	—	80.0
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(122.6)	(122.6)
Balance at December 31, 2013 - As Adjusted	2.6	—	23,563.7	1,849.1	18.4	(12,118.6)	13,315.2	2,241.8	15,557.0

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,295.0	2,295.0	237.7	2,532.7
Other comprehensive income (loss), after tax	—	—	—	1,254.6	—	—	1,254.6	—	1,254.6
Total comprehensive income (loss)							3,549.6	237.7	3,787.3
Reclassification of noncontrolling interest	—	—	—	—	2.0	—	2.0	(2.0)	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(790.1)	—	—	—	—	(790.1)	—	(790.1)
Dividends on common stock	—	—	(10.1)	—	—	—	(10.1)	—	(10.1)
Share-based compensation	—	(16.9)	96.5	—	—	—	79.6	—	79.6
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(62.2)	(62.2)
Balance as of December 31, 2014 - As Adjusted	2.6	(807.0)	23,650.1	3,103.7	20.4	(9,823.6)	16,146.2	2,415.3	18,561.5

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	408.3	408.3	130.3	538.6
Other comprehensive income (loss), after tax	—	—	—	(1,678.8)	—	—	(1,678.8)	—	(1,678.8)
Total comprehensive income (loss)							(1,270.5)	130.3	(1,140.2)
Reclassification of noncontrolling interest	—	—	—	—	(11.4)	—	(11.4)	11.4	—
Common stock issuance	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(1,490.7)	—	—	—	—	(1,490.7)	—	(1,490.7)
Dividends on common stock	—	—	(9.0)	—	—	—	(9.0)	—	(9.0)
Share-based compensation	0.1	(4.6)	75.7	—	—	—	71.2	—	71.2
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	283.0	283.0
Balance as of December 31, 2015	$2.7	$(2,302.3)	$23,716.8	$1,424.9	$9.0	$(9,415.3)	$13,435.8	$2,840.0	$16,275.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Cash Flows from Operating Activities:
Net income (loss)	$538.6	$2,532.7	$788.6
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(409.8)	(413.7)	(439.2)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	729.3	417.0	495.5
Net accretion/amortization of discount/premium	9.2	13.6	54.9
Future policy benefits, claims reserves and interest credited	2,222.6	1,929.4	493.2
Deferred income tax (benefit) expense	(18.4)	(1,819.9)	(110.8)
Net realized capital losses	733.3	878.4	2,536.8
Depreciation and amortization	92.5	90.6	85.4
Employee retirement (benefit) cost	(67.2)	369.1	(384.8)
Employer retirement contributions	(85.3)	(31.6)	(57.4)
Share-based compensation	74.0	92.6	80.0
Loss related to early extinguishment of debt	10.1	—	—
Gains on consolidated investment entities	129.0	(213.3)	(214.5)
Losses (gains) on limited partnerships/corporations	17.6	22.4	(91.0)
Change in:
Accrued investment income	(7.3)	5.4	(33.6)
Reinsurance recoverable	(536.8)	(414.7)	467.8
Other receivables and assets accruals	53.7	39.5	24.8
Other payables and accruals	(38.3)	143.4	(91.2)
Funds held under reinsurance agreements	(457.2)	(21.9)	(55.1)
Decrease (increase) in cash held by consolidated investment entities	242.8	0.3	(269.9)
Other, net	13.3	9.3	(16.1)
Net cash provided by operating activities	3,245.7	3,628.6	3,263.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	12,070.7	13,594.0	16,681.3
Equity securities, available-for-sale	75.5	70.0	51.6
Mortgage loans on real estate	1,543.3	1,555.3	1,580.0
Limited partnerships/corporations	288.7	204.3	466.1
Acquisition of:
Fixed maturities	(13,573.1)	(12,985.3)	(19,014.8)
Equity securities, available-for-sale	(142.0)	(28.4)	(47.6)
Mortgage loans on real estate	(2,195.9)	(2,036.4)	(2,206.0)
Limited partnerships/corporations	(470.6)	(289.0)	(97.0)

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Short-term investments, net	216.3	(662.0)	4,943.1
Policy loans, net	101.3	43.0	53.3
Derivatives, net	(265.7)	(1,117.4)	(2,623.7)
Other investments, net	19.5	33.0	53.0
Sales from consolidated investment entities	5,431.5	3,470.1	3,203.0
Purchases within consolidated investment entities	(7,521.0)	(5,533.9)	(4,257.9)
Collateral received (delivered), net	207.7	401.5	(629.3)
Purchases of fixed assets, net	(60.1)	(32.7)	(40.7)
Net cash used in investing activities	(4,273.9)	(3,313.9)	(1,885.6)
Cash Flows from Financing Activities:
Deposits received for investment contracts	7,790.7	8,153.6	12,893.9
Maturities and withdrawals from investment contracts	(6,800.1)	(9,899.3)	(14,301.0)
Proceeds from issuance of debt with maturities of more than three months	—	—	2,146.8
Repayment of debt with maturities of more than three months	(31.2)	—	(2,697.4)
Short-term debt, net	—	—	(171.6)
Debt issuance costs	(6.8)	(16.8)	(26.5)
Borrowings of consolidated investment entities	1,372.7	401.3	196.5
Repayments of borrowings of consolidated investment entities	(478.7)	(75.8)	(128.2)
Contributions from (distributions to) participants in consolidated investment entities	661.8	1,624.9	1,197.3
Proceeds from issuance of common stock, net	—	—	571.6
Excess tax benefits on share-based compensation	1.7	3.9	—
Share-based compensation	(4.5)	(16.9)	—
Common stock acquired - Share repurchase	(1,486.6)	(789.4)	—
Dividends paid	(9.0)	(10.1)	(5.2)
Net cash provided by (used in) financing activities	1,010.0	(624.6)	(323.8)
Net (decrease) increase in cash and cash equivalents	(18.2)	(309.9)	1,054.0
Cash and cash equivalents, beginning of period	2,530.9	2,840.8	1,786.8
Cash and cash equivalents, end of period	$2,512.7	$2,530.9	$2,840.8
Supplemental cash flow information:
Income taxes paid (received), net	$78.4	$44.5	$44.6
Interest paid	179.0	178.6	147.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1. Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively, "the Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. Prior to April 20, 2015, the Company provided principal products and services in three ongoing businesses—Retirement Solutions, Investment Management and Insurance Solutions—and reported results for the ongoing businesses through five segments. Effective April 20, 2015, the Company provides principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions. This change did not affect the Company's five ongoing operating segments. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand as Voya Financial. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

Throughout 2014, ING Group completed the sale of an aggregate of 82,783,006 shares of common stock of Voya Financial, Inc. in a series of registered public offerings. Also during 2014, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group. As of the end of 2014, ING Group's ownership of Voya Financial, Inc. had been reduced to approximately19%.

In March of 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering. Concurrently with this offering, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group.

As a result of these transactions, ING Group satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, by the end of 2016. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Revision of Previously Issued Financial Statements

As part of the Company’s ongoing process of validating actuarial models, during the second quarter of 2015, the Company identified improper inputs to the calculation of the estimated fair value of the embedded derivative in certain of its guaranteed minimum withdrawal benefits with life payouts ("GMWBL") products. The products are included in the Company’s Closed Block Variable Annuity ("CBVA") segment, and are no longer offered by the Company. The errors affected the Company’s U.S. GAAP financial statements for periods prior to the second quarter of 2015, and did not impact regulatory or rating agency capital. The errors did not affect the Company's variable annuity policyholders in any manner.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. In preparing the Company's Consolidated Financial Statements for the year ended December 31, 2015, the Company made appropriate revisions to its financial statements for historical periods. Such changes are reflected in the financial results for the years ended December 31, 2014 and 2013, included in these financial statements, and will also be reflected in the historical financial results included in the Company’s subsequent quarterly and annual consolidated financial statements.

The correction results in changes to the liabilities, with corresponding tax effects, as follows:
(a)Liabilities: Lower Future policy benefits, with the change recorded in Other net realized capital gains (losses).

(b)	Assets: Lower Deferred income taxes (after considering the impacts of valuation allowances), with the change recorded as Income tax expense (benefit).

The following tables quantify the prior period impact of this revision.

Balance Sheets:

	December 31, 2014			December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Deferred income taxes	$1,320.6	$(20.7)	$1,299.9	$162.1	$—	$162.1
Future policy benefits	15,691.2	(59.0)	15,632.2	14,098.4	(43.0)	14,055.4
Retained earnings (deficit) - Unappropriated	(9,861.9)	38.3	(9,823.6)	(12,161.6)	43.0	(12,118.6)

Statements of Operations:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Other net realized capital gains (losses)	$(862.8)	$16.0	$(846.8)	$(2,499.1)	$(2.0)	$(2,501.1)
Income tax expense (benefit)	(1,752.2)	20.7	(1,731.5)	(32.5)	—	(32.5)
Net income (loss)	2,537.4	(4.7)	2,532.7	790.6	(2.0)	788.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	2,299.7	(4.7)	2,295.0	600.5	(2.0)	598.5

Net income (loss) available to Voya Financial, Inc.'s common shareholders per share:
Basic	$9.09	$(0.02)	$9.07	$2.40	$(0.01)	$2.39
Diluted	$9.02	$(0.02)	$9.00	$2.38	$—	$2.38

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Additionally, the impact of this revision to Income (loss) before income taxes was $16.0 and $(2.0) for the years ended December 31, 2014 and 2013 respectively.

Certain line items in the Consolidated Statements of Comprehensive Income, Cash Flows and Shareholders' Equity were immaterially affected by the revision of previously issued financial statements. All of the line item changes in the Consolidated Statements of Cash Flows were in the operating activities section. There were no changes to the Consolidated Statements of Comprehensive Income and Shareholders' Equity, except for the effects of the changes described above.

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

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as partnerships (voting interest entities ("VOEs")) in which the Company has control and variable interest entities ("VIEs") for which the Company is the primary beneficiary. See the Consolidated Investment Entities Note to these Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

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

The Company has identified the following accounts and policies as the most significant in that they involve a higher degree of judgment, are subject to a significant degree of variability and/or contain significant accounting estimates:

•	Reserves for future policy benefits;

•	Deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") and other intangibles (collectively, "DAC/VOBA and other intangibles");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

Fair Value Measurement

The Company measures the fair value of its financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including the Company's own credit risk. The estimate of fair value is the price that would be received to sell an asset or transfer a liability ("exit price") in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability. The Company uses a number of valuation sources to determine

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the fair values of its financial assets and liabilities, including quoted market prices, third-party commercial pricing services, third-party brokers, industry-standard, vendor-provided software that models the value based on market observable inputs, and other internal modeling techniques based on projected cash flows.

Investments

The accounting policies for the Company's principal investments are as follows:

Fixed Maturities and Equity Securities: The Company's fixed maturities and equity securities are currently designated as available-for-sale, except those accounted for using the fair value option ("FVO"). Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in Accumulated other comprehensive income (loss) ("AOCI") and presented net of related changes in DAC/VOBA and other intangibles and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Consolidated Balance Sheets.

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

Purchases and sales of fixed maturities and equity securities, excluding private placements, are recorded on the trade date. Purchases and sales of private placements and mortgage loans are recorded on the closing date. Investment gains and losses on sales of securities are generally determined on a first-in-first-out ("FIFO") basis.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Dividends on equity securities are recorded when declared. Such dividends and interest income are recorded in Net investment income in the Consolidated Statements of Operations.

Included within fixed maturities are loan-backed securities, including residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS") and asset-backed securities ("ABS"). Amortization of the premium or discount from the purchase of these securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for single-class and multi-class mortgage-backed securities ("MBS") and ABS are estimated by management using inputs obtained from third-party specialists, including broker-dealers, and based on management's knowledge of the current market. For prepayment-sensitive securities such as interest-only and principal-only strips, inverse floaters and credit-sensitive MBS and ABS securities, which represent beneficial interests in securitized financial assets that are not of high credit quality or that have been credit impaired, the effective yield is recalculated on a prospective basis. For all other MBS and ABS, the effective yield is recalculated on a retrospective basis.

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

Mortgage Loans on Real Estate: The Company's mortgage loans on real estate are all commercial mortgage loans, which are reported at amortized cost, less impairment write-downs and allowance for losses. If a mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the lower of either the present value of expected cash flows from the loan, discounted at the loan's original purchase yield, or fair value of the collateral. For those mortgages that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. The carrying value of the impaired loans is reduced by establishing a permanent write-down recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Property obtained from foreclosed mortgage loans is recorded in Other investments on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Mortgage loans are evaluated by the Company's investment professionals, including an appraisal of loan-specific credit quality, property characteristics and market trends. Loan performance is continuously monitored on a loan-specific basis throughout the year. The Company's review includes submitted appraisals, operating statements, rent revenues and annual inspection reports, among other items. This review evaluates whether the properties are performing at a consistent and acceptable level to secure the debt.

Mortgages are rated for the purpose of quantifying the level of risk. Those loans with higher risk are placed on a watch list and are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

The Company records an allowance for probable losses incurred on non-impaired loans on an aggregate basis, rather than specifically identified probable losses incurred by individual loan.

Policy Loans: Policy loans are carried at an amount equal to the unpaid balance. Interest income on such loans is recorded as earned in Net investment income using the contractually agreed upon interest rate. Generally, interest is capitalized on the policy's anniversary date. Valuation allowances are not established for policy loans, as these loans are collateralized by the cash surrender value of the associated insurance contracts. Any unpaid principal or interest on the loan is deducted from the account value or the death benefit prior to settlement of the policy.

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which consists primarily of private equities, hedge funds and VIEs for which the Company is not the primary beneficiary. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

Other Investments: Other investments are comprised primarily of Federal Home Loan Bank ("FHLB") stock and property obtained from foreclosed mortgage loans, as well as other miscellaneous investments. The Company is a member of the FHLB system and is required to own a certain amount of FHLB stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.

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

Corporate Loans: Corporate loans held by consolidated collateralized loan obligations ("CLO" or "CLO entities") are reported in Corporate loans, at fair value using the fair value option, on the Consolidated Balance Sheets. Changes in the fair value of the loans are recorded in Changes in fair value related to collateralized loan obligations in the Consolidated Statements of Operations. The fair values for corporate loans are determined using independent commercial pricing services. In the event that the third-party pricing source is unable to price an investment (which occurs in less than 1% of the loans), other relevant factors are considered including:

•
Information relating to the market for the asset, including price quotations for and trading in the asset or in similar investments and the market environment and investor attitudes towards the asset and interests in similar investments;

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
The characteristics of and fundamental analytical data relating to the investment, including the cost, current interest rate, period until next interest rate reset, maturity and base lending rate, the terms and conditions of the corporate loan and any related agreements and the position of the corporate loan in the borrower's debt structure;

•	The nature, adequacy and value of the corporate loan's collateral, including the CLO's rights, remedies and interests with respect to the collateral;

•	The creditworthiness of the borrower, based on an evaluation of its financial condition, financial statements and information about the business, cash flows, capital structure and future prospects;

•	The reputation and financial condition of the agent and any intermediate participants in the corporate loan; and

•	General economic and market conditions affecting the fair value of the corporate loan.

Impairments

The Company evaluates its available-for-sale general account investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing the Company's intent to sell a security, or if it is more likely than not, it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

The Company uses the following methodology and significant inputs to determine the amount of the OTTI credit loss:

•
When determining collectability and the period over which the value is expected to recover for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company applies the same considerations utilized in its overall impairment evaluation process, which incorporates information regarding the specific security, the industry and geographic area in which the issuer operates and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from the Company's best estimates of likely scenario-based outcomes, after giving consideration to a variety of variables that includes, but is not limited to: general payment terms of the security; the likelihood that the issuer can service the scheduled interest and principal payments; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; possible corporate restructurings or asset sales by the issuer; and changes to the rating of the security or the issuer by rating agencies.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
When determining the amount of the credit loss for U.S. and foreign corporate securities, foreign government securities and state and political subdivision securities, the Company considers the estimated fair value as the recovery value when available information does not indicate that another value is more appropriate. When information is identified that indicates a recovery value other than estimated fair value, the Company considers in the determination of recovery value the same considerations utilized in its overall impairment evaluation process, which incorporates available information and the Company's best estimate of scenario-based outcomes regarding the specific security and issuer; possible corporate restructurings or asset sales by the issuer; the quality and amount of any credit enhancements; the security's position within the capital structure of the issuer; fundamentals of the industry and geographic area in which the security issuer operates; and the overall macroeconomic conditions.

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

The Company enters into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. The Company also utilizes options and futures on equity indices to reduce and manage risks associated with its universal life-type and annuity products. Derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value. Changes in the fair value of derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (a) a hedge of the exposure to changes in the estimated fair value of a recognized asset or liability or an identified portion thereof that is attributable to a particular risk ("fair value hedge") or (b) a hedge of a forecasted transaction or of the variability of cash flows that is attributable to interest rate risk to be received or paid related to a recognized asset or liability ("cash flow hedge"). In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

•
Fair Value Hedge: For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the hedged item, to the extent of the risk being hedged, are recognized in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

•
Cash Flow Hedge: For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same periods during which the hedged transaction impacts earnings in the same line item associated with the forecasted transaction. The ineffective portion of the derivative's change in value, if any, along with any of the derivative's change in value that is excluded from the assessment of hedge effectiveness, are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

When hedge accounting is discontinued because it is determined that the derivative is no longer expected to be highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with subsequent changes in estimated fair value recognized currently in Other net realized capital gains (losses). The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in Other comprehensive income (loss) related to discontinued cash flow hedges are released into the Consolidated Statements of Operations when the Company's earnings are affected by the variability in cash flows of the hedged item.

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

The Company also has investments in certain fixed maturities and has issued certain universal life-type and annuity products that contain embedded derivatives whose fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain universal life-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements are reported in Funds held under reinsurance arrangements on the Consolidated Balance Sheets, and changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, and are included in Other assets on the Consolidated Balance Sheets. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, which generally range from 3 to 40 years, with the exception of land and artwork which are not depreciated.

As of December 31, 2015 and 2014, total cost basis was $366.6 and $408.1, of property and equipment respectively. As of December 31, 2015 and 2014, total accumulated depreciation was $241.5 and $282.3, respectively. For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $24.1, $26.6 and $33.7, respectively, and included in Operating expenses in the Consolidated Statements of Operations.

Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles

DAC represents policy acquisition costs that have been capitalized and are subject to amortization and interest. Capitalized costs are incremental, direct costs of contract acquisition and certain other costs related directly to successful acquisition activities. Such costs consist principally of commissions, underwriting, sales and contract issuance and processing expenses directly related to the successful acquisition of new and renewal business. Indirect or unsuccessful acquisition costs, maintenance, product development

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

and overhead expenses are charged to expense as incurred. VOBA represents the outstanding value of in-force business acquired and is subject to amortization and interest. The value is based on the present value of estimated net cash flows embedded in the insurance contracts at the time of the acquisition and increased for subsequent deferrable expenses on purchased policies.

Collectively, the Company refers to DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR") as "DAC/VOBA and other intangibles". (See respective "Sales Inducements" and "Recognition of Insurance Revenue and Related Benefits" sections below.) DAC/VOBA and other intangibles are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

These assumptions are "locked-in" at issue and not revised unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Recoverability testing is performed for current issue year products to determine if gross premiums are sufficient to cover DAC or VOBA, estimated benefits and related expenses. In subsequent periods, the recoverability of the DAC or VOBA is determined by assessing whether future gross premiums are sufficient to amortize DAC or VOBA, as well as provide for expected future benefits and related expenses. If a premium deficiency is deemed to be present, charges will be applied against the DAC and VOBA balances before an additional reserve is established. Absent such a premium deficiency, variability in amortization after policy issuance or acquisition relates only to variability in premium volumes.

The Company amortizes DAC and VOBA related to universal life-type and fixed and variable deferred annuity contracts, except for deferred annuity contracts within the CBVA segment, over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). For deferred annuity contracts within the CBVA segment, the Company amortizes DAC/VOBA and DSI in relation to the emergence of estimated gross revenue.

For universal life-type contracts and fixed and variable deferred annuity contracts recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

Internal Replacements
Contract owners may periodically exchange one contract for another, or make modifications to an existing contract. These transactions are identified as internal replacements. Internal replacements that are determined to result in substantially unchanged contracts are accounted for as continuations of the replaced contracts. Any costs associated with the issuance of the new contracts are considered maintenance costs and expensed as incurred. Unamortized DAC/VOBA and other intangibles related to the replaced contracts continue to be deferred and amortized in connection with the new contracts. Internal replacements that are determined to result in contracts that are substantially changed are accounted for as extinguishments of the replaced contracts, and any unamortized DAC/VOBA and other intangibles related to the replaced contracts are written off to the same account in which amortization is reported in the Consolidated Statements of Operations.

Assumptions
Changes in assumptions can have a significant impact on DAC/VOBA and other intangible balances, amortization rates, reserve levels, and results of operations. Assumptions are management’s best estimate of future outcome.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company's practice assumes that intermediate-term appreciation in equity markets reverts to the long-term appreciation in equity markets ("reversion to the mean"). The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

Other significant assumptions used in the estimation of gross profits include mortality, and for products with credited rates include interest rate spreads and credit losses. Estimated gross revenues and gross profits of variable annuity contracts are sensitive to mortality and estimated policyholder behavior assumptions, such as surrender, lapse and annuitization rates.

Sales Inducements

DSI represents benefits paid to contract owners for a specified period that are incremental to the amounts the Company credits on similar contracts without sales inducements and are higher than the contract's expected ongoing crediting rates for periods after the inducement. The Company defers sales inducements and amortizes DSI over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in Interest credited to contract owner account balances in the Consolidated Statements of Operations. Each year, or more frequently if circumstances indicate a potentially significant recoverability issue exists, the Company reviews DSI to determine the recoverability of these balances.

For the years ended December 31, 2015, 2014 and 2013, the Company capitalized $23.1, $29.4 and $29.7, respectively, of sales inducements. For the years ended December 31, 2015, 2014 and 2013, the Company amortized $65.9, $37.8 and $52.7, respectively, of DSI.

Future Policy Benefits and Contract Owner Account Balances

Future Policy Benefits
The Company establishes and carries actuarially-determined reserves that are calculated to meet its future obligations, including estimates of unpaid claims and claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The principal assumptions used to establish liabilities for future policy benefits are based on Company experience and periodically reviewed against industry standards. These assumptions include mortality, morbidity, policy lapse, contract renewal, payment of subsequent premiums or deposits by the contract owner, retirement, investment returns, inflation, benefit utilization and expenses. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

•
Reserves for traditional life insurance contracts (term insurance, participating and non-participating whole life insurance and traditional group life insurance) and accident and health insurance represent the present value of future benefits to be paid to or on behalf of contract owners and related expenses, less the present value of future net premiums. Assumptions as to interest rates, mortality, expenses and persistency are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Interest rates used to calculate the present value of these reserves ranged from 2.3% to 7.7%.

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 8.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Contract Owner Account Balances
Contract owner account balances relate to universal life-type and investment-type contracts, as follows:

•
Account balances for guaranteed investment contracts and funding agreements with fixed maturities (collectively referred to as "GICs") are calculated using the amount deposited with the Company, less withdrawals, plus interest accrued to the ending valuation date. Interest on these contracts is accrued by a predetermined index, plus a spread or a fixed rate, established at the issue date of the contract.

•
Account balances for universal life-type contracts, including variable universal life ("VUL") contracts, are equal to cumulative deposits, less charges, withdrawals and account values released upon death, plus credited interest thereon.

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 8.0% for the years 2015, 2014 and 2013. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity contracts ("FIAs") and indexed universal life ("IUL") contracts, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

Product Guarantees and Additional Reserves
The Company calculates additional reserve liabilities for certain universal life-type products, certain variable annuity guaranteed benefits and variable funding products. The Company periodically evaluates its estimates and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in, or deviations from, the assumptions used can significantly affect the Company's reserve levels and related results of operations.

Universal and Variable Life: Reserves for universal life ("UL") and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate the Company for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. Reserves for UL and VUL secondary guarantees and paid-up guarantees are recorded in Future policy benefits on the Consolidated Balance Sheets.

The Company also calculates a benefit ratio for each block of business that meets the requirements for additional reserves and calculates an additional reserve by accumulating amounts equal to the benefit ratio multiplied by the assessments for each period, reduced by excess benefits during the period. The additional reserve is accumulated at interest rates consistent with the DAC model for the period. The calculated reserve includes provisions for UL contracts that produce expected gains from the insurance benefit function followed by losses from that function in later years. Additional reserves are recorded in Future policy benefits on the Consolidated Balance Sheets.

URR relates to UL and VUL products and represents policy charges for benefits or services to be provided in future periods (see the "Recognition of Insurance Revenue and Related Benefits" section below). The URR balance is recorded in Contract owner account balances on the Consolidated Balance Sheets.

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross revenues for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable guarantees ("in the money"), where the notional benefit amount is in excess of the account value. Reserves for GMDB and GMIB are recorded in Future policy benefits on the Consolidated Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Policyholder benefits in the Consolidated Statements of Operations.

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

GMAB, GMWB, GMWBL, FIA and IUL: The Company also issues certain products which contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), FIAs and IUL contracts. Embedded derivatives associated with GMABs, GMWBs and GMWBLs are recorded in Future policy benefits on the Consolidated Balance Sheets. Embedded derivatives associated with FIAs and IUL contracts are recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, along with attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The estimated fair value of the embedded derivative in the FIA contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed contract value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the anticipated life of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths, annuitizations and maturities.

The estimated fair value of the embedded derivative in the IUL contracts is based on the present value of the excess of interest payments to the contract owners over the growth in the minimum guaranteed account value. The excess interest payments are determined as the excess of projected index driven benefits over the projected guaranteed benefits. The projection horizon is over the current index term of the related contracts, which takes into account best estimate actuarial assumptions, such as partial withdrawals, full surrenders, deaths and maturities.

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the Stabilizer products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, along with attributed fees collected, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer embedded derivatives and MCG contracts is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The liabilities for the GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

The Company reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if:

•	Such separate accounts are legally recognized;

•	Assets supporting the contract liabilities are legally insulated from the Company's general account liabilities;

•	Investments are directed by the contract owner or participant; and

•	All investment performance, net of contract fees and assessments, is passed through to the contract owner.

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

Short-term and Long-term Debt

Short-term and long-term debt are carried at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium attributable to issuance. Direct and incremental costs to issue the debt are recorded in Other assets on the Consolidated Balance Sheets. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt using the effective interest method of amortization.

Collateralized Loan Obligations Notes

CLO notes issued by consolidated CLO entities are recorded as Collateralized loan obligations notes, at fair value using the fair value option, on the Consolidated Balance Sheets. Changes in the fair value of the notes are recorded in Changes in fair value related to collateralized loan obligations in the Company's Consolidated Statements of Operations.

Repurchase Agreements

The Company engages in dollar repurchase agreements with MBS ("dollar rolls") and repurchase agreements with other collateral types to increase its return on investments and improve liquidity. Such arrangements meet the requirements to be accounted for as financing arrangements.

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

The Company's policy requires that at all times during the term of the dollar roll and repurchase agreements that cash or other collateral types obtained is sufficient to allow the Company to fund substantially all of the cost of purchasing replacement assets. Cash received is invested in Short-term investments, with the offsetting obligation to repay the loan included within Other liabilities on the Consolidated Balance Sheets. The carrying value of the securities pledged in dollar rolls and repurchase agreement

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. The Company's exposure is limited to the excess of the net replacement cost of the securities over the value of the short-term investments. The Company believes the counterparties to the dollar rolls and repurchase agreements are financially responsible and that the counterparty risk is minimal.

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

Amounts received as payment for investment-type, universal life-type, fixed annuities, payout contracts without life contingencies and FIA contracts are reported as deposits to contract owner account balances. Revenues from these contracts consist primarily of fees assessed against the contract owner account balance for mortality and policy administration charges and are reported in Fee income. Surrender charges are reported in Other revenue. In addition, the Company earns investment income from the investment of contract deposits in the Company's general account portfolio, which is reported in Net investment income in the Consolidated Statements of Operations. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are established as a URR liability and amortized into revenue over the expected life of the related contracts in proportion to estimated gross profits in a manner consistent with DAC for these contracts. URR is reported in Contract owner account balances and amortized into Fee income. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration and interest credited to contract owner account balances.

Performance-based Incentive Fees on Private Equity Funds

Under the asset management fee arrangements of certain of its sponsored private equity funds, the Company is entitled to receive performance-based incentive fees (“carried interest”) when the return on assets under management for such funds exceeds prescribed investment return hurdles or other performance targets. Carried interest is accrued quarterly based on measuring cumulative fund performance against the performance hurdle stated in the relevant investment management agreement, as if the fund were liquidated at its estimated fair value as of the applicable balance sheet date.

Carried interest is subject to adjustment to the extent that subsequent fund performance causes the fund’s cumulative investment return to fall below the specified investment return hurdles. In such a circumstance, some or all of the previously accrued carried interest is reversed to the extent that the Company would no longer have an entitlement to such fee and, if such fees have actually been received by the Company but are subject to recoupment by the fund, a liability is established for the potential repayment obligation.

Income Taxes

The Company files a consolidated federal income tax return, which includes many of its subsidiaries, in accordance with the Internal Revenue Code of 1986, as amended.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as the dividends received deduction which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's deferred tax assets and liabilities resulting from temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. The S&P ratings for the Company's reinsurers with the largest reinsurance recoverable balances are A-rated or better, including Lincoln National Corporation ("Lincoln"), Hannover Life Reassurance Company of America ("Hannover US") and Hannover Re (Ireland) Limited ("HLRI") (collectively, "Hannover Re") and various subsidiaries of Reinsurance Group of America Incorporated (collectively, "RGA").

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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

A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and compensation. The liability recognized in respect of defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, less the fair value of plan assets, together with adjustments for unrecognized past service costs. This liability is included in Pension and other postretirement provisions on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans on the Consolidated Balance Sheets.

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Certain employees of the Company have in the past participated in various ING Group share-based compensation plans for which awards remain outstanding. Both the Voya Financial, Inc. and the ING Group share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of the share-based awards at their grant date fair value, based on the market value of the stock, and recognizes that cost over the vesting period. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations. The majority of awards granted are provided in the first quarter of each year.

The liability related to the cash-settled awards made under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

Excess tax benefits recorded in Additional paid-in capital are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Earnings per Common Share

Basic earnings per common share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed assuming the issuance of nonvested shares, restricted stock units, stock options, performance share units and warrants using the treasury stock method. Basic and diluted earnings per share are calculated using unrounded, actual amounts. Under the treasury stock method, the Company utilizes the average market price to determine the amount of cash that would be available to repurchase shares if the common shares vested. The net incremental share count issued represents the potential dilutive or anti-dilutive securities.

For any period where a loss from earnings available to common shareholders is experienced, shares used in the diluted EPS calculation represent basic shares, as using diluted shares would be anti-dilutive to the calculation.

Consolidation and Noncontrolling Interests

The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest.

VIEs: The Company consolidates VIEs for which it is the primary beneficiary. An entity is a VIE if it has equity investors who lack the characteristics of a controlling financial interest or it does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. The primary beneficiary (a) has the power to direct the activities of the entity that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For certain investment funds after January 1, 2010, and all entities prior to January 1, 2010, the determination is based on previous consolidation guidelines that require an analysis to determine whether (a) an entity in which the Company holds a variable interest is a VIE and (b) the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management fees), would be expected to absorb a majority of the entity's expected losses or receive a majority of residual returns in the entity, or both.

The determination of whether an entity in which the Company holds a variable interest is a VIE requires judgments, which include (1) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the success of the entity; (3) determining whether two or more parties' equity interests should be aggregated; and (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred, which would require detailed reassessment of the VIE status.

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

Noncontrolling interest represents the interests of shareholders, other than the Company, in consolidated entities. In the Consolidated Statements of Operations, Net income (loss) attributable to noncontrolling interest represents such shareholders' interests in the earnings and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled.

Contingencies

A loss contingency is an existing condition, situation or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. Examples of loss contingencies include pending or threatened adverse litigation, threat of expropriation of assets and actual or possible claims and assessments. Amounts related to loss contingencies are accrued and recorded in Other liabilities on the Consolidated Balance Sheets if it is probable that a loss has been incurred and the amount can be reasonably estimated, based on the Company's best estimate of the ultimate outcome.

Adoption of New Pronouncements

Repurchase Agreements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, "Transfers and Servicing (Accounting Standards Codification ("ASC") Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures" ("ASU 2014-11"), which (1) changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and (2) requires separate accounting for a transfer of a financial asset executed with a repurchase agreement with the same counterparty. This results in secured borrowing accounting for the repurchase agreement. The amendments also require additional disclosures for certain transactions accounted for as a sale and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The provisions of ASU 2014-11 were adopted by the Company on January 1, 2015, with the exception of disclosure amendments for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which were adopted April 1, 2015. The adoption of the January 1, 2015 provisions had no effect on the Company's financial condition, results of operations or cash flows. The disclosures required by ASU 2014-11 are included in the Investments (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements.

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

Future Adoption of Accounting Pronouncements

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires:

•	Equity investments (except those consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income.

•	Elimination of the disclosure of methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.

•	The use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Separate presentation in other comprehensive income of the portion of the total change in fair value of a liability resulting from a change in own credit risk if the liability is measured at fair value under the fair value option.

•	Separate presentation on the balance sheet or financial statement notes of financial assets and financial liabilities by measurement category and form of financial asset.

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 should be reported on a modified retrospective basis, with a cumulative-effect adjustment to balance sheet as of the beginning of the year of adoption, except for certain provisions that should be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-01.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2015-07 are effective, retrospectively, for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2015-07 to have a significant impact on the Company's financial condition, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (ASC Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"), to confirm that ASU 2015-03 does not address debt issuance costs related to line-of-credit arrangements. As such, an entity may defer and present such costs as an asset and subsequently amortize the costs ratably over the term of the line-of-credit arrangement.

The provisions of ASU 2015-03 and ASU 2015-15 are effective, retrospectively, for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The adoption of the provisions of ASU 2015-03 and ASU 2015-15 is expected to result in the reclassification of approximately $26.1 of debt issuance costs from Other assets to a reduction of Long-term debt in the Consolidated Balance Sheets as of January 1, 2016.

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

The Company plans to adopt the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach, and is still in the process of finalizing implementation and determining the impacts of adoption; therefore, the following estimates are subject to change. The Company currently estimates the impact to the Company’s January 1, 2016 Consolidated Balance Sheet will be the deconsolidation of approximately $7.5 billion of assets (comprised of $2.5 billion of Limited partnerships/corporations, at fair value, $0.3 billion of Cash and cash equivalents, $4.6 billion of Corporate loans, at fair value using the fair value option, and $0.1 billion of Other assets) and $5.9 billion of liabilities (comprised of $4.6 billion of Collateralized loan obligations notes, at fair value using the fair value option, and $1.3 billion of Other liabilities related to consolidated investment entities), with a related adjustment to Noncontrolling interest of $1.6 billion.

Subsequent to implementation, the impact of deconsolidation will result in a change in Net investment income (loss) related to the Company’s retained interest in the deconsolidated entities, which previously was included in Income (loss) related to consolidated investment entities. In addition, deconsolidation will result in an increase in Fee income and Other revenue related to management and performance fees, respectively, earned by the Company with respect to the deconsolidated entities, which previously were eliminated against Other expense related to consolidated investment entities. These changes in the Consolidated Statements of Operations presentation will not impact Net income available to Voya Financial, Inc.’s common shareholders.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Hybrid Financial Instruments
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (ASC Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity" ("ASU 2014-16"), which requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including all embedded derivative features.

The provisions of ASU 2014-16 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Initial adoption of ASU 2014-16 may be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or on a full retrospective basis, with application to all prior periods presented. The Company does not expect ASU 2014-16 to have an impact on the Company's financial condition, results of operations or cash flows.

Collateralized Financing Entities
In August 2014, the FASB issues ASU 2014-13, "Consolidation (ASC Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" ("ASU 2014-13"), which allows an entity to elect to measure the financial assets and financial liabilities of a consolidated collateralized financing entity using either:

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
The Company plans to adopt the provisions of ASU 2014-13 on January 1, 2016 using the modified retrospective method, and is still in the process of finalizing implementation and determining the impact of adoption; therefore, the following estimate is subject to change. The Company currently estimates that, subsequent to the adoption of ASU 2015-02, the adoption of ASU 2014-13 will result in an increase of $17.8 in Collateralized loan obligations notes, at fair value using the fair value option, related to consolidated investment entities, with an offsetting decrease to appropriated retained deficit of $17.8, resulting in the elimination of appropriated retained earnings related to consolidated investment entities.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,136.4	$517.6	$5.0	$—	$3,649.0	$—
U.S. Government agencies and authorities	309.8	43.1	0.3	—	352.6	—
State, municipalities and political subdivisions	1,337.8	26.2	17.8	—	1,346.2	—
U.S. corporate public securities	32,794.3	1,647.4	825.7	—	33,616.0	9.6
U.S. corporate private securities	6,527.5	246.1	132.5	—	6,641.1	—
Foreign corporate public securities and foreign governments(1)	8,129.1	267.9	373.4	—	8,023.6	—
Foreign corporate private securities(1)	7,252.5	272.6	176.5	—	7,348.6	—

Residential mortgage-backed securities:
Agency	4,522.7	350.0	15.7	58.6	4,915.6	—
Non-Agency	779.3	138.2	8.9	36.3	944.9	46.5
Total Residential mortgage-backed securities	5,302.0	488.2	24.6	94.9	5,860.5	46.5
Commercial mortgage-backed securities	3,967.8	133.6	8.8	—	4,092.6	6.7
Other asset-backed securities	1,097.8	58.1	13.5	—	1,142.4	4.4

Total fixed maturities, including securities pledged	69,855.0	3,700.8	1,578.1	94.9	72,072.6	67.2
Less: Securities pledged	1,082.1	79.7	49.2	—	1,112.6	—
Total fixed maturities	68,772.9	3,621.1	1,528.9	94.9	70,960.0	67.2

Equity securities:
Common stock	210.1	0.5	0.2	—	210.4	—
Preferred stock	90.3	31.0	—	—	121.3	—
Total equity securities	300.4	31.5	0.2	—	331.7	—

Total fixed maturities and equity securities investments	$69,073.3	$3,652.6	$1,529.1	$94.9	$71,291.7	$67.2
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2015, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,334.1	$1,353.2
After one year through five years	13,423.6	13,843.2
After five years through ten years	20,509.4	20,511.7
After ten years	24,220.3	25,269.0
Mortgage-backed securities	9,269.8	9,953.1
Other asset-backed securities	1,097.8	1,142.4
Fixed maturities, including securities pledged	$69,855.0	$72,072.6

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.
As of December 31, 2015 and 2014, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2015
Communications	$3,956.0	$251.0	$73.0	$4,134.0
Financial	7,937.8	473.0	53.2	8,357.6
Industrial and other companies	24,762.3	1,020.4	542.0	25,240.7
Energy	7,871.5	127.9	668.1	7,331.3
Utilities	7,540.3	457.4	89.8	7,907.9
Transportation	1,705.3	70.5	40.2	1,735.6
Total	$53,773.2	$2,400.2	$1,466.3	$54,707.1

December 31, 2014
Communications	$3,934.5	$512.4	$5.7	$4,441.2
Financial	7,568.1	729.3	7.6	8,289.8
Industrial and other companies	23,893.8	1,762.8	126.2	25,530.4
Energy	8,222.2	549.7	112.5	8,659.4
Utilities	6,986.1	756.7	12.0	7,730.8
Transportation	1,494.1	151.9	3.9	1,642.1
Total	$52,098.8	$4,462.8	$267.9	$56,293.7

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2015 and 2014, approximately 49.3% and 44.4% respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2015 and 2014, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2015 and 2014, the fair value of loaned securities was $466.4 and $545.9, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $484.4 and $563.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, liabilities to return collateral of $484.4 and $563.9, respectively, is included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2015	December 31, 2014
U.S. Treasuries	$—	$205.4
U.S. Government agencies and authorities	—	17.3
U.S. corporate public securities	265.4	216.7
Foreign corporate public securities and foreign governments	219.0	124.5
Payables under securities loan agreements	$484.4	$563.9

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2015:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$482.2	$5.0	$—	$—	$—	$—	$482.2	$5.0
U.S. Government agencies and authorities	49.3	0.3	—	—	—	—	49.3	0.3
State, municipalities and political subdivisions	415.4	4.7	340.2	12.4	1.2	0.7	756.8	17.8
U.S. corporate public securities	5,072.0	201.3	6,196.9	481.9	642.9	142.5	11,911.8	825.7
U.S. corporate private securities	989.0	27.7	945.8	82.9	103.3	21.9	2,038.1	132.5
Foreign corporate public securities and foreign governments	2,101.4	83.9	1,291.2	151.6	472.2	137.9	3,864.8	373.4
Foreign corporate private securities	1,410.4	114.2	569.2	46.0	56.8	16.3	2,036.4	176.5
Residential mortgage-backed	306.3	4.0	198.0	4.1	350.0	16.5	854.3	24.6
Commercial mortgage-backed	502.9	4.3	112.5	3.0	1.3	1.5	616.7	8.8
Other asset-backed	183.8	0.6	18.2	0.1	185.4	12.8	387.4	13.5
Total	$11,512.7	$446.0	$9,672.0	$782.0	$1,813.1	$350.1	$22,997.8	$1,578.1

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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 83.8% and 96.2% of the average book value as of December 31, 2015 and 2014, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2015
Six months or less below amortized cost	$11,792.1	$1,863.4		$394.6	$524.5		1,051	130
More than six months and twelve months or less below amortized cost	9,465.3	48.3		518.0	23.2		737	5
More than twelve months below amortized cost	1,351.5	55.3		102.5	15.3		322	8
Total	$22,608.9	$1,967.0		$1,015.1	$563.0		2,110	143

December 31, 2014
Six months or less below amortized cost	$5,162.1	$117.8		$140.2	$26.5		537	16
More than six months and twelve months or less below amortized cost	324.3	—	*	19.7	—	*	68	1
More than twelve months below amortized cost	4,237.2	8.6		134.1	3.1		493	7
Total	$9,723.6	$126.4		$294.0	$29.6		1,098	24
* Less than $0.1.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses			Number of Securities
	< 20%	> 20%	< 20%		> 20%	< 20%	> 20%
December 31, 2015
U.S. Treasuries	$487.2	$—	$5.0		$—	21	—
U.S. Government agencies and authorities	49.6	—	0.3		—	1	—
State, municipalities and political subdivisions	772.6	2.0	17.1		0.7	117	3
U.S. corporate public securities	11,712.1	1,025.4	542.7		283.0	955	73
U.S. corporate private securities	2,006.6	164.0	85.1		47.4	92	4
Foreign corporate public securities and foreign governments	3,570.1	668.1	173.9		199.5	331	48
Foreign corporate private securities	2,115.3	97.6	148.3		28.2	86	5
Residential mortgage-backed	875.1	3.8	22.7		1.9	327	7
Commercial mortgage-backed	622.7	2.8	7.3		1.5	56	1
Other asset-backed	397.6	3.3	12.7		0.8	124	2
Total	$22,608.9	$1,967.0	$1,015.1		$563.0	2,110	143

December 31, 2014
U.S. Treasuries	$124.1	$—	$0.9		$—	8	—
U.S. Government agencies and authorities	6.4	—	—	*	—	1	—
State, municipalities and political subdivisions	44.1	1.0	0.2		0.3	9	1
U.S. corporate public securities	4,737.5	8.8	137.6		2.1	383	3
U.S. corporate private securities	635.2	45.0	13.7		10.5	31	1
Foreign corporate public securities and foreign governments	2,115.0	36.2	93.1		8.0	219	5
Foreign corporate private securities	521.5	21.0	12.6		4.3	20	1
Residential mortgage-backed	1,042.8	4.0	19.5		2.1	321	8
Commercial mortgage-backed	121.2	4.0	0.5		0.9	17	1
Other asset-backed	375.8	6.4	15.9		1.4	89	4
Total	$9,723.6	$126.4	$294.0		$29.6	1,098	24
*Less than $0.1.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	4.2	—	0.2	—
Non-agency RMBS 80% - 90%	50.7	—	2.3	—
Non-agency RMBS < 80%	306.4	1.5	17.5	0.3
Agency RMBS	704.2	3.8	13.8	1.9
Other ABS (Non-RMBS)	207.2	1.8	1.6	0.5
Total RMBS and Other ABS	$1,272.7	$7.1	$35.4	$2.7

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2015	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$270.3	$1.5	$14.3	$0.3
Non-agency RMBS > 5% - 10%	20.9	—	0.4	—
Non-agency RMBS > 0% - 5%	36.9	—	2.4	—
Non-agency RMBS 0%	33.2	—	2.9	—
Agency RMBS	704.2	3.8	13.8	1.9
Other ABS (Non-RMBS)	207.2	1.8	1.6	0.5
Total RMBS and Other ABS	$1,272.7	$7.1	$35.4	$2.7

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2015	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$802.9	$2.4	$14.0	$0.6
Floating Rate	469.8	4.7	21.4	2.1
Total	$1,272.7	$7.1	$35.4	$2.7
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans. For the year ended December 31, 2014, the Company had no new troubled debt restructurings for private placement bonds and one new troubled debt restructuring for commercial mortgage loans with a pre-modification and post-modification carrying value of $1.9.

As of December 31, 2015, the Company held 9 commercial mortgage troubled debt restructured loans with a carrying value of $15.3. Of these 9 loans, 8 were restructured in August 2013 with a pre-modification and post modification carrying value of $41.8. These loans represent what remains of an initial portfolio of 20 restructures with a pre-modification and post modification carrying value of $88.6. This portfolio of loans is comprised of cross-defaulted, cross-collateralized individual loans, which are owned by the same sponsor. Between the date of the troubled debt restructurings and December 31, 2015, this portfolio of loans has repaid $75.4 in principal.

As of December 31, 2015 and 2014, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2015			December 31, 2014
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$20.2	$10,430.5	$10,450.7	$72.8	$9,724.1	$9,796.9
Collective valuation allowance for losses	N/A	(3.2)	(3.2)	N/A	(2.8)	(2.8)
Total net commercial mortgage loans	$20.2	$10,427.3	$10,447.5	$72.8	$9,721.3	$9,794.1
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2015 and 2014.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2015	December 31, 2014
Collective valuation allowance for losses, balance at January 1	$2.8	$3.8
Addition to (reduction of) allowance for losses	0.4	(1.0)
Collective valuation allowance for losses, end of period	$3.2	$2.8

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2015	December 31, 2014
Impaired loans without allowances for losses	$20.2	$72.8
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$20.2	$72.8
Unpaid principal balance of impaired loans	$21.7	$75.3

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2015	December 31, 2014
Troubled debt restructured loans	$15.3	$65.5

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2015 and 2014.

There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $3.1. There were no loans in arrears, with respect to principal and interest as of December 31, 2014.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Impaired loans, average investment during the period (amortized cost)(1)	$46.5	$83.6	$55.6
Interest income recognized on impaired loans, on an accrual basis(1)	2.4	4.8	2.9
Interest income recognized on impaired loans, on a cash basis(1)	2.6	4.5	2.9
Interest income recognized on troubled debt restructured loans, on an accrual basis	1.9	4.2	2.4
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Loan-to-Value Ratio:
0% - 50%	$1,388.0	$1,460.6
>50% - 60%	2,694.1	2,261.6
>60% - 70%	5,670.2	5,514.8
>70% - 80%	679.6	541.3
>80% and above	18.8	18.6
Total Commercial mortgage loans	$10,450.7	$9,796.9
(1)Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$8,112.1	$7,096.2
>1.25x - 1.5x	1,489.5	1,392.1
>1.0x - 1.25x	550.3	906.7
Less than 1.0x	158.6	385.9
Commercial mortgage loans secured by land or construction loans	140.2	16.0
Total Commercial mortgage loans	$10,450.7	$9,796.9
(1)Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,605.3	24.9%	$2,395.9	24.6%
South Atlantic	2,318.9	22.2%	2,028.0	20.7%
Middle Atlantic	1,499.1	14.3%	1,402.0	14.3%
West South Central	1,103.7	10.6%	1,147.7	11.7%
Mountain	924.2	8.8%	832.2	8.5%
East North Central	1,103.3	10.6%	1,030.8	10.5%
New England	222.8	2.1%	197.0	2.0%
West North Central	488.8	4.7%	514.0	5.2%
East South Central	184.6	1.8%	249.3	2.5%
Total Commercial mortgage loans	$10,450.7	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2015(1)		December 31, 2014(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,672.8	35.1%	$3,408.4	34.8%
Industrial	2,161.3	20.7%	2,283.0	23.3%
Apartments	1,942.9	18.6%	1,680.7	17.2%
Office	1,617.7	15.5%	1,246.5	12.7%
Hotel/Motel	425.0	4.1%	382.7	3.9%
Other	525.9	5.0%	449.1	4.6%
Mixed Use	105.1	1.0%	346.5	3.5%
Total Commercial mortgage loans	$10,450.7	100.0%	$9,796.9	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2015(1)	December 31, 2014(1)
Year of Origination:
2015	$2,114.0	$—
2014	1,896.0	1,940.9
2013	2,024.8	2,137.5
2012	1,423.3	1,642.8
2011	1,237.7	1,533.5
2010	211.9	251.0
2009 and prior	1,543.0	2,291.2
Total Commercial mortgage loans	$10,450.7	$9,796.9
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$0.5	1	$—	—
U.S. corporate public securities	41.1	27	14.9	42	—	—
Foreign corporate public securities and foreign governments(1)	63.9	16	6.9	12	—	—
Foreign corporate private securities(1)	1.9	1	—	—	5.1	1
Residential mortgage-backed	7.1	68	7.3	93	17.4	118
Commercial mortgage-backed	0.9	2	0.2	7	0.6	3
Other asset-backed	2.0	3	0.8	17	8.9	8
Equity	0.1	1	0.9	2	3.0	2
Other assets(2)	—	—	0.1	1	0.7	1
Total	$117.0	118	$31.6	175	$35.7	133
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Consolidated Balance Sheets.

The above tables include $15.0, $7.8 and $21.2 of write-downs related to credit impairments for the years ended December 31, 2015, 2014 and 2013, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $102.0, $23.8 and $14.5 for the years ended December 31, 2015, 2014 and 2013, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$0.5	1	$—	—
U.S. corporate public securities	41.1	26	14.5	42	—	—
Foreign corporate public securities and foreign governments(1)	58.0	15	6.9	12	—	—
Foreign corporate private securities(1)	—	—	—	—	—	—
Residential mortgage-backed	1.9	14	1.5	26	6.6	22
Commercial mortgage-backed	0.9	2	0.2	7	0.6	3
Other asset-backed	0.1	1	0.2	14	7.3	2
Equity	—	—	—	—	—	—
Other assets	—	—	—	—	—	—
Total	$102.0	58	$23.8	102	$14.5	27
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$86.8	$114.2	$126.3
Additional credit impairments:
On securities not previously impaired	—	1.8	3.5
On securities previously impaired	6.9	4.8	8.1
Reductions:
Increase in cash flows	1.1	2.0	—
Securities sold, matured, prepaid or paid down	17.3	32.0	23.7
Balance at December 31	$75.3	$86.8	$114.2

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities	$3,970.1	$4,001.0	$3,952.5
Equity securities, available-for-sale	10.1	12.8	10.0
Mortgage loans on real estate	553.9	495.8	483.9
Policy loans	110.0	113.0	118.3
Short-term investments and cash equivalents	3.0	3.0	3.5
Other	(0.3)	(4.9)	125.3	(1)
Gross investment income	4,646.8	4,620.7	4,693.5
Less: investment expenses	9.0	5.9	4.5
Net investment income	$4,637.8	$4,614.8	$4,689.0
(1) Includes $143.8 in conjunction with a bankruptcy settlement for a prime broker who held assets on behalf of a limited partnership previously written down to realizable value.

As of December 31, 2015 and 2014 , the Company had $3.4 and $0.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. The cost of the investments on disposal is generally determined based on FIFO methodology.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Fixed maturities, available-for-sale, including securities pledged	$(122.2)	$63.6	$85.0
Fixed maturities, at fair value option	(434.4)	(177.3)	(449.4)
Equity securities, available-for-sale	0.1	17.9	(2.8)
Derivatives	(150.6)	12.7	(3,152.9)
Embedded derivatives - fixed maturities	(20.9)	(10.6)	(107.5)
Guaranteed benefit derivatives	(7.2)	(804.4)	1,092.7
Other investments	1.9	19.7	(1.9)
Net realized capital gains (losses)	$(733.3)	$(878.4)	$(2,536.8)
After-tax net realized capital gains (losses)	$(482.4)	$(517.5)	$(1,694.5)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Proceeds on sales	$6,778.2	$8,580.8	$10,559.8
Gross gains	101.5	188.6	185.2
Gross losses	122.9	96.6	77.7

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

Options: The Company uses put options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. The Company also uses call options to hedge against an increase in various equity indices. Such increases may result in increased payments to the holders of the FIA and IUL contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2015			December 31, 2014
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting (1)
Cash flow hedges:
Interest rate contracts	$524.0	$73.3	$—	$736.0	$114.6	$—
Foreign exchange contracts	174.7	36.4	—	174.7	25.3	—
Fair value hedges:
Interest rate contracts	551.4	0.8	9.8	566.4	2.4	13.4
Derivatives: Non-qualifying for hedge accounting (1)
Interest rate contracts	65,169.4	1,055.0	352.2	66,474.0	1,108.0	563.2
Foreign exchange contracts	1,281.9	60.5	37.0	1,373.1	45.3	26.8
Equity contracts	19,738.4	286.2	65.8	21,165.7	483.1	209.9
Credit contracts	4,266.3	26.3	22.7	4,221.0	40.9	36.0
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	94.9	—	N/A	115.8	—
Within products	N/A	—	3,907.2	N/A	—	3,600.6
Within reinsurance agreements	N/A	—	25.2	N/A	—	139.6
Managed custody guarantees	N/A	—	0.3	N/A	—	—
Total		$1,633.4	$4,420.2		$1,935.4	$4,589.5
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the first quarter of 2017.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2015 and 2014. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,266.3	$26.3	$22.7
Equity contracts	12,034.9	228.6	53.9
Foreign exchange contracts	1,456.6	96.9	37.0
Interest rate contracts	57,145.6	1,129.1	360.1
		1,480.9	473.7
Counterparty netting(1)		(415.6)	(415.6)
Cash collateral netting(1)		(848.1)	(12.6)
Securities collateral netting(1)		(24.3)	(24.4)
Net receivables/payables		$192.9	$21.1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2015, the Company held $640.9 and $195.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2014, the Company held $515.8 and $119.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2015, the Company delivered $646.2 of securities and held $24.8 securities as collateral. As of December 31, 2014, the Company delivered $638.7 securities and held $159.3 of securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1.6	$0.7	$0.4
Foreign exchange contracts	2.3	2.0	0.4
Fair value hedges:
Interest rate contracts	(6.1)	(17.2)	21.1
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	80.5	821.1	(1,058.5)
Foreign exchange contracts	62.0	106.0	75.7
Equity contracts	(294.9)	(909.7)	(2,217.2)
Credit contracts	4.0	9.8	25.2
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(20.9)	(10.6)	(107.5)
Within products(2)	(7.1)	(804.5)	1,092.5
Within reinsurance agreements(3)	125.1	(77.6)	90.4
Managed custody guarantees(2)	(0.1)	0.1	0.2
Total	$(53.6)	$(879.9)	$(2,077.3)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2015, the fair values of credit default swaps of $26.3 and $22.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2014, the fair values of credit default swaps of $40.9 and $36.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

4.    Fair Value Measurements (excluding Consolidated Investment Entities)

Fair Value Measurement

The Company categorizes its financial instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique, pursuant to ASU 2011-04, "Fair Value Measurements (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP" ("ASU 2011-04"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

•
Level 1 - Unadjusted quoted prices for identical assets or liabilities in an active market. The Company defines an active market as a market in which transactions take place with sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Quoted prices in markets that are not active or valuation techniques that require inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;
b) Quoted prices for identical or similar assets or liabilities in non-active markets;
c) Inputs other than quoted market prices that are observable; and
d) Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•
Level 3 - Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These valuations, whether derived internally or obtained from a third party, use critical assumptions that are not widely available to estimate market participant expectations in valuing the asset or liability.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,030.6	$618.4	$—	$3,649.0
U.S. Government agencies and authorities	—	352.6	—	352.6
State, municipalities and political subdivisions	—	1,346.2	—	1,346.2
U.S. corporate public securities	—	33,609.1	6.9	33,616.0
U.S. corporate private securities	—	5,600.8	1,040.3	6,641.1
Foreign corporate public securities and foreign governments(1)	—	8,009.8	13.8	8,023.6
Foreign corporate private securities(1)	—	6,918.2	430.4	7,348.6
Residential mortgage-backed securities	—	5,764.4	96.1	5,860.5
Commercial mortgage-backed securities	—	4,061.2	31.4	4,092.6
Other asset-backed securities	—	1,097.9	44.5	1,142.4
Total fixed maturities, including securities pledged	3,030.6	67,378.6	1,663.4	72,072.6
Equity securities, available-for-sale	234.3	—	97.4	331.7
Derivatives:
Interest rate contracts	—	1,129.1	—	1,129.1
Foreign exchange contracts	—	96.9	—	96.9
Equity contracts	57.6	168.1	60.5	286.2
Credit contracts	—	18.0	8.3	26.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,617.7	51.7	—	4,669.4
Assets held in separate accounts	91,887.2	4,623.7	3.9	96,514.8
Total assets	$99,827.4	$73,466.1	$1,833.5	$175,127.0
Percentage of Level to total	57.0%	42.0%	1.0%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,820.1	$1,820.1
IUL	—	—	52.6	52.6
GMAB/GMWB/GMWBL	—	—	1,873.5	1,873.5
Stabilizer and MCGs	—	—	161.3	161.3
Other derivatives:
Interest rate contracts	1.9	360.1	—	362.0
Foreign exchange contracts	—	37.0	—	37.0
Equity contracts	11.9	53.9	—	65.8
Credit contracts	—	6.3	16.4	22.7
Embedded derivative on reinsurance	—	25.2	—	25.2
Total liabilities	$13.8	$482.5	$3,923.9	$4,420.2
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,262.0	$642.0	$—	$3,904.0
U.S. Government agencies and authorities	—	435.9	—	435.9
State, municipalities and political subdivisions	—	694.4	—	694.4
U.S. corporate public securities	—	34,239.9	103.8	34,343.7
U.S. corporate private securities	—	5,418.3	978.8	6,397.1
Foreign corporate public securities and foreign governments(1)	—	8,375.7	13.5	8,389.2
Foreign corporate private securities(1)	—	7,619.8	435.2	8,055.0
Residential mortgage-backed securities	—	6,562.6	94.2	6,656.8
Commercial mortgage-backed securities	—	4,166.2	22.0	4,188.2
Other asset-backed securities	—	1,585.0	10.1	1,595.1
Total fixed maturities, including securities pledged	3,262.0	69,739.8	1,657.6	74,659.4
Equity securities, available-for-sale	215.5	—	56.3	271.8
Derivatives:
Interest rate contracts	—	1,225.0	—	1,225.0
Foreign exchange contracts	—	70.6	—	70.6
Equity contracts	104.7	296.6	81.8	483.1
Credit contracts	—	30.9	10.0	40.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,924.8	138.5	6.0	5,069.3
Assets held in separate accounts	100,692.4	5,313.1	2.3	106,007.8
Total assets	$109,199.4	$76,814.5	$1,814.0	$187,827.9
Percentage of Level to total	58.1%	40.9%	1.0%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,970.0	$1,970.0
IUL	—	—	—	—
GMAB/GMWB/GMWBL	—	—	1,527.7	1,527.7
Stabilizer and MCGs	—	—	102.9	102.9
Other derivatives:
Interest rate contracts	—	576.6	—	576.6
Foreign exchange contracts	—	26.8	—	26.8
Equity contracts	8.2	201.7	—	209.9
Credit contracts	—	16.3	19.7	36.0
Embedded derivative on reinsurance	—	139.6	—	139.6
Total liabilities	$8.2	$961.0	$3,620.3	$4,589.5
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

U.S. corporate public securities, Foreign corporate public securities and foreign governments: Fair value is determined using third-party commercial pricing services, with the primary inputs being benchmark yields, trades of comparable securities, issuer ratings, bids and credit spreads off benchmark yields.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2015, $1.6 billion and $57.6 billion of a total fair value of $72.1 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing. As of December 31, 2014, $1.5 billion and $59.7 billion of a total fair value of $74.7 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using a matrix-based pricing.

All prices and broker quotes obtained go through the review process described above including valuations for which only one broker quote is obtained. After review, for those instruments where the price is determined to be appropriate, the unadjusted price provided is used for financial statement valuation. If it is determined that the price is questionable, another price may be requested from a different vendor. The internal valuation committee then reviews all prices for the instrument again, along with information from the review, to determine which price best represents exit price for the instrument.

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

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates.The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments, including those priced by third party vendors, are valued based on market observable inputs and are classified as Level 2.

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

Guaranteed benefit derivatives: The Company records reserves for annuity contracts containing GMAB, GMWB and GMWBL riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

The index-crediting feature in the Company's FIA and IUL contracts is an embedded derivative that is required to be accounted for separately from the host contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts for FIAs and over the current indexed term for IULs. The cash flow estimates are produced by market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The discount rate used to determine the fair value of the Company's GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit default swap spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the priority of policyholder claims.

The Company's valuation actuaries are responsible for the policies and procedures for valuing the embedded derivatives, reflecting the capital markets and actuarial valuation inputs and nonperformance risk in the estimate of the fair value of the embedded derivatives. The actuarial and capital market assumptions for each liability are approved by each product's Chief Risk Officer ("CRO"), including an independent annual review by the CRO. Models used to value the embedded derivatives must comply with the Company's governance policies.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2015 and 2014. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. corporate public securities	103.8	—	(0.6)	—	—	—	(2.0)	—	(94.3)	6.9	—
U.S. corporate private securities	978.8	0.5	(41.0)	308.9	—	(10.2)	(263.6)	66.9	—	1,040.3	0.2
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(1.4)	—	—	—	(7.6)	15.2	—	13.8	(5.9)
Foreign corporate private securities(1)	435.2	(1.2)	(8.9)	15.1	—	—	(103.7)	93.9	—	430.4	(1.8)
Residential mortgage-backed securities	94.2	(7.1)	(4.7)	9.9	—	(5.6)	(0.6)	12.6	(2.6)	96.1	(10.8)
Commercial mortgage-backed securities	22.0	—	(0.2)	37.6	—	—	(6.0)	—	(22.0)	31.4	—
Other asset-backed securities	10.1	—	0.1	39.0	—	—	(2.5)	34.9	(37.1)	44.5	—
Total fixed maturities including securities pledged	1,657.6	(13.7)	(56.7)	410.5	—	(15.8)	(386.0)	223.5	(156.0)	1,663.4	(18.3)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$2.6	$1.6	$39.9	$—	$(3.0)	$—	$—	$—	$97.4	$(0.1)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,970.0)	229.2	—	—	(253.6)	—	174.3	—	—	(1,820.1)	—
IUL(2)	—	8.7	—	—	(64.6)	—	3.3	—	—	(52.6)	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	(191.4)	—	—	(155.0)	—	0.6	—	—	(1,873.5)	—
Stabilizer and MCGs(2)	(102.9)	(53.7)	—	—	(4.7)	—	—	—	—	(161.3)	—
Other derivatives, net	72.1	(37.8)	—	39.7	—	—	(21.6)	—	—	52.4	(19.6)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	(6.0)	—	—	—	—
Assets held in separate accounts(5)	2.3	(0.1)	—	4.1	—	(0.1)	—	—	(2.3)	3.9	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2014
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. Government agencies and authorities	$14.4	$—	$—	$—	$—	$—	$—	$—	$(14.4)	$—	$—
U.S. corporate public securities	129.0	(0.2)	(0.3)	16.2	—	(4.3)	(60.0)	26.4	(3.0)	103.8	0.1
U.S. corporate private securities	327.5	(0.1)	(6.7)	266.8	—	—	(67.3)	458.6	—	978.8	(0.2)
Foreign corporate public securities and foreign governments(1)	19.2	—	(5.3)	—	—	—	(0.4)	—	—	13.5	—
Foreign corporate private securities(1)	135.1	0.2	(9.4)	94.0	—	—	(10.9)	262.2	(36.0)	435.2	0.2
Residential mortgage-backed securities	98.6	(9.8)	1.7	15.9	—	—	(1.9)	8.8	(19.1)	94.2	(9.8)
Commercial mortgage-backed securities	—	—	—	22.0	—	—	—	—	—	22.0	—
Other asset-backed securities	59.2	6.9	(5.9)	—	—	—	(38.4)	—	(11.7)	10.1	0.1
Total fixed maturities including securities pledged	783.0	(3.0)	(25.9)	414.9	—	(4.3)	(178.9)	756.0	(84.2)	1,657.6	(9.6)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2014 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$55.3	$(0.9)	$2.0	$—	$—	$(0.1)	$—	$—	$—	$56.3	$(0.9)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,736.7)	(198.0)	—	—	(166.2)	—	130.9	—	—	(1,970.0)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(865.9)	(508.2)	—	—	(154.3)	—	0.7	—	—	(1,527.7)	—
Stabilizer and MCGs(2)	—	(98.2)	—	—	(4.7)	—	—	—	—	(102.9)	—
Other derivatives, net	80.3	37.2	—	32.7	—	—	(78.1)	—	—	72.1	(8.2)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	(0.1)	6.1	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	13.1	0.1	—	1.2	—	(4.4)	—	0.2	(7.9)	2.3	(0.1)
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2015 and 2014, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Quantitative information about the significant unobservable inputs used in the Company's Level 3 fair value measurements of its guaranteed benefit derivatives is presented in the following sections and table.

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

Significant unobservable inputs used in the fair value measurements of IULs include nonperformance risk and policyholder behavior assumptions, such as lapses. Such inputs are monitored quarterly.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2015:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—		—		0.1% to 7.3%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 16%		-32% to 16%		—		—		—
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%		0.23% to 0.9%		0.23% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%		—		—
Lapses	0.08% to 22%	(3) (4)	0.08% to 25%	(3) (4)	0% to 60%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

(2)
Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 36% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2015 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.3	$—	*	$2.3	9.0
60-69	6.2	—	*	6.2	4.2
70+	5.5	—	*	5.5	2.4
	$14.0	$—	*	$14.0	4.9
* Less than $0.1
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

(4)
The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2015 (account value amounts are in $ billions).

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$5.0		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%

After Surrender Charge Period
	In the Money**	$—	*	2.5% to 22.5%	$9.1		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	90%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	10%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

(8)	The mortality rate, along with the associated cost of insurance charges, are based on the 2001 Commissioner's Standard Ordinary table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2014:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		IUL	Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—	—
Interest rate implied volatility	0.2% to 16%		0.2% to 16%		—		—	0.2% to 7.6%
Correlations between:
Equity Funds	49% to 98%		49% to 98%		—		—	—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—	—
Interest Rates and Equity Funds	-32% to -4%		-32% to -4%		—		—	—
Nonperformance risk	0.13% to 1.1%		0.13% to 1.1%		0.13% to 1.1%		—	0.13% to 1.1%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—	—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 5%		—	—
Lapses	0.08% to 24%	(3) (4)	0.08% to 31%	(3) (4)	0% to 60%	(3)	—	0% to 50%	(5)
Policyholder Deposits(5)	—		—		—		—	0% to 65%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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

(4)
The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of December 31, 2014 (account value amounts are in $ billions):

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

Generally, the following will cause an increase (decrease) in the FIA and IUL embedded derivative fair value liabilities:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$72,072.6	$72,072.6	$74,659.4	$74,659.4
Equity securities, available-for-sale	331.7	331.7	271.8	271.8
Mortgage loans on real estate	10,447.5	10,881.4	9,794.1	10,286.6
Policy loans	2,002.7	2,002.7	2,104.0	2,104.0
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,669.4	4,669.4	5,069.3	5,069.3
Derivatives	1,538.5	1,538.5	1,819.6	1,819.6
Other investments	91.6	101.5	110.3	120.4
Assets held in separate accounts	96,514.8	96,514.8	106,007.8	106,007.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	51,361.7	56,884.4	49,791.9	55,112.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,488.5	1,463.1	1,593.0	1,564.8
Supplementary contracts, immediate annuities and other	2,948.1	3,162.8	2,535.3	2,706.2
Derivatives:
Guaranteed benefit derivatives:
FIA	1,820.1	1,820.1	1,970.0	1,970.0
IUL	52.6	52.6	—	—
GMAB / GMWB / GMWBL	1,873.5	1,873.5	1,527.7	1,527.7
Stabilizer and MCGs	161.3	161.3	102.9	102.9
Other derivatives	487.5	487.5	849.3	849.3
Long-term debt	3,485.9	3,772.7	3,515.7	3,875.4
Embedded derivative on reinsurance	25.2	25.2	139.6	139.6
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

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

Other investments: Primarily FHLB stock which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 1.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA	Total
Balance at January 1, 2013	$3,221.6	$434.7	$3,656.3
Deferrals of commissions and expenses	395.8	13.7	409.5
Amortization:
Amortization	(669.0)	(98.1)	(767.1)
Interest accrued(1)	233.9	90.4	324.3
Net amortization included in Consolidated Statements of Operations	(435.1)	(7.7)	(442.8)
Change in unrealized capital gains/losses on available-for-sale securities	1,133.8	594.8	1,728.6
Balance at December 31, 2013	4,316.1	1,035.5	5,351.6
Deferrals of commissions and expenses	371.6	12.7	384.3
Amortization:
Amortization	(535.2)	(166.1)	(701.3)
Interest accrued(1)	233.8	88.2	322.0
Net amortization included in Consolidated Statements of Operations	(301.4)	(77.9)	(379.3)
Change in unrealized capital gains/losses on available-for-sale securities	(495.4)	(290.3)	(785.7)
Balance as of December 31, 2014	3,890.9	680.0	4,570.9
Deferrals of commissions and expenses	375.9	10.8	386.7
Amortization:
Amortization	(798.7)	(177.1)	(975.8)
Interest accrued(1)	228.1	84.3	312.4
Net amortization included in Consolidated Statements of Operations	(570.6)	(92.8)	(663.4)
Change in unrealized capital gains/losses on available-for-sale securities	661.3	414.6	1,075.9
Balance as of December 31, 2015	$4,357.5	$1,012.6	$5,370.1

(1)	Interest accrued at the following rates for VOBA: 3.5% to 7.5% during 2015, 3.1% to 7.5% during 2014 and 3.0% to 7.5% during 2013.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2016	$101.0
2017	79.8
2018	68.1
2019	64.4
2020	60.3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2015 and 2014:

	2015	2014
Future policy benefits:
Individual and group life insurance contracts	$8,356.5	$8,421.5
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	10,262.9	6,277.2
Accident and health	888.6	933.5
Total	$19,508.0	$15,632.2

Contract owner account balances:
GICs	$1,430.0	$1,512.6
Universal life-type contracts	14,892.2	17,032.9
Fixed annuities and payout contracts without life contingencies	38,531.7	37,201.8
Fixed-indexed annuities	13,810.2	13,572.2
Total	$68,664.1	$69,319.5

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

The Company also issues variable life, UL and VUL contracts where the Company contractually guarantees to the contract owner a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"), and other provisions that would produce expected gains from the insurance benefit function followed by losses from that function in later years.

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

The Company also has certain indexed annuity products which contain guaranteed withdrawal benefit provisions. This provision guarantees an annual withdrawal amount for life that is calculated as a percentage of the benefit base, which equals premium paid at the time of product issue, and can increase by a rollup percentage (mainly 7%, 6% or a percentage linked to indexed credits earned, depending on versions of the benefit) or annual ratchet. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on whether the benefit is for a single life or joint lives.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company's CBVA contracts offer one or more of the following guaranteed death and living benefits:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following assumptions and methodologies were used to determine the guaranteed reserves for CBVA contracts as of December 31, 2015 and 2014:

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

GMIB: The overall blended mean is 8.1% based on a single fund group.
GMAB/GMWB/GMWBL: Zero rate curve.

Volatility	GMDB: 15.1% for 2015 and 15.8% for 2014.
GMIB: 15.1% for 2015 and 15.8% for 2014.
GMAB/GMWB/GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality
Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement as of December 31, 2015 and the Annuity 2000 Basic table with mortality improvement as of December 31, 2014, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB/GMIB: 5.5% for 2015 and 2014.
GMAB/GMWB/GMWBL: Zero rate curve plus adjustment for nonperformance risk.

Variable annuity contracts containing guaranteed minimum death and living benefits expose the Company to equity risk. With a decline in the equity markets, the Company has exposure to increasing claims due to the guaranteed minimum benefits. On the other hand, with an increase in the equity markets, the Company's exposure to risks associated with the guaranteed minimum benefits generally decreases. In order to mitigate the risk associated with guaranteed death and living benefits, the Company enters into reinsurance agreements and derivative positions on various public market indices chosen to closely replicate contract owner variable fund returns.

The calculation of the GMDB, GMIB, GMAB, GMWB and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed living benefit feature.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for UL and VUL contracts, as well as variable annuity contracts containing guaranteed minimum death and living benefits, are recorded in separate account liabilities as follows as of December 31, 2015 and 2014. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2015, 2014 and 2013:

	Variable Life and Universal Life	GMDB	GMAB/ GMWB	GMIB	GMWBL	Stabilizer and MCGs(1)
Separate account liability at December 31, 2015	$503.3	$35,117.4	$629.7	$11,669.3	$14,114.2	$36,014.5
Separate account liability at December 31, 2014	$557.6	$40,629.8	$775.2	$14,014.9	$15,788.3	$38,012.3
Additional liability balance:
Balance at January 1, 2013	$1,671.2	$500.7	$84.9	$1,246.1	$1,905.5	$102.0
Incurred guaranteed benefits	442.5	(59.5)	(52.7)	(144.6)	(1,071.3)	(102.0)
Paid guaranteed benefits	(369.2)	(90.5)	(0.5)	(32.1)	—	—
Balance at December 31, 2013	1,744.5	350.7	31.7	1,069.4	834.2	—
Incurred guaranteed benefits	626.8	112.0	4.9	262.6	657.6	102.9
Paid guaranteed benefits	(402.1)	(74.5)	(0.7)	(175.8)	—	—
Balance at December 31, 2014	1,969.2	388.2	35.9	1,156.2	1,491.8	102.9
Incurred guaranteed benefits	615.3	238.1	(3.2)	447.8	349.6	58.4
Paid guaranteed benefits	(451.7)	(91.9)	(0.6)	(162.0)	—	—
Balance at December 31, 2015	$2,132.8	$534.4	$32.1	$1,442.0	$1,841.4	$161.3
(1)The Separate account liability at December 31, 2015 and 2014 includes $29.1 billion and $29.7 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $91.0 and $19.7, as of December 31, 2015 and 2014, respectively. The additional liability is recorded in Future policy benefits on the Consolidated Balance Sheets.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts were as follows as of December 31, 2015 and 2014:

	December 31, 2015
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$35,117.4	$629.7	$11,669.3	$14,114.2
Net amount at risk, net of reinsurance	$6,152.3	$18.8	$3,044.3	$2,106.3
Weighted average attained age	70	72	63	67

	December 31, 2014
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$40,629.8	$775.2	$14,014.9	$15,788.3
Net amount at risk, net of reinsurance	$5,048.3	$16.9	$2,360.7	$1,324.6
Weighted average attained age	70	71	63	66

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values.

The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
Universal and Variable Life Contracts:
Account value (general and separate account)	$3,309.2	$—	$3,335.1	$—
Net amount at risk, net of reinsurance	$16,955.1	$—	$16,851.1	$—
Weighted average attained age	62	—	61	—

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Equity securities (including mutual funds):
Equity funds	$26,612.5	$31,054.7
Bond funds	4,106.8	4,684.6
Balanced funds	4,918.1	5,461.3
Money market funds	602.8	671.2
Other	113.7	136.3
Total	$36,353.9	$42,008.1

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2015 and 2014 was $6.9 billion and $8.3 billion, respectively.

8.    Reinsurance

The Company has reinsurance treaties covering a portion of the mortality risks and guaranteed death and living benefits under its life insurance and annuity contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

The Company reinsures its business through a diversified group of reinsurers. The Company monitors trends in arbitration and any litigation outcomes with its reinsurers. Collectability of reinsurance balances are evaluated by monitoring ratings and evaluating the financial strength of its reinsurers. Large reinsurance recoverable balances with offshore or other non-accredited reinsurers are secured through various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit ("LOC").

Information regarding the effect of reinsurance is as follows as of the periods indicated:

	December 31, 2015
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$98.5	$387.6	$(453.0)	$33.1
Reinsurance recoverable	—	—	7,653.7	7,653.7
Total	$98.5	$387.6	$7,200.7	$7,686.8

Liabilities
Future policy benefits and contract owner account balances	$84,653.9	$3,518.2	$(7,653.7)	$80,518.4
Liability for funds withheld under reinsurance agreements	702.4	—	—	702.4
Total	$85,356.3	$3,518.2	$(7,653.7)	$81,220.8

	December 31, 2014
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$98.0	$393.1	$(444.4)	$46.7
Reinsurance recoverable	—	—	7,116.9	7,116.9
Total	$98.0	$393.1	$6,672.5	$7,163.6

Liabilities
Future policy benefits and contract owner account balances	$81,237.8	$3,713.9	$(7,116.9)	$77,834.8
Liability for funds withheld under reinsurance agreements	1,159.6	—	—	1,159.6
Total	$82,397.4	$3,713.9	$(7,116.9)	$78,994.4

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance is as follows for the periods indicated:

	Year ended December 31,
	2015	2014	2013
Premiums:
Direct premiums	$3,445.5	$2,891.0	$2,184.1
Reinsurance assumed	1,190.9	1,238.3	1,233.0
Reinsurance ceded	(1,611.9)	(1,502.9)	(1,460.8)
Net premiums	$3,024.5	$2,626.4	$1,956.3

Fee income:
Gross fee income	$3,485.3	$3,637.3	$3,671.4
Reinsurance ceded	(4.2)	(4.8)	(5.1)
Net fee income	$3,481.1	$3,632.5	$3,666.3

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$7,226.9	$6,159.4	$4,786.9
Reinsurance assumed	1,067.6	1,267.3	1,221.9
Reinsurance ceded(1)	(1,784.5)	(1,488.8)	(1,511.0)
Net interest credited and other benefits to contract owners / policyholders	$6,510.0	$5,937.9	$4,497.8
(1) Includes $452.7, $435.4 and $414.8 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2015, 2014 and 2013, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $1.8 billion and $1.9 billion as of December 31, 2015 and 2014, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Effective January 1, 2009, the Company executed a Master Asset Purchase Agreement (the "MPA") with respect to its individual reinsurance business whereby the Company recaptured business then-reinsured to Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited and Scottish Re (Dublin) Limited and immediately ceded 100% of such business to Hannover Re on a modified coinsurance, funds withheld, and coinsurance basis. Prior to September 24, 2015 the Company was obligated to maintain collateral for the statutory reserve requirements on the business transferred from the Company to Hannover Re or until Hannover Re elected the option to implement its own facility providing collateral for reinsurance between Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") ("Hannover Re Buyer Facility Agreement"). Hannover Re exercised this election and consequently, on September 24, 2015, the Company entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI ("Buyer Facility Agreement"). Under the Buyer Facility Agreement, the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD. Consequently, the Company has no remaining collateral requirement as of December 31, 2015 with respect to collateral provided by SLDI for the benefit of SLD. The Company's remaining collateral requirement as of December 31, 2014 was $2.4 billion. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $2.4 billion and $2.5 billion as of December 31, 2015 and 2014, respectively, is related to the reinsurance recoverable from Hannover Re under the MPA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Effective October 1, 2014, the Company disposed of an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") under an indemnity reinsurance arrangement for $448.1. Under the agreement, RGA contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. The Company recognized a loss of $89.4, composed of $32.8 in Other net realized capital gains on assets included in the transaction, $11.4 in Other-than-temporary impairments related to intent and $110.8 of transaction and ongoing expenses, recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2014. As of December 31, 2015 and 2014, the Reinsurance recoverable on the Consolidated Balance Sheets related to the Term Life Coinsurance Agreement was $517.8 and $461.3, respectively.

Effective April 1, 2015, the Company disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5. In connection with this transaction, the Company recognized a loss of $39.2, primarily related to intent impairments of assets included in the transaction and other transactions costs. As of December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $263.4.

Effective October 1, 2015, the Company disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company for $419.2. Under the terms of the agreement, RGA Reinsurance Company contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. The Company recognized a loss of $109.8, composed of $13.7 in Other net realized capital gains on assets included in the transaction, $3.6 in Other-than-temporary impairments related to intent and $119.9 of transaction and ongoing expenses recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $462.3.

9.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2015 and 2014, the Company had $31.1 in goodwill, which was related to the Investment Management segment. There is no accumulated impairment balance associated with this goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

Other Intangible Assets

The Company has the following assets included in Other intangible assets, which have been capitalized and are amortized over their expected economic lives.

The Company recorded Value of Management Contracts ("VMCR") from the acquisition of ReliaStar Life Insurance Company in 2000 that represent the right by the mutual fund advisor company to manage the assets that are held in the mutual funds business.

Customer relationship lists from the acquisition of CitiStreet, LLC in 2008 represent Value of Customer Relationship Acquired ("VOCRA") for contracts with customers that were in place at the time of the acquisition.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2015			December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550.0	$421.7	$128.3	$550.0	$394.2	$155.8
Customer relationship lists	20 years	115.8	59.0	56.8	115.8	50.0	65.8
Computer software	3 years	324.7	290.1	34.6	500.5	468.8	31.7
Total intangible assets		$990.5	$770.8	$219.7	$1,166.3	$913.0	$253.3

Amortization expense related to intangible assets was $58.6, $54.6 and $51.7 for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2016	$47.3
2017	38.9
2018	30.9
2019	27.5
2020	18.3
Thereafter	162.9

Amortization of intangible assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

10.    Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2015, common stock reserved and available for issuance under the 2013 Omnibus Plan was 259,536 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2015, common stock reserved and available for issuance under the 2014 Omnibus Plan was 11,921,484 shares.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including restricted stock units ("RSUs"), which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; performance share units ("PSUs"), which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options. Grants of equity-based awards under the Omnibus Plans are approved in advance by the Compensation and Benefits Committee (the "Committee") of the Board of Directors of the Company, and are subject to such terms and conditions as the Committee may determine, including in respect of vesting and forfeiture, subject to certain limitations provided in the Omnibus Plans. Equity-based awards under the Omnibus Plans may carry dividend equivalent rights, pursuant to which notional dividends accumulate on unvested equity awards and are paid, in cash, upon vesting. Except for stock option awards made during 2015, awards made under the Omnibus Plans, to date, have included dividend equivalent rights. Dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria and service conditions are met.

During each of the years ended December 31, 2015, 2014 and 2013 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

During the year ended December 31, 2015, the Company also awarded contingent stock options under the 2014 Omnibus Plan. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date, but to the extent that the relevant vesting condition has not been met by December 31, 2018, any unvested options will expire without value. If vested, the options have an exercise price of $37.60 per share.

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

Deal Incentive Awards: Upon closing of the IPO, RSUs were granted to employees of the Company under the 2013 Omnibus Plan in connection with Deal Incentive Awards. Deal Incentive Awards are conditional agreements to grant equity awards to certain employees of the Company, upon the closing of the IPO or upon the satisfaction of certain other conditions. RSUs granted in connection with Deal Incentive Awards were subject to certain vesting conditions, lockup period and other holding requirements.

During the years ended December 31, 2015 and 2014, 70,880 and 952,528 RSUs granted in connection with Deal Incentive Awards vested, respectively, and the underlying stock was issued.

Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("2013 Director Plan”), which the Company adopted in connection with the IPO. A total of 288,000 shares of Company common stock may be issued under the 2013 Director Plan. The material terms of the 2013 Director Plan are substantially consistent with the material terms of the 2013 Omnibus Plan described above.

Non-Employee Director Service Grants: During the years ended December 31, 2015, 2014, and 2013, the Company granted 19,913, 13,404 and 10,932 RSUs, respectively, to certain of its non-employee directors. These awards vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, however no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

During 2014, the Company provided certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the "Phantom Plan"). Awards made under the Phantom Plan were designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards were granted in the form of phantom RSUs and phantom PSUs, each of which was designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of December 31, 2015, the Company had 105,429 phantom RSUs and 56,855 phantom PSUs, respectively, outstanding to its employees.

ING Group Equity-Based Plans

Prior to the IPO, employees of the Company received equity-based compensation in the form of ING Group equity awards, pursuant to equity compensation plans adopted by ING Group. These plans included:

Long-term Sustainable Performance Plan: In 2012 and 2013, employees of the Company received ING Group-based equity awards under the Long-Term Sustainable Performance Plan ("LSPP”) of ING Group. LSPP awards made to Company employees are settled by delivery of ING Group American Depository Receipts ("ADRs”).

LSPP awards provided to the Company's employees in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan.

LSPP awards provided to the Company’s employees in 2012 were not converted and vested according to the terms of their original grant, with substantially all such awards having vested during or prior to the first quarter of 2015.

Equity Compensation Plan: In 2012 and 2013, certain employees of the Company (principally those employed within the Investment Management segment) received equity-based awards under ING America Insurance Holdings, Inc. Equity Compensation Plan (the "Equity Compensation Plan”). Substantially all Equity Compensation Plan awards granted in 2012 were settled in the form of ING Group ADRs on or before January 1, 2015.

Equity Compensation Plan awards to employees of the Company provided in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan. These awards vested on January 1, 2016.

Compensation Cost

The Company measures the cost of its share-based awards at their grant date fair value, which in the case of RSUs and PSUs is based upon the market value of the Company's common stock on the date of grant, and recognizes that cost over the vesting period. Differences in actual versus expected experience or changes in expected forfeitures are recognized in the period of change. Compensation expense is recognized in Operating expenses in the Consolidated Statements of Operations.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the year ended December 31, 2015:

Expected volatility	28.6%
Expected term (in years)	6.02
Strike price	$37.60
Risk-free interest rate	2.1%
Expected dividend yield	0.11%
Weighted average estimated fair value	$11.89

Although the vesting of the stock options is contingent on the satisfaction of performance conditions on or before December 31, 2018, the Company assumed for purposes of the award's fair value that such conditions would be met in full prior to such date.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company utilized the Simplified Method for the Expected term calculations. The Company does not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies is not easily obtainable. Furthermore, because the Company does not have historical stock prices for a period at least equal to the expected term, the Company estimated volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years.

The liability related to Phantom Plan awards is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of the unvested cash-settled awards issued under the Phantom Plan is remeasured at the end of each reporting period until the awards vest.

As a result of the reduction of ING Group's ownership in Voya Financial, Inc. to below 50% on March 25, 2014, as of such date the compensation cost associated with unvested ING Group equity awards held by the Company's employees began to be remeasured at each reporting date. The remeasured cost was recognized prospectively pro-rata based on the proportion of the total service period of the award falling after March 25, 2014. The corresponding amount for the 2012 ING Group LSPP awards, which were settled through the issuance of new ING Group equity securities, was recorded as a capital contribution. The corresponding amount for the 2012 Equity Compensation Plan awards, which were settled through the delivery of ING Group ADRs acquired by the Company in the secondary market, was recorded as a liability. The impact of the remeasurement of the compensation cost of these awards for the years ended December 31, 2015 and 2014 was immaterial.

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
RSUs (1)	$54.8	$45.4	$24.2
RSUs - Deal incentive awards	2.1	8.5	29.5
PSU awards(2)	45.2	60.1	40.6
Stock options	0.6	—	0.8
Phantom Plan	4.0	4.2	—
Total	106.7	118.2	95.1
Income tax benefit(3)	37.3	41.4	—
Share-based compensation	$69.4	$76.8	$95.1
(1) This table includes compensation costs of $0.8, $6.9 and $14.9 for ING Group RSUs awarded under the LSPP for the years ended December 31, 2015, 2014 and 2013, respectively.
(2) This table includes compensation costs of $7.9, $30.6 and $24.5 for ING Group PSUs awarded under the LSPP for the years ended December 31, 2015, 2014 and 2013, respectively.
(3) The Company recognized no income tax benefit due to valuation allowances for the year ended December 31, 2013. See the Income Taxes Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the periods indicated:

	RSUs		RSUs - Deal Incentive Awards		PSU Awards		Stock Options
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value	Number of Awards(2)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	3.2	$28.80	—	$—	0.6	$37.01	—	$—
Adjusted for PSU performance factor	N/A	N/A	N/A	N/A	0.2	37.08	—	—
Granted	1.3	44.06	0.1	30.03	0.9	44.22	3.8	11.89
Vested	(0.8)	26.66	(0.1)	30.03	(0.8)	37.15	—	—
Forfeited	(0.2)	33.24	—	—	(0.1)	43.25	—	—
Outstanding at December 31, 2015	3.5	$34.81	—	$—	0.8	$44.21	3.8	$11.89

Awards expected to vest as of December 31, 2015	3.5	$34.81	—	$—	0.8	$44.21	3.8	$11.89
(1)Based upon performance through December 31, 2015, recipients of performance awards would be entitled to 107.0% of shares at the vesting date. The performance awards are included in the preceding table as if the participants earn shares equal to 100% of the units granted.
(2)Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018. As of December 31, 2015, none of the performance conditions have been satisfied.

	RSUs	RSUs - Deal Incentive Awards	PSU Awards	Stock Options
Unrecognized compensation cost	$47.1	$—	$8.0	$44.6
Expected remaining weighted-average period of expense recognition (in years)	1.5	—	0.3	3.0

The total grant date fair value of shares vested for the year ended December 31, 2015 was $22.2, $2.1 and $28.8 for RSUs, RSUs - Deal Incentive Awards, PSU awards, respectively. During the year ended December 31, 2015, no stock options vested.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, December 31, 2012(1)	230.1	0.1	230.0
Common Shares issued	30.8	—	30.8
Common Shares acquired - share repurchase	—	—	—
Share-based compensation programs	0.9	—	0.9
Balance, December 31, 2013	261.8	0.1	261.7
Common Shares issued	—	—	—
Common Shares acquired - share repurchase	—	21.2	(21.2)
Share-based compensation programs	1.9	0.5	1.4
Balance, December 31, 2014	263.7	21.8	241.9
Common Shares issued	—	—	—
Common Shares acquired - share repurchase	—	34.3	(34.3)
Share-based compensation programs	1.6	0.1	1.5
Balance, December 31, 2015	265.3	56.2	209.1
(1) Share amounts give retroactive effect to the 2,295.248835-for-1 shares split effected on April 11, 2013.

Share Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock. These authorizations permit stock repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions or tender offers. Share repurchase authorizations typically expire if unused by a prescribed date.
On February 4, 2016, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $700.0. The current share repurchase authorization expires on December 31, 2016 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

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

12.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2015	2014	2013
Net income (loss) available to common shareholders
Net income (loss)	$538.6	$2,532.7	$788.6
Less: Net income (loss) attributable to noncontrolling interest	130.3	237.7	190.1
Net income (loss) available to common shareholders	$408.3	$2,295.0	$598.5

Weighted-average common shares outstanding
Basic	225.4	253.1	250.6
Dilutive Effects: (1)
RSUs	1.8	1.3	0.6
RSUs - Deal incentive awards	—	0.3	0.4
PSU awards	0.2	0.4	0.2
Diluted	227.4	255.1	251.8

Net income (loss) per common share
Basic	$1.81	$9.07	$2.39
Diluted	1.80	9.00	2.38
(1) For the years ended December 31, 2015, 2014 and 2013, weighted average shares used for calculating earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Insurance Subsidiaries

Principal Insurance Subsidiaries Statutory Equity and Income

Each of Voya Financial, Inc.'s four principal insurance subsidiaries (the "Principal Insurance Subsidiaries") is subject to minimum risk-based capital ("RBC") requirements established by the insurance departments of their respective states of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the National Association of Insurance Commissioners ("NAIC"), to authorized control level RBC, as defined by the NAIC. Each of the Company's Principal Insurance Subsidiaries exceeded the minimum RBC requirements that would require any regulatory or corrective action for all periods presented herein.

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company’s state of domicile, the entire amount or a portion of an insurance company’s asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2015, 2014 and 2013, the Principal Insurance Subsidiaries have no material prescribed or permitted practices that impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2015, 2014 and 2013 and statutory capital and surplus as of December 31, 2015 and 2014 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2015	2014	2013	2015	2014
Subsidiary Name (State of Domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$553.3	$335.6	$(55.8)	$2,074.8	$2,119.4
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	317.5	321.7	175.2	2,030.2	2,007.9
Security Life of Denver Insurance Company (CO)	(244.5)	141.6	(0.1)	858.3	1,128.8
ReliaStar Life Insurance Company ("RLI") (MN)	74.2	103.9	215.9	1,609.2	1,944.7

All of the Company's Principal Insurance Subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company's Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2016. However, as a result of the extraordinary dividend it paid in 2015, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings Inc. without domiciliary insurance regulatory approval which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings Inc. without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
	2016	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$447.5	$394.1	$216.3
Voya Retirement Insurance and Annuity Company (CT)	364.1	321.8	371.4
Security Life of Denver Insurance Company (CO)	54.9	111.6	32.5
ReliaStar Life Insurance Company (MN)	—	194.2	194.0

The following table summarizes dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$394.0	$216.0	$98.0	$—
Voya Retirement Insurance and Annuity Company (CT)	321.0	371.0	—	—
Security Life of Denver Insurance Company (CO)	111.0	32.0	130.0	—
ReliaStar Life Insurance Company (MN)	194.0	193.0	280.0	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In June 2015, VIAC declared an extraordinary distribution of $98.0, subject to the receipt of approval by the Iowa Division of Insurance. The Iowa Division of Insurance provided notice of approval on June 25, 2015 and VIAC paid the extraordinary distribution on June 26, 2015. In June 2015, RLI declared an extraordinary distribution of $280.0, subject to receipt of approval by the Minnesota Insurance Division. The Minnesota Insurance Division provided notice of approval on July 31, 2015 and RLI paid the extraordinary distribution on August 3, 2015. In July 2015, SLD declared an extraordinary distribution of $130.0, subject to receipt of approval by the Colorado Insurance Division. The Colorado Insurance Division provided notice of non-disapproval on July 29, 2015 and SLD paid the extraordinary distribution on July 31, 2015.

On May 5, 2015, Voya Financial, Inc.'s Principal Insurance Subsidiaries domiciled in Connecticut, Iowa and Minnesota declared ordinary dividends in the aggregate amount of $819.0, which were paid on May 20, 2015. On June 3, 2015, Voya Financial, Inc.'s Principal Insurance Subsidiary domiciled in Colorado declared an ordinary dividend of $111.0, which was paid on June 25, 2015. On November 19, 2015, Voya Financial, Inc.’s Principal Insurance Subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $90.0, which was paid on December 23, 2015.

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

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri (collectively referred to as the "captive reinsurance subsidiaries") provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Each of the captive reinsurance subsidiaries in operation as of December 31, 2015 is a wholly owned direct or indirect subsidiary of one of the Principal Insurance Subsidiaries or Voya Holdings Inc. Each of the captive reinsurance subsidiaries is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, the state of domicile, and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $590.6 and $1,185.0 as of December 31, 2015 and 2014, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $351.5 and $552.5 as of December 31, 2015 and 2014, respectively.

The Company's Arizona captive, SLDI, provides reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Arizona state insurance statutes and regulations require SLDI to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on SLDI's Shareholder's equity as of December 31, 2015 and 2014. In addition, SLDI has obtained approval from the ADOI for certain permitted practices, including taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $456.6 and $482.0 as of December 31, 2015 and 2014, respectively, but has no effect on the Company's consolidated Total shareholders' equity.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, SLDI may not declare or pay dividends other than in accordance with its annual capital and dividend plan as approved by the ADOI, which includes a minimum capital requirement. SLDI does not expect to make any dividend payments during calendar year 2016.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

14.    Employee Benefit Arrangements

Pension, Other Postretirement Benefit Plans and Other Benefit Plans

Voya Financial, Inc.'s subsidiaries maintain both qualified and non-qualified defined benefit pension plans (the "Plans"). These plans generally cover all employees and certain sales representatives who meet specified eligibility requirements. Pension benefits are based on a formula using compensation and length of service. Annual contributions are paid to the Plans at a rate necessary to adequately fund the accrued liabilities of the Plans calculated in accordance with legal requirements. The Plans comply with applicable regulations concerning investments and funding levels.

The Voya Retirement Plan (the "Retirement Plan") is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation ("PBGC"). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants will earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the Internal Revenue Service in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company. For participants in the Retirement Plan as of December 31, 2011, there was a two-year transition period from the Retirement Plan’s previous FAP formula to the cash balance pension formula which ended December 31, 2013.

During the fourth quarter of 2015, terminated, vested participants of the Retirement Plan were offered an opportunity to receive their retirement plan benefit as a lump sum payment or an annuity. The lump sum payments and related settlement were recorded in the fourth quarter of 2015 and are reflected in the Demographic Data and other line in the net actuarial (gains) losses related to pension and other postretirement benefit obligations table below.
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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $270.2 and $272.3 as of December 31, 2015 and 2014, respectively.

Voya Financial, Inc.'s subsidiaries also provide other postretirement and post-employment benefits to certain employees. These are primarily postretirement healthcare and life insurance benefits to retired employees and other eligible dependents and post-employment/pre-retirement plans provided to employees and former employees.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's qualified pension plans were fully funded in compliance with Employee Retirement Income Security Act (“ERISA”) guidelines as of December 31, 2014, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's defined benefit pension and postretirement healthcare benefit plans for the years ended December 31, 2015 and 2014:

	Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligations, January 1	$2,452.8	$1,995.0	$31.1	$36.7
Service cost	26.4	26.8	—	—
Interest cost	104.0	96.2	1.0	1.5
Plan participants' contribution	—	—	0.1	0.1
Net actuarial (gains) losses	(184.5)	418.7	(1.1)	(3.7)
Benefits paid	(90.9)	(83.9)	(3.1)	(3.5)
Lump sum benefits settled for terminated vested participants for the Retirement Plan	(253.8)	—	—	—
Benefit obligations, December 31	2,054.0	2,452.8	28.0	31.1

Change in plan assets:
Fair value of plan net assets, January 1	1,657.7	1,556.8	—	—
Actual return on plan assets	(0.7)	156.6	—	—
Employer contributions	82.3	28.2	3.0	3.4
Plan participants' contributions	—	—	0.1	0.1
Benefits paid	(90.9)	(83.9)	(3.1)	(3.5)
Lump sum benefits settled for terminated vested participants for the Retirement Plan	(253.8)	—	—	—
Fair value of plan net assets, December 31	1,394.6	1,657.7	—	—
Unfunded status at end of year (1)	$(659.4)	$(795.1)	$(28.0)	$(31.1)
(1) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with Employee Retirement Income Security Act ("ERISA") regulations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes amounts recognized on the Consolidated Balance Sheets and in AOCI were as follows as of December 31, 2015 and 2014:

	Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(659.4)	$(795.1)	$(28.0)	$(31.1)
Net amount recognized	$(659.4)	$(795.1)	$(28.0)	$(31.1)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$(31.8)	$(42.2)	$(18.2)	$(21.6)
Tax effect	11.1	14.8	6.4	7.6
Accumulated other comprehensive (income) loss, net of tax	$(20.7)	$(27.4)	$(11.8)	$(14.0)
The following table summarizes information for pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2015 and 2014:

	Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Projected benefit obligation	$2,054.0	$2,452.8	$28.0	$31.1
Accumulated benefit obligation	2,049.8	2,449.0	N/A	N/A
Fair value of plan assets	1,394.6	1,657.7	—	—

Components of Periodic Net Benefit Cost

Net periodic pension cost and net periodic other postretirement benefit plan cost consist of the following:

▪	Service Cost: Service cost represents the increase in the projected benefit obligation as a result of benefits payable to employees on service rendered during the current year.

▪	Interest Cost (on the Liability): Interest cost represents the increase in the amount of projected benefit obligation at the end of each year due to the time value adjustment.

▪	Expected Return on Plan Assets: Expected return on plan assets represents the anticipated return earned by the pension fund assets in a given year.

▪
Net Loss (Gain) Recognition: Actuarial gains and losses occur as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial losses (gains) on the qualified and nonqualified retirement plans as well as the other postretirement benefit plans.

▪
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) were as follows for the years ended December 31, 2015, 2014 and 2013:

	Pension Plans			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$26.4	$26.8	$45.3	$—	$—	$—
Interest cost	104.0	96.2	88.3	1.0	1.5	1.7
Expected return on plan assets	(122.2)	(114.3)	(101.2)	—	—	—
Amortization of prior service cost (credit)	(10.4)	(10.4)	(10.4)	(3.3)	(3.4)	(3.4)
Net (gain) loss recognition	(61.6)	376.4	(397.9)	(1.1)	(3.7)	(7.2)
Net periodic (benefit) costs	(63.8)	374.7	(375.9)	(3.4)	(5.6)	(8.9)

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	10.4	10.4	10.4	3.3	3.4	3.4
Total recognized in AOCI	10.4	10.4	10.4	3.3	3.4	3.4
Total recognized in net periodic (benefit) costs and AOCI	$(53.4)	$385.1	$(365.5)	$(0.1)	$(2.2)	$(5.5)

The table below illustrates the breakdown of the net actuarial (gains) losses related to Pension and Other postretirement benefit obligations reported within Operating expenses in the Consolidated Statements of Operations as of the periods presented:

(Gain)/Loss Recognized	2015	2014	2013
Discount Rate	$(132.4)	$200.2	$(271.9)
Asset Returns	122.9	(42.4)	(119.9)
Mortality Table Assumptions	(32.3)	202.1	—
Demographic Data and other	(20.9)	12.8	(13.3)
Total Net Actuarial (Gain)/Loss Recognized	$(62.7)	$372.7	$(405.1)

The estimated prior service cost for the pension plans and other postretirement benefit plans are amortized from AOCI into net periodic (benefit) cost. Such amounts included in AOCI and expected to be recognized as components of periodic (benefit) cost in 2016 are as follows:

	Pension Plans	Other Postretirement Benefits
Amortization of prior service cost (credit)	$(10.4)	$(3.3)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Assumptions

The weighted-average assumptions used in determining benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.81%	4.36%	4.81%	4.36%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

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

The weighted-average assumptions used in determining net benefit cost were as follows:

	Pension Plans			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.36%	4.95%	4.05%	4.36%	4.95%	4.05%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

The expected return on plan assets is updated at least annually using the calculated value approach, taking into consideration the Retirement Plan’s asset allocation, historical returns on the types of assets held in the Retirement Plan's portfolio of assets ("the Fund") and the current economic environment. Based on these factors, it is expected that the Fund’s assets will earn an average percentage per year over the long term. This estimation is based on an active return on a compound basis, with a reduction for administrative expenses and non-Voya investment manager fees paid from the Fund. For estimation purposes, it is assumed the long-term asset mix will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the Plan, and the need for future cash contributions.

The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical rate, within the other postretirement benefit plans, is 7.4%, decreasing gradually to 5.6% over the next five years with an ultimate trend rate of 5.0%.

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
* Less than $0.1.

Plan Assets

The Retirement Plan is the only defined benefit plan with plan assets in a trust. The primary financial objective of the Retirement Plan is to secure participant retirement benefits. As such, the key objective in the Retirement Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status (i.e. the ratio of market value of assets to liabilities). The investment strategy for the Fund balances the requirement to generate returns with the need to control risk. The asset mix is recognized as the primary mechanism to influence the reward and risk structure of the Fund in an effort to accomplish the Retirement Plan’s funding objectives. Desirable target allocations amongst identified asset classes are set and, within each asset class, careful

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

consideration is given to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, economic growth, currency and other factors affecting investment returns. The assets are managed by professional investment firms. They are bound by mandates and are measured against benchmarks. Consideration is given to balancing security concentration, investment style and reliance on particular active investment strategies, among other factors. The Company reviews its asset mix of the Fund on a regular basis. Generally, the pension committee of the Company will rebalance the Fund's asset mix to the target mix as individual portfolios approach their minimum or maximum levels. However, the Company has the discretion to deviate from these ranges or to manage investment performance using different criteria.

Derivative contracts may be used for hedging purposes to reduce the Retirement Plan’s exposure to interest rate risk. Treasury futures are used to manage the interest rate risk in the Retirement Plan’s fixed maturity portfolio. The derivatives do not qualify for hedge accounting.

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2015 and 2014:

	Actual Asset Allocation
	2015	2014
Equity securities:
Target allocation range	37%-65%	35%-55%
Large-cap domestic	24.2%	27.5%
Small/Mid-cap domestic	5.6%	5.0%
International commingled funds	11.4%	11.6%
Other	4.1%	3.9%
Total equity securities	45.3%	48.0%
Fixed maturities:
Target allocation range	30%-50%	30%-50%
U.S. Treasuries, short term investments, cash and futures	7.2%	1.7%
U.S. Government agencies and authorities	4.8%	4.8%
U.S. corporate, state and municipalities	28.5%	31.7%
Foreign securities	3.6%	3.8%
Commercial mortgage-backed securities	0.1%	0.1%
Total fixed maturities	44.2%	42.1%
Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	5.1%	5.0%
Real estate	5.4%	4.9%
Total other investments	10.5%	9.9%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets as of December 31, 2015 by asset class were as follows:

	Level 1	Level 2	Level 3(1)	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$1.4	$—	$—	$1.4
Short-term investment fund(2)	—	98.3	—	98.3
U.S. Government securities	66.2	—	—	66.2
U.S. corporate, state and municipalities	1.0	396.3	—	397.3
Foreign securities	—	50.3	—	50.3
Commercial mortgage-backed securities	—	1.4	—	1.4
Other asset-backed securities	—	0.3	—	0.3
Total fixed maturities	68.6	546.6	—	615.2

Equity securities:
Large-cap domestic	337.5	—	—	337.5
Small/Mid-cap domestic	77.8	—	—	77.8
International commingled funds(3)	—	159.4	—	159.4
Limited partnerships(4)	—	—	57.9	57.9
Total equity securities	415.3	159.4	57.9	632.6

Other investments:
Real estate(5)	—	—	75.5	75.5
Limited partnerships(6)	—	—	71.0	71.0
Futures	0.3	—	—	0.3
Total other investments	0.3	—	146.5	146.8
Net, total pension assets	$484.2	$706.0	$204.4	$1,394.6
(1) Level 3 net assets accounted for 14.7% of total net assets measured at fair value on a recurring basis.
(2) This category includes common collective trust funds invested in the EB Temporary Investment Fund of The Bank of New York Mellon ("Short-term Investment Fund"). The Short-term Investment Fund is designed to provide a rate of return by investing in a full range of high-quality, short-term money market securities. Participant's redemptions in the Short-term Investment Fund may be requested by 2 p.m. eastern standard time and are processed by the following day.

(3)
International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $79.6 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $79.8 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

(4) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $9.8 and Pantheon USA has a balance of $48.1. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2015, Pantheon Europe and Pantheon USA have unfunded commitments of $1.5 and $5.6, respectively, and there were no significant redemption restrictions.
(5) UBS Trumbull Property Fund ("UBS") uses the NAV to calculate fair value. UBS has a balance of $75.5 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(6) Magnitude Institutional, Ltd. ("MIL") has a balance of $71.0 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

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
(3) International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $93.3 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $98.5 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem moneys from the funds on a monthly basis as of the first business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
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
(5) UBS Trumbull Property Fund ("UBS") uses the NAV to calculate fair value. UBS has a balance of $81.8 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the NFI_ODCE index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period.
(6) MIL has a balance of $82.1 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements, pension plan assets are categorized into a three-level fair value hierarchy based upon the inputs available in evaluating each of the assets. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). The leveling hierarchy is applied to the pension plans assets as follows:

Cash and cash equivalents: The carrying amounts for cash and cash equivalents reflect the assets' fair value. The fair values for cash and cash equivalents are determined based on quoted market prices. These assets are classified as Level 1.

Short-term Investment Funds: Short term investment funds are valued by investment managers and are reported as a NAV per share and are classified as Level 2. See subscript (2) in Fair Value Hierarchy table footnotes for a description of the fund's redemption policies.

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

International Commingled Funds: Commingled funds are classified as Level 2 investments. These investments categorize alternative assets as Level 2 when there is an ability to redeem its investments with the investee at the NAV per share at the measurement date. If it is redeemable at a future date, the entity must consider the length of time in which the investment is redeemable in making the determination of the fair value hierarchy level. See subscript (3) in Fair Value Hierarchy table footnotes for description of the fund's redemption policies.

Equity securities: Fair values are based upon a quoted market price determined in an active market and are included in Level 1. The valuations obtained from broker-dealers are non-binding.

Real estate: Real estate is based on unobservable inputs. The fair value used relies on the investment manager's own assumptions and the use of appraisals. These investments are included in Level 3. The fair value of the investment in this category has been estimated using the NAV per share. See subscript (5) in Fair Value Hierarchy table footnotes for more information on real estate.

Limited partnerships: Limited partnerships are classified as Level 3 because of the investment manager's use of unobservable inputs in its valuation assumptions. The fair value of the investments in this category has been estimated using the NAV per share. See subscript (6) in Fair Value Hierarchy table footnotes for more information on limited partnerships.

Derivatives: Futures contracts are based on unadjusted quoted prices from an active exchange and therefore, are classified as Level 1.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2015 and 2014. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the pension plan's Level 3 assets and liabilities and transfers in and out of Level 3 for the years ended December 31, 2015 and 2014:

	2015
	Fair Value as of January 1	Actual Return on Plan Assets		Purchases	Issuances	Sales	Settlements	Transfers in to Level 3	Transfers out of Level 3	Fair Value as of December 31
		Held at Year-end	Sold During Year
Real estate	$81.8	$9.5	$(3.9)	$5.5	$—	$(17.4)	$—	$—	$—	$75.5
Limited partnerships	147.3	(4.0)	14.1	23.3	—	(51.8)	—	—	—	128.9
	$229.1	$5.5	$10.2	$28.8	$—	$(69.2)	$—	$—	$—	$204.4

	2014
	Fair Value as of January 1	Actual Return on Plan Assets		Purchases			Settlements	Transfers in to Level 3	Transfers out of Level 3	Fair Value as of December 31
		Held at Year-end	Sold During Year		Issuances	Sales
Real estate	$74.6	$0.3	$—	$6.9	$—	$—	$—	$—	$—	$81.8
Limited partnerships	147.5	3.7	9.2	10.1	—	(23.2)	—	—	—	147.3
	$222.1	$4.0	$9.2	$17.0	$—	$(23.2)	$—	$—	$—	$229.1

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension and postretirement plans to be paid for the years indicated:

	Pension Benefits	Other Postretirement Benefits Gross
2016	$107.7	$2.6
2017	111.9	2.4
2018	116.5	2.2
2019	120.8	2.2
2020	125.1	2.1
2021-2025	678.6	9.2

The Company expects that it will make a cash contribution of approximately $79.6 to the qualified and non-qualified pension plans and approximately $2.6 to other postretirement plans in 2016.

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya Financial Savings Plan and ESOP (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2015, 2014 and 2013 was $36.3, $35.5 and $37.2, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

15.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2015	2014	2013
Fixed maturities, net of OTTI	$2,122.7	$5,844.8	$3,165.3
Equity securities, available-for-sale	31.3	29.8	47.0
Derivatives	259.1	229.4	134.8
DAC/VOBA adjustment on available-for-sale securities	(764.8)	(1,840.7)	(1,055.0)
Sales inducements adjustment on available-for-sale securities	(22.6)	(75.1)	(58.1)
Other	(31.3)	(31.4)	(27.7)
Unrealized capital gains (losses), before tax	1,594.4	4,156.8	2,206.3
Deferred income tax asset (liability)	(202.0)	(1,094.5)	(407.6)
Net unrealized capital gains (losses)	1,392.4	3,062.3	1,798.7
Pension and other postretirement benefits liability, net of tax	32.5	41.4	50.4
AOCI	$1,424.9	$3,103.7	$1,849.1

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,863.0)		$1,347.7	$(2,515.3)
Equity securities	1.5		(0.5)	1.0
Other	0.1		—	0.1
OTTI	18.8		(6.6)	12.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	122.1		(42.7)	79.4
DAC/VOBA	1,075.9	(1)	(376.6)	699.3
Sales inducements	52.5		(18.4)	34.1
Change in unrealized gains/losses on available-for-sale securities	(2,592.1)		902.9	(1,689.2)

Derivatives:
Derivatives	44.3	(2)	(15.5)	28.8
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(14.6)		5.1	(9.5)
Change in unrealized gains/losses on derivatives	29.7		(10.4)	19.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.7)	(3)	4.8	(8.9)
Change in pension and other postretirement benefits liability	(13.7)		4.8	(8.9)
Change in Other comprehensive income (loss)	$(2,576.1)		$897.3	$(1,678.8)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,693.0		$(946.8)	$1,746.2
Equity securities	(17.2)		6.0	(11.2)
Other	(3.7)		1.3	(2.4)
OTTI	40.0		(14.0)	26.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(53.5)		18.7	(34.8)
DAC/VOBA	(785.7)	(1)	275.0	(510.7)
Sales inducements	(17.0)		6.0	(11.0)
Change in unrealized gains/losses on available-for-sale securities	1,855.9		(653.8)	1,202.1

Derivatives:
Derivatives	102.0	(2)	(35.7)	66.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(7.4)		2.6	(4.8)
Change in unrealized gains/losses on derivatives	94.6		(33.1)	61.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.8)	(3)	4.8	(9.0)
Change in pension and other postretirement benefits liability	(13.8)		4.8	(9.0)
Change in Other comprehensive income (loss)	$1,936.7		$(682.1)	$1,254.6
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2013
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(4,628.9)		$1,678.3	(4)	$(2,950.6)
Equity securities	4.8		(0.3)		4.5
Other	12.8		(4.5)		8.3
OTTI	48.0		(16.8)		31.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(116.8)		40.9		(75.9)
DAC/VOBA	1,728.6	(1)	(605.0)		1,123.6
Sales inducements	89.3		(31.3)		58.0
Change in unrealized gains/losses on available-for-sale securities	(2,862.2)		1,061.3		(1,800.9)

Derivatives:
Derivatives	(76.9)	(2)	27.0		(49.9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(2.7)		0.9		(1.8)
Change in unrealized gains/losses on derivatives	(79.6)		27.9		(51.7)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.8)	(3)	4.8		(9.0)
Change in pension and other postretirement benefits liability	(13.8)		4.8		(9.0)
Change in Other comprehensive income (loss)	$(2,955.6)		$1,094.0		$(1,861.6)
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

16.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Current tax expense (benefit):
Federal	$75.5	$87.0	$84.6
State	(11.2)	1.4	(6.4)
Total current tax expense (benefit)	64.3	88.4	78.2
Deferred tax expense (benefit):
Federal	(15.2)	(1,808.9)	(112.5)
State	(3.2)	(11.0)	1.8
Total deferred tax expense (benefit)	(18.4)	(1,819.9)	(110.7)
Total income tax expense (benefit)	$45.9	$(1,731.5)	$(32.5)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes	$584.5	$801.2	$756.1
Tax Rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	204.5	280.4	264.6
Tax effect of:
Valuation allowance	(13.7)	(1,834.9)	(85.9)
Dividend received deduction	(109.3)	(99.0)	(119.3)
Audit settlement	(0.1)	(1.7)	(4.1)
State tax expense (benefit)	2.3	2.0	5.9
Noncontrolling interest	(45.6)	(83.2)	(66.5)
Tax credits	6.7	1.8	(14.8)
Nondeductible expenses	3.1	1.2	(14.6)
Other	(2.0)	1.9	2.2
Income tax expense (benefit)	$45.9	$(1,731.5)	$(32.5)
Effective tax rate	7.9%	(216.1)%	(4.3)%

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2015	2014
Deferred tax assets
Federal and state loss carryforwards	$1,118.8	$1,100.6
Investments	2,684.3	2,959.7
Insurance reserves	942.6	739.8
Compensation and benefits	490.2	502.2
Other assets	450.8	483.6
Total gross assets before valuation allowance	5,686.7	5,785.9
Less: Valuation allowance	963.1	971.9
Assets, net of valuation allowance	4,723.6	4,814.0

Deferred tax liabilities
Net unrealized investment gains	(833.6)	(2,125.4)
Deferred policy acquisition costs	(1,633.7)	(1,331.3)
Other liabilities	(41.5)	(57.4)
Total gross liabilities	(2,508.8)	(3,514.1)
Net deferred income tax asset (liability)	$2,214.8	$1,299.9

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2015		2014
Federal net operating loss carryforward	$3,022.2	(1)	$2,953.4
State net operating loss carryforward	2,229.3	(2)	2,412.8
Federal tax capital loss carryforward	—		—
Credit carryforward	265.8	(3)	274.3
(1) Expire between 2017 and 2035.
(2) Expire between 2016 and 2035.
(3) Expire between 2016 and 2034 except for $219.2 of Alternative Minimum Tax ("AMT"), which has an unlimited expiration period.

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. As of December 31, 2015 and 2014, the Company had a total valuation allowance of $963.1 and $971.9, respectively. As of December 31, 2015 and 2014, $1,312.3 and $1,326.0, respectively, of this valuation allowance was allocated to continuing operations and $(354.1) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses. Additionally, as of December 31, 2015, $4.9 of the valuation allowance was related to Additional paid-in capital.

During the three months ended December 31, 2014, the Company experienced significant favorable developments, including continued strong results from operation of the Company's Ongoing Business, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity reinsurance, entry into an Issue Resolution Agreement ("IA") with the Internal Revenue Service ("IRS") regarding the Internal Revenue Code ("IRC") Section 382 calculation and emergence from a cumulative loss to cumulative income in recent years. The IA with the IRS significantly reduced uncertainty in the Company's ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 loss from the sale of certain businesses and a $372.7 loss from immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represents significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of the Company's deferred tax assets for the Company's U.S. consolidated income tax group will be realized. This assessment was evidenced by the Company's consideration of the facts and circumstances (mentioned above) and resulted in the Company's conclusion that $1.62 billion of the deferred tax asset valuation allowance for the Company's U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance was $1.83 billion. The Company determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

For the year ended December 31, 2015, the decrease in the valuation allowance was $8.8, of which a decrease of $13.7 and an increase of $4.9 were allocated to continuing operations and Additional paid-in capital, respectively. With respect to the 2015 amount allocated to continuing operations, the decrease was mostly due to the impact of state law changes on certain state deferred tax assets subject to valuation allowance.

For the year ended December 31, 2014, the decrease in valuation allowance was $1.83 billion, all of which was allocated to continuing operations, due to favorable developments as discussed above.

For the year ended December 31, 2013, the decrease in the valuation allowance was $151.5, of which decreases of $85.9 and $65.6 were allocated to continuing operations and Other comprehensive income, respectively. With respect to the 2013 amount allocated to continuing operations, the decrease was due to positive evidence primarily the result of 2013 Income before tax. For 2013, the valuation allowance allocated to Other comprehensive income was directly related to the appreciation of the Company's available-for-sale portfolio during that year and not due to changes in expectations of taxable income in future periods.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Additional paid-in capital will be increased by $15.4

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

and $10.2, respectively, if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$62.4	$60.9	$61.1
Additions for tax positions related to current year	3.4	4.7	1.7
Additions for tax positions related to prior years	—	4.9	4.4
Reductions for tax positions related to prior years	(18.1)	(6.1)	(1.2)
Reductions for settlements with taxing authorities	(2.2)	(0.2)	—
Reductions for expiring statutes	(0.3)	(1.8)	(5.1)
Balance at end of period	$45.2	$62.4	$60.9

The Company had $9.1, $14.1 and $16.1 of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2015 and 2014 were $1.2 and $7.0, respectively. The Company recognized gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations of $(5.8), $0.8 and $0.3 for the years ended December 31, 2015, 2014 and 2013, respectively.

The timing of the payment of the remaining allowance of $45.2 cannot be reasonably estimated.

Tax Regulatory Matters

During April 2015, the IRS completed its examination of the Company's returns through tax year 2013. The 2013 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2014 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2014 through 2016.

The IRS issued a Directive dated July 17, 2014 that it should not challenge the qualification of certain hedges and should not challenge certain tax accounting methods. The Company does not expect this Directive to have a material impact on the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

17.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of December 31, 2015 and 2014.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2015 and 2014:

	Maturity	2015	2014
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$159.4	$159.0
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	201.8	232.3
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.7	13.8
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	108.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	849.7	849.6
2.9% Senior Notes, due 2018	02/15/2018	999.2	998.9
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	750.0	750.0
5.7% Senior Notes, due 2043	07/15/2043	398.6	398.6
Subtotal		3,485.9	3,515.7
Less: Current portion of long-term debt		—	—
Total		$3,485.9	$3,515.7
(1) Guaranteed by ING Group.

As of December 31, 2015 and 2014, the Company was in compliance with its debt covenants.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

As of December 31, 2015, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2016	$—
2017	—
2018	1,000.0
2019	—
2020	—
Thereafter	2,492.8
Total	$3,492.8

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each January 15 and July 15, commencing on January 15, 2013. The Company used the proceeds of the 2022 Notes to repay $500.0 of the direct borrowings under a $3.5 billion Revolving Credit Agreement ("Revolving Credit Agreement"). The remaining proceeds were used for general corporate purposes, including the retirement of a portion of the Company's outstanding commercial paper.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes"), a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15, commencing on August 15, 2013. The Company made payments totaling $850.0 on the Term Loan portion of the Company's Senior Unsecured Credit Facility from the proceeds of the 2018 Notes. The remaining proceeds were used for general corporate purposes.

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

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, the Company entered into an off-balance sheet ten-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of $500.0 aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500.0 of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. The Company’s obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

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

On May 21, 2013, the Company used the proceeds from the 2053 Notes for the repayment of the remaining outstanding borrowings of $392.5 under the Term Loan portion of the Company's Senior Unsecured Credit Facility. The remaining proceeds were used to partially repay borrowings with NN Group N.V. ("NN Group"), successor to ING V.

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

Aetna Notes

ING Group guarantees various debentures of Voya Holdings that were assumed by Voya Holdings in connection with the Company’s acquisition of Aetna’s life insurance and related businesses in 2000 (the "Aetna Notes"). Concurrent with the completion of the Company’s IPO, the Company entered into a shareholder agreement with ING Group that governs certain aspects of the Company’s continuing relationship. The Company agreed in the shareholder agreement to reduce the aggregate outstanding principal amount of Aetna Notes to:

• no more than $400.0 as of December 31, 2015;
• no more than $300.0 as of December 31, 2016;
• no more than $200.0 as of December 31, 2017;
• no more than $100.0 as of December 31, 2018;
• and zero as of December 31, 2019.

The reduction in principal amount of Aetna Notes can be accomplished, at the Company’s option, through redemptions, repurchases or other means, but will also be deemed to have been reduced to the extent the Company posts collateral with a third-party collateral agent, for the benefit of ING Group, which may consist of cash collateral; certain investment-grade debt instruments; a LOC meeting certain requirements; or senior debt obligations of ING Group or a wholly owned subsidiary of ING Group (other than the Company or its subsidiaries).

If the Company fails to reduce the outstanding principal amount of the Aetna Notes by the means noted above, the Company agreed to pay a quarterly fee (ranging from 0.5% per quarter for 2016 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

During the year ended December 31, 2015, Voya Holdings repurchased $31.1 of the outstanding principal amount of 7.63% Debentures due August 15, 2026 and $0.1 of the outstanding principal amount of 7.25% Debentures due August 15, 2023. In connection with these transactions, the Company incurred a loss on debt extinguishment of $10.1 for the year ended December 31, 2015, which was recorded in Interest expense in the Consolidated Statements of Operations.

As of December 31, 2015 and 2014, the outstanding principal amount of the Aetna Notes guaranteed by ING Group was $474.9 and $506.1, respectively. For the year ended December 31, 2015, the amount of collateral required to avoid the payment of a fee to ING Group was $74.9. No collateral was required for the year ended December 31, 2014. On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. On December 31, 2015, the Company deposited $77.0 of cash collateral into the control account. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $9.9 (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut (the "Windsor Property"). The loan has a term of twenty years and bears an annual interest rate of 1.00%. As long as no defaults have occurred under the loan, no payments of principal or interest are due for the initial ten years of the loan. For the second ten years of the DECD Loan term, VRIAC is obligated to make monthly payments of principal and interest.

The DECD Loan provided for loan forgiveness during the first five years of the term at varying amounts up to $5.0 if VRIAC and its affiliates met certain employment thresholds at the Windsor Property during that period. On December 1, 2008, the DECD determined that the Company had met the employment thresholds for loan forgiveness and, accordingly, forgave $5.0 of the DECD Loan to VRIAC in accordance with the terms of the DECD Loan. The DECD Loan provides additional loan forgiveness at varying amounts up to $4.9 if VRIAC and its Voya affiliates meet certain employment thresholds at the Windsor Property during years five through ten of the loan. VRIAC’s obligations under the DECD Loan are secured by an unlimited recourse guaranty from Voya Services Company. In November 2012, VRIAC provided a LOC to the DECD in the amount of $10.6 as security for its repayment obligations with respect to the loan.

As of December 31, 2015 and 2014, the amount of the loan outstanding was $4.9, which is reflected in Long-term debt on the Consolidated Balance Sheets.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of December 31, 2015, unsecured and uncommitted credit facilities totaled $1.7, unsecured and committed credit facilities totaled $5.4 billion and secured facilities totaled $205.0. Of the aggregate $5.6 billion capacity available, the Company utilized $2.3 billion in credit facilities as of December 31, 2015. Total fees associated with credit facilities for the years ended 2015, 2014 and 2013 were $89.3, $120.6 and $149.3, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities as of December 31, 2015:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	2/14/2018	$3,000.0	$704.8	$2,295.2
Security Life of Denver International Limited	Unsecured	Committed	1/24/2018	175.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	1/15/2019	500.0	—	500.0
Security Life of Denver International Limited	Unsecured	Committed	10/29/2022	300.0	233.6	66.4
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1.7	1.7	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/1/2025	425.0	230.6	194.4
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	338.0	227.0
Total				$5,646.7	$2,336.4	$3,301.0

Secured facilities				$205.0	$195.7	$—
Unsecured and uncommitted				1.7	1.7	—
Unsecured and committed				5,440.0	2,139.0	3,301.0
Total				$5,646.7	$2,336.4	$3,301.0

Senior Unsecured Credit Facility

On February 14, 2014, the Company amended its existing syndicated senior unsecured credit facility. The amended facility expires on February 14, 2018 and has a revolving credit borrowing sublimit of $750.0 and total LOC capacity of $3.0 billion.

As of December 31, 2015, there were no amounts outstanding as revolving credit borrowings and $704.8 of LOCs outstanding under the senior unsecured credit facility.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2025.

For the years ended December 31, 2015, 2014 and 2013, rent expense for leases was $39.9, $37.9 and $40.5, respectively. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2015:

2016	$33.9
2017	30.0
2018	19.2
2019	15.6
2020	13.2
Thereafter	48.1
Total minimum lease payments	$160.0

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

As of December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $771.9 and purchase limited partnerships and private placement investments of $970.9, of which $225.9 relates to consolidated investment entities. As of December 31, 2014, the Company had off-balance sheet commitments to acquire mortgage loans of $520.3 and purchase limited partnerships and private placement investments of $367.1, of which $297.0 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company's insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $12.6 and $14.5 as of December 31, 2015 and 2014, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $22.9 and $26.5 as of December 31, 2015 and 2014, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2015 and 2014:

	2015	2014
Fixed maturity collateral pledged to FHLB	$1,528.5	$1,614.8
FHLB restricted stock(1)	73.3	76.3
Other fixed maturities-state deposits	210.3	241.7
Securities pledged(2)	1,112.6	1,184.6
Total restricted assets	$2,924.7	$3,117.4
(1)Included in Other investments on the Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $466.4 and $545.9 as of December 31, 2015 and 2014, respectively. In addition, as of December 31, 2015 and 2014, the Company delivered securities as collateral of $646.2 and $638.7, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheet.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2015 and 2014, the Company had $1.3 billion and $1.4 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, assets with a market value of approximately $1.5 billion and $1.6 billion, respectively, collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses, As of December 31, 2015, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs and $7.5 to Fireman’s Fund. The Company objected to the Court’s decisions and the Statement of Decision on the grounds that they were inconsistent with California law and the evidence presented at trial. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company filed an appellate bond that stays execution of that judgment while an appeal is pursued. On June 8, 2015, the Court issued a Statement of Decision denying Fireman's Fund's request for punitive damages.

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds (“carried interest”) are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of December 31, 2015, approximately $54.9 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

19.    Related Party Transactions

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions. Effective March 9, 2015, ING Group divested its remaining ownership interest in Voya Financial, Inc. As such, as of the date of this Annual Report, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc. Transactions with ING Group and its affiliates continue to be reported as related party transactions for periods prior to March 9, 2015.

The following table summarizes income and expense from transactions with related parties for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	Income	Expense	Income	Expense	Income	Expense
NN Group	$0.4	$0.1	$2.5	$0.6	$1.9	$6.1
ING Group	2.8	3.0	11.8	14.7	7.4	18.0
ING Bank	18.2	5.7	5.6	19.8	7.2	39.5
Other	3.8	3.4	19.6	14.0	18.6	14.6
Total	$25.2	$12.2	$39.5	$49.1	$35.1	$78.2

Assets and liabilities from transactions with related parties as of December 31, 2014 are shown below:

	Assets	Liabilities
NN Group	$0.1	$0.2
ING Group	1.9	1.2
ING Bank	12.9	4.0
Other	2.2	1.4
Total	$17.1	$6.8

As of March 9, 2015, ING Group and its affiliates are no longer considered related parties of Voya Financial, Inc.

The material agreements whereby the Company generates revenues and expenses with affiliated entities are as follows:

Credit Facilities

The Company is a borrower in several credit facility agreements with ING Bank, in which ING Bank provides LOC capacity. While there were outstanding payables related to credit facility agreements with ING Bank, because ING Bank is no longer a related party, there were no outstanding payables related to credit facility agreements with related parties as of December 31, 2015. As of December 31, 2014, when ING Bank was a related party, the Company had outstanding payables of $4.0 related to credit facility agreements with related parties. The Company incurred expenses of $5.7, $15.9, and $38.2 for the years ended December 31, 2015, 2014 and 2013, respectively.

Share Repurchase Program

During the year ended December 31, 2015, the Company repurchased 13,599,274 shares of its common stock from ING Group for an aggregate purchase price of $600.0. During the year ended December 31, 2014, the Company repurchased 19,447,847 shares of our common shares from ING Group for an aggregate purchase price of $725.0. The repurchases were each made pursuant to a Direct Share Repurchase Program with ING Group. The per share purchase price paid by the Company in each case was equal to the per share purchase price paid by the underwriters in registered public offerings of the Company’s common stock by ING Group which were completed concurrently with each of the repurchase transactions.

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

As of December 31, 2015, notional amounts are outstanding with ING Group and NN Group; however, ING Group and NN
Group are no longer related parties. As of December 31, 2014, the outstanding notional amount with ING Bank and NN Group was $464.1 (consisting of currency forwards of $178.0 and equity options of $286.1). As of December 31, 2014, the market value for these contracts was $11.5. For the years ended December 31, 2015, 2014 and 2013, the Company recorded Other net realized capital gains (losses) in the Consolidated Statements of Operations of $18.2, $5.1 and $1.7, respectively, with ING Bank and NN Group.

The Company has sold protection under certain credit default swap derivative contracts that were previously supported by a guarantee provided by NN Group. During 2013, the guarantee provided by NN Group on the sold protection was replaced with guarantees provided by Voya Financial, Inc. The Company purchased protection under one credit default swap derivative contract that is supported by the NN Group guarantee with potential exposure limited to swap premiums to be paid. As of December 31, 2015 and 2014, the maximum potential future exposure to the Company on credit default swaps supported by the NN Group guarantee was $24.3 and $33.1, respectively.

Operating Agreements

Voya Investment Management LLC ("VIM"), a wholly owned subsidiary of the Company, has certain operating agreements whereby it generates revenues and incurs expenses with affiliated entities. For the year ended December 31, 2015, VIM generated revenues and incurred expenses of $4.3 and $3.5, respectively, with NN Group, ING Group and other affiliates under the following operating agreements. For the year ended December 31, 2014, VIM generated revenues and incurred expenses of $22.7 and $15.0, respectively, with NN Group, ING Group and other affiliates under the following operating agreements. For the year ended December 31, 2013, VIM generated revenues and incurred expenses of $26.0 and $15.0, respectively, with NN Group and other affiliates under the following operating agreements:

▪
VIM manages, co-manages, and distributes certain investment products for various affiliates. For the years ended December 31, 2015, 2014 and 2013, revenue earned under these agreements was $4.3, $22.7, and $25.7 respectively.

▪
VIM receives distribution fees for the sale of certain offshore funds to U.S. clients and closed end funds in the U.S. For the years ended December 31, 2015 and 2014, there was no revenue under these arrangements. For the year ended December 31, 2013, there was $0.3 revenue under these arrangements.

▪
VIM pays sub advisory and other fees to certain affiliates related to the management and sales of mutual funds and other investment products. For the year ended December 31, 2015, fees incurred under these agreements were $3.5. For the years ended December 31, 2014 and 2013, fees incurred under these arrangements were $15.0.

▪
VIM entered into a services agreement in January 2014 with ING Bank, which was further amended in July 2014. ING Bank engages in certain short-term secured lending transactions with counterparties that post collateral in the form of securitized assets, and pursuant to the services agreement, VIM provides evaluation services to ING Bank on the collateral. For the years ended December 31, 2015 and 2014, VIM earned $0.1 and $0.4, respectively.

20.    Consolidated Investment Entities

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Certain investment entities are consolidated under consolidation guidance. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary. The Company consolidates certain entities under the VOE guidance when it acts as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when it otherwise has control through voting rights. In February 2015, the FASB issued ASU 2015-02, which significantly amends the consolidation analysis required under current consolidation guidance. The provisions of ASU 2015-02 are effective for the Company on January 1, 2016, with either a retrospective or modified retrospective approach required. See the Business, Basis of Presentation and Significant Accounting Policies Note for estimated impact of future adoption of this accounting pronouncement.

The Company has no right to the benefits from, nor does it bear the risks associated with these investments beyond the Company’s direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $722.8 and $694.4 as of December 31, 2015 and 2014, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of December 31, 2015 and 2014, the Company consolidated 17 CLOs and 16 CLOs, respectively.

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

As of December 31, 2015 and 2014, the Company consolidated 33 and 35 funds respectively, which were structured as partnerships.

Registered Investment Companies

On May 7, 2015, the Company launched the Pomona Investment Fund (the "PIF") which is a private equity mutual fund. The PIF is a non-diversified, closed-end registered investment company that invests in a variety of private equity investment types and strategies. Formed as a Delaware statutory trust, investors in the PIF will receive fund shares, representing proportional interests in the assets of the PIF and voting rights on matters submitted to vote by shareholders. As of December 31, 2015, the Company is a majority investor in the PIF, and as such has a controlling financial interest in the fund.

The Company is invested in the Voya Strategic Income Opportunities Fund, which is a separately managed series fund. The Voya Strategic Income Opportunities Fund is a multi-credit unconstrained Fixed Income Mutual Fund that invests in a combination of underlying funds and direct fixed income investments. Investors in the fund receive fund shares, representing proportional interests in the assets of the fund and voting rights on matters submitted to vote by shareholders. As of December 31, 2015, the Company is a majority investor in the Voya Strategic Income Opportunities Fund, and as such has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Collateral Support for Reinsurance Contracts

Beginning in December 2009, the Company entered into various guarantee agreements involving Karson Capital Limited ("Karson"). Karson is an unaffiliated company that provides collateral alternatives to LOCs for reinsurance transactions. Karson established the KCL Master Trust ("Master Trust" or "Borrower"), which is a Delaware statutory series trust. The Master Trust enters into securities lending agreements as borrower with various unaffiliated banks ("Securities Lenders") as lenders. All transactions with Karson were terminated as of September 30, 2015. Fair value of the loaned securities was $750.0 as of December 31, 2014.

Collateral notes backed by the borrowed securities, with a face value of $750.0 as of December 31, 2014, were issued by the Master Trust and placed in reinsurance trusts established for the benefit of the Company’s insurance subsidiaries, which were eliminated in the Company’s Consolidated Financial Statements.

The Company provided certain guarantees of the Borrower’s performance obligations to the Securities Lenders as collateral for the Borrower’s obligations under the securities lending agreements. Additional collateral in the form of liquidity obligations was provided by banks for $750.0 for the year ended December 31, 2014.

The Master Trust sponsored by Karson had minimal equity, and therefore fell under the VIE model. The Company held variable interests in this VIE relating to the guarantees of the obligations under the securities lending agreements. The Company considered its implicit and explicit financial responsibility to ensure that the Master Trust operated as designed and, thus, determined that the Company had the implied power to direct the activities that most significantly impacted the Master Trust’s economic performance under the VIE model. The Company also determined it had the obligation to absorb losses under the securities lending guarantees. Based on these conclusions, the Company determined it was the primary beneficiary under the VIE model and should consolidate the Master Trust. The Master Trust is no longer subject to consolidation following the September 30, 2015 termination noted above.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities, excluding collateral support for certain reinsurance contracts, as of the dates indicated:

	December 31, 2015	December 31, 2014
Assets of Consolidated Investment Entities
VIEs - CLO entities:
Cash and cash equivalents	$246.4	$605.9
Corporate loans, at fair value using the fair value option	6,882.5	6,793.1
Other assets	115.3	67.3
Total CLO entities	7,244.2	7,466.3
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	221.2	104.5
Limited partnerships/corporations, at fair value	4,973.7	3,727.3
Other assets	39.0	25.1
Total investment funds	5,233.9	3,856.9
Total assets of consolidated investment entities	$12,478.1	$11,323.2

Liabilities of Consolidated Investment Entities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,956.2	$6,838.1
Other liabilities	240.8	561.1
Total CLO entities	7,197.0	7,399.2
VOEs - Private equity funds and single strategy hedge funds:
Other liabilities	1,710.8	796.7
Total investment funds	1,710.8	796.7
Total liabilities of consolidated investment entities	$8,907.8	$8,195.9

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2015
Total investments and cash	$91,727.4	$—	$—	$(38.2)	$(684.6)	$91,004.6
Other assets	18,252.1	—	—	—	—	18,252.1
Assets held in consolidated investment entities	—	7,244.2	5,235.4	—	(1.5)	12,478.1
Assets held in separate accounts	96,514.8	—	—	—	—	96,514.8
Total assets	$206,494.3	$7,244.2	$5,235.4	$(38.2)	$(686.1)	$218,249.6

Future policy benefits and contract owner account balances	$88,172.1	$—	$—	$—	$—	$88,172.1
Other liabilities	8,380.6	—	—	—	(1.5)	8,379.1
Liabilities held in consolidated investment entities	—	7,235.2	1,710.8	(38.2)	—	8,907.8
Liabilities related to separate accounts	96,514.8	—	—	—	—	96,514.8
Total liabilities	193,067.5	7,235.2	1,710.8	(38.2)	(1.5)	201,973.8
Equity attributable to common shareholders	13,426.8	—	3,524.6	—	(3,524.6)	13,426.8
Retained earnings appropriated for investors in consolidated investment entities	—	9.0	—	—	—	9.0
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	2,840.0	2,840.0
Total liabilities and equity	$206,494.3	$7,244.2	$5,235.4	$(38.2)	$(686.1)	$218,249.6
(1) The Before Consolidation column includes the Company's equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.
(2)Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company's equity at risk recorded as investments by the Company (before consolidation) against either equity (private equity and real estate partnership funds) or senior and subordinated debt (CLOs) of the funds.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2014
Total investments and cash	$94,059.1	$—	$—	$(46.6)	$(647.8)	$93,364.7
Other assets	16,235.0	—	—	—	—	16,235.0
Assets held in consolidated investment entities	—	7,466.2	3,859.7	—	(2.7)	11,323.2
Assets held in separate accounts	106,007.8	—	—	—	—	106,007.8
Total assets	$216,301.9	$7,466.2	$3,859.7	$(46.6)	$(650.5)	$226,930.7

Future policy benefits and contract owner account balances	$84,951.7	$—	$—	$—	$—	$84,951.7
Other liabilities	9,216.5	—	—	—	(2.7)	9,213.8
Liabilities held in consolidated investment entities	0.1	7,445.8	796.6	(46.6)	—	8,195.9
Liabilities related to separate accounts	106,007.8	—	—	—	—	106,007.8
Total liabilities	200,176.1	7,445.8	796.6	(46.6)	(2.7)	208,369.2
Equity attributable to common shareholder	16,125.8	—	3,063.1	—	(3,063.1)	16,125.8
Retained earnings appropriated for investors in consolidated investment entities	—	20.4	—	—	—	20.4
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	2,415.3	2,415.3
Total liabilities and equity	$216,301.9	$7,466.2	$3,859.7	$(46.6)	$(650.5)	$226,930.7
(1) The Before Consolidation column includes the Company's equity interest in the investment products subsequently consolidated, accounted for as equity method and available-for-sale investments.
(2)Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company's equity at risk recorded as investments by the Company (before consolidation) against either equity (private equity and real estate partnership funds) or senior and subordinated debt (CLOs) of the funds.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2015
Revenues:
Net investment income	$4,667.5	$—	$—	$2.4	$(32.1)	$4,637.8
Fee income	3,555.3	—	—	(36.0)	(38.2)	3,481.1
Premiums	3,024.5	—	—	—	—	3,024.5
Net realized capital losses	(733.3)	—	—	—	—	(733.3)
Other income	413.1	—	—	(5.5)	(0.7)	406.9
Income related to consolidated investment entities	—	311.9	227.8	(15.5)	—	524.2
Total revenues	10,927.1	311.9	227.8	(54.6)	(71.0)	11,341.2
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	6,510.0	—	—	—	—	6,510.0
Other expense	3,962.9	—	—	—	—	3,962.9
Operating expenses related to consolidated investment entities	—	323.3	54.1	(54.6)	(39.0)	283.8
Total benefits and expenses	10,472.9	323.3	54.1	(54.6)	(39.0)	10,756.7
Income (loss) before income taxes	454.2	(11.4)	173.7	—	(32.0)	584.5
Income tax expense (benefit)	45.9	—	—	—	—	45.9
Net income (loss)	408.3	(11.4)	173.7	—	(32.0)	538.6
Less: Net income (loss) attributable to noncontrolling interest	—	(11.4)	—	—	141.7	130.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$—	$173.7	$—	$(173.7)	$408.3
(1)The Before Consolidation column includes the Company's equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company's share has been eliminated through consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company's management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2014
Revenues:
Net investment income	$4,731.4	$—	$—	$(3.0)	$(113.6)	$4,614.8
Fee income	3,711.0	—	—	(30.2)	(48.3)	3,632.5
Premiums	2,626.4	—	—	—	—	2,626.4
Net realized capital losses	(878.4)	—	—	—	—	(878.4)
Other income	441.7	—	—	(7.5)	(1.4)	432.8
Income related to consolidated investment entities	—	257.3	410.3	(8.8)	—	658.8
Total revenues	10,632.1	257.3	410.3	(49.5)	(163.3)	11,086.9
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	5,937.9	—	—	—	—	5,937.9
Other expense	4,130.7	—	—	—	—	4,130.7
Operating expenses related to consolidated investment entities	—	255.3	61.0	(49.5)	(49.7)	217.1
Total benefits and expenses	10,068.6	255.3	61.0	(49.5)	(49.7)	10,285.7
Income (loss) before income taxes	563.5	2.0	349.3	—	(113.6)	801.2
Income tax expense (benefit)	(1,731.5)	—	—	—	—	(1,731.5)
Net income (loss)	2,295.0	2.0	349.3	—	(113.6)	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	—	2.0	—	—	235.7	237.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,295.0	$—	$349.3	$—	$(349.3)	$2,295.0
(1)The Before Consolidation column includes the Company's equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company's share has been eliminated through consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company's management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2013
Revenues:
Net investment income	$4,791.2	$—	$—	$(5.7)	$(96.5)	$4,689.0
Fee income	3,723.8	—	—	(23.2)	(34.3)	3,666.3
Premiums	1,956.3	—	—	—	—	1,956.3
Net realized capital losses	(2,536.8)	—	—	—	—	(2,536.8)
Other income	443.6	—	—	(10.0)	(0.6)	433.0
Income related to consolidated investment entities	—	234.6	322.6	(8.5)	—	548.7
Total revenues	8,378.1	234.6	322.6	(47.4)	(131.4)	8,756.5
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,497.8	—	—	—	—	4,497.8
Other expense	3,314.3	—	—	—	—	3,314.3
Operating expenses related to consolidated investment entities	—	222.6	48.0	(47.4)	(34.9)	188.3
Total benefits and expenses	7,812.1	222.6	48.0	(47.4)	(34.9)	8,000.4
Income (loss) before income taxes	566.0	12.0	274.6	—	(96.5)	756.1
Income tax expense (benefit)	(32.5)	—	—	—	—	(32.5)
Net income (loss)	598.5	12.0	274.6	—	(96.5)	788.6
Less: Net income (loss) attributable to noncontrolling interest	—	12.0	—	—	178.1	190.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$598.5	$—	$274.6	$—	$(274.6)	$598.5
(1) The Before Consolidation column includes the Company's equity interest in the investment products accounted for as equity method (private equity and real estate partnership funds) and available-for-sale investments (CLOs). The net income arising from consolidation of CLOs is completely attributable to other investors in these CLOs, as the Company's share has been eliminated through consolidation.
(2) Adjustments include the elimination of intercompany transactions between the Company and its consolidated investment products, primarily the elimination of the Company's management fees expensed by the funds and recorded as operating revenues (before consolidation) by the Company.

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

Investments held by consolidated private equity funds and single strategy hedge funds are measured and reported at fair value in the Company's Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in the Company's Consolidated Statements of Operations.

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

VIEs - CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0% and typically range in credit rating categories from AAA down to unrated. As of December 31, 2015 and 2014, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $325.5 and $75.9, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2015 and 2014.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 7.00% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 8.9 years as of December 31, 2015. The outstanding balance on the notes issued by consolidated CLOs exceeds their fair value by approximately $499.9 and $239.6 as of December 31, 2015 and 2014, respectively. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

The following table summarizes significant unobservable inputs for Level 3 fair value measurements as of the dates indicated:

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2015
Assets:
CLO Investments	$18.3	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin
Liabilities:
CLO Notes	$6,956.2	Discounted Cash Flow	Default Rate
			Recovery Rate
			Prepayment Rate
			Discount Margin

	Fair Value	Valuation Technique	Unobservable Inputs
December 31, 2014
Assets:
CLO Investments	$19.2	Discounted Cash Flow	Default Rate
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

VOEs - Private Equity Funds, Single Strategy Hedge Funds, and Registered Investment Companies

Limited partnerships, at fair value, and the PIF, at fair value, primarily represent the Company's investments in private equity funds. At times, the limited partnerships and the PIF make strategic co-investments directly into private equity companies, including, but not limited to, buyout, venture capital, distressed and mezzanine. The Company’s investment in a single strategy hedge fund is also at fair value. The fair value for these investments is estimated based on the NAV from the latest financial statements of these funds, provided by the fund's investment manager or third party administrator.

The Voya Strategic Income Opportunities Fund, at fair value, represents the Company’s investment in a fixed income series fund, and the fair value for the investment is based on quoted market price.

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

As of December 31, 2015 and 2014, certain private equity funds maintained revolving lines of credit of $597.0 and $550.0, respectively, which renew annually and bear interest at LIBOR/EURIBOR plus 150 and 160 bps, respectively. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, outstanding borrowings amount to $553.7 and $261.4,respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Single Strategy Hedge Funds

As of December 31, 2015 and 2014, the Company acts as investment manager of a certain single strategy hedge fund (the "Fund") that seeks to achieve its investment objective by investing in many forms of U.S. residential mortgage-backed securities, government securities and related derivative instruments, including without limitation, U.S. Treasury debt, government sponsored enterprise ("Agency") backed securities and fixed or adjustable rate collateralized mortgage obligations and Real Estate Mortgage Investment Conduits ("REMICs"). The Fund may also enter into repurchase and reverse repurchase agreements.

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

During the years ended December 31, 2015 and 2014, this Fund sold securities under an agreement to repurchase at a specified future date. Securities sold under an agreement to repurchase are not de-recognized on the Consolidated Balance Sheets, as the single strategy hedge fund retains substantially all the risks and rewards of ownership. The obligation to repay the corresponding cash received is recognized in the Consolidated Balance Sheets in Liabilities related to consolidated investment entities - Other liabilities. As of December 31, 2015 and 2014, outstanding financings amount to $1,009.2 and $417.1, respectively.

Voya Strategic Income Opportunities Fund

Voya Strategic Income Opportunities Fund seeks to achieve its investment strategy by investing primarily in fixed-income corporate, government, and agency securities. Investments in this fund are priced in accordance with the procedures adopted by the Fund’s Board, and such procedures provide that the fair value of debt securities are valued using an evaluated price provided by an independent pricing service. Evaluated prices provided by the pricing service may be determined without exclusive reliance on quoted prices, and may reflect factors such as institution-size trading in similar groups of securities, developments related to specific securities, benchmark yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. Securities that rely upon a vendor supplied price are classified as Level 2.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets
VIEs - CLO entities:
Cash and cash equivalents	$246.4	$—	$—	$246.4
Corporate loans, at fair value using the fair value option	—	6,864.2	18.3	6,882.5
VOEs - Private equity funds and single strategy hedge funds:
Cash and cash equivalents	221.2	—	—	221.2
Limited partnerships/corporations, at fair value	—	2,092.6	2,881.1	4,973.7
Total assets, at fair value	$467.6	$8,956.8	$2,899.4	$12,323.8
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$—	$—	$6,956.2	$6,956.2
Total liabilities, at fair value	$—	$—	$6,956.2	$6,956.2

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

For the year ended December 31, 2015, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2. For the year ended December 31, 2014, $13.9 of investments held in single strategy hedge funds were transferred from Level 2 to Level 3 based upon the use of broker quotes to price certain underlying securities held by the single strategy hedge fund. There were no transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the year ended December 31, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of December 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$19.2	$(0.2)	$—	$(0.7)	$—	$—	$18.3
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,691.7	159.8	894.9	(865.3)	—	—	2,881.1
Total assets, at fair value	$2,710.9	$159.6	$894.9	$(866.0)	$—	$—	$2,899.4
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$6,838.1	$(255.9)	$1,173.0	$(799.0)	$—	$—	$6,956.2
Total liabilities, at fair value	$6,838.1	$(255.9)	$1,173.0	$(799.0)	$—	$—	$6,956.2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the year ended December 31, 2014 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of December 31
Assets
VIEs - CLO entities:
Corporate loans, at fair value using the fair value option	$25.5	$0.4	$—	$(6.7)	$—	$—	$19.2
VOEs - Private equity funds and single strategy hedge funds:
Limited partnerships/corporations, at fair value	2,734.1	332.9	384.7	(773.9)	13.9	—	2,691.7
Total assets, at fair value	$2,759.6	$333.3	$384.7	$(780.6)	$13.9	$—	$2,710.9
Liabilities
VIEs - CLO entities:
CLO notes, at fair value using the fair value option	$5,161.6	$(87.5)	$2,052.7	$(288.7)	$—	$—	$6,838.1
Total liabilities, at fair value	$5,161.6	$(87.5)	$2,052.7	$(288.7)	$—	$—	$6,838.1

Deconsolidation of Certain Investment Entities

The Company deconsolidated one investment entity during the year ended December 31, 2015, and did not deconsolidate any investment entities during the year ended December 31, 2014.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of December 31, 2015, the Company held a $1.4 ownership interest in an unconsolidated CLO. As of December 31, 2014, the Company did not hold any ownership interests in these unconsolidated CLOs.

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

	December 31, 2015	December 31, 2014
Carrying amount	$1.4	$—
Maximum exposure to loss	1.4	—
Assets of nonconsolidated investment entities	1,279.9	932.8
Liabilities of nonconsolidated investment entities	1,336.8	983.7

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

21.    Segments

The Company provides its principal products and services in two ongoing businesses ("Ongoing Business") and reports results through five ongoing segments as follows:

Business	Segment
Retirement and Investment Solutions	Retirement Annuities Investment Management
Insurance Solutions	Individual Life Employee Benefits

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company also has a Corporate segment, which includes corporate obligations, assets and obligations and assets not allocated to other segments, and two Closed Block segments, which comprise products that are in run-off and no longer being actively marketed and sold.

These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

Retirement and Investment Solutions

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management.

The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, stable value products and pension risk transfer solutions to institutional clients where the Company may or may not be providing defined contribution products and services, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers.

The Annuities segment primarily provides fixed and indexed annuities, tax-qualified mutual fund custodial products and other investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management sold through multiple channels.

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

Corporate

The Corporate segment includes corporate operations and corporate level assets and financial obligations. The Corporate segment includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, and other items not allocated to segments, including items such as expenses of the Company's strategic investment program, certain expenses and liabilities of employee benefit plans and intercompany eliminations.

Closed Blocks

The Closed Blocks segments consist of two separate reporting segments that include run-off and legacy business lines that are no longer being actively marketed or sold.

The Closed Block Variable Annuity ("CBVA") segment consists of variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, the Company separated its CBVA segment from other

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

operations, placing it in run-off and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010 and the block shifted to run-off).

The Closed Block Other segment consists primarily of run-off activity related to a block of GICs and funding agreements that were issued with the proceeds invested to earn a spread as well as other residual activity on closed or divested business, including the Company's group reinsurance and individual reinsurance businesses. While the business in the Closed Block Other segment includes activity being managed in active run-off, the Company may issue liabilities from time to time to replace liabilities that are maturing.

Measurement

Operating earnings before income taxes is an internal measure used by management to evaluate segment performance. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. However, the Company believes that the definition of operating earnings before income taxes provides a valuable measure of its business and segment performances and enhance the understanding of the Company’s performance by highlighting performance drivers. Each segment’s operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Retirement and Investment Solutions:
Retirement	$470.6	$517.8	$595.8
Annuities	243.0	262.0	293.8
Investment Management	181.9	210.3	178.1
Insurance Solutions:
Individual Life	172.7	237.3	254.8
Employee Benefits	146.1	148.9	106.1
Total Ongoing Business	1,214.3	1,376.3	1,428.6
Corporate	(259.2)	(170.4)	(210.6)
Closed Blocks:
Closed Block Other	22.4	24.7	50.6
Total operating earnings before income taxes	977.5	1,230.6	1,268.6

Adjustments:
Closed Block Variable Annuity	(173.3)	(239.2)	(1,211.3)
Net investment gains (losses) and related charges and adjustments	(83.3)	215.1	212.1
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(93.9)	(12.8)	19.4
Loss related to businesses exited through reinsurance or divestment	(169.3)	(157.3)	(59.8)
Income (loss) attributable to noncontrolling interest	130.3	237.7	190.1
Loss related to early extinguishment of debt	(10.1)	—	—
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	62.7	(372.7)	405.2
Other adjustments to operating earnings	(56.1)	(100.2)	(68.2)
Income (loss) before income taxes	$584.5	$801.2	$756.1

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

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Retirement and Investment Solutions:
Retirement	$2,994.1	$2,427.4	$2,399.4
Annuities	1,262.6	1,353.4	1,244.6
Investment Management	622.2	655.4	607.7
Insurance Solutions:
Individual Life	2,616.7	2,717.8	2,791.9
Employee Benefits	1,507.2	1,373.0	1,262.5
Total Ongoing Business	9,002.8	8,527.0	8,306.1
Corporate	69.8	91.3	87.4
Closed Blocks:
Closed Block Other	66.6	102.7	136.8
Total operating revenues	9,139.2	8,721.0	8,530.3

Adjustments:
Closed Block Variable Annuity	1,584.5	1,262.0	(728.2)
Net realized investment gains (losses) and related charges and adjustments	(149.8)	216.7	157.4
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	72.0	(30.5)	104.0
Revenues related to businesses exited through reinsurance or divestment	25.6	149.3	(76.2)
Revenues attributable to noncontrolling interest	414.1	455.0	411.2
Other adjustments to operating revenues	255.6	313.4	358.0
Total revenues	$11,341.2	$11,086.9	$8,756.5

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Investment management intersegment revenues	$158.2	$157.3	$157.8

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2015	December 31, 2014
Retirement and Investment Solutions:
Retirement	$93,771.5	$96,433.9
Annuities	25,055.7	25,901.5
Investment Management	556.8	492.6
Insurance Solutions:
Individual Life	26,068.9	26,877.1
Employee Benefits	2,554.8	2,602.4
Total Ongoing Business	148,007.7	152,307.5
Corporate	5,919.2	5,889.3
Closed Blocks:
Closed Block Variable Annuity	44,322.9	48,706.9
Closed Block Other	8,244.5	9,398.2
Closed Blocks	52,567.4	58,105.1
Total assets of segments	206,494.3	216,301.9
Noncontrolling interest	11,755.3	10,628.8
Total assets	$218,249.6	$226,930.7

22.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of December 31, 2015 and 2014, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2015, 2014 and 2013.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$67,748.7	$(15.3)	$67,733.4
Fixed maturities, at fair value using the fair value option	—	—	3,226.6	—	3,226.6
Equity securities, available-for-sale, at fair value	83.7	—	248.0	—	331.7
Short-term investments	212.0	—	1,284.7	—	1,496.7
Mortgage loans on real estate, net of valuation allowance	—	—	10,447.5	—	10,447.5
Policy loans	—	—	2,002.7	—	2,002.7
Limited partnerships/corporations	—	—	510.6	—	510.6
Derivatives	67.2	—	1,605.7	(134.4)	1,538.5
Investments in subsidiaries	15,110.5	11,092.2	—	(26,202.7)	—
Other investments	—	0.5	91.1	—	91.6
Securities pledged	—	—	1,112.6	—	1,112.6
Total investments	15,473.4	11,092.7	88,278.2	(26,352.4)	88,491.9
Cash and cash equivalents	378.1	18.4	2,116.2	—	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	10.6	—	649.4	—	660.0
Accrued investment income	—	—	899.0	—	899.0
Reinsurance recoverable	—	—	7,653.7	—	7,653.7
Deferred policy acquisition costs, Value of business acquired	—	—	5,370.1	—	5,370.1
Sales inducements to contract holders	—	—	263.3	—	263.3
Deferred income taxes	404.4	32.7	1,777.7	—	2,214.8
Goodwill and other intangible assets	—	—	250.8	—	250.8
Loans to subsidiaries and affiliates	330.2	—	—	(330.2)	—
Due from subsidiaries and affiliates	6.1	0.1	1.9	(8.1)	—
Other assets	45.9	—	894.5	—	940.4
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	4,973.7	—	4,973.7
Cash and cash equivalents	—	—	467.6	—	467.6
Corporate loans, at fair value using the fair value option	—	—	6,882.5	—	6,882.5
Other assets	—	—	154.3	—	154.3
Assets held in separate accounts	—	—	96,514.8	—	96,514.8
Total assets	$16,648.7	$11,143.9	$217,147.7	$(26,690.7)	$218,249.6

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$19,508.0	$—	$19,508.0
Contract owner account balances	—	—	68,664.1	—	68,664.1
Payables under securities loan agreement, including collateral held	—	—	1,485.0	—	1,485.0
Short-term debt with affiliates	—	206.5	123.7	(330.2)	—
Long-term debt	2,997.5	485.0	18.7	(15.3)	3,485.9
Funds held under reinsurance agreements	—	—	702.4	—	702.4
Derivatives	67.2	—	554.7	(134.4)	487.5
Pension and other postretirement provisions	—	—	687.4	—	687.4
Current income taxes	70.1	(2.5)	2.4	—	70.0
Due to subsidiaries and affiliates	0.2	—	5.9	(6.1)	—
Other liabilities	77.9	13.3	1,371.7	(2.0)	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,956.2	—	6,956.2
Other liabilities	—	—	1,951.6	—	1,951.6
Liabilities related to separate accounts	—	—	96,514.8	—	96,514.8
Total liabilities	3,212.9	702.3	198,546.6	(488.0)	201,973.8
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	13,435.8	10,441.6	15,761.1	(26,202.7)	13,435.8
Noncontrolling interest	—	—	2,840.0	—	2,840.0
Total shareholders' equity	13,435.8	10,441.6	18,601.1	(26,202.7)	16,275.8
Total liabilities and shareholders' equity	$16,648.7	$11,143.9	$217,147.7	$(26,690.7)	$218,249.6

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,925.6	$(15.3)	$69,910.3
Fixed maturities, at fair value using the fair value option	—	—	3,564.5	—	3,564.5
Equity securities, available-for-sale, at fair value	83.4	—	188.4	—	271.8
Short-term investments	—	—	1,711.4	—	1,711.4
Mortgage loans on real estate, net of valuation allowance	—	—	9,794.1	—	9,794.1
Policy loans	—	—	2,104.0	—	2,104.0
Limited partnerships/corporations	—	—	363.2	—	363.2
Derivatives	69.0	—	1,923.1	(172.5)	1,819.6
Investments in subsidiaries	17,918.1	13,312.0	—	(31,230.1)	—
Other investments	—	14.4	95.9	—	110.3
Securities pledged	—	—	1,184.6	—	1,184.6
Total investments	18,070.5	13,326.4	90,854.8	(31,417.9)	90,833.8
Cash and cash equivalents	682.1	1.6	1,847.2	—	2,530.9
Short-term investments under securities loan agreements, including collateral delivered	30.7	—	816.4	(20.1)	827.0
Accrued investment income	—	—	891.7	—	891.7
Reinsurance recoverable	—	—	7,116.9	—	7,116.9
Deferred policy acquisition costs, Value of business acquired	—	—	4,570.9	—	4,570.9
Sales inducements to contract holders	—	—	253.6	—	253.6
Deferred income taxes	398.2	49.2	852.5	—	1,299.9
Goodwill and other intangible assets	—	—	284.4	—	284.4
Loans to subsidiaries and affiliates	169.0	—	0.3	(169.3)	—
Due from subsidiaries and affiliates	13.0	0.1	6.0	(19.1)	—
Other assets	49.2	—	942.2	(0.8)	990.6
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	3,727.3	—	3,727.3
Cash and cash equivalents	—	—	710.4	—	710.4
Corporate loans, at fair value using the fair value option	—	—	6,793.1	—	6,793.1
Other assets	—	—	92.4	—	92.4
Assets held in separate accounts	—	—	106,007.8	—	106,007.8
Total assets	$19,412.7	$13,377.3	$225,767.9	$(31,627.2)	$226,930.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,632.2	$—	$15,632.2
Contract owner account balances	—	—	69,319.5	—	69,319.5
Payables under securities loan agreement, including collateral held	—	—	1,445.0	—	1,445.0
Short-term debt with affiliates	—	149.7	19.3	(169.0)	—
Long-term debt	2,997.1	515.3	18.6	(15.3)	3,515.7
Funds held under reinsurance agreements	—	—	1,159.6	—	1,159.6
Derivatives	103.5	—	918.3	(172.5)	849.3
Pension and other postretirement provisions	—	—	826.2	—	826.2
Current income taxes	84.8	(5.7)	5.7	—	84.8
Due to subsidiaries and affiliates	4.8	1.2	(1.9)	(4.1)	—
Other liabilities	76.3	14.9	1,278.3	(36.3)	1,333.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,838.1	—	6,838.1
Other liabilities	—	—	1,357.8	—	1,357.8
Liabilities related to separate accounts	—	—	106,007.8	—	106,007.8
Total liabilities	3,266.5	675.4	204,824.5	(397.2)	208,369.2
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	16,146.2	12,701.9	18,528.1	(31,230.0)	16,146.2
Noncontrolling interest	—	—	2,415.3	—	2,415.3
Total shareholder's equity	16,146.2	12,701.9	20,943.4	(31,230.0)	18,561.5
Total liabilities and shareholders' equity	$19,412.7	$13,377.3	$225,767.9	$(31,627.2)	$226,930.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.9	$0.2	$4,642.7	$(9.0)	$4,637.8
Fee income	—	—	3,481.1	—	3,481.1
Premiums	—	—	3,024.5	—	3,024.5
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(110.3)	—	(110.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	6.7	—	6.7
Net other-than-temporary impairments recognized in earnings	—	—	(117.0)	—	(117.0)
Other net realized capital gains (losses)	(1.7)	0.3	(614.9)	—	(616.3)
Total net realized capital gains (losses)	(1.7)	0.3	(731.9)	—	(733.3)
Other revenue	3.2	—	406.4	(2.7)	406.9
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	551.1	—	551.1
Changes in fair value related to collateralized loan obligations	—	—	(26.9)	—	(26.9)
Total revenues	5.4	0.5	11,347.0	(11.7)	11,341.2
Benefits and expenses:
Policyholder benefits	—	—	4,536.8	—	4,536.8
Interest credited to contract owner account balance	—	—	1,973.2	—	1,973.2
Operating expenses	10.4	(0.6)	3,095.9	(2.7)	3,103.0
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	663.4	—	663.4
Interest expense	150.3	51.2	4.0	(9.0)	196.5
Operating expenses related to consolidated investment entities:
Interest expense	—	—	272.2	—	272.2
Other expense	—	—	11.6	—	11.6
Total benefits and expenses	160.7	50.6	10,557.1	(11.7)	10,756.7
Income (loss) before income taxes	(155.3)	(50.1)	789.9	—	584.5
Income tax expense (benefit)	(52.4)	(0.4)	119.3	(20.6)	45.9
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(102.9)	(49.7)	670.6	20.6	538.6
Equity in earnings (losses) of subsidiaries, net of tax	511.2	257.1	—	(768.3)	—
Net income (loss) including noncontrolling interest	408.3	207.4	670.6	(747.7)	538.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	130.3	—	130.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$207.4	$540.3	$(747.7)	$408.3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$11.5	$0.1	$4,610.5	$(7.3)	$4,614.8
Fee income	—	—	3,632.5	—	3,632.5
Premiums	—	—	2,626.4	—	2,626.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(31.9)	—	(31.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.3)	—	(0.3)
Net other-than-temporary impairments recognized in earnings	—	—	(31.6)	—	(31.6)
Other net realized capital gains (losses)	(3.4)	(0.4)	(843.0)	—	(846.8)
Total net realized capital gains (losses)	(3.4)	(0.4)	(874.6)	—	(878.4)
Other revenue	3.2	0.2	432.6	(3.2)	432.8
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	665.5	—	665.5
Changes in fair value related to collateralized loan obligations	—	—	(6.7)	—	(6.7)
Total revenues	11.3	(0.1)	11,086.2	(10.5)	11,086.9
Benefits and expenses:
Policyholder benefits	—	—	3,946.7	—	3,946.7
Interest credited to contract owner account balance	—	—	1,991.2	—	1,991.2
Operating expenses	4.1	—	3,560.8	(3.2)	3,561.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	379.3	—	379.3
Interest expense	149.1	43.2	4.7	(7.3)	189.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	209.5	—	209.5
Other expense	—	—	7.6	—	7.6
Total benefits and expenses	153.2	43.2	10,099.8	(10.5)	10,285.7
Income (loss) before income taxes	(141.9)	(43.3)	986.4	—	801.2
Income tax expense (benefit)	(214.8)	(82.6)	(1,381.2)	(52.9)	(1,731.5)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	72.9	39.3	2,367.6	52.9	2,532.7
Equity in earnings (losses) of subsidiaries, net of tax	2,242.8	733.2	—	(2,976.0)	—
Net income (loss) including noncontrolling interest	2,315.7	772.5	2,367.6	(2,923.1)	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	237.7	—	237.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,315.7	$772.5	$2,129.9	$(2,923.1)	$2,295.0

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$36.4	$0.2	$4,656.2	$(3.8)	$4,689.0
Fee income	—	—	3,666.3	—	3,666.3
Premiums	—	—	1,956.3	—	1,956.3
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(43.7)	—	(43.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(8.0)	—	(8.0)
Net other-than-temporary impairments recognized in earnings	—	—	(35.7)	—	(35.7)
Other net realized capital gains (losses)	(39.2)	—	(2,461.9)	—	(2,501.1)
Total net realized capital gains (losses)	(39.2)	—	(2,497.6)	—	(2,536.8)
Other revenue	4.2	2.6	429.2	(3.0)	433.0
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	545.2	—	545.2
Changes in fair value related to collateralized loan obligations	—	—	3.5	—	3.5
Total revenues	1.4	2.8	8,759.1	(6.8)	8,756.5
Benefits and expenses:
Policyholder benefits	—	—	2,409.4	—	2,409.4
Interest credited to contract owner account balance	—	—	2,088.4	—	2,088.4
Operating expenses	8.8	—	2,680.9	(3.0)	2,686.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	442.8	—	442.8
Interest expense	129.2	52.8	6.6	(3.8)	184.8
Operating expenses related to consolidated investment entities:
Interest expense	—	—	180.6	—	180.6
Other expense	—	—	7.7	—	7.7
Total benefits and expenses	138.0	52.8	7,816.4	(6.8)	8,000.4
Income (loss) before income taxes	(136.6)	(50.0)	942.7	—	756.1
Income tax expense (benefit)	(208.0)	(31.0)	206.5	—	(32.5)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	71.4	(19.0)	736.2	—	788.6
Equity in earnings (losses) of subsidiaries, net of tax	527.1	866.0	—	(1,393.1)	—
Net income (loss) including noncontrolling interest	598.5	847.0	736.2	(1,393.1)	788.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	190.1	—	190.1
Net income (loss) available to Voya Financial, Inc.'s common shareholder	$598.5	$847.0	$546.1	$(1,393.1)	$598.5

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$408.3	$207.4	$670.6	$(747.7)	$538.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,581.2)	(1,874.5)	(2,581.3)	4,455.8	(2,581.2)
Other-than-temporary impairments	18.8	12.9	18.8	(31.7)	18.8
Pension and other postretirement benefit liability	(13.7)	(3.2)	(13.7)	16.9	(13.7)
Other comprehensive income (loss), before tax	(2,576.1)	(1,864.8)	(2,576.2)	4,441.0	(2,576.1)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(897.3)	(648.3)	(897.4)	1,545.7	(897.3)
Other comprehensive income (loss), after tax	(1,678.8)	(1,216.5)	(1,678.8)	2,895.3	(1,678.8)
Comprehensive income (loss)	(1,270.5)	(1,009.1)	(1,008.2)	2,147.6	(1,140.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	130.3	—	130.3
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,270.5)	$(1,009.1)	$(1,138.5)	$2,147.6	$(1,270.5)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$2,315.7	$772.5	$2,367.6	$(2,923.1)	$2,532.7
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	1,910.5	1,194.3	1,914.5	(3,108.8)	1,910.5
Other-than-temporary impairments	40.0	34.2	40.0	(74.2)	40.0
Pension and other postretirement benefit liability	(13.8)	(3.2)	(13.8)	17.0	(13.8)
Other comprehensive income (loss), before tax	1,936.7	1,225.3	1,940.7	(3,166.0)	1,936.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	682.1	433.1	682.1	(1,115.2)	682.1
Other comprehensive income (loss), after tax	1,254.6	792.2	1,258.6	(2,050.8)	1,254.6
Comprehensive income (loss)	3,570.3	1,564.7	3,626.2	(4,973.9)	3,787.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	237.7	—	237.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$3,570.3	$1,564.7	$3,388.5	$(4,973.9)	$3,549.6

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2013

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$598.5	$847.0	$736.2	$(1,393.1)	$788.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,989.8)	(1,894.2)	(2,993.2)	4,887.4	(2,989.8)
Other-than-temporary impairments	48.0	26.8	48.0	(74.8)	48.0
Pension and other postretirement benefit liability	(13.8)	(3.2)	(13.8)	17.0	(13.8)
Other comprehensive income (loss), before tax	(2,955.6)	(1,870.6)	(2,959.0)	4,829.6	(2,955.6)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,094.0)	(698.8)	(1,093.8)	1,792.6	(1,094.0)
Other comprehensive income (loss), after tax	(1,861.6)	(1,171.8)	(1,865.2)	3,037.0	(1,861.6)
Comprehensive income (loss)	(1,263.1)	(324.8)	(1,129.0)	1,643.9	(1,073.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	190.1	—	190.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholder	$(1,263.1)	$(324.8)	$(1,319.1)	$1,643.9	$(1,263.1)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$127.8	$261.7	$3,373.0	$(516.8)	$3,245.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	12,070.7	—	12,070.7
Equity securities, available-for-sale	24.1	—	51.4	—	75.5
Mortgage loans on real estate	—	—	1,543.3	—	1,543.3
Limited partnerships/corporations	—	—	288.7	—	288.7
Acquisition of:
Fixed maturities	—	—	(13,573.1)	—	(13,573.1)
Equity securities, available-for-sale	(30.5)	—	(111.5)	—	(142.0)
Mortgage loans on real estate	—	—	(2,195.9)	—	(2,195.9)
Limited partnerships/corporations	—	—	(470.6)	—	(470.6)
Short-term investments, net	(212.0)	—	428.3	—	216.3
Policy loans, net	—	—	101.3	—	101.3
Derivatives, net	(32.9)	—	(232.8)	—	(265.7)
Other investments, net	—	14.2	5.3	—	19.5
Sales from consolidated investments entities	—	—	5,431.5	—	5,431.5
Purchases of consolidated investment entities	—	—	(7,521.0)	—	(7,521.0)
Maturity of intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans to subsidiaries	(161.9)	—	—	161.9	—
Return of capital contributions and dividends from subsidiaries	1,467.5	1,197.7	—	(2,665.2)	—
Capital contributions to subsidiaries	—	(15.0)	—	15.0	—
Collateral received (delivered), net	20.1	—	187.6	—	207.7
Purchases of fixed assets, net	—	—	(60.1)	—	(60.1)
Net cash provided by (used in) investing activities	$1,075.1	$1,196.9	$(4,056.9)	$(2,489.0)	$(4,273.9)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$7,790.7	$—	$7,790.7
Maturities and withdrawals from investment contracts	—	—	(6,800.1)	—	(6,800.1)
Repayment of debt with maturities of more than three months	—	(31.2)	—	—	(31.2)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Intercompany loans with maturities of more than three months	—	—	(0.7)	0.7	—
Net (repayments of) proceeds from short-term intercompany loans	—	56.9	105.0	(161.9)	—
Return of capital contributions and dividends to parent	—	(1,467.5)	(1,714.5)	3,182.0	—
Contributions of capital from parent	—	—	15.0	(15.0)	—
Borrowings of consolidated investment entities	—	—	1,372.7	—	1,372.7
Repayments of borrowings of consolidated investment entities	—	—	(478.7)	—	(478.7)
Contributions from (distributions to) participants in consolidated investment entities	—	—	661.8	—	661.8
Excess tax benefits on share-based compensation	—	—	1.7	—	1.7
Share-based compensation	(4.5)	—	—	—	(4.5)
Common stock acquired - Share repurchase	(1,486.6)	—	—	—	(1,486.6)
Dividends paid	(9.0)	—	—	—	(9.0)
Net cash provided by (used in) financing activities	(1,506.9)	(1,441.8)	952.9	3,005.8	1,010.0
Net increase (decrease) in cash and cash equivalents	(304.0)	16.8	269.0	—	(18.2)
Cash and cash equivalents, beginning of year	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of year	$378.1	$18.4	$2,116.2	$—	$2,512.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$85.7	$160.1	$3,565.8	$(183.0)	$3,628.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	13,594.0	—	13,594.0
Equity securities, available-for-sale	18.7	13.1	38.2	—	70.0
Mortgage loans on real estate	—	—	1,555.3	—	1,555.3
Limited partnerships/corporations	—	—	204.3	—	204.3
Acquisition of:
Fixed maturities	—	—	(12,985.3)	—	(12,985.3)
Equity securities, available-for-sale	(25.0)	—	(3.4)	—	(28.4)
Mortgage loans on real estate	—	—	(2,036.4)	—	(2,036.4)
Limited partnerships/corporations	—	—	(289.0)	—	(289.0)
Short-term investments, net	—	—	(662.0)	—	(662.0)
Policy loans, net	—	—	43.0	—	43.0
Derivatives, net	1.3	—	(1,118.7)	—	(1,117.4)
Other investments, net	—	(11.0)	44.0	—	33.0
Sales from consolidated investments entities	—	—	3,470.1	—	3,470.1
Purchases of consolidated investment entities	—	—	(5,533.9)	—	(5,533.9)
Maturity of Intercompany loans with maturities more than three months	0.9	—	—	(0.9)	—
Net maturity of short-term intercompany loans	41.5	—	—	(41.5)	—
Return of capital contributions and dividends from subsidiaries	902.0	780.0	—	(1,682.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	401.5	—	401.5
Purchases of fixed assets, net	—	—	(32.7)	—	(32.7)
Net cash provided by (used in) investing activities	$789.4	$611.1	$(3,311.0)	$(1,403.4)	$(3,313.9)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$8,153.6	$—	$8,153.6
Maturities and withdrawals from investment contracts	—	—	(9,899.3)	—	(9,899.3)
Debt issuance costs	(16.8)	—	—	—	(16.8)
Intercompany loans with maturities more than three months	—	—	(0.9)	0.9	—
Net (repayments of) proceeds from short-term intercompany loans	—	24.3	(65.8)	41.5	—
Return of capital contributions and dividends to parent	—	(795.0)	(1,070.0)	1,865.0	—
Contributions of capital from parent	—	—	321.0	(321.0)	—
Borrowings of consolidated investment entities	—	—	401.3	—	401.3
Repayments of borrowings of consolidated investment entities	—	—	(75.8)	—	(75.8)
Contributions from (distributions to) participants in consolidated investment entities	—	—	1,624.9	—	1,624.9
Excess tax benefits on share-based compensation	—	—	3.9	—	3.9
Common stock acquired - Share repurchase	(789.4)	—	—	—	(789.4)
Share-based compensation	(16.9)	—	—	—	(16.9)
Dividends paid	(10.1)	—	—	—	(10.1)
Net cash provided by (used in) financing activities	(833.2)	(770.7)	(607.1)	1,586.4	(624.6)
Net increase (decrease) in cash and cash equivalents	41.9	0.5	(352.3)	—	(309.9)
Cash and cash equivalents, beginning of year	640.2	1.1	2,199.5	—	2,840.8
Cash and cash equivalents, end of year	$682.1	$1.6	$1,847.2	$—	$2,530.9

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

23. Selected Consolidated Unaudited Quarterly Financial Data

As discussed in the Revision of Previously Issued Financial Statement section of the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, the Company has identified certain accounting errors that affected consolidated financial amounts that were previously presented in its earlier Forms 10-Q and 10-K for the periods below.

The quarterly financial data in 2015 and 2014, as originally reported, the effect of the change and as adjusted, is presented below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2015 (As originally Reported)
Total revenues	$2,626.0	$2,993.9	$3,719.5	$1,996.8
Total benefits and expenses	2,369.7	2,507.7	3,639.2	2,240.1
Income (loss) before income taxes	256.3	486.2	80.3	(243.3)
Net income (loss)	211.6	367.1	116.2	(160.4)
Less: Net income (loss) attributable to noncontrolling interest	26.1	81.9	75.9	(53.6)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	185.5	285.2	40.3	(106.8)
Earnings Per Share
Basic	$0.78	$1.25	$0.18	$(0.50)
Diluted	$0.77	$1.24	$0.18	$(0.49)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

2015 (Effect of Change)
Total revenues	$5.0	$—	$—	$—
Total benefits and expenses	—	—	—	—
Income (loss) before income taxes	5.0	—	—	—
Net income (loss)	4.1	—	—	—
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	4.1	—	—	—
Earnings Per Share
Basic	$0.02	$—	$—	$—
Diluted	$0.02	$—	$—	$—
Cash dividends declared per common share	$—	$—	$—	$—

2015 (As Adjusted)
Total revenues	$2,631.0	$2,993.9	$3,719.5	$1,996.8
Total benefits and expenses	2,369.7	2,507.7	3,639.2	2,240.1
Income (loss) before income taxes	261.3	486.2	80.3	(243.3)
Net income (loss)	215.7	367.1	116.2	(160.4)
Less: Net income (loss) attributable to noncontrolling interest	26.1	81.9	75.9	(53.6)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	189.6	285.2	40.3	(106.8)
Earnings Per Share
Basic	$0.80	$1.25	$0.18	$(0.50)
Diluted	$0.79	$1.24	$0.18	$(0.49)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2014 (As originally Reported)
Total revenues	$2,670.9	$2,698.1	$3,191.1	$2,510.8
Total benefits and expenses	2,368.6	2,279.1	2,636.3	3,001.7
Income (loss) before income taxes	302.3	419.0	554.8	(490.9)
Net income (loss)	271.6	412.9	517.4	1,335.5
Less: Net income (loss) attributable to noncontrolling interest	13.5	166.6	116.6	(59.0)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	258.1	246.3	400.8	1,394.5
Earnings Per Share
Basic	$0.99	$0.97	$1.59	$5.71
Diluted	$0.98	$0.96	$1.58	$5.66
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

2014 (Effect of Change)
Total revenues	$4.0	$2.0	$5.0	$5.0
Total benefits and expenses	—	—	—	—
Income (loss) before income taxes	4.0	2.0	5.0	5.0
Net income (loss)	4.0	2.0	5.0	(15.7)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	4.0	2.0	5.0	(15.7)
Earnings Per Share
Basic	$0.01	$0.01	$0.02	$(0.06)
Diluted	$0.01	$0.01	$0.01	$(0.06)
Cash dividends declared per common share	$—	$—	$—	$—

2014 (As Adjusted)
Total revenues	$2,674.9	$2,700.1	$3,196.1	$2,515.8
Total benefits and expenses	2,368.6	2,279.1	2,636.3	3,001.7
Income (loss) before income taxes	306.3	421.0	559.8	(485.9)
Net income (loss)	275.6	414.9	522.4	1,319.8
Less: Net income (loss) attributable to noncontrolling interest	13.5	166.6	116.6	(59.0)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	262.1	248.3	405.8	1,378.8
Earnings Per Share
Basic	$1.00	$0.98	$1.61	$5.65
Diluted	$0.99	$0.97	$1.59	$5.60
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2015
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$3,136.4	$3,649.0	$3,649.0
U.S. Government agencies and authorities	309.8	352.6	352.6
State, municipalities, and political subdivisions	1,337.8	1,346.2	1,346.2
U.S. corporate public securities	32,794.3	33,616.0	33,616.0
U.S. corporate private securities	6,527.5	6,641.1	6,641.1
Foreign corporate public securities and foreign governments(1)	8,129.1	8,023.6	8,023.6
Foreign corporate private securities(1)	7,252.5	7,348.6	7,348.6
Residential mortgage-backed securities	5,302.0	5,860.5	5,860.5
Commercial mortgage-backed securities	3,967.8	4,092.6	4,092.6
Other asset-backed securities	1,097.8	1,142.4	1,142.4
Total fixed maturities, including securities pledged	69,855.0	72,072.6	72,072.6
Equity securities, available-for-sale	300.4	331.7	331.7
Short-term investments	1,496.7	1,496.7	1,496.7
Mortgage loans on real estate	10,447.5	10,881.4	10,447.5
Policy loans	2,002.7	2,002.7	2,002.7
Limited partnerships/corporations	510.6	510.6	510.6
Derivatives	377.1	1,538.5	1,538.5
Other investments	91.6	101.5	91.6
Total investments	$85,081.6	$88,935.7	$88,491.9
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2015 and 2014
(In millions, except share and per share data)

	As of December 31,
	2015	2014
Assets		(As Adjusted)
Investments:
Equity securities, available-for-sale, at fair value	$83.7	$83.4
Short-term investments	212.0	—
Derivatives	67.2	69.0
Investments in subsidiaries	15,110.5	17,918.1
Total investments	15,473.4	18,070.5
Cash and cash equivalents	378.1	682.1
Short-term investments under securities loan agreements, including collateral delivered	10.6	30.7
Loans to subsidiaries	330.2	169.0
Due from subsidiaries	6.1	13.0
Deferred income taxes	404.4	398.2
Other assets	45.9	49.2
Total assets	$16,648.7	$19,412.7

Liabilities and Shareholders' Equity
Long-term debt	$2,997.5	$2,997.1
Derivatives	67.2	103.5
Due to subsidiaries	0.2	4.8
Current income taxes	70.1	84.8
Other liabilities	77.9	76.3
Total liabilities	3,212.9	3,266.5

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 265,327,196 and 263,653,468 shares issued as of 2015 and 2014, respectively; 209,095,793 and 241,875,485 shares outstanding as of 2015 and 2014, respectively)	2.7	2.6
Treasury stock (at cost; 56,231,403 and 21,777,983 shares as of 2015 and 2014, respectively)	(2,302.3)	(807.0)
Additional paid-in capital	23,716.8	23,650.1
Accumulated other comprehensive income (loss)	1,424.9	3,103.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	9.0	20.4
Unappropriated	(9,415.3)	(9,823.6)
Total Voya Financial, Inc. shareholders' equity	13,435.8	16,146.2
Total liabilities and shareholders' equity	$16,648.7	$19,412.7

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Revenues:
Net investment income	$3.9	$11.5	$36.4
Net realized capital gains (losses)	(1.7)	(3.4)	(39.2)
Other revenue	3.2	3.2	4.2
Total revenues	5.4	11.3	1.4

Expenses:
Interest expense	150.3	149.1	129.2
Other expenses	10.4	4.1	8.8
Total expenses	160.7	153.2	138.0
Loss before income taxes and equity in earnings of subsidiaries	(155.3)	(141.9)	(136.6)
Income tax (benefit) expense	(52.4)	(214.8)	(208.0)
Net income (loss) before equity in earnings of subsidiaries	(102.9)	72.9	71.4
Equity in earnings of subsidiaries	511.2	2,242.8	527.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$2,315.7	$598.5
The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$2,315.7	$598.5
Other comprehensive income (loss), after tax	(1,678.8)	1,254.6	(1,861.6)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,270.5)	$3,570.3	$(1,263.1)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$2,315.7	$598.5
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc.'s common shareholders to Net cash provided by operating activities:
Equity in earnings of subsidiaries	(511.2)	(2,242.8)	(527.1)
Dividends from subsidiaries	241.0	—	—
Net accretion/amortization of discount/premium	10.2	0.4	0.3
Deferred income tax (benefit) expense	(4.1)	(141.0)	(77.0)
Net realized capital (gains) losses	1.7	(3.4)	39.2
Share-based compensation	(4.2)	—	—
Change in:
Other receivables and asset accruals	(16.9)	145.9	191.8
Due from subsidiaries	5.7	3.8	1.1
Due to subsidiaries	(6.5)	6.5	(22.9)
Other payables and accruals	(2.3)	5.1	7.1
Other, net	6.1	(4.5)	(7.6)
Net cash provided by operating activities	127.8	85.7	203.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of
equity securities, available-for-sale	24.1	18.7	14.5
Acquisition of equity securities, available-for-sale	(30.5)	(25.0)	(19.6)
Short-term investments, net	(212.0)	—	—
Derivatives, net	(32.9)	1.3	(6.6)
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	0.7	0.9	2.3
Net maturity of short-term intercompany loans to subsidiaries	(161.9)	41.5	(136.6)
Return of capital contributions and dividends from subsidiaries	1,467.5	902.0	1,434.0
Capital contributions to subsidiaries	—	(150.0)	(2,062.0)
Collateral received (delivered), net	20.1	—	27.7
Net cash provided by (used in) investing activities	1,075.1	789.4	(746.3)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc. Schedule II Condensed Financial Information of Parent Statements of Cash Flows (Continued) For the Years Ended December 31, 2015, 2014 and 2013 (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	—	—	2,146.8
Repayment of debt with maturities of more than three months	—	—	(1,370.4)
Short-term debt, net	—	—	(171.6)
Debt issuance costs	(6.8)	(16.8)	(26.5)
Net (repayments of) proceeds from loans to subsidiaries	—	—	(319.1)
Proceeds from issuance of common stock, net	—	—	571.6
Share-based compensation	(4.5)	(16.9)	—
Common stock acquired - Share repurchase	(1,486.6)	(789.4)	—
Dividends paid	(9.0)	(10.1)	(5.2)
Net cash (used in) provided by financing activities	(1,506.9)	(833.2)	825.6
Net (decrease) increase in cash and cash equivalents	(304.0)	41.9	282.7
Cash and cash equivalents, beginning of period	682.1	640.2	357.5
Cash and cash equivalents, end of period	$378.1	$682.1	$640.2

Supplemental cash flow information:
Income taxes paid (received), net	$77.1	$42.8	$43.0
Interest paid	143.5	141.1	90.6

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

1.    Basis of Presentation

The condensed financial information of Voya Financial, Inc. should be read in conjunction with the consolidated financial statements of Voya Financial, Inc. and its subsidiaries (collectively the "Company") and the notes thereto (the "Consolidated Financial Statements").

Prior to May 2013, the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands, with American Depository Shares listed on the New York Stock Exchange. In 2009, ING Group announced the anticipated separation of its global banking and insurance businesses, including the divestiture of the Company. On April 11, 2013, the Company announced plans to rebrand in the future as Voya Financial, Inc. On May 2, 2013, the common stock of Voya Financial, Inc. began trading on the New York Stock Exchange under the symbol "VOYA." On May 7, 2013 and May 31, 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale by Voya Financial, Inc. of 30,769,230 shares of common stock and the sale by ING Insurance International B.V. ("ING International"), an indirect, wholly owned subsidiary of ING Group and previously the sole stockholder of Voya Financial, Inc., of 44,201,773 shares of outstanding common stock of Voya Financial, Inc. (collectively, "the IPO"). On September 30, 2013, ING International transferred all of its shares of Voya Financial, Inc. common stock to ING Group.

On October 29, 2013, ING Group completed a sale of 37,950,000 shares of common stock of the Company in a registered public offering ("Secondary Offering"), reducing ING Group's ownership in the Company to 57%.

Throughout 2014, ING Group completed the sale of an aggregate of 82,783,006 shares of common stock of Voya Financial, Inc. in a series of registered public offerings. Also during 2014, pursuant to the terms of share repurchase agreements between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 19,447,847 shares of its common stock from ING Group. As of the end of 2014, ING Group's ownership of Voya Financial, Inc. had been reduced to approximately19%.

In March of 2015, ING Group completed a sale of 32,018,100 shares of common stock of Voya Financial, Inc. in a registered public offering. Concurrently with this offering, pursuant to the terms of a share repurchase agreement between ING Group and Voya Financial, Inc., Voya Financial, Inc. acquired 13,599,274 shares of its common stock from ING Group.

As a result of these transactions, ING Group satisfied the provisions of its agreement with the European Union regarding the divestment of its U.S. insurance and investment operations, which required ING Group to divest 100% of its ownership interest in Voya Financial, Inc. together with its subsidiaries, by the end of 2016. ING Group continues to hold warrants to purchase up to 26,050,846 shares of Voya Financial, Inc. common stock at an exercise price of $48.75, in each case subject to adjustments.

The accompanying financial information reflects the results of operations, financial position and cash flows for Voya Financial, Inc. The financial information is in conformity with accounting principles generally accepted in the United States, which require management to adopt accounting policies and make certain estimates and assumptions. Investments in subsidiaries are accounted for using the equity method of accounting.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

2.    Loans to Subsidiaries

Voya Financial, Inc. maintains reciprocal loan agreements with subsidiaries to facilitate unanticipated short-term cash requirements that arise in the ordinary course of business. Under these loan agreements, the limitations on borrowing are based on the nature of the subsidiary's operations. For reciprocal loan agreements with insurance companies, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary’s statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. For reciprocal loan agreements with non-insurance subsidiaries, the limits vary and are set by management based on an assessment of the financial position of the subsidiary. During the years ended 2015 and 2014, interest on any borrowing by a subsidiary was charged at the rate of Voya Financial, Inc.'s cost of funds for the interest period, plus 0.15%. Effective January 2014, interest on any borrowing by a subsidiary under a reciprocal loan agreement is charged at a rate based on the prevailing market rate for similar third-party borrowings for securities. Borrowings by Voya Alternative Asset Management LLC ("VAAM") occur to enable VAAM to make capital contributions to the Voya Multi-Strategy Opportunity Fund LLC ("the fund"), the fund that it manages. The applicable variable interest rate is equal to the rate of return on capital invested in the fund, which may be negative over any given period.

Interest income earned on loans to subsidiaries was $5.0, $5.0 and $2.0 for the years ended December 31, 2015, 2014 and 2013, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

The following table summarizes the carrying value of the Company’s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2015	2014
Voya Alternative Asset Management LLC	(3.15)%	06/30/2016	$2.6	$3.3
Voya Institutional Plan Services, LLC	2.02%	01/04/2016	1.0	—
Voya Institutional Plan Services, LLC	2.03%	01/11/2016	2.0	—
Voya Institutional Plan Services, LLC	2.03%	01/12/2016	3.0	—
Voya Custom Investments	1.92%	01/04/2016	4.0	—
Voya Custom Investments	1.92%	01/04/2016	1.0	—
Voya Custom Investments	1.95%	01/05/2016	21.0	—
Voya Custom Investments	2.01%	01/08/2016	1.0	—
Voya Custom Investments	2.02%	01/11/2016	2.0	—
Voya Custom Investments	2.03%	01/12/2016	25.1	—
Voya Custom Investments	2.03%	01/14/2016	1.0	—
Voya Custom Investments	2.03%	01/21/2016	4.0	—
Voya Investment Management, LLC	2.05%	01/27/2016	50.0	6.0
Voya Investment Management, LLC	2.01%	01/07/2015	—	5.0
Voya Payroll Management, Inc.	1.99%	01/04/2016	6.0	5.0
Voya Holdings Inc.	1.89%	01/04/2016	11.5	149.7
Voya Holdings Inc.	1.94%	01/11/2016	10.0	—
Voya Holdings Inc.	2.04%	01/20/2016	139.6	—
Voya Holdings Inc.	2.04%	01/21/2016	5.0	—
Voya Holdings Inc.	2.04%	01/22/2016	6.5	—
Voya Holdings Inc.	2.50%	01/29/2016	33.9	—
Total			$330.2	$169.0

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

3.    Financing Agreements

Short-term Debt

Voya Financial, Inc. did not have any short-term debt borrowings outstanding as of December 31, 2015 and 2014.

Inter-company financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

Long-term Debt

The following table summarizes Voya Financial, Inc.'s long-term debt securities for the periods indicated:

			As of December 31,
	Interest Rate	Maturity	2015	2014
5.5% Senior Notes, due 2022	5.5%	7/15/2022	$849.7	$849.6
2.9% Senior Notes, due 2018	2.9%	2/15/2018	999.2	998.9
5.7% Senior Notes, due 2043	5.7%	7/15/2043	398.6	398.6
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	5.65%	5/15/2053	750.0	750.0
Subtotal			2,997.5	2,997.1
Less: Current portion of long-term debt			—	—
Total			$2,997.5	$2,997.1

As of December 31, 2015 and 2014, Voya Financial, Inc. was in compliance with its debt covenants.

As of December 31, 2015, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2016	$—
2017	—
2018	1,000.0
2019	—
2020	—
Thereafter	2,000.0
Total	$3,000.0

Credit Facilities

Voya Financial, Inc. maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Unsecured and uncommitted credit facilities totaled $1.7 and unsecured and committed facilities totaled $5.0 billion. Voya Financial, Inc. additionally has approximately $205.0 of secured facilities. Of the aggregate $5.2 billion capacity available, Voya Financial, Inc. utilized $1.9 billion in credit facilities outstanding as of December 31, 2015. Total fees associated with credit facilities in 2015, 2014 and 2013 totaled $61.0, $58.5 and $92.3, respectively.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Guarantees

Voya Financial, Inc. provided an indemnification of a securities lending agreement between a third-party trust (the "Master Trust") and a third-party bank. In the event of default on the securities lending agreement by the Master Trust, Voya Financial, Inc. was required to indemnify the third-party bank for the outstanding obligations of the Master Trust. These agreements and the related indemnifications amounted to $750.0 as of December 31, 2014 and were entered into to obtain collateral to support Voya Financial, Inc.'s reinsurance obligations and are effective for the duration that the collateral remains outstanding. Effective September 29, 2015, Voya Financial, Inc. and Security Life of Denver International Limited ("SLDI") cancelled the underlying transaction and the reimbursement, guarantee and indemnification obligations were terminated.

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

Voya Financial, Inc. entered into the following surplus maintenance agreements in connection with particular credit facility agreements associated with Voya Financial, Inc.'s captive reinsurance subsidiaries which are effective for the duration of the related credit facility agreement:

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV"). At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $78.6 of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV and Roaring River III Holding LLC, and $45.0 of capital to be maintained in Roaring River IV for a total of $123.6. This amount is exclusive of any capital held for Roaring River III Holding LLC and will vary over time based on a percentage of Roaring River IV in force life insurance.

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85.0.

•
In conjunction with a $995.0 LOC facility agreement, Voya Financial, Inc. entered into a surplus maintenance agreement with Roaring River II, LLC where Voya Financial, Inc. agreed to cause Roaring River II to maintain Adjusted Capital and Surplus at 250% of its Company Action Level Risk Based Capital. The Roaring River II agreement included a provision for capital contributions to be made in the event certain mortality thresholds are exceeded by Roaring River II. Upon the cancellation of the LOC facility agreement on December 23, 2015, the surplus maintenance agreement was terminated and Voya Financial, Inc.’s obligation to cause capital contributions to Roaring River II was extinguished.

The maximum potential obligations associated with the above surplus maintenance agreements are not specified in the agreements and, therefore, it is not possible to determine the maximum potential amounts due under these guarantees.

Under the Hannover Re Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note, if Security Life of Denver Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fails to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

Voya Financial, Inc. entered into a guaranty agreement on December 31, 2013 with a third-party bank in order to guarantee certain reimbursement obligations of SLDI, a wholly owned subsidiary of Voya Financial, Inc., under a $250.0 LOC facility with a third party. The LOCs issued under this facility supported the Individual Reinsurance business. The LOC and corresponding facility agreement were cancelled September 29, 2015 following Hannover Re's implementation of the Hannover Buyer Facility.

Voya Holdings Inc. issued $50.0 of 8.424% Trust Originated Preferred Securities ("ToPR") on April 3, 1997 due on April 1, 2027. As of December 31, 2015, $13.0 total principal value amount is outstanding. On January 27, 2003, Voya Financial, Inc. entered into an agreement in which it guaranteed the full payment when due of all obligations under ToPR. Under the same guarantee agreement, Voya Financial, Inc. also unconditionally guarantees the payment of any principal or interest due in respect of Voya

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Holdings notes ("Aetna Notes"). As of December 31, 2015, the remaining principal amounts of the Aetna Notes outstanding were $474.9.

Voya Financial, Inc. has also entered into a Corporate Guarantee Agreement with a third-party ceding insurer where Voya Financial, Inc. guarantees the reinsurance obligations of one of its subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Roaring River, LLC ("Roaring River") is party to a LOC facility agreement with a third-party bank that provides up to $425.0 of LOC capacity. Roaring River has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $425.0, which obligations are guaranteed by Voya Financial, Inc. This agreement and the related guarantee were entered into to facilitate collateral requirements supporting reinsurance and are effective for the duration.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2015 and 2014 in relation to these intercompany indemnifications and support agreements. As of December 31, 2015 and 2014, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these indemnifications and support agreements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Voya Holdings Inc.	$1,467.5	$795.0	$987.0
Security Life of Denver Insurance Company	241.0	32.0	447.0
Voya Financial Products Company, Inc.	—	75.0	—
Total	$1,708.5	$902.0	$1,434.0

5.    Income Taxes

As of December 31, 2015 and 2014, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2015 and 2014. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to these Consolidated Financial Statements.

As of December 31, 2015 and 2014, Voya Financial, Inc. has recognized deferred tax assets of $404.4 and $398.2, respectively, primarily related to federal net operating loss carryforwards and AMT credit carryforwards.

Tax Sharing Agreement

Voya Financial, Inc. has entered into a federal tax sharing agreement with members of an affiliated group as defined in Section 1504 of the Internal Revenue Code of 1986, as amended. The agreement provides for the manner of calculation and the amounts/timing of the payments between the parties as well as other related matters in connection with the filing of consolidated federal income tax returns. The federal tax sharing agreement provides that Voya Financial, Inc. will pay its subsidiaries for the tax benefits of ordinary and capital losses only in the event that the consolidated tax group actually uses the tax benefit of losses generated.

Voya Financial, Inc. has also entered into a state tax sharing agreement with each of the specific subsidiaries that are parties to the agreement. The state tax agreement applies to situations in which Voya Financial, Inc. and all or some of the subsidiaries join in the filing of a state or local franchise, income tax, or other tax return on a consolidated, combined or unitary basis.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2015 and 2014
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2015
Retirement and Investment Solutions:
Retirement	$1,402.5	$31,266.1	$—
Annuities	604.6	21,742.3	—
Investment Management	1.8	—	—
Insurance Solutions:
Individual Life	2,856.8	18,867.5	—
Employee Benefits	82.0	2,090.2	(0.2)
Corporate	0.3	62.4	—
Closed Blocks:
Variable Annuity	422.1	7,325.4	—
Closed Block Other	—	6,818.2	—
Total	$5,370.1	$88,172.1	$(0.2)

2014
Retirement and Investment Solutions:
Retirement	$1,081.0	$29,236.7	$—
Annuities	492.3	21,984.5	—
Investment Management	2.0	—	—
Insurance Solutions:
Individual Life	2,440.5	18,722.9	—
Employee Benefits	89.2	2,069.3	(0.1)
Corporate	0.3	65.0	—
Closed Blocks:
Variable Annuity	465.6	5,687.4	—
Closed Block Other	—	7,185.9	—
Total	$4,570.9	$84,951.7	$(0.1)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
Years Ended December 31, 2015, 2014 and 2013
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2015
Retirement and Investment Solutions:
Retirement	$1,819.3	$1,349.5	$1,425.4	$182.5	$1,155.8	$—
Annuities	1,189.0	180.0	778.9	247.8	152.6	—
Investment Management	(26.2)	601.1	—	4.1	517.5	—
Insurance Solutions:
Individual Life	908.2	1,722.1	1,940.0	157.1	470.3	—
Employee Benefits	109.1	1,404.9	1,050.5	21.5	289.0	879.5
Corporate	278.8	(273.8)	—	—	10.9	—
Closed Blocks:
Variable Annuity	231.1	1,534.5	1,275.9	50.4	431.5	—
Closed Block Other	128.5	(12.7)	39.3	—	75.4	—
Total	$4,637.8	$6,505.6	$6,510.0	$663.4	$3,103.0	$879.5
2014
Retirement and Investment Solutions:
Retirement	$1,818.5	$798.9	$935.0	$162.0	$1,155.3	$—
Annuities	1,235.3	226.0	791.9	132.5	139.8	—
Investment Management	(92.5)	599.3	—	4.8	520.3	—
Insurance Solutions:
Individual Life	903.1	1,823.9	2,165.5	18.1	468.5	—
Employee Benefits	111.6	1,265.8	940.7	28.7	254.7	734.9
Corporate	311.1	(235.7)	—	—	485.6	—
Closed Blocks:
Variable Annuity	163.2	1,773.9	994.8	32.8	473.6	—
Closed Block Other	164.5	6.8	110.0	0.4	63.9	—
Total	$4,614.8	$6,258.9	$5,937.9	$379.3	$3,561.7	$734.9
2013
Retirement and Investment Solutions:
Retirement	$1,809.4	$765.6	$848.8	$45.9	$1,112.2	$—
Annuities	1,271.1	81.4	755.5	114.4	127.0	—
Investment Management	(60.8)	552.0	—	4.4	493.2	—
Insurance Solutions:
Individual Life	931.9	1,866.9	2,059.6	193.0	358.3	—
Employee Benefits	118.3	1,148.9	903.5	16.8	236.0	587.0
Corporate	336.0	(163.2)	10.5	0.2	(194.6)	—
Closed Blocks:
Variable Annuity	97.7	1,366.4	(51.8)	67.5	467.5	—
Closed Block Other	185.4	4.6	(28.3)	0.6	87.1	—
Total	$4,689.0	$5,622.6	$4,497.8	$442.8	$2,686.7	$587.0
(1) Includes the elimination of certain intersegment revenues and expenses, primarily consisting of asset-based management and administration fees, which have been charged by Investment Management and eliminated in the Corporate segment.
(2) Includes the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company's management fees expensed by the funds, recorded as operating revenues before the Company's consolidation of its consolidated investment entities and eliminated in the Investment Management segment.

Voya Financial, Inc.
Schedule IV
Reinsurance
Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Gross	Ceded	Assumed	Net	Percentage of Assumed to Net
2015
Life insurance in force	$799,341.4	$642,889.8	$340,241.3	$496,692.9	68.5%

Premiums:
Life insurance	$1,351.7	$1,475.6	$1,189.2	$1,065.3	111.6%
Accident and health insurance	947.9	136.3	1.6	813.2	0.2%
Annuities	1,145.9	—	0.1	1,146.0	—%
Total premiums	$3,445.5	$1,611.9	$1,190.9	$3,024.5	39.4%

2014
Life insurance in force	$801,371.3	$599,504.5	$363,894.1	$565,760.9	64.3%

Premiums:
Life insurance	$1,358.9	$1,394.2	$1,234.4	$1,199.1	102.9%
Accident and health insurance	814.2	108.7	3.8	709.3	0.5%
Annuities	717.9	—	0.1	718.0	—%
Total premiums	$2,891.0	$1,502.9	$1,238.3	$2,626.4	47.1%

2013
Life insurance in force	$811,134.1	$541,044.0	$393,712.4	$663,802.5	59.3%

Premiums:
Life insurance	$1,387.7	$1,360.4	$1,228.5	$1,255.8	97.8%
Accident and health insurance	675.1	100.4	4.4	579.1	0.8%
Annuities	121.3	—	0.1	121.4	0.1%
Total premiums	$2,184.1	$1,460.8	$1,233.0	$1,956.3	63.0%

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other		Balance at December 31,
2015
Valuation allowance on deferred tax assets	$971.9	$(13.7)	$4.9	(2)	$963.1
2014
Valuation allowance on deferred tax assets	$2,806.8	$(1,834.9)	$—		$971.9
2013
Valuation allowance on deferred tax assets	$2,958.3	$(85.9)	$(65.6)	(1)	$2,806.8
(1) This amount represents valuation allowances allocated to Other comprehensive income directly related to the appreciation of the Company's available-for-sale portfolio, and not pertaining to expectations of taxable income in future years.
(2)This amount represents valuation allowances allocated to Additional paid-in capital.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic filings with the U.S. Securities and Exchange Commission ("SEC") is made known to them in a timely manner.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Voya Financial, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

We have audited Voya Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Voya Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Voya Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2016

Item 9B.        Other Information

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its affiliates, including ING Groep N.V. ("ING Group" or "ING") or its affiliates, has engaged during the year ended December 31, 2015 in certain Iran-related activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. Government. For purposes of this disclosure, “affiliates” included ING Group through March 9, 2015.

Neither Voya Financial, Inc. nor any of its subsidiaries, has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2015. The disclosure below relates solely to a limited legacy portfolio of guarantees, accounts, loans and relationships maintained by ING Bank N.V. ("ING Bank"), a subsidiary of ING Group and therefore an affiliate of Voya Financial, Inc. through March 9, 2015, and does not relate to any activities conducted by Voya Financial, Inc. or its subsidiaries, or involve the management of Voya Financial, Inc. or its subsidiaries and the information below is based on information provided to the Company by ING Bank.

Other than the transactions described below, at no time during the period in which ING Group continued to be an affiliate of Voya Financial, Inc. did ING Group or any of its affiliates knowingly conduct or engage in any activities that would require disclosure to the SEC pursuant to Section 13(r) of the Exchange Act. During the period that ING Group continued to be an affiliate of Voya Financial, Inc., ING Bank maintained a limited legacy portfolio of guarantees, accounts, and loans that involved various entities owned by the Government of Iran. ING Bank also had limited legacy relationships with certain persons who were designated under Executive Orders 13224 and 13382. These positions remained on the books, but accounts related thereto may be 'frozen' under applicable laws and procedures. In such cases, any interest or other payments ING Bank was legally required to make in connection with said positions were made into 'frozen' accounts. Funds could only be withdrawn by relevant parties from these 'frozen' accounts after due regulatory consent from the relevant competent authorities. ING Bank had strict controls in place to ensure that no unauthorized account activity took place while the account was 'frozen'. ING Bank may receive loan repayments, but all legacy loan repayments received by ING Bank had been duly authorized by the relevant competent authorities. During the period of 2015 in which ING Group continued to be an affiliate of Voya Financial, Inc., ING Bank had gross revenues of approximately $5.8 million related to these activities, which was principally related to legacy loan repayments and commissions on guarantees. ING Bank estimates that it had net profit of approximately $31.5 thousand related to these activities. ING Bank has informed us that it intends to terminate each of the legacy positions as the nature thereof and applicable law permits.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2015, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	$17.8	$7.7
Issued and reserved for issuance of outstanding:
RSUs	1.3	3.2
RSUs - Deal incentive awards	—	1.9
PSU awards (1)	0.8	2.3
Stock options	3.8	—
Shares available for issuance	$11.9	$0.3
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents filed as part of this report

1. Financial Statements (See Item 8. Financial Statements and Supplementary Data)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditor's Report

2. Schedule I - Summary of Investments Other than Investments in Affiliates
Schedule II - Condensed Financial Information of Parent
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
Schedule V - Valuation and Qualifying Accounts

All other provisions for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

Voya Financial, Inc.

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

Exhibit No.	Description of Exhibit
10.14
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.17
Revolving Credit Agreement, dated as of April 20, 2012, among ING America Insurance Holdings, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.19
Amended and Restated Revolving Credit Agreement dated as of February 14, 2014, among ING U.S., Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on February 21, 2014)

10.20
Credit Agreement, dated as of December 30, 2011, by and between Security Life of Denver International Limited, ING Bank N.V., London Branch, as administrative agent, and the Issuing Banks described therein (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.21
Master Transaction Agreement, dated as of May 1, 2006, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.22
Advances, Pledge and Security Agreement, dated as of March 27, 2009, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.23
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.24
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.25
Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.26
Master Asset Purchase Agreement, dated as of January 22, 2009, by and among Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Scottish Re (Dublin) Limited, Hannover Life Reassurance Company of America, Hannover Life Reassurance (Ireland) Limited, Security Life of Denver Insurance Company, Security Life of Denver International Limited (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.27
Reinsurance Agreement, effective as of January 1, 2009, between Security Life of Denver Insurance Company and Hannover Life Reassurance Company of America (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.28
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description of Exhibit
10.29
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.22 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.30
Reinsurance Agreement, effective as of July 1, 2011, between Security Life of Denver International Limited and Hannover Life Reassurance (Ireland) Limited (incorporated by reference to Exhibit 10.23 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.31
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.32
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and The Lincoln National Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.33
Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.34
Amendment No. 1 to Coinsurance Agreement, effective March 1, 2007 between ING Life Insurance and Annuity Company (F/K/A Aetna Life Insurance and Annuity Company) and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.35
Modified Coinsurance Agreement, dated as of October 1, 1998, between Aetna Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.36
Master Services Agreement for Business Processes, dated as of June 5, 2012, between ING North America Insurance Corporation and Cognizant Technology Solutions U.S. Corporation (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.37
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to federal taxes (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.38
Tax Sharing Agreement by and between ING America Insurance Holdings, Inc. and various subsidiaries with respect to state taxes (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.39
Shareholder Agreement, dated as of May 7, 2013, between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.40
Transitional Intellectual Property License Agreement, dated as of May 7, 2013, between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.41
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2014)

10.42
Termination Agreement, dated May 3, 2013, between Security Life of Denver International Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 8, 2013)

10.43
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.44
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.45+
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

10.46+
Offer Letter, dated July 5, 1994, between Jeffrey Becker and Aetna Life and Casualty (incorporated by reference to Exhibit 10.39 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

Exhibit No.	Description of Exhibit
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

10.57+
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

10.63+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.64+
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

10.66+
Amendment No. 1 to ING Insurance Americas 409A Deferred Compensation Savings Plan (Amended/Restated January 1, 2010) (incorporated by reference to Exhibit 10.62 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description of Exhibit
10.67+
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

10.76+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.77+
ING International Assignments Long-Term Assignments Policy (incorporated by reference to Exhibit 10.73 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.78+
Equity Administration Agreement, dated as of May 7, 2013 between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.79+
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING. U.S., Inc. (incorporated by reference to Exhibit 10.78 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.80+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.81+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.82+
Deal Incentive Award Agreement, dated April 30, 2013, between Fred Hubbell, ING Groep, N.V. and ING U.S., Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2013)

10.83+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as both a mandatory partial deferral of 2012 annual incentive awards and an annual long -term incentive award to "Identified Staff" (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.09 to the Company’s Quarterly Report on Form 10- Q/A (File No. 001-35897) filed on June 20, 2013)

Exhibit No.	Description of Exhibit
10.84+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares granted in 2013 as mandatory partial deferrals of 2012 long term incentive awards to "Identified Staff" (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.85+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of deferred shares and performance shares granted in 2013 to non-"Identified Staff" (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.86+
Form of 2013 Converted Award Agreement under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan related to the conversion of performance shares granted in 2013 to non-"Identified Staff" (as defined by the European Union’s Capital Requirements Directive) pursuant to the ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.87+
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.88+
Form of ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.89+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan Award Supplement Providing for Dividend Equivalent Rights (incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.90+
Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

10.91
Share Repurchase Agreement, dated as of March 18, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.96 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-194469) filed on March 18, 2014)

10.92
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.93+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.94
Share Repurchase Agreement, dated as of September 1, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 2, 2014)

10.95
Share Repurchase Agreement, dated as of November 11, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on November 12, 2014)

10.96
Share Repurchase Agreement dated as of March 2, 2015 between the Company and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 3, 2015)

10.97
Addendum, dated as of March 4, 2015, to Share Repurchase Agreement between Voya Financial, Inc. and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 9, 2015)

10.98+
Form of 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.99+
Form of Chief Executive Officer 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.100
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

Exhibit No.	Description of Exhibit
10.101+
Form of Option Plan Grant Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 18, 2015)

10.102+*	Offer Letter of Charles P. Nelson, dated April 7, 2015
12.1*	Statement of Computation of Ratios of Earnings to Fixed Charges
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer
32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2*	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
+ This exhibit is a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2016	Voya Financial, Inc.
(Date)	(Registrant)

	By:	/s/ Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Alain M. Karaoglan, Ewout L. Steenbergen and Patricia J. Walsh as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rodney O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)	February 25, 2016
Rodney O. Martin, Jr.

/s/ Lynne Biggar	Director	February 25, 2016
Lynne Biggar

/s/ Jane P. Chwick	Director	February 25, 2016
Jane P. Chwick

/s/ Ruth Ann M. Gillis	Director	February 25, 2016
Ruth Ann M. Gillis

/s/ J. Barry Griswell	Director	February 25, 2016
J. Barry Griswell

/s/ Frederick S. Hubbell	Director	February 25, 2016
Frederick S. Hubbell

/s/ Byron H. Pollitt, Jr.	Director	February 25, 2016
Byron H. Pollitt, Jr.

/s/ Joseph V. Tripodi	Director	February 25, 2016
Joseph V. Tripodi

/s/ Deborah C. Wright	Director	February 25, 2016
Deborah C. Wright

/s/ David Zwiener	Director	February 25, 2016
David Zwiener

/s/ Ewout L. Steenbergen	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Ewout L. Steenbergen

/s/ C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016
C. Landon Cobb, Jr.

