Form 10-Q
period 2016-03-31
Voya Financial, Inc.
filed 2016-05-05
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2016, 203,958,765 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2016

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,941.9 as of 2016 and $65,546.3 as of 2015)	$69,248.8	$67,733.4
Fixed maturities, at fair value using the fair value option	3,778.1	3,226.6
Equity securities, available-for-sale, at fair value (cost of $238.6 as of 2016 and $300.4 as of 2015)	270.7	331.7
Short-term investments	1,360.2	1,496.7
Mortgage loans on real estate, net of valuation allowance of $3.3 as of 2016 and $3.2 as of 2015	11,065.9	10,447.5
Policy loans	2,009.4	2,002.7
Limited partnerships/corporations	560.1	510.6
Derivatives	2,484.2	1,538.5
Other investments	89.9	91.6
Securities pledged (amortized cost of $1,882.4 as of 2016 and $1,082.1 as of 2015)	2,120.4	1,112.6
Total investments	92,987.7	88,491.9
Cash and cash equivalents	2,526.4	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	1,186.5	660.0
Accrued investment income	934.2	899.0
Reinsurance recoverable	7,558.0	7,653.7
Deferred policy acquisition costs and Value of business acquired	4,693.0	5,370.1
Sales inducements to contract holders	229.1	263.3
Current income taxes	28.4	—
Deferred income taxes	1,566.2	2,214.8
Goodwill and other intangible assets	245.7	250.8
Other assets	1,055.9	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,396.2	4,973.7
Cash and cash equivalents	254.6	467.6
Corporate loans, at fair value using the fair value option	2,555.3	6,882.5
Other assets	15.7	154.3
Assets held in separate accounts	95,774.8	96,514.8
Total assets	$214,007.7	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	March 31, 2016	December 31, 2015
Liabilities and Shareholders' Equity:
Future policy benefits	$20,341.4	$19,508.0
Contract owner account balances	69,129.6	68,664.1
Payables under securities loan agreement, including collateral held	2,557.9	1,485.0
Long-term debt	3,455.9	3,459.8
Funds held under reinsurance agreements	781.1	702.4
Derivatives	1,037.6	487.5
Pension and other postretirement provisions	671.4	687.4
Current income taxes	—	70.0
Other liabilities	1,222.7	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	2,620.8	6,956.2
Other liabilities	712.1	1,951.6
Liabilities related to separate accounts	95,774.8	96,514.8
Total liabilities	198,305.3	201,947.7

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 267,967,005 and 265,327,196 shares issued as of 2016 and 2015, respectively; 203,958,765 and 209,095,793 shares outstanding as of 2016 and 2015, respectively)	2.7	2.7
Treasury stock (at cost; 64,008,240 and 56,231,403 shares as of 2016 and 2015, respectively)	(2,529.0)	(2,302.3)
Additional paid-in capital	23,735.1	23,716.8
Accumulated other comprehensive income (loss)	2,476.2	1,424.9
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	9.0
Unappropriated	(9,223.7)	(9,415.3)
Total Voya Financial, Inc. shareholders' equity	14,461.3	13,435.8
Noncontrolling interest	1,241.1	2,840.0
Total shareholders' equity	15,702.4	16,275.8
Total liabilities and shareholders' equity	$214,007.7	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Net investment income	$1,094.1	$1,148.0
Fee income	825.8	899.8
Premiums	966.8	608.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(9.9)	(2.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.9	2.3
Net other-than-temporary impairments recognized in earnings	(10.8)	(4.9)
Other net realized capital gains (losses)	21.5	(254.6)
Total net realized capital gains (losses)	10.7	(259.5)
Other revenue	82.8	102.7
Income (loss) related to consolidated investment entities:
Net investment income	29.1	96.9
Changes in fair value related to collateralized loan obligations	—	7.7
Total revenues	3,009.3	2,604.4
Benefits and expenses:
Policyholder benefits	1,380.8	887.0
Interest credited to contract owner account balances	494.9	484.7
Operating expenses	720.2	742.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	102.5	118.1
Interest expense	47.7	47.4
Operating expenses related to consolidated investment entities:
Interest expense	21.0	62.5
Other expense	0.9	1.2
Total benefits and expenses	2,768.0	2,343.1
Income (loss) before income taxes	241.3	261.3
Income tax expense (benefit)	49.0	45.6
Net income (loss)	192.3	215.7
Less: Net income (loss) attributable to noncontrolling interest	0.7	26.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$191.6	$189.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.93	$0.80
Diluted	$0.92	$0.79
Cash dividends declared per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$192.3	$215.7
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,612.9	654.4
Other-than-temporary impairments	3.1	5.7
Pension and other postretirement benefits liability	(3.4)	(3.4)
Other comprehensive income (loss), before tax	1,612.6	656.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	561.3	229.2
Other comprehensive income (loss), after tax	1,051.3	427.5
Comprehensive income (loss)	1,243.6	643.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.7	26.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,242.9	$617.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2016 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2016 - As previously filed	$2.7	$(2,302.3)	$23,716.8	$1,424.9	$9.0	$(9,415.3)	$13,435.8	$2,840.0	$16,275.8
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-2	—	—	—	—	8.8	—	8.8	(1,601.0)	(1,592.2)
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.8)	—	(17.8)	—	(17.8)
Balance as of January 1, 2016 - As adjusted	2.7	(2,302.3)	23,716.8	1,424.9	—	(9,415.3)	13,426.8	1,239.0	14,665.8
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	191.6	191.6	0.7	192.3
Other comprehensive income (loss), after tax	—	—	—	1,051.3	—	—	1,051.3	—	1,051.3
Total comprehensive income (loss)							1,242.9	0.7	1,243.6
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(220.5)	—	—	—	—	(220.5)	—	(220.5)
Dividends on common stock	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)
Share-based compensation	—	(6.2)	20.3	—	—	—	14.1	—	14.1
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	1.4	1.4
Balance as of March 31, 2016	$2.7	$(2,529.0)	$23,735.1	$2,476.2	$—	$(9,223.7)	$14,461.3	$1,241.1	$15,702.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2015 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2015	$2.6	$(807.0)	$23,650.1	$3,103.7	$20.4	$(9,823.6)	$16,146.2	$2,415.3	$18,561.5
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	189.6	189.6	26.1	215.7
Other comprehensive income (loss), after tax	—	—	—	427.5	—	—	427.5	—	427.5
Total comprehensive income (loss)							617.1	26.1	643.2
Reclassification of noncontrolling interest	—	—	—	—	10.6	—	10.6	(10.6)	—
Common stock acquired - Share repurchase	—	(630.9)	—	—	—	—	(630.9)	—	(630.9)
Dividends on common stock	—	—	(2.4)	—	—	—	(2.4)	—	(2.4)
Share-based compensation	0.1	(2.8)	6.5	—	—	—	3.8	—	3.8
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	133.9	133.9
Balance as of March 31, 2015	$2.7	$(1,440.7)	$23,654.2	$3,531.2	$31.0	$(9,634.0)	$16,144.4	$2,564.7	$18,709.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$652.6	$1,053.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	3,407.5	2,246.3
Equity securities, available-for-sale	73.8	7.9
Mortgage loans on real estate	263.1	312.8
Limited partnerships/corporations	65.0	33.3
Acquisition of:
Fixed maturities	(4,191.3)	(2,937.4)
Equity securities, available-for-sale	(30.2)	(14.3)
Mortgage loans on real estate	(881.5)	(713.3)
Limited partnerships/corporations	(72.2)	(33.7)
Short-term investments, net	136.6	95.9
Policy loans, net	(6.7)	29.9
Derivatives, net	(232.1)	(85.3)
Other investments, net	1.8	13.5
Sales from consolidated investment entities	211.4	767.6
Purchases within consolidated investment entities	(206.5)	(1,320.7)
Collateral received (delivered), net	546.2	360.2
Purchases of fixed assets, net	(18.2)	(8.6)
Net cash used in investing activities	(933.3)	(1,245.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	2,084.1	1,864.3
Maturities and withdrawals from investment contracts	(1,670.7)	(1,760.8)
Repayment of debt with maturities of more than three months	(4.8)	—
Debt issuance costs	—	(6.2)
Borrowings of consolidated investment entities	—	350.0
Repayments of borrowings of consolidated investment entities	(245.9)	(15.9)
Contributions from (distributions to) participants in consolidated investment entities	356.3	(268.9)
Excess tax benefits on share-based compensation	4.1	1.3
Share-based compensation	(6.2)	(2.7)
Common stock acquired - Share repurchase	(220.5)	(622.0)
Dividends paid	(2.0)	(2.4)
Net cash provided by (used in) financing activities	294.4	(463.3)
Net increase (decrease) in cash and cash equivalents	13.7	(655.5)
Cash and cash equivalents, beginning of period	2,512.7	2,530.9
Cash and cash equivalents, end of period	$2,526.4	$1,875.4
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$7,497.2	$—
Decrease of liabilities due to deconsolidation of consolidated investment entities	5,905.0	—
Decrease of equity due to deconsolidation of consolidated investment entities	1,592.2	—
Elimination of appropriated retained earnings	17.8	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions, and reports results for the Ongoing Business through five segments. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase shares of Voya Financial, Inc. common stock as described further in the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2016, and its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2016, certain internal investment management costs were reclassified within the Condensed Consolidated Statements of Operations in the amount of $26.6 from Operating expenses to Net investment income for the three months ended March 31, 2015.

Significant Accounting Policy
Consolidation and Noncontrolling Interests

As of January 1, 2016, the Company changed its method for determining whether consolidation is required for VIEs and VOEs upon the adoption of Accounting Standards Update ("ASU") 2015-02, "Consolidation (Accounting Standards Codification ("ASC")

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") (See the "Adoption of New Pronouncements" section below.)

In the normal course of business, the Company invests in, provides investment management services to, and has transactions with, various CLO entities, private equity funds, real estate funds, funds-of-hedge funds, single strategy hedge funds, insurance entities, securitizations and other investment entities. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs, and the consolidation guidance of ASC Topic 810 requires an assessment involving judgments and analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest.

The Company consolidates entities in which it, directly or indirectly, is determined to have a controlling financial interest. Consolidation conclusions are reviewed quarterly to identify whether any reconsideration events have occurred.

VIEs: The Company consolidates VIEs for which it is the primary beneficiary at the time it becomes involved with a VIE. An entity is a VIE if it has equity investors who, as a group, lack the characteristics of a controlling financial interest or it does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties. The primary beneficiary (a) has the power to direct the activities of the entity that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.

VOEs: For entities determined not to be VIEs, the Company consolidates entities in which it holds greater than 50% of the voting interest, or, for limited partnerships, when the Company owns a majority of the limited partnership's kick-out rights through voting interests.

Noncontrolling interest represents the interests of shareholders, other than the Company, in consolidated entities. In the Condensed Consolidated Statements of Operations, Net income (loss) attributable to noncontrolling interest represents such shareholders' interests in the earnings and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled.

Adoption of New Pronouncements

Derivative Contract Novations
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-05, “Derivatives and Hedging (ASC Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

The provisions of ASU 2016-05 are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 with early adoption permitted, using either a prospective or modified retrospective approach. The Company elected to early adopt ASU 2016-05 as of January 1, 2016 on a prospective basis. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

Investments That Calculate Net Asset Value
In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (ASC Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASC 2015-07"), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. In addition, the standard limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient, rather than for all investments that are eligible to be measured at fair value using the net asset value per share.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2015-07 were adopted retrospectively by the Company on January 1, 2016, and the disclosures in the Consolidated Investment Entities Note to these Condensed Consolidated Financial Statements have been updated. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

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

The provisions of ASU 2015-03 and ASU 2015-15 were adopted by the Company, retrospectively, on January 1, 2016. The adoption resulted in the reclassification of approximately $26.1 of debt issuance costs from Other assets to a reduction of Long-term debt in the Condensed Consolidated Balance Sheets as of December 31, 2015.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. The impact to the Company’s January 1, 2016 Condensed Consolidated Balance Sheet was the deconsolidation of $7.5 billion of assets (comprised of $2.5 billion of Limited partnerships/corporations, at fair value, $0.3 billion of Cash and cash equivalents, $4.6 billion of Corporate loans, at fair value using the fair value option, and $0.1 billion of Other assets related to consolidated investment entities) and $5.9 billion of liabilities (comprised of $4.6 billion of Collateralized loan obligations notes, at fair value using the fair value option, and $1.3 billion of Other liabilities related to consolidated investment entities), with a related adjustment to Noncontrolling interest of $1.6 billion and elimination of the $8.8 appropriated retained earnings related to consolidated investment entities.

The adoption of ASU 2015-02 did not result in consolidation of any entities that were not previously consolidated. Limited partnerships previously accounted for as VOEs became VIEs under the new guidance as the limited partners do not hold substantive kick-out rights or participating rights.

The adoption of ASU 2015-02 had no impact to net income available to Voya Financial, Inc.’s common shareholders.

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

The provisions of ASU 2014-16 were adopted by the Company on January 1, 2016. The adoption had no effect on the Company’s financial condition, results of operations or cash flows.

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

The Company adopted the provisions of ASU 2014-13 on January 1, 2016, using the modified retrospective method. Subsequent to the adoption of ASU 2014-13, the impact to the Company’s January 1, 2016 Condensed Consolidated Balance Sheet was an increase of $17.8 in Collateralized loan obligations notes, at fair value using the fair value option, related to consolidated investment entities, with an offsetting decrease to appropriated retained earnings of $17.8, resulting in the elimination of appropriated retained earnings related to consolidated investment entities.

Future Adoption of Accounting Pronouncements
Share-Based Compensation
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies the accounting for share-based payment award transactions with respect to:

•	The income tax consequences of awards,

•	The impact of forfeitures on the recognition of expense for awards,

•	Classification of awards as either equity or liabilities, and

•	Classification on the statement of cash flows.

The provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, including interim periods, with early adoption permitted. The transition method varies by provision. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-09.

Debt Instruments
In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (ASC Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies that an entity is only required to follow the four-step decision sequence when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts for purposes of bifurcating an embedded derivative. The entity does not need to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

The provisions of ASU 2016-06 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-06.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC Topic 842)” (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. The lease liability will be measured as the present value of the lease payments, and the asset will be based on the liability. For income statement purposes, expense recognition will depend on the lessee's classification of the lease as either finance, with a front-loaded amortization expense pattern similar to current capital leases, or operating, with a straight-line expense pattern similar to current operating leases. Lessor accounting will be similar to the current model, and lessors will be required to classify leases as operating, direct financing, or sales-type.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

ASU 2016-02 also replaces the sale-leaseback guidance to align with the new revenue recognition standard, addresses statement of operation and statement of cash flow classification, and requires additional disclosures for all leases.

The provisions of ASU 2016-02 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-02.

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

In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and ASU 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”) as amendments to ASU 2014-09. ASU 2016-08 clarifies the implementation guidance and indicators for assessing whether an entity has control of a specified good or service before that good or service is transferred to a customer, and is, thus, a principal in the satisfaction of the performance obligation. ASU 2016-10 clarifies the provisions for identifying performance obligations and the implementation guidance for licensing.

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

is January 1, 2017. The provisions of ASU 2014-09 are effective retrospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.
2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,345.9	$704.0	$0.2	$—	$4,049.7	$—
U.S. Government agencies and authorities	310.5	60.8	0.4	—	370.9	—
State, municipalities and political subdivisions	1,497.0	65.4	3.5	—	1,558.9	—
U.S. corporate public securities	32,617.4	2,531.5	404.1	—	34,744.8	8.6
U.S. corporate private securities	6,420.2	346.1	77.5	—	6,688.8	—
Foreign corporate public securities and foreign governments(1)	8,034.9	385.7	241.4	—	8,179.2	—
Foreign corporate private securities(1)	7,325.2	399.5	55.6	—	7,669.1	—

Residential mortgage-backed securities:
Agency	4,962.9	386.6	10.4	59.7	5,398.8	—
Non-Agency	957.4	139.2	12.2	38.6	1,123.0	44.5
Total Residential mortgage-backed securities	5,920.3	525.8	22.6	98.3	6,521.8	44.5
Commercial mortgage-backed securities	3,995.7	199.8	4.5	—	4,191.0	6.7
Other asset-backed securities	1,135.3	52.7	14.9	—	1,173.1	4.3

Total fixed maturities, including securities pledged	70,602.4	5,271.3	824.7	98.3	75,147.3	64.1
Less: Securities pledged	1,882.4	262.8	24.8	—	2,120.4	—
Total fixed maturities	68,720.0	5,008.5	799.9	98.3	73,026.9	64.1

Equity securities:
Common stock	148.2	0.5	0.3	—	148.4	—
Preferred stock	90.4	31.9	—	—	122.3	—
Total equity securities	238.6	32.4	0.3	—	270.7	—

Total fixed maturities and equity securities investments	$68,958.6	$5,040.9	$800.2	$98.3	$73,297.6	$64.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,667.5	$1,688.8
After one year through five years	13,754.3	14,403.2
After five years through ten years	19,705.8	20,388.0
After ten years	24,423.5	26,781.4
Mortgage-backed securities	9,916.0	10,712.8
Other asset-backed securities	1,135.3	1,173.1
Fixed maturities, including securities pledged	$70,602.4	$75,147.3

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2016
Communications	$3,930.4	$379.0	$28.6	$4,280.8
Financial	7,907.9	580.1	36.5	8,451.5
Industrial and other companies	25,152.0	1,678.6	208.9	26,621.7
Energy	7,102.9	202.8	428.7	6,877.0
Utilities	7,622.3	651.5	48.5	8,225.3
Transportation	1,722.1	124.6	9.1	1,837.6
Total	$53,437.6	$3,616.6	$760.3	$56,293.9

December 31, 2015
Communications	$3,956.0	$251.0	$73.0	$4,134.0
Financial	7,937.8	473.0	53.2	8,357.6
Industrial and other companies	24,762.3	1,020.4	542.0	25,240.7
Energy	7,871.5	127.9	668.1	7,331.3
Utilities	7,540.3	457.4	89.8	7,907.9
Transportation	1,705.3	70.5	40.2	1,735.6
Total	$53,773.2	$2,400.2	$1,466.3	$54,707.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2016 and December 31, 2015, approximately 48.5% and 49.3%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2016 and December 31, 2015, the fair value of loaned securities was $1,396.5 and $466.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $584.8 and $484.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, liabilities to return collateral of $584.8 and $484.4, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $857.4. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2016 (1)	December 31, 2015
U.S. Treasuries	$586.3	$—
U.S. Government agencies and authorities	5.1	—
U.S. corporate public securities	526.9	265.4
Foreign corporate public securities and foreign governments	323.9	219.0
Payables under securities loan agreements	$1,442.2	$484.4
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $584.8 and $857.4, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$44.3	$0.2	$—	$—	$—	$—	$44.3	$0.2
U.S. Government agencies and authorities	—	—	50.4	0.4	—	—	50.4	0.4
State, municipalities and political subdivisions	30.6	0.2	62.2	1.7	6.9	1.6	99.7	3.5
U.S. corporate public securities	1,154.3	43.0	3,035.8	218.7	950.3	142.4	5,140.4	404.1
U.S. corporate private securities	220.3	6.1	403.5	45.5	202.3	25.9	826.1	77.5
Foreign corporate public securities and foreign governments	370.1	14.4	906.5	91.2	658.9	135.8	1,935.5	241.4
Foreign corporate private securities	174.2	7.1	711.8	32.0	120.5	16.5	1,006.5	55.6
Residential mortgage-backed	267.7	4.2	83.8	2.8	391.0	15.6	742.5	22.6
Commercial mortgage-backed	279.7	1.6	62.7	1.1	0.8	1.8	343.2	4.5
Other asset-backed	156.6	0.5	51.7	0.6	176.9	13.8	385.2	14.9
Total	$2,697.8	$77.3	$5,368.4	$394.0	$2,507.6	$353.4	$10,573.8	$824.7

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 87.6% and 83.8% of the average book value as of March 31, 2016 and December 31, 2015, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2016
Six months or less below amortized cost	$4,079.1	$736.0	$243.6	$206.5	418	66
More than six months and twelve months or less below amortized cost	4,333.4	327.9	160.7	109.9	362	28
More than twelve months below amortized cost	1,912.2	9.9	99.6	4.4	350	6
Total	$10,324.7	$1,073.8	$503.9	$320.8	1,130	100

December 31, 2015
Six months or less below amortized cost	$11,792.1	$1,863.4	$394.6	$524.5	1,051	130
More than six months and twelve months or less below amortized cost	9,465.3	48.3	518.0	23.2	737	5
More than twelve months below amortized cost	1,351.5	55.3	102.5	15.3	322	8
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2016
U.S. Treasuries	$44.5	$—	$0.2	$—	6	—
U.S. Government agencies and authorities	50.8	—	0.4	—	1	—
State, municipalities and political subdivisions	101.2	2.0	2.8	0.7	12	3
U.S. corporate public securities	5,134.4	410.1	286.2	117.9	415	34
U.S. corporate private securities	789.5	114.1	40.2	37.3	30	4
Foreign corporate public securities and foreign governments	1,709.7	467.2	99.4	142.0	176	35
Foreign corporate private securities	1,008.5	53.6	41.5	14.1	45	4
Residential mortgage-backed	751.8	13.3	18.5	4.1	310	11
Commercial mortgage-backed	340.8	6.9	1.3	3.2	29	4
Other asset-backed	393.5	6.6	13.4	1.5	106	5
Total	$10,324.7	$1,073.8	$503.9	$320.8	1,130	100

December 31, 2015
U.S. Treasuries	$487.2	$—	$5.0	$—	21	—
U.S. Government agencies and authorities	49.6	—	0.3	—	1	—
State, municipalities and political subdivisions	772.6	2.0	17.1	0.7	117	3
U.S. corporate public securities	11,712.1	1,025.4	542.7	283.0	955	73
U.S. corporate private securities	2,006.6	164.0	85.1	47.4	92	4
Foreign corporate public securities and foreign governments	3,570.1	668.1	173.9	199.5	331	48
Foreign corporate private securities	2,115.3	97.6	148.3	28.2	86	5
Residential mortgage-backed	875.1	3.8	22.7	1.9	327	7
Commercial mortgage-backed	622.7	2.8	7.3	1.5	56	1
Other asset-backed	397.6	3.3	12.7	0.8	124	2
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	6.5	—	0.3	—
Non-agency RMBS 80% - 90%	28.9	0.9	1.6	0.4
Non-agency RMBS < 80%	368.9	10.3	20.3	2.2
Agency RMBS	545.7	6.9	7.8	2.6
Other ABS (Non-RMBS)	195.3	1.8	1.9	0.4
Total RMBS and Other ABS	$1,145.3	$19.9	$31.9	$5.6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$292.9	$4.8	$15.5	$1.1
Non-agency RMBS > 5% - 10%	21.6	—	1.0	—
Non-agency RMBS > 0% - 5%	42.3	—	3.1	—
Non-agency RMBS 0%	47.5	6.4	2.6	1.5
Agency RMBS	545.7	6.9	7.8	2.6
Other ABS (Non-RMBS)	195.3	1.8	1.9	0.4
Total RMBS and Other ABS	$1,145.3	$19.9	$31.9	$5.6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2016	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$583.0	$3.7	$8.5	$1.0
Floating Rate	562.3	16.2	23.4	4.6
Total	$1,145.3	$19.9	$31.9	$5.6
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the three months ended March 31, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of March 31, 2016, the Company held 1 commercial mortgage troubled debt restructured loan with a carrying value of $2.1.
During the three months ended March 31, 2016, 8 commercial mortgage loans that were restructured in August 2013 with a pre and post modification carrying value of $41.8 were paid in full. These loans represent what remained of an initial portfolio of 20 restructures with a pre and post modification carrying value of $88.6.

As of March 31, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$6.9	$11,062.3	$11,069.2	$20.2	$10,430.5	$10,450.7
Collective valuation allowance for losses	N/A	(3.3)	(3.3)	N/A	(3.2)	(3.2)
Total net commercial mortgage loans	$6.9	$11,059.0	$11,065.9	$20.2	$10,427.3	$10,447.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$3.2	$2.8
Addition to (reduction of) allowance for losses	0.1	0.4
Collective valuation allowance for losses, end of period	$3.3	$3.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$6.9	$20.2
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$6.9	$20.2
Unpaid principal balance of impaired loans	$8.4	$21.7

The following table presents information on restructured loans as of the dates indicated:

	March 31, 2016	December 31, 2015
Troubled debt restructured loans	$2.1	$15.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2016 and December 31, 2015.

There were one and two loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2016 and December 31, 2015, with a total amortized cost of $1.0 and $3.1, respectively.

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made to either apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest.  Accrual of interest resumes after factors resulting in doubts about collectability have improved.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$13.5	$59.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.9
Interest income recognized on impaired loans, on a cash basis (1)	0.2	1.0
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	0.8
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$1,324.4	$1,388.0
> 50% - 60%	3,010.4	2,694.1
> 60% - 70%	5,967.7	5,670.2
> 70% - 80%	747.2	679.6
> 80% and above	19.5	18.8
Total Commercial mortgage loans	$11,069.2	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$8,722.7	$8,112.1
> 1.25x - 1.5x	1,495.7	1,489.5
> 1.0x - 1.25x	604.6	550.3
Less than 1.0x	150.5	158.6
Commercial mortgage loans secured by land or construction loans	95.7	140.2
Total Commercial mortgage loans	$11,069.2	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,649.1	23.9%	$2,605.3	24.9%
South Atlantic	2,557.4	23.1%	2,318.9	22.2%
Middle Atlantic	1,498.9	13.6%	1,499.1	14.3%
West South Central	1,144.5	10.3%	1,103.7	10.6%
Mountain	1,066.9	9.6%	924.2	8.8%
East North Central	1,226.7	11.1%	1,103.3	10.6%
New England	217.8	2.0%	222.8	2.1%
West North Central	519.7	4.7%	488.8	4.7%
East South Central	188.2	1.7%	184.6	1.8%
Total Commercial mortgage loans	$11,069.2	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

	March 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,736.0	33.8%	$3,672.8	35.1%
Industrial	2,365.9	21.4%	2,161.3	20.7%
Apartments	2,146.3	19.4%	1,942.9	18.6%
Office	1,768.7	16.0%	1,617.7	15.5%
Hotel/Motel	421.5	3.8%	425.0	4.1%
Other	515.3	4.6%	525.9	5.0%
Mixed Use	115.5	1.0%	105.1	1.0%
Total Commercial mortgage loans	$11,069.2	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$871.0	$—
2015	2,100.2	2,114.0
2014	1,892.3	1,896.0
2013	2,003.9	2,024.8
2012	1,413.2	1,423.3
2011	1,172.0	1,237.7
2010 and prior	1,616.6	1,754.9
Total Commercial mortgage loans	$11,069.2	$10,450.7
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.6	1	$1.0	3
Foreign corporate public securities and foreign governments(1)	8.7	1	0.8	2
Residential mortgage-backed	1.5	41	2.9	35
Other asset-backed	—	—	0.1	1
Equity	—	—	0.1	1
Total	$10.8	43	$4.9	42
(1) Primarily U.S. dollar denominated.

The above table includes $1.7 and $2.4 of write-downs related to credit impairments for the three months ended March 31, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $9.1 and $2.5 in write-downs for the three months ended March 31, 2016 and 2015, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—	—	$1.0	3
Foreign corporate public securities and foreign governments(1)	8.7	1	0.8	2
Residential mortgage-backed	0.4	5	0.6	2
Other asset-backed	—	—	0.1	1
Equity	—	—	—	—
Total	$9.1	6	$2.5	8
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at January 1	$75.3	$86.8
Additional credit impairments:
On securities previously impaired	1.4	2.3
Reductions:
Increase in cash flows	0.1	0.6
Securities sold, matured, prepaid or paid down	3.4	4.0
Balance at March 31	$73.2	$84.5

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities	$996.2	$996.4
Equity securities, available-for-sale	3.4	2.7
Mortgage loans on real estate	125.6	132.8
Policy loans	27.3	28.2
Short-term investments and cash equivalents	1.4	0.9
Other	(33.7)	15.3
Gross investment income	1,120.2	1,176.3
Less: investment expenses	26.1	28.3	(1)
Net investment income	$1,094.1	$1,148.0
(1)Includes reclassification of $26.6 of certain internal investment management costs from Operating expenses to Net investment income for the three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had $3.5 and $3.4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(54.7)	$(0.9)
Fixed maturities, at fair value option	0.5	(18.2)
Equity securities, available-for-sale	—	(0.1)
Derivatives	147.9	78.2
Embedded derivatives - fixed maturities	3.4	(1.8)
Guaranteed benefit derivatives	(86.4)	(317.1)
Other investments	—	0.4
Net realized capital gains (losses)	$10.7	$(259.5)
After-tax net realized capital gains (losses)	$7.1	$168.7

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Proceeds on sales	$2,490.6	$1,115.7
Gross gains	68.9	10.4
Gross losses	118.0	12.4

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the three months ended March 31, 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

Options: The Company uses options to manage the equity, interest rate and equity volatility risk of the economic liabilities associated with certain variable annuity minimum guaranteed benefits and/or to mitigate certain rebalancing costs resulting from increased volatility. The Company also uses equity options to hedge against an increase in various equity indices, and interest rate options to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increases may result in increased payments to the holders of the FIA and IUL contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$461.5	$93.5	$—	$524.0	$73.3	$—
Foreign exchange contracts	174.7	27.7	—	174.7	36.4	—
Fair value hedges:
Interest rate contracts	536.4	—	11.1	551.4	0.8	9.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	68,049.1	1,944.6	842.1	65,169.4	1,055.0	352.2
Foreign exchange contracts	1,298.9	34.0	41.5	1,281.9	60.5	37.0
Equity contracts	27,278.7	354.0	104.6	19,738.4	286.2	65.8
Credit contracts	4,266.3	30.4	38.3	4,266.3	26.3	22.7
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	98.3	—	N/A	94.9	—
Within products	N/A	—	4,067.3	N/A	—	3,907.2
Within reinsurance agreements	N/A	—	101.8	N/A	—	25.2
Managed custody guarantees	N/A	—	2.7	N/A	—	0.3
Total		$2,582.5	$5,209.4		$1,633.4	$4,420.2
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,266.3	$30.4	$38.3
Equity contracts	20,226.7	339.1	104.6
Foreign exchange contracts	1,473.6	61.7	41.5
Interest rate contracts	61,288.3	2,038.1	851.1
		2,469.3	1,035.5
Counterparty netting(1)		(877.5)	(877.5)
Cash collateral netting(1)		(1,445.2)	(65.3)
Securities collateral netting(1)		(22.4)	(42.2)
Net receivables/payables		$124.2	$50.5
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2016, the Company held $1,163.4 and $219.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $640.9 and $195.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2016, the Company delivered $723.9 of securities and held $22.5 of securities as collateral. As of December 31, 2015, the Company delivered $646.2 of securities and held $24.8 of securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$0.2
Foreign exchange contracts	0.7	0.5
Fair value hedges:
Interest rate contracts	(4.1)	(4.7)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	391.2	237.1
Foreign exchange contracts	(26.1)	66.0
Equity contracts	(208.1)	(217.8)
Credit contracts	(6.0)	(3.1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	3.4	(1.8)
Within products(2)	(84.1)	(316.3)
Within reinsurance agreements(3)	(44.8)	(23.9)
Managed custody guarantees(2)	(2.3)	(0.8)
Total	$20.1	$(264.6)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2016, the fair values of credit default swaps of $30.4 and $38.3 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $26.3 and $22.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,377.1	$672.6	$—	$4,049.7
U.S. Government agencies and authorities	—	370.9	—	370.9
State, municipalities and political subdivisions	—	1,558.9	—	1,558.9
U.S. corporate public securities	—	34,739.1	5.7	34,744.8
U.S. corporate private securities	—	5,705.1	983.7	6,688.8
Foreign corporate public securities and foreign governments(1)	—	8,167.8	11.4	8,179.2
Foreign corporate private securities(1)	—	7,173.4	495.7	7,669.1
Residential mortgage-backed securities	—	6,435.1	86.7	6,521.8
Commercial mortgage-backed securities	—	4,177.8	13.2	4,191.0
Other asset-backed securities	—	1,130.0	43.1	1,173.1
Total fixed maturities, including securities pledged	3,377.1	70,130.7	1,639.5	75,147.3
Equity securities, available-for-sale	171.2	—	99.5	270.7
Derivatives:
Interest rate contracts	—	2,038.1	—	2,038.1
Foreign exchange contracts	—	61.7	—	61.7
Equity contracts	14.9	282.9	56.2	354.0
Credit contracts	—	16.9	13.5	30.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5,012.4	60.6	0.1	5,073.1
Assets held in separate accounts	90,903.2	4,870.5	1.1	95,774.8
Total assets	$99,478.8	$77,461.4	$1,809.9	$178,750.1
Percentage of Level to total	55.7%	43.3%	1.0%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives
FIA	$—	$—	$1,686.6	$1,686.6
IUL	—	—	48.0	48.0
GMAB/GMWB/GMWBL(2)	—	—	2,109.4	2,109.4
Stabilizer and MCGs	—	—	226.0	226.0
Other derivatives:
Interest rate contracts	2.1	851.1	—	853.2
Foreign exchange contracts	—	41.5	—	41.5
Equity contracts	—	104.6	—	104.6
Credit contracts	—	11.5	26.8	38.3
Embedded derivative on reinsurance	—	101.8	—	101.8
Total liabilities	$2.1	$1,110.5	$4,096.8	$5,209.4
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
Guaranteed benefit derivatives
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$—	$(0.4)	$—	$—	$—	$(0.8)	$—	$—	$5.7	$—
U.S. corporate private securities	1,040.3	0.2	20.1	0.5	—	(37.0)	(97.6)	81.9	(24.7)	983.7	0.2
Foreign corporate public securities and foreign governments(1)	13.8	—	(2.2)	—	—	—	(0.2)	—	—	11.4	—
Foreign corporate private securities(1)	430.4	0.1	10.3	—	—	(0.6)	(19.5)	95.2	(20.2)	495.7	0.1
Residential mortgage-backed securities	96.1	4.4	(1.4)	—	—	(12.3)	(0.1)	—	—	86.7	(4.0)
Commercial mortgage-backed securities	31.4	—	—	13.2	—	—	—	—	(31.4)	13.2	—
Other asset-backed securities	44.5	0.2	(0.4)	—	—	—	(1.2)	—	—	43.1	0.2
Total fixed maturities including securities pledged	1,663.4	4.9	26.0	13.7	—	(49.9)	(119.4)	177.1	(76.3)	1,639.5	(3.5)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2016 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$97.4	$—	$2.1	$—	$—	$—	$—	$—	$—	$99.5	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,820.1)	165.4	—	—	(76.9)	—	45.0	—	—	(1,686.6)	—
IUL(2)	(52.6)	10.0	—	—	(6.2)	—	0.8	—	—	(48.0)	—
GMAB/GMWB/GMWBL(2)	(1,873.5)	(198.2)	—	—	(37.8)	—	0.1	—	—	(2,109.4)	—
Stabilizer and MCGs(2)	(161.3)	(63.6)	—	—	(1.1)	—	—	—	—	(226.0)	—
Other derivatives, net	52.4	(22.4)	—	13.3	—	—	(0.4)	—	—	42.9	(9.5)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	0.1	—	—	(0.1)	—	0.1	—	0.1	—
Assets held in separate accounts(5)	3.9	—	—	—	—	—	—	—	(2.8)	1.1	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$103.8	$—	$2.5	$50.1	$—	$—	$(1.5)	$14.0	$—	$168.9	$—
U.S. corporate private securities	978.8	0.1	(0.4)	35.0	—	—	(108.4)	35.6	—	940.7	0.1
Foreign corporate public securities and foreign governments(1)	13.5	—	(1.3)	3.4	—	—	(0.2)	—	—	15.4	—
Foreign corporate private securities(1)	435.2	0.6	0.3	8.8	—	—	(11.5)	53.7	—	487.1	—
Residential mortgage-backed securities	94.2	(2.5)	(0.2)	5.3	—	—	(0.1)	12.5	—	109.2	(2.5)
Commercial mortgage-backed securities	22.0	—	—	—	—	—	—	—	(22.0)	—	—
Other asset-backed securities	10.1	—	—	—	—	—	(0.8)	—	—	9.3	—
Total fixed maturities including securities pledged	1,657.6	(1.8)	0.9	102.6	—	—	(122.5)	115.8	(22.0)	1,730.6	(2.4)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$(0.1)	$2.0	$—	$—	$—	$—	$—	$—	$58.2	$(0.1)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,970.0)	(45.7)	—	—	(40.5)	—	40.6	—	—	(2,015.6)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	(227.3)	—	—	(41.1)	—	0.1	—	—	(1,796.0)	—
Stabilizer and MCGs(2)	(102.9)	(44.1)	—	—	(1.1)	—	—	—	—	(148.1)	—
Other derivatives, net	72.1	0.4	—	8.3	—	—	(8.2)	—	—	72.6	0.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	2.3	—	—	—	—	—	—	—	(1.7)	0.6	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2016:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.2% to 17%		0.2% to 17%		—		—		0.2% to 7.7%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 17%		-32% to 17%		—		—		—
Nonperformance risk	0.23% to 1.6%		0.23% to 1.6%		0.23% to 1.6%		0.23% to 1.0%		0.23% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%		—		—
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 37% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$2.1	$—	*	$2.1	8.9
60-69	6.1	—	*	6.1	4.0
70+	5.6	0.1		5.7	2.3
	$13.8	$0.1		$13.9	4.8
*Less than $0.1
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of March 31, 2016 (account value amounts are in $ billions).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$4.2		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36% to 5.9%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 22.5%	$9.6		1.4% to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
* Less than $0.1.
** The low end of the range corresponds to policies that are highly "in the money." The high end of the range corresponds to the policies that are close to zero in terms of "in the moneyness."

(5)	Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	93%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	7%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%

(6)	Measured as a percentage of assets under management or assets under administration.

(7)	The mortality rate is based on the 2012 Individual Annuity Mortality Basic table with mortality improvements.

(8)	The mortality rate, along with the associated cost of insurance charges, are based on the 2001 Commissioner's Standard Ordinary table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2015:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—		—		0.1% to 7.3%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 16%		-32% to 16%		—		—		—
Nonperformance risk	0.23% to 1.3%		0.23% to 1.3%		0.23% to 1.3%		0.23% to 0.9%		0.23% to 1.3%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%		—		—
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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
*Less than $0.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$75,147.3	$75,147.3	$72,072.6	$72,072.6
Equity securities, available-for-sale	270.7	270.7	331.7	331.7
Mortgage loans on real estate	11,065.9	11,507.9	10,447.5	10,881.4
Policy loans	2,009.4	2,009.4	2,002.7	2,002.7
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	5,073.1	5,073.1	4,669.4	4,669.4
Derivatives	2,484.2	2,484.2	1,538.5	1,538.5
Other investments	89.9	99.8	91.6	101.5
Assets held in separate accounts	95,774.8	95,774.8	96,514.8	96,514.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	52,015.0	57,860.7	51,361.7	56,884.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,424.1	1,400.2	1,488.5	1,463.1
Supplementary contracts, immediate annuities and other	3,063.5	3,314.4	2,948.1	3,162.8
Derivatives:
Guaranteed benefit derivatives:
FIA	1,686.6	1,686.6	1,820.1	1,820.1
IUL	48.0	48.0	52.6	52.6
GMAB/GMWB/GMWBL	2,109.4	2,109.4	1,873.5	1,873.5
Stabilizer and MCGs	226.0	226.0	161.3	161.3
Other derivatives	1,037.6	1,037.6	487.5	487.5
Long-term debt	3,455.9	3,731.9	3,485.9	3,772.7
Embedded derivative on reinsurance	101.8	101.8	25.2	25.2
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$4,357.5	$1,012.6	$5,370.1
Deferrals of commissions and expenses	97.2	2.4	99.6
Amortization:
Amortization	(150.8)	(28.8)	(179.6)
Interest accrued(1)	57.0	20.1	77.1
Net amortization included in Condensed Consolidated Statements of Operations	(93.8)	(8.7)	(102.5)
Change due to unrealized capital gains/losses on available-for-sale securities	(442.3)	(231.9)	(674.2)
Balance as of March 31, 2016	$3,918.6	$774.4	$4,693.0

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	86.5	2.6	89.1
Amortization:
Amortization	(159.8)	(37.5)	(197.3)
Interest accrued(1)	57.8	21.4	79.2
Net amortization included in Condensed Consolidated Statements of Operations	(102.0)	(16.1)	(118.1)
Change due to unrealized capital gains/losses on available-for-sale securities	(173.5)	(124.1)	(297.6)
Balance as of March 31, 2015	$3,701.9	$542.4	$4,244.3
(1)Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2016 and 4.3% to 7.5% during 2015.

6.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of March 31, 2016, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 236,392 and 8,971,424 shares, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended March 31,
	2016	2015 (1)
RSUs	$15.1	$12.7
RSUs - Deal incentive awards	—	2.1
PSU awards	10.2	17.1
Stock options	3.5	—
Phantom Plan	0.2	2.3
Share-based compensation expense	29.0	34.2
Income tax benefit	10.2	12.0
After-tax share-based compensation expense	$18.8	$22.2
(1) This table includes compensation expense of $0.7 and $7.9 for the three months ended March 31, 2015, related to ING Group RSU and PSU awards, respectively.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSUs			PSU Awards			Stock Options
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards(1)		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	3.5		$34.81	0.8		$44.21	3.8		$11.89
Adjustment for PSU performance factor	—		—	0.1		44.22	—		—
Granted	1.7		31.35	1.6		28.79	—		—
Vested	(1.8)		31.19	(0.9)		44.21	—		—
Forfeited	—	*	30.59	—	*	37.09	—	*	11.89
Outstanding as of March 31, 2016	3.4		$34.98	1.6		$28.84	3.8		$11.89
* Less than 0.1.
(1)Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018. As of March 31, 2016, none of the performance conditions have been satisfied.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2015	263.7	21.8	241.9
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	34.3	(34.3)
Share-based compensation	1.6	0.1	1.5
Balance, December 31, 2015	265.3	56.2	209.1
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	7.6	(7.6)
Share-based compensation	2.7	0.2	2.5
Balance, March 31, 2016	268.0	64.0	204.0

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended March 31,
Earnings	2016	2015
Net income (loss) available to common shareholders:
Net income (loss)	$192.3	$215.7
Less: Net income (loss) attributable to noncontrolling interest	0.7	26.1
Net income (loss) available to common shareholders	$191.6	$189.6

Weighted average common shares outstanding
Basic	206.9	238.5
Dilutive Effects:(1)
RSUs	1.6	1.7
PSU awards	0.6	0.5
Diluted	209.1	240.7

Net income (loss) available to common shareholders per common share
Basic	$0.93	$0.80
Diluted	0.92	0.79
(1) For the three months ended March 31, 2016 and 2015, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. Fore more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	March 31,
	2016	2015
Fixed maturities, net of OTTI	$4,446.6	$6,777.3
Equity securities, available-for-sale	32.1	32.6
Derivatives	284.7	262.7
DAC/VOBA adjustment on available-for-sale securities	(1,438.9)	(2,138.2)
Sales inducements and Other intangibles adjustment on available-for-sale securities	(83.1)	(86.0)
Other	(31.0)	(31.5)
Unrealized capital gains (losses), before tax	3,210.4	4,816.9
Deferred income tax asset (liability)	(764.5)	(1,324.9)
Net unrealized capital gains (losses)	2,445.9	3,492.0
Pension and other postretirement benefits liability, net of tax	30.3	39.2
AOCI	$2,476.2	$3,531.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,266.2		$(790.1)	$1,476.1
Equity securities	0.9		(0.3)	0.6
Other	0.1		—	0.1
OTTI	3.1		(1.1)	2.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	54.7		(19.1)	35.6
DAC/VOBA	(674.2)	(1)	236.0	(438.2)
Sales inducements and Other intangibles	(60.4)		21.1	(39.3)
Change in unrealized gains/losses on available-for-sale securities	1,590.4		(553.5)	1,036.9

Derivatives:
Derivatives	30.0	(2)	(10.5)	19.5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4.4)		1.5	(2.9)
Change in unrealized gains/losses on derivatives	25.6		(9.0)	16.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$1,612.6		$(561.3)	$1,051.3
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$926.0		$(323.5)	$602.5
Equity securities	2.5		(0.9)	1.6
Other	0.1		—	0.1
OTTI	5.7		(2.0)	3.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	1.0		(0.4)	0.6
DAC/VOBA	(297.6)	(1)	104.2	(193.4)
Sales inducements and Other intangibles	(10.8)		3.8	(7.0)
Change in unrealized gains/losses on available-for-sale securities	626.9		(218.8)	408.1

Derivatives:
Derivatives	37.1	(2)	(13.0)	24.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(3.9)		1.4	(2.5)
Change in unrealized gains/losses on derivatives	33.2		(11.6)	21.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$656.7		$(229.2)	$427.5
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

10.    Income Taxes

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

The Company's effective tax rate for the three months ended March 31, 2016 was 20.3%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2016 primarily due to the effect of the dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2015 was 17.5%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2015 primarily due to the effect of the DRD.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

During April 2016, the Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2014. The 2014 audit settlement did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2015 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2015 and 2016.

The Company does not expect any material changes to the unrecognized tax benefits within the next twelve months.

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of March 31, 2016 and December 31, 2015.

Long-term Debt

As of March 31, 2016 and December 31, 2015, the Company's outstanding long-term debt borrowings were $3,455.9 and $3,459.8, respectively. Of the $3,455.9 recognized as long-term debt as of March 31, 2016, $2,234.4 represents senior notes and $737.9 represents junior subordinated notes.

Aetna Notes

During the three months ended March 31, 2016, Voya Holdings repurchased $4.8 of the outstanding principal amount of 6.97% Debentures due August 15, 2036. In connection with this transaction, the Company incurred a loss on debt extinguishment of $1.7 for the three months ended March 31, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of March 31, 2016, the outstanding principal amount of the Aetna Notes was $470.1, which is guaranteed by ING Group.

On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. During the three months ended March 31, 2016, the Company withdrew $4.8 of collateral thereby reducing the remaining collateral balance to $72.2. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

The Company has a senior unsecured credit facility, with a revolving credit sublimit of $750.0 and a total LOC capacity of $3.0 billion. The facility expires on February 14, 2018.

As of March 31, 2016, there were no amounts outstanding as revolving credit borrowings and $207.6 of LOCs outstanding under the senior unsecured credit facility.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $547.5 and purchase limited partnerships and private placement investments of $1,436.9, of which $219.9 related to consolidated investment entities. As of December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $771.9 and purchase limited partnerships and private placement investments of $970.9, of which $225.9 related to consolidated investment entities.

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

	March 31, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$1,490.4	$1,528.5
FHLB restricted stock(1)	71.8	73.3
Other fixed maturities-state deposits	218.8	210.3
Securities pledged(2)	2,120.4	1,112.6
Total restricted assets	$3,901.4	$2,924.7
(1) Included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $1,396.5 and $466.4 as of March 31, 2016 and December 31, 2015, respectively. In addition, as of March 31, 2016 and December 31, 2015, the Company delivered securities as collateral of $723.9 and $646.2, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2016 and December 31, 2015, the Company had $1.3 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, assets with a market value of approximately $1.5 billion collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $100.0.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company appealed that judgment. On February 9, 2016, final judgment in favor of Fireman’s Fund was entered in the amount of $12.5. The Company has appealed that judgment.

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of March 31, 2016, approximately $41.9 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

For the three months ended March 31, 2016, approximately $17.7 in previously accrued carried interest, associated with one private equity fund, was reversed as a result of a decline in fund performance through March 31, 2016.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

13. Consolidated Investment Entities

In the normal course of business, the Company provides investment management services to, invests in and has transactions with, various types of investment entities which may be considered VIEs or VOEs. The Company evaluates its involvement with each entity to determine whether consolidation is required.

The Company may own debt or equity investments, each of which is considered variable interests in the investment entities. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary and consolidates certain entities under the VOE guidance when it has control through voting rights. See the Business, Basis of Presentation and Significant Accounting Policies Note for further information on the Company’s accounting policy on consolidation.

As a result of the adoption of ASU 2015-02, the Company deconsolidated 10 previously consolidated CLOs and 19 previously consolidated limited partnerships effective January 1, 2016. It was determined that the fees earned by the Company are no longer included in the Company’s assessment of whether or not it has a controlling financial interest in an investment entity. Accordingly, the Company’s ownership interests in these entities are the only variable interests that remain relevant to this assessment. See the Business, Basis of Presentation and Significant Accounting Policies Note for further information on ASU 2015-02.

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $648.1 and $722.8 as of March 31, 2016 and December 31, 2015, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

Consolidated VIEs and VOEs

Collateral Loan Obligations Entities ("CLOs")

The Company is involved in the design, creation, and the ongoing management of CLOs. These entities are created for the purpose of acquiring diversified portfolios of senior secured floating rate leveraged loans, and securitizing these assets by issuing multiple tranches of collateralized debt; thereby providing investors with a broad array of risk and return profiles. Also known as collateralized financing entities under Topic 810, CLOs are variable interest entities by definition.

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. Subsequent to the adoption of ASU 2015-02 on January 1, 2016, it was determined that these fees are excluded from the Company’s assessment to determine if it is the primary beneficiary of the CLOs it manages. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. These investments have been and continue to be relevant to the Company’s ongoing primary beneficiary assessment for each CLO. Prior to the adoption of ASU 2015-02, the Company’s ownership interests, management fees, and contingent performance fees were assessed as variable interests and determined to be relevant to the Company's primary beneficiary assessment.

As of March 31, 2016 and December 31, 2015, the Company consolidated 8 and 17 CLOs, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and single strategy hedge funds. The Company’s consolidated limited partnerships were VOEs under previous consolidation guidance as of December 31, 2015. Subsequent to adoption of ASU 2015-02 on January 1, 2016, the limited partnerships are VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest. Additionally, it was determined that the only variable interest relevant to the Company’s status as primary beneficiary is its direct ownership interests in each entity.

As of March 31, 2016 and December 31, 2015, the Company consolidated 14 and 33 funds respectively, which were structured as partnerships.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2016	December 31, 2015
Assets of Consolidated Investment Entities
VIEs (1)
Cash and cash equivalents	$238.8	$246.4
Corporate loans, at fair value using the fair value option	2,555.3	6,882.5
Limited partnerships/corporations, at fair value	2,239.1	—
Other assets	12.2	115.3
Total VIE assets	5,045.4	7,244.2
VOEs (1)
Cash and cash equivalents	15.8	221.2
Limited partnerships/corporations, at fair value	157.1	4,973.7
Other assets	3.5	39.0
Total VOE assets	176.4	5,233.9
Total assets of consolidated investment entities	$5,221.8	$12,478.1

Liabilities of Consolidated Investment Entities
VIEs (1)
CLO notes, at fair value using the fair value option	$2,620.8	$6,956.2
Other liabilities	707.6	240.8
Total VIE liabilities	3,328.4	7,197.0
VOEs (1)
Other liabilities	4.5	1,710.8
Total VOE liabilities	4.5	1,710.8
Total liabilities of consolidated investment entities	$3,332.9	$8,907.8
(1) The March 31, 2016 balances reflect the adoption of ASU 2015-02 which reflects limited partnerships as VIEs. Under previous guidance, as of December 31, 2015, these entities were considered VOEs and reflected in the relative line item.

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0% and typically range in credit rating categories from AAA down to unrated. As of March 31, 2016 and December 31, 2015, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $172.0 and $325.5, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2016 and December 31, 2015.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 6.50% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 8.4 years as of March 31, 2016. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

Subsequent to adoption of ASU 2014-13, the fair values of the CLO notes are measured based on the fair value of the CLO's corporate loans, as the Company uses the measurement alternative available under the ASU and determined that the inputs for measuring financial assets are more observable. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets. As of December 31, 2015, the CLO notes were classified within Level 3 of the fair value hierarchy.

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

As of March 31, 2016, the Level 3 assets and liabilities were immaterial.

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

As of March 31, 2016 and December 31, 2015, certain private equity funds maintained revolving lines of credit of $597.0, which renews annually and bears interest at LIBOR/EURIBOR plus 150 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, outstanding borrowings amount to $553.7. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Single Strategy Hedge Fund

Prior to the adoption of ASU 2015-02 and as of December 31, 2015, the Company consolidated a certain single strategy hedge fund (the "Fund") of which it was the investment manager. The Company deconsolidated the Fund upon the adoption of ASU 2015-02, as its fees are no longer deemed to be variable interests and the Company no longer had a controlling financial interest.

As of December 31, 2015 the Fund’s investments in securities that rely upon a vendor supplied price were classified as Level 2 and securities priced using independent broker quotes were classified as Level 3.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$238.8	$—	$—	$—	$238.8
Corporate loans, at fair value using the fair value option	—	2,538.6	16.7	—	2,555.3
Limited partnerships/corporations, at fair value	—	—	—	2,239.1	2,239.1
VOEs
Cash and cash equivalents	15.8	—	—	—	15.8
Limited partnerships/corporations, at fair value	—	118.4	—	38.7	157.1
Total assets, at fair value	$254.6	$2,657.0	$16.7	$2,277.8	$5,206.1
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$2,620.8	$—	$—	$2,620.8
Total liabilities, at fair value	$—	$2,620.8	$—	$—	$2,620.8

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2015:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$246.4	$—	$—	$—	$246.4
Corporate loans, at fair value using the fair value option	—	6,864.2	18.3	—	6,882.5
Limited partnerships/corporations, at fair value	—	—	—	—	—
VOEs
Cash and cash equivalents	221.2	—	—	—	221.2
Limited partnerships/corporations, at fair value	—	2,092.6	39.7	2,841.4	4,973.7
Total assets, at fair value	$467.6	$8,956.8	$58.0	$2,841.4	$12,323.8
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$—	$6,956.2	$—	$6,956.2
Total liabilities, at fair value	$—	$—	$6,956.2	$—	$6,956.2

As a result of the adoption of ASU 2015-02 effective January 1, 2016, the Company deconsolidated 10 CLOs comprised of $4.6 billion of Corporate loans, none of which were Level 3 assets, and $4.6 billion of Collateralized loan obligation notes, all of which were Level 3 liabilities, as of December 31, 2015. Due to the adoption of ASU 2014-13 the CLO notes are classified within Level

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2 of the fair value hierarchy, consistent with the majority of the CLO financial assets. As of March 31, 2016, the Level 3 assets were immaterial.

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2016, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended March 31, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of March 31
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.2	$(0.1)	$—	$(0.1)	$—	$—	$19.0
VOEs:
Limited partnerships/corporations, at fair value	17.1	(0.5)	—	—	—	—	16.6
Total assets, at fair value	$36.3	$(0.6)	$—	$(0.1)	$—	$—	$35.6
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,838.1	$(28.2)	$—	$(401.0)	$—	$—	$6,408.9
Total liabilities, at fair value	$6,838.1	$(28.2)	$—	$(401.0)	$—	$—	$6,408.9

Deconsolidation of Certain Investment Entities

Except for deconsolidations due to the adoption of ASU 2015-02 on January 1, 2016, the Company did not deconsolidate any investment entities during the three months ended March 31, 2016 and March 31, 2015.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2016 and December 31, 2015, the Company held $15.5 and $1.4, ownership interests, respectively, in unconsolidated CLOs.

Limited Partnerships

The Company manages or holds investments in certain private equity funds and hedge funds. With these entities, the Company serves as the investment manager and is entitled to receive at-market investment management fees and at-market contingent performance fees. The Company does not consolidate any of these investment funds for which it is not considered to be the primary beneficiary.

In addition, the Company does not consolidate the funds in which its involvement takes a form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with power to direct the activities of the fund.

The following table presents the carrying amounts of the variable interests in VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary as of the dates indicated. The Company determines its maximum exposure to loss to be: (i) the amount invested in the debt or equity of the VIE and (ii) other commitments and guarantees to the VIE.

Variable Interests on the Condensed Consolidated Balance Sheet
	March 31, 2016		December 31, 2015
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$15.5	$15.5	$—	$—
Limited partnership/corporations	560.1	560.1	1.4	1.4

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

In addition to our Ongoing Business, the Company also has Corporate and two Closed Block segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

Measurement

Operating earnings before income taxes is an internal measure used by management to evaluate segment performance. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. However, the Company believes that the definitions of operating earnings before income taxes provide a valuable measure of its business and segment performances and enhance the understanding of the Company’s financial results by highlighting performance drivers. Each segment’s operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Operating earnings before income taxes also does not reflect the results of operations of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Retirement and Investment Solutions:
Retirement	$103.7	$124.5
Annuities	50.7	68.6
Investment Management	22.7	46.9
Insurance Solutions:
Individual Life	41.1	43.4
Employee Benefits	20.8	40.6
Total Ongoing Business	239.0	324.0
Corporate	(73.0)	(48.2)
Closed Blocks:
Closed Block Other	3.8	13.8
Total operating earnings before income taxes	169.8	289.6

Adjustments:
Closed Block Variable Annuity	46.0	(29.4)
Net investment gains (losses) and related charges and adjustments	(60.4)	50.4
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	93.5	(47.2)
Income (loss) related to businesses exited through reinsurance or divestment	1.6	(15.4)
Income (loss) attributable to noncontrolling interest	0.7	26.1
Loss related to early extinguishment of debt	(1.7)	—
Other adjustments to operating earnings	(8.2)	(12.8)
Income (loss) before income taxes	$241.3	$261.3

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

•
Other adjustments to Operating revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in operating revenues.

Operating revenues also do not reflect the revenues of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics. When the Company presents the adjustments to total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Retirement and Investment Solutions:
Retirement	$937.7	$600.5
Annuities	303.0	315.6
Investment Management	132.2	163.1
Insurance Solutions:
Individual Life	624.0	668.8
Employee Benefits	399.7	370.9
Total Ongoing Business	2,396.6	2,118.9
Corporate	12.9	20.4
Closed Blocks:
Closed Block Other	15.8	21.9
Total operating revenues	2,425.3	2,161.2

Adjustments:
Closed Block Variable Annuity	453.0	264.4
Net realized investment gains (losses) and related charges and adjustments	(107.7)	53.1
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	130.1	(53.6)
Revenues related to businesses exited through reinsurance or divestment	58.5	40.6
Revenues attributable to noncontrolling interest	22.5	89.8
Other adjustments to operating revenues	27.6	48.9
Total revenues	$3,009.3	$2,604.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Investment Management intersegment revenues	$40.0	$38.6

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2016	December 31, 2015
Retirement and Investment Solutions:
Retirement	$95,720.9	$93,771.5
Annuities	25,363.4	25,055.7
Investment Management	459.5	556.8
Insurance Solutions:
Individual Life	26,422.8	26,068.9
Employee Benefits	2,572.6	2,554.8
Total Ongoing Business	150,539.2	148,007.7
Corporate	5,795.4	5,893.1
Closed Blocks:
Closed Block Variable Annuity	44,903.5	44,322.9
Closed Block Other	8,195.9	8,244.5
Closed Blocks	53,099.4	52,567.4
Total assets of segments	209,434.0	206,468.2
Noncontrolling interest	4,573.7	11,755.3
Total assets	$214,007.7	$218,223.5

15.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of March 31, 2016 and December 31, 2015, and their results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets
March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,264.1	$(15.3)	$69,248.8
Fixed maturities, at fair value using the fair value option	—	—	3,778.1	—	3,778.1
Equity securities, available-for-sale, at fair value	90.4	—	180.3	—	270.7
Short-term investments	212.0	—	1,148.2	—	1,360.2
Mortgage loans on real estate, net of valuation allowance	—	—	11,065.9	—	11,065.9
Policy loans	—	—	2,009.4	—	2,009.4
Limited partnerships/corporations	—	—	560.1	—	560.1
Derivatives	74.0	—	2,558.2	(148.0)	2,484.2
Investments in subsidiaries	16,387.5	11,839.0	—	(28,226.5)	—
Other investments	—	0.4	89.5	—	89.9
Securities pledged	—	—	2,120.4	—	2,120.4
Total investments	16,763.9	11,839.4	92,774.2	(28,389.8)	92,987.7
Cash and cash equivalents	238.7	2.2	2,285.5	—	2,526.4
Short-term investments under securities loan agreements, including collateral delivered	10.6	—	1,175.9	—	1,186.5
Accrued investment income	—	—	934.2	—	934.2
Reinsurance recoverable	—	—	7,558.0	—	7,558.0
Deferred policy acquisition costs and Value of business acquired	—	—	4,693.0	—	4,693.0
Sales inducements to contract holders	—	—	229.1	—	229.1
Current income taxes	(16.4)	6.3	38.5	—	28.4
Deferred income taxes	436.0	36.6	1,093.6	—	1,566.2
Goodwill and other intangible assets	—	—	245.7	—	245.7
Loans to subsidiaries and affiliates	395.4	—	287.0	(682.4)	—
Due from subsidiaries and affiliates	6.3	0.2	3.4	(9.9)	—
Other assets	18.1	—	1,037.8	—	1,055.9
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,396.2	—	2,396.2
Cash and cash equivalents	—	—	254.6	—	254.6
Corporate loans, at fair value using the fair value option	—	—	2,555.3	—	2,555.3
Other assets	—	—	15.7	—	15.7
Assets held in separate accounts	—	—	95,774.8	—	95,774.8
Total assets	$17,852.6	$11,884.7	$213,352.5	$(29,082.1)	$214,007.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets (Continued)
March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$20,341.4	$—	$20,341.4
Contract owner account balances	—	—	69,129.6	—	69,129.6
Payables under securities loan agreement, including collateral held	—	—	2,557.9	—	2,557.9
Short-term debt with affiliates	287.0	217.9	177.5	(682.4)	—
Long-term debt	2,972.3	480.3	18.6	(15.3)	3,455.9
Funds held under reinsurance agreements	—	—	781.1	—	781.1
Derivatives	74.0	—	1,111.6	(148.0)	1,037.6
Pension and other postretirement provisions	—	—	671.4	—	671.4
Due to subsidiaries and affiliates	1.2	—	6.3	(7.5)	—
Other liabilities	56.8	5.6	1,162.7	(2.4)	1,222.7
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	2,620.8	—	2,620.8
Other liabilities	—	—	712.1	—	712.1
Liabilities related to separate accounts	—	—	95,774.8	—	95,774.8
Total liabilities	3,391.3	703.8	195,065.8	(855.6)	198,305.3

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	14,461.3	11,180.9	17,045.6	(28,226.5)	14,461.3
Noncontrolling interest	—	—	1,241.1	—	1,241.1
Total shareholders' equity	14,461.3	11,180.9	18,286.7	(28,226.5)	15,702.4
Total liabilities and shareholders' equity	$17,852.6	$11,884.7	$213,352.5	$(29,082.1)	$214,007.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$67,748.7	$(15.3)	$67,733.4
Fixed maturities, at fair value using the fair value option	—	—	3,226.6	—	3,226.6
Equity securities, available-for-sale, at fair value	83.7	—	248.0	—	331.7
Short-term investments	212.0	—	1,284.7	—	1,496.7
Mortgage loans on real estate, net of valuation allowance	—	—	10,447.5	—	10,447.5
Policy loans	—	—	2,002.7	—	2,002.7
Limited partnerships/corporations	—	—	510.6	—	510.6
Derivatives	67.2	—	1,605.7	(134.4)	1,538.5
Investments in subsidiaries	15,110.5	11,092.2	—	(26,202.7)	—
Other investments	—	0.5	91.1	—	91.6
Securities pledged	—	—	1,112.6	—	1,112.6
Total investments	15,473.4	11,092.7	88,278.2	(26,352.4)	88,491.9
Cash and cash equivalents	378.1	18.4	2,116.2	—	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	10.6	—	649.4	—	660.0
Accrued investment income	—	—	899.0	—	899.0
Reinsurance recoverable	—	—	7,653.7	—	7,653.7
Deferred policy acquisition costs and Value of business acquired	—	—	5,370.1	—	5,370.1
Sales inducements to contract holders	—	—	263.3	—	263.3
Deferred income taxes	404.4	32.7	1,777.7	—	2,214.8
Goodwill and other intangible assets	—	—	250.8	—	250.8
Loans to subsidiaries and affiliates	330.2	—	—	(330.2)	—
Due from subsidiaries and affiliates	6.1	0.1	1.9	(8.1)	—
Other assets	19.8	—	894.5	—	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	4,973.7	—	4,973.7
Cash and cash equivalents	—	—	467.6	—	467.6
Corporate loans, at fair value using the fair value option	—	—	6,882.5	—	6,882.5
Other assets	—	—	154.3	—	154.3
Assets held in separate accounts	—	—	96,514.8	—	96,514.8
Total assets	$16,622.6	$11,143.9	$217,147.7	$(26,690.7)	$218,223.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets (Continued)
December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$19,508.0	$—	$19,508.0
Contract owner account balances	—	—	68,664.1	—	68,664.1
Payables under securities loan agreement, including collateral held	—	—	1,485.0	—	1,485.0
Short-term debt with affiliates	—	206.5	123.7	(330.2)	—
Long-term debt	2,971.4	485.0	18.7	(15.3)	3,459.8
Funds held under reinsurance agreements	—	—	702.4	—	702.4
Derivatives	67.2	—	554.7	(134.4)	487.5
Pension and other postretirement provisions	—	—	687.4	—	687.4
Current income taxes	70.1	(2.5)	2.4	—	70.0
Due to subsidiaries and affiliates	0.2	—	5.9	(6.1)	—
Other liabilities	77.9	13.3	1,371.7	(2.0)	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	6,956.2	—	6,956.2
Other liabilities	—	—	1,951.6	—	1,951.6
Liabilities related to separate accounts	—	—	96,514.8	—	96,514.8
Total liabilities	3,186.8	702.3	198,546.6	(488.0)	201,947.7

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	13,435.8	10,441.6	15,761.1	(26,202.7)	13,435.8
Noncontrolling interest	—	—	2,840.0	—	2,840.0
Total shareholders' equity	13,435.8	10,441.6	18,601.1	(26,202.7)	16,275.8
Total liabilities and shareholders' equity	$16,622.6	$11,143.9	$217,147.7	$(26,690.7)	$218,223.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2.9	$—	$1,093.9	$(2.7)	$1,094.1
Fee income	—	—	825.8	—	825.8
Premiums	—	—	966.8	—	966.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(9.9)	—	(9.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.9	—	0.9
Net other-than-temporary impairments recognized in earnings	—	—	(10.8)	—	(10.8)
Other net realized capital gains (losses)	—	(0.1)	21.6	—	21.5
Total net realized capital gains (losses)	—	(0.1)	10.8	—	10.7
Other revenue	1.0	—	81.8	—	82.8
Income (loss) related to consolidated investment entities:
Net investment income	—	—	29.1	—	29.1
Total revenues	3.9	(0.1)	3,008.2	(2.7)	3,009.3
Benefits and expenses:
Policyholder benefits	—	—	1,380.8	—	1,380.8
Interest credited to contract owner account balances	—	—	494.9	—	494.9
Operating expenses	2.3	—	717.9	—	720.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	102.5	—	102.5
Interest expense	37.4	11.9	1.1	(2.7)	47.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	21.0	—	21.0
Other expense	—	—	0.9	—	0.9
Total benefits and expenses	39.7	11.9	2,719.1	(2.7)	2,768.0
Income (loss) before income taxes	(35.8)	(12.0)	289.1	—	241.3
Income tax expense (benefit)	—	(4.5)	66.6	(13.1)	49.0
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(35.8)	(7.5)	222.5	13.1	192.3
Equity in earnings (losses) of subsidiaries, net of tax	227.4	38.4	—	(265.8)	—
Net income (loss) including noncontrolling interest	191.6	30.9	222.5	(252.7)	192.3
Less: Net income (loss) attributable to noncontrolling interest	—	—	0.7	—	0.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$191.6	$30.9	$221.8	$(252.7)	$191.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.4	$0.1	$1,146.4	$(1.9)	$1,148.0
Fee income	—	—	899.8	—	899.8
Premiums	—	—	608.8	—	608.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(2.6)	—	(2.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2.3	—	2.3
Net other-than-temporary impairments recognized in earnings	—	—	(4.9)	—	(4.9)
Other net realized capital gains (losses)	(1.0)	0.2	(253.8)	—	(254.6)
Total net realized capital gains (losses)	(1.0)	0.2	(258.7)	—	(259.5)
Other revenue	0.9	—	102.7	(0.9)	102.7
Income (loss) related to consolidated investment entities:
Net investment income	—	—	96.9	—	96.9
Changes in fair value related to collateralized loan obligations	—	—	7.7	—	7.7
Total revenues	3.3	0.3	2,603.6	(2.8)	2,604.4
Benefits and expenses:
Policyholder benefits	—	—	887.0	—	887.0
Interest credited to contract owner account balances	—	—	484.7	—	484.7
Operating expenses	0.7	—	742.4	(0.9)	742.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	118.1	—	118.1
Interest expense	37.7	10.6	1.0	(1.9)	47.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	62.5	—	62.5
Other expense	—	—	1.2	—	1.2
Total benefits and expenses	38.4	10.6	2,296.9	(2.8)	2,343.1
Income (loss) before income taxes	(35.1)	(10.3)	306.7	—	261.3
Income tax expense (benefit)	—	(5.8)	57.3	(5.9)	45.6
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(35.1)	(4.5)	249.4	5.9	215.7
Equity in earnings (losses) of subsidiaries, net of tax	224.7	133.2	—	(357.9)	—
Net income (loss) including noncontrolling interest	189.6	128.7	249.4	(352.0)	215.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	26.1	—	26.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$189.6	$128.7	$223.3	$(352.0)	$189.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$191.6	$30.9	$222.5	$(252.7)	$192.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,612.9	1,109.4	1,613.0	(2,722.4)	1,612.9
Other-than-temporary impairments	3.1	2.3	3.0	(5.3)	3.1
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	1,612.6	1,110.9	1,612.6	(2,723.5)	1,612.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	561.3	385.7	561.3	(947.0)	561.3
Other comprehensive income (loss), after tax	1,051.3	725.2	1,051.3	(1,776.5)	1,051.3
Comprehensive income (loss)	1,242.9	756.1	1,273.8	(2,029.2)	1,243.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,242.9	$756.1	$1,273.1	$(2,029.2)	$1,242.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$189.6	$128.7	$249.4	$(352.0)	$215.7
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	654.4	435.0	654.4	(1,089.4)	654.4
Other-than-temporary impairments	5.7	4.7	5.7	(10.4)	5.7
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	656.7	438.9	656.7	(1,095.6)	656.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	229.2	153.0	229.2	(382.2)	229.2
Other comprehensive income (loss), after tax	427.5	285.9	427.5	(713.4)	427.5
Comprehensive income (loss)	617.1	414.6	676.9	(1,065.4)	643.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	26.1	—	26.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$617.1	$414.6	$650.8	$(1,065.4)	$617.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(126.3)	$12.2	$801.7	$(35.0)	$652.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	3,407.5	—	3,407.5
Equity securities, available-for-sale	3.6	—	70.2	—	73.8
Mortgage loans on real estate	—	—	263.1	—	263.1
Limited partnerships/corporations	—	—	65.0	—	65.0
Acquisition of:
Fixed maturities	—	—	(4,191.3)	—	(4,191.3)
Equity securities, available-for-sale	(9.8)	—	(20.4)	—	(30.2)
Mortgage loans on real estate	—	—	(881.5)	—	(881.5)
Limited partnerships/corporations	—	—	(72.2)	—	(72.2)
Short-term investments, net	—	—	136.6	—	136.6
Policy loans, net	—	—	(6.7)	—	(6.7)
Derivatives, net	—	—	(232.1)	—	(232.1)
Other investments, net	—	—	1.8	—	1.8
Sales from consolidated investments entities	—	—	211.4	—	211.4
Purchases within consolidated investment entities	—	—	(206.5)	—	(206.5)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(65.5)	—	(287.0)	352.5	—
Return of capital contributions and dividends from subsidiaries	35.0	—	—	(35.0)	—
Capital contributions to subsidiaries	(35.0)	—	—	35.0	—
Collateral received (delivered), net	—	—	546.2	—	546.2
Purchases of fixed assets, net	—	—	(18.2)	—	(18.2)
Net cash provided by (used in) investing activities	(71.4)	—	(1,214.1)	352.2	(933.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,084.1	—	2,084.1
Maturities and withdrawals from investment contracts	—	—	(1,670.7)	—	(1,670.7)
Repayment of debt with maturities of more than three months	—	(4.8)	—	—	(4.8)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	287.0	11.4	54.1	(352.5)	—
Return of capital contributions and dividends to parent	—	(35.0)	(35.0)	70.0	—
Contributions of capital from parent	—	—	35.0	(35.0)	—
Repayments of borrowings of consolidated investment entities	—	—	(245.9)	—	(245.9)
Contributions from (distributions to) participants in consolidated investment entities	—	—	356.3	—	356.3
Excess tax benefits on share-based compensation	—	—	4.1	—	4.1
Share-based compensation	(6.2)	—	—	—	(6.2)
Common stock acquired - Share repurchase	(220.5)	—	—	—	(220.5)
Dividends paid	(2.0)	—	—	—	(2.0)
Net cash provided by (used in) financing activities	58.3	(28.4)	581.7	(317.2)	294.4
Net (decrease) increase in cash and cash equivalents	(139.4)	(16.2)	169.3	—	13.7
Cash and cash equivalents, beginning of period	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of period	$238.7	$2.2	$2,285.5	$—	$2,526.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(130.4)	$20.1	$1,196.0	$(32.0)	$1,053.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,246.3	—	2,246.3
Equity securities, available-for-sale	7.1	—	0.8	—	7.9
Mortgage loans on real estate	—	—	312.8	—	312.8
Limited partnerships/corporations	—	—	33.3	—	33.3
Acquisition of:
Fixed maturities	—	—	(2,937.4)	—	(2,937.4)
Equity securities, available-for-sale	(13.3)	—	(1.0)	—	(14.3)
Mortgage loans on real estate	—	—	(713.3)	—	(713.3)
Limited partnerships/corporations	—	—	(33.7)	—	(33.7)
Short-term investments, net	(212.0)	—	307.9	—	95.9
Policy loans, net	—	—	29.9	—	29.9
Derivatives, net	(2.5)	—	(82.8)	—	(85.3)
Other investments, net	—	13.3	0.2	—	13.5
Sales from consolidated investments entities	—	—	767.6	—	767.6
Purchases within consolidated investment entities	—	—	(1,320.7)	—	(1,320.7)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(14.7)	—	(534.3)	549.0	—
Return of capital contributions from subsidiaries	32.0	—	—	(32.0)	—
Collateral received (delivered), net	—	—	360.2	—	360.2
Purchases of fixed assets, net	—	—	(8.6)	—	(8.6)
Net cash provided by (used in) investing activities	(203.1)	13.3	(1,572.8)	516.7	(1,245.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,864.3	—	1,864.3
Maturities and withdrawals from investment contracts	—	—	(1,760.8)	—	(1,760.8)
Debt issuance costs	(6.2)	—	—	—	(6.2)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	534.3	(1.3)	16.0	(549.0)	—
Return of capital contributions and dividends to parent	—	(32.0)	(32.0)	64.0	—
Borrowings of consolidated investment entities	—	—	350.0	—	350.0
Repayments of borrowings of consolidated investment entities	—	—	(15.9)	—	(15.9)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(268.9)	—	(268.9)
Excess tax benefits on share-based compensation	—	—	1.3	—	1.3
Share-based compensation	(2.7)	—	—	—	(2.7)
Common stock acquired - Share repurchase	(622.0)	—	—	—	(622.0)
Dividends paid	(2.4)	—	—	—	(2.4)
Net cash provided by (used in) financing activities	(99.0)	(33.3)	153.7	(484.7)	(463.3)
Net (decrease) increase in cash and cash equivalents	(432.5)	0.1	(223.1)	—	(655.5)
Cash and cash equivalents, beginning of period	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of period	$249.6	$1.7	$1,624.1	$—	$1,875.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2016 and 2015 and financial condition as of March 31, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

Overview

We provide our principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions—and reported our results for the ongoing businesses through five ongoing operating segments.

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management. The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits. In addition to our Ongoing Business, we also have a Corporate and two Closed Block reporting segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, the start of the normalization process of monetary policy has resulted in an increase in volatility, exacerbated by heightened concern around the health of economic activity in China and, by extension, global economic conditions. This concern has been particularly acute in commodity-related sectors of the markets as investors adjust their expectations for companies in the energy and metals sectors in light of the rapid and steep decline in commodity prices. In the short- to medium-term, the potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 ("financial crisis") and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe the current market conditions noted above may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this quarterly report on Form 10-Q.

Interest Rate Environment

After moving modestly higher in 2015, interest rates declined in the first quarter of 2016 and remain at levels that are low by historical standards. The flattening of the yield curve that resulted from the beginning of the normalization of monetary policy in 2015 persisted into 2016 despite no additional increases in the Federal Funds rate in the first quarter. The timing and impact of any further increases in the Federal Funds rate are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, continued development in labor markets, the outlook for inflation and other risks that will impact the level and volatility of rates.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may also be adversely affected by the current low interest rate environment. The interest rate environment has historically influenced our business and financial performance, and we believe it will continue to do so in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $91.0 billion as of March 31, 2016, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2016 will earn an average yield in the range of 3.75% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

The Impact of our CBVA Segment on U.S. GAAP Earnings

Our ongoing management of our CBVA segment is focused on protecting regulatory and rating agency capital through careful risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our hedge programs may create earnings volatility in our financial statements.

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

In addition to these seasonal factors, our results are impacted by the annual review of assumptions related to future policy benefits and deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA") (collectively, "DAC/VOBA") and other intangibles, which we generally complete in the third quarter of each year, and annual remeasurement related to our employee benefit plans, which we generally complete in the fourth quarter of each year.

Furthermore, Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance fees related to sponsored private equity funds (“carried interest”) that are subject to later adjustment based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdles. For the three months ended March 31, 2016, our carried interest total net results were a loss of $15.8 million including the reversal of approximately $17.7 million in previously accrued carried interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. As of March 31, 2016, approximately $41.9 million of previously accrued carried interest, of which $15.3 million is related to the private equity fund referenced above, would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. See Part I, Item 1A. - Risk Factors - of our Annual Report on Form 10-K for further information.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Revenues:
Net investment income	$1,094.1	$1,148.0
Fee income	825.8	899.8
Premiums	966.8	608.8
Net realized capital gains (losses)	10.7	(259.5)
Other revenue	82.8	102.7
Income (loss) related to consolidated investment entities:
Net investment income	29.1	96.9
Changes in fair value related to collateralized loan obligations	—	7.7
Total revenues	3,009.3	2,604.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,875.7	1,371.7
Operating expenses	720.2	742.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	102.5	118.1
Interest expense	47.7	47.4
Operating expenses related to consolidated investment entities:
Interest expense	21.0	62.5
Other expense	0.9	1.2
Total benefits and expenses	2,768.0	2,343.1
Income (loss) before income taxes	241.3	261.3
Income tax expense (benefit)	49.0	45.6
Net income (loss)	192.3	215.7
Less: Net income (loss) attributable to noncontrolling interest	0.7	26.1
Net income (loss) available to our common shareholders	$191.6	$189.6

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating expenses:
Commissions	$245.0	$267.3
General and administrative expenses:
Strategic Investment Program	33.3	—
Other general and administrative expenses	541.5	564.0
Total general and administrative expenses	574.8	564.0
Total operating expenses, before DAC/VOBA deferrals	819.8	831.3
DAC/VOBA deferrals	(99.6)	(89.1)
Total operating expenses	$720.2	$742.2

The following table presents AUM and AUA as of the dates indicated:

	March 31,
($ in millions)	2016	2015
AUM and AUA:
Retirement and Investment Solutions:
Retirement	$295,906.5	$314,086.3
Annuities	27,181.7	26,818.2
Investment Management	251,685.5	261,621.7
Insurance Solutions:
Individual Life	15,236.0	15,774.0
Employee Benefits	1,783.8	1,771.5
Eliminations/Other	(172,996.5)	(179,620.2)
Total Ongoing Business	418,797.0	440,451.5
Closed Blocks:
Closed Block Variable Annuity	37,851.4	42,967.7
Closed Block Other	1,650.4	2,093.2
Total Closed Blocks	39,501.8	45,060.9
Total AUM and AUA	$458,298.8	$485,512.4

AUM	274,019.8	283,847.2
AUA	184,279.0	201,665.2
Total AUM and AUA	$458,298.8	$485,512.4

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended March 31,
($ in millions)	2016	2015
Retirement and Investment Solutions:
Retirement	$103.7	$124.5
Annuities	50.7	68.6
Investment Management	22.7	46.9
Insurance Solutions:
Individual Life	41.1	43.4
Employee Benefits	20.8	40.6
Total Ongoing Business	239.0	324.0
Corporate	(73.0)	(48.2)
Closed Blocks:(1)
Closed Block Other	3.8	13.8
Total operating earnings before income taxes	169.8	289.6

Adjustments:
Closed Block Variable Annuity	46.0	(29.4)
Net investment gains (losses) and related charges and adjustments(2)	(60.4)	50.4
Net guaranteed benefit hedging gains (losses) and related charges and adjustments(2)	93.5	(47.2)
Income (loss) related to businesses exited through reinsurance or divestment(2)	1.6	(15.4)
Income (loss) attributable to noncontrolling interest(2)	0.7	26.1
Loss related to early extinguishment of debt(2)	(1.7)	—
Other adjustments to operating earnings(2)	(8.2)	(12.8)
Income (loss) before income taxes	$241.3	$261.3
(1) Our CBVA segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.
(2) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended March 31,
($ in millions)	2016	2015
Retirement and Investment Solutions:
Retirement	$937.7	$600.5
Annuities	303.0	315.6
Investment Management	132.2	163.1
Insurance Solutions:
Individual Life	624.0	668.8
Employee Benefits	399.7	370.9
Total Ongoing Business	2,396.6	2,118.9
Corporate	12.9	20.4
Closed Blocks:(1)
Closed Block Other	15.8	21.9
Total operating revenues	2,425.3	2,161.2

Adjustments:
Closed Block Variable Annuity	453.0	264.4
Net realized investment gains (losses) and related charges and adjustments(2)	(107.7)	53.1
Gain (loss) on change in fair value of derivatives related to guaranteed benefits(2)	130.1	(53.6)
Revenues related to businesses exited through reinsurance or divestment(2)	58.5	40.6
Revenues attributable to noncontrolling interest(2)	22.5	89.8
Other adjustments to operating revenues(2)	27.6	48.9
Total revenues	$3,009.3	$2,604.4
(1) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating revenues.
(2) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

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

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Other-than-temporary impairments	$(10.8)	$(3.8)
CMO-B fair value adjustments(1)	(35.7)	37.5
Gains (losses) on the sale of securities	(51.3)	5.1
Other, including changes in the fair value of derivatives	6.8	16.1
Total investment gains (losses)	(91.0)	54.9
Net amortization of DAC/VOBA and other intangibles on above	44.3	(3.0)
Net investment gains (losses), including Closed Block Variable Annuity	(46.7)	51.9
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	13.7	1.5
Net investment gains (losses)	$(60.4)	$50.4
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended March 31,
($ in millions)	2016	2015
Gain (loss), excluding nonperformance risk	$48.8	$(62.2)
Gain (loss) due to nonperformance risk	74.6	(4.6)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	123.4	(66.8)
Net amortization of DAC/VOBA and sales inducements	(29.9)	19.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$93.5	$(47.2)

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(0.4)	$4.7
(1) DAC/VOBA and other intangibles unlocking is included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Terminology Definitions

Net realized capital gains (losses), Net investment gains (losses) and related charges and adjustments and Net guaranteed benefit hedging gains (losses) and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits and index-crediting features, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Consolidated - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Income (Loss)

Net investment income decreased $53.9 million from $1,148.0 million to $1,094.1 million primarily due to lower alternative investment income, lower prepayment fee income, the impact of the continued low interest rate environment on reinvestment rates, and the impact of the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations). The decline in alternative investment income included the reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund. Net investment income also declined due to lower AUM as a result of continued runoff in our Closed Block Other segment and the Annual Reset and Multi-Year Guarantee Annuities ("AR/MYGAs") in our Annuities segment. Partially offsetting these decreases were increases due to growth in general account assets in our CBVA and Retirement segments.

Fee income decreased $74.0 million from $899.8 million to $825.8 million primarily due to continued runoff in our CBVA segment and lower Fee income in our Retirement and Investment Management segments. The decline in our Retirement segment was due to lower separate account and institutional mutual fund AUM resulting from the cumulative impact of equity market performance as well as the impacts of participants' transfers from variable investment options into fixed investment options and terminated contracts in the recordkeeping business. A decline in institutional/retail average AUM driven by the cumulative impact of net flows and equity market volatility resulting in lower management and administrative fees earned in our Investment Management segment also contributed to the decrease.

Premiums increased $358.0 million from $608.8 million to $966.8 million primarily due to the pension risk transfer contracts in our Retirement segment and favorable persistency on group stop loss, group life and voluntary product lines in our Employee Benefits segment and premiums from the annuitization of life contingent contracts in our CBVA segment. These increases were partially offset by lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations).

Net realized capital gains (losses) increased $270.2 million from a loss of $259.5 million to a gain of $10.7 million as a result of changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an increase in Net realized capital gains (losses) of $444.4 million, from a gain of $51.4 million to a gain of $495.8 million. Declining interest rates resulted in a favorable change in the fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business. The increases were partially offset by current period losses resulting from unfavorable changes in fair value adjustments on our CMO-B portfolio and losses on the sale of securities, compared to gains in the prior period. In addition, lower fund returns relative to market performance in the current period, the continued decline in interest rates, as well as higher market volatility resulted in an unfavorable variance in guaranteed benefit derivatives, excluding nonperformance risk in our CBVA segment. Equity market performance variances and movements in credit spreads, partially offset by higher market volatility also led to an unfavorable variance in our CBVA segment CHO program of $15.1 million, from a loss of $2.3 million to a loss of $17.4 million. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Other revenue decreased $19.9 million from $102.7 million to $82.8 million primarily due to lower letter of credit (“LOC”) recoveries as a result of debt restructuring in 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description) and lower performance fees in our Investment Management segment, partially offset by changes in market value adjustments upon surrender in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $504.0 million from $1,371.7 million to $1,875.7 million as a result of several factors, including sales of pension risk transfer contracts in our Retirement segment, an increase in reserves in our CBVA segment as a result of lower fund returns relative to market performance and annuitization of life contingent contracts, as well as unfavorable mortality related to the aging of the block in our Individual Life segment.  Higher Employee Benefits group stop loss and group life in-force and higher loss ratios due to favorable loss ratio experience in the prior period that did not reoccur also contributed to the increase. These increases were partially offset by a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction and favorable reserve developments in our Individual Life segment.

Operating expenses decreased $22.0 million from $742.2 million to $720.2 million as a result of several factors, including lower Operating expenses in our CBVA segment as a result of continued runoff, lower recordkeeping expenses associated with terminated contracts, lower variable compensation and lower commission expenses in our segments, in addition to lower LOC fees as a result of debt restructuring in 2015, described above, and lower restructuring and rebranding costs. These decreases were partially offset by expenses related to our Strategic Investment Program, higher expenses associated with growth of the business in our Employee Benefits segment, as well as higher distribution and information technology expenses in our Retirement and Annuities segments.

Net amortization of DAC/VOBA decreased $15.6 million from $118.1 million to $102.5 million primarily due to the impact of lower gross profits in our Retirement and Individual Life segments, partially offset by the impact of higher gross profits due to guaranteed benefit hedging gains (losses) and higher amortization as a result of higher terminated cases in our Employee Benefits segment.

Income (loss) before income taxes decreased $20.0 million from $261.3 million to $241.3 million primarily due to higher net losses related to the incurred guaranteed benefits and our guarantee hedge program in our CBVA segment, lower income attributable to noncontrolling interests and lower net investment income primarily due to lower alternative investment income, lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates. In addition, unfavorable mortality experience, lower Fee income and expenses related to our Strategic Investment Program contributed to the decline. These decreases were partially offset by favorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk, lower Operating expenses, improved margins due to mix of business between AR/MYGAs and FIAs and improved persistency and growth in our Employee Benefits segment.

Income tax expense (benefit) increased $3.4 million from $45.6 million to $49.0 million primarily due to a decrease in the benefit associated with the dividends received deduction ("DRD"), partially offset by a decrease in Income (loss) before income taxes.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $119.8 million from $289.6 million to $169.8 million primarily due to lower net investment income including lower alternative investment income, lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates. In addition, unfavorable mortality experience, lower Fee income and expenses related to our Strategic Investment Program contributed to the decline. These decreases were partially offset by improved margins due to mix of business between AR/MYGAs and FIAs and improved persistency and growth in our Employee Benefits segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments decreased $110.8 million from a gain of $50.4 million to a loss of $60.4 million primarily due to current period losses resulting from unfavorable changes in fair value adjustments on our CMO-B portfolio and losses on the sale of securities, compared to gains in the prior period.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $140.7 million from a loss of $47.2 million to a gain of $93.5 million as a result of changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an improvement of $79.2 million, from a loss of $4.6 million to a gain of $74.6 million. Declining interest rates resulted in a favorable change in the fair value of guaranteed benefit derivatives, excluding nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment increased $17.0 million from a loss of $15.4 million to income of $1.6 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, and investment gains on securities associated with business reinsured.

Loss on early extinguishment of debt of $1.7 million in the current period was primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $4.6 million from a loss of $12.8 million to a loss of $8.2 million primarily due to lower restructuring and rebranding costs.

Results of Operations - Ongoing Business

We consider the Retirement, Annuities, Investment Management, Individual Life, and Employee Benefits segments to be our Ongoing Business. The following table presents Operating earnings before income taxes of our Ongoing Business for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating earnings before income taxes	$239.0	$324.0

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(0.4)	$4.7
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Ongoing Business - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $85.0 million from $324.0 million to $239.0 million primarily due to lower Net investment income including lower alternative investment income, lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates. In addition, unfavorable mortality experience and lower Fee income contributed to the decline. These decreases were partially offset by improved margins due to mix of business between AR/MYGAs and FIAs and improved persistency and growth in our Employee Benefits segment.

Results of Operations - Segment by Segment

Retirement and Investment Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$400.7	$388.9
Fee income	165.1	186.9
Premiums	354.6	10.7
Other revenue	17.3	14.0
Total operating revenues	937.7	600.5
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	576.6	216.6
Operating expenses	225.3	219.8
Net amortization of DAC/VOBA	32.1	39.6
Total operating benefits and expenses	834.0	476.0
Operating earnings before income taxes	$103.7	$124.5

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$1.8	$(4.2)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	March 31,
($ in millions)	2016	2015
Corporate markets	$45,588.4	$44,987.5
Tax-exempt markets	51,850.2	55,314.3
Total full service plans	97,438.6	100,301.8
Stable value(1) and pension risk transfer	11,639.3	8,925.0
Retail wealth management	3,349.3	3,275.5
Total AUM	112,427.2	112,502.3
AUA	183,479.3	201,584.0
Total AUM and AUA	$295,906.5	$314,086.3
(1) Consists of assets where we are the investment manager.

	March 31,
($ in millions)	2016	2015
General Account	$30,502.9	$28,006.7
Separate Account	56,484.3	60,776.9
Mutual Fund/Institutional Funds	25,440.0	23,718.7
AUA	183,479.3	201,584.0
Total AUM and AUA	$295,906.5	$314,086.3

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Balance as of beginning of period	$110,807.1	$109,693.3
Deposits	4,182.6	4,268.2
Surrenders, benefits and product charges	(3,100.3)	(3,607.6)
Net flows	1,082.3	660.6
Interest credited and investment performance	537.8	2,148.4
Balance as of end of period	$112,427.2	$112,502.3

Retirement - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $11.8 million from $388.9 million to $400.7 million due to the growth in general account assets driven by positive net flows including participants’ transfers from variable investment options into fixed investment options. These increases were partially offset by lower alternative investment income, a decrease in prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $21.8 million from $186.9 million to $165.1 million primarily due to the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM, and participants’ transfers from variable investment options into fixed investment options. Terminated contracts in the recordkeeping business also contributed to the decrease.

Premiums increased $343.9 million from $10.7 million to $354.6 million primarily due to pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue increased $3.3 million from $14.0 million to $17.3 million primarily due to favorable changes in market value adjustments related to plan sponsors upon surrender during the current period.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $360.0 million from $216.6 million to $576.6 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses increased $5.5 million from $219.8 million to $225.3 million primarily due to higher distribution and information technology expenses partially offset by lower asset based commissions and lower recordkeeping expenses associated with terminated contracts.

Net amortization of DAC/VOBA decreased $7.5 million from $39.6 million to $32.1 million primarily due to favorable unlocking in the current period resulting from participants’ transfers from variable investment options into fixed investment options compared to unfavorable unlocking in the prior period due to anticipated contract terminations, partially offset by lower separate account performance in the current period. Additionally, lower gross profits contributed to the decrease in amortization.

Operating earnings before income taxes

Operating earnings before income taxes decreased $20.8 million from $124.5 million to $103.7 million primarily due to lower alternative investment income and prepayment fee income, the cumulative impact of equity market performance and the impact of terminated contracts in the recordkeeping business. Additionally, higher distribution and information technology expenses contributed to the decrease in the current period. These decreases were partially offset by the growth in the general account assets and favorable changes in DAC/VOBA unlocking.

Retirement and Investment Solutions - Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$255.1	$267.0
Fee income	15.8	15.2
Premiums	27.8	29.8
Other revenue	4.3	3.6
Total operating revenues	303.0	315.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	175.9	175.4
Operating expenses	40.5	37.6
Net amortization of DAC/VOBA	35.9	34.0
Total operating benefits and expenses	252.3	247.0
Operating earnings before income taxes	$50.7	$68.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$8.0	$9.5
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents AUM for our Annuities segment as of the dates indicated:

	March 31,
($ in millions)	2016	2015
AUM:
General account	$21,873.3	$21,753.7
Separate account	736.1	791.9
Mutual funds	4,572.3	4,272.6
Total AUM	$27,181.7	$26,818.2

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Balance as of beginning of period	$27,035.8	$26,650.0
Deposits	856.8	688.8
Surrenders, benefits and product charges	(806.5)	(797.7)
Net flows	50.3	(108.9)
Interest credited and investment performance	95.6	277.1
Balance as of end of period	$27,181.7	$26,818.2

Annuities - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $11.9 million from $267.0 million to $255.1 million primarily due to decreases in prepayment fee income and alternative investment income, as well as lower AR/MYGA general account assets resulting from the continued run-off and the impact of the continued low interest rate environment on reinvestment rates. Partially offsetting these items was higher investment income resulting from the growth in FIAs.

Fee income increased $0.6 million from $15.2 million to $15.8 million primarily due to growth in assets of mutual fund custodial products. Average assets of mutual fund custodial products increased from $4.2 billion to $4.4 billion during the current period due to positive net flows and market performance.

Premiums decreased $2.0 million from $29.8 million to $27.8 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower Interest credited and other benefits to contract owner/policyholders.

Other revenue increased $0.7 million from $3.6 million to $4.3 million primarily due to changes in market value adjustments related to annuities upon surrender.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $0.5 million from $175.4 million to $175.9 million primarily due to favorable mortality in the prior period that did not reoccur and higher sales inducement amortization in the current period. These unfavorable changes are partially offset by a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies, as well as lower interest credited driven by the favorable impact of the continued run-off of the AR/MYGAs. The change in the mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are lower than credited rates on AR/MYGAs.

Operating expenses increased $2.9 million from $37.6 million to $40.5 million primarily due to distribution and information technology expenses to support higher sales volume.

Net amortization of DAC/VOBA increased $1.9 million from $34.0 million to $35.9 million primarily due to lower favorable DAC/VOBA unlocking.

Operating earnings before income taxes

Operating earnings before income taxes decreased $17.9 million from $68.6 million to $50.7 million as a result of lower prepayment fee income, lower alternative investment income, favorable mortality in the prior period that did not reoccur, higher operating expenses, and the impact of lower favorable DAC/VOBA unlocking. Partially offsetting these items were improved margins related to the change in mix of business between AR/MYGAs and FIAs.

Retirement and Investment Solutions - Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$(14.7)	$6.1
Fee income	139.3	146.9
Other revenue	7.6	10.1
Total operating revenues	132.2	163.1
Operating benefits and expenses:
Operating expenses	109.5	116.2
Total operating benefits and expenses	109.5	116.2
Operating earnings before income taxes	$22.7	$46.9

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2016	2015
Investment Management intersegment revenues	$40.0	$38.6

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	March 31,
($ in millions)	2016	2015
AUM:
Institutional/retail
Investment Management sourced	$69,472.4	$71,188.4
Affiliate sourced(1)	54,204.6	59,005.1
General account	79,577.3	78,566.4
Total AUM	203,254.3	208,759.9
AUA:
Affiliate sourced(2)	48,431.2	52,861.8
Total AUM and AUA	$251,685.5	$261,621.7
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net Flows:
Investment Management sourced	$517.3	$748.5
Affiliate sourced	(704.8)	(1,074.1)
Total	$(187.5)	$(325.6)

Investment Management - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $20.8 million from a gain of $6.1 million to a loss of $14.7 million primarily related to lower alternative investment income in the current period due to a partial reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund. Due to the nature of the underlying investments in this sponsored private equity fund, we expect additional valuation volatility in the future.

Fee income decreased $7.6 million from $146.9 million to $139.3 million primarily due to a decline in institutional/retail average AUM driven by the cumulative impact of net flows and equity market volatility resulting in lower management and administrative fees.

Other revenue decreased $2.5 million from $10.1 million to $7.6 million primarily due to lower performance fees earned in the current period.

Operating benefits and expenses

Operating expenses decreased $6.7 million from $116.2 million to $109.5 million primarily due to lower compensation related expenses including variable expenses associated with lower operating earnings and a decrease in commission expenses.

Operating earnings before income taxes

Operating earnings before income taxes decreased $24.2 million from $46.9 million to $22.7 million primarily due to lower alternative investment income including the reversal of previously accrued carried interest related to a sponsored private equity fund, a decline in institutional/retail average AUM and lower performance fees earned in the current period. These unfavorable changes were partially offset by lower variable expenses associated with decreases in operating earnings and lower commission expenses.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$207.9	$222.4
Fee income	297.2	295.3
Premiums	114.5	146.6
Other revenue	4.4	4.5
Total operating revenues	624.0	668.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	458.8	490.6
Operating expenses	85.6	92.3
Net amortization of DAC/VOBA	38.5	42.5
Total operating benefits and expenses	582.9	625.4
Operating earnings before income taxes	$41.1	$43.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(7.9)	$0.1
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Sales by Product Line:
Universal life:
Guaranteed	$0.1	$—
Accumulation	1.8	1.6
Indexed	17.3	14.4
Total universal life	19.2	16.0
Variable life	0.8	1.0
Term	3.5	4.9
Total sales by product line	$23.5	$21.9

Total gross premiums	$439.6	$475.0
End of period:
In-force face amount	$357,672.7	$473,115.3
In-force policy count	920,301	1,114,231
New business policy count (paid)	4,251	5,407

Effective October 1, 2015, we disposed of, via reinsurance, a block of in-force term life contracts ("Fourth Quarter 2015 Reinsurance Transaction"). Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from operating earnings before income taxes and from operating revenues, beginning in the fourth quarter of 2015, the revenues and expenses of this reinsured block of business are excluded from these metrics.

Individual Life - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $14.5 million from $222.4 million to $207.9 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction, lower prepayment fee income, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $1.9 million from $295.3 million to $297.2 million primarily due to an increase in the cost of insurance fees on the aging in-force universal life block partially offset by the net unfavorable impact of changes in intangible unlocking and amortization of unearned revenue.

Premiums decreased $32.1 million from $146.6 million to $114.5 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $31.8 million from $490.6 million to $458.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction. Excluding the impact of this transaction, interest credited increased driven by unfavorable mortality related to the aging of the block partially offset by favorable reserve developments.

Operating expenses decreased $6.7 million from $92.3 million to $85.6 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction and lower commissions in the current period. These decreases were partially offset by increased credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $4.0 million from $42.5 million to $38.5 million primarily due to the net impact of lower amortization and unfavorable unlocking on the universal life block driven by lower gross profits.
Operating earnings before income taxes

Operating earnings before income taxes decreased $2.3 million from $43.4 million to $41.1 million primarily due to an unfavorable change in mortality, net of reinsurance, driven by higher claims related to the aging of the block in addition to lower prepayment fee income and lower alternative investment income. These decreases were partially offset by favorable reserve developments, an increase in the cost of insurance fees on the aging in-force universal life blocks, the impact of the Fourth Quarter 2015 Reinsurance Transaction and lower commissions.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$25.4	$26.5
Fee income	15.8	15.8
Premiums	359.5	330.0
Other revenue	(1.0)	(1.4)
Total operating revenues	399.7	370.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	293.5	255.4
Operating expenses	79.7	70.3
Net amortization of DAC/VOBA	5.7	4.6
Total operating benefits and expenses	378.9	330.3
Operating earnings before income taxes	$20.8	$40.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(2.3)	$(0.7)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Sales by Product Line:
Group life	$42.9	$36.6
Group stop loss	172.3	203.0
Other group products	21.9	18.7
Total group products	237.1	258.3
Voluntary products	29.9	14.5
Total sales by product line	$267.0	$272.8

Total gross premiums and deposits	$410.1	$374.6
Total annualized in-force premiums	1,706.3	1,564.7

Loss Ratios:
Group life (interest adjusted)	84.5%	74.2%
Group stop loss	75.3%	70.4%

Employee Benefits - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating revenues
Net investment income and net realized gains (losses) decreased $1.1 million from $26.5 million to $25.4 million primarily driven by lower alternative investment income.

Premiums increased $29.5 million from $330.0 million to $359.5 million primarily due to favorable persistency on group stop loss, group life and voluntary product lines and increased block size due to sales.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $38.1 million from $255.4 million to $293.5 million primarily due to higher group stop loss and group life in-force and higher loss ratios due to favorable loss ratio experience in the prior period that did not reoccur.

Operating expenses increased $9.4 million from $70.3 million to $79.7 million primarily due to higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA increased $1.1 million from $4.6 million to $5.7 million primarily due to higher terminated cases in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $19.8 million from $40.6 million to $20.8 million primarily due to higher stop loss and group life loss ratios and increased expenses due to higher volumes partially offset by improved persistency and the growth of the block.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Interest expense	$(48.7)	$(48.0)
Amortization of intangibles	(9.1)	(9.2)
Strategic Investment Program	(33.3)	—
Other	18.1	9.0
Operating earnings before income taxes	$(73.0)	$(48.2)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $24.8 million from a loss of $48.2 million to a loss of $73.0 million primarily related to $33.3 million of expenses associated with our Strategic Investment Program partially offset by lower operating expenses and an insurance recovery.

Closed Block Other

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$12.7	$20.5
Fee income	—	—
Premiums	1.7	1.2
Other revenue	1.4	0.2
Total operating revenues	15.8	21.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	8.3	3.8
Operating expenses	3.7	4.3
Net amortization of DAC/VOBA	—	—
Interest expense	—	—
Total operating benefits and expenses	12.0	8.1
Operating earnings before income taxes	$3.8	$13.8
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

Closed Block Other - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $10.0 million from $13.8 million to $3.8 million primarily due to lower earnings resulting from declines in the block size of GICs and funding agreements as well as a decrease in earnings related to the Second Quarter 2015 Reinsurance Transaction, partially offset by an accrual release in the current period. The average block size of GICs and funding agreements, based on AUM, declined approximately 6% from $1.6 billion in the prior period to $1.5 billion in the current period, causing both Net investment income and Interest credited and other benefits to contract owners/policyholders to decrease.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Revenues:
Net investment income	$67.6	$50.9
Fee income	245.6	288.0
Premiums	107.2	89.2
Net realized capital gains (losses)	31.0	(166.2)
Other revenue	1.6	2.5
Total revenues	453.0	264.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	296.8	168.5
Operating expenses and interest expense	98.6	112.1
Net amortization of DAC/VOBA	11.6	13.2
Total benefits and expenses	407.0	293.8
Income (loss) before income taxes	$46.0	$(29.4)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(566.4)	$(305.1)
Gain (losses) related to Capital Hedge Overlay ("CHO") program	(17.4)	(2.3)
Gain (loss) due to nonperformance risk	421.2	56.0
Net investment gains (losses)	13.7	1.5
DAC/VOBA and other intangibles unlocking	(0.5)	0.3

The following table presents AUM for our CBVA segment as of the dates indicated:

	March 31,
($ in millions)	2016	2015
AUM:
General account	$3,642.0	$2,739.0
Separate account	34,209.4	40,228.7
Total AUM	$37,851.4	$42,967.7

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Balance as of beginning of period	$35,575.8	$41,132.0
Deposits	28.1	34.0
Surrenders, benefits and product charges	(885.3)	(1,229.5)
Net flows	(857.2)	(1,195.5)
Interest credited and investment performance	(70.7)	755.4
Balance as of end of period	$34,647.9	$40,691.9

End of period contracts in payout status	$3,203.5	$2,275.8
Total balance as of end of period(1)	$37,851.4	$42,967.7
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Income (loss) before income taxes increased $75.4 million from a loss of $29.4 million to a gain of $46.0 million. Changes in the fair value of guaranteed benefit reserves related to nonperformance risk improved $365.2 million, from gains of $56.0 million in the prior period to gains of $421.2 million in the current period.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $566.4 million in the current period compared to a loss of $305.1 million in the prior period. The $261.3 million unfavorable variance was primarily due to lower fund returns relative to market performance in the current period, the continued decline in interest rates, as well as higher market volatility. Equity market performance variances and movements in credit spreads, partially offset by higher market volatility also led to an unfavorable variance in our CHO program of $15.1 million, from a loss of $2.3 million to a loss of $17.4 million. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Lower Fee income was partially offset by lower Operating expenses as a result of continued run-off of the block, as well as higher Net investment income, primarily due to higher general account AUM. In addition, higher Premiums associated with the annuitization of life contingent contracts were offset by corresponding reserve increases in Interest credited to contract owners/policyholders.

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

The following table presents the investment income for the three months ended March 31, 2016 and 2015, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Retirement:
Alternative investment income	$(7.9)	$2.5
Average alternative investment	417.2	349.1
Annuities:
Alternative investment income	(4.9)	1.3
Average alternative investment	259.6	231.4
Investment Management:
Alternative investment income	(14.7)	6.1
Average alternative investment	185.5	148.3
Individual Life:
Alternative investment income	(2.7)	1.1
Average alternative investment	181.3	155.8
Employee Benefits:
Alternative investment income	(0.8)	0.2
Average alternative investment	41.1	34.7
Total Ongoing Business:
Alternative investment income	(31.0)	11.2
Average alternative investment	1,084.7	919.3
Corporate:(1)
Alternative investment income	—	2.8
Average alternative investment	—	109.8
Closed Block Other:(2)
Alternative investment income	(0.1)	0.2
Average alternative investment	8.3	23.4
Total Voya Financial, Inc.:
Alternative investment income	(31.1)	14.2
Average alternative investment	$1,093.0	$1,052.5
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

DAC/VOBA and Other Intangibles Unlocking

Changes in Operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles." For Individual Life, changes in Operating earnings before income taxes and net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and VUL secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for more information.

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Retirement	$1.8	$(4.2)
Annuities	8.0	9.5
Individual Life	(7.9)	0.1
Employee Benefits	(2.3)	(0.7)
Total DAC/VOBA and other intangibles unlocking(1)	$(0.4)	$4.7
(1)Includes unlocking related to cost of reinsurance and secondary and paid-up guarantees.

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended March 31,
($ in millions)	2016	2015
CBVA	$(0.5)	$0.3
Ongoing Business	28.5	8.6
Total DAC/VOBA and other intangibles unlocking	$28.0	$8.9

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2016	2015
Beginning cash and cash equivalents balance	$378.1	$682.1
Sources:
Proceeds from loans from subsidiaries, net of repayments	287.0	534.3
Dividends and returns of capital from subsidiaries	35.0	32.0
Total sources	322.0	566.3
Uses:
Payment of interest expense	49.7	49.8
Capital provided to subsidiaries	35.0	—
New issuances of loans to subsidiaries, net of repayments	65.2	14.4
Amounts paid to subsidiaries under tax sharing agreements, net	5.1	17.9
Payment of income taxes, net	67.2	68.6
Common stock acquired - Share repurchase	220.5	622.0
Share-based compensation	6.2	2.7
Dividends paid	2.0	2.4
Acquisition of short-term investments	—	212.0
Other, net	10.5	9.0
Total uses	461.4	998.8
Net (decrease) in cash and cash equivalents	(139.4)	(432.5)
Ending cash and cash equivalents balance	$238.7	$249.6

Share Repurchase Program and Dividends to Shareholders

On March 13, 2014, our Board of Directors authorized a share repurchase program, pursuant to which we may, from time to time, purchase shares of our common shares through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase transactions or tender offers. On February 4, 2016, our Board of Directors increased the amount of the Company’s common stock authorized for repurchase under the Company’s share repurchase program by an additional $700.0 million, for an aggregate authorization of $702.0 million as of such date. The additional share repurchase authorization expires on December 31, 2016 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.

During the three months ended March 31, 2016, we repurchased 7,578,370 shares of our common stock in open market repurchases for an aggregate purchase price of $220.3 million.

As of March 31, 2016, the remaining amount of our share repurchase authorization was $500.0 million.

The following table summarizes our return of capital to common shareholders:

	Three Months Ended March 31,
($ in millions)	2016	2015
Dividends to shareholders	$2.0	$2.4
Repurchase of common shares	220.3	630.9
Total cash returned to shareholders	$222.3	$633.3

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

As of March 31, 2016, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of March 31, 2016, Voya Financial, Inc. had three series of senior notes outstanding (collectively, the "Senior Notes"). The principal amounts outstanding of the Senior Notes were $850.0 million, $1.0 billion and $400.0 million, respectively. The Senior Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"). We may elect to redeem the Senior Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

Junior Subordinated Notes. As of March 31, 2016, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. During the three months ended March 31, 2016, Voya Holdings repurchased $4.8 million of the outstanding principal amount of 6.97% Debentures due August 15, 2036. In connection with this transaction, we incurred a loss on debt extinguishment of $1.7 million for the three months ended March 31, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of March 31, 2016, the outstanding principal amount of the Aetna Notes was $470.1 million, which is guaranteed by ING Group.

On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. During the three months ended March 31, 2016, we withdrew $4.8 million of collateral thereby reducing the remaining collateral balance to $72.2 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

We have a senior unsecured credit facility, with a revolving credit sublimit of $750.0 million and a total LOC capacity of $3.0 billion. The facility expires on February 14, 2018.

As of March 31, 2016, there were no amounts outstanding as revolving credit borrowings and $207.6 million of LOCs outstanding under the senior unsecured credit facility.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Security Life of Denver International ("SLDI"), our Arizona captive, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of March 31, 2016, there were no LOC requirements or LOCs issued, as the statutory reserves ceded to SLDI were fully supported by assets in trust.

In addition to the $1.8 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $73.1 million of LOCs were outstanding to support miscellaneous requirements. In total, $1.8 billion of credit facilities were utilized as of March 31, 2016. As of March 31, 2016, the capacity of our unsecured and uncommitted credit facilities totaled $1.7 million and the capacity of our unsecured and committed credit facilities totaled $5.4 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of March 31, 2016:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Estimated amount of Collateral Required	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	02/14/2018	$3,000.0	$207.6	$207.5	$2,792.4
	Individual Life					136.9	136.9
	Other					70.7	70.6
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	157.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2022	300.0	233.6	233.6	66.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/1/2025	425.0	232.0	232.0	193.0
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	336.0	336.0	229.0
Total					$5,646.7	$1,838.6	$1,838.5	$3,798.8

Total fees associated with credit facilities were $11.5 million and $25.3 million for the three months ended March 31, 2016 and 2015, respectively. The $13.8 million reduction in expenses associated with credit facilities is primarily attributed to the elimination of fees associated the Individual Reinsurance business upon the completion of the Hannover Note facility in September 2015 and a reduction in issue fees due to the ratings upgrades of Voya Financial, Inc. and its subsidiaries during the three months ended March 31, 2015.

Effective April 15, 2016, SLDI, Voya Financial, Inc. and Voya Holdings, Inc. entered into a $300.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with affiliated reinsurance treaties reinsured to SLDI.  Effective April 20, 2016, $176.9 million of letters of credit were issued under this facility.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of March 31, 2016. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc.	Credit Facility	XXX	02/14/2018	$136.9	$136.9	$136.9
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	232.0	232.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	336.0	336.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0	475.0
Total				$1,796.9	$1,374.9	$1,374.9

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.9 billion during the period 2020 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$157.0	$157.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—	—
Total				$675.0	$157.0	$157.0

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	XXX/AG38	10/29/2022	$300.0	$233.6	$233.6
Total				$300.0	$233.6	$233.6

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of March 31, 2016, such facilities provided for up to $2.0 billion of capacity, of which $1.0 billion was utilized.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Insurance Company ("SLD"), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America ("Hannover US") who is the claim paying party. The current amount of reserves outstanding as of March 31, 2016 is $24.9 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $470.1 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various additional obligations of its subsidiaries.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300.0 million letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

We did not recognize any asset or liability as of March 31, 2016 in relation to intercompany indemnifications and support agreements. As of March 31, 2016, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2016, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2016, Voya Financial, Inc. had $287.0 million outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $395.4 million to its subsidiaries as of March 31, 2016.

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

Additionally, ratings of the Aetna Notes, which are guaranteed by ING Group are influenced by ING Group’s ratings. A change in the credit ratings of ING Group could result in a change in the ratings of these securities, as occurred during April 2016.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bb+ (5 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR*	NR	NR	NR
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating (3)	NR	A+	Baa1 (4 of 9)	A- (3 of 9)
* "NR" indicates not rated.
(1) $850.0 million, $1.0 billion and $400.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) $470.1 million of our Aetna Notes guaranteed by ING Group.

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

Ratings actions, affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2015 through March 31, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On April 15, 2016, Fitch upgraded the ratings of the senior unsecured debt of Voya Holdings to A+ from A. The outlook is Stable. As Voya Holdings senior unsecured debt is guaranteed by ING Group, the upgrade is a result of Fitch upgrading, on April 14, 2016, the long-term issuer debt rating of ING Group to A+ from A, outlook Stable.

•
On April 8, 2016, Fitch affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating subsidiaries were also affirmed. All ratings were assigned a Stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of March 31, 2016, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of March 31, 2016, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOC, may also be used.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $24.9 million and $25.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of March 31, 2016 and December 31, 2015, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $20 million and $15 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities.

Based on the market value of our derivatives as of March 31, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $57.5 million and $30.0 million additional requirements, respectively.

The amount of collateral that would be required to be posted is also dependent on the fair value of our derivative positions. For additional information on our derivative positions, see the Derivative Financial Instruments in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. As a result of the extraordinary dividend it paid in 2015, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings without domiciliary insurance regulatory approval which can be granted or withheld at the discretion of the regulator.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On May 3, 2016, Voya Financial, Inc.'s principal insurance subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $274.0 million, payable on or after May 23, 2016.

Additionally, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Colorado, Connecticut and Iowa are planning to pay ordinary dividends in the aggregate amount of $431.0 million, with $54.0 million of ordinary dividends to be paid by our

Colorado insurance subsidiary on or after August 1, 2016, $373.0 million of ordinary dividends to be paid by our Iowa insurance subsidiary on or after June 27, 2016 and $4.0 million of ordinary dividends to be paid by our Connecticut insurance subsidiary on or after December 24, 2016.

Off-Balance Sheet Arrangements

The Company has obligations for the return of non-cash collateral under a recent amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on the Company’s Condensed Consolidated Balance Sheets. For information regarding obligations under this new program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Except for this item, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

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

Our effective tax rate for the three months ended March 31, 2016 was 20.3%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2016 primarily due to the effect of the DRD.

Our effective tax rate for the three months ended March 31, 2015 was 17.5%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2015 primarily due to the effect of the DRD.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2016		December 31, 2015
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,248.8	74.4%	$67,733.4	76.5%
Fixed maturities, at fair value using the fair value option	3,778.1	4.1%	3,226.6	3.6%
Equity securities, available-for-sale	270.7	0.3%	331.7	0.4%
Short-term investments(1)	1,360.2	1.5%	1,496.7	1.7%
Mortgage loans on real estate	11,065.9	11.8%	10,447.5	11.8%
Policy loans	2,009.4	2.2%	2,002.7	2.3%
Limited partnerships/corporations	560.1	0.6%	510.6	0.6%
Derivatives	2,484.2	2.7%	1,538.5	1.7%
Other investments	89.9	0.1%	91.6	0.1%
Securities pledged	2,120.4	2.3%	1,112.6	1.3%
Total investments	$92,987.7	100.0%	$88,491.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,345.9	4.7%	$4,049.7	5.4%
U.S. Government agencies and authorities	310.5	0.4%	370.9	0.5%
State, municipalities and political subdivisions	1,497.0	2.1%	1,558.9	2.1%
U.S. corporate public securities	32,617.4	46.2%	34,744.8	46.1%
U.S. corporate private securities	6,420.2	9.1%	6,688.8	8.9%
Foreign corporate public securities and foreign governments(1)	8,034.9	11.4%	8,179.2	10.9%
Foreign corporate private securities(1)	7,325.2	10.4%	7,669.1	10.2%
Residential mortgage-backed securities	5,920.3	8.4%	6,521.8	8.7%
Commercial mortgage-backed securities	3,995.7	5.7%	4,191.0	5.6%
Other asset-backed securities	1,135.3	1.6%	1,173.1	1.6%
Total fixed maturities, including securities pledged	$70,602.4	100.0%	$75,147.3	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,136.4	4.5%	$3,649.0	5.1%
U.S. Government agencies and authorities	309.8	0.4%	352.6	0.5%
State, municipalities and political subdivisions	1,337.8	1.9%	1,346.2	1.9%
U.S. corporate public securities	32,794.3	47.0%	33,616.0	46.6%
U.S. corporate private securities	6,527.5	9.3%	6,641.1	9.2%
Foreign corporate public securities and foreign governments(1)	8,129.1	11.6%	8,023.6	11.1%
Foreign corporate private securities(1)	7,252.5	10.4%	7,348.6	10.2%
Residential mortgage-backed securities	5,302.0	7.6%	5,860.5	8.1%
Commercial mortgage-backed securities	3,967.8	5.7%	4,092.6	5.7%
Other asset-backed securities	1,097.8	1.6%	1,142.4	1.6%
Total fixed maturities, including securities pledged	$69,855.0	100.0%	$72,072.6	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.0 and 7.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$4,049.7	$—	$—	$—	$—	$—	$4,049.7
U.S. Government agencies and authorities	370.9	—	—	—	—	—	370.9
State, municipalities and political subdivisions	1,497.4	59.2	1.0	—	0.1	1.2	1,558.9
U.S. corporate public securities	18,372.5	14,650.7	1,391.3	302.8	10.0	17.5	34,744.8
U.S. corporate private securities	3,285.4	3,038.8	263.0	92.2	4.8	4.6	6,688.8
Foreign corporate public securities and foreign governments(1)	3,897.2	3,512.3	622.0	145.9	—	1.8	8,179.2
Foreign corporate private securities(1)	907.1	6,416.2	317.1	27.0	—	1.7	7,669.1
Residential mortgage-backed securities	6,209.6	84.0	8.8	16.8	50.4	152.2	6,521.8
Commercial mortgage-backed securities	4,188.2	—	—	2.8	—	—	4,191.0
Other asset-backed securities	1,065.3	23.1	26.8	26.1	15.9	15.9	1,173.1
Total fixed maturities	$43,843.3	$27,784.3	$2,630.0	$613.6	$81.2	$194.9	$75,147.3
% of Fair Value	58.3%	37.0%	3.5%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	352.6	—	—	—	—	—	352.6
State, municipalities and political subdivisions	1,294.2	49.8	1.0	—	0.1	1.1	1,346.2
U.S. corporate public securities	17,129.2	14,823.5	1,382.8	260.1	—	20.4	33,616.0
U.S. corporate private securities	3,179.0	3,148.7	247.8	60.8	4.8	—	6,641.1
Foreign corporate public securities and foreign governments(1)	4,018.2	3,355.2	620.3	25.5	2.6	1.8	8,023.6
Foreign corporate private securities(1)	904.6	6,116.8	290.5	35.0	—	1.7	7,348.6
Residential mortgage-backed securities	5,626.5	31.1	9.2	17.2	35.3	141.2	5,860.5
Commercial mortgage-backed securities	4,084.0	4.0	1.3	3.3	—	—	4,092.6
Other asset-backed securities	1,078.1	24.8	18.8	19.1	1.2	0.4	1,142.4
Total fixed maturities	$41,315.4	$27,553.9	$2,571.7	$421.0	$44.0	$166.6	$72,072.6
% of Fair Value	57.3%	38.2%	3.6%	0.6%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$4,049.7	$—	$—	$—	$—	$4,049.7
U.S. Government agencies and authorities	367.7	3.2	—	—	—	370.9
State, municipalities and political subdivisions	166.1	969.0	362.4	59.2	2.2	1,558.9
U.S. corporate public securities	700.9	2,186.6	15,433.4	14,665.6	1,758.3	34,744.8
U.S. corporate private securities	220.1	192.3	2,591.4	3,364.5	320.5	6,688.8
Foreign corporate public securities and foreign governments(1)	123.3	942.8	2,843.5	3,499.9	769.7	8,179.2
Foreign corporate private securities(1)	—	21.9	1,206.4	6,156.3	284.5	7,669.1
Residential mortgage-backed securities	5,398.1	7.6	14.3	57.9	1,043.9	6,521.8
Commercial mortgage-backed securities	2,836.0	335.7	360.2	241.2	417.9	4,191.0
Other asset-backed securities	637.6	8.2	27.8	83.5	416.0	1,173.1
Total fixed maturities	$14,499.5	$4,667.3	$22,839.4	$28,128.1	$5,013.0	$75,147.3
% of Fair Value	19.3%	6.2%	30.4%	37.4%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	349.4	3.2	—	—	—	352.6
State, municipalities and political subdivisions	163.3	832.7	298.2	49.8	2.2	1,346.2
U.S. corporate public securities	585.1	1,984.1	14,507.2	14,839.6	1,700.0	33,616.0
U.S. corporate private securities	297.7	226.3	2,479.1	3,397.4	240.6	6,641.1
Foreign corporate public securities and foreign governments(1)	121.5	1,201.0	2,709.1	3,341.8	650.2	8,023.6
Foreign corporate private securities(1)	—	21.8	1,144.0	5,895.8	287.0	7,348.6
Residential mortgage-backed securities	4,902.7	20.7	16.0	61.8	859.3	5,860.5
Commercial mortgage-backed securities	2,516.0	423.7	331.8	339.0	482.1	4,092.6
Other asset-backed securities	616.5	9.2	28.9	88.4	399.4	1,142.4
Total fixed maturities	$13,201.2	$4,722.7	$21,514.3	$28,013.6	$4,620.8	$72,072.6
% of Fair Value	18.3%	6.6%	29.9%	38.8%	6.4%	100.0%
(1)Primarily U.S. dollar denominated.
Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $753.4 million from $1,578.1 million to $824.7 million for the three months ended March 31, 2016. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of March 31, 2016 and December 31, 2015, we held seven and nineteen fixed maturities with unrealized capital losses in excess of $10.0 million. As of March 31, 2016 and December 31, 2015, the unrealized capital losses on these fixed maturities equaled $98.2 million or 11.9% and $239.0 million or 15.1% of the total unrealized losses, respectively.

As of March 31, 2016 we held $6.9 billion of energy sector fixed maturity securities, constituting 9.2% of the total fixed maturities portfolio, with gross unrealized capital losses of $428.7 million, including six energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturity securities equaled $87.4 million. As of March 31, 2016, our fixed maturity exposure to the energy sector is comprised of 88.5% investment grade securities.

As of December 31, 2015, we held $7.3 billion of energy sector fixed maturity securities, constituting 10.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $668.1 million including thirteen energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturity securities equaled $163.7 million. As of December 31, 2015, our fixed maturity exposure to the energy sector is comprised of 92.0% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	March 31, 2016			December 31, 2015
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,355.2	$2,318.9	33.7%	$2,675.9	$2,511.6	34.3%
Integrated Energy	1,604.6	1,603.7	23.3%	1,735.5	1,687.5	23.0%
Independent Energy	1,582.0	1,496.5	21.8%	1,749.0	1,586.6	21.6%
Oil Field Services	1,167.4	1,058.5	15.4%	1,301.6	1,144.4	15.6%
Refining	393.7	399.4	5.8%	409.5	401.2	5.5%
Total	$7,102.9	$6,877.0	100.0%	$7,871.5	$7,331.3	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2016			December 31, 2015
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,338.9	$3,801.1	93.7%	$2,930.4	$3,365.3	94.6%
2	50.4	52.4	1.3%	0.9	1.0	—%
3	0.7	4.4	0.1%	0.7	4.4	0.1%
4	6.0	8.6	0.2%	6.4	8.9	0.3%
5	25.8	35.3	0.9%	24.7	34.9	1.0%
6	91.5	152.2	3.8%	85.3	141.2	4.0%
	$3,513.3	$4,054.0	100.0%	$3,048.4	$3,555.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2016			December 31, 2015
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$26,794.5	$471.1	$421.6	$28,784.5	$352.5	$224.6

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2016			December 31, 2015
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$814.7	$1,117.1	27.6%	$833.8	$1,116.5	31.4%
Interest Only (IO)	279.4	294.4	7.3%	264.6	283.4	8.0%
Inverse IO	1,666.1	1,865.4	45.9%	1,471.3	1,664.3	46.8%
Principal Only (PO)	473.7	487.7	12.0%	446.8	458.2	12.9%
Floater	26.8	27.5	0.7%	28.1	28.4	0.8%
Other	252.6	261.9	6.5%	3.8	4.9	0.1%
Total	$3,513.3	$4,054.0	100.0%	$3,048.4	$3,555.7	100.0%

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

During the three months ended March 31, 2016, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities.  Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Net investment income (loss)	$188.2	$187.2
Net realized capital gains (losses)(1)	(127.9)	(81.2)
Total income (pre-tax)	$60.3	$106.0
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2016	2015
Operating earnings before income taxes	$88.0	$69.0
Realized gains/losses including OTTI	8.0	(0.5)
Fair value adjustments	(35.7)	37.5
Non-operating income	(27.7)	37.0
Income (loss) before income taxes	$60.3	$106.0

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in recent years, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $437.6 million, $414.8 million and $14.7 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $461.2 million, $428.6 million and $13.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $304.3 million, $260.8 million and $6.6 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $332.0 million, $283.3 million and $4.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In 2015 and the first quarter of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures at multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period.  In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the quarter.  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first quarter of 2016 was volatile, reflecting the weak liquidity situation that evolved during the quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of March 31, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $725.4 million, $711.6 million and $2.4 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $702.8 million, $691.4 million and $2.1 million, respectively.

As of March 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 51.3%, 3.5% and 23.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.1%, 1.4% and 17.3%, respectively, of total Other ABS, excluding subprime exposure.

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

As of March 31, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.2% and 60.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three months ended March 31, 2016, we recorded $1.7 million of credit related OTTI of which the primary contributor was $0.7 million of write-downs recorded in the RMBS sector on securities collateralized by Alt-A residential mortgages. During the three months ended March 31, 2016, we recorded $9.1 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments (excluding Consolidated Investment Entities)

Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

See Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q for further information.

Invested Asset and Credit Hedging

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of March 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$187.0	(1)	$187.0	(1)	$166.4
Italy	—	—	300.4		300.4		282.6
Portugal	—	—	10.2		10.2		8.4
Spain	—	—	166.7		166.7		147.1
Total Peripheral Europe	—	—	664.3		664.3		604.5
Russian Federation	51.1	5.1	83.9		140.1		130.1
Total	$51.1	$5.1	$748.2		$804.4		$734.6
(1) Includes $1.2 million derivative assets.

We did not have any exposure to Greece. Among the remaining $8,328.2 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2016 our sovereign exposure was $248.2 million, which consisted of fixed maturities. We also had $1,060.0 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $292.1 million and the United Kingdom of $348.1 million. The balance of $7,020.0 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,446.2 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,092.9 million, in Belgium of $484.8 million, in France of $636.8 million, in Germany of $770.7 million and in Switzerland of $954.2 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach.

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $648.1 million and $722.8 million as of March 31, 2016 and December 31, 2015, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Through our investments, we are not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. We, through our investments or other arrangements, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. Refer to the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Legislative and Regulatory Developments

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to modify our sales and compensation practices. While it is too early to predict what impact this rule will have on us, we expect the impact on most of our businesses to be relatively limited, with more substantial impact expected in our retail annuities and wealth management businesses. See “Risk Factors-Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.”

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that our consolidated financial position and results of operations will be affected by fluctuations in the value of financial instruments. We have significant holdings in financial instruments and are naturally exposed to a variety of market risks. The main market risks we are exposed to include interest rate risk, equity market price risk and credit risk. We do not have material market risk exposure to "trading" activities in our Condensed Consolidated Financial Statements. For further details on the Company’s interest rate risk, equity market price risk and credit risk, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. in our Annual Report on Form 10-K.

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2016. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$75,147.3	$(5,337.5)	$5,833.0
Commercial mortgage and other loans	—	11,507.9	(624.7)	672.2
Derivatives:
Interest rate swaps, caps, forwards	69,047.0	1,184.9	(648.4)	820.6
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	57,860.7	(3,893.7)	4,823.2
Funding agreements with fixed maturities and GICs	—	1,400.2	(37.1)	38.4
Supplementary contracts and immediate annuities	—	3,314.4	(190.0)	213.4
Long-term debt	—	3,731.9	(212.5)	238.3
Embedded derivatives on reinsurance	—	101.8	(131.1)	152.4
Guaranteed benefit derivatives(3):
FIA	—	1,686.6	142.3	(123.5)
IUL	—	48.0	3.3	(3.2)
GMAB / GMWB / GMWBL	—	2,109.4	(734.2)	934.5
Stabilizer and MCGs	—	226.0	(120.1)	171.4

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2016, and the respective guranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$1,953.9	$1,253.0	$1,099.6	$900.1	$735.7	$947.7	$6,890.0
1.01% - 2.00%	1,845.3	417.3	424.7	99.7	30.5	73.7	2,891.2
2.01% - 3.00%	17,476.9	647.7	497.5	183.9	31.7	101.6	18,939.3
3.01% - 4.00%	12,309.1	583.7	705.9	0.9	—	0.1	13,599.7
4.01% and Above	3,347.1	113.0	0.5	0.6	—	0.1	3,461.3
Renewable beyond 12 months (MYGA) (2)	1,769.2	—	—	—	—	—	1,769.2
Total discretionary rate setting products	$38,701.5	$3,014.7	$2,728.2	$1,185.2	$797.9	$1,123.2	$47,550.7
Percentage of Total	81.4%	6.3%	5.7%	2.5%	1.7%	2.4%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2017 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2016. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$270.7	$22.6	$(22.6)
Limited liability partnerships/corporations	—	560.1	34.0	(34.0)
Derivatives:
Equity futures and total return swaps(2)	10,804.1	(42.5)	(842.6)	851.9
Equity options	16,474.6	291.9	163.5	(57.8)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,686.6	144.8	(88.8)
IUL	—	48.0	28.4	(20.3)
GMAB / GMWB/ GMWBL	—	2,109.4	(241.8)	283.6
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of March 31, 2016:

	As of March 31, 2016
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$34,598	$6,754	$6,256	57%		27%
Living Benefit
GMIB	$11,275	$3,527	$3,527	88%		26%
GMWBL	13,883	3,014	3,014	73%		23%
GMAB/GMWB	604	19	19	15%		19%
Living Benefit Total	$25,762	$6,560	$6,560	79%	(4)	25%	(5)
(1) Account value excludes $3.3 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2015 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2015 was 22%.

As of the date indicated above, compared to $6.6 billion of NAR, we held gross statutory reserves before reinsurance of $4.8 billion for living benefit guarantees; of this amount, $4.7 billion was ceded to Security Life of Denver International Limited, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3.6 billion as of March 31, 2016.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2015.

Variable Annuity Hedge Program

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our Capital Hedge Overlay ("CHO") program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging we had in place as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to our Arizona captive at the close of business on March 31, 2016 in light of our determination of risk tolerance and available collateral at that time, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in our Arizona captive even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets.

	As of March 31, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,550)	$(2,050)	$(650)	$650	$1,800	$2,750	$(1,100)	$800
Hedge gain/(loss) immediate impact	2,800	1,550	450	(450)	(1,150)	(1,750)	850	(650)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	600	(600)
Increase/(decrease) in LOCs	750	500	200	—	—	—	—	400
Net impact	$—	$—	$—	$200	$650	$1,000	$350	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2016 and give effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to our Arizona captive from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company ("VIAC"), a wholly-owned subsidiary of the Company, there was approximately no change in our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) for the three months ended March 31, 2016. In addition, there was approximately no equity market change in AG43 reserves in excess of reserves for cash surrender value for the three months ended March 31, 2016. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge programs may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our CHO program and the Variable Annuity Guarantee Hedge Program for various shocks in both equity markets and interest rates. This reflects the hedging we had in place at the close of business on March 31, 2016 in light of our determination of risk tolerance at that time, which, as noted above, we assess periodically.

	As of March 31, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$750	$400	$100	$(100)	$(250)	$(350)	$(400)	$300

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following March 31, 2016 and give effect to dynamic rebalancing over the course of the shock events. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report on Form 10-K") filed with the SEC . In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q .

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Changes to federal regulations could adversely affect our distribution model by restricting our ability, and our distributors’ ability, to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. As a consequence, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard when the rule begins to apply in April 2017. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide. See Part I, Item 1. Business-Regulation-Employee Retirement Income Security Act Considerations, of our Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2016 - January 31, 2016	568,900	$32.15	568,900	$2.0
February 1, 2016 - February 29, 2016	4,927,140	28.07	4,927,140	563.7	(1)
March 1, 2016 - March 31, 2016	2,082,330	30.59	2,082,330	500.0
Total	7,578,370	$29.07	7,578,370	N/A
(1) On February 4, 2016, the Company's Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $700.0 million. The current share repurchase authorization expires on December 31, 2016 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Company's Board of Directors at any time.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended March 31, 2016, there were 198,467 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 148 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2016	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Form of Voya Financial, Inc. Severance Plan for Senior Managers
10.2+	Form of 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.3+	Form of Chief Executive Officer 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

