Form 10-Q
period 2016-06-30
Voya Financial, Inc.
filed 2016-08-04
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2016, 200,231,021 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2016

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-35897) (the "Annual Report on Form 10-K") and “Risk Factors,” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-35897).
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $64,679.1 as of 2016 and $65,546.3 as of 2015)	$71,015.5	$67,733.4
Fixed maturities, at fair value using the fair value option	3,985.3	3,226.6
Equity securities, available-for-sale, at fair value (cost of $240.1 as of 2016 and $300.4 as of 2015)	276.1	331.7
Short-term investments	1,280.2	1,496.7
Mortgage loans on real estate, net of valuation allowance of $2.8 as of 2016 and $3.2 as of 2015	11,209.4	10,447.5
Policy loans	1,998.5	2,002.7
Limited partnerships/corporations	633.6	510.6
Derivatives	2,948.6	1,538.5
Other investments	89.7	91.6
Securities pledged (amortized cost of $1,874.1 as of 2016 and $1,082.1 as of 2015)	2,202.3	1,112.6
Total investments	95,639.2	88,491.9
Cash and cash equivalents	3,799.7	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	1,325.7	660.0
Accrued investment income	893.7	899.0
Reinsurance recoverable	7,473.1	7,653.7
Deferred policy acquisition costs and Value of business acquired	4,263.8	5,370.1
Sales inducements to contract holders	201.8	263.3
Current income taxes	59.5	—
Deferred income taxes	999.8	2,214.8
Goodwill and other intangible assets	239.5	250.8
Other assets	951.8	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	2,227.3	4,973.7
Cash and cash equivalents	177.6	467.6
Corporate loans, at fair value using the fair value option	2,487.6	6,882.5
Other assets	18.0	154.3
Assets held in separate accounts	96,307.3	96,514.8
Total assets	$217,065.4	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	June 30, 2016	December 31, 2015
Liabilities and Shareholders' Equity:
Future policy benefits	$21,202.9	$19,508.0
Contract owner account balances	69,419.8	68,664.1
Payables under securities loan agreement, including collateral held	3,012.3	1,485.0
Long-term debt	3,547.5	3,459.8
Funds held under reinsurance agreements	802.0	702.4
Derivatives	1,218.0	487.5
Pension and other postretirement provisions	655.5	687.4
Current income taxes	—	70.0
Other liabilities	1,243.2	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	2,587.3	6,956.2
Other liabilities	704.0	1,951.6
Liabilities related to separate accounts	96,307.3	96,514.8
Total liabilities	200,699.8	201,947.7

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 267,973,600 and 265,327,196 shares issued as of 2016 and 2015, respectively; 200,228,837 and 209,095,793 shares outstanding as of 2016 and 2015, respectively)	2.7	2.7
Treasury stock (at cost; 67,744,763 and 56,231,403 shares as of 2016 and 2015, respectively)	(2,645.8)	(2,302.3)
Additional paid-in capital	23,604.5	23,716.8
Accumulated other comprehensive income (loss)	3,439.7	1,424.9
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	9.0
Unappropriated	(9,062.2)	(9,415.3)
Total Voya Financial, Inc. shareholders' equity	15,338.9	13,435.8
Noncontrolling interest	1,026.7	2,840.0
Total shareholders' equity	16,365.6	16,275.8
Total liabilities and shareholders' equity	$217,065.4	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$1,175.2	$1,108.2	$2,269.3	$2,256.2
Fee income	826.7	872.4	1,652.5	1,772.2
Premiums	711.6	667.2	1,678.4	1,276.0
Net realized capital gains (losses):
Total other-than-temporary impairments	(3.3)	(8.0)	(13.2)	(10.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.9	0.4	1.8	2.7
Net other-than-temporary impairments recognized in earnings	(4.2)	(8.4)	(15.0)	(13.3)
Other net realized capital gains (losses)	(97.1)	8.1	(75.6)	(246.5)
Total net realized capital gains (losses)	(101.3)	(0.3)	(90.6)	(259.8)
Other revenue	84.6	105.9	167.4	208.6
Income (loss) related to consolidated investment entities:
Net investment income	(0.8)	257.0	28.3	353.9
Changes in fair value related to collateralized loan obligations	—	(42.3)	—	(34.6)
Total revenues	2,696.0	2,968.1	5,705.3	5,572.5
Benefits and expenses:
Policyholder benefits	1,052.0	958.8	2,432.8	1,845.8
Interest credited to contract owner account balances	497.7	490.2	992.6	974.9
Operating expenses	716.4	745.2	1,436.6	1,487.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	98.0	153.1	200.5	271.2
Interest expense	149.7	56.6	197.4	104.0
Operating expenses related to consolidated investment entities:
Interest expense	27.7	74.7	48.7	137.2
Other expense	1.4	3.3	2.3	4.5
Total benefits and expenses	2,542.9	2,481.9	5,310.9	4,825.0
Income (loss) before income taxes	153.1	486.2	394.4	747.5
Income tax expense (benefit)	17.1	119.1	66.1	164.7
Net income (loss)	136.0	367.1	328.3	582.8
Less: Net income (loss) attributable to noncontrolling interest	(25.5)	81.9	(24.8)	108.0
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$161.5	$285.2	$353.1	$474.8
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.80	$1.25	$1.73	$2.03
Diluted	$0.79	$1.24	$1.71	$2.02
Cash dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$136.0	$367.1	$328.3	$582.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,479.4	(2,184.1)	3,092.3	(1,529.7)
Other-than-temporary impairments	3.2	3.7	6.3	9.4
Pension and other postretirement benefits liability	(3.5)	(3.5)	(6.9)	(6.9)
Other comprehensive income (loss), before tax	1,479.1	(2,183.9)	3,091.7	(1,527.2)
Income tax expense (benefit) related to items of other comprehensive income (loss)	515.6	(761.9)	1,076.9	(532.7)
Other comprehensive income (loss), after tax	963.5	(1,422.0)	2,014.8	(994.5)
Comprehensive income (loss)	1,099.5	(1,054.9)	2,343.1	(411.7)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(25.5)	81.9	(24.8)	108.0
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,125.0	$(1,136.8)	$2,367.9	$(519.7)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2016 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2016 - As previously filed	$2.7	$(2,302.3)	$23,716.8	$1,424.9	$9.0	$(9,415.3)	$13,435.8	$2,840.0	$16,275.8
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-2	—	—	—	—	8.8	—	8.8	(1,601.0)	(1,592.2)
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.8)	—	(17.8)	—	(17.8)
Balance as of January 1, 2016 - As adjusted	2.7	(2,302.3)	23,716.8	1,424.9	—	(9,415.3)	13,426.8	1,239.0	14,665.8
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	353.1	353.1	(24.8)	328.3
Other comprehensive income (loss), after tax	—	—	—	2,014.8	—	—	2,014.8	—	2,014.8
Total comprehensive income (loss)							2,367.9	(24.8)	2,343.1
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	—
Common stock acquired - Share repurchase	—	(337.2)	(150.0)	—	—	—	(487.2)	—	(487.2)
Dividends on common stock	—	—	(4.1)	—	—	—	(4.1)	—	(4.1)
Share-based compensation	—	(6.3)	41.8	—	—	—	35.5	—	35.5
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(187.5)	(187.5)
Balance as of June 30, 2016	$2.7	$(2,645.8)	$23,604.5	$3,439.7	$—	$(9,062.2)	$15,338.9	$1,026.7	$16,365.6

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$1,658.7	$1,483.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	6,700.8	5,164.6
Equity securities, available-for-sale	81.5	30.8
Mortgage loans on real estate	685.8	547.7
Limited partnerships/corporations	132.7	104.0
Acquisition of:
Fixed maturities	(7,396.0)	(5,552.7)
Equity securities, available-for-sale	(35.1)	(38.0)
Mortgage loans on real estate	(1,447.2)	(1,119.5)
Limited partnerships/corporations	(166.8)	(207.4)
Short-term investments, net	216.6	646.9
Policy loans, net	4.2	69.9
Derivatives, net	(494.2)	(170.7)
Other investments, net	2.2	17.0
Sales from consolidated investment entities	903.6	2,440.0
Purchases within consolidated investment entities	(603.2)	(3,539.7)
Collateral received (delivered), net	861.2	(45.7)
Purchases of fixed assets, net	(36.3)	(24.0)
Net cash used in investing activities	(590.2)	(1,676.8)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,190.4	3,628.0
Maturities and withdrawals from investment contracts	(3,318.4)	(3,367.2)
Proceeds from issuance of debt with maturities of more than three months	798.2	—
Repayment of debt with maturities of more than three months	(708.3)	(30.6)
Debt issuance costs	(14.4)	(6.8)
Borrowings of consolidated investment entities	43.0	832.8
Repayments of borrowings of consolidated investment entities	(296.4)	(404.6)
Contributions from (distributions to) participants in consolidated investment entities	17.6	255.0
Excess tax benefits on share-based compensation	4.4	1.5
Share-based compensation	(6.3)	(4.4)
Common stock acquired - Share repurchase	(487.2)	(740.8)
Dividends paid	(4.1)	(4.7)
Net cash provided by financing activities	218.5	158.2
Net increase (decrease) in cash and cash equivalents	1,287.0	(35.4)
Cash and cash equivalents, beginning of period	2,512.7	2,530.9
Cash and cash equivalents, end of period	$3,799.7	$2,495.5
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$7,497.2	$—
Decrease of liabilities due to deconsolidation of consolidated investment entities	5,905.0	—
Decrease of equity due to deconsolidation of consolidated investment entities	1,592.2	—
Elimination of appropriated retained earnings	17.8	—

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2016, its results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its changes in shareholders' equity and statements of cash flows for the six months ended June 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2016, certain internal investment management costs were reclassified within the Condensed Consolidated Statements of Operations in the amount of $25.8 and $52.4 from Operating expenses to Net investment income for the three and six months ended June 30, 2015, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Significant Accounting Policy
Consolidation and Noncontrolling Interests

As of January 1, 2016, the Company changed its method for determining whether consolidation is required for VIEs and VOEs upon the adoption of Accounting Standards Update ("ASU") 2015-02, "Consolidation (Accounting Standards Codification ("ASC") Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") (See the "Adoption of New Pronouncements" section below.)

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. The impact to the Company’s January 1, 2016 Condensed Consolidated Balance Sheet was the deconsolidation of $7.5 billion of assets (comprised of $2.5 billion of Limited partnerships/corporations, at fair value, $0.3 billion of Cash and cash equivalents, $4.6 billion of Corporate loans, at fair value using the fair value option, and $0.1 billion of Other assets related to consolidated investment entities) and $5.9 billion of liabilities (comprised of $4.6 billion of Collateralized loan obligations notes, at fair value using the fair value option, and $1.3 billion of Other liabilities related to consolidated investment entities), with a related adjustment to Noncontrolling interest of $1.6 billion and elimination of $8.8 appropriated retained earnings related to consolidated investment entities.

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

The Company adopted the provisions of ASU 2014-13 on January 1, 2016, using the measurement alternative under the modified retrospective method. Subsequent to the adoption of ASU 2014-13, the impact to the Company’s January 1, 2016 Condensed Consolidated Balance Sheet was an increase of $17.8 in Collateralized loan obligations notes, at fair value using the fair value option, related to consolidated investment entities, with an offsetting decrease to appropriated retained earnings of $17.8, resulting in the elimination of appropriated retained earnings related to consolidated investment entities. As a result of adoption of ASU 2014-13, CLO liabilities are measured based on the fair value of the assets of the CLOs; therefore, the changes in fair value related to consolidated CLOs is zero. The changes in fair value of the Company’s interest in the CLOs are presented in Net investment income on the Condensed Consolidated Statements of Operations.

Future Adoption of Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which:

•	Introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments,

•	Modifies the impairment model for available-for-sale debt securities, and

•	Provides a simplified accounting model for purchased financial assets with credit deterioration since their origination.

The provisions of ASU 2016-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. Initial adoption of ASU 2016-13 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-13.

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

Financial Instruments - Recognition and Measurement
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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-01.

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

During 2016, the FASB issued the following amendments to clarify the provisions and implementation guidance of ASU 2014-09:

•	ASU 2016-08, “Principal versus Agent Considerations”

•	ASU 2016-10, “Identifying Performance Obligations and Licensing”

•	ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”

In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which is January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-09 and its amendments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)
Fixed maturities:
U.S. Treasuries	$3,134.6	$856.0	$—	$—	$3,990.6	$—
U.S. Government agencies and authorities	316.8	71.8	0.3	—	388.3	—
State, municipalities and political subdivisions	1,768.1	139.3	1.4	—	1,906.0	—
U.S. corporate public securities	32,156.5	3,454.5	115.3	—	35,495.7	8.6
U.S. corporate private securities	6,751.2	488.8	58.8	—	7,181.2	—
Foreign corporate public securities and foreign governments(1)	7,750.3	573.8	134.8	—	8,189.3	—
Foreign corporate private securities(1)	7,225.1	504.4	28.3	—	7,701.2	—

Residential mortgage-backed securities:
Agency	5,452.5	402.7	11.0	60.5	5,904.7	—
Non-Agency	1,083.5	142.2	11.9	37.2	1,251.0	41.4
Total Residential mortgage-backed securities	6,536.0	544.9	22.9	97.7	7,155.7	41.4
Commercial mortgage-backed securities	3,823.1	258.5	3.8	—	4,077.8	6.7
Other asset-backed securities	1,076.8	52.4	11.9	—	1,117.3	4.2

Total fixed maturities, including securities pledged	70,538.5	6,944.4	377.5	97.7	77,203.1	60.9
Less: Securities pledged	1,874.1	339.1	10.9	—	2,202.3	—
Total fixed maturities	68,664.4	6,605.3	366.6	97.7	75,000.8	60.9

Equity securities:
Common stock	149.7	0.5	0.3	—	149.9	—
Preferred stock	90.4	35.8	—	—	126.2	—
Total equity securities	240.1	36.3	0.3	—	276.1	—

Total fixed maturities and equity securities investments	$68,904.5	$6,641.6	$366.9	$97.7	$75,276.9	$60.9
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,909.4	$1,931.5
After one year through five years	13,743.0	14,572.6
After five years through ten years	18,816.8	19,955.8
After ten years	24,633.4	28,392.4
Mortgage-backed securities	10,359.1	11,233.5
Other asset-backed securities	1,076.8	1,117.3
Fixed maturities, including securities pledged	$70,538.5	$77,203.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2016
Communications	$3,821.4	$477.6	$13.3	$4,285.7
Financial	7,835.6	724.7	30.8	8,529.5
Industrial and other companies	25,337.1	2,231.9	84.2	27,484.8
Energy	6,437.2	435.3	169.5	6,703.0
Utilities	7,772.9	903.1	27.4	8,648.6
Transportation	1,718.3	182.9	4.7	1,896.5
Total	$52,922.5	$4,955.5	$329.9	$57,548.1

December 31, 2015
Communications	$3,956.0	$251.0	$73.0	$4,134.0
Financial	7,937.8	473.0	53.2	8,357.6
Industrial and other companies	24,762.3	1,020.4	542.0	25,240.7
Energy	7,871.5	127.9	668.1	7,331.3
Utilities	7,540.3	457.4	89.8	7,907.9
Transportation	1,705.3	70.5	40.2	1,735.6
Total	$53,773.2	$2,400.2	$1,466.3	$54,707.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2016 and December 31, 2015, approximately 47.5% and 49.3%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2016 and December 31, 2015, the fair value of loaned securities was $1,347.0 and $466.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $557.4 and $484.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, liabilities to return collateral of $557.4 and $484.4, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $840.7. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$576.7	$—
U.S. corporate public securities	490.3	265.4
Foreign corporate public securities and foreign governments	331.1	219.0
Payables under securities loan agreements	$1,398.1	$484.4
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $557.4 and $840.7, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2016:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$—	$—		$—	$—		$—	$—	$—	$—
U.S. Government agencies and authorities	—	—		50.8	0.3		—	—	50.8	0.3
State, municipalities and political subdivisions	5.0	—	*	—	—		25.1	1.4	30.1	1.4
U.S. corporate public securities	271.0	4.7		400.3	21.0		1,412.6	89.6	2,083.9	115.3
U.S. corporate private securities	91.5	1.1		60.3	2.8		304.2	54.9	456.0	58.8
Foreign corporate public securities and foreign governments	124.6	7.5		179.1	11.3		680.2	116.0	983.9	134.8
Foreign corporate private securities	1.1	—	*	123.0	12.4		209.8	15.9	333.9	28.3
Residential mortgage-backed	469.2	5.2		103.3	2.8		189.0	14.9	761.5	22.9
Commercial mortgage-backed	72.3	0.3		48.2	0.8		1.7	2.7	122.2	3.8
Other asset-backed	25.5	0.2		43.0	—	*	180.9	11.7	249.4	11.9
Total	$1,060.2	$19.0		$1,008.0	$51.4		$3,003.5	$307.1	$5,071.7	$377.5
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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.7% and 83.8% of the average book value as of June 30, 2016 and December 31, 2015, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2016
Six months or less below amortized cost	$2,182.0	$113.7	$102.6	$28.6	272	27
More than six months and twelve months or less below amortized cost	820.2	395.3	34.5	111.5	100	22
More than twelve months below amortized cost	1,889.6	48.4	81.1	19.2	338	8
Total	$4,891.8	$557.4	$218.2	$159.3	710	57

December 31, 2015
Six months or less below amortized cost	$11,792.1	$1,863.4	$394.6	$524.5	1,051	130
More than six months and twelve months or less below amortized cost	9,465.3	48.3	518.0	23.2	737	5
More than twelve months below amortized cost	1,351.5	55.3	102.5	15.3	322	8
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2016
U.S. Treasuries	$—	$—	$—	$—	—	—
U.S. Government agencies and authorities	51.1	—	0.3	—	1	—
State, municipalities and political subdivisions	30.4	1.1	1.1	0.3	3	1
U.S. corporate public securities	2,067.9	131.3	83.0	32.3	199	6
U.S. corporate private securities	420.8	94.0	27.7	31.1	17	2
Foreign corporate public securities and foreign governments	839.4	279.3	55.4	79.4	90	18
Foreign corporate private securities	329.6	32.6	19.8	8.5	17	4
Residential mortgage-backed	773.2	11.2	19.2	3.7	292	20
Commercial mortgage-backed	120.0	6.0	0.3	3.5	13	4
Other asset-backed	259.4	1.9	11.4	0.5	78	2
Total	$4,891.8	$557.4	$218.2	$159.3	710	57

December 31, 2015
U.S. Treasuries	$487.2	$—	$5.0	$—	21	—
U.S. Government agencies and authorities	49.6	—	0.3	—	1	—
State, municipalities and political subdivisions	772.6	2.0	17.1	0.7	117	3
U.S. corporate public securities	11,712.1	1,025.4	542.7	283.0	955	73
U.S. corporate private securities	2,006.6	164.0	85.1	47.4	92	4
Foreign corporate public securities and foreign governments	3,570.1	668.1	173.9	199.5	331	48
Foreign corporate private securities	2,115.3	97.6	148.3	28.2	86	5
Residential mortgage-backed	875.1	3.8	22.7	1.9	327	7
Commercial mortgage-backed	622.7	2.8	7.3	1.5	56	1
Other asset-backed	397.6	3.3	12.7	0.8	124	2
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	6.2	—	0.1	—
Non-agency RMBS 80% - 90%	24.9	—	1.5	—
Non-agency RMBS < 80%	359.6	5.1	19.5	1.1
Agency RMBS	564.5	6.3	8.4	2.6
Other ABS (Non-RMBS)	77.4	1.7	1.1	0.5
Total RMBS and Other ABS	$1,032.6	$13.1	$30.6	$4.2

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$275.4	$0.2	$13.8	$—	*
Non-agency RMBS > 5% - 10%	23.1	—	1.1	—
Non-agency RMBS > 0% - 5%	38.9	—	2.9	—
Non-agency RMBS 0%	53.3	4.9	3.3	1.1
Agency RMBS	564.5	6.3	8.4	2.6
Other ABS (Non-RMBS)	77.4	1.7	1.1	0.5
Total RMBS and Other ABS	$1,032.6	$13.1	$30.6	$4.2
* Less than 0.1
	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2016	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$437.3	$3.3	$7.7	$0.9
Floating Rate	595.3	9.8	22.9	3.3
Total	$1,032.6	$13.1	$30.6	$4.2
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the six months ended June 30, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of June 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.7	$11,207.5	$11,212.2	$20.2	$10,430.5	$10,450.7
Collective valuation allowance for losses	N/A	(2.8)	(2.8)	N/A	(3.2)	(3.2)
Total net commercial mortgage loans	$4.7	$11,204.7	$11,209.4	$20.2	$10,427.3	$10,447.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$3.2	$2.8
Addition to (reduction of) allowance for losses	(0.4)	0.4
Collective valuation allowance for losses, end of period	$2.8	$3.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.7	$20.2
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.7	$20.2
Unpaid principal balance of impaired loans	$6.2	$21.7

The following table presents information on restructured loans as of the dates indicated:

	June 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$15.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2016 and December 31, 2015.

There were no mortgage loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $3.1.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$5.8	$44.5
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.7
Interest income recognized on impaired loans, on a cash basis (1)	0.1	0.7
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.5
(1) Includes amounts for Troubled debt restructured loans.

	Six Months Ended June 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$12.4	$57.6
Interest income recognized on impaired loans, on an accrual basis (1)	0.2	1.6
Interest income recognized on impaired loans, on a cash basis (1)	0.3	1.7
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	1.3
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

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$1,354.3	$1,388.0
> 50% - 60%	2,885.7	2,694.1
> 60% - 70%	6,104.8	5,670.2
> 70% - 80%	850.1	679.6
> 80% and above	17.3	18.8
Total Commercial mortgage loans	$11,212.2	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$8,928.6	$8,112.1
> 1.25x - 1.5x	1,648.3	1,489.5
> 1.0x - 1.25x	466.3	550.3
Less than 1.0x	103.2	158.6
Commercial mortgage loans secured by land or construction loans	65.8	140.2
Total Commercial mortgage loans	$11,212.2	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,803.7	25.0%	$2,605.3	24.9%
South Atlantic	2,532.7	22.6%	2,318.9	22.2%
Middle Atlantic	1,641.8	14.6%	1,499.1	14.3%
West South Central	1,126.4	10.0%	1,103.7	10.6%
Mountain	948.0	8.5%	924.2	8.8%
East North Central	1,241.5	11.1%	1,103.3	10.6%
New England	215.5	1.9%	222.8	2.1%
West North Central	514.8	4.6%	488.8	4.7%
East South Central	187.8	1.7%	184.6	1.8%
Total Commercial mortgage loans	$11,212.2	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

	June 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,595.7	32.1%	$3,672.8	35.1%
Industrial	2,502.2	22.3%	2,161.3	20.7%
Apartments	2,233.2	19.9%	1,942.9	18.6%
Office	1,836.7	16.4%	1,617.7	15.5%
Hotel/Motel	418.1	3.7%	425.0	4.1%
Other	511.5	4.6%	525.9	5.0%
Mixed Use	114.8	1.0%	105.1	1.0%
Total Commercial mortgage loans	$11,212.2	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$1,408.3	$—
2015	2,091.7	2,114.0
2014	1,889.1	1,896.0
2013	1,985.9	2,024.8
2012	1,290.1	1,423.3
2011	1,044.0	1,237.7
2010 and prior	1,503.1	1,754.9
Total Commercial mortgage loans	$11,212.2	$10,450.7
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	$0.3		2	$—	—
U.S. corporate public securities	—		—	—	—
Foreign corporate public securities and foreign governments(1)	1.3		1	6.2	2
Foreign corporate private securities(1)	0.2		1	1.4	1
Residential mortgage-backed	2.4		35	0.6	31
Commercial mortgage-backed	—		—	0.2	1
Other asset-backed	—	*	1	—	—
Equity	—		—	—	—
Total	$4.2		40	$8.4	35
* Less than $0.1.
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	$0.3		2	$—	—
U.S. corporate public securities	0.6		1	1.0	3
Foreign corporate public securities and foreign governments(1)	10.0		2	7.0	3
Foreign corporate private securities(1)	0.2		1	1.4	1
Residential mortgage-backed	3.9		53	3.5	45
Commercial mortgage-backed	—		—	0.2	1
Other asset-backed	—	*	1	0.1	1
Equity	—		—	0.1	1
Total	$15.0		60	$13.3	55
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The above tables include $3.8 and $5.5 of write-downs related to credit impairments for the three and six months ended June 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.4 and $9.5 in write-downs for the three and six months ended June 30, 2016, respectively, are related to intent impairments.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	—	$—		—
Foreign corporate public securities and foreign governments(1)	—	—	0.3		1
Residential mortgage-backed	0.4	2	—	*	2
Commercial mortgage-backed	—	—	0.2		1
Other asset-backed	—	—	—		—
Total	$0.4	2	$0.5		4
* Less than 0.1
(1) Primarily U.S. dollar denominated.

	Six Months Ended June 30,
	2016		2015
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—	—	$1.0		3
Foreign corporate public securities and foreign governments(1)	8.7	1	1.1		2
Residential mortgage-backed	0.8	6	0.6		4
Commercial mortgage-backed	—	—	0.2		1
Other asset-backed	—	—	0.1		1
Total	$9.5	7	$3.0		11
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Balance at April 1	$73.2	$84.5
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	1.4	0.5
Reductions:
Increase in cash flows	0.1	0.2
Securities sold, matured, prepaid or paid down	2.9	4.6
Balance at June 30	$71.6	$80.2

	Six Months Ended June 30,
	2016	2015
Balance at January 1	$75.3	$86.8
Additional credit impairments:
On securities not previously impaired	—	—
On securities previously impaired	2.8	2.8
Reductions:
Increase in cash flows	0.2	0.8
Securities sold, matured, prepaid or paid down	6.3	8.6
Balance at June 30	$71.6	$80.2

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Fixed maturities	$1,004.4	$983.0		$2,000.6	$1,979.4
Equity securities, available-for-sale	5.5	1.1		8.9	3.8
Mortgage loans on real estate	147.1	126.1		272.7	258.9
Policy loans	26.9	27.4		54.2	55.6
Short-term investments and cash equivalents	1.8	0.7		3.2	1.6
Other	20.4	(2.3)		(13.3)	13.0
Gross investment income	1,206.1	1,136.0		2,326.3	2,312.3
Less: investment expenses	30.9	27.8	(1)	57.0	56.1	(1)
Net investment income	$1,175.2	$1,108.2		$2,269.3	$2,256.2
(1)Includes reclassification of $25.8 and $52.4 of certain internal investment management costs from Operating expenses to Net investment income for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had $1.6 and $3.4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(14.2)	$(4.9)
Fixed maturities, at fair value option	(17.0)	(159.8)
Equity securities, available-for-sale	0.1	(0.3)
Derivatives	30.7	(469.5)
Embedded derivative - fixed maturities	(0.6)	(10.8)
Guaranteed benefit derivatives	(100.5)	643.9
Other investments	0.2	1.1
Net realized capital gains (losses)	$(101.3)	$(0.3)
After-tax net realized capital gains (losses)	$(65.5)	$(0.2)

	Six Months Ended June 30,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(68.9)	$(5.8)
Fixed maturities, at fair value option	(16.5)	(178.0)
Equity securities, available-for-sale	0.1	(0.4)
Derivatives	178.6	(391.3)
Embedded derivatives - fixed maturities	2.8	(12.6)
Guaranteed benefit derivatives	(186.9)	326.8
Other investments	0.2	1.5
Net realized capital gains (losses)	$(90.6)	$(259.8)
After-tax net realized capital gains (losses)	$(58.4)	$(168.9)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds on sales	$1,967.6	$1,662.1	$4,458.2	$2,777.8
Gross gains	52.3	22.1	121.2	32.5
Gross losses	56.0	18.6	174.0	31.0

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may result in a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company also used futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts. During the first quarter of 2016, the Company moved to a static hedging strategy for its FIA contracts and replaced futures contracts with equity options.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. Subsequent to June 30, 2016, the Company expanded its usage of derivative types by adding interest rate floors to manage its interest rate exposure. See Part I, Item 2., MD&A-Trends and Uncertainties and Part I, Item 3., Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for more information. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$364.0	$88.0	$—	$524.0	$73.3	$—
Foreign exchange contracts	174.7	25.0	—	174.7	36.4	—
Fair value hedges:
Interest rate contracts	469.4	—	11.7	551.4	0.8	9.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	66,573.8	2,361.7	1,023.8	65,169.4	1,055.0	352.2
Foreign exchange contracts	1,348.0	58.5	35.6	1,281.9	60.5	37.0
Equity contracts	27,198.7	390.2	115.3	19,738.4	286.2	65.8
Credit contracts	4,221.3	25.2	31.6	4,266.3	26.3	22.7
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	97.7	—	N/A	94.9	—
Within products	N/A	—	4,201.8	N/A	—	3,907.2
Within reinsurance agreements	N/A	—	151.7	N/A	—	25.2
Managed custody guarantees	N/A	—	4.3	N/A	—	0.3
Total		$3,046.3	$5,575.8		$1,633.4	$4,420.2
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the first quarter of 2017.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,221.3	$25.2	$31.6
Equity contracts	19,556.8	390.2	15.3
Foreign exchange contracts	1,522.7	83.5	35.6
Interest rate contracts	59,368.5	2,449.6	1,034.5
		2,948.5	1,117.0
Counterparty netting(1)		(956.4)	(956.4)
Cash collateral netting(1)		(1,733.0)	(93.2)
Securities collateral netting(1)		(119.1)	(32.3)
Net receivables/payables		$140.0	$35.1
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2016, the Company held $1,436.1 and $262.8 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $640.9 and $195.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2016, the Company delivered $855.3 of securities and held $121.7 of securities as collateral. As of December 31, 2015, the Company delivered $646.2 of securities and held $24.8 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$0.7	$0.6	$0.9
Foreign exchange contracts	0.7	0.5	1.4	1.0
Fair value hedges:
Interest rate contracts	(1.6)	0.6	(5.7)	(4.1)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	241.7	(419.8)	632.9	(182.7)
Foreign exchange contracts	20.4	(29.3)	(5.7)	36.7
Equity contracts	(234.0)	(24.2)	(442.1)	(242.0)
Credit contracts	3.2	2.0	(2.8)	(1.1)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(0.6)	(10.8)	2.8	(12.6)
Within products(2)	(98.9)	643.0	(183.0)	326.7
Within reinsurance agreements(3)	(50.4)	93.2	(95.2)	69.3
Managed custody guarantees(2)	(1.6)	0.9	(3.9)	0.1
Total	$(120.8)	$256.8	$(100.7)	$(7.8)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2016, the fair values of credit default swaps of $25.2 and $31.6 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $26.3 and $22.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,271.2	$719.4	$—	$3,990.6
U.S. Government agencies and authorities	—	388.3	—	388.3
State, municipalities and political subdivisions	—	1,906.0	—	1,906.0
U.S. corporate public securities	—	35,435.8	59.9	35,495.7
U.S. corporate private securities	—	6,088.8	1,092.4	7,181.2
Foreign corporate public securities and foreign governments(1)	—	8,180.3	9.0	8,189.3
Foreign corporate private securities(1)	—	7,226.2	475.0	7,701.2
Residential mortgage-backed securities	—	7,057.9	97.8	7,155.7
Commercial mortgage-backed securities	—	4,052.1	25.7	4,077.8
Other asset-backed securities	—	1,006.9	110.4	1,117.3
Total fixed maturities, including securities pledged	3,271.2	72,061.7	1,870.2	77,203.1
Equity securities, available-for-sale	174.2	—	101.9	276.1
Derivatives:
Interest rate contracts	0.1	2,449.6	—	2,449.7
Foreign exchange contracts	—	83.5	—	83.5
Equity contracts	—	325.2	65.0	390.2
Credit contracts	—	14.3	10.9	25.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6,381.0	24.5	0.1	6,405.6
Assets held in separate accounts	91,488.5	4,815.4	3.4	96,307.3
Total assets	$101,315.0	$79,774.2	$2,051.5	$183,140.7
Percentage of Level to total	55.3%	43.6%	1.1%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives
FIA	$—	$—	$1,642.8	$1,642.8
IUL	—	—	51.5	51.5
GMAB/GMWB/GMWBL(2)	—	—	2,239.8	2,239.8
Stabilizer and MCGs	—	—	272.0	272.0
Other derivatives:
Interest rate contracts	1.0	1,034.5	—	1,035.5
Foreign exchange contracts	—	35.6	—	35.6
Equity contracts	99.9	15.2	0.2	115.3
Credit contracts	—	12.0	19.6	31.6
Embedded derivative on reinsurance	—	151.7	—	151.7
Total liabilities	$100.9	$1,249.0	$4,225.9	$5,575.8
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2016
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$5.7	$(0.3)	$1.6	$—	$—	$(2.1)	$(0.2)	$55.2	$—	$59.9	$—
U.S. corporate private securities	983.7	(0.1)	16.1	115.0	—	—	(42.2)	19.9	—	1,092.4	—
Foreign corporate public securities and foreign governments(1)	11.4	(1.2)	(1.2)	—	—	—	—	—	—	9.0	(1.2)
Foreign corporate private securities(1)	495.7	(3.9)	14.2	—	—	(32.4)	(12.6)	14.0	—	475.0	(0.2)
Residential mortgage-backed securities	86.7	(3.1)	0.2	14.1	—	—	(0.1)	—	—	97.8	(3.1)
Commercial mortgage-backed securities	13.2	—	0.2	1.5	—	—	(2.7)	26.7	(13.2)	25.7	—
Other asset-backed securities	43.1	(0.4)	0.5	67.9	—	—	(0.7)	—	—	110.4	(0.4)
Total fixed maturities including securities pledged	1,639.5	(9.0)	31.6	198.5	—	(34.5)	(58.5)	115.8	(13.2)	1,870.2	(4.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2016 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$99.5	$—	$2.4	$—	$—	$—	$—	$—	$—	$101.9	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,686.6)	37.6	—	—	(45.7)	—	51.9	—	—	(1,642.8)	—
IUL(2)	(48.0)	(0.2)	—	—	(7.5)	—	4.2	—	—	(51.5)	—
GMAB/GMWB/GMWBL(2)	(2,109.4)	(93.1)	—	—	(37.5)	—	0.2	—	—	(2,239.8)	—
Stabilizer and MCGs(2)	(226.0)	(44.8)	—	—	(1.2)	—	—	—	—	(272.0)	—
Other derivatives, net	42.9	2.5	—	13.9	—	—	(3.2)	—	—	56.1	13.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	0.1	—	—	—	—	—	—	—	—	0.1	—
Assets held in separate accounts(5)	1.1	—	—	—	—	—	—	3.4	(1.1)	3.4	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$(0.3)	$2.6	$—	$—	$(2.1)	$(1.0)	$53.8	$—	$59.9	$—
U.S. corporate private securities	1,040.3	0.1	36.4	135.2	—	(37.0)	(139.8)	81.9	(24.7)	1,092.4	0.3
Foreign corporate public securities and foreign governments(1)	13.8	(1.2)	(3.5)	—	—	—	(0.1)	—	—	9.0	(1.2)
Foreign corporate private securities(1)	430.4	(0.2)	18.0	—	—	(0.6)	(41.0)	80.0	(11.6)	475.0	(0.2)
Residential mortgage-backed securities	96.1	1.3	(1.1)	14.1	—	(12.3)	(0.3)	—	—	97.8	(7.1)
Commercial mortgage-backed securities	31.4	—	0.4	1.5	—	—	(6.6)	—	(1.0)	25.7	—
Other asset-backed securities	44.5	(0.2)	0.1	67.9	—	—	(1.9)	—	—	110.4	(0.2)
Total fixed maturities including securities pledged	1,663.4	(0.5)	52.9	218.7	—	(52.0)	(190.7)	215.7	(37.3)	1,870.2	(8.4)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016 (continued)
	Fair Value as of January 1		Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
			Net Income	OCI
Equity securities, available-for-sale	$97.4		$—	$4.5	$—	$—	$—	$—	$—	$—	$101.9	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,820.1)		203.0	—	—	(122.6)	—	96.9	—	—	(1,642.8)	—
IUL(2)	(52.6)		9.8	—	—	(13.7)	—	5.0	—	—	(51.5)	—
GMAB/GMWB/GMWBL(2)	(1,873.5)		(291.3)	—	—	(75.3)	—	0.3	—	—	(2,239.8)	—
Stabilizer and MCGs(2)	(161.3)		(108.4)	—	—	(2.3)	—	—	—	—	(272.0)	—
Other derivatives, net	52.4		(19.9)	—	27.3	—	—	(3.7)	—	—	56.1	3.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	*	—	0.1	—	—	—	—	—	—	0.1	—
Assets held in separate accounts(5)	3.9		—	—	—	—	—	—	3.4	(3.9)	3.4	—
* Less than $0.1.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$114.6	$—	$(0.3)	$—	$—	$—	$(0.5)	$—	$(42.9)	$70.9	$—
U.S. corporate private securities	995.0	0.2	(21.2)	55.8	—	—	(62.9)	—	—	966.9	0.2
Foreign corporate public securities and foreign governments(1)	15.4	(5.9)	1.7	—	—	—	(0.6)	12.3	(3.4)	19.5	(5.9)
Foreign corporate private securities(1)	487.1	(1.4)	(2.3)	—	—	—	(43.7)	9.2	—	448.9	(1.4)
Residential mortgage-backed securities	109.2	(2.9)	(1.6)	—	—	—	(0.3)	—	(7.9)	96.5	(3.0)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	9.3	—	0.1	29.0	—	—	(0.5)	—	(1.5)	36.4	—
Total fixed maturities including securities pledged	1,730.6	(10.0)	(23.6)	84.8	—	—	(108.5)	21.5	(55.7)	1,639.1	(10.1)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$58.2	$—	$(1.5)	$—	$—	$—	$—	$—	$—	$56.7	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,015.6)	58.5	—	—	(53.1)	—	56.7	—	—	(1,953.5)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(1,796.0)	528.1	—	—	(37.8)	—	0.2	—	—	(1,305.5)	—
Stabilizer and MCGs(2)	(148.1)	57.3	—	—	(1.2)	—	—	—	—	(92.0)	—
Other derivatives, net	72.6	(7.1)	—	11.0	—	—	(9.7)	—	—	66.8	(5.9)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	0.6	—	—	—	—	—	—	—	(0.6)	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Six Months Ended June 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$103.8	$—	$(1.8)	$—	$—	$—	$(1.7)	$14.0	$(43.4)	$70.9	$—
U.S. corporate private securities	978.8	0.4	(17.4)	140.8	—	—	(171.3)	35.6	—	966.9	0.4
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(0.1)	—	—	—	(3.2)	15.2	—	19.5	(5.9)
Foreign corporate private securities(1)	435.2	(0.8)	(1.9)	8.9	—	—	(55.3)	62.8	—	448.9	(1.4)
Residential mortgage-backed securities	94.2	(5.4)	(1.9)	—	—	—	(0.4)	12.6	(2.6)	96.5	(5.4)
Commercial mortgage-backed securities	22.0	—	—	—	—	—	—	—	(22.0)	—	—
Other asset-backed securities	10.1	—	0.1	29.0	—	—	(0.6)	—	(2.2)	36.4	—
Total fixed maturities including securities pledged	1,657.6	(11.7)	(23.0)	178.7	—	—	(232.5)	140.2	(70.2)	1,639.1	(12.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$(0.1)	$0.5	$—	$—	$—	$—	$—	$—	$56.7	$(0.1)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,970.0)	12.8	—	—	(93.6)	—	97.3	—	—	(1,953.5)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	300.8	—	—	(78.9)	—	0.3	—	—	(1,305.5)	—
Stabilizer and MCGs(2)	(102.9)	13.2	—	—	(2.3)	—	—	—	—	(92.0)	—
Other derivatives, net	72.1	(6.7)	—	19.3	—	—	(17.9)	—	—	66.8	(5.3)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	—	—	—	6.0	—
Assets held in separate accounts(5)	2.3	—	—	—	—	—	—	—	(2.3)	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2016:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.2% to 18%		0.2% to 18%		—		—		0.2% to 7.6%
Correlations between:
Equity Funds	48% to 98%		48% to 98%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—		—		—
Nonperformance risk	0.26% to 1.9%		0.26% to 1.9%		0.26% to 1.9%		0.26% to 1.1%		0.26% to 1.9%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	0% to 10%		0% to 10%		0% to 10%		—		—
Lapses	0.08% to 22%	(3)(4)	0.08% to 25%	(3)(4)	0% to 60%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of account value, 38% are taking systematic withdrawals. Of those policyholders who are not taking withdrawals, the Company assumes that 85% will begin systematic withdrawals after a delay period. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$2.1	$—	$2.1	8.8
60-69	5.9	0.1	6.0	3.9
70+	5.6	0.1	5.7	2.2
	$13.6	$0.2	$13.8	4.6
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period and to whether they are "in the money" or "out of the money" as of June 30, 2016 (account value amounts are in $ billions).

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	*	0.08% to 7.2%	$3.5		0.08% to 5.6%
	Out of the Money	—	*	0.41% to 7.9%	—	*	0.36 % to 5.9%
After Surrender Charge Period
	In the Money**	$—	*	2.5% to 22.5%	$10.1		1.4 % to 20.7%
	Out of the Money	—	*	11.9% to 24.8%	0.6		5.0% to 21.7%
*Less than $0.1.
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
*Less than $0.1
** For population expected to withdraw in future. Excludes policies taking systematic withdraws and 15% of policies the Company assumes will never withdraw.(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$77,203.1	$77,203.1	$72,072.6	$72,072.6
Equity securities, available-for-sale	276.1	276.1	331.7	331.7
Mortgage loans on real estate	11,209.4	11,617.1	10,447.5	10,881.4
Policy loans	1,998.5	1,998.5	2,002.7	2,002.7
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	6,405.6	6,405.6	4,669.4	4,669.4
Derivatives	2,948.6	2,948.6	1,538.5	1,538.5
Other investments	89.7	99.6	91.6	101.5
Assets held in separate accounts	96,307.3	96,307.3	96,514.8	96,514.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	52,661.9	59,096.5	51,361.7	56,884.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,421.7	1,398.9	1,488.5	1,463.1
Supplementary contracts, immediate annuities and other	3,165.0	3,471.8	2,948.1	3,162.8
Derivatives:
Guaranteed benefit derivatives:
FIA	1,642.8	1,642.8	1,820.1	1,820.1
IUL	51.5	51.5	52.6	52.6
GMAB/GMWB/GMWBL	2,239.8	2,239.8	1,873.5	1,873.5
Stabilizer and MCGs	272.0	272.0	161.3	161.3
Other derivatives	1,218.0	1,218.0	487.5	487.5
Long-term debt	3,547.5	3,798.3	3,485.9	3,772.7
Embedded derivative on reinsurance	151.7	151.7	25.2	25.2
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$4,357.5	$1,012.6	$5,370.1
Deferrals of commissions and expenses	198.1	5.0	203.1
Amortization:
Amortization	(294.8)	(59.6)	(354.4)
Interest accrued(1)	113.8	40.1	153.9
Net amortization included in Condensed Consolidated Statements of Operations	(181.0)	(19.5)	(200.5)
Change due to unrealized capital gains/losses on available-for-sale securities	(817.7)	(291.2)	(1,108.9)
Balance as of June 30, 2016	$3,556.9	$706.9	$4,263.8

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	171.9	5.2	177.1
Amortization:
Amortization	(352.6)	(77.2)	(429.8)
Interest accrued(1)	116.0	42.6	158.6
Net amortization included in Condensed Consolidated Statements of Operations	(236.6)	(34.6)	(271.2)
Change due to unrealized capital gains/losses on available-for-sale securities	342.8	270.3	613.1
Balance as of June 30, 2015	$4,169.0	$920.9	$5,089.9
(1)Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2016 and 3.5% to 7.5% during 2015.

6.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of June 30, 2016, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 272,723 and 9,230,990 shares, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted Stock Unit (RSU) awards (1)	$13.3	$14.0	$28.4	$26.7
RSUs - Deal incentive awards	—	—	—	2.1
Performance Stock Unit (PSU) awards (1)	5.2	8.9	15.4	26.0
Stock options	3.2	—	6.7	—
Phantom Plan	0.1	1.0	0.3	3.3
Share-based compensation expense	21.8	23.9	50.8	58.1
Income tax benefit	7.6	8.4	17.8	20.3
After-tax share-based compensation expense	$14.2	$15.5	$33.0	$37.8
(1) This table includes compensation expense of $0.1 and $0.8 for the three and six months ended June 30, 2015, respectively, related to ING Group RSU awards. In addition, this table includes immaterial compensation expense for the three months ended June 30, 2015 and $7.9 for the six months ended June 30, 2015, related to ING Group PSU awards.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSU Awards			PSU Awards			Stock Options
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	3.5		$34.81	0.8		$44.21	3.8	$11.89
Adjustment for PSU performance factor	—		—	0.1		44.22	—	—
Granted	1.7		31.32	1.6		28.83	—	—
Vested	(1.8)		31.24	(0.9)		44.22	—	—
Forfeited	—	*	33.88	—	*	29.99	(0.2)	11.89
Outstanding as of June 30, 2016	3.4		$34.90	1.6		$28.85	3.6	$11.89
* Less than 0.1.
(1)Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018. As of June 30, 2016, none of the performance conditions have been satisfied.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued	Held in Treasury	Outstanding
Balance, January 1, 2015	263.7	21.8	241.9
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	34.3	(34.3)
Share-based compensation	1.6	0.1	1.5
Balance, December 31, 2015	265.3	56.2	209.1
Common shares issued	—	—	—
Common shares acquired - share repurchase	—	11.4	(11.4)
Share-based compensation	2.7	0.2	2.5
Balance, June 30, 2016	268.0	67.8	200.2

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

On June 16, 2016, the Company entered into a share repurchase arrangement with a third-party financial institution. In exchange for an up-front payment of $150.0, the financial institution will deliver shares of the Company's common stock to the Company upon final settlement of the agreement, which will be during the third quarter. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of the Company’s common stock during that period. The $150.0 was recorded as a decrease to Additional paid-in capital and will be reclassified to Treasury stock upon settlement of the arrangement.

Including the effect of the share repurchase arrangement that will be completed during the third quarter, these repurchases reduced the remaining amount of the Company’s share repurchase authorization to $233.3 as of June 30, 2016.

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

8.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended June 30,			Six Months Ended June 30,
Earnings	2016	2015		2016	2015
Net income (loss) available to common shareholders:
Net income (loss)	$136.0	$367.1		$328.3	$582.8
Less: Net income (loss) attributable to noncontrolling interest	(25.5)	81.9		(24.8)	108.0
Net income (loss) available to common shareholders	$161.5	$285.2		$353.1	$474.8

Weighted average common shares outstanding
Basic	202.4	228.3		204.6	233.4
Dilutive Effects:(1)
RSU awards	1.1	1.5		1.4	1.6
RSUs - Deal incentive awards	—	—	*	—	—	*
PSU awards	—	—		0.3	0.3
Diluted	203.5	229.8		206.3	235.3

Net income (loss) available to common shareholders per common share
Basic	$0.80	$1.25		$1.73	$2.03
Diluted	0.79	1.24		1.71	2.02
* Less than 0.1.
(1) For the three and six months ended June 30, 2016 and 2015, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. Fore more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	June 30,
	2016	2015
Fixed maturities, net of OTTI	$6,566.9	$3,680.4
Equity securities, available-for-sale	36.0	30.6
Derivatives	293.5	236.4
DAC/VOBA adjustment on available-for-sale securities	(1,873.7)	(1,227.6)
Sales inducements and other intangibles adjustment on available-for-sale securities	(298.7)	(51.8)
Other	(31.0)	(31.5)
Unrealized capital gains (losses), before tax	4,693.0	2,636.5
Deferred income tax asset (liability)	(1,281.3)	(564.2)
Net unrealized capital gains (losses)	3,411.7	2,072.3
Pension and other postretirement benefits liability, net of tax	28.0	36.9
AOCI	$3,439.7	$2,109.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,102.9		$(733.8)	$1,369.1
Equity securities	3.9		(1.4)	2.5
Other	0.2		(0.1)	0.1
OTTI	3.2		(1.1)	2.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	14.1		(5.0)	9.1
DAC/VOBA	(434.7)		152.1	(282.6)
Sales inducements and other intangibles	(215.7)		75.5	(140.2)
Change in unrealized gains/losses on available-for-sale securities	1,473.9		(513.8)	960.1

Derivatives:
Derivatives	13.7	(1)	(4.8)	8.9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.0)		1.8	(3.2)
Change in unrealized gains/losses on derivatives	8.7		(3.0)	5.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$1,479.1		$(515.6)	$963.5
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,369.1		$(1,523.9)	$2,845.2
Equity securities	4.8		(1.7)	3.1
Other	0.3		(0.1)	0.2
OTTI	6.3		(2.2)	4.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	68.8		(24.1)	44.7
DAC/VOBA	(1,108.9)	(1)	388.1	(720.8)
Sales inducements and other intangibles	(276.1)		96.6	(179.5)
Change in unrealized gains/losses on available-for-sale securities	3,064.3		(1,067.3)	1,997.0

Derivatives:
Derivatives	43.7	(2)	(15.3)	28.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(9.4)		3.3	(6.1)
Change in unrealized gains/losses on derivatives	34.3		(12.0)	22.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$3,091.7		$(1,076.9)	$2,014.8
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,105.6)		$1,084.6	$(2,021.0)
Equity securities	(2.2)		0.8	(1.4)
Other	(0.1)		—	(0.1)
OTTI	3.7		(1.3)	2.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	5.2		(1.8)	3.4
DAC/VOBA	910.7		(318.8)	591.9
Sales inducements and other intangibles	34.1		(12.0)	22.1
Change in unrealized gains/losses on available-for-sale securities	(2,154.2)		751.5	(1,402.7)

Derivatives:
Derivatives	(23.1)	(1)	8.1	(15.0)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.1)		1.1	(2.0)
Change in unrealized gains/losses on derivatives	(26.2)		9.2	(17.0)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Other comprehensive income (loss)	$(2,183.9)		$761.9	$(1,422.0)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,179.6)		$761.1	$(1,418.5)
Equity securities	0.3		(0.1)	0.2
Other	—		—	—
OTTI	9.4		(3.3)	6.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	6.2		(2.2)	4.0
DAC/VOBA	613.1	(1)	(214.6)	398.5
Sales inducements and other intangibles	23.3		(8.2)	15.1
Change in unrealized gains/losses on available-for-sale securities	(1,527.3)		532.7	(994.6)

Derivatives:
Derivatives	14.0	(2)	(4.9)	9.1
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(7.0)		2.5	(4.5)
Change in unrealized gains/losses on derivatives	7.0		(2.4)	4.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Other comprehensive income (loss)	$(1,527.2)		$532.7	$(994.5)
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

The Company's effective tax rates for the three and six months ended June 30, 2016 were 11.1% and 16.8%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the relative dividends received deduction ("DRD") and noncontrolling interest.

The Company's effective tax rates for the three and six months ended June 30, 2015 were 24.5% and 22.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 primarily due to the effect of the relative DRD and noncontrolling interest.

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

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of June 30, 2016 and December 31, 2015.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of June 30, 2016 and December 31, 2015:

	Maturity	June 30, 2016	December 31, 2015
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$142.7	$159.4
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	185.7	201.8
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.7	13.7
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	93.6	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	360.4	843.8
2.9% Senior Notes, due 2018	02/15/2018	824.2	995.7
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738.0	737.8
5.7% Senior Notes, due 2043	07/15/2043	394.3	394.1
3.65% Senior Notes, due 2026	06/15/2026	493.9	—
4.8% Senior Notes, due 2046	06/15/2046	296.1	—
Subtotal		3,547.5	3,459.8
Less: Current portion of long-term debt		—	—
Total		$3,547.5	$3,459.8
(1) Guaranteed by ING Group.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Senior Notes

On June 13, 2016, Voya Financial, Inc. issued $500.0 of unsecured 3.65% Senior Notes due 2026 (the “2026 Notes”) and $300.0 of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes," and collectively with the 2026 Notes, the “Notes”) in a registered public offering. The Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings Inc. (“Voya Holdings”). Interest is paid semi-annually, in arrears, on each June 15 and December 15, beginning on December 15, 2016. The Company may elect to redeem the Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest. The Company used the proceeds of the Notes to repurchase $43.7 of the Aetna Notes and $659.8 of the Senior Notes on June 20, 2016 through a tender offer.

During the six months ended June 30, 2016, Voya Financial, Inc. repurchased $486.8 and $173.0 of the outstanding principal amount of 5.5% Senior Notes due July 15, 2022 and 2.9% Senior Notes due February 15, 2018, respectively, all of which was repurchased in the tender offer. In connection with these transactions, the Company incurred a loss on debt extinguishment of $87.5 for the three and six months ended June 30, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Aetna Notes

During the six months ended June 30, 2016, Voya Holdings repurchased $14.8, $16.4, and $17.3 of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. In connection with these transactions, the Company incurred a loss on debt extinguishment of $15.3 and $17.0 for the three and six months ended June 30, 2016, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of June 30, 2016, the outstanding principal amount of the Aetna Notes was $426.5, which is guaranteed by ING Group.

On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. During the six months ended June 30, 2016, the Company withdrew $49.7 of collateral thereby reducing the remaining collateral balance to $27.3. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

Effective May 6, 2016, the Company revised the terms of its Amended and Restated Revolving Credit Agreement (“Amended Credit Agreement”), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement (“Second Amended and Restated Credit Agreement”) with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750.0 present in the Amended Credit Agreement remains unchanged.

As of June 30, 2016, there were no amounts outstanding as revolving credit borrowings and $30.7 of LOCs outstanding under the senior unsecured credit facility.

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

As of June 30, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $505.1 and purchase limited partnerships and private placement investments of $1,660.4, of which $209.1 related to consolidated investment entities. As of

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $771.9 and purchase limited partnerships and private placement investments of $970.9, of which $225.9 related to consolidated investment entities.
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

	June 30, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$1,489.4	$1,528.5
FHLB restricted stock(1)	71.7	73.3
Other fixed maturities-state deposits	225.9	210.3
Securities pledged(2)	2,202.3	1,112.6
Total restricted assets	$3,989.3	$2,924.7
(1) Included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $1,347.0 and $466.4 as of June 30, 2016 and December 31, 2015, respectively. In addition, as of June 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $855.3 and $646.2, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2016 and December 31, 2015, the Company had $1.3 billion in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, assets with a market value of approximately $1.5 billion collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.0.

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

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of June 30, 2016, approximately $26.9 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

For the three and six months ended June 30, 2016, approximately $12.5 and $30.2, respectively, in previously accrued carried interest, associated with one private equity fund, was reversed as a result of a decline in fund performance through June 30, 2016.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $592.8 and $722.8 as of June 30, 2016 and December 31, 2015, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of June 30, 2016 and December 31, 2015, the Company consolidated 8 and 17 CLOs, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company consolidated 14 and 33 funds respectively, which were structured as partnerships.

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2016	December 31, 2015
Assets of Consolidated Investment Entities
VIEs (1)
Cash and cash equivalents	$177.6	$246.4
Corporate loans, at fair value using the fair value option	2,487.6	6,882.5
Limited partnerships/corporations, at fair value	2,049.0	—
Other assets	16.3	115.3
Total VIE assets	4,730.5	7,244.2
VOEs (1)
Cash and cash equivalents	—	221.2
Limited partnerships/corporations, at fair value	178.3	4,973.7
Other assets	1.7	39.0
Total VOE assets	180.0	5,233.9
Total assets of consolidated investment entities	$4,910.5	$12,478.1

Liabilities of Consolidated Investment Entities
VIEs (1)
CLO notes, at fair value using the fair value option	$2,587.3	$6,956.2
Other liabilities	700.7	240.8
Total VIE liabilities	3,288.0	7,197.0
VOEs (1)
Other liabilities	3.3	1,710.8
Total VOE liabilities	3.3	1,710.8
Total liabilities of consolidated investment entities	$3,291.3	$8,907.8
(1) The June 30, 2016 balances reflect the adoption of ASU 2015-02 which reflects limited partnerships as VIEs. Under previous guidance, as of December 31, 2015, these entities were considered VOEs and reflected in the relative line item.

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of June 30, 2016 and December 31, 2015, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $78.7 and $325.5, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2016 and December 31, 2015.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 6.50% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 8.3 years as of June 30, 2016. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2016, the Level 3 assets and liabilities were immaterial.

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

As of June 30, 2016 and December 31, 2015, certain private equity funds maintained revolving lines of credit of $597.0, which renew annually and bear interest at LIBOR/EURIBOR plus 150 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, outstanding borrowings amount to $545.3 and $553.7, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$177.6	$—	$—	$—	$177.6
Corporate loans, at fair value using the fair value option	—	2,469.9	17.7	—	2,487.6
Limited partnerships/corporations, at fair value	—	—	—	2,049.0	2,049.0
VOEs
Cash and cash equivalents	—	—	—	—	—
Limited partnerships/corporations, at fair value	—	122.8	—	55.5	178.3
Total assets, at fair value	$177.6	$2,592.7	$17.7	$2,104.5	$4,892.5
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$2,587.3	$—	$—	$2,587.3
Total liabilities, at fair value	$—	$2,587.3	$—	$—	$2,587.3

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2015:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$246.4	$—	$—	$—	$246.4
Corporate loans, at fair value using the fair value option	—	6,864.2	18.3	—	6,882.5
Limited partnerships/corporations, at fair value	—	—	—	—	—
VOEs
Cash and cash equivalents	221.2	—	—	—	221.2
Limited partnerships/corporations, at fair value	—	2,092.6	39.7	2,841.4	4,973.7
Total assets, at fair value	$467.6	$8,956.8	$58.0	$2,841.4	$12,323.8
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$—	$6,956.2	$—	$6,956.2
Total liabilities, at fair value	$—	$—	$6,956.2	$—	$6,956.2

As a result of the adoption of ASU 2015-02 effective January 1, 2016, the Company deconsolidated 10 CLOs comprised of $4.6 billion of Corporate loans, none of which were Level 3 assets, and $4.6 billion of Collateralized loan obligation notes, all of which were Level 3 liabilities, as of December 31, 2015. Due to the adoption of ASU 2014-13 the CLO notes are classified within Level

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2 of the fair value hierarchy, consistent with the majority of the CLO financial assets. As of June 30, 2016, the Level 3 assets were immaterial.

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2016 and June 30, 2015, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended June 30, 2015 is presented in the table below:

	Fair Value as of April 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.0	$—	$—	$—	$—	$—	$19.0
VOEs:
Limited partnerships/corporations, at fair value	16.6	(0.5)	—	—	—	—	16.1
Total assets, at fair value	$35.6	$(0.5)	$—	$—	$—	$—	$35.1
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,408.9	$40.5	$607.4	$(70.2)	$—	$—	$6,986.6
Total liabilities, at fair value	$6,408.9	$40.5	$607.4	$(70.2)	$—	$—	$6,986.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the six months ended June 30, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of June 30
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.2	$(0.1)	$—	$(0.1)	$—	$—	$19.0
VOEs:
Limited partnerships/corporations, at fair value	17.1	(1.0)	—	—	—	—	16.1
Total assets, at fair value	$36.3	$(1.1)	$—	$(0.1)	$—	$—	$35.1
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,838.1	$12.3	$607.4	$(471.2)	$—	$—	$6,986.6
Total liabilities, at fair value	$6,838.1	$12.3	$607.4	$(471.2)	$—	$—	$6,986.6

Deconsolidation of Certain Investment Entities

Except for deconsolidations due to the adoption of ASU 2015-02 on January 1, 2016, the Company did not deconsolidate any investment entities during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2016 and December 31, 2015, the Company held $16.8 and $1.4 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	June 30, 2016		December 31, 2015
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$16.8	$16.8	$—	$—
Limited partnership/corporations	633.6	633.6	1.4	1.4

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In addition, the Company has a Corporate and two Closed Block segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

Measurement

Operating earnings before income taxes is a measure used by management to evaluate segment performance. The Company believes that operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Net income (loss) and Operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

•
Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue, which are significantly influenced by economic and market conditions, including interest rates and credit spreads. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in the Company's nonperformance spread;

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

•
Other items, including restructuring expenses (severance, lease write-offs, etc.), certain third-party expenses and deal incentives related to the divestment of the Company by ING Group, and expenses associated with the rebranding of Voya Financial, Inc. from ING U.S., Inc., which items represent expenses, the incurrence of which are generally limited to the period around the Company's initial public offering and subsequent secondary equity offerings by ING Group, which offerings were completed in March 2015.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Operating earnings before income taxes, when presented on a consolidated basis, also does not reflect the results of operations of the Company's CBVA segment because this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating net income. As a result of this focus on regulatory and rating agency capital, the financial results of the CBVA segment presented in accordance with GAAP tend to exhibit a high degree of volatility based on factors, such as the asymmetry between the accounting for certain liabilities and the corresponding hedging assets, and gains and losses due to changes in nonperformance risk, that are not necessarily reflective of the economic costs and benefits of the CBVA business. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Retirement and Investment Solutions:(1)
Retirement	$140.5	$128.4	$244.2	$252.9
Annuities	72.6	61.0	123.3	129.6
Investment Management	31.8	47.0	54.5	93.9
Insurance Solutions:(1)
Individual Life	50.3	37.7	91.4	81.1
Employee Benefits	32.3	37.7	53.1	78.3

Corporate	(94.3)	(53.3)	(167.3)	(101.5)
Closed Block Other	1.9	4.0	5.7	17.8
Total operating earnings before income taxes	235.1	262.5	404.9	552.1

Adjustments:
Closed Block Variable Annuity	56.5	180.5	102.5	151.1
Net investment gains (losses) and related charges and adjustments	(24.7)	(9.4)	(85.1)	41.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	21.2	24.6	114.7	(22.6)
Income (loss) related to businesses exited through reinsurance or divestment	0.5	(33.3)	2.1	(48.7)
Income (loss) attributable to noncontrolling interest	(25.5)	81.9	(24.8)	108.0
Loss related to early extinguishment of debt	(102.4)	(9.9)	(104.1)	(9.9)
Other adjustments to operating earnings	(7.6)	(10.7)	(15.8)	(23.5)
Income (loss) before income taxes	$153.1	$486.2	$394.4	$747.5
(1) Ongoing Business

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•
Net realized investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating revenues, including the impacts related to changes in the Company's nonperformance spread;

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

Operating revenues also do not reflect the revenues of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating revenues. When the Company presents the adjustments to total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Retirement and Investment Solutions:(1)
Retirement	$722.3	$593.8	$1,660.0	$1,194.3
Annuities	319.1	310.4	622.1	626.0
Investment Management	142.4	158.6	274.6	321.7
Insurance Solutions:(1)
Individual Life	624.9	662.9	1,248.9	1,331.7
Employee Benefits	400.8	376.2	800.5	747.1

Corporate	17.5	18.6	30.4	39.0
Closed Block Other	15.4	16.0	31.2	37.9
Total operating revenues	2,242.4	2,136.5	4,667.7	4,297.7

Adjustments:
Closed Block Variable Annuity	362.0	658.5	815.0	922.9
Net realized investment gains (losses) and related charges and adjustments	(39.6)	(19.1)	(147.3)	34.0
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	35.6	44.4	165.7	(9.2)
Revenues related to businesses exited through reinsurance or divestment	66.1	(52.2)	124.6	(11.6)
Revenues attributable to noncontrolling interest	3.5	159.8	26.0	249.6
Other adjustments to operating revenues	26.0	40.2	53.6	89.1
Total revenues	$2,696.0	$2,968.1	$5,705.3	$5,572.5
(1) Ongoing Business

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Management intersegment revenues	$40.7	$39.9	$80.7	$78.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2016	December 31, 2015
Retirement and Investment Solutions:
Retirement	$97,964.0	$93,771.5
Annuities	25,631.8	25,055.7
Investment Management	473.3	556.8
Insurance Solutions:
Individual Life	27,192.7	26,068.9
Employee Benefits	2,650.8	2,554.8
Total Ongoing Business	153,912.6	148,007.7
Corporate	5,510.1	5,893.1
Closed Blocks:
Closed Block Variable Annuity	45,199.5	44,322.9
Closed Block Other	8,125.5	8,244.5
Closed Blocks	53,325.0	52,567.4
Total assets of segments	212,747.7	206,468.2
Noncontrolling interest	4,317.7	11,755.3
Total assets	$217,065.4	$218,223.5

15.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of June 30, 2016 and December 31, 2015, their results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its statement of cash flows for the six months ended June 30, 2016 and 2015.

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018, the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046 (collectively, the "Senior Notes") and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the "Junior Subordinated Notes"), each issued by Parent Issuer, are fully and unconditionally guaranteed by Subsidiary Guarantor, a 100% owned subsidiary of Parent Issuer. No other subsidiary of Parent Issuer guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Parent Issuer does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Subsidiary Guarantor for amounts due and payable.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets
June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$71,030.8	$(15.3)	$71,015.5
Fixed maturities, at fair value using the fair value option	—	—	3,985.3	—	3,985.3
Equity securities, available-for-sale, at fair value	90.4	—	185.7	—	276.1
Short-term investments	212.0	—	1,068.2	—	1,280.2
Mortgage loans on real estate, net of valuation allowance	—	—	11,209.4	—	11,209.4
Policy loans	—	—	1,998.5	—	1,998.5
Limited partnerships/corporations	—	—	633.6	—	633.6
Derivatives	63.5	—	3,012.1	(127.0)	2,948.6
Investments in subsidiaries	16,802.6	11,841.2	—	(28,643.8)	—
Other investments	—	0.3	89.4	—	89.7
Securities pledged	—	—	2,202.3	—	2,202.3
Total investments	17,168.5	11,841.5	95,415.3	(28,786.1)	95,639.2
Cash and cash equivalents	372.4	2.3	3,425.0	—	3,799.7
Short-term investments under securities loan agreements, including collateral delivered	10.6	—	1,315.1	—	1,325.7
Accrued investment income	—	—	893.7	—	893.7
Reinsurance recoverable	—	—	7,473.1	—	7,473.1
Deferred policy acquisition costs and Value of business acquired	—	—	4,263.8	—	4,263.8
Sales inducements to contract holders	—	—	201.8	—	201.8
Current income taxes	(10.6)	5.1	65.0	—	59.5
Deferred income taxes	493.3	42.7	463.8	—	999.8
Goodwill and other intangible assets	—	—	239.5	—	239.5
Loans to subsidiaries and affiliates	456.2	—	—	(456.2)	—
Due from subsidiaries and affiliates	5.2	0.1	2.2	(7.5)	—
Other assets	77.0	—	928.8	(54.0)	951.8
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	2,227.3	—	2,227.3
Cash and cash equivalents	—	—	177.6	—	177.6
Corporate loans, at fair value using the fair value option	—	—	2,487.6	—	2,487.6
Other assets	—	—	18.0	—	18.0
Assets held in separate accounts	—	—	96,307.3	—	96,307.3
Total assets	$18,572.6	$11,891.7	$215,904.9	$(29,303.8)	$217,065.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets (Continued)
June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,202.9	$—	$21,202.9
Contract owner account balances	—	—	69,419.8	—	69,419.8
Payables under securities loan agreement, including collateral held	—	—	3,012.3	—	3,012.3
Short-term debt with affiliates	—	279.7	176.5	(456.2)	—
Long-term debt	3,106.9	437.3	18.6	(15.3)	3,547.5
Funds held under reinsurance agreements	—	—	802.0	—	802.0
Derivatives	63.5	—	1,281.5	(127.0)	1,218.0
Pension and other postretirement provisions	—	—	655.5	—	655.5
Due to subsidiaries and affiliates	0.1	0.4	4.9	(5.4)	—
Other liabilities	63.2	12.6	1,223.5	(56.1)	1,243.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	2,587.3	—	2,587.3
Other liabilities	—	—	704.0	—	704.0
Liabilities related to separate accounts	—	—	96,307.3	—	96,307.3
Total liabilities	3,233.7	730.0	197,396.1	(660.0)	200,699.8

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	15,338.9	11,161.7	17,482.1	(28,643.8)	15,338.9
Noncontrolling interest	—	—	1,026.7	—	1,026.7
Total shareholders' equity	15,338.9	11,161.7	18,508.8	(28,643.8)	16,365.6
Total liabilities and shareholders' equity	$18,572.6	$11,891.7	$215,904.9	$(29,303.8)	$217,065.4

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$4.8	$0.1	$1,173.7	$(3.4)	$1,175.2
Fee income	—	—	826.7	—	826.7
Premiums	—	—	711.6	—	711.6
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(3.3)	—	(3.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.9	—	0.9
Net other-than-temporary impairments recognized in earnings	—	—	(4.2)	—	(4.2)
Other net realized capital gains (losses)	1.3	—	(98.4)	—	(97.1)
Total net realized capital gains (losses)	1.3	—	(102.6)	—	(101.3)
Other revenue	—	—	84.6	—	84.6
Income (loss) related to consolidated investment entities:
Net investment income	—	—	(0.8)	—	(0.8)
Changes in fair value related to collateralized loan obligations	—	—	—	—	—
Total revenues	6.1	0.1	2,693.2	(3.4)	2,696.0
Benefits and expenses:
Policyholder benefits	—	—	1,052.0	—	1,052.0
Interest credited to contract owner account balances	—	—	497.7	—	497.7
Operating expenses	2.5	—	713.9	—	716.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	98.0	—	98.0
Interest expense	126.5	25.4	1.2	(3.4)	149.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	27.7	—	27.7
Other expense	—	—	1.4	—	1.4
Total benefits and expenses	129.0	25.4	2,391.9	(3.4)	2,542.9
Income (loss) before income taxes	(122.9)	(25.3)	301.3	—	153.1
Income tax expense (benefit)	(55.5)	(8.9)	68.4	13.1	17.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(67.4)	(16.4)	232.9	(13.1)	136.0
Equity in earnings (losses) of subsidiaries, net of tax	228.9	96.4	—	(325.3)	—
Net income (loss) including noncontrolling interest	161.5	80.0	232.9	(338.4)	136.0
Less: Net income (loss) attributable to noncontrolling interest	—	—	(25.5)	—	(25.5)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$161.5	$80.0	$258.4	$(338.4)	$161.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.7	$0.1	$2,267.6	$(6.1)	$2,269.3
Fee income	—	—	1,652.5	—	1,652.5
Premiums	—	—	1,678.4	—	1,678.4
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(13.2)	—	(13.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1.8	—	1.8
Net other-than-temporary impairments recognized in earnings	—	—	(15.0)	—	(15.0)
Other net realized capital gains (losses)	1.3	(0.1)	(76.8)	—	(75.6)
Total net realized capital gains (losses)	1.3	(0.1)	(91.8)	—	(90.6)
Other revenue	1.0	—	166.4	—	167.4
Income (loss) related to consolidated investment entities:
Net investment income	—	—	28.3	—	28.3
Changes in fair value related to collateralized loan obligations	—	—	—	—	—
Total revenues	10.0	—	5,701.4	(6.1)	5,705.3
Benefits and expenses:
Policyholder benefits	—	—	2,432.8	—	2,432.8
Interest credited to contract owner account balances	—	—	992.6	—	992.6
Operating expenses	4.8	—	1,431.8	—	1,436.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	200.5	—	200.5
Interest expense	163.9	37.3	2.3	(6.1)	197.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	48.7	—	48.7
Other expense	—	—	2.3	—	2.3
Total benefits and expenses	168.7	37.3	5,111.0	(6.1)	5,310.9
Income (loss) before income taxes	(158.7)	(37.3)	590.4	—	394.4
Income tax expense (benefit)	(55.5)	(13.4)	135.0	—	66.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(103.2)	(23.9)	455.4	—	328.3
Equity in earnings (losses) of subsidiaries, net of tax	456.3	134.8	—	(591.1)	—
Net income (loss) including noncontrolling interest	353.1	110.9	455.4	(591.1)	328.3
Less: Net income (loss) attributable to noncontrolling interest	—	—	(24.8)	—	(24.8)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$353.1	$110.9	$480.2	$(591.1)	$353.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$0.1	$—	$1,111.0	$(2.9)	$1,108.2
Fee income	—	—	872.4	—	872.4
Premiums	—	—	667.2	—	667.2
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(8.0)	—	(8.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.4	—	0.4
Net other-than-temporary impairments recognized in earnings	—	—	(8.4)	—	(8.4)
Other net realized capital gains (losses)	1.7	0.2	6.2	—	8.1
Total net realized capital gains (losses)	1.7	0.2	(2.2)	—	(0.3)
Other revenue	0.9	—	105.9	(0.9)	105.9
Income (loss) related to consolidated investment entities:
Net investment income	—	—	257.0	—	257.0
Changes in fair value related to collateralized loan obligations	—	—	(42.3)	—	(42.3)
Total revenues	2.7	0.2	2,969.0	(3.8)	2,968.1
Benefits and expenses:
Policyholder benefits	—	—	958.8	—	958.8
Interest credited to contract owner account balances	—	—	490.2	—	490.2
Operating expenses	2.8	—	743.3	(0.9)	745.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	153.1	—	153.1
Interest expense	38.4	20.2	0.9	(2.9)	56.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	74.7	—	74.7
Other expense	—	—	3.3	—	3.3
Total benefits and expenses	41.2	20.2	2,424.3	(3.8)	2,481.9
Income (loss) before income taxes	(38.5)	(20.0)	544.7	—	486.2
Income tax expense (benefit)	(17.3)	5.4	141.5	(10.5)	119.1
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(21.2)	(25.4)	403.2	10.5	367.1
Equity in earnings (losses) of subsidiaries, net of tax	306.4	427.2	—	(733.6)	—
Net income (loss) including noncontrolling interest	285.2	401.8	403.2	(723.1)	367.1
Less: Net income (loss) attributable to noncontrolling interest	—	—	81.9	—	81.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$285.2	$401.8	$321.3	$(723.1)	$285.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.5	$0.1	$2,257.4	$(4.8)	$2,256.2
Fee income	—	—	1,772.2	—	1,772.2
Premiums	—	—	1,276.0	—	1,276.0
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(10.6)	—	(10.6)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2.7	—	2.7
Net other-than-temporary impairments recognized in earnings	—	—	(13.3)	—	(13.3)
Other net realized capital gains (losses)	0.7	0.4	(247.6)	—	(246.5)
Total net realized capital gains (losses)	0.7	0.4	(260.9)	—	(259.8)
Other revenue	1.8	—	208.6	(1.8)	208.6
Income (loss) related to consolidated investment entities:
Net investment income	—	—	353.9	—	353.9
Changes in fair value related to collateralized loan obligations	—	—	(34.6)	—	(34.6)
Total revenues	6.0	0.5	5,572.6	(6.6)	5,572.5
Benefits and expenses:
Policyholder benefits	—	—	1,845.8	—	1,845.8
Interest credited to contract owner account balances	—	—	974.9	—	974.9
Operating expenses	3.5	—	1,485.7	(1.8)	1,487.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	271.2	—	271.2
Interest expense	76.1	30.8	1.9	(4.8)	104.0
Operating expenses related to consolidated investment entities:
Interest expense	—	—	137.2	—	137.2
Other expense	—	—	4.5	—	4.5
Total benefits and expenses	79.6	30.8	4,721.2	(6.6)	4,825.0
Income (loss) before income taxes	(73.6)	(30.3)	851.4	—	747.5
Income tax expense (benefit)	(17.3)	(0.4)	198.8	(16.4)	164.7
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(56.3)	(29.9)	652.6	16.4	582.8
Equity in earnings (losses) of subsidiaries, net of tax	531.1	560.4	—	(1,091.5)	—
Net income (loss) including noncontrolling interest	474.8	530.5	652.6	(1,075.1)	582.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	108.0	—	108.0
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$474.8	$530.5	$544.6	$(1,075.1)	$474.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$161.5	$80.0	$232.9	$(338.4)	$136.0
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,479.4	999.9	1,479.4	(2,479.3)	1,479.4
Other-than-temporary impairments	3.2	2.2	3.3	(5.5)	3.2
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	1,479.1	1,001.3	1,479.2	(2,480.5)	1,479.1
Income tax expense (benefit) related to items of other comprehensive income (loss)	515.6	348.4	515.6	(864.0)	515.6
Other comprehensive income (loss), after tax	963.5	652.9	963.6	(1,616.5)	963.5
Comprehensive income (loss)	1,125.0	732.9	1,196.5	(1,954.9)	1,099.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(25.5)	—	(25.5)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,125.0	$732.9	$1,222.0	$(1,954.9)	$1,125.0

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$353.1	$110.9	$455.4	$(591.1)	$328.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,092.3	2,109.3	3,092.4	(5,201.7)	3,092.3
Other-than-temporary impairments	6.3	4.5	6.3	(10.8)	6.3
Pension and other postretirement benefits liability	(6.9)	(1.6)	(6.9)	8.5	(6.9)
Other comprehensive income (loss), before tax	3,091.7	2,112.2	3,091.8	(5,204.0)	3,091.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,076.9	734.1	1,076.9	(1,811.0)	1,076.9
Other comprehensive income (loss), after tax	2,014.8	1,378.1	2,014.9	(3,393.0)	2,014.8
Comprehensive income (loss)	2,367.9	1,489.0	2,470.3	(3,984.1)	2,343.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(24.8)	—	(24.8)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$2,367.9	$1,489.0	$2,495.1	$(3,984.1)	$2,367.9

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(260.2)	$100.1	$1,955.8	$(137.0)	$1,658.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,700.8	—	6,700.8
Equity securities, available-for-sale	9.2	—	72.3	—	81.5
Mortgage loans on real estate	—	—	685.8	—	685.8
Limited partnerships/corporations	—	—	132.7	—	132.7
Acquisition of:
Fixed maturities	—	—	(7,396.0)	—	(7,396.0)
Equity securities, available-for-sale	(13.4)	—	(21.7)	—	(35.1)
Mortgage loans on real estate	—	—	(1,447.2)	—	(1,447.2)
Limited partnerships/corporations	—	—	(166.8)	—	(166.8)
Short-term investments, net	—	—	216.6	—	216.6
Policy loans, net	—	—	4.2	—	4.2
Derivatives, net	1.3	—	(495.5)	—	(494.2)
Other investments, net	—	0.1	2.1	—	2.2
Sales from consolidated investments entities	—	—	903.6	—	903.6
Purchases within consolidated investment entities	—	—	(603.2)	—	(603.2)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(126.3)	—	—	126.3	—
Return of capital contributions and dividends from subsidiaries	792.0	656.0	—	(1,448.0)	—
Capital contributions to subsidiaries	(35.0)	(5.0)	—	40.0	—
Collateral received (delivered), net	—	—	861.2	—	861.2
Purchases of fixed assets, net	—	—	(36.3)	—	(36.3)
Net cash provided by (used in) investing activities	628.1	651.1	(587.4)	(1,282.0)	(590.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,190.4	—	4,190.4
Maturities and withdrawals from investment contracts	—	—	(3,318.4)	—	(3,318.4)
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—	—	798.2
Repayment of debt with maturities of more than three months	(659.8)	(48.5)	—	—	(708.3)
Debt issuance costs	(14.4)	—	—	—	(14.4)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	—	73.2	53.1	(126.3)	—
Return of capital contributions and dividends to parent	—	(792.0)	(793.0)	1,585.0	—
Contributions of capital from parent	—	—	40.0	(40.0)	—
Borrowings of consolidated investment entities	—	—	43.0	—	43.0
Repayments of borrowings of consolidated investment entities	—	—	(296.4)	—	(296.4)
Contributions from (distributions to) participants in consolidated investment entities	—	—	17.6	—	17.6
Excess tax benefits on share-based compensation	—	—	4.4	—	4.4
Share-based compensation	(6.3)	—	—	—	(6.3)
Common stock acquired - Share repurchase	(487.2)	—	—	—	(487.2)
Dividends paid	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) financing activities	(373.6)	(767.3)	(59.6)	1,419.0	218.5
Net (decrease) increase in cash and cash equivalents	(5.7)	(16.1)	1,308.8	—	1,287.0
Cash and cash equivalents, beginning of period	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of period	$372.4	$2.3	$3,425.0	$—	$3,799.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(42.7)	$46.8	$1,649.1	$(170.0)	$1,483.2

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,164.6	—	5,164.6
Equity securities, available-for-sale	12.4	—	18.4	—	30.8
Mortgage loans on real estate	—	—	547.7	—	547.7
Limited partnerships/corporations	—	—	104.0	—	104.0
Acquisition of:
Fixed maturities	—	—	(5,552.7)	—	(5,552.7)
Equity securities, available-for-sale	(18.0)	—	(20.0)	—	(38.0)
Mortgage loans on real estate	—	—	(1,119.5)	—	(1,119.5)
Limited partnerships/corporations	—	—	(207.4)	—	(207.4)
Short-term investments, net	(212.0)	—	858.9	—	646.9
Policy loans, net	—	—	69.9	—	69.9
Derivatives, net	(2.8)	—	(167.9)	—	(170.7)
Other investments, net	—	13.6	3.4	—	17.0
Sales from consolidated investments entities	—	—	2,440.0	—	2,440.0
Purchases within consolidated investment entities	—	—	(3,539.7)	—	(3,539.7)
Maturity of intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans	(118.3)	—	—	118.3	—
Return of capital contributions from subsidiaries	976.0	917.0	—	(1,893.0)	—
Collateral received (delivered), net	—	—	(45.7)	—	(45.7)
Purchases of fixed assets, net	—	—	(24.0)	—	(24.0)
Net cash provided by (used in) investing activities	638.0	930.6	(1,470.0)	(1,775.4)	(1,676.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2015

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015 and financial condition as of June 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Note Concerning Forward-Looking Statements. Investors are directed to consider the risks and uncertainties discussed in Part II, Item 1A. of this Quarterly Report on Form 10-Q, as well as in other documents we have filed with the Securities and Exchange Commission ("SEC").

Overview

We provide our principal products and services in two ongoing businesses ("Ongoing Business")—Retirement and Investment Solutions; and Insurance Solutions—and report our results for the ongoing businesses through five ongoing operating segments.

The Retirement and Investment Solutions business provides its products and services through three segments: Retirement, Annuities and Investment Management. The Insurance Solutions business provides its products and services through two segments: Individual Life and Employee Benefits. In addition, we also have a Corporate and two Closed Block reporting segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, the start of the normalization process of monetary policy has resulted in an increase in volatility, exacerbated by heightened concern around the health of economic activity in China and, by extension, global economic conditions. This concern has been particularly acute in commodity-related sectors of the markets as investors adjust their expectations for companies in the energy and metals sectors in light of the correction in commodity prices. The result of the United Kingdom’s referendum on membership in the European Union could lead to further heightened volatility as the market reprices risk premia attributable to the political tail risk of a disorderly fracturing of this long-standing economic union. In the short- to medium-term, the potential for increased volatility, coupled with prevailing low interest rates, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by assets under management ("AUM") fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. In the long-term, however, we believe the financial crisis of 2008-2009 ("financial crisis") and resultant lingering uncertainty will motivate individuals to seek solutions combining elements of capital preservation, income and growth. Thus, as a company with strong retirement, investment management and insurance capabilities, we believe the current market conditions noted above may ultimately enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

Interest Rate Environment

After moving modestly higher in 2015, interest rates declined in the first half of 2016 and remain at levels that are extremely low by historical standards. The flattening of the yield curve that resulted from the beginning of the normalization of monetary policy in 2015 has persisted into 2016 despite no additional increases in the Federal Funds rate. The timing and impact of any further increases in the Federal Funds rate are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, continued development in labor markets, the outlook for inflation and other risks that will impact the level and volatility of rates. Ultra-low yields throughout the developed world may serve as an anchor for U.S. Treasury rates.

The continued low interest rate environment has affected, and may continue to affect, the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may also be adversely affected by the current low interest rate environment.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $93.6 billion as of June 30, 2016, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2016 will earn an average yield in the range of 3.25% to 3.75%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

104

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

Estimated Effects of Further Declines in Interest Rates on Financial Condition and Financial Results

We believe a further decrease in interest rates would negatively affect our financial performance. In particular, we estimate that, if the ten-year Treasury yield were to have dropped instantaneously as of December 31, 2015 to 1.0% and were to remain at that level through the end of 2019, and assuming other benchmark Treasury yields were also to have decreased proportionally at the same time, and were to remain at those levels through the end of 2019 (we refer to this scenario as the “Rate Drop Scenario”), our aggregate Operating earnings before income taxes across our five ongoing business segments would be from 2% to 9% lower in each of 2016, 2017, 2018, and 2019, as compared to our Baseline Scenario, with the effect increasing from the lower end of that range in 2016 to the higher end in 2019. We define “Baseline Scenario” to mean the financial results we expected to achieve over the period 2016 - 2019, based on our forecasts and projections as of December 31, 2015, which incorporated the Treasury yield curve as of such date. Except for the decline in rates described above that is incorporated into the Rate Drop Scenario, neither the Baseline Scenario nor the Rate Drop Scenario include the effect of any re-forecasts or projections of sales, net flows or other business model inputs developed after that date.

In addition, we estimate that the effect of the Rate Drop Scenario on new capital generation in 2016 would be minimal, and the cumulative effect of the Rate Drop Scenario on new capital generation over the three-year period from 2017 to 2019 would be a decrease of approximately 65-70 RBC percentage points as compared to the Baseline Scenario, based on current levels of Company Action Level RBC. This estimate includes the impact of any capital requirements in our CBVA segment, and further assumes that we would maintain our CBVA capital sufficiency with respect to the “CTE95” capital adequacy standard (as measured by Standard & Poor’s) at the same level of excess sufficiency as existed as of December 31, 2015.

The foregoing estimates give effect to our hedging and risk strategies as in effect on June 30, 2016, and certain modifications to the Capital Hedge Overlay (“CHO”) Program in our CBVA segment including the implementation of interest rate floors subsequent to June 30, 2016. See the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I, Item1. of this Quarterly Report on Form 10-Q.

Operating earnings before income taxes for our five ongoing business segments is a non-GAAP measure. We are unable to forecast the effect of the Rate Drop Scenario on our most directly comparable GAAP measure, net income, because of the high degree of unpredictability of the items that would adjust net income to calculate operating earnings before income taxes, including the effect of macroeconomic factors and policyholder behavior on the performance of our CBVA segment.

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

Furthermore, Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance fees related to sponsored private equity funds (“carried interest”) that are subject to later adjustment based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdles. For the three and six months ended June 30, 2016, our carried interest total net results were a loss of $12.2 million and $28.0 million, respectively, including the reversal of approximately $12.5 million and $30.2 million, respectively, in previously accrued carried interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. As of June 30, 2016, approximately $26.9 million of previously accrued carried interest, none of which is related to the private equity fund referenced above, would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. See Part I, Item 1A. - Risk Factors - of our Annual Report on Form 10-K for further information.

Operating Measures

This MD&A includes a discussion of Operating earnings before income taxes and Operating revenues, each of which is a measure used by management to evaluate segment performance. In addition, we believe that operating earnings before income taxes provides a meaningful measure of our business performance and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Net income (loss) and Operating earnings before income taxes when reviewing our financial and operating performance.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net investment income	$1,175.2	$1,108.2	$2,269.3	$2,256.2
Fee income	826.7	872.4	1,652.5	1,772.2
Premiums	711.6	667.2	1,678.4	1,276.0
Net realized capital gains (losses)	(101.3)	(0.3)	(90.6)	(259.8)
Other revenue	84.6	105.9	167.4	208.6
Income (loss) related to consolidated investment entities:
Net investment income	(0.8)	257.0	28.3	353.9
Changes in fair value related to collateralized loan obligations	—	(42.3)	—	(34.6)
Total revenues	2,696.0	2,968.1	5,705.3	5,572.5
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,549.7	1,449.0	3,425.4	2,820.7
Operating expenses	716.4	745.2	1,436.6	1,487.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	98.0	153.1	200.5	271.2
Interest expense	149.7	56.6	197.4	104.0
Operating expenses related to consolidated investment entities:
Interest expense	27.7	74.7	48.7	137.2
Other expense	1.4	3.3	2.3	4.5
Total benefits and expenses	2,542.9	2,481.9	5,310.9	4,825.0
Income (loss) before income taxes	153.1	486.2	394.4	747.5
Income tax expense (benefit)	17.1	119.1	66.1	164.7
Net income (loss)	136.0	367.1	328.3	582.8
Less: Net income (loss) attributable to noncontrolling interest	(25.5)	81.9	(24.8)	108.0
Net income (loss) available to our common shareholders	$161.5	$285.2	$353.1	$474.8

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating expenses:
Commissions	$255.8	$281.4	$500.8	$549.0
General and administrative expenses:
Strategic Investment Program	31.3	13.1	64.6	13.1
Other general and administrative expenses	532.8	538.8	1,074.3	1,102.4
Total general and administrative expenses	564.1	551.9	1,138.9	1,115.5
Total operating expenses, before DAC/VOBA deferrals	819.9	833.3	1,639.7	1,664.5
DAC/VOBA deferrals	(103.5)	(88.1)	(203.1)	(177.1)
Total operating expenses	$716.4	$745.2	$1,436.6	$1,487.4

The following table presents AUM and AUA as of the dates indicated:

	June 30,
($ in millions)	2016	2015
AUM and AUA:
Retirement and Investment Solutions:
Retirement	$303,247.3	$314,100.4
Annuities	27,337.6	26,889.5
Investment Management	252,944.9	257,389.8
Insurance Solutions:
Individual Life	15,105.5	15,728.9
Employee Benefits	1,809.2	1,814.6
Eliminations/Other	(173,919.5)	(174,971.5)
Total Ongoing Business	426,525.0	440,951.7
Closed Blocks:
Closed Block Variable Annuity	37,634.2	41,579.4
Closed Block Other	1,646.0	1,745.6
Total Closed Blocks	39,280.2	43,325.0
Total AUM and AUA	$465,805.2	$484,276.7

AUM	276,326.1	283,269.8
AUA	189,479.1	201,006.9
Total AUM and AUA	$465,805.2	$484,276.7

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Retirement and Investment Solutions:(1)
Retirement	$140.5	$128.4	$244.2	$252.9
Annuities	72.6	61.0	123.3	129.6
Investment Management	31.8	47.0	54.5	93.9
Insurance Solutions:(1)
Individual Life	50.3	37.7	91.4	81.1
Employee Benefits	32.3	37.7	53.1	78.3

Corporate	(94.3)	(53.3)	(167.3)	(101.5)
Closed Block Other	1.9	4.0	5.7	17.8
Total operating earnings before income taxes	235.1	262.5	404.9	552.1

Adjustments:
Closed Block Variable Annuity(2)	56.5	180.5	102.5	151.1
Net investment gains (losses) and related charges and adjustments(3)	(24.7)	(9.4)	(85.1)	41.0
Net guaranteed benefit hedging gains (losses) and related charges and adjustments(3)	21.2	24.6	114.7	(22.6)
Income (loss) related to businesses exited through reinsurance or divestment(3)	0.5	(33.3)	2.1	(48.7)
Income (loss) attributable to noncontrolling interest(3)	(25.5)	81.9	(24.8)	108.0
Loss related to early extinguishment of debt(3)	(102.4)	(9.9)	(104.1)	(9.9)
Other adjustments to operating earnings(3)	(7.6)	(10.7)	(15.8)	(23.5)
Income (loss) before income taxes	$153.1	$486.2	$394.4	$747.5
(1) Ongoing Business
(2) Our CBVA segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.
(3) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Retirement and Investment Solutions:(1)
Retirement	$722.3	$593.8	$1,660.0	$1,194.3
Annuities	319.1	310.4	622.1	626.0
Investment Management	142.4	158.6	274.6	321.7
Insurance Solutions:(1)
Individual Life	624.9	662.9	1,248.9	1,331.7
Employee Benefits	400.8	376.2	800.5	747.1

Corporate	17.5	18.6	30.4	39.0
Closed Block Other	15.4	16.0	31.2	37.9
Total operating revenues	2,242.4	2,136.5	4,667.7	4,297.7

Adjustments:
Closed Block Variable Annuity(2)	362.0	658.5	815.0	922.9
Net realized investment gains (losses) and related charges and adjustments(3)	(39.6)	(19.1)	(147.3)	34.0
Gain (loss) on change in fair value of derivatives related to guaranteed benefits(3)	35.6	44.4	165.7	(9.2)
Revenues related to businesses exited through reinsurance or divestment(3)	66.1	(52.2)	124.6	(11.6)
Revenues attributable to noncontrolling interest(3)	3.5	159.8	26.0	249.6
Other adjustments to operating revenues(3)	26.0	40.2	53.6	89.1
Total revenues	$2,696.0	$2,968.1	$5,705.3	$5,572.5
(1) Ongoing Business
(2) Our CBVA segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.
(3) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

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

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Other-than-temporary impairments	$(4.1)	$(8.4)	$(14.9)	$(12.2)
CMO-B fair value adjustments(1)	2.6	0.1	(33.1)	37.6
Gains (losses) on the sale of securities	(10.1)	4.3	(61.4)	9.4
Other, including changes in the fair value of derivatives	(24.2)	(15.1)	(17.4)	1.0
Total investment gains (losses)	(35.8)	(19.1)	(126.8)	35.8
Net amortization of DAC/VOBA and other intangibles on above	14.4	9.7	58.7	6.7
Net investment gains (losses), including Closed Block Variable Annuity	(21.4)	(9.4)	(68.1)	42.5
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	3.3	—	17.0	1.5
Net investment gains (losses)	$(24.7)	$(9.4)	$(85.1)	$41.0
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q and part II, Item 7. of our Annual report on form 10-K.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Gain (loss), excluding nonperformance risk	$0.6	$38.3	$49.4	$(23.9)
Gain (loss) due to nonperformance risk	21.7	(0.9)	96.3	(5.5)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	22.3	37.4	145.7	(29.4)
Net amortization of DAC/VOBA and sales inducements	(1.1)	(12.8)	(31.0)	6.8
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$21.2	$24.6	$114.7	$(22.6)

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$19.6	$(7.0)	$19.2	$(2.3)
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

Consolidated - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Income (Loss)

Net investment income increased $67.0 million from $1,108.2 million to $1,175.2 million primarily due to growth in general account assets in our Retirement and CBVA segments, higher prepayment fee income in our Retirement and Annuities segments and growth in FIAs in our Annuities segment, partially offset by lower Annual Reset/Multi-Year Guarantee (“AR/MYGAs”) general account assets resulting from continued run-off. Partially offsetting these increases were lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, and the impact of the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations). The decline in alternative investment income included the reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund.

Fee income decreased $45.7 million from $872.4 million to $826.7 million primarily due to continued runoff in our CBVA segment and lower Fee income in our Retirement segment. The decline in our Retirement segment was due to shift in the business mix, terminated contracts in the recordkeeping business and the impact of participants' transfers from variable investment options into fixed investment options. These declines are partially offset by an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges from higher universal life sales in our Individual Life segment.

Premiums increased $44.4 million from $667.2 million to $711.6 million primarily due to the pension risk transfer contracts in our Retirement segment and increased block size due to sales and favorable persistency on group stop loss, voluntary and group life product lines in our Employee Benefits segment. In addition, the impact of the Second Quarter 2015 Reinsurance transaction (defined below in our Closed Block Other segment’s results of operations) resulted in a favorable variance. These increases were partially offset by lower premiums from the annuitization of life contingent contracts in our CBVA segment and lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction.

Net realized capital losses increased $101.0 million from $0.3 million to $101.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment, discussed below, partially offset by changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in a decrease in Net realized capital losses of $312.0 million, from a loss of $69.1 million to a gain of $242.9 million. Gains from market value changes associated with business reinsured are offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders.

Net changes in the fair value of derivatives and the guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a loss of $224.1 million in the current period compared to a gain of $229.8 million in the prior period. The $453.9 million unfavorable variance was primarily due to interest rate movements, which decreased in the current period compared to an increase in the prior period, as well as higher implied volatility. An unfavorable variance in our CHO program of $37.8 million, from a loss of $14.4 million to a loss of $52.3 million, was primarily due to equity market performance variances. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Other revenue decreased $21.3 million from $105.9 million to $84.6 million primarily due to lower letter of credit (“LOC”) recoveries as a result of debt restructuring in 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description), and lower performance and servicing fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders increased $100.7 million from $1,449.0 million to $1,549.7 million primarily due to pension risk transfer contracts in our Retirement segment and unfavorable net mortality related to the aging of the block partially offset by favorable changes in intangible unlocking in our Individual Life segment. In addition, higher Employee Benefits group stop loss and group life in-force, and higher loss ratios due to favorable loss ratio experience in the prior period that did not reoccur, contributed to the increase. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in Net realized capital losses. These increases were partially offset by a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction, and a decrease in reserves in our CBVA segment, primarily due to favorable fund returns in the current period and lower annuitization of life contingent contracts.

Operating expenses decreased $28.8 million from $745.2 million to $716.4 million primarily due to lower LOC fees as a result of debt restructuring in 2015, referenced above, lower expenses due to the Second Quarter 2015 Reinsurance Transaction and the Fourth Quarter 2015 Reinsurance Transaction, lower expenses in our CBVA segment as a result of continued runoff, lower recordkeeping expenses associated with terminated contracts, and lower variable compensation, commission expenses and rebranding costs. These declines were partially offset by higher legal costs, expenses related to our Strategic Investment Program and higher expenses associated with growth of the business in our Employee Benefits segment.

Net amortization of DAC/VOBA decreased $55.1 million from $153.1 million to $98.0 million primarily due to favorable changes in unlocking resulting from higher prepayment fee income in the Retirement segment, the impact of the Fourth Quarter 2015 Reinsurance Transaction and the net impact of lower amortization and unfavorable unlocking on the universal life block driven by lower gross profits. In addition, lower gross profits due to net investment losses and lower guaranteed benefit hedging gains resulted in lower amortization.

Income (loss) before income taxes decreased $333.1 million from $486.2 million to $153.1 million primarily due to net losses related to the guarantee hedge program in our CBVA segment, excluding nonperformance risk, compared to gains in the prior period, an unfavorable variance attributable to noncontrolling interests, and higher losses related to the early extinguishment of debt. In addition, lower Operating earnings before income taxes, described below, contributed to the decline. These decreases were partially offset by favorable changes in the fair value of guaranteed benefit derivatives due to nonperformance risk.

Income tax expense (benefit) decreased $102.0 million from $119.1 million to $17.1 million primarily due to a decrease in our income and an increase in the benefit associated with the dividends received deduction ("DRD").

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $27.4 million from $262.5 million to $235.1 million primarily due to lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, lower Fee income, higher legal costs and expenses related to our Strategic Investment Program. These decreases were partially offset by favorable changes in DAC/VOBA and other intangibles unlocking, higher prepayment fee income, growth in general account assets in our Retirement segment and improved margins in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment losses and related charges and adjustments increased $15.3 million from $9.4 million to $24.7 million primarily due to losses compared to gains on the sale of securities in the prior period.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $3.4 million from $24.6 million to $21.2 million as a result of changes excluding nonperformance risk which decreased $37.7 million, from a gain of $38.3 million to a gain of $0.6 million, mostly offset by changes in the fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an improvement of $22.6 million, from a loss of $0.9 million to a gain of $21.7 million.

Income (loss) related to businesses exited through reinsurance or divestment changed $33.8 million from a loss of $33.3 million to a gain of $0.5 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, and investment gains on securities associated with business reinsured.

Loss on early extinguishment of debt increased $92.5 million in the current period primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $3.1 million from a loss of $10.7 million to a loss of $7.6 million primarily due to lower rebranding costs.

Consolidated - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Income (Loss)

Net investment income increased $13.1 million from $2,256.2 million to $2,269.3 million primarily due to growth in general account assets in our Retirement and CBVA segments as well as growth in FIAs in our Annuities segment, partially offset by lower AR/MYGAs general account assets resulting from continued run-off. Partially offsetting these increases were declines due to lower alternative investment income, the impacts of the continued low interest rate environment on reinvestment rates and the impact of the Fourth Quarter 2015 Reinsurance Transaction. The decline in alternative investment income included the reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund.

Fee income decreased $119.7 million from $1,772.2 million to $1,652.5 million primarily due to continued runoff in our CBVA segment and lower Fee income in our Retirement segment. The decline in our Retirement segment was due to lower separate account AUM resulting from the cumulative impact of equity market performance, the shift in business mix, as well as the impacts of participants' transfers from variable investment options into fixed investment options and terminated contracts in the recordkeeping business. These declines are partially offset by an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges from higher universal life sales in our Individual Life segment.

Premiums increased $402.4 million from $1,276.0 million to $1,678.4 million primarily due to pension risk transfer contracts in our Retirement segment, and increased block size due to sales and favorable persistency on group stop loss, voluntary and group life product lines in our Employee Benefits segment. These increases were partially offset by lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction and the impact of annuitization of life contingent contracts in our CBVA segment.

Net realized capital losses decreased $169.2 million from $259.8 million to $90.6 million primarily due to changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in a decrease in Net realized capital losses of $756.4 million, from a loss of $17.7 million to a gain of $738.7 million, and a favorable change in the fair value of guaranteed benefit derivatives, excluding nonperformance risk in our Ongoing Business due to changes in interest rates. Gains from market value changes associated with business reinsured are offset by the corresponding increase in Interest credited and other benefits to contract owners/policyholders.The improvements were partially offset by changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment, discussed below, and losses on the sale of securities and CMO-B fair value adjustments compared to gains in the prior period.

Net changes in the fair value of derivatives and the guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a loss of $608.8 million in the current period compared to a loss of $13.3 million in the prior period.  The $595.5 million unfavorable variance was primarily due to interest rate movements, which decreased in the current period compared to an increase in the prior period, as well as lower fund returns relative to market performance in the current period and higher implied volatility. An unfavorable variance in our CHO program of $53.0 million, from a loss of $16.7 million to a loss of $69.7 million, was primarily due to equity market performance variances. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Other revenue decreased $41.2 million from $208.6 million to $167.4 million primarily due to lower letter of credit (“LOC”) recoveries as a result of debt restructuring in 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description) and lower performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders increased $604.7 million from $2,820.7 million to $3,425.4 million primarily due to pension risk transfer contracts in our Retirement segment and unfavorable net mortality related to the aging of the block partially offset by favorable changes in intangible unlocking in our Individual Life segment. In addition, higher Employee Benefits group stop loss and group life benefits associated with the growth of the business and higher benefits incurred as a result of favorable loss ratio experience in the prior period that did not reoccur contributed to the increase. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in net realized capital losses. These increases were partially offset by a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction, favorable reserve developments in our Individual Life segment, and a decrease in reserves in our CBVA segment, primarily due lower annuitization of life contingent contracts.

Operating expenses decreased $50.8 million from $1,487.4 million to $1,436.6 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, lower expenses in our CBVA segment as a result of continued runoff, lower expenses as a result of the Second Quarter 2015 Reinsurance Transaction and the Fourth Quarter 2015 Reinsurance Transaction, lower recordkeeping expenses associated with terminated contracts as well as lower variable compensation, commission expenses and rebranding costs. These declines were partially offset by an increase in expenses related to our Strategic Investment Program, higher legal costs, higher expenses associated with growth of the business in our Employee Benefits segment, as well as higher distribution and information technology expenses in our Retirement and Annuities segments.

Net amortization of DAC/VOBA decreased $70.7 million from $271.2 million to $200.5 million primarily due to favorable changes in unlocking due to higher prepayment fee income and participants’ transfers from variable investment options into fixed investment options in the Retirement segment, lower net investment gains (losses), the impact of the Fourth Quarter 2015 Reinsurance Transaction and the net impact of lower amortization and unfavorable unlocking on the universal life block driven by lower gross profits, partially offset by the impact of higher gross profits due to guaranteed benefit hedging gains (losses).

Income (loss) before income taxes decreased $353.1 million from $747.5 million to $394.4 million primarily due to an unfavorable variance attributable to noncontrolling interests, net investment losses primarily due to CMO-B fair value adjustments and losses on the sale of securities, higher losses related to the early extinguishment of debt and higher net losses related to the incurred guaranteed benefits and our guarantee hedge program in our CBVA segment, excluding nonperformance risk. In addition, lower Operating earnings before income taxes, described below, contributed to the decline. These decreases were partially offset by favorable changes in the fair value of guaranteed benefit derivatives due to nonperformance risk.

Income tax expense (benefit) decreased $98.6 million from $164.7 million to $66.1 million primarily due to a decrease in our income and an increase in the benefit associated with the DRD.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $147.2 million from $552.1 million to $404.9 million primarily due to lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, lower Fee income, higher legal costs and expenses related to our Strategic Investment Program. These decreases were partially offset by favorable changes in DAC/VOBA and other intangibles unlocking, growth in general account assets in our Retirement segment and improved margins in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments decreased $126.1 million from a gain of $41.0 million to a loss of $85.1 million primarily due to current period losses resulting from unfavorable changes in fair value adjustments on our CMO-B portfolio and losses on the sale of securities, compared to gains in the prior period.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $137.3 million from a loss of $22.6 million to a gain of $114.7 million as a result of changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in a gain of $96.3 million in the current period compared to a loss of $5.5 million in the prior period. Changes in interest rates resulted in a favorable change in the fair value of guaranteed benefit derivatives, excluding nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment changed $50.8 million from a loss of $48.7 million to a gain of $2.1 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, and investment gains on securities associated with business reinsured.

Loss on early extinguishment of debt increased $94.2 million in the current period primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $7.7 million from a loss of $23.5 million to a loss of $15.8 million primarily due to lower restructuring and rebranding costs.

Results of Operations - Segment by Segment

Retirement and Investment Solutions - Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$419.4	$382.1	$820.1	$771.0
Fee income	170.2	188.9	335.3	375.8
Premiums	114.6	3.7	469.2	14.4
Other revenue	18.1	19.1	35.4	33.1
Total operating revenues	722.3	593.8	1,660.0	1,194.3
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	342.7	214.2	919.3	430.8
Operating expenses	213.9	221.3	439.2	441.1
Net amortization of DAC/VOBA	25.2	29.9	57.3	69.5
Total operating benefits and expenses	581.8	465.4	1,415.8	941.4
Operating earnings before income taxes	$140.5	$128.4	$244.2	$252.9

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$10.7	$3.5	$12.5	$(0.7)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	June 30,
($ in millions)	2016	2015
Corporate markets	$46,848.4	$45,317.2
Tax-exempt markets	52,699.4	55,415.5
Total full service plans	99,547.8	100,732.7
Stable value(1) and pension risk transfer	11,967.3	8,974.8
Retail wealth management	3,397.0	3,276.0
Total AUM	114,912.1	112,983.5
AUA	188,335.2	201,116.9
Total AUM and AUA	$303,247.3	$314,100.4
(1) Consists of assets where we are the investment manager.

	June 30,
($ in millions)	2016	2015
General Account	$31,101.3	$28,328.7
Separate Account	57,521.6	60,118.4
Mutual Fund/Institutional Funds	26,289.2	24,536.4
AUA	188,335.2	201,116.9
Total AUM and AUA	$303,247.3	$314,100.4

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$112,427.2	$112,502.3	$110,807.1	$109,693.3
Deposits	3,734.4	3,549.6	7,917.0	7,817.8
Surrenders, benefits and product charges	(3,041.9)	(3,074.3)	(6,142.2)	(6,681.9)
Net flows	692.5	475.3	1,774.8	1,135.9
Interest credited and investment performance	1,792.4	5.9	2,330.2	2,154.3
Balance as of end of period	$114,912.1	$112,983.5	$114,912.1	$112,983.5

Retirement - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $37.3 million from $382.1 million to $419.4 million primarily due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options and an increase in prepayment fee income. These increases were partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $18.7 million from $188.9 million to $170.2 million primarily due to shift in business mix, participants’ transfers from variable investment options into fixed investment options and the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM. Terminated contracts in the recordkeeping business also contributed to the decrease.

Premiums increased $110.9 million from $3.7 million to $114.6 million primarily due to pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $128.5 million from $214.2 million to $342.7 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses decreased $7.4 million from $221.3 million to $213.9 million primarily due to lower recordkeeping expenses associated with terminated contracts and lower variable compensation.

Net amortization of DAC/VOBA decreased $4.7 million from $29.9 million to $25.2 million primarily due to higher favorable unlocking resulting from higher prepayment fee income and higher separate account performance compared to the prior period, partially offset by higher amortization due to higher gross profits.

Operating earnings before income taxes

Operating earnings before income taxes increased $12.1 million from $128.4 million to $140.5 million primarily due to growth in the general account, an increase in prepayment fee income, favorable DAC/VOBA unlocking in the current period and lower variable compensation. These increases are partially offset by the impacts of lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, the shift in business mix, terminated contracts in the recordkeeping business, and the increase in DAC/VOBA amortization due to higher gross profits.

Retirement - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $49.1 million from $771.0 million to $820.1 million primarily due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options and an increase in prepayment fee income. These increases were partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $40.5 million from $375.8 million to $335.3 million primarily due to the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM, the shift in business mix and participants’ transfers from variable investment options into fixed investment options. Terminated contracts in the recordkeeping business also contributed to the decrease.

Premiums increased $454.8 million from $14.4 million to $469.2 million primarily due to pension risk transfer contracts, which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue increased $2.3 million from $33.1 million to $35.4 million primarily due to an increase in broker-dealer revenue.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $488.5 million from $430.8 million to $919.3 million primarily due to the increase in reserves associated with the pension risk transfer contracts as well as higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses decreased $1.9 million from $441.1 million to $439.2 million primarily due to lower asset based commissions and lower recordkeeping expenses associated with terminated contracts partially offset by higher distribution and information technology expenses.

Net amortization of DAC/VOBA decreased $12.2 million from $69.5 million to $57.3 million primarily due to favorable unlocking in the current period resulting from higher prepayment fee income and participants’ transfers from variable investment options into fixed investment options compared to unfavorable unlocking in the prior period due to anticipated contract terminations. This is partially offset by lower separate account performance in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $8.7 million from $252.9 million to $244.2 million primarily due to the impacts of equity market performance and terminated contracts in the recordkeeping business as well as the shift in business mix. Lower alternative investment income, and lower yields, including the impact of the continued low interest rate environment on reinvestment rates, and an increase in distribution and information technology spend also contributed to the decrease. These decreases are partially offset by the growth in the general account, higher prepayment fee income, favorable DAC/VOBA unlocking in the current period and lower asset based commissions.

Retirement and Investment Solutions - Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$269.3	$263.2	$524.4	$530.2
Fee income	16.4	16.0	32.2	31.2
Premiums	29.5	27.3	57.3	57.1
Other revenue	3.9	3.9	8.2	7.5
Total operating revenues	319.1	310.4	622.1	626.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	173.0	177.3	348.9	352.7
Operating expenses	39.0	38.4	79.5	76.0
Net amortization of DAC/VOBA	34.5	33.7	70.4	67.7
Total operating benefits and expenses	246.5	249.4	498.8	496.4
Operating earnings before income taxes	$72.6	$61.0	$123.3	$129.6

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$14.4	$5.0	$22.4	$14.5
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM for our Annuities segment as of the dates indicated:

	June 30,
($ in millions)	2016		2015
AUM by Product Group:
Fixed single-year	$3,306.2		$3,496.5
Fixed multi-year	1,836.2		2,168.2
Indexed	14,163.2		13,521.7
SPIA & Payout	2,832.3		2,856.7
Investment-only products	4,809.7	(1)	4,408.1
Other annuities	390.0		438.3
Total AUM	$27,337.6		$26,889.5
(1) Includes mutual funds and certain separate accounts.

	June 30,
($ in millions)	2016	2015
AUM by Fund Group:
General account	$21,840.6	$21,715.3
Separate account	750.9	766.1
Mutual funds	4,746.1	4,408.1
Total AUM	$27,337.6	$26,889.5

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$27,181.7	$26,818.2	$27,035.8	$26,650.0
Deposits	800.7	738.2	1,657.5	1,427.0
Surrenders, benefits and product charges	(846.1)	(842.0)	(1,652.6)	(1,639.7)
Net flows	(45.4)	(103.8)	4.9	(212.7)
Interest credited and investment performance	201.3	175.1	296.9	452.2
Balance as of end of period	$27,337.6	$26,889.5	$27,337.6	$26,889.5

Annuities - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $6.1 million from $263.2 million to $269.3 million primarily due to an increase in prepayment fee income and higher investment income resulting from the growth in FIAs, partially offset by lower AR/MYGAs general account assets resulting from continued run-off and the impact of the continued low interest rate environment on reinvestment rates, as well as lower alternative investment income.

Fee income increased $0.4 million from $16.0 million to $16.4 million primarily due to the growth in assets of investment-only products.

Premiums increased $2.2 million from $27.3 million to $29.5 million primarily due to higher premiums in immediate annuities with life contingencies which correspond to higher Interest credited and other benefits to contract owner/policyholders.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $4.3 million from $177.3 million to $173.0 million primarily due to lower interest credited driven by the favorable impact of the continued runoff of the AR/MYGAs. The change in the mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are generally lower than credited rates on AR/MYGAs. Also contributing to the decline in interest credited is a decrease in sales inducement amortization in the current period. These favorable changes are partially offset by an increase in payout reserves resulting from an increase in immediate annuities with life contingencies.

Operating expenses increased $0.6 million from $38.4 million to $39.0 million primarily due to distribution and information technology expenses to support higher sales volume, partially offset by lower mutual fund commissions.

Net amortization of DAC/VOBA increased $0.8 million from $33.7 million to $34.5 million primarily due to an increase in amortization due to higher gross profits in the current period, as well as the impact of higher amortization rates. These unfavorable changes were partially offset by higher favorable DAC/VOBA unlocking due to higher prepayment fee income and favorable persistency.

Operating earnings before income taxes

Operating earnings before income taxes increased $11.6 million from $61.0 million to $72.6 million as a result of higher prepayment fee income, improved margins related to the change in mix of business between AR/MYGAs and FIAs, and higher favorable DAC/VOBA unlocking. Partially offsetting these items was higher DAC/VOBA amortization due to higher gross profits and amortization rates as well as lower alternative investment income.

Annuities - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $5.8 million from $530.2 million to $524.4 million primarily due to a decrease in alternative investment income, as well as lower AR/MYGA general account assets resulting from the continued run-off and the impact of the continued low interest rate environment on reinvestment rates. Partially offsetting these items were increases in prepayment fee income and investment income resulting from the growth in FIAs.

Fee income increased $1.0 million from $31.2 million to $32.2 million primarily due to growth in assets of investment-only products.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $3.8 million from $352.7 million to $348.9 million primarily due to lower interest credited driven by the change in the mix of business between AR/MYGAs and FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs. This favorable variance is partially offset by lower favorable mortality and higher sales inducements amortization in the current period.

Operating expenses increased $3.5 million from $76.0 million to $79.5 million primarily due to increases in distribution and information technology expenses to support higher sales volume.

Net amortization of DAC/VOBA increased $2.7 million from $67.7 million to $70.4 million primarily due to an increase in amortization due to higher gross profits in the current period, as well as the impact of higher amortization rates. These unfavorable changes were partially offset by higher favorable DAC/VOBA unlocking in the current period due to higher prepayment fee income and favorable persistency.

Operating earnings before income taxes

Operating earnings before income taxes decreased $6.3 million from $129.6 million to $123.3 million as a result of lower alternative investment income, lower favorable mortality in the current period, higher operating expenses, and higher DAC/VOBA amortization due to higher gross profits. Partially offsetting these items are higher favorable DAC/VOBA unlocking, higher prepayment fee income and improved margins related to the change in mix of business between AR/MYGAs and FIAs.

Retirement and Investment Solutions - Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$(8.6)	$3.4	$(23.3)	$9.5
Fee income	144.4	147.6	283.7	294.5
Other revenue	6.6	7.6	14.2	17.7
Total operating revenues	142.4	158.6	274.6	321.7
Operating benefits and expenses:
Operating expenses	110.6	111.6	220.1	227.8
Total operating benefits and expenses	110.6	111.6	220.1	227.8
Operating earnings before income taxes	$31.8	$47.0	$54.5	$93.9

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Investment Management intersegment revenues	$40.7	$39.9	$80.7	$78.5

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	June 30,
($ in millions)	2016	2015
AUM:
Institutional/retail
Investment Management sourced	$71,034.0	$70,812.0
Affiliate sourced(1)	54,277.4	57,390.9
General account	78,671.2	77,795.8
Total AUM	203,982.6	205,998.7
AUA:
Affiliate sourced(2)	48,962.3	51,391.1
Total AUM and AUA	$252,944.9	$257,389.8
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net Flows:
Investment Management sourced	$464.0	$545.8	$981.3	$1,294.3
Affiliate sourced	(708.4)	(1,301.0)	(1,413.2)	(2,375.1)
Total	$(244.4)	$(755.2)	$(431.9)	$(1,080.8)

Investment Management - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) changed $12.0 million from a gain of $3.4 million to a loss of $8.6 million primarily related to lower alternative investment income in the current period due to a reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund.

Fee income decreased $3.2 million from $147.6 million to $144.4 million primarily due to a decline in average AUM driven by the impact of net outflows in the second half of 2015 and equity market volatility resulting in lower management and administrative fees.

Other revenue decreased $1.0 million from $7.6 million to $6.6 million primarily due to lower performance and servicing fees earned in the current period.

Operating benefits and expenses

Operating expenses decreased $1.0 million from $111.6 million to $110.6 million primarily due to lower compensation related expenses including variable expenses associated with lower operating earnings and a decrease in commission expenses.

Operating earnings before income taxes

Operating earnings before income taxes decreased $15.2 million from $47.0 million to $31.8 million primarily due to lower alternative investment income largely the result of the reversal of previously accrued carried interest related to a sponsored private equity fund as well as a decline in average AUM. These unfavorable changes were partially offset by lower compensation related expenses associated with decreases in operating earnings and lower commission expenses.

Investment Management - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $32.8 million from a gain of $9.5 million to a loss of $23.3 million primarily related to lower alternative investment income in the current period due to a reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund.

Fee income decreased $10.8 million from $294.5 million to $283.7 million primarily due to a decline in average AUM driven by the impact of net outflows in the second half of 2015 and equity market volatility resulting in lower management and administrative fees.

Other revenue decreased $3.5 million from $17.7 million to $14.2 million primarily due to lower performance fees earned in the current period.

Operating benefits and expenses

Operating expenses decreased $7.7 million from $227.8 million to $220.1 million primarily due to lower compensation related expenses including variable expenses associated with lower operating earnings and a decrease in commission expenses.

Operating earnings before income taxes

Operating earnings before income taxes decreased $39.4 million from $93.9 million to $54.5 million primarily due to lower alternative investment income largely the result of the reversal of previously accrued carried interest related to a sponsored private equity fund, a decline in average AUM and lower performance fees earned in the current period. These unfavorable changes were partially offset by lower compensation related expenses associated with decreases in operating earnings and lower commission expenses.

Insurance Solutions - Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$210.7	$220.8	$418.6	$443.2
Fee income	300.2	287.0	597.4	582.3
Premiums	110.3	151.4	224.8	298.0
Other revenue	3.7	3.7	8.1	8.2
Total operating revenues	624.9	662.9	1,248.9	1,331.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	458.1	495.8	916.9	986.4
Operating expenses	79.8	85.4	165.4	177.7
Net amortization of DAC/VOBA	36.7	44.0	75.2	86.5
Total operating benefits and expenses	574.6	625.2	1,157.5	1,250.6
Operating earnings before income taxes	$50.3	$37.7	$91.4	$81.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(4.0)	$(14.6)	$(11.9)	$(14.5)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Sales by Product Line:
Universal life:
Guaranteed	$—	$—	$0.1	$—
Accumulation	1.3	1.0	3.1	2.6
Indexed	23.1	15.5	40.4	29.9
Total universal life	24.4	16.5	43.6	32.5
Variable life	1.0	1.7	1.8	2.7
Term	3.0	5.1	6.5	10.0
Total sales by product line	$28.4	$23.3	$51.9	$45.2

Total gross premiums	$448.0	$470.2	$887.6	$945.2
End of period:
In-force face amount	$354,465.0	$470,023.2	$354,465.0	$470,023.2
In-force policy count	908,998	1,103,656	908,998	1,103,656
New business policy count (paid)	3,969	5,607	8,220	11,014

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

Individual Life - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net investment income and net realized gains (losses) decreased $10.1 million from $220.8 million to $210.7 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $13.2 million from $287.0 million to $300.2 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges driven by higher universal life premiums, partially offset by the impact of favorable intangible unlocking in the prior period that did not reoccur.

Premiums decreased $41.1 million from $151.4 million to $110.3 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $37.7 million from $495.8 million to $458.1 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction. Excluding the impact of this transaction, interest credited and other benefits to contract owners/policyholders increased driven by unfavorable net mortality due to aging of the block partially offset by unfavorable intangible unlocking due to assumption changes related to the cost of reinsurance, in the prior period that did not reoccur.

Operating expenses decreased $5.6 million from $85.4 million to $79.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction partially offset by increased commissions on higher universal life sales and credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $7.3 million from $44.0 million to $36.7 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction and the net impact of lower amortization and unfavorable unlocking on the universal life block driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes increased $12.6 million from $37.7 million to $50.3 million primarily due to an increase in the cost of insurance fees on the aging in-force universal life blocks, favorable unlocking and lower net intangible amortization, driven by lower profits on universal life blocks and higher contractual charges. These increases were partially offset by unfavorable net mortality due to the aging of the block and the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Individual Life - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $24.6 million from $443.2 million to $418.6 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction, lower prepayment fee income, lower alternative investment income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $15.1 million from $582.3 million to $597.4 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and higher net contractual charges driven by higher universal life premiums.

Premiums decreased $73.2 million from $298.0 million to $224.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $69.5 million from $986.4 million to $916.9 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction. Excluding the impact of this transaction, interest credited and other benefits to contract owners/policyholders increased driven by unfavorable net mortality due to the aging of the block partially offset by favorable reserve developments and unfavorable intangible unlocking, due to assumption changes related to the cost of reinsurance, in the prior period that did not reoccur.

Operating expenses decreased $12.3 million from $177.7 million to $165.4 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction partially offset by credit facility fees supporting reinsurance transactions.

Net amortization of DAC/VOBA decreased $11.3 million from $86.5 million to $75.2 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction and the net impact of lower amortization and unfavorable unlocking on the universal life block driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes increased $10.3 million from $81.1 million to $91.4 million primarily due to an increase in the cost of insurance fees on the aging in-force universal life blocks, lower net intangible amortization driven by lower profits on the universal life block, higher premiums and net contractual charges and favorable reserve developments in the current period. These increases were partially offset by unfavorable net mortality due to aging of the block and lower prepayment fee income and alternative asset income.

Insurance Solutions - Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$27.5	$28.0	$52.9	$54.5
Fee income	15.8	15.5	31.6	31.3
Premiums	358.6	334.4	718.1	664.4
Other revenue	(1.1)	(1.7)	(2.1)	(3.1)
Total operating revenues	400.8	376.2	800.5	747.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	286.1	260.1	579.6	515.5
Operating expenses	77.1	73.3	156.8	143.6
Net amortization of DAC/VOBA	5.3	5.1	11.0	9.7
Total operating benefits and expenses	368.5	338.5	747.4	668.8
Operating earnings before income taxes	$32.3	$37.7	$53.1	$78.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(1.5)	$(0.9)	$(3.8)	$(1.6)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Sales by Product Line:
Group life	$5.1	$6.0	$48.0	$42.6
Group stop loss	9.7	21.9	182.0	224.9
Other group products	2.3	2.2	24.2	20.9
Total group products	17.1	30.1	254.2	288.4
Voluntary products	8.2	10.6	38.1	25.1
Total sales by product line	$25.3	$40.7	$292.3	$313.5

Total gross premiums and deposits	$407.2	$383.4	$817.3	$758.0
Total annualized in-force premiums	1,682.5	1,579.8	1,682.5	1,579.8

Loss Ratios:
Group life (interest adjusted)	72.9%	74.0%	78.8%	74.1%
Group stop loss	76.8%	72.2%	76.0%	71.3%

Employee Benefits - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating revenues

Premiums increased $24.2 million from $334.4 million to $358.6 million primarily due to increased block size due to sales and favorable persistency on group stop loss, group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $26.0 million from $260.1 million to $286.1 million primarily due to higher group stop loss benefits incurred as a result of higher in-force and higher loss ratios from favorable experience in the prior period that did not reoccur and higher voluntary benefits resulting from higher in-force.

Operating expenses increased $3.8 million from $73.3 million to $77.1 million primarily due to higher variable expenses associated with the growth of the business.

Operating earnings before income taxes

Operating earnings before income taxes decreased $5.4 million from $37.7 million to $32.3 million primarily due to higher benefits incurred and increased expenses partially offset by the growth of the business and higher and improved persistency.  The current period group stop loss ratio is within the expected range although higher than the prior period.

Employee Benefits - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $1.6 million from $54.5 million to $52.9 million primarily driven by lower alternative investment income.

Premiums increased $53.7 million from $664.4 million to $718.1 million primarily due to increased block size due to sales and favorable persistency on group stop loss, group life and voluntary product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $64.1 million from $515.5 million to $579.6 million primarily due to higher group stop loss and group life benefits associated with growth of the business and higher benefits incurred as a result of favorable loss ratio experience in the prior period that did not reoccur.

Operating expenses increased $13.2 million from $143.6 million to $156.8 million primarily due to higher variable expenses associated with growth of the business.

Net amortization of DAC/VOBA increased $1.3 million from $9.7 million to $11.0 million primarily due to higher terminated cases in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $25.2 million from $78.3 million to $53.1 million primarily due to higher group stop loss, group life, and voluntary benefits and increased expenses partially offset by higher premiums driven by the growth of the business and improved persistency.  The current period group stop loss and group life loss ratios are within the expected range although higher than the prior period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Interest expense	$(49.0)	$(49.9)	$(97.7)	$(97.9)
Amortization of intangibles	(9.1)	(9.2)	(18.2)	(18.4)
Strategic Investment Program	(31.3)	(13.1)	(64.6)	(13.1)
Other	(4.9)	18.9	13.2	27.9
Operating earnings before income taxes	$(94.3)	$(53.3)	$(167.3)	$(101.5)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $41.0 million from a loss of $53.3 million to a loss of $94.3 million primarily related to $18.2 million increase in expenses associated with our Strategic Investment Program, and higher operating expenses, including legal costs of $19.8 million, primarily due to higher reserves with respect to several litigation and regulatory matters that were previously included within our disclosures of "reasonably possible" losses in excess of reserves in prior periods.

Corporate - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $65.8 million from a loss of $101.5 million to a loss of $167.3 million primarily related to $51.5 million increase in expenses associated with our Strategic Investment Program, and higher operating expenses, including legal costs of $19.8 million, primarily due to higher reserves with respect to several litigation and regulatory matters that were previously included within our disclosures of "reasonably possible" losses in excess of reserves in prior periods.

Closed Block Other

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$15.0	$16.3	$27.7	$36.8
Premiums	—	0.1	1.7	1.3
Other revenue	0.4	(0.4)	1.8	(0.2)
Total operating revenues	15.4	16.0	31.2	37.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	10.0	8.5	18.3	12.3
Operating expenses	3.5	3.5	7.2	7.8
Total operating benefits and expenses	13.5	12.0	25.5	20.1
Operating earnings before income taxes	$1.9	$4.0	$5.7	$17.8
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

Closed Block Other - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $2.1 million from $4.0 million to $1.9 million primarily due to lower earnings resulting from declines in the block size of GICs and funding agreements,  decrease in earnings from the group reinsurance business  reinsured in the second quarter of 2015, partially offset by higher investment income due to settlement proceeds associated with certain RMBS securities. Net investment income decreased due to the lower AUM as well as a reduction in average yield earned on the remaining assets. Interest credited and other benefits to contract owners/policyholders increased due to higher average short-term interest rates during the respective periods partially offset by the impact of lower AUM.

Closed Block Other - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $12.1 million from $17.8 million to $5.7 million primarily due to lower earnings resulting from declines in the block size of GICs and funding agreements, decrease in earnings from the group reinsurance business  reinsured in the second quarter of 2015, partially offset by an accrual release in the current period and higher investment income due to settlement proceeds associated with certain RMBS securities. Net investment income decreased due to the lower AUM as well as a reduction in average yield earned on the remaining assets. Interest credited and other benefits to contract owners/policyholders increased due to higher average short-term interest rates during the respective periods partially offset by the impact of lower AUM.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net investment income	$69.1	$54.7	$136.7	$105.6
Fee income	249.1	291.2	494.7	579.2
Premiums	97.2	164.3	204.4	253.5
Net realized capital gains (losses)	(54.4)	145.5	(23.4)	(20.7)
Other revenue	1.0	2.8	2.6	5.3
Total revenues	362.0	658.5	815.0	922.9
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	193.7	351.8	490.5	520.3
Operating expenses and interest expense	98.4	110.5	197.0	222.6
Net amortization of DAC/VOBA	13.4	15.7	25.0	28.9
Total benefits and expenses	305.5	478.0	712.5	771.8
Income (loss) before income taxes	$56.5	$180.5	$102.5	$151.1

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(312.1)	$47.5	$(878.5)	$(257.6)
Gain (losses) related to Capital Hedge Overlay ("CHO") program	(52.3)	(14.4)	(69.7)	(16.7)
Gain (loss) due to nonperformance risk	221.2	(68.2)	642.4	(12.2)
Net investment gains (losses)	3.3	—	17.0	1.5
DAC/VOBA and other intangibles unlocking	(2.2)	(2.6)	(2.7)	(2.3)

The following table presents AUM for our CBVA segment as of the dates indicated:

	June 30,
($ in millions)	2016	2015
AUM:
General account	$3,835.5	$3,128.7
Separate account	33,798.7	38,450.7
Total AUM	$37,634.2	$41,579.4

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$34,647.9	$40,691.9	$35,575.8	$41,132.0
Deposits	21.5	33.9	49.6	67.9
Surrenders, benefits and product charges	(920.8)	(1,439.4)	(1,806.1)	(2,668.9)
Net flows	(899.3)	(1,405.5)	(1,756.5)	(2,601.0)
Interest credited and investment performance	479.3	(383.8)	408.6	371.6
Balance as of end of period	$34,227.9	$38,902.6	$34,227.9	$38,902.6

End of period contracts in payout status	$3,406.3	$2,676.8	$3,406.3	$2,676.8
Total balance as of end of period(1)	$37,634.2	$41,579.4	$37,634.2	$41,579.4
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.

Closed Block Variable Annuity - Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Income (loss) before income taxes decreased $124.0 million from $180.5 million to $56.5 million. Changes related to the incurred guaranteed benefits and our guarantee hedge program and CHO program led to a combined unfavorable variance of $397.4 million, described below, partially offset by changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which improved $289.4 million, from a loss of $68.2 million in the prior period to a gain of $221.2 million in the current period.

Changes related to the incurred guaranteed benefits and our guarantee hedge program resulted in a loss of $312.1 million in the current period compared to a gain of $47.5 million in the prior period. The $359.6 million unfavorable variance was primarily due to interest rate movements, which decreased in the current period compared to an increase in the prior period, as well as higher implied volatility. An unfavorable variance in our CHO program of $37.8 million, from a loss of $14.4 million to a loss of $52.3 million, was primarily due to equity market performance variances. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Lower Fee income was partially offset by lower Operating expenses as a result of the continued run-off of the block, and higher Net investment income was primarily due to higher general account AUM. In addition, lower Premiums associated with the annuitization of life contingent contracts were offset by corresponding reserve decreases in Interest credited to contract owners/policyholders.

Closed Block Variable Annuity - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Income (loss) before income taxes decreased $48.6 million from $151.1 million to $102.5 million. Net losses related to the incurred guaranteed benefits and our guarantee hedge program and CHO program led to a combined unfavorable variance of $673.8 million, described below, partially offset by changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which improved $654.6 million, from a loss of $12.2 million in the prior period to a gain of $642.4 million in the current period.

Net losses related to the incurred guaranteed benefits and our guarantee hedge program increased to a loss of $878.5 million in the current period compared to a loss of $257.6 million in the prior period. The $620.9 million unfavorable variance was primarily due to interest rate movements, which decreased in the current period compared to an increase in the prior period, lower fund returns relative to market performance and higher implied volatility. An unfavorable variance in our CHO program of $53.0 million, from a loss of $16.7 million to a loss of $69.7 million, was primarily due to equity market performance variances. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

Lower Fee income was partially offset by lower Operating expenses as a result of continued run-off of the block, and higher Net investment income was primarily due to higher general account AUM. In addition, lower Premiums associated with the annuitization of life contingent contracts were offset by corresponding reserve decreases in Interest credited to contract owners/policyholders.

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

The following table presents the investment income for the three and six months ended June 30, 2016 and 2015, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Retirement:
Alternative investment income	$0.6	$8.6	$(7.3)	$11.1
Average alternative investment	424.2	414.8	420.7	382.0
Annuities:
Alternative investment income	0.1	5.0	(4.8)	6.3
Average alternative investment	256.6	260.9	258.1	246.2
Investment Management:
Alternative investment income	(8.6)	3.4	(23.3)	9.5
Average alternative investment	175.4	185.7	180.5	167.0
Individual Life:
Alternative investment income	0.2	3.7	(2.5)	4.8
Average alternative investment	173.9	173.6	177.6	164.7
Employee Benefits:
Alternative investment income	0.2	0.9	(0.6)	1.1
Average alternative investment	41.2	42.0	41.2	38.4
Total Ongoing Business:
Alternative investment income	(7.5)	21.6	(38.5)	32.8
Average alternative investment	1,071.3	1,077.0	1,078.1	998.3
Corporate:(1)
Alternative investment income	—	—	—	2.8
Average alternative investment	—	—	—	54.9
Closed Block Other:(2)
Alternative investment income	0.1	0.7	—	0.9
Average alternative investment	7.9	30.5	8.1	27.0
Total Voya Financial, Inc.:
Alternative investment income	(7.4)	22.3	(38.5)	36.5
Average alternative investment	$1,079.2	$1,107.5	$1,086.2	$1,080.2
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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Retirement	$10.7	$3.5	$12.5	$(0.7)
Annuities	14.4	5.0	22.4	14.5
Individual Life	(4.0)	(14.6)	(11.9)	(14.5)
Employee Benefits	(1.5)	(0.9)	(3.8)	(1.6)
Total DAC/VOBA and other intangibles unlocking(1)	$19.6	$(7.0)	$19.2	$(2.3)
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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
CBVA	$(2.2)	$(2.6)	$(2.7)	$(2.3)
Ongoing Business	24.4	11.8	52.9	20.4
Total DAC/VOBA and other intangibles unlocking	$22.2	$9.2	$50.2	$18.1

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

Parent Company Sources and Uses of Liquidity and Capital

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.’s access to the $750.0 million revolving credit sublimit of its Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2016	2015
Beginning cash and cash equivalents balance	$378.1	$682.1
Sources:
Dividends and returns of capital from subsidiaries	793.0	1,087.0
Proceeds from 2026 Notes offering	498.6	—
Proceeds from 2046 Notes offering	299.6	—
Total sources	1,591.2	1,087.0
Uses:
Repurchase of Senior Notes	659.8	—
Premium paid and other fees related to debt extinguishment	83.9	—
Payment of interest expense	85.1	72.7
Capital provided to subsidiaries	35.0	—
New issuances of loans to subsidiaries, net of repayments	126.0	117.6
Amounts paid to subsidiaries under tax sharing agreements, net	27.7	13.8
Payment of income taxes, net	63.7	73.6
Debt issuance costs	14.4	—
Common stock acquired - Share repurchase	487.2	740.8
Share-based compensation	6.3	4.4
Dividends paid	4.1	4.7
Acquisition of short-term investments	—	212.0
Other, net	3.7	8.8
Total uses	1,596.9	1,248.4
Net decrease in cash and cash equivalents	(5.7)	(161.4)
Ending cash and cash equivalents balance	$372.4	$520.7

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

During the six months ended June 30, 2016, we repurchased 11,313,031 shares of our common stock in open market repurchases for an aggregate purchase price of $337.0 million.

In addition to the share repurchases discussed above, we entered into an additional share repurchase arrangement with a third-party financial institution on June 16, 2016. In exchange for an up-front payment of $150.0 million, the financial institution will deliver shares of our common stock to us upon final settlement of the agreement, which will be during the third quarter. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of our common stock during that period.

Including the effect of the share repurchase arrangement that will be completed during the third quarter, these repurchases reduced the remaining amount of our share repurchase authorization to $233.3 million as of June 30, 2016.

The following table summarizes our return of capital to common shareholders:

	Six Months Ended June 30,
($ in millions)	2016		2015
Dividends to shareholders	$4.1		$4.7
Repurchase of common shares	337.0	(1)	758.9
Total cash returned to shareholders	$341.1		$763.6
(1) Amount excludes the $150.0 million share repurchase arrangement.

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

We did not have any short-term debt borrowings outstanding as of June 30, 2016. The following table summarizes our borrowing activities for the six months ended June 30, 2016:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,454.9	$798.2	$(708.3)	$(2.2)	$3,542.6
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,459.8	798.2	(708.3)	(2.2)	3,547.5
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,459.8	$798.2	$(708.3)	$(2.2)	$3,547.5

As of June 30, 2016, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. On June 13, 2016, Voya Financial, Inc. issued $500.0 million of unsecured 3.65% Senior Notes due 2026 (the “2026 Notes”) and $300.0 million of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes," and collectively with the 2026 Notes, the “Notes”) in a registered public offering. The Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings Inc. (“Voya Holdings”). Interest is paid semi-annually, in arrears, on each June 15 and December 15, beginning on December 15, 2016. We may elect to redeem the Notes at any time at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest. We used the proceeds of the Notes to repurchase $43.7 million of the Aetna Notes and $659.8 million of the Senior Notes on June 20, 2016 through a tender offer.

As of June 30, 2016, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2,390.2 million. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the six months ended June 30, 2016, Voya Financial, Inc. repurchased $486.8 million and $173.0 million of the outstanding principal amount of 5.5% Senior Notes due July 15, 2022 and 2.9% Senior Notes due February 15, 2018, respectively, all of which was repurchased in the tender offer. In connection with this transaction, we incurred a loss on debt extinguishment of $87.5 million for the three and six months ended June 30, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Junior Subordinated Notes. As of June 30, 2016, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. During the six months ended June 30, 2016, Voya Holdings repurchased $14.8 million, $16.4 million, $17.3 million of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. In connection with these transactions, we incurred losses on debt extinguishment of $15.3 million and $17.0 million for the three and six months ended June 30, 2016, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of June 30, 2016, the outstanding principal amount of the Aetna Notes was $426.5 million, which is guaranteed by ING Group.

On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. During the six months ended June 30, 2016, we withdrew $49.7 million of collateral thereby reducing the remaining collateral balance to $27.3 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

Effective May 6, 2016, we revised the terms of our Amended and Restated Revolving Credit Agreement (“Amended Credit Agreement”), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement (“Second Amended and Restated Credit Agreement”) with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750.0 million present in the Amended Credit Agreement remains unchanged.

As of June 30, 2016, there were no amounts outstanding as revolving credit borrowings and $30.7 million of LOCs outstanding under the senior unsecured credit facility.

Other Credit Facilities

We use credit facilities primarily to provide collateral required under our affiliated reinsurance transactions as well as certain third-party reinsurance arrangements to which Security Life of Denver International Limited ("SLDI"), an Arizona captive, is a party. We also issue guarantees and enter into financing arrangements in connection with our affiliated reinsurance transactions. These arrangements are primarily designed to facilitate the financing of statutory reserve requirements. By reinsuring business to our captive reinsurance subsidiaries and SLDI, we are able to use alternative sources of collateral to fund the statutory reserve requirements and are generally able to secure longer term financing on a more capital efficient basis.

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to SLDI, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. As of June 30, 2016, there were no LOC requirements or LOCs issued, as the statutory reserves ceded to SLDI were fully supported by assets in trust.

In addition to the $1.8 billion of credit facilities utilized by Individual Life, Retirement, and Hannover Re block, $73.1 million of LOCs were outstanding to support miscellaneous requirements. In total, $1.9 billion of credit facilities were utilized as of June 30, 2016. As of June 30, 2016, the capacity of our unsecured and uncommitted credit facilities totaled $301.7 million and the capacity of our unsecured and committed credit facilities totaled $4.7 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of June 30, 2016:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Estimated amount of Collateral Required	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	05/06/2021	$2,250.0	$30.7	$30.7	$2,219.3
	Individual Life					20.0	20.0
	Retirement					—	—
	Other					10.7	10.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	157.0	157.0	18.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2022	300.0	233.6	233.6	66.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425.0	234.0	234.0	191.0
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	342.4	342.4	222.6
Voya Financial, Inc. / SLDI	Individual Life/Other	Unsecured	Uncommitted	04/20/2017	300.0	186.5	186.5	—
Total					$5,196.7	$1,856.6	$1,856.6	$3,217.3

Total fees associated with credit facilities were $12.2 million and $24.4 million for the three months ended June 30, 2016 and 2015, respectively. Total fees associated with credit facilities were $23.7 million and $49.7 million for the six months ended June 30, 2016 and 2015, respectively. The reduction in expenses associated with credit facilities during the three and six months ended June 30, 2016 is primarily attributed to the elimination of fees associated the Individual Reinsurance business upon the completion of the Hannover Note facility in September 2015 and a reduction in issue fees due to the implementation of new credit facilities at the end of 2015 and beginning of 2016.

Effective April 15, 2016, SLDI, Voya Financial, Inc. and Voya Holdings, Inc. entered into a $300.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with affiliated reinsurance treaties reinsured to SLDI.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of June 30, 2016. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc.	Credit Facility	XXX	05/06/2021	$20.0	$20.0	$20.0
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	234.0	234.0
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	342.4	342.4
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0	475.0
Voya Financial, Inc. / SLDI	Credit Facility	XXX/AG 38	04/20/2017	126.5	126.5	126.5
Total				$1,806.5	$1,392.9	$1,392.9
The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.1 billion during the period 2020 - 2025.

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

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of June 30, 2016, such facilities provided for up to $2.0 billion of capacity, of which $1.1 billion was utilized.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Insurance Company ("SLD"), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America ("Hannover US") who is the claim paying party. The current amount of reserves outstanding as of June 30, 2016 is $25.4 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $426.5 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various additional obligations of its subsidiaries.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300.0 million letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

We did not recognize any asset or liability as of June 30, 2016 in relation to intercompany indemnifications and support agreements. As of June 30, 2016, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2016, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2016, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $456.2 million to its subsidiaries as of June 30, 2016.

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
* "NR" indicates not rated.
(1) $363.2 million, $827.0 million, $400.0 million, $500.0 million and $300.0 million of our Senior Notes.
(2) $750.0 million of our Junior Subordinated Notes.
(3) $426.5 million of our Aetna Notes guaranteed by ING Group.

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

Ratings actions, affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2015 through June 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On June 29, 2016, S&P affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating subsidiaries were also affirmed. All ratings were assigned a Stable outlook.

•	On June 13, 2016, the following rating actions were taken upon the issuance of the Notes:
◦S&P assigned its BBB issue-level rating to the Notes with an outlook Stable.
◦Moodys assigned a Baa2 senior unsecured debt rating to the notes with an outlook Stable.
◦Fitch assigned a BBB senior unsecured debt rating to the Notes with an outlook Stable.
◦A.M. Best assigned issue ratings of bbb to the Notes with an outlook Positive.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of June 30, 2016, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of June 30, 2016, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOC, may also be used.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $25.4 million and $25.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of June 30, 2016 and December 31, 2015, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $30 million and $15 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Based on the market value of our derivatives as of June 30, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $37.5 million and $30.0 million additional requirements, respectively.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$373.0	$394.0	$—	$98.0
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	274.0	231.0	—	—
Security Life of Denver Insurance Company (CO)	—	111.0	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	194.0	—	—

Voya Financial, Inc.’s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the amount of $54.0 million on June 29, 2016 which was paid on August 1, 2016. Additionally, in July 2016, RLI declared an extraordinary distribution of $100.0 million, subject to receipt of Minnesota Insurance Division approval. Finally, Voya Financial, Inc.’s principal insurance subsidiary domiciled in Connecticut is planning to pay an ordinary dividend of $4.0 million on or after December 24, 2016.

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

Our effective tax rates for the three and six months ended June 30, 2016 were 11.1% and 16.8%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the relative dividends received deduction ("DRD") and noncontrolling interest.

Our effective tax rates for the three and six months ended June 30, 2015 were 24.5% and 22.0%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2015 primarily due to the effect of the relative DRD and noncontrolling interest.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$71,015.5	74.2%	$67,733.4	76.5%
Fixed maturities, at fair value using the fair value option	3,985.3	4.2%	3,226.6	3.6%
Equity securities, available-for-sale	276.1	0.3%	331.7	0.4%
Short-term investments(1)	1,280.2	1.3%	1,496.7	1.7%
Mortgage loans on real estate	11,209.4	11.7%	10,447.5	11.8%
Policy loans	1,998.5	2.1%	2,002.7	2.3%
Limited partnerships/corporations	633.6	0.7%	510.6	0.6%
Derivatives	2,948.6	3.1%	1,538.5	1.7%
Other investments	89.7	0.1%	91.6	0.1%
Securities pledged	2,202.3	2.3%	1,112.6	1.3%
Total investments	$95,639.2	100.0%	$88,491.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,134.6	4.5%	$3,990.6	5.2%
U.S. Government agencies and authorities	316.8	0.4%	388.3	0.5%
State, municipalities and political subdivisions	1,768.1	2.5%	1,906.0	2.5%
U.S. corporate public securities	32,156.5	45.6%	35,495.7	46.0%
U.S. corporate private securities	6,751.2	9.6%	7,181.2	9.3%
Foreign corporate public securities and foreign governments(1)	7,750.3	11.0%	8,189.3	10.6%
Foreign corporate private securities(1)	7,225.1	10.2%	7,701.2	10.0%
Residential mortgage-backed securities	6,536.0	9.3%	7,155.7	9.2%
Commercial mortgage-backed securities	3,823.1	5.4%	4,077.8	5.3%
Other asset-backed securities	1,076.8	1.5%	1,117.3	1.4%
Total fixed maturities, including securities pledged	$70,538.5	100.0%	$77,203.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,136.4	4.5%	$3,649.0	5.1%
U.S. Government agencies and authorities	309.8	0.4%	352.6	0.5%
State, municipalities and political subdivisions	1,337.8	1.9%	1,346.2	1.9%
U.S. corporate public securities	32,794.3	47.0%	33,616.0	46.6%
U.S. corporate private securities	6,527.5	9.3%	6,641.1	9.2%
Foreign corporate public securities and foreign governments(1)	8,129.1	11.6%	8,023.6	11.1%
Foreign corporate private securities(1)	7,252.5	10.4%	7,348.6	10.2%
Residential mortgage-backed securities	5,302.0	7.6%	5,860.5	8.1%
Commercial mortgage-backed securities	3,967.8	5.7%	4,092.6	5.7%
Other asset-backed securities	1,097.8	1.6%	1,142.4	1.6%
Total fixed maturities, including securities pledged	$69,855.0	100.0%	$72,072.6	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,990.6	$—	$—	$—	$—	$—	$3,990.6
U.S. Government agencies and authorities	388.3	—	—	—	—	—	388.3
State, municipalities and political subdivisions	1,796.9	106.8	1.0	—	0.1	1.2	1,906.0
U.S. corporate public securities	18,933.3	14,894.4	1,338.9	302.4	9.0	17.7	35,495.7
U.S. corporate private securities	3,401.9	3,312.5	327.9	120.5	13.6	4.8	7,181.2
Foreign corporate public securities and foreign governments(1)	4,028.9	3,450.6	560.0	149.3	—	0.5	8,189.3
Foreign corporate private securities(1)	1,014.9	6,167.6	470.3	15.8	20.2	12.4	7,701.2
Residential mortgage-backed securities	6,835.0	110.8	10.0	16.7	34.5	148.7	7,155.7
Commercial mortgage-backed securities	4,075.8	—	—	2.0	—	—	4,077.8
Other asset-backed securities	994.7	68.4	22.5	9.8	1.2	20.7	1,117.3
Total fixed maturities	$45,460.3	$28,111.1	$2,730.6	$616.5	$78.6	$206.0	$77,203.1
% of Fair Value	58.9%	36.4%	3.5%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	352.6	—	—	—	—	—	352.6
State, municipalities and political subdivisions	1,294.2	49.8	1.0	—	0.1	1.1	1,346.2
U.S. corporate public securities	17,129.2	14,823.5	1,382.8	260.1	—	20.4	33,616.0
U.S. corporate private securities	3,179.0	3,148.7	247.8	60.8	4.8	—	6,641.1
Foreign corporate public securities and foreign governments(1)	4,018.2	3,355.2	620.3	25.5	2.6	1.8	8,023.6
Foreign corporate private securities(1)	904.6	6,116.8	290.5	35.0	—	1.7	7,348.6
Residential mortgage-backed securities	5,626.5	31.1	9.2	17.2	35.3	141.2	5,860.5
Commercial mortgage-backed securities	4,084.0	4.0	1.3	3.3	—	—	4,092.6
Other asset-backed securities	1,078.1	24.8	18.8	19.1	1.2	0.4	1,142.4
Total fixed maturities	$41,315.4	$27,553.9	$2,571.7	$421.0	$44.0	$166.6	$72,072.6
% of Fair Value	57.3%	38.2%	3.6%	0.6%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,990.6	$—	$—	$—	$—	$3,990.6
U.S. Government agencies and authorities	379.3	9.0	—	—	—	388.3
State, municipalities and political subdivisions	195.6	1,183.9	417.4	106.8	2.3	1,906.0
U.S. corporate public securities	490.2	2,525.6	15,866.7	14,908.4	1,704.8	35,495.7
U.S. corporate private securities	223.5	306.4	2,621.6	3,623.7	406.0	7,181.2
Foreign corporate public securities and foreign governments(1)	126.2	906.4	3,007.5	3,439.4	709.8	8,189.3
Foreign corporate private securities(1)	—	21.8	1,169.2	6,203.2	307.0	7,701.2
Residential mortgage-backed securities	5,901.5	6.7	14.0	47.5	1,186.0	7,155.7
Commercial mortgage-backed securities	2,783.4	368.2	402.3	133.2	390.7	4,077.8
Other asset-backed securities	586.7	10.0	28.7	127.7	364.2	1,117.3
Total fixed maturities	$14,677.0	$5,338.0	$23,527.4	$28,589.9	$5,070.8	$77,203.1
% of Fair Value	19.0%	6.9%	30.5%	37.0%	6.6%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	349.4	3.2	—	—	—	352.6
State, municipalities and political subdivisions	163.3	832.7	298.2	49.8	2.2	1,346.2
U.S. corporate public securities	585.1	1,984.1	14,507.2	14,839.6	1,700.0	33,616.0
U.S. corporate private securities	297.7	226.3	2,479.1	3,397.4	240.6	6,641.1
Foreign corporate public securities and foreign governments(1)	121.5	1,201.0	2,709.1	3,341.8	650.2	8,023.6
Foreign corporate private securities(1)	—	21.8	1,144.0	5,895.8	287.0	7,348.6
Residential mortgage-backed securities	4,902.7	20.7	16.0	61.8	859.3	5,860.5
Commercial mortgage-backed securities	2,516.0	423.7	331.8	339.0	482.1	4,092.6
Other asset-backed securities	616.5	9.2	28.9	88.4	399.4	1,142.4
Total fixed maturities	$13,201.2	$4,722.7	$21,514.3	$28,013.6	$4,620.8	$72,072.6
% of Fair Value	18.3%	6.6%	29.9%	38.8%	6.4%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $1,200.6 million from $1,578.1 million to $377.5 million for the six months ended June 30, 2016. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of June 30, 2016 and December 31, 2015, we held three and nineteen fixed maturities with unrealized capital losses in excess of $10.0 million. As of June 30, 2016 and December 31, 2015, the unrealized capital losses on these fixed maturities equaled $43.4 million or 11.5% and $239.0 million or 15.1% of the total unrealized losses, respectively.

As of June 30, 2016, we held $6.7 billion of energy sector fixed maturity securities, constituting 8.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $169.5 million, including three energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturity securities equaled $43.4 million. As of June 30, 2016, our fixed maturity exposure to the energy sector is comprised of 86.3% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	June 30, 2016			December 31, 2015
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,223.1	$2,364.8	35.3%	$2,675.9	$2,511.6	34.3%
Integrated Energy	1,655.4	1,759.6	26.3%	1,735.5	1,687.5	23.0%
Independent Energy	1,338.6	1,374.9	20.5%	1,749.0	1,586.6	21.6%
Oil Field Services	829.4	786.1	11.7%	1,301.6	1,144.4	15.6%
Refining	390.7	417.6	6.2%	409.5	401.2	5.5%
Total	$6,437.2	$6,703.0	100.0%	$7,871.5	$7,331.3	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2016			December 31, 2015
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,494.3	$3,964.8	93.4%	$2,930.4	$3,365.3	94.6%
2	79.0	82.3	2.0%	0.9	1.0	—%
3	2.1	5.8	0.1%	0.7	4.4	0.1%
4	6.0	8.6	0.2%	6.4	8.9	0.3%
5	24.9	34.1	0.8%	24.7	34.9	1.0%
6	89.6	148.7	3.5%	85.3	141.2	4.0%
	$3,695.9	$4,244.3	100.0%	$3,048.4	$3,555.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2016			December 31, 2015
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$26,646.4	$544.5	$491.2	$28,784.5	$352.5	$224.6

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2016			December 31, 2015
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$786.6	$1,089.7	25.7%	$833.8	$1,116.5	31.4%
Interest Only (IO)	281.7	295.6	7.0%	264.6	283.4	8.0%
Inverse IO	1,704.8	1,903.2	44.8%	1,471.3	1,664.3	46.8%
Principal Only (PO)	509.5	526.3	12.4%	446.8	458.2	12.9%
Floater	25.9	25.9	0.6%	28.1	28.4	0.8%
Other	387.4	403.6	9.5%	3.8	4.9	0.1%
Total	$3,695.9	$4,244.3	100.0%	$3,048.4	$3,555.7	100.0%

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

During the six months ended June 30, 2016, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities.  Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net investment income (loss)	$196.2	$186.1	$384.4	$373.3
Net realized capital gains (losses)(1)	(104.4)	(116.8)	(232.3)	(198.0)
Total income (pre-tax)	$91.8	$69.3	$152.1	$175.3
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Operating earnings before income taxes	$89.5	$66.2	$177.5	$135.2
Realized gains/losses including OTTI	(0.3)	3.0	7.7	2.5
Fair value adjustments	2.6	0.1	(33.1)	37.6
Non-operating income	2.3	3.1	(25.4)	40.1
Income (loss) before income taxes	$91.8	$69.3	$152.1	$175.3

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item. 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. Home prices have moved steadily higher, further supporting payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $407.8 million, $384.7 million and $12.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $461.2 million, $428.6 million and $13.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $287.3 million, $244.8 million and $6.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $332.0 million, $283.3 million and $4.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through 2013 and the majority of 2014. In 2015 and the first half of 2016, this trend has generally continued (certain months did post marginal increases), leaving delinquency measures close to multi-year lows. Other performance metrics like vacancies, property values and rent levels have also continued to improve, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the first half of this year.  This dynamic, should it persist, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the second quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of June 30, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $729.1 million, $713.1 million and $1.6 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $702.8 million, $691.4 million and $2.1 million, respectively.

As of June 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 47.1%, 6.9% and 19.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.1%, 1.4% and 17.3%, respectively, of total Other ABS, excluding subprime exposure.

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

As of June 30, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 and 2.2 times, and a weighted average LTV ratio of 60.5% and 60.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and six months ended June 30, 2016, we recorded $3.8 million and $5.5 million, respectively, of credit related OTTI of which the primary contributor was $1.9 million and $3.1 million, respectively, of write-downs recorded in the RMBS sector on securities collateralized by Alt-A and Non-Agency residential mortgages. During the three and six months ended June 30, 2016, we recorded $0.4 million and $9.5 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of June 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$188.4	(1)	$188.4	(1)	$166.2
Italy	—	—	289.0		289.0		266.0
Portugal	—	—	10.5		10.5		8.5
Spain	—	—	169.2		169.2		147.1
Total Peripheral Europe	—	—	657.1		657.1		587.8
Russian Federation	53.9	5.1	78.6		137.6		122.1
Total	$53.9	$5.1	$735.7		$794.7		$709.9
(1) Includes $1.2 million derivative assets.

We did not have any exposure to Greece. Among the remaining $8,442.4 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2016, our sovereign exposure was $255.2 million, which consisted of fixed maturities. We also had $1,038.9 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $318.5 million and the United Kingdom of $343.8 million. The balance of $7,148.3 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,449.0 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,116.5 million, in Belgium of $497.1 million, in France of $623.7 million, in Germany of $829.9 million and in Switzerland of $988.1 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $592.8 million and $722.8 million as of June 30, 2016 and December 31, 2015, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2016. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$77,203.1	$(5,618.1)	$6,101.5
Commercial mortgage and other loans	—	11,617.1	(636.7)	671.5
Derivatives:
Interest rate contracts	67,407.2	1,414.2	(638.9)	798.9
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	59,096.5	(4,159.0)	5,088.5
Funding agreements with fixed maturities and GICs	—	1,398.9	(33.6)	34.7
Supplementary contracts and immediate annuities	—	3,471.8	(202.4)	227.4
Long-term debt	—	3,798.3	(258.4)	297.0
Embedded derivatives on reinsurance	—	151.7	(142.8)	164.4
Guaranteed benefit derivatives(3):
FIA	—	1,642.8	140.1	(113.0)
IUL	—	51.5	3.7	(3.5)
GMAB / GMWB / GMWBL	—	2,239.8	(743.2)	937.9
Stabilizer and MCGs	—	272.0	(134.7)	178.3

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2016, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$2,003.1	$1,344.5	$1,210.5	$906.4	$798.9	$977.6	$7,241.0
1.01% - 2.00%	1,844.6	395.7	409.6	98.2	25.3	62.9	2,836.3
2.01% - 3.00%	17,618.9	620.1	506.5	186.3	36.5	66.1	19,034.4
3.01% - 4.00%	12,383.3	588.1	700.9	0.9	0.1	—	13,673.3
4.01% and Above	3,310.7	110.3	0.4	0.3	—	0.1	3,421.8
Renewable beyond 12 months (MYGA) (2)	1,784.4	—	—	—	—	—	1,784.4
Total discretionary rate setting products	$38,945.0	$3,058.7	$2,827.9	$1,192.1	$860.8	$1,106.7	$47,991.2
Percentage of Total	81.1%	6.4%	5.9%	2.5%	1.8%	2.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after June 30, 2017 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2016. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$276.1	$23.2	$(23.2)
Limited liability partnerships/corporations	—	633.6	38.5	(38.5)
Derivatives:
Equity futures and total return swaps(2)	13,025.5	(98.3)	(1,015.4)	1,010.7
Equity options	14,173.2	373.2	269.9	(214.6)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives
FIA	—	1,642.8	116.8	(115.5)
IUL	—	51.5	30.4	(22.4)
GMAB / GMWB/ GMWBL	—	2,239.8	(240.7)	282.9
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of June 30, 2016:

	As of June 30, 2016
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts NAR In-the-Money(2)		% NAR In-the-Money(3)
GMDB	$34,179	$6,580	$6,112	55%		27%
Living Benefit
GMIB	$11,054	$3,698	$3,698	89%		28%
GMWBL	13,810	3,444	3,444	76%		25%
GMAB/GMWB	592	17	17	15%		19%
Living Benefit Total	$25,456	$7,159	$7,159	81%	(4)	26%	(5)
(1) Account value excludes $3.5 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a NAR greater than zero.
(3) For contracts with a NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2015 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2015 was 22%.

As of the date indicated above, compared to $7.2 billion of NAR, we held gross statutory reserves before reinsurance of $4.9 billion for living benefit guarantees; of this amount, $4.8 billion was ceded to Security Life of Denver International Limited ("SLDI"), fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3.7 billion as of June 30, 2016.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2015.

Variable Annuity Hedge Program

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our Capital Hedge Overlay ("CHO") program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to SLDI in light of our determination of risk tolerance and available collateral, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in SLDI even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets.

	As of June 30, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,500)	$(2,050)	$(650)	$600	$1,750	$2,700	$(1,200)	$900
Hedge gain/(loss) immediate impact	2,750	1,500	450	(400)	(1,100)	(1,650)	950	(750)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs	750	550	200	—	—	—	—	450
Net impact	$—	$—	$—	$200	$650	$1,050	$400	$(50)

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following June 30, 2016 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our CHO program in our CBVA segment including the implementation of interest rate floors subsequent to June 30, 2016. See the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to SLDI from 100 basis point upward and downward shifts in interest rates.

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

For Voya Insurance and Annuity Company ("VIAC"), a wholly-owned subsidiary of the Company, there was approximately a $200 million decrease in our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) for the three and six months ended June 30, 2016. The guarantee and overlay equity hedge results were offset by the equity market decrease of approximately $300 million in AG43 reserves in excess of reserves for cash surrender value for the three and six months ended June 30, 2016. Changes in statutory reserves due to equity and equity hedges for VIAC include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. Substantially all of the CBVA business was written by VIAC. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

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

	As of June 30, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$750	$350	$100	$(100)	$(200)	$(250)	$(350)	$300

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following June 30, 2016 and give effect to dynamic rebalancing over the course of the shock events, as well as certain modifications to our CHO program in our CBVA segment including the implementation of interest rate floors subsequent to June 30, 2016. See the Derivative Financial Instruments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report on Form 10-K") and Risk Factors in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC . In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q .

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2016 - April 30, 2016	—	$—	—	$500.0
May 1, 2016 - May 31, 2016	3,503,652	31.38	3,503,652	390.0
June 1, 2016 - June 30, 2016	231,009	29.14	231,009	233.3	(1)
Total	3,734,661	$31.24	3,734,661	N/A
(1) Amount remaining under repurchase authorization reflects the deduction of $150.0 million paid to a third-party financial institution in connection with a share repurchase agreement entered into on June 16, 2016, under which shares will be delivered to the Company upon final settlement of the agreement, which will be during the third quarter. The total number of shares ultimately delivered, and therefore the average share price paid per share, will be determined at the end of the applicable purchase period under the arrangement based on a formula incorporating the volume weighted average price of the Company's common stock during that period.

Item 6.        Exhibits

See Exhibit Index on page 172 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2016	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
Ewout L. Steenbergen
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
4.1
Fifth Supplemental Indenture, dated as of June 13, 2016, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (file No. 001-35897) filed on June 14, 2016)

4.2
Sixth Supplemental Indenture, dated as of June 13, 2016, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (file No. 001-35897) filed on June 14, 2016)

10.1
Second Amended and Restated Revolving Credit Agreement dated as of May 6, 2016, among Voya Financial, Inc, Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file No. 001-35897) filed on May 6, 2016)

10.2+*	Voya Financial, Inc. 2017 Annual Cash Incentive Plan
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Ewout L. Steenbergen, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.
* This exhibit is a management contract or compensatory plan or arrangement

