Form 10-Q
period 2016-09-30
Voya Financial, Inc.
filed 2016-11-02
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2016, 194,621,612 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2016

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $66,036.9 as of 2016 and $65,546.3 as of 2015)	$72,644.1	$67,733.4
Fixed maturities, at fair value using the fair value option	3,903.5	3,226.6
Equity securities, available-for-sale, at fair value (cost of $247.8 as of 2016 and $300.4 as of 2015)	285.3	331.7
Short-term investments	1,346.8	1,496.7
Mortgage loans on real estate, net of valuation allowance of $3.0 as of 2016 and $3.2 as of 2015	11,475.7	10,447.5
Policy loans	1,995.6	2,002.7
Limited partnerships/corporations	698.8	510.6
Derivatives	2,731.4	1,538.5
Other investments	77.7	91.6
Securities pledged (amortized cost of $1,867.4 as of 2016 and $1,082.1 as of 2015)	2,193.5	1,112.6
Total investments	97,352.4	88,491.9
Cash and cash equivalents	2,766.7	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	1,124.5	660.0
Accrued investment income	932.3	899.0
Reinsurance recoverable	7,305.1	7,653.7
Deferred policy acquisition costs and Value of business acquired	4,059.5	5,370.1
Sales inducements to contract holders	211.4	263.3
Current income taxes	7.3	—
Deferred income taxes	1,128.1	2,214.8
Goodwill and other intangible assets	227.3	250.8
Other assets	989.9	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,982.8	4,973.7
Cash and cash equivalents	184.9	467.6
Corporate loans, at fair value using the fair value option	2,347.0	6,882.5
Other assets	27.3	154.3
Assets held in separate accounts	97,975.7	96,514.8
Total assets	$218,622.2	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015
(In millions, except share and per share data)

	September 30, 2016	December 31, 2015
Liabilities and Shareholders' Equity:
Future policy benefits	$21,506.7	$19,508.0
Contract owner account balances	69,899.3	68,664.1
Payables under securities loan agreement, including collateral held	2,878.0	1,485.0
Long-term debt	3,548.5	3,459.8
Funds held under reinsurance agreements	773.3	702.4
Derivatives	842.8	487.5
Pension and other postretirement provisions	631.4	687.4
Current income taxes	—	70.0
Other liabilities	1,421.9	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	2,320.0	6,956.2
Other liabilities	669.2	1,951.6
Liabilities related to separate accounts	97,975.7	96,514.8
Total liabilities	202,466.8	201,947.7

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 268,040,988 and 265,327,196 shares issued as of 2016 and 2015, respectively; 194,605,971 and 209,095,793 shares outstanding as of 2016 and 2015, respectively)	2.7	2.7
Treasury stock (at cost; 73,435,017 and 56,231,403 shares as of 2016 and 2015, respectively)	(2,795.8)	(2,302.3)
Additional paid-in capital	23,792.3	23,716.8
Accumulated other comprehensive income (loss)	3,517.1	1,424.9
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	9.0
Unappropriated	(9,310.3)	(9,415.3)
Total Voya Financial, Inc. shareholders' equity	15,206.0	13,435.8
Noncontrolling interest	949.4	2,840.0
Total shareholders' equity	16,155.4	16,275.8
Total liabilities and shareholders' equity	$218,622.2	$218,223.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net investment income	$1,163.4	$1,103.6	$3,432.7	$3,359.8
Fee income	857.9	871.8	2,510.4	2,644.0
Premiums	726.7	1,128.8	2,405.1	2,404.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(12.8)	(40.7)	(26.0)	(51.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(0.1)	0.6	1.7	3.3
Net other-than-temporary impairments recognized in earnings	(12.7)	(41.3)	(27.7)	(54.6)
Other net realized capital gains (losses)	(355.0)	340.4	(430.6)	93.9
Total net realized capital gains (losses)	(367.7)	299.1	(458.3)	39.3
Other revenue	90.5	106.7	257.9	315.3
Income (loss) related to consolidated investment entities:
Net investment income	57.7	175.4	86.0	529.3
Changes in fair value related to collateralized loan obligations	—	11.0	—	(23.6)
Total revenues	2,528.5	3,696.4	8,233.8	9,268.9
Benefits and expenses:
Policyholder benefits	1,385.5	1,956.5	3,818.3	3,802.3
Interest credited to contract owner account balances	521.4	498.3	1,514.0	1,473.2
Operating expenses	723.6	727.8	2,160.2	2,215.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	180.7	316.3	381.2	587.5
Interest expense	45.4	46.4	242.8	150.4
Operating expenses related to consolidated investment entities:
Interest expense	26.7	66.7	75.4	203.9
Other expense	1.1	4.1	3.4	8.6
Total benefits and expenses	2,884.4	3,616.1	8,195.3	8,441.1
Income (loss) before income taxes	(355.9)	80.3	38.5	827.8
Income tax expense (benefit)	(119.4)	(35.9)	(53.3)	128.8
Net income (loss)	(236.5)	116.2	91.8	699.0
Less: Net income (loss) attributable to noncontrolling interest	11.6	75.9	(13.2)	183.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(248.1)	$40.3	$105.0	$515.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$(1.24)	$0.18	$0.52	$2.25
Diluted	$(1.24)	$0.18	$0.51	$2.23
Cash dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(236.5)	$116.2	$91.8	$699.0
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	124.8	(97.3)	3,217.1	(1,627.0)
Other-than-temporary impairments	2.2	3.5	8.5	12.9
Pension and other postretirement benefits liability	(3.4)	(3.4)	(10.3)	(10.3)
Other comprehensive income (loss), before tax	123.6	(97.2)	3,215.3	(1,624.4)
Income tax expense (benefit) related to items of other comprehensive income (loss)	46.2	(33.7)	1,123.1	(566.4)
Other comprehensive income (loss), after tax	77.4	(63.5)	2,092.2	(1,058.0)
Comprehensive income (loss)	(159.1)	52.7	2,184.0	(359.0)
Less: Comprehensive income (loss) attributable to noncontrolling interest	11.6	75.9	(13.2)	183.9
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(170.7)	$(23.2)	$2,197.2	$(542.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2016 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2016 - As previously filed	$2.7	$(2,302.3)	$23,716.8	$1,424.9	$9.0	$(9,415.3)	$13,435.8	$2,840.0	$16,275.8
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-2	—	—	—	—	8.8	—	8.8	(1,601.0)	(1,592.2)
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.8)	—	(17.8)	—	(17.8)
Balance as of January 1, 2016 - As adjusted	2.7	(2,302.3)	23,716.8	1,424.9	—	(9,415.3)	13,426.8	1,239.0	14,665.8
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	105.0	105.0	(13.2)	91.8
Other comprehensive income (loss), after tax	—	—	—	2,092.2	—	—	2,092.2	—	2,092.2
Total comprehensive income (loss)							2,197.2	(13.2)	2,184.0
Reclassification of noncontrolling interest	—	—	—	—	—	—	—	—	—
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(70.3)	(70.3)
Common stock issuance	—	—	1.3	—	—	—	1.3	—	1.3
Common stock acquired - Share repurchase	—	(487.2)	—	—	—	—	(487.2)	—	(487.2)
Dividends on common stock	—	—	(6.1)	—	—	—	(6.1)	—	(6.1)
Share-based compensation	—	(6.3)	80.3	—	—	—	74.0	—	74.0
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(206.1)	(206.1)
Balance as of September 30, 2016	$2.7	$(2,795.8)	$23,792.3	$3,517.1	$—	$(9,310.3)	$15,206.0	$949.4	$16,155.4

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$2,478.4	$2,686.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	8,786.2	8,040.5
Equity securities, available-for-sale	90.3	38.2
Mortgage loans on real estate	917.6	950.6
Limited partnerships/corporations	206.0	198.3
Acquisition of:
Fixed maturities	(10,731.8)	(9,699.4)
Equity securities, available-for-sale	(39.0)	(114.1)
Mortgage loans on real estate	(1,945.5)	(1,883.4)
Limited partnerships/corporations	(304.6)	(332.5)
Short-term investments, net	150.0	139.9
Policy loans, net	7.1	76.8
Derivatives, net	(1,076.4)	297.9
Other investments, net	14.3	18.7
Sales from consolidated investment entities	1,539.8	4,087.9
Purchases within consolidated investment entities	(1,006.4)	(6,056.5)
Collateral received (delivered), net	927.4	530.5
Purchases of fixed assets, net	(49.2)	(38.3)
Net cash used in investing activities	(2,514.2)	(3,744.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	6,328.5	5,635.4
Maturities and withdrawals from investment contracts	(5,183.1)	(5,018.2)
Proceeds from issuance of debt with maturities of more than three months	798.2	—
Repayment of debt with maturities of more than three months	(708.3)	(31.2)
Debt issuance costs	(16.0)	(6.8)
Borrowings of consolidated investment entities	124.6	1,412.6
Repayments of borrowings of consolidated investment entities	(410.1)	(444.4)
Contributions from (distributions to) participants in consolidated investment entities	(150.1)	841.4
Proceeds from issuance of common stock, net	1.3	—
Excess tax benefits on share-based compensation	4.4	1.7
Share-based compensation	(6.3)	(4.4)
Common stock acquired - Share repurchase	(487.2)	(1,340.5)
Dividends paid	(6.1)	(6.9)
Net cash provided by financing activities	289.8	1,038.7
Net increase (decrease) in cash and cash equivalents	254.0	(19.8)
Cash and cash equivalents, beginning of period	2,512.7	2,530.9
Cash and cash equivalents, end of period	$2,766.7	$2,511.1
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$7,497.2	$—
Decrease of liabilities due to deconsolidation of consolidated investment entities	5,905.0	—
Decrease of equity due to deconsolidation of consolidated investment entities	1,592.2	—
Elimination of appropriated retained earnings	17.8	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services through five segments ("Ongoing Business"). In the third quarter of 2016, the Company simplified the management structure of its businesses and no longer groups the five segments into Insurance Solutions and Retirement and Investment Management Solutions businesses. The Company also has a Corporate segment, which includes the financial data not directly related to the businesses, and Closed Block segments. See the Segments Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2016, its results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and its changes in shareholders' equity and statements of cash flows for the nine months ended September 30, 2016 and 2015, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2015 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2016, certain internal investment management costs were reclassified within the Condensed Consolidated Statements of Operations in the amount of $23.1 and $75.5 from Operating expenses to Net investment income for the three and nine months ended September 30, 2015, respectively.

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

The provisions of ASU 2014-16 were adopted by the Company on January 1, 2016. The adoption had no effect on the Company’s financial condition, results of operations, or cash flows.

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

Future Adoption of Accounting Pronouncements
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-15.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of September 30, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$3,016.0	$797.5	$0.1	$—	$3,813.4	$—
U.S. Government agencies and authorities	306.3	72.3	0.1	—	378.5	—
State, municipalities and political subdivisions	2,004.0	125.8	3.7	—	2,126.1	—
U.S. corporate public securities	32,055.1	3,614.7	68.5	—	35,601.3	8.6
U.S. corporate private securities	7,228.9	503.2	47.2	—	7,684.9	—
Foreign corporate public securities and foreign governments(1)	7,843.4	662.2	83.8	—	8,421.8	—
Foreign corporate private securities(1)	7,428.7	502.4	23.8	—	7,907.3	—

Residential mortgage-backed securities:
Agency	5,743.1	370.5	10.6	55.6	6,158.6	—
Non-Agency	1,164.8	155.1	11.3	34.7	1,343.3	39.3
Total Residential mortgage-backed securities	6,907.9	525.6	21.9	90.3	7,501.9	39.3
Commercial mortgage-backed securities	3,784.3	242.3	2.7	—	4,023.9	6.7
Other asset-backed securities	1,233.2	58.8	10.0	—	1,282.0	4.1

Total fixed maturities, including securities pledged	71,807.8	7,104.8	261.8	90.3	78,741.1	58.7
Less: Securities pledged	1,867.4	334.3	8.2	—	2,193.5	—
Total fixed maturities	69,940.4	6,770.5	253.6	90.3	76,547.6	58.7

Equity securities:
Common stock	152.0	0.5	0.3	—	152.2	—
Preferred stock	95.8	37.3	—	—	133.1	—
Total equity securities	247.8	37.8	0.3	—	285.3	—

Total fixed maturities and equity securities investments	$70,188.2	$6,808.3	$253.9	$90.3	$76,832.9	$58.7
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
(4) Amount excludes $717.2 of net unrealized gains on impaired available-for-sale securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2015:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$3,136.4	$517.6	$5.0	$—	$3,649.0	$—
U.S. Government agencies and authorities	309.8	43.1	0.3	—	352.6	—
State, municipalities and political subdivisions	1,337.8	26.2	17.8	—	1,346.2	—
U.S. corporate public securities	32,794.3	1,647.4	825.7	—	33,616.0	9.6
U.S. corporate private securities	6,527.5	246.1	132.5	—	6,641.1	—
Foreign corporate public securities and foreign governments(1)	8,129.1	267.9	373.4	—	8,023.6	—
Foreign corporate private securities(1)	7,252.5	272.6	176.5	—	7,348.6	—

Residential mortgage-backed securities:
Agency	4,522.7	350.0	15.7	58.6	4,915.6	—
Non-Agency	779.3	138.2	8.9	36.3	944.9	46.5
Total Residential mortgage-backed securities	5,302.0	488.2	24.6	94.9	5,860.5	46.5
Commercial mortgage-backed securities	3,967.8	133.6	8.8	—	4,092.6	6.7
Other asset-backed securities	1,097.8	58.1	13.5	—	1,142.4	4.4

Total fixed maturities, including securities pledged	69,855.0	3,700.8	1,578.1	94.9	72,072.6	67.2
Less: Securities pledged	1,082.1	79.7	49.2	—	1,112.6	—
Total fixed maturities	68,772.9	3,621.1	1,528.9	94.9	70,960.0	67.2

Equity securities:
Common stock	210.1	0.5	0.2	—	210.4	—
Preferred stock	90.3	31.0	—	—	121.3	—
Total equity securities	300.4	31.5	0.2	—	331.7	—

Total fixed maturities and equity securities investments	$69,073.3	$3,652.6	$1,529.1	$94.9	$71,291.7	$67.2
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $639.1 of net unrealized gains on impaired available-for-sale securities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,154.4	$2,168.6
After one year through five years	13,491.0	14,325.3
After five years through ten years	18,948.0	20,135.4
After ten years	25,289.0	29,304.0
Mortgage-backed securities	10,692.2	11,525.8
Other asset-backed securities	1,233.2	1,282.0
Fixed maturities, including securities pledged	$71,807.8	$78,741.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2016 and December 31, 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s condensed consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2016
Communications	$3,819.0	$529.5	$4.5	$4,344.0
Financial	8,039.1	763.6	20.7	8,782.0
Industrial and other companies	25,507.9	2,324.1	42.6	27,789.4
Energy	6,414.8	509.6	120.3	6,804.1
Utilities	8,008.7	892.7	26.4	8,875.0
Transportation	1,792.6	187.0	1.9	1,977.7
Total	$53,582.1	$5,206.5	$216.4	$58,572.2

December 31, 2015
Communications	$3,956.0	$251.0	$73.0	$4,134.0
Financial	7,937.8	473.0	53.2	8,357.6
Industrial and other companies	24,762.3	1,020.4	542.0	25,240.7
Energy	7,871.5	127.9	668.1	7,331.3
Utilities	7,540.3	457.4	89.8	7,907.9
Transportation	1,705.3	70.5	40.2	1,735.6
Total	$53,773.2	$2,400.2	$1,466.3	$54,707.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2016 and December 31, 2015, approximately 46.3% and 49.3%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2016 and December 31, 2015, the fair value of loaned securities was $1,442.0 and $466.4, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2016 and December 31, 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $626.0 and $484.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, liabilities to return collateral of $626.0 and $484.4, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $870.6. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2016 (1)	December 31, 2015
U.S. Treasuries	$714.7	$—
U.S. Government agencies and authorities	4.7	—
U.S. corporate public securities	534.6	265.4
Foreign corporate public securities and foreign governments	242.6	219.0
Payables under securities loan agreements	$1,496.6	$484.4
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $626.0 and $870.6, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$50.0	$0.1	$—	$—		$—	$—	$50.0	$0.1
U.S. Government agencies and authorities	—	—	—	—		50.6	0.1	50.6	0.1
State, municipalities and political subdivisions	181.2	2.5	—	—		25.2	1.2	206.4	3.7
U.S. corporate public securities	615.7	9.4	15.9	0.9		607.3	58.2	1,238.9	68.5
U.S. corporate private securities	251.8	4.6	19.1	0.9		317.4	41.7	588.3	47.2
Foreign corporate public securities and foreign governments	197.9	6.2	33.7	3.0		501.3	74.6	732.9	83.8
Foreign corporate private securities	238.6	5.5	27.7	0.8		188.0	17.5	454.3	23.8
Residential mortgage-backed	654.5	4.4	135.6	4.0		219.4	13.5	1,009.5	21.9
Commercial mortgage-backed	169.4	0.4	57.4	0.6		3.6	1.7	230.4	2.7
Other asset-backed	36.2	0.3	5.3	—	*	196.9	9.7	238.4	10.0
Total	$2,395.3	$33.4	$294.7	$10.2		$2,109.7	$218.2	$4,799.7	$261.8
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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.6% and 83.8% of the average book value as of September 30, 2016 and December 31, 2015, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2016
Six months or less below amortized cost	$2,954.0	$6.7	$86.9	$1.7	299	12
More than six months and twelve months or less below amortized cost	552.7	187.8	22.5	51.7	97	18
More than twelve months below amortized cost	1,260.1	100.2	63.9	35.1	282	13
Total	$4,766.8	$294.7	$173.3	$88.5	678	43

December 31, 2015
Six months or less below amortized cost	$11,792.1	$1,863.4	$394.6	$524.5	1,051	130
More than six months and twelve months or less below amortized cost	9,465.3	48.3	518.0	23.2	737	5
More than twelve months below amortized cost	1,351.5	55.3	102.5	15.3	322	8
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
September 30, 2016
U.S. Treasuries	$50.1	$—		$0.1	$—		5	—
U.S. Government agencies and authorities	50.7	—		0.1	—		1	—
State, municipalities and political subdivisions	209.1	1.0		3.4	0.3		37	1
U.S. corporate public securities	1,242.9	64.5		50.7	17.8		121	4
U.S. corporate private securities	541.5	94.0		21.2	26.0		21	2
Foreign corporate public securities and foreign governments	697.3	119.4		45.0	38.8		66	11
Foreign corporate private securities	478.1	—	*	23.8	—	*	19	2
Residential mortgage-backed	1,022.0	9.4		19.1	2.8		318	17
Commercial mortgage-backed	229.0	4.1		0.4	2.3		20	4
Other asset-backed	246.1	2.3		9.5	0.5		70	2
Total	$4,766.8	$294.7		$173.3	$88.5		678	43

December 31, 2015
U.S. Treasuries	$487.2	$—		$5.0	$—		21	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	772.6	2.0		17.1	0.7		117	3
U.S. corporate public securities	11,712.1	1,025.4		542.7	283.0		955	73
U.S. corporate private securities	2,006.6	164.0		85.1	47.4		92	4
Foreign corporate public securities and foreign governments	3,570.1	668.1		173.9	199.5		331	48
Foreign corporate private securities	2,115.3	97.6		148.3	28.2		86	5
Residential mortgage-backed	875.1	3.8		22.7	1.9		327	7
Commercial mortgage-backed	622.7	2.8		7.3	1.5		56	1
Other asset-backed	397.6	3.3		12.7	0.8		124	2
Total	$22,608.9	$1,967.0		$1,015.1	$563.0		2,110	143
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
September 30, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	3.6	—	0.1	—
Non-agency RMBS 80% - 90%	32.2	—	2.3	—
Non-agency RMBS < 80%	314.9	4.9	16.2	1.0
Agency RMBS	843.0	5.1	8.7	1.9
Other ABS (Non-RMBS)	74.4	1.7	1.3	0.4
Total RMBS and Other ABS	$1,268.1	$11.7	$28.6	$3.3

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
September 30, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$247.2	$0.6	$11.0	$0.1
Non-agency RMBS > 5% - 10%	16.8	—	0.8	—
Non-agency RMBS > 0% - 5%	34.7	—	2.4	—
Non-agency RMBS 0%	52.0	4.3	4.4	0.9
Agency RMBS	843.0	5.1	8.7	1.9
Other ABS (Non-RMBS)	74.4	1.7	1.3	0.4
Total RMBS and Other ABS	$1,268.1	$11.7	$28.6	$3.3

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
September 30, 2016	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$704.2	$2.9	$8.6	$0.8
Floating Rate	563.9	8.8	20.0	2.5
Total	$1,268.1	$11.7	$28.6	$3.3
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

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the nine months ended September 30, 2016, and for the year ended December 31, 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of September 30, 2016 and December 31, 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.6	$11,474.1	$11,478.7	$20.2	$10,430.5	$10,450.7
Collective valuation allowance for losses	N/A	(3.0)	(3.0)	N/A	(3.2)	(3.2)
Total net commercial mortgage loans	$4.6	$11,471.1	$11,475.7	$20.2	$10,427.3	$10,447.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$3.2	$2.8
Addition to (reduction of) allowance for losses	(0.2)	0.4
Collective valuation allowance for losses, end of period	$3.0	$3.2

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.6	$20.2
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.6	$20.2
Unpaid principal balance of impaired loans	$6.1	$21.7

The following table presents information on restructured loans as of the dates indicated:

	September 30, 2016	December 31, 2015
Troubled debt restructured loans	$—	$15.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2016 and December 31, 2015.

There were no mortgage loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $3.1.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$4.7	$33.7
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.5
Interest income recognized on impaired loans, on a cash basis (1)	0.1	0.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.4
(1) Includes amounts for Troubled debt restructured loans.

	Nine Months Ended September 30,
	2016	2015
Impaired loans, average investment during the period (amortized cost) (1)	$12.4	$48.9
Interest income recognized on impaired loans, on an accrual basis (1)	0.3	2.0
Interest income recognized on impaired loans, on a cash basis (1)	0.4	2.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	1.7
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

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$1,357.7	$1,388.0
> 50% - 60%	2,909.0	2,694.1
> 60% - 70%	6,326.1	5,670.2
> 70% - 80%	869.3	679.6
> 80% and above	16.6	18.8
Total Commercial mortgage loans	$11,478.7	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$9,106.5	$8,112.1
> 1.25x - 1.5x	1,639.2	1,489.5
> 1.0x - 1.25x	493.6	550.3
Less than 1.0x	158.6	158.6
Commercial mortgage loans secured by land or construction loans	80.8	140.2
Total Commercial mortgage loans	$11,478.7	$10,450.7
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,884.6	25.1%	$2,605.3	24.9%
South Atlantic	2,637.1	23.0%	2,318.9	22.2%
Middle Atlantic	1,609.9	14.0%	1,499.1	14.3%
West South Central	1,172.9	10.2%	1,103.7	10.6%
Mountain	978.9	8.5%	924.2	8.8%
East North Central	1,243.4	10.9%	1,103.3	10.6%
New England	233.3	2.0%	222.8	2.1%
West North Central	522.2	4.6%	488.8	4.7%
East South Central	196.4	1.7%	184.6	1.8%
Total Commercial mortgage loans	$11,478.7	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

	September 30, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,731.5	32.5%	$3,672.8	35.1%
Industrial	2,530.4	22.1%	2,161.3	20.7%
Apartments	2,345.3	20.4%	1,942.9	18.6%
Office	1,851.6	16.1%	1,617.7	15.5%
Hotel/Motel	407.8	3.6%	425.0	4.1%
Other	498.0	4.3%	525.9	5.0%
Mixed Use	114.1	1.0%	105.1	1.0%
Total Commercial mortgage loans	$11,478.7	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	September 30, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$1,888.2	$—
2015	2,071.5	2,114.0
2014	1,867.0	1,896.0
2013	1,969.7	2,024.8
2012	1,262.5	1,423.3
2011	1,000.6	1,237.7
2010 and prior	1,419.2	1,754.9
Total Commercial mortgage loans	$11,478.7	$10,450.7
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

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	$—		—	$—	—
U.S. corporate public securities	9.0		2	12.5	15
Foreign corporate public securities and foreign governments(1)	—		—	26.4	8
Foreign corporate private securities(1)	3.0		1	—	—
Residential mortgage-backed	0.7		41	1.7	23
Commercial mortgage-backed	—		—	0.6	1
Other asset-backed	—	*	1	0.1	1
Equity	—		—	—	—
Total	$12.7		45	$41.3	48
* Less than $0.1.
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2016			2015
	Impairment		No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	$0.3		2	$—	—
U.S. corporate public securities	9.6		3	13.5	18
Foreign corporate public securities and foreign governments(1)	10.0		2	33.4	10
Foreign corporate private securities(1)	3.2		2	1.4	1
Residential mortgage-backed	4.6		74	5.2	58
Commercial mortgage-backed	—		—	0.8	2
Other asset-backed	—	*	1	0.2	2
Equity	—		—	0.1	1
Total	$27.7		84	$54.6	92
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The above tables include $3.5 and $9.0 of write-downs related to credit impairments for the three and nine months ended September 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $9.2 and $18.7 in write-downs for the three and nine months ended September 30, 2016, respectively, are related to intent impairments.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$9.1	2	$12.5	15
Foreign corporate public securities and foreign governments(1)	—	—	26.4	8
Residential mortgage-backed	0.1	6	1.2	7
Commercial mortgage-backed	—	—	0.6	1
Other asset-backed	—	—	—	—
Total	$9.2	8	$40.7	31
(1) Primarily U.S. dollar denominated.

	Nine Months Ended September 30,
	2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$9.1	2	$13.5	18
Foreign corporate public securities and foreign governments(1)	8.7	1	27.5	9
Residential mortgage-backed	0.9	11	1.8	10
Commercial mortgage-backed	—	—	0.8	2
Other asset-backed	—	—	0.1	1
Total	$18.7	14	$43.7	40
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Balance at July 1	$71.6	$80.2
Additional credit impairments:
On securities previously impaired	0.6	0.6
Reductions:
Increase in cash flows	1.7	0.1
Securities sold, matured, prepaid or paid down	2.8	3.0
Balance at September 30	$67.7	$77.7

	Nine Months Ended September 30,
	2016	2015
Balance at January 1	$75.3	$86.8
Additional credit impairments:
On securities previously impaired	3.4	3.4
Reductions:
Increase in cash flows	1.9	0.9
Securities sold, matured, prepaid or paid down	9.1	11.6
Balance at September 30	$67.7	$77.7

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Fixed maturities	$1,004.4	$983.6		$3,005.0	$2,963.0
Equity securities, available-for-sale	5.3	3.2		14.2	7.0
Mortgage loans on real estate	135.3	135.2		408.0	394.1
Policy loans	26.6	27.6		80.8	83.2
Short-term investments and cash equivalents	0.6	0.7		3.8	2.3
Other	19.9	(20.5)		6.6	(7.5)
Gross investment income	1,192.1	1,129.8		3,518.4	3,442.1
Less: investment expenses	28.7	26.2	(1)	85.7	82.3	(1)
Net investment income	$1,163.4	$1,103.6		$3,432.7	$3,359.8
(1)Includes reclassification of $23.1 and $75.5 of certain internal investment management costs from Operating expenses to Net investment income for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company had $14.2 and $3.4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(4.5)	$(48.1)
Fixed maturities, at fair value option	(103.4)	(82.0)
Equity securities, available-for-sale	0.1	(0.9)
Derivatives	(392.9)	823.1
Embedded derivative - fixed maturities	(7.4)	2.0
Guaranteed benefit derivatives	140.5	(394.7)
Other investments	(0.1)	(0.3)
Net realized capital gains (losses)	$(367.7)	$299.1
After-tax net realized capital gains (losses)	$(242.2)	$192.5

	Nine Months Ended September 30,
	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$(73.4)	$(53.9)
Fixed maturities, at fair value option	(119.9)	(260.0)
Equity securities, available-for-sale	0.2	(1.3)
Derivatives	(214.3)	431.8
Embedded derivatives - fixed maturities	(4.6)	(10.6)
Guaranteed benefit derivatives	(46.4)	(67.9)
Other investments	0.1	1.2
Net realized capital gains (losses)	$(458.3)	$39.3
After-tax net realized capital gains (losses)	$(300.6)	$23.6

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds on sales	$1,030.6	$1,364.5	$5,488.8	$4,142.3
Gross gains	12.9	18.2	134.1	50.7
Gross losses	3.7	23.1	177.7	54.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Derivative Financial Instruments

The Company enters into the following types of derivatives:

Interest rate caps and floors: The Company uses interest rate cap contracts to hedge the interest rate exposure arising from duration mismatches between assets and liabilities. Interest rate caps are also used to hedge interest rate exposure if rates rise above a specified level. The Company uses interest rate floor contracts to hedge interest rate exposure if rates decrease below a specified level. The Company pays an upfront premium to purchase these caps and floors. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Currency Options:  The Company uses currency option contracts to hedge currency exposure related to its invested assets.  The Company utilizes these contracts in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$286.5	$66.7	$—	$524.0	$73.3	$—
Foreign exchange contracts	207.3	22.1	0.1	174.7	36.4	—
Fair value hedges:
Interest rate contracts	285.9	—	10.0	551.4	0.8	9.8
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	78,421.8	2,146.1	706.9	65,169.4	1,055.0	352.2
Foreign exchange contracts	1,860.7	34.8	32.2	1,281.9	60.5	37.0
Equity contracts	27,276.7	431.4	64.7	19,738.4	286.2	65.8
Credit contracts	4,513.3	30.3	28.9	4,266.3	26.3	22.7
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	90.3	—	N/A	94.9	—
Within products	N/A	—	4,087.6	N/A	—	3,907.2
Within reinsurance agreements	N/A	—	159.4	N/A	—	25.2
Managed custody guarantees	N/A	—	4.5	N/A	—	0.3
Total		$2,821.7	$5,094.3		$1,633.4	$4,420.2
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the first quarter of 2017.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2016 and December 31, 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$4,513.3	$30.3	$28.9
Equity contracts	19,737.1	431.4	23.4
Foreign exchange contracts	2,068.0	56.9	32.3
Interest rate contracts	67,741.4	2,210.7	716.9
		2,729.3	801.5
Counterparty netting(1)		(651.8)	(651.8)
Cash collateral netting(1)		(1,820.6)	(91.9)
Securities collateral netting(1)		(138.6)	(29.1)
Net receivables/payables		$118.3	$28.7
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the Company held $1,495.3 and $270.7 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $640.9 and $195.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2016, the Company delivered $751.5 of securities and held $143.3 of securities as collateral. As of December 31, 2015, the Company delivered $646.2 of securities and held $24.8 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$0.4	$0.9	$1.3
Foreign exchange contracts	0.6	0.5	2.0	1.5
Fair value hedges:
Interest rate contracts	0.6	(4.0)	(5.1)	(8.1)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	29.2	288.8	662.1	106.1
Foreign exchange contracts	(3.1)	6.0	(8.8)	42.7
Equity contracts	(421.7)	522.0	(863.8)	280.0
Credit contracts	1.2	9.4	(1.6)	8.3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(7.4)	2.0	(4.6)	(10.6)
Within products(2)	140.5	(394.1)	(42.5)	(67.4)
Within reinsurance agreements(3)	(9.9)	6.3	(105.1)	75.6
Managed custody guarantees(2)	(0.1)	(0.6)	(4.0)	(0.5)
Total	$(269.8)	$436.7	$(370.5)	$428.9
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2016, the fair values of credit default swaps of $30.3 and $28.9 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $26.3 and $22.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2016, the maximum potential future net exposure to the Company was $2.1 billion, net of purchased protection of $500.0 on credit default swaps. As of December 31, 2015, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,086.9	$726.5	$—	$3,813.4
U.S. Government agencies and authorities	—	378.5	—	378.5
State, municipalities and political subdivisions	—	2,126.1	—	2,126.1
U.S. corporate public securities	—	35,571.8	29.5	35,601.3
U.S. corporate private securities	—	6,478.0	1,206.9	7,684.9
Foreign corporate public securities and foreign governments(1)	—	8,412.8	9.0	8,421.8
Foreign corporate private securities(1)	—	7,438.5	468.8	7,907.3
Residential mortgage-backed securities	—	7,419.5	82.4	7,501.9
Commercial mortgage-backed securities	—	3,991.0	32.9	4,023.9
Other asset-backed securities	—	1,087.6	194.4	1,282.0
Total fixed maturities, including securities pledged	3,086.9	73,630.3	2,023.9	78,741.1
Equity securities, available-for-sale	182.1	—	103.2	285.3
Derivatives:
Interest rate contracts	2.1	2,210.7	—	2,212.8
Foreign exchange contracts	—	56.9	—	56.9
Equity contracts	—	341.9	89.5	431.4
Credit contracts	—	17.8	12.5	30.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5,167.2	70.7	0.1	5,238.0
Assets held in separate accounts	93,206.3	4,760.3	9.1	97,975.7
Total assets	$101,644.6	$81,088.6	$2,238.3	$184,971.5
Percentage of Level to total	55.0%	43.8%	1.2%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives
FIA	$—	$—	$1,747.7	$1,747.7
IUL	—	—	69.3	69.3
GMAB/GMWB/GMWBL(2)	—	—	2,008.0	2,008.0
Stabilizer and MCGs	—	—	267.1	267.1
Other derivatives:
Interest rate contracts	—	716.9	—	716.9
Foreign exchange contracts	—	32.3	—	32.3
Equity contracts	41.3	23.0	0.4	64.7
Credit contracts	—	11.5	17.4	28.9
Embedded derivative on reinsurance	—	159.4	—	159.4
Total liabilities	$41.3	$943.1	$4,109.9	$5,094.3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2016
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$59.9	$—	$—	$—	$—	$—	$(0.1)	$—	$(30.3)	$29.5	$—
U.S. corporate private securities	1,092.4	—	11.1	133.1	—	—	(29.7)	—	—	1,206.9	—
Foreign corporate public securities and foreign governments(1)	9.0	—	0.1	—	—	—	(0.1)	—	—	9.0	—
Foreign corporate private securities(1)	475.0	(3.0)	8.3	—	—	—	(11.5)	—	—	468.8	(3.0)
Residential mortgage-backed securities	97.8	(4.4)	1.1	5.0	—	(2.6)	(0.4)	—	(14.1)	82.4	(3.7)
Commercial mortgage-backed securities	25.7	—	0.1	11.3	—	—	(2.7)	—	(1.5)	32.9	—
Other asset-backed securities	110.4	—	—	151.6	—	(1.0)	(0.7)	7.4	(73.3)	194.4	—
Total fixed maturities, including securities pledged	1,870.2	(7.4)	20.7	301.0	—	(3.6)	(45.2)	7.4	(119.2)	2,023.9	(6.7)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2016 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$101.9	$—	$1.3	$—	$—	$—	$—	$—	$—	$103.2	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,642.8)	(121.7)	—	—	(38.3)	—	55.1	—	—	(1,747.7)	—
IUL(2)	(51.5)	(13.4)	—	—	(6.7)	—	2.3	—	—	(69.3)	—
GMAB/GMWB/GMWBL(2)	(2,239.8)	269.4	—	—	(37.7)	—	0.1	—	—	(2,008.0)	—
Stabilizer and MCGs(2)	(272.0)	6.1	—	—	(1.2)	—	—	—	—	(267.1)	—
Other derivatives, net	56.1	18.6	—	12.1	—	—	(2.6)	—	—	84.2	28.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	0.1	—	—	—	—	—	—	—	—	0.1	—
Assets held in separate accounts(5)	3.4	0.2	—	4.1	—	(0.7)	—	2.1	—	9.1	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$(0.3)	$2.0	$—	$—	$(2.1)	$(1.1)	$24.1	$—	$29.5	$—
U.S. corporate private securities	1,040.3	0.1	47.4	268.3	—	(37.0)	(169.4)	81.9	(24.7)	1,206.9	0.2
Foreign corporate public securities and foreign governments(1)	13.8	(1.2)	(3.3)	—	—	—	(0.3)	—	—	9.0	(1.2)
Foreign corporate private securities(1)	430.4	(3.2)	26.3	—	—	(0.5)	(52.6)	80.0	(11.6)	468.8	(3.2)
Residential mortgage-backed securities	96.1	(3.1)	—	5.0	—	(14.9)	(0.7)	—	—	82.4	(10.7)
Commercial mortgage-backed securities	31.4	—	0.5	11.3	—	—	(9.3)	—	(1.0)	32.9	—
Other asset-backed securities	44.5	(0.2)	0.2	156.2	—	(1.0)	(3.6)	8.3	(10.0)	194.4	(0.3)
Total fixed maturities, including securities pledged	1,663.4	(7.9)	73.1	440.8	—	(55.5)	(237.0)	194.3	(47.3)	2,023.9	(15.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016 (continued)
	Fair Value as of January 1		Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
			Net Income	OCI
Equity securities, available-for-sale	$97.4		$—	$5.8	$—	$—	$—	$—	$—	$—	$103.2	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,820.1)		81.3	—	—	(160.9)	—	152.0	—	—	(1,747.7)	—
IUL(2)	(52.6)		(3.6)	—	—	(20.4)	—	7.3	—	—	(69.3)	—
GMAB/GMWB/GMWBL(2)	(1,873.5)		(21.9)	—	—	(113.0)	—	0.4	—	—	(2,008.0)	—
Stabilizer and MCGs(2)	(161.3)		(102.3)	—	—	(3.5)	—	—	—	—	(267.1)	—
Other derivatives, net	52.4		(1.3)	—	39.4	—	—	(6.3)	—	—	84.2	31.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	*	—	0.1	—	—	—	—	—	—	0.1	—
Assets held in separate accounts(5)	3.9		0.2	—	4.1	—	(0.7)	—	5.5	(3.9)	9.1	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$70.9	$—	$(0.3)	$119.7	$—	$—	$(0.1)	$—	$(63.0)	$127.2	$—
U.S. corporate private securities	966.9	(0.1)	(0.4)	20.5	—	—	(13.2)	—	(25.0)	948.7	(0.2)
Foreign corporate public securities and foreign governments(1)	19.5	—	(1.8)	—	—	—	(4.4)	—	—	13.3	—
Foreign corporate private securities(1)	448.9	—	(0.2)	6.2	—	—	(28.8)	—	(2.4)	423.7	—
Residential mortgage-backed securities	96.5	0.8	—	—	—	(5.6)	(0.1)	—	—	91.6	(3.1)
Commercial mortgage-backed securities	—	—	(0.1)	33.1	—	—	(2.8)	—	—	30.2	—
Other asset-backed securities	36.4	—	—	—	—	—	(1.2)	—	—	35.2	—
Total fixed maturities, including securities pledged	1,639.1	0.7	(2.8)	179.5	—	(5.6)	(50.6)	—	(90.4)	1,669.9	(3.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.7	$—	$0.3	$40.0	$—	$—	$—	$—	$—	$97.0	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,953.5)	327.0	—	—	(79.8)	—	40.4	—	—	(1,665.9)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(1,305.5)	(652.3)	—	—	(38.0)	—	0.2	—	—	(1,995.6)	—
Stabilizer and MCGs(2)	(92.0)	(69.4)	—	—	(1.2)	—	—	—	—	(162.6)	—
Other derivatives, net	66.8	(36.8)	—	10.0	—	—	(3.0)	—	—	37.0	(29.8)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	(6.0)	—	—	—	—
Assets held in separate accounts(5)	—	—	—	4.0	—	—	—	—	—	4.0	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Nine Months Ended September 30, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$103.8	$—	$(0.4)	$119.7	$—	$—	$(1.6)	$—	$(94.3)	$127.2	$—
U.S. corporate private securities	978.8	0.2	(17.8)	136.4	—	—	(184.5)	35.6	—	948.7	0.3
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(2.0)	—	—	—	(7.5)	15.2	—	13.3	(5.9)
Foreign corporate private securities(1)	435.2	0.7	(1.9)	15.1	—	—	(79.1)	53.7	—	423.7	0.1
Residential mortgage-backed securities	94.2	(4.6)	(1.9)	—	—	(5.6)	(0.5)	12.6	(2.6)	91.6	(8.3)
Commercial mortgage-backed securities	22.0	—	(0.1)	33.1	—	—	(2.8)	—	(22.0)	30.2	—
Other asset-backed securities	10.1	—	0.1	29.0	—	—	(1.8)	34.9	(37.1)	35.2	—
Total fixed maturities, including securities pledged	1,657.6	(9.6)	(24.0)	333.3	—	(5.6)	(277.8)	152.0	(156.0)	1,669.9	(13.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$56.3	$(0.1)	$0.8	$40.0	$—	$—	$—	$—	$—	$97.0	$(0.1)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,970.0)	339.8	—	—	(173.4)	—	137.7	—	—	(1,665.9)	—
IUL(2)	—	—	—	—	—	—	—	—	—	—	—
GMAB/GMWB/GMWBL(2)	(1,527.7)	(351.5)	—	—	(116.9)	—	0.5	—	—	(1,995.6)	—
Stabilizer and MCGs(2)	(102.9)	(56.2)	—	—	(3.5)	—	—	—	—	(162.6)	—
Other derivatives, net	72.1	(43.6)	—	29.4	—	—	(20.9)	—	—	37.0	(35.1)
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	6.0	—	—	—	—	—	(6.0)	—	—	—	—
Assets held in separate accounts(5)	2.3	—	—	4.0	—	—	—	—	(2.3)	4.0	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2016:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.2% to 18%		0.2% to 18%		—		—		0.2% to 7.6%
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—		—		—
Nonperformance risk	0.14% to 1.9%		0.14% to 1.9%		0.14% to 1.9%		0.14% to 0.81%		0.14% to 1.9%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%		—		—
Lapses	0.06% to 9.6%	(3)(4)	0.3% to 17.7%	(3)(4)	0% to 60%	(3)	2% to 10%		0 % to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0 % to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of September 30, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$2.0	$—	$2.0	10.0
60-69	5.9	0.1	6.0	5.0
70+	5.8	0.1	5.9	3.2
	$13.7	$0.2	$13.9	5.7
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and 15% of policies the Company assumes will never withdraw until age 100.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of September 30, 2016 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—		0.4% to 6.9%	$2.9		0.1% to 4.5%
	Out of the Money	—	*	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—		4.7% to 17.3%	$2.8		2.3% to 11.6%
	Out of the Money	—	*	17.3% to 19.1%	—	*	11.6% to 12.2%
After Surrender Charge Period
	In the Money**	$—		2.8% to 10.6%	$8.0		1.4% to 6.7%
	Out of the Money	0.1		10.6% to 11.7%	0.7		6.7% to 7.0%
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
*Less than $0.1
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and policies the Company assumes will never withdraw.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2015 (account value amounts are in $ billions). The December 31, 2015 presentation and calculation of the lapse ranges has been made consistent with the current period. Lapse ranges are based on weighted average ranges of underlying account value exposure.

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—		0.4% to 6.9%	$5.0		0.1% to 4.5%
	Out of the Money	—	*	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	*	5.4% to 22.3%	$2.0		3.0% to 13.7%
	Out of the Money	—	*	22.3% to 24.5%	—	*	13.7% to 14.4%
After Surrender Charge Period
	In the Money**	$—	*	2.8% to 12.1%	$7.1		1.8% to 7.9%
	Out of the Money	—	*	12.1% to 13.3%	0.6		7.9% to 8.2%
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$78,741.1	$78,741.1	$72,072.6	$72,072.6
Equity securities, available-for-sale	285.3	285.3	331.7	331.7
Mortgage loans on real estate	11,475.7	11,907.5	10,447.5	10,881.4
Policy loans	1,995.6	1,995.6	2,002.7	2,002.7
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	5,238.0	5,238.0	4,669.4	4,669.4
Derivatives	2,731.4	2,731.4	1,538.5	1,538.5
Other investments	77.7	87.6	91.6	101.5
Assets held in separate accounts	97,975.7	97,975.7	96,514.8	96,514.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	53,058.4	59,612.8	51,361.7	56,884.4
Funding agreements with fixed maturities and guaranteed investment contracts	1,121.3	1,107.5	1,488.5	1,463.1
Supplementary contracts, immediate annuities and other	3,433.2	3,783.3	2,948.1	3,162.8
Derivatives:
Guaranteed benefit derivatives:
FIA	1,747.7	1,747.7	1,820.1	1,820.1
IUL	69.3	69.3	52.6	52.6
GMAB/GMWB/GMWBL	2,008.0	2,008.0	1,873.5	1,873.5
Stabilizer and MCGs	267.1	267.1	161.3	161.3
Other derivatives	842.8	842.8	487.5	487.5
Long-term debt	3,548.5	3,816.1	3,485.9	3,772.7
Embedded derivative on reinsurance	159.4	159.4	25.2	25.2
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

Other investments: Primarily Federal Home Loan Bank ("FHLB") stock, which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2016
	DAC	VOBA	Total
Balance as of January 1, 2016	$4,357.5	$1,012.6	$5,370.1
Deferrals of commissions and expenses	286.5	7.3	293.8
Amortization:
Amortization	(433.1)	(180.7)	(613.8)
Interest accrued(1)	173.9	58.7	232.6
Net amortization included in Condensed Consolidated Statements of Operations	(259.2)	(122.0)	(381.2)
Change due to unrealized capital gains/losses on available-for-sale securities	(905.7)	(317.5)	(1,223.2)
Balance as of September 30, 2016	$3,479.1	$580.4	$4,059.5

	2015
	DAC	VOBA	Total
Balance as of January 1, 2015	$3,890.9	$680.0	$4,570.9
Deferrals of commissions and expenses	265.8	7.9	273.7
Amortization:
Amortization	(675.9)	(146.2)	(822.1)
Interest accrued(1)	171.1	63.5	234.6
Net amortization included in Condensed Consolidated Statements of Operations	(504.8)	(82.7)	(587.5)
Change due to unrealized capital gains/losses on available-for-sale securities	390.7	278.2	668.9
Balance as of September 30, 2015	$4,042.6	$883.4	$4,926.0
(1)Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2016 and 3.5% to 7.5% during 2015.

6.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of September 30, 2016, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 313,339 and 9,477,038 shares, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (2)	2015	2016 (2)	2015
Restricted Stock Unit (RSU) awards (1)	$23.8	$13.8	$52.2	$40.5
RSUs - Deal incentive awards	—	—	—	2.1
Performance Stock Unit (PSU) awards (1)	11.0	8.2	26.4	34.2
Stock options	3.8	—	10.5	—
Phantom Plan	0.5	0.2	0.8	3.5
Share-based compensation expense	$39.1	$22.2	$89.9	$80.3
Income tax benefit	13.7	7.8	31.5	28.1
After-tax share-based compensation expense	$25.4	$14.4	$58.4	$52.2
(1) This table includes immaterial compensation expense for the three months ended September 30, 2015  and $0.8 for the nine months ended September 30, 2015 related to ING Group RSU awards. In addition, this table includes immaterial compensation expense for the three months ended September 30, 2015 and $7.9 for the nine months ended September 30, 2015, related to ING Group PSU awards.
(2) Includes $19.1 adjustment for expenses associated with the true-up of previously granted, unvested equity awards to certain grantees that have met the required service period.

Awards Outstanding

The following table summarizes the number of awards under the Omnibus Plans for the period indicated:

	RSU Awards		PSU Awards		Stock Options
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	3.5	$34.81	0.8	$44.21	3.8	$11.89
Adjustment for PSU performance factor	—	—	0.1	44.22	—	—
Granted	1.7	31.31	1.6	28.83	—	—
Vested	(1.8)	31.25	(0.9)	44.19	—	—
Forfeited	(0.2)	34.16	(0.1)	29.30	(0.5)	11.89
Outstanding as of September 30, 2016	3.2	$34.97	1.5	$28.85	3.3	$11.89
(1)Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018. As of September 30, 2016, none of the performance conditions have been satisfied.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2015	263.7		21.8	241.9
Common shares issued	—		—	—
Common shares acquired - share repurchase	—		34.3	(34.3)
Share-based compensation	1.6		0.1	1.5
Balance, December 31, 2015	265.3		56.2	209.1
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation	2.7		0.2	2.5
Balance, September 30, 2016	268.0		73.4	194.6
* Less than 0.1.

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
On February 4, 2016, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $700.0. Additionally, on October 27, 2016 the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $600.0. The current share repurchase authorization expires on December 31, 2017 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

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
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

8.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings	2016	2015	2016	2015
Net income (loss) available to common shareholders:
Net income (loss)	$(236.5)	$116.2	$91.8	$699.0
Less: Net income (loss) attributable to noncontrolling interest	11.6	75.9	(13.2)	183.9
Net income (loss) available to common shareholders	$(248.1)	$40.3	$105.0	$515.1

Weighted average common shares outstanding
Basic	199.6	221.8	202.9	229.4
Dilutive Effects:(1)(2)
RSU awards	—	1.8	1.6	1.7
PSU awards	—	—	0.2	0.2
Diluted	199.6	223.6	204.7	231.3

Net income (loss) available to common shareholders per common share
Basic	$(1.24)	$0.18	$0.52	$2.25
Diluted	(1.24)	0.18	0.51	2.23
(1) For the three and nine months ended September 30, 2016 and 2015, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) For the three months ended September 30, 2016, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 1.8 and 0.1 shares for stock compensation plans of RSU awards and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss in the period.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	September 30,
	2016	2015
Fixed maturities, net of OTTI	$6,843.0	$3,490.8
Equity securities, available-for-sale	37.5	30.3
Derivatives	285.6	267.2
DAC/VOBA adjustment on available-for-sale securities	(1,988.0)	(1,171.7)
Sales inducements and other intangibles adjustment on available-for-sale securities	(327.2)	(42.7)
Other	(30.9)	(31.2)
Unrealized capital gains (losses), before tax	4,820.0	2,542.7
Deferred income tax asset (liability)	(1,328.7)	(531.7)
Net unrealized capital gains (losses)	3,491.3	2,011.0
Pension and other postretirement benefits liability, net of tax	25.8	34.7
AOCI	$3,517.1	$2,045.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$269.5		$(97.3)	$172.2
Equity securities	1.4		(0.5)	0.9
Other	0.1		—	0.1
OTTI	2.2		(0.8)	1.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	4.4		(1.5)	2.9
DAC/VOBA	(114.3)		40.0	(74.3)
Sales inducements and other intangibles	(28.5)		10.0	(18.5)
Change in unrealized gains/losses on available-for-sale securities	134.8		(50.1)	84.7

Derivatives:
Derivatives	(2.4)	(1)	0.8	(1.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.4)		1.9	(3.5)
Change in unrealized gains/losses on derivatives	(7.8)		2.7	(5.1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$123.6		$(46.2)	$77.4
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,638.6		$(1,621.2)	$3,017.4
Equity securities	6.2		(2.2)	4.0
Other	0.4		(0.1)	0.3
OTTI	8.5		(3.0)	5.5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	73.2		(25.6)	47.6
DAC/VOBA	(1,223.2)	(1)	428.1	(795.1)
Sales inducements and other intangibles	(304.6)		106.6	(198.0)
Change in unrealized gains/losses on available-for-sale securities	3,199.1		(1,117.4)	2,081.7

Derivatives:
Derivatives	41.3	(2)	(14.5)	26.8
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(14.8)		5.2	(9.6)
Change in unrealized gains/losses on derivatives	26.5		(9.3)	17.2

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$3,215.3		$(1,123.1)	$2,092.2
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(241.1)		$84.0	$(157.1)
Equity securities	(1.1)		0.4	(0.7)
Other	0.2		(0.1)	0.1
OTTI	3.5		(1.2)	2.3
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	49.0		(17.1)	31.9
DAC/VOBA	55.8		(19.5)	36.3
Sales inducements and other intangibles	9.2		(3.2)	6.0
Change in unrealized gains/losses on available-for-sale securities	(124.5)		43.3	(81.2)

Derivatives:
Derivatives	34.3	(1)	(12.0)	22.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(3.6)		1.2	(2.4)
Change in unrealized gains/losses on derivatives	30.7		(10.8)	19.9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Other comprehensive income (loss)	$(97.2)		$33.7	$(63.5)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,420.7)		$845.1	$(1,575.6)
Equity securities	(0.8)		0.3	(0.5)
Other	0.2		(0.1)	0.1
OTTI	12.9		(4.5)	8.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statement of Operations	55.2		(19.3)	35.9
DAC/VOBA	668.9	(1)	(234.1)	434.8
Sales inducements and other intangibles	32.5		(11.4)	21.1
Change in unrealized gains/losses on available-for-sale securities	(1,651.8)		576.0	(1,075.8)

Derivatives:
Derivatives	48.3	(2)	(16.9)	31.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statement of Operations	(10.6)		3.7	(6.9)
Change in unrealized gains/losses on derivatives	37.7		(13.2)	24.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statement of Operations	(10.3)		3.6	(6.7)
Change in pension and other postretirement benefits liability	(10.3)		3.6	(6.7)
Change in Other comprehensive income (loss)	$(1,624.4)		$566.4	$(1,058.0)
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

However, in the third quarter of 2016, the Company utilized the discrete-period method under ASC 740 to compute its interim income tax provision due to significant variations in the relationship between the income tax expense and the pre-tax loss. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

The Company's effective tax rates for the three and nine months ended September 30, 2016 were 33.6% and (138.4)%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the relative dividends received deduction ("DRD") and noncontrolling interest.

The Company's effective tax rates for the three and nine months ended September 30, 2015 were (44.7)% and 15.6%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the relative DRD and noncontrolling interest.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

11.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of September 30, 2016 and December 31, 2015.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of September 30, 2016 and December 31, 2015:

	Maturity	September 30, 2016	December 31, 2015
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$142.8	$159.4
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	185.7	201.8
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.6	13.7
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	93.7	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	360.6	843.8
2.9% Senior Notes, due 2018	02/15/2018	824.6	995.7
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738.1	737.8
5.7% Senior Notes, due 2043	07/15/2043	394.3	394.1
3.65% Senior Notes, due 2026	06/15/2026	494.0	—
4.8% Senior Notes, due 2046	06/15/2046	296.2	—
Subtotal		3,548.5	3,459.8
Less: Current portion of long-term debt		—	—
Total		$3,548.5	$3,459.8
(1) Guaranteed by ING Group.

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

During the nine months ended September 30, 2016, Voya Financial, Inc. repurchased $486.8 and $173.0 of the outstanding principal amount of 5.5% Senior Notes due July 15, 2022 and 2.9% Senior Notes due February 15, 2018, respectively, all of which was repurchased in the tender offer. In connection with these transactions, the Company incurred a loss on debt extinguishment of $0.1 and $87.6 for the three and nine months ended September 30, 2016, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Aetna Notes

During the nine months ended September 30, 2016, Voya Holdings repurchased $14.8, $16.4, and $17.3 of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. In connection with these transactions, the Company incurred a loss on debt extinguishment of $17.0 for the nine months ended September 30, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of September 30, 2016, the outstanding principal amount of the Aetna Notes was $426.5, which is guaranteed by ING Group.

On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. During the nine months ended September 30, 2016, the Company withdrew $49.6 of collateral, net of interest earned, thereby reducing the remaining collateral balance to $27.4. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of September 30, 2016, there were no amounts outstanding as revolving credit borrowings and $30.7 of LOCs outstanding under the senior unsecured credit facility.

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

As of September 30, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $489.4 and purchase limited partnerships and private placement investments of $1,677.6, of which $210.6 related to consolidated investment entities. As of December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $771.9 and purchase limited partnerships and private placement investments of $970.9, of which $225.9 related to consolidated investment entities.

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

	September 30, 2016	December 31, 2015
Fixed maturity collateral pledged to FHLB	$1,101.1	$1,528.5
FHLB restricted stock(1)	59.7	73.3
Other fixed maturities-state deposits	226.7	210.3
Securities pledged(2)	2,193.5	1,112.6
Total restricted assets	$3,581.0	$2,924.7
(1) Included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Includes the fair value of loaned securities of $1,442.0 and $466.4 as of September 30, 2016 and December 31, 2015, respectively. In addition, as of September 30, 2016 and December 31, 2015, the Company delivered securities as collateral of $751.5 and $646.2, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2016 and December 31, 2015, the Company had $0.9 billion and $1.3 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, assets with a market value of approximately $1.1 billion and $1.5 billion, respectively, collateralized the FHLB funding agreements.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.0.

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

Litigation also includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement Insurance and Annuity Company ("VRIAC") “Group Annuity Contract Stable Value Funds.” Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

Litigation also includes Patrico v. Voya Financial, Inc., et al (USDC SDNY, No. 1:16-cv-07070) (filed September 9, 2016), a putative class action in which plaintiff, a participant in a 401(k) Plan, seeks to represent a class of plans “for which Voya or its subsidiaries provide recordkeeping, investment management or investment advisory services and for which Financial Engines provides investment advice to plan participants.” Plaintiff alleges that the Company and its affiliates have violated ERISA by charging unreasonable fees in connection with in-plan investment advice provided in conjunction with Financial Engines, a third-party investment adviser. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of September 30, 2016, approximately $28.1 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

For the nine months ended September 30, 2016, approximately $30.2 in previously accrued carried interest, associated with one private equity fund, was reversed as a result of a decline in fund performance through September 30, 2016. No such amounts for this private equity fund were reversed for the three months ended September 30, 2016.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $603.5 and $722.8 as of September 30, 2016 and December 31, 2015, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of September 30, 2016 and December 31, 2015, the Company consolidated 8 and 17 CLOs, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company consolidated 13 and 33 funds respectively, which were structured as partnerships.

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	September 30, 2016	December 31, 2015
Assets of Consolidated Investment Entities
VIEs (1)
Cash and cash equivalents	$184.3	$246.4
Corporate loans, at fair value using the fair value option	2,347.0	6,882.5
Limited partnerships/corporations, at fair value	1,799.2	—
Other assets	25.6	115.3
Total VIE assets	4,356.1	7,244.2
VOEs (1)
Cash and cash equivalents	0.6	221.2
Limited partnerships/corporations, at fair value	183.6	4,973.7
Other assets	1.7	39.0
Total VOE assets	185.9	5,233.9
Total assets of consolidated investment entities	$4,542.0	$12,478.1

Liabilities of Consolidated Investment Entities
VIEs (1)
CLO notes, at fair value using the fair value option	$2,320.0	$6,956.2
Other liabilities	664.4	240.8
Total VIE liabilities	2,984.4	7,197.0
VOEs (1)
Other liabilities	4.8	1,710.8
Total VOE liabilities	4.8	1,710.8
Total liabilities of consolidated investment entities	$2,989.2	$8,907.8
(1) The September 30, 2016 balances reflect the adoption of ASU 2015-02 which reflects limited partnerships as VIEs. Under previous guidance, as of December 31, 2015, these entities were considered VOEs and reflected in the relative line item.

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2016 and 2024, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.0%. As of September 30, 2016 and December 31, 2015, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $65.8 and $325.5, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2016 and December 31, 2015.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 6.55% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 8.4 years as of September 30, 2016. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2016, the Level 3 assets and liabilities were immaterial.

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

As of September 30, 2016 and December 31, 2015, certain private equity funds maintained revolving lines of credit of $596.6 and $597.0, respectively, which renew annually and bear interest at LIBOR/EURIBOR plus 150 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, outstanding borrowings amount to $473.3 and $553.7, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$184.3	$—	$—	$—	$184.3
Corporate loans, at fair value using the fair value option	—	2,329.9	17.1	—	2,347.0
Limited partnerships/corporations, at fair value	—	—	—	1,799.2	1,799.2
VOEs
Cash and cash equivalents	0.6	—	—	—	0.6
Limited partnerships/corporations, at fair value	—	127.7	—	55.9	183.6
Total assets, at fair value	$184.9	$2,457.6	$17.1	$1,855.1	$4,514.7
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$2,320.0	$—	$—	$2,320.0
Total liabilities, at fair value	$—	$2,320.0	$—	$—	$2,320.0

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2015:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$246.4	$—	$—	$—	$246.4
Corporate loans, at fair value using the fair value option	—	6,864.2	18.3	—	6,882.5
Limited partnerships/corporations, at fair value	—	—	—	—	—
VOEs
Cash and cash equivalents	221.2	—	—	—	221.2
Limited partnerships/corporations, at fair value	—	2,092.6	39.7	2,841.4	4,973.7
Total assets, at fair value	$467.6	$8,956.8	$58.0	$2,841.4	$12,323.8
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$—	$6,956.2	$—	$6,956.2
Total liabilities, at fair value	$—	$—	$6,956.2	$—	$6,956.2

As a result of the adoption of ASU 2015-02 effective January 1, 2016, the Company deconsolidated 10 CLOs comprised of $4.6 billion of Corporate loans, none of which were Level 3 assets, and $4.6 billion of Collateralized loan obligation notes, all of which were Level 3 liabilities, as of December 31, 2015. Due to the adoption of ASU 2014-13 the CLO notes are classified within Level

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2 of the fair value hierarchy, consistent with the majority of the CLO financial assets. As of September 30, 2016, the Level 3 assets were immaterial.

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2016 and September 30, 2015, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the three months ended September 30, 2015 is presented in the table below:

	Fair Value as of July 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.0	$0.1	$—	$(0.5)	$—	$—	$18.6
VOEs:
Limited partnerships/corporations, at fair value	16.1	(0.8)	—	—	—	—	15.3
Total assets, at fair value	$35.1	$(0.7)	$—	$(0.5)	$—	$—	$33.9
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,986.6	$(114.0)	$565.6	$(212.6)	$—	$—	$7,225.6
Total liabilities, at fair value	$6,986.6	$(114.0)	$565.6	$(212.6)	$—	$—	$7,225.6

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the nine months ended September 30, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Condensed Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of September 30
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.2	$—	$—	$(0.6)	$—	$—	$18.6
VOEs:
Limited partnerships/corporations, at fair value	17.1	(1.8)	—	—	—	—	15.3
Total assets, at fair value	$36.3	$(1.8)	$—	$(0.6)	$—	$—	$33.9
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,838.1	$(101.7)	$1,173.0	$(683.8)	$—	$—	$7,225.6
Total liabilities, at fair value	$6,838.1	$(101.7)	$1,173.0	$(683.8)	$—	$—	$7,225.6

Deconsolidation of Certain Investment Entities

Other than deconsolidations due to the adoption of ASU 2015-02 on January 1, 2016, the Company deconsolidated one investment entity during the three and nine months ended September 30, 2016. Upon the Company’s quarterly assessment of consolidation, the Company determined it was no longer the primary beneficiary of a consolidated limited partnership due to a reduction in the Company’s investment in the partnership and reduction in their obligation to absorb losses/right to receive benefits of the VIE that could potentially be significant to the VIE. During the three and nine months ended September 30, 2015, the Company deconsolidated one investment entity.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2016 and December 31, 2015, the Company held $75.0 and $1.4 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	September 30, 2016		December 31, 2015
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$75.0	$75.0	$—	$—
Limited partnership/corporations	698.8	698.8	1.4	1.4

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

14.    Segments

The Company provides its principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. In addition, the Company has a Corporate and two Closed Block segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the Company's segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retirement(1)	$62.9	$80.5	$307.1	$333.4
Investment Management(1)	51.5	45.6	106.0	139.5
Annuities(1)	113.3	50.5	236.6	180.1
Individual Life(1)	(76.2)	(10.8)	15.2	70.3
Employee Benefits(1)	41.3	44.2	94.4	122.5

Corporate	(77.5)	(75.6)	(244.8)	(177.1)
Closed Block Other	(6.9)	2.6	(1.2)	20.4
Total operating earnings before income taxes	108.4	137.0	513.3	689.1

Adjustments:
Closed Block Variable Annuity	(328.0)	(7.1)	(225.5)	144.0
Net investment gains (losses) and related charges and adjustments	(65.6)	(64.6)	(150.7)	(23.6)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(53.5)	(31.7)	61.2	(54.3)
Income (loss) related to businesses exited through reinsurance or divestment	1.3	(16.4)	3.4	(65.1)
Income (loss) attributable to noncontrolling interest	11.6	75.9	(13.2)	183.9
Loss related to early extinguishment of debt	(0.1)	(0.2)	(104.2)	(10.1)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	(7.1)	—	(7.1)	—
Other adjustments to operating earnings	(22.9)	(12.6)	(38.7)	(36.1)
Income (loss) before income taxes	$(355.9)	$80.3	$38.5	$827.8
(1) Ongoing Business

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

The summary below reconciles operating revenues for the Company's segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retirement(1)	$673.8	$1,137.3	$2,333.8	$2,331.6
Investment Management(1)	163.0	152.6	437.6	474.3
Annuities(1)	310.6	314.4	932.7	940.4
Individual Life(1)	637.7	670.1	1,886.6	2,001.8
Employee Benefits(1)	405.9	376.7	1,206.4	1,123.8

Corporate	14.5	14.1	44.9	53.1
Closed Block Other	10.4	14.9	41.6	52.8
Total operating revenues	2,215.9	2,680.1	6,883.6	6,977.8

Adjustments:
Closed Block Variable Annuity	271.7	789.0	1,086.7	1,711.9
Net realized investment gains (losses) and related charges and adjustments	(12.8)	(97.8)	(160.1)	(63.8)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(51.1)	119.9	114.6	110.7
Revenues related to businesses exited through reinsurance or divestment	32.3	27.3	156.9	15.7
Revenues attributable to noncontrolling interest	39.3	146.8	65.3	396.4
Other adjustments to operating revenues	33.2	31.1	86.8	120.2
Total revenues	$2,528.5	$3,696.4	$8,233.8	$9,268.9
(1) Ongoing Business

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Management intersegment revenues	$42.4	$39.9	$123.1	$118.4

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2016	December 31, 2015
Retirement	$100,933.3	$93,771.5
Investment Management	487.8	556.8
Annuities	25,852.7	25,055.7
Individual Life	27,403.8	26,068.9
Employee Benefits	2,653.6	2,554.8
Total Ongoing Business	157,331.2	148,007.7
Corporate	4,487.7	5,893.1
Closed Blocks:
Closed Block Variable Annuity	45,234.4	44,322.9
Closed Block Other	7,630.4	8,244.5
Closed Blocks	52,864.8	52,567.4
Total assets of segments	214,683.7	206,468.2
Noncontrolling interest	3,938.5	11,755.3
Total assets	$218,622.2	$218,223.5

15.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of September 30, 2016 and December 31, 2015, their results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and their statement of cash flows for the nine months ended September 30, 2016 and 2015.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets
September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$72,659.4	$(15.3)	$72,644.1
Fixed maturities, at fair value using the fair value option	—	—	3,903.5	—	3,903.5
Equity securities, available-for-sale, at fair value	93.9	—	191.4	—	285.3
Short-term investments	212.0	—	1,134.8	—	1,346.8
Mortgage loans on real estate, net of valuation allowance	—	—	11,475.7	—	11,475.7
Policy loans	—	—	1,995.6	—	1,995.6
Limited partnerships/corporations	—	—	698.8	—	698.8
Derivatives	59.6	—	2,791.0	(119.2)	2,731.4
Investments in subsidiaries	16,590.7	11,759.5	—	(28,350.2)	—
Other investments	—	0.4	77.3	—	77.7
Securities pledged	—	—	2,193.5	—	2,193.5
Total investments	16,956.2	11,759.9	97,121.0	(28,484.7)	97,352.4
Cash and cash equivalents	523.3	3.4	2,240.0	—	2,766.7
Short-term investments under securities loan agreements, including collateral delivered	10.7	—	1,113.8	—	1,124.5
Accrued investment income	—	—	932.3	—	932.3
Reinsurance recoverable	—	—	7,305.1	—	7,305.1
Deferred policy acquisition costs and Value of business acquired	—	—	4,059.5	—	4,059.5
Sales inducements to contract holders	—	—	211.4	—	211.4
Current income taxes	(1.8)	(1.9)	11.0	—	7.3
Deferred income taxes	473.6	38.4	616.1	—	1,128.1
Goodwill and other intangible assets	—	—	227.3	—	227.3
Loans to subsidiaries and affiliates	445.3	—	—	(445.3)	—
Due from subsidiaries and affiliates	4.8	8.3	2.4	(15.5)	—
Other assets	22.1	—	967.8	—	989.9
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,982.8	—	1,982.8
Cash and cash equivalents	—	—	184.9	—	184.9
Corporate loans, at fair value using the fair value option	—	—	2,347.0	—	2,347.0
Other assets	—	—	27.3	—	27.3
Assets held in separate accounts	—	—	97,975.7	—	97,975.7
Total assets	$18,434.2	$11,808.1	$217,325.4	$(28,945.5)	$218,622.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheets (Continued)
September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,506.7	$—	$21,506.7
Contract owner account balances	—	—	69,899.3	—	69,899.3
Payables under securities loan agreement, including collateral held	—	—	2,878.0	—	2,878.0
Short-term debt with affiliates	—	259.5	185.8	(445.3)	—
Long-term debt	3,107.8	437.4	18.6	(15.3)	3,548.5
Funds held under reinsurance agreements	—	—	773.3	—	773.3
Derivatives	59.6	—	902.4	(119.2)	842.8
Pension and other postretirement provisions	—	—	631.4	—	631.4
Due to subsidiaries and affiliates	0.2	—	12.8	(13.0)	—
Other liabilities	60.6	5.1	1,358.7	(2.5)	1,421.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	2,320.0	—	2,320.0
Other liabilities	—	—	669.2	—	669.2
Liabilities related to separate accounts	—	—	97,975.7	—	97,975.7
Total liabilities	3,228.2	702.0	199,131.9	(595.3)	202,466.8

Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	15,206.0	11,106.1	17,244.1	(28,350.2)	15,206.0
Noncontrolling interest	—	—	949.4	—	949.4
Total shareholders' equity	15,206.0	11,106.1	18,193.5	(28,350.2)	16,155.4
Total liabilities and shareholders' equity	$18,434.2	$11,808.1	$217,325.4	$(28,945.5)	$218,622.2

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7.1	$—	$1,159.3	$(3.0)	$1,163.4
Fee income	—	—	857.9	—	857.9
Premiums	—	—	726.7	—	726.7
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(12.8)	—	(12.8)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.1)	—	(0.1)
Net other-than-temporary impairments recognized in earnings	—	—	(12.7)	—	(12.7)
Other net realized capital gains (losses)	—	0.1	(355.1)	—	(355.0)
Total net realized capital gains (losses)	—	0.1	(367.8)	—	(367.7)
Other revenue	—	—	90.5	—	90.5
Income (loss) related to consolidated investment entities:
Net investment income	—	—	57.7	—	57.7
Total revenues	7.1	0.1	2,524.3	(3.0)	2,528.5
Benefits and expenses:
Policyholder benefits	—	—	1,385.5	—	1,385.5
Interest credited to contract owner account balances	—	—	521.4	—	521.4
Operating expenses	1.8	—	721.8	—	723.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	180.7	—	180.7
Interest expense	37.1	9.9	1.4	(3.0)	45.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	26.7	—	26.7
Other expense	—	—	1.1	—	1.1
Total benefits and expenses	38.9	9.9	2,838.6	(3.0)	2,884.4
Income (loss) before income taxes	(31.8)	(9.8)	(314.3)	—	(355.9)
Income tax expense (benefit)	55.3	(2.9)	(105.1)	(66.7)	(119.4)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(87.1)	(6.9)	(209.2)	66.7	(236.5)
Equity in earnings (losses) of subsidiaries, net of tax	(161.0)	2.4	—	158.6	—
Net income (loss) including noncontrolling interest	(248.1)	(4.5)	(209.2)	225.3	(236.5)
Less: Net income (loss) attributable to noncontrolling interest	—	—	11.6	—	11.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(248.1)	$(4.5)	$(220.8)	$225.3	$(248.1)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$14.8	$0.1	$3,426.9	$(9.1)	$3,432.7
Fee income	—	—	2,510.4	—	2,510.4
Premiums	—	—	2,405.1	—	2,405.1
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(26.0)	—	(26.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1.7	—	1.7
Net other-than-temporary impairments recognized in earnings	—	—	(27.7)	—	(27.7)
Other net realized capital gains (losses)	1.3	—	(431.9)	—	(430.6)
Total net realized capital gains (losses)	1.3	—	(459.6)	—	(458.3)
Other revenue	1.0	—	256.9	—	257.9
Income (loss) related to consolidated investment entities:
Net investment income	—	—	86.0	—	86.0
Total revenues	17.1	0.1	8,225.7	(9.1)	8,233.8
Benefits and expenses:
Policyholder benefits	—	—	3,818.3	—	3,818.3
Interest credited to contract owner account balances	—	—	1,514.0	—	1,514.0
Operating expenses	6.6	—	2,153.6	—	2,160.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	381.2	—	381.2
Interest expense	201.0	47.2	3.7	(9.1)	242.8
Operating expenses related to consolidated investment entities:
Interest expense	—	—	75.4	—	75.4
Other expense	—	—	3.4	—	3.4
Total benefits and expenses	207.6	47.2	7,949.6	(9.1)	8,195.3
Income (loss) before income taxes	(190.5)	(47.1)	276.1	—	38.5
Income tax expense (benefit)	(0.2)	(16.3)	29.9	(66.7)	(53.3)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(190.3)	(30.8)	246.2	66.7	91.8
Equity in earnings (losses) of subsidiaries, net of tax	295.3	137.2	—	(432.5)	—
Net income (loss) including noncontrolling interest	105.0	106.4	246.2	(365.8)	91.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	(13.2)	—	(13.2)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$105.0	$106.4	$259.4	$(365.8)	$105.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(5.4)	$—	$1,111.0	$(2.0)	$1,103.6
Fee income	—	—	871.8	—	871.8
Premiums	—	—	1,128.8	—	1,128.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(40.7)	—	(40.7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.6	—	0.6
Net other-than-temporary impairments recognized in earnings	—	—	(41.3)	—	(41.3)
Other net realized capital gains (losses)	(1.7)	(0.1)	342.2	—	340.4
Total net realized capital gains (losses)	(1.7)	(0.1)	300.9	—	299.1
Other revenue	0.9	—	106.7	(0.9)	106.7
Income (loss) related to consolidated investment entities:
Net investment income	—	—	175.4	—	175.4
Changes in fair value related to collateralized loan obligations	—	—	11.0	—	11.0
Total revenues	(6.2)	(0.1)	3,705.6	(2.9)	3,696.4
Benefits and expenses:
Policyholder benefits	—	—	1,956.5	—	1,956.5
Interest credited to contract owner account balances	—	—	498.3	—	498.3
Operating expenses	3.9	—	724.8	(0.9)	727.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	316.3	—	316.3
Interest expense	37.0	10.3	1.1	(2.0)	46.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	66.7	—	66.7
Other expense	—	—	4.1	—	4.1
Total benefits and expenses	40.9	10.3	3,567.8	(2.9)	3,616.1
Income (loss) before income taxes	(47.1)	(10.4)	137.8	—	80.3
Income tax expense (benefit)	(15.3)	—	(23.0)	2.4	(35.9)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31.8)	(10.4)	160.8	(2.4)	116.2
Equity in earnings (losses) of subsidiaries, net of tax	72.1	(221.1)	—	149.0	—
Net income (loss) including noncontrolling interest	40.3	(231.5)	160.8	146.6	116.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	75.9	—	75.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$40.3	$(231.5)	$84.9	$146.6	$40.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$(1.9)	$0.1	$3,368.4	$(6.8)	$3,359.8
Fee income	—	—	2,644.0	—	2,644.0
Premiums	—	—	2,404.8	—	2,404.8
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(51.3)	—	(51.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	3.3	—	3.3
Net other-than-temporary impairments recognized in earnings	—	—	(54.6)	—	(54.6)
Other net realized capital gains (losses)	(1.0)	0.3	94.6	—	93.9
Total net realized capital gains (losses)	(1.0)	0.3	40.0	—	39.3
Other revenue	2.7	—	315.3	(2.7)	315.3
Income (loss) related to consolidated investment entities:
Net investment income	—	—	529.3	—	529.3
Changes in fair value related to collateralized loan obligations	—	—	(23.6)	—	(23.6)
Total revenues	(0.2)	0.4	9,278.2	(9.5)	9,268.9
Benefits and expenses:
Policyholder benefits	—	—	3,802.3	—	3,802.3
Interest credited to contract owner account balances	—	—	1,473.2	—	1,473.2
Operating expenses	7.4	—	2,210.5	(2.7)	2,215.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	587.5	—	587.5
Interest expense	113.1	41.1	3.0	(6.8)	150.4
Operating expenses related to consolidated investment entities:
Interest expense	—	—	203.9	—	203.9
Other expense	—	—	8.6	—	8.6
Total benefits and expenses	120.5	41.1	8,289.0	(9.5)	8,441.1
Income (loss) before income taxes	(120.7)	(40.7)	989.2	—	827.8
Income tax expense (benefit)	(32.6)	(0.4)	175.8	(14.0)	128.8
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(88.1)	(40.3)	813.4	14.0	699.0
Equity in earnings (losses) of subsidiaries, net of tax	603.2	339.3	—	(942.5)	—
Net income (loss) including noncontrolling interest	515.1	299.0	813.4	(928.5)	699.0
Less: Net income (loss) attributable to noncontrolling interest	—	—	183.9	—	183.9
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$515.1	$299.0	$629.5	$(928.5)	$515.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(248.1)	$(4.5)	$(209.2)	$225.3	$(236.5)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	124.8	53.7	124.9	(178.6)	124.8
Other-than-temporary impairments	2.2	1.2	2.2	(3.4)	2.2
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	123.6	54.1	123.7	(177.8)	123.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	46.2	21.9	46.3	(68.2)	46.2
Other comprehensive income (loss), after tax	77.4	32.2	77.4	(109.6)	77.4
Comprehensive income (loss)	(170.7)	27.7	(131.8)	115.7	(159.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	11.6	—	11.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(170.7)	$27.7	$(143.4)	$115.7	$(170.7)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$105.0	$106.4	$246.2	$(365.8)	$91.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	3,217.1	2,163.0	3,217.3	(5,380.3)	3,217.1
Other-than-temporary impairments	8.5	5.7	8.5	(14.2)	8.5
Pension and other postretirement benefits liability	(10.3)	(2.4)	(10.3)	12.7	(10.3)
Other comprehensive income (loss), before tax	3,215.3	2,166.3	3,215.5	(5,381.8)	3,215.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,123.1	756.0	1,123.2	(1,879.2)	1,123.1
Other comprehensive income (loss), after tax	2,092.2	1,410.3	2,092.3	(3,502.6)	2,092.2
Comprehensive income (loss)	2,197.2	1,516.7	2,338.5	(3,868.4)	2,184.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(13.2)	—	(13.2)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$2,197.2	$1,516.7	$2,351.7	$(3,868.4)	$2,197.2

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(218.3)	$130.5	$2,799.2	$(233.0)	$2,478.4
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,786.2	—	8,786.2
Equity securities, available-for-sale	12.7	—	77.6	—	90.3
Mortgage loans on real estate	—	—	917.6	—	917.6
Limited partnerships/corporations	—	—	206.0	—	206.0
Acquisition of:
Fixed maturities	—	—	(10,731.8)	—	(10,731.8)
Equity securities, available-for-sale	(16.4)	—	(22.6)	—	(39.0)
Mortgage loans on real estate	—	—	(1,945.5)	—	(1,945.5)
Limited partnerships/corporations	—	—	(304.6)	—	(304.6)
Short-term investments, net	—	—	150.0	—	150.0
Policy loans, net	—	—	7.1	—	7.1
Derivatives, net	1.3	—	(1,077.7)	—	(1,076.4)
Other investments, net	—	0.1	14.2	—	14.3
Sales from consolidated investments entities	—	—	1,539.8	—	1,539.8
Purchases within consolidated investment entities	—	—	(1,006.4)	—	(1,006.4)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(115.4)	—	—	115.4	—
Return of capital contributions and dividends from subsidiaries	922.0	756.0	—	(1,678.0)	—
Capital contributions to subsidiaries	(65.0)	(44.0)	—	109.0	—
Collateral received (delivered), net	(0.1)	—	927.5	—	927.4
Purchases of fixed assets, net	—	—	(49.2)	—	(49.2)
Net cash provided by (used in) investing activities	739.4	712.1	(2,511.8)	(1,453.9)	(2,514.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	6,328.5	—	6,328.5
Maturities and withdrawals from investment contracts	—	—	(5,183.1)	—	(5,183.1)
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—	—	798.2
Repayment of debt with maturities of more than three months	(659.8)	(48.5)	—	—	(708.3)
Debt issuance costs	(16.0)	—	—	—	(16.0)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	—	52.9	62.5	(115.4)	—
Return of capital contributions and dividends to parent	—	(892.0)	(1,019.0)	1,911.0	—
Contributions of capital from parent	—	30.0	79.0	(109.0)	—
Borrowings of consolidated investment entities	—	—	124.6	—	124.6
Repayments of borrowings of consolidated investment entities	—	—	(410.1)	—	(410.1)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(150.1)	—	(150.1)
Proceeds from issuance of common stock, net	1.3	—	—	—	1.3
Excess tax benefits on share-based compensation	—	—	4.4	—	4.4
Share-based compensation	(6.3)	—	—	—	(6.3)
Common stock acquired - Share repurchase	(487.2)	—	—	—	(487.2)
Dividends paid	(6.1)	—	—	—	(6.1)
Net cash provided by (used in) financing activities	(375.9)	(857.6)	(163.6)	1,686.9	289.8
Net (decrease) increase in cash and cash equivalents	145.2	(15.0)	123.8	—	254.0
Cash and cash equivalents, beginning of period	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of period	$523.3	$3.4	$2,240.0	$—	$2,766.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$32.7	$67.5	$2,916.5	$(330.3)	$2,686.4

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,040.5	—	8,040.5
Equity securities, available-for-sale	19.4	—	18.8	—	38.2
Mortgage loans on real estate	—	—	950.6	—	950.6
Limited partnerships/corporations	—	—	198.3	—	198.3
Acquisition of:
Fixed maturities	—	—	(9,699.4)	—	(9,699.4)
Equity securities, available-for-sale	(23.5)	—	(90.6)	—	(114.1)
Mortgage loans on real estate	—	—	(1,883.4)	—	(1,883.4)
Limited partnerships/corporations	—	—	(332.5)	—	(332.5)
Short-term investments, net	(212.0)	—	351.9	—	139.9
Policy loans, net	—	—	76.8	—	76.8
Derivatives, net	(4.0)	—	301.9	—	297.9
Other investments, net	—	13.7	5.0	—	18.7
Sales from consolidated investments entities	—	—	4,087.9	—	4,087.9
Purchases within consolidated investment entities	—	—	(6,056.5)	—	(6,056.5)
Maturity of intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans	(96.3)	—	—	96.3	—
Return of capital contributions from subsidiaries	1,281.0	1,197.7	—	(2,478.7)	—
Collateral received (delivered), net	—	—	530.5	—	530.5
Purchases of fixed assets, net	—	—	(38.3)	—	(38.3)
Net cash provided by (used in) investing activities	965.3	1,211.4	(3,538.5)	(2,383.1)	(3,744.9)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2015

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

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 and financial condition as of September 30, 2016 and December 31, 2015. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2015 ("Annual Report on Form 10-K").

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

Overview

We provide our principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits ("Ongoing Business"). In the third quarter of 2016, we simplified the management structure of our businesses and no longer group our five segments into Insurance Solutions and Retirement and Investment Management Solutions businesses. In addition, we also have a Corporate and two Closed Block reporting segments: Closed Block Variable Annuity ("CBVA") and Closed Block Other.

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

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $95.4 billion as of September 30, 2016, consists predominantly of fixed income investments and currently has an average yield of approximately 5.0%. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2016 will earn an average yield in the range of 3.25% to 3.50%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Furthermore, Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance fees related to sponsored private equity funds (“carried interest”) that are subject to later adjustment based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdles. For the three and nine months ended September 30, 2016, our carried interest total net results were a gain of $1.3 million and a loss of $26.7 million, respectively, including the reversal of $30.2 million in previously accrued carried interest for the nine months ended September 30, 2016 related to a private equity fund which experienced significant declines in the market value of its investment portfolio. No such amounts for this private equity fund were reversed for the three months ended September 30, 2016. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. As of September 30, 2016, approximately $28.1 million of previously accrued carried interest, none of which is related to the private equity fund referenced above, would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. See Risk Factors in Part I, Item 1A. of our Annual Report on Form 10-K for further information.

Restructuring

Through a series of initiatives focused on Voya becoming a simpler, more agile company able to deliver an enhanced customer experience, we expect to achieve annual run rate cost savings of at least $100 million in 2018 and subsequent years. These cost savings represent an increase of at least $60 million to $70 million annually from our previously announced plans to achieve $30 million to $40 million in annual run rate cost savings in 2018. A portion of these incremental cost savings will be achieved by simplifying how we operate, including a further emphasis on less capital-intensive products and the achievement of operational synergies from the combination of our Annuities and Individual Life businesses.

In the third quarter of 2016, actions related to our simplification efforts resulted in restructuring expenses, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, we incurred an immaterial amount of restructuring expense, which was classified as a component of other reconciling items from net income to operating income ("Non-operating").

Based on plans approved in October 2016, we will incur restructuring expenses of at least $30 million in connection with these cost savings initiatives during the fourth quarter of 2016. As we develop and approve additional restructuring plans, we will incur additional restructuring expenses in one or more periods through the end of 2018, which will be classified as Non-operating. These costs, which include severance and other costs, cannot currently be estimated, but which could be material, and are not reflected in our run-rate cost savings estimates for 2018.

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

We also discuss certain operating measures as well as Operating earnings before income taxes and Operating revenues, which provide useful information about our Ongoing Business and the operational factors underlying our financial performance. See the Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to Total operating earnings before income taxes and the adjustments made to reconcile Total revenues to Total operating revenues.

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net investment income	$1,163.4	$1,103.6	$3,432.7	$3,359.8
Fee income	857.9	871.8	2,510.4	2,644.0
Premiums	726.7	1,128.8	2,405.1	2,404.8
Net realized capital gains (losses)	(367.7)	299.1	(458.3)	39.3
Other revenue	90.5	106.7	257.9	315.3
Income (loss) related to consolidated investment entities:
Net investment income	57.7	175.4	86.0	529.3
Changes in fair value related to collateralized loan obligations	—	11.0	—	(23.6)
Total revenues	2,528.5	3,696.4	8,233.8	9,268.9
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,906.9	2,454.8	5,332.3	5,275.5
Operating expenses	723.6	727.8	2,160.2	2,215.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	180.7	316.3	381.2	587.5
Interest expense	45.4	46.4	242.8	150.4
Operating expenses related to consolidated investment entities:
Interest expense	26.7	66.7	75.4	203.9
Other expense	1.1	4.1	3.4	8.6
Total benefits and expenses	2,884.4	3,616.1	8,195.3	8,441.1
Income (loss) before income taxes	(355.9)	80.3	38.5	827.8
Income tax expense (benefit)	(119.4)	(35.9)	(53.3)	128.8
Net income (loss)	(236.5)	116.2	91.8	699.0
Less: Net income (loss) attributable to noncontrolling interest	11.6	75.9	(13.2)	183.9
Net income (loss) available to our common shareholders	$(248.1)	$40.3	$105.0	$515.1

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating expenses:
Commissions	$244.7	$278.3	$745.5	$827.3
General and administrative expenses:
Strategic Investment Program	28.9	31.7	93.5	44.8
Other general and administrative expenses	540.7	514.4	1,615.0	1,616.8
Total general and administrative expenses	569.6	546.1	1,708.5	1,661.6
Total operating expenses, before DAC/VOBA deferrals	814.3	824.4	2,454.0	2,488.9
DAC/VOBA deferrals	(90.7)	(96.6)	(293.8)	(273.7)
Total operating expenses	$723.6	$727.8	$2,160.2	$2,215.2

The following table presents AUM and AUA as of the dates indicated:

	September 30,
($ in millions)	2016	2015
AUM and AUA:
Retirement	$314,705.3	$288,349.7
Investment Management	258,470.1	249,439.0
Annuities	27,517.1	26,700.9
Individual Life	15,193.0	15,485.9
Employee Benefits	1,815.6	1,809.7
Eliminations/Other	(177,298.3)	(171,336.4)
Total Ongoing Business	440,402.8	410,448.8
Closed Blocks:
Closed Block Variable Annuity	38,092.8	38,229.2
Closed Block Other	1,362.9	1,724.8
Total Closed Blocks	39,455.7	39,954.0
Total AUM and AUA	$479,858.5	$450,402.8

AUM	283,288.7	268,932.9
AUA	196,569.8	181,469.9
Total AUM and AUA	$479,858.5	$450,402.8

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Retirement(1)	$62.9	$80.5	$307.1	$333.4
Investment Management(1)	51.5	45.6	106.0	139.5
Annuities(1)	113.3	50.5	236.6	180.1
Individual Life(1)	(76.2)	(10.8)	15.2	70.3
Employee Benefits(1)	41.3	44.2	94.4	122.5

Corporate	(77.5)	(75.6)	(244.8)	(177.1)
Closed Block Other	(6.9)	2.6	(1.2)	20.4
Total operating earnings before income taxes	108.4	137.0	513.3	689.1

Adjustments:
Closed Block Variable Annuity(2)	(328.0)	(7.1)	(225.5)	144.0
Net investment gains (losses) and related charges and adjustments(3)	(65.6)	(64.6)	(150.7)	(23.6)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments(3)	(53.5)	(31.7)	61.2	(54.3)
Income (loss) related to businesses exited through reinsurance or divestment(3)	1.3	(16.4)	3.4	(65.1)
Income (loss) attributable to noncontrolling interest(3)	11.6	75.9	(13.2)	183.9
Loss related to early extinguishment of debt(3)	(0.1)	(0.2)	(104.2)	(10.1)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments(3)	(7.1)	—	(7.1)	—
Other adjustments to operating earnings(3)	(22.9)	(12.6)	(38.7)	(36.1)
Income (loss) before income taxes	$(355.9)	$80.3	$38.5	$827.8
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Retirement(1)	$673.8	$1,137.3	$2,333.8	$2,331.6
Investment Management(1)	163.0	152.6	437.6	474.3
Annuities(1)	310.6	314.4	932.7	940.4
Individual Life(1)	637.7	670.1	1,886.6	2,001.8
Employee Benefits(1)	405.9	376.7	1,206.4	1,123.8

Corporate	14.5	14.1	44.9	53.1
Closed Block Other	10.4	14.9	41.6	52.8
Total operating revenues	2,215.9	2,680.1	6,883.6	6,977.8

Adjustments:
Closed Block Variable Annuity(2)	271.7	789.0	1,086.7	1,711.9
Net realized investment gains (losses) and related charges and adjustments(3)	(12.8)	(97.8)	(160.1)	(63.8)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits(3)	(51.1)	119.9	114.6	110.7
Revenues related to businesses exited through reinsurance or divestment(3)	32.3	27.3	156.9	15.7
Revenues attributable to noncontrolling interest(3)	39.3	146.8	65.3	396.4
Other adjustments to operating revenues(3)	33.2	31.1	86.8	120.2
Total revenues	$2,528.5	$3,696.4	$8,233.8	$9,268.9
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

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Other-than-temporary impairments	$(4.1)	$(37.7)	$(19.0)	$(49.9)
CMO-B fair value adjustments(1)	2.6	(51.6)	(30.5)	(14.0)
Gains (losses) on the sale of securities	(0.8)	(7.1)	(62.2)	2.3
Other, including changes in the fair value of derivatives	(10.3)	2.7	(27.7)	3.7
Total investment gains (losses)	(12.6)	(93.7)	(139.4)	(57.9)
Net amortization of DAC/VOBA and other intangibles on above	(50.5)	26.0	8.2	32.7
Net investment gains (losses), including Closed Block Variable Annuity	(63.1)	(67.7)	(131.2)	(25.2)
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	2.5	(3.1)	19.5	(1.6)
Net investment gains (losses)	$(65.6)	$(64.6)	$(150.7)	$(23.6)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Gain (loss), excluding nonperformance risk	$(102.4)	$75.3	$(53.0)	$51.4
Gain (loss) due to nonperformance risk	14.0	19.9	110.3	14.4
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(88.4)	95.2	57.3	65.8
Net amortization of DAC/VOBA and sales inducements	34.9	(126.9)	3.9	(120.1)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(53.5)	$(31.7)	$61.2	$(54.3)

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

During the third quarter of 2016, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $144.9 million to Operating earnings before income taxes for the three and nine months ended September 30, 2016, compared to a net unfavorable impact of $82.0 million for the three and nine months ended September 30, 2015. These impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking and include a net favorable variance in DAC/VOBA unlocking being more than offset by a net unfavorable variance in other intangibles unlocking.

During the third quarter of 2016 and 2015, we received a distribution of cash in the amount of $2.6 million and $2.5 million, respectively, in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery") which was recognized in Net investment income. In addition, during the third quarter of 2015, we recognized losses on certain receivables associated with previously disposed Low Income Housing Tax Credit partnerships (“LIHTC”). These losses, in the amount of $0.9 million, were also recognized in Net investment income. Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as “Net gain(loss) from Lehman Recovery/LIHTC.”

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(140.0)	$(93.1)	$(120.8)	$(95.4)
Net gain (loss) from Lehman Recovery/LIHTC(2)	2.6	1.6	2.6	1.6
(1) DAC/VOBA and other intangibles unlocking is included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.
(2) Net gain (loss) from Lehman Recovery/LIHTC is included in Operating earnings before income taxes of the Investment Management segment and the Corporate segment in 2016 and 2015, respectively.

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

Consolidated - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Income (Loss)

Net investment income increased $59.8 million from $1,103.6 million to $1,163.4 million primarily due to growth in general account assets in our Retirement and CBVA segments, higher prepayment fee income and higher alternative investment income. The unfavorable impacts of the continued low interest rate environment on reinvestment rates and the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations) partially offset the increase.

Fee income decreased $13.9 million from $871.8 million to $857.9 million primarily due to continued runoff in our CBVA segment and lower Fee income in our Retirement segment. These declines are partially offset by an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges from higher universal life sales in our Individual Life segment. The decline in Fee income in our Retirement segment was due to a shift in the business mix, terminated contracts in the recordkeeping business and the impact of participants' transfers from variable investment options into fixed investment options, partially offset by the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM.

Premiums decreased $402.1 million from $1,128.8 million to $726.7 million primarily due to lower sales of pension risk transfer contracts in our Retirement segment and lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction in our Individual Life segment. These declines were partially offset by higher premiums from the annuitization of life contingent contracts in our CBVA segment and increased block size due to sales across all product lines in our Employee Benefits segment.

Net realized capital gains (losses) decreased $666.8 million from a gain $299.1 million to a loss $367.7 million primarily due to net unfavorable changes in guaranteed benefit derivatives, including the impact of nonperformance risk, partially driven by annual assumption updates. Additionally, an unfavorable variance in our CHO program, primarily due to equity market performance variances, movements in credit spreads, and lower than expected market volatility contributed to the decline. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

The unfavorable variances described above were partially offset by lower net realized investment losses, primarily due to lower impairments and favorable changes in CMO-B fair value adjustments.

Other revenue decreased $16.2 million from $106.7 million to $90.5 million primarily due to lower letter of credit (“LOC”) recoveries as a result of debt restructuring in 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description).

Interest credited and other benefits to contract owners/policyholders decreased $547.9 million from $2,454.8 million to $1,906.9 million primarily due to lower sales of pension risk transfer contracts in our Retirement segment, a decrease in reserves due to favorable fund returns in the current period in our CBVA segment and a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction in our Individual Life segment. The decreases were partially offset by unfavorable changes in intangibles unlocking resulting from annual assumption updates and higher annuitization of life contingent contracts in our CBVA segment. In addition, higher Employee Benefits group stop loss and group life in-force and higher loss ratios due to favorable loss ratio experience in the prior period that did not reoccur contributed to the offset.

Operating expenses decreased $4.2 million from $727.8 million to $723.6 million primarily due to the Fourth Quarter 2015 Reinsurance Transaction and lower LOC fees as a result of debt restructuring in 2015, referenced above, as well as lower legal costs, lower expenses in our CBVA segment as a result of continued runoff and lower recordkeeping expenses associated with terminated contracts in our Retirement segment. These declines were partially offset by net compensation adjustments, higher restructuring costs, the recognition of net actuarial losses related to our pension and other postretirement benefit obligations and higher expenses associated with growth of the business in our Employee Benefits segment.

Net amortization of DAC/VOBA decreased $135.6 million from $316.3 million to $180.7 million primarily due to favorable changes in DAC/VOBA unlocking, mostly resulting from annual assumption updates, and lower DAC/VOBA amortization as a result of unfavorable changes in guaranteed benefit derivatives related to annual assumption updates. In addition, a favorable variance in amortization offset by unlocking on the universal life block, both driven by lower gross profits, contributed to the decrease.

Income (loss) before income taxes decreased $436.2 million from a gain of $80.3 million to a loss of $355.9 million primarily due to losses in our CBVA segment, where our focus continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. In addition, lower income attributable to noncontrolling interests, and lower Operating earnings before income taxes, described below, which included the unfavorable impact of annual assumption updates, contributed to the decline.

Income tax benefit increased $83.5 million from $35.9 million to $119.4 million primarily due to a decrease in our income, partially offset by a decrease in the benefit associated with the dividends received deduction ("DRD").

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $28.6 million from $137.0 million to $108.4 million primarily due to higher unfavorable DAC/VOBA and other intangible unlocking from annual assumption updates as well as higher benefits incurred, compared to favorable results in the prior period in our Employee Benefits segment. A decline in our Annuities segment due to net unfavorable reserve refinements was partially offset by a favorable reserve refinement in our Employee Benefits segment. Additionally, the decrease was partially offset by higher prepayment fee income, higher alternative investment income, and improved results in our Individual Life segment driven by improved mortality as a result of reduced severity, in addition to higher cost of insurance fees and lower net intangible amortization on the aging in-force universal life blocks.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment losses and related charges and adjustments increased $1.0 million from $64.6 million to $65.6 million due to lower investment losses being more than offset by unfavorable changes in DAC/VOBA and other intangibles. A decline in impairments and favorable changes in CMO-B fair value adjustments drove lower investment losses. The unfavorable variance in DAC/VOBA and other intangibles was primarily due to higher amortization on improved investment results as well as unfavorable changes in unlocking.

Net guaranteed benefit hedging losses and related charges and adjustments increased $21.8 million from $31.7 million to $53.5 million primarily as a result of unfavorable changes in guaranteed benefit derivatives, net of related amortization and unlocking, due to annual assumption updates.

Income (loss) related to businesses exited through reinsurance or divestment changed $17.7 million from a loss of $16.4 million to a gain of $1.3 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, and investment gains on securities associated with business reinsured.

Loss on early extinguishment of debt decreased $0.1 million in the current period primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments was a loss of $7.1 million in the current period.

Other adjustments to operating earnings increased $10.3 million from a loss of $12.6 million to a loss of $22.9 million primarily due to higher restructuring costs slightly offset by lower rebranding costs.

Consolidated - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Income (Loss)

Net investment income increased $72.9 million from $3,359.8 million to $3,432.7 million primarily due to growth in general account assets in our Retirement and CBVA segments, higher prepayment fee income and growth in FIAs in our Annuities segment, partially offset by lower AR/MYGAs general account assets resulting from continued run-off. Additionally, partially offsetting these increases were lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates and the impact of the Fourth Quarter 2015 Reinsurance Transaction. The decline in alternative investment income included the reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund.

Fee income decreased $133.6 million from $2,644.0 million to $2,510.4 million primarily due to continued runoff in our CBVA segment and lower Fee income in our Retirement segment. These declines are partially offset by an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges from higher universal life sales in our Individual Life segment. The decline in Fee income in our Retirement segment was primarily due to participants' transfers from variable investment options into fixed investment options, the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM, the shift in the business mix and terminated contracts in the recordkeeping business.

Premiums increased $0.3 million from $2,404.8 million to $2,405.1 million primarily due to an increased block size due to sales across product lines in our Employee Benefits segment and higher annuitization of life contingent contracts in our CBVA segment. These increases were partially offset by lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction in our Individual Life segment and lower sales of pension risk transfer contracts in our Retirement segment.

Net realized capital gains (losses) decreased $497.6 million from a gain of $39.3 million to a loss of $458.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, partially driven by annual assumption updates. Additionally, an unfavorable variance in our CHO program was primarily due to equity market performance variances, movements in credit spreads, and lower than expected market volatility, partially offset by the impact of equity markets. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility.

The decline was partially offset by favorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk. Gains from market value changes associated with business reinsured are partially offset by a corresponding increase in Interest credited and other benefits to contract owners/policyholders.

Other revenue decreased $57.4 million from $315.3 million to $257.9 million primarily due to lower letter of credit (“LOC”) recoveries as a result of debt restructuring in 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description).

Interest credited and other benefits to contract owners/policyholders increased $56.8 million from $5,275.5 million to $5,332.3 million primarily due to unfavorable variances resulting from annual assumption updates, higher net mortality related to the aging of the universal life block, higher annuitization of life contingent contracts in our CBVA segment and higher group stop loss and group life benefits, which were associated with growth in our Employee Benefits segment, and favorable loss ratio experience in the prior period that did not reoccur. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are more than offset by a corresponding amount recorded in net realized capital losses. These increases were partially offset by lower sales of pension risk transfer contracts in our Retirement segment and a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction in our Individual Life segment.

Operating expenses decreased $55.0 million from $2,215.2 million to $2,160.2 million primarily due to lower expenses in our CBVA segment as a result of continued runoff, lower LOC fees as a result of debt restructuring in 2015, described above, lower expenses as a result of the Fourth Quarter 2015 Reinsurance Transaction and the Second Quarter 2015 Reinsurance Transaction, lower recordkeeping expenses associated with terminated contracts as well as lower rebranding and variable compensation costs. These declines were partially offset by an increase in expenses related to our Strategic Investment Program, higher expenses associated with growth of the business in our Employee Benefits segment, and net compensation adjustments, as well as higher legal costs, restructuring costs and the recognition of net actuarial losses related to our pension and other postretirement benefit obligations.

Net amortization of DAC/VOBA decreased $206.3 million from $587.5 million to $381.2 million primarily due to favorable net changes in DAC/VOBA unlocking, mostly resulting from annual assumption updates, and lower DAC/VOBA amortization as a result of unfavorable changes in embedded derivatives related to annual assumption updates. In addition, favorable unlocking in our Retirement segment in the current period from higher separate account performance and higher prepayment fee income compared to unfavorable unlocking in the prior period due to anticipated contract terminations contributed to the decrease. Higher amortization on net investment gains (losses) partially offset the decrease.

Income (loss) before income taxes decreased $789.3 million from $827.8 million to $38.5 million primarily due to an unfavorable variance related to annual assumption updates, losses related to the CHO program in our CBVA segment, losses attributable to noncontrolling interests, lower Operating earnings before income taxes, described below, and higher losses related to the early extinguishment of debt.

Income tax expense decreased $182.1 million from an expense of $128.8 million to a benefit of $53.3 million primarily due to a decrease in our income, partially offset by a decrease in the benefit associated with the DRD.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $175.8 million from $689.1 million to $513.3 million primarily due to higher unfavorable DAC/VOBA and other intangible unlocking from annual assumption updates, higher expenses in our Corporate segment, primarily related to our Strategic Investment Program and higher legal costs, as well as higher benefits incurred in our Employee Benefits segment, compared to favorable results in the prior period. In addition, lower alternative investment income included the reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund. A decline in our Annuities segment due to net unfavorable reserve refinements was partially offset by a favorable reserve refinement in our Employee Benefits segment. Additionally, the decreases were partially offset by improved results in our Individual Life segment and higher prepayment fee income. Improvements in our Individual Life segment were driven by higher cost of insurance fees and lower net intangible amortization partially offset by unfavorable mortality on the aging in-force universal life blocks.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment losses and related charges and adjustments increased $127.1 million from $23.6 million to $150.7 million primarily due to losses on the sale of securities and unfavorable changes in fair value adjustments on our CMO-B and derivatives portfolios, partially offset by lower impairments.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $115.5 million from a loss of $54.3 million to a gain of $61.2 million primarily due to changes in the fair value of guaranteed benefit derivatives due to nonperformance risk. An unfavorable variance in guaranteed benefit derivatives excluding nonperformance risk was more than offset by a favorable variance in related intangibles amortization and unlocking, primarily due to the impact of annual assumption updates.

Income (loss) related to businesses exited through reinsurance or divestment changed $68.5 million from a loss of $65.1 million to a gain of $3.4 million primarily due to lower LOC fees as a result of debt restructuring in 2015, described above, and investment gains on securities associated with business reinsured.

Loss on early extinguishment of debt increased $94.1 million in the current period primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments was a loss of $7.1 million in the current period.

Other adjustments to operating earnings changed $2.6 million from a loss of $36.1 million to a loss of $38.7 million primarily due to higher restructuring costs slightly offset by lower rebranding costs.

Results of Operations - Segment by Segment

Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$420.0	$395.1	$1,240.1	$1,166.1
Fee income	176.0	180.9	511.3	556.7
Premiums	60.4	543.6	529.6	558.0
Other revenue	17.4	17.7	52.8	50.8
Total operating revenues	673.8	1,137.3	2,333.8	2,331.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	290.3	759.9	1,209.6	1,190.7
Operating expenses	207.8	210.6	647.0	651.7
Net amortization of DAC/VOBA	112.8	86.3	170.1	155.8
Total operating benefits and expenses	610.9	1,056.8	2,026.7	1,998.2
Operating earnings before income taxes	$62.9	$80.5	$307.1	$333.4

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(74.1)	$(48.2)	$(61.6)	$(48.9)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking includes the impact of the annual review of the assumptions of $(83.0) million for the three months and nine months ended September 30, 2016 and $(39.0) million for the three months and nine months ended September 30, 2015, which was included in Net amortization of DAC/VOBA. The unlocking in the current period was primarily driven by changes in portfolio yields and expectations for future contract changes. The unlocking in the prior period was primarily driven by changes in portfolio yields and projected margins partially offset by favorable lapse and renewal premium experience.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	September 30,
($ in millions)	2016	2015
Corporate markets	$48,963.8	$43,215.1
Tax-exempt markets	54,796.4	50,226.4
Total full service plans	103,760.2	93,441.5
Stable value(1) and pension risk transfer	12,346.5	10,664.6
Retail wealth management	3,461.7	3,186.7
Total AUM	119,568.4	107,292.8
AUA	195,136.9	181,056.9
Total AUM and AUA	$314,705.3	$288,349.7
(1) Consists of assets where we are the investment manager.

	September 30,
($ in millions)	2016	2015
General Account	$31,672.3	$29,324.4
Separate Account	59,792.6	54,842.4
Mutual Fund/Institutional Funds	28,103.5	23,126.0
AUA	195,136.9	181,056.9
Total AUM and AUA	$314,705.3	$288,349.7

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$114,912.1	$112,983.5	$110,807.1	$109,693.3
Deposits	4,609.3	3,934.4	12,526.3	11,752.2
Surrenders, benefits and product charges	(3,252.6)	(5,063.4)	(9,394.8)	(11,745.3)
Net flows	1,356.7	(1,129.0)	3,131.5	6.9
Interest credited and investment performance	3,299.6	(4,561.7)	5,629.8	(2,407.4)
Balance as of end of period	$119,568.4	$107,292.8	$119,568.4	$107,292.8

Retirement - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $24.9 million from $395.1 million to $420.0 million primarily due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options and higher alternative investment income. These increases were partially offset by lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $4.9 million from $180.9 million to $176.0 million primarily due to terminated contracts in the recordkeeping business and lower retirement plan fees resulting from participants’ transfers from variable investment options into fixed investment options and the shift in the business mix, partially offset by the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM.

Premiums decreased $483.2 million from $543.6 million to $60.4 million primarily due to lower sales of pension risk transfer contracts in the current period which correspond to lower Interest credited and other benefits to contract owners/policyholders below.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $469.6 million from $759.9 million to $290.3 million primarily due to a decrease in the change in reserves associated with the pension risk transfer contracts, partially offset by higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses decreased $2.8 million from $210.6 million to $207.8 million primarily due to lower recordkeeping expenses associated with terminated contracts and the reversal of expense accruals partially offset by increased distribution costs and higher asset based commissions.

Net amortization of DAC/VOBA increased $26.5 million from $86.3 million to $112.8 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates, partially offset by favorable DAC/VOBA unlocking related to higher separate account performance in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $17.6 million from $80.5 million to $62.9 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates and lower investment yields, including the impact of the continued low interest rate environment. The shift in the business mix and higher asset based commissions also contributed to the decrease. These decreases are partially offset by favorable DAC/VOBA unlocking as a result of higher separate account performance in the current period. Additionally, growth in the general account assets, the cumulative impact of equity market performance and an increase in alternative investment income partially offset these decreases.

Retirement - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $74.0 million from $1,166.1 million to $1,240.1 million primarily due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options and and higher prepayment fee income. These increases were partially offset by lower alternative investment income and lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $45.4 million from $556.7 million to $511.3 million primarily due to lower retirement plan fees resulting from participants’ transfers from variable investment options into fixed investment options, the cumulative impact of equity market performance on the separate account and institutional mutual fund AUM and the shift in the business mix. Terminated contracts in the recordkeeping business also contributed to the decrease.

Premiums decreased $28.4 million from $558.0 million to $529.6 million primarily due to lower sales of pension risk transfer contracts, in the current period which correspond to lower Interest credited and other benefits to contract owners/policyholders below.

Other revenue increased $2.0 million from $50.8 million to $52.8 million primarily due to an increase in broker-dealer revenue.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $18.9 million from $1,190.7 million to $1,209.6 million primarily due to higher general account liabilities, which correspond to the growth in general account assets as referenced above, partially offset by a decrease in the change in reserves associated with the pension risk transfer contracts.

Operating expenses decreased $4.7 million from $651.7 million to $647.0 million primarily due to lower recordkeeping expenses associated with terminated contracts partially off set by higher distribution and information technology expenses.

Net amortization of DAC/VOBA increased $14.3 million from $155.8 million to $170.1 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates, partially offset by favorable changes in DAC/VOBA unlocking in the current period resulting from higher separate account performance and higher prepayment fee income compared to unfavorable DAC/VOBA unlocking in the prior period due to anticipated contract terminations.

Operating earnings before income taxes

Operating earnings before income taxes decreased $26.3 million from $333.4 million to $307.1 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates, lower alternative investment income, the shift in the business mix and the cumulative impact of equity market performance. The impact of terminated contracts in the recordkeeping business and an increase in distribution and information technology spend also contributed to the decrease. These unfavorable changes were partially offset by growth in the general account assets, higher prepayment fee income and favorable changes in DAC/VOBA unlocking as a result of higher separate account performance compared to unfavorable unlocking in the prior period due to anticipated contract terminations.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$6.7	$0.4	$(16.6)	$9.9
Fee income	145.9	145.0	429.6	439.5
Other revenue	10.4	7.2	24.6	24.9
Total operating revenues	163.0	152.6	437.6	474.3
Operating benefits and expenses:
Operating expenses	111.5	107.0	331.6	334.8
Total operating benefits and expenses	111.5	107.0	331.6	334.8
Operating earnings before income taxes	$51.5	$45.6	$106.0	$139.5

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Investment Management intersegment revenues	$42.4	$39.9	$123.1	$118.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net gain from Lehman Recovery	$2.6	$—	$2.6	$—

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	September 30,
($ in millions)	2016	2015
AUM:
Institutional/retail
Investment Management sourced	$72,813.2	$67,929.9
Affiliate sourced(1)	55,356.1	53,830.5
General account	80,212.9	79,748.5
Total AUM	208,382.2	201,508.9
AUA:
Affiliate sourced(2)	50,087.9	47,930.1
Total AUM and AUA	$258,470.1	$249,439.0
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net Flows:
Investment Management sourced	$174.8	$(1,126.0)	$1,156.1	$168.3
Affiliate sourced	(504.3)	(777.4)	(1,917.5)	(3,152.5)
Total	$(329.5)	$(1,903.4)	$(761.4)	$(2,984.2)

Investment Management - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $6.3 million from $0.4 million to $6.7 million primarily due to higher alternative investment income as well as proceeds from the Lehman Recovery in the current period.

Fee income increased $0.9 million from $145.0 million to $145.9 million primarily due to an increase in average AUM primarily driven by market improvements resulting in higher management and administrative fees earned, partially offset by lower fees earned associated with a private equity fund.

Other revenue increased $3.2 million from $7.2 million to $10.4 million primarily due to higher performance and production fees earned in the current period.

Operating benefits and expenses

Operating expenses increased $4.5 million from $107.0 million to $111.5 million primarily due to higher compensation related expenses associated with higher earnings and an increase in commission expenses.

Operating earnings before income taxes

Operating earnings before income taxes increased $5.9 million from $45.6 million to $51.5 million primarily due to higher alternative investment income, an increase in performance and production fees as well as proceeds from the Lehman Recovery in the current period. These increases were partially offset by higher compensation related expenses associated with higher earnings and higher commission expenses.

Investment Management - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $26.5 million from a gain of $9.9 million to a loss of $16.6 million related to lower alternative investment income primarily due to a reversal of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund. This decrease was partially offset by proceeds from a Lehman Recovery in the current period.

Fee income decreased $9.9 million from $439.5 million to $429.6 million due to a decline in average AUM primarily driven by the impact of net outflows in the second half of 2015 resulting in lower management and administrative fees earned.

Operating benefits and expenses

Operating expenses decreased $3.2 million from $334.8 million to $331.6 million primarily due to lower compensation related expenses including variable expenses associated with lower operating earnings and a decrease in commission expenses.

Operating earnings before income taxes

Operating earnings before income taxes decreased $33.5 million from $139.5 million to $106.0 million primarily due to lower alternative investment income primarily related to the reversal of previously accrued carried interest related to a sponsored private equity fund and lower management and administrative fees due to a decline in average AUM. These decreases were partially offset by lower compensation related expenses associated with decreases in operating earnings, lower commission expenses and proceeds from a Lehman Recovery in the current period.

Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$267.2	$264.8	$791.6	$795.0
Fee income	17.1	16.0	49.3	47.2
Premiums	22.5	30.1	79.8	87.2
Other revenue	3.8	3.5	12.0	11.0
Total operating revenues	310.6	314.4	932.7	940.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	163.5	166.0	512.4	518.7
Operating expenses	39.7	38.1	119.2	114.1
Net amortization of DAC/VOBA	(5.9)	59.8	64.5	127.5
Total operating benefits and expenses	197.3	263.9	696.1	760.3
Operating earnings before income taxes	$113.3	$50.5	$236.6	$180.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$56.4	$(12.9)	$78.8	$1.6
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $46.4 million for the three and nine months ended September 30, 2016 and $(18.0) million for the three and nine months ended September 30, 2015. The unlocking in the current period was driven primarily reductions in the expected future lapse rates. The unlocking in the prior period was driven primarily by revisions to projected margins for FIAs.

The following tables present AUM for our Annuities segment as of the dates indicated:

	September 30,
($ in millions)	2016	2015
AUM by Product Group:
Fixed single-year	$3,280.7	$3,440.7
Fixed multi-year	1,753.0	2,081.8
Indexed	14,224.6	13,661.6
SPIA & Payout	2,832.9	2,819.6
Investment-only products(1)	5,030.9	4,301.3
Other annuities	395.0	396.0
Total AUM	$27,517.1	$26,700.9
(1) Includes mutual funds and certain separate accounts.

	September 30,
($ in millions)	2016	2015
AUM by Fund Group:
General account	$21,792.2	$21,704.1
Separate account	773.8	711.3
Mutual funds	4,951.1	4,285.5
Total AUM	$27,517.1	$26,700.9

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$27,337.6	$26,889.5	$27,035.8	$26,650.0
Deposits	692.9	875.5	2,350.4	2,302.5
Surrenders, benefits and product charges	(828.3)	(841.5)	(2,480.9)	(2,481.2)
Net flows	(135.4)	34.0	(130.5)	(178.7)
Interest credited and investment performance	314.9	(222.6)	611.8	229.6
Balance as of end of period	$27,517.1	$26,700.9	$27,517.1	$26,700.9

Annuities - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $2.4 million from $264.8 million to $267.2 million primarily due to an increase in prepayment fee income and higher investment income resulting from the growth of FIAs. Partially offsetting these items were lower AR/MYGA general account assets resulting from continued run-off and the impact of the continued low interest rate environment on reinvestment rates, as well as lower alternative investment income.

Fee income increased $1.1 million from $16.0 million to $17.1 million primarily due to the growth in assets of investment-only products.

Premiums decreased $7.6 million from $30.1 million to $22.5 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower interest credited and other benefits to contract/policyholders.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $2.5 million from $166.0 million to $163.5 million primarily due to a decrease in sales inducements related to annual assumption updates, a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies, and the favorable impact of the continued runoff of the AR/MYGAs. Additionally, the change in the mix of business between AR/MYGAs and FIAs had a favorable impact on total interest credited, since option costs of FIAs are generally lower than credited rates on AR/MYGAs. These favorable changes were partially offset by unfavorable changes in payout reserves related to valuation model refinements, primarily due to the impact of favorable adjustments in the prior period, as well as unfavorable adjustments in the current period.

Net amortization of DAC/VOBA decreased $65.7 million from an expense of $59.8 million to a benefit of $5.9 million primarily due to a favorable DAC/VOBA unlocking as a result of annual assumption updates and decreases in amortization due to lower gross profits in the current period.

Operating earnings before income taxes

Operating earnings before income taxes increased $62.8 million from $50.5 million to $113.3 million primarily due to favorable DAC/VOBA unlocking resulting from annual assumption updates, higher prepayment fee income, and improved margins related to the change in the mix of business between AR/MYGA and FIAs. Partially offsetting these items were unfavorable changes in payout reserves related to valuation model refinements, primarily due to the impact of favorable adjustments in the prior period, as well as unfavorable adjustments in the current period.

Annuities - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains decreased $3.4 million from $795.0 million to $791.6 million primarily due to lower AR/MYGA general account assets resulting from the continued run-off, and the impact of the continued low interest rate environment on reinvestment rates, as well as lower alternative investment income. Partially offsetting these items were increases in prepayment fee income and higher investment income resulting from the growth in FIAs.

Fee income increased $2.1 million from $47.2 million to $49.3 million primarily due to growth in assets of investment-only products.

Premiums decreased $7.4 million from $87.2 million to $79.8 million primarily due to lower premiums in immediate annuities with life contingencies which correspond to lower interest credited and other benefits to contract/policyholders.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $6.3 million from $518.7 million to $512.4 million primarily driven by the change in the mix of business between AR/MYGAs and FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs and a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies. Also contributing to the decline in interest credited is a decrease in sales inducements related to annual assumption updates. These favorable changes were partially offset by unfavorable changes in payout reserves related to valuation model refinements, primarily due to the impact of favorable adjustments in the prior period, as well as unfavorable adjustments in the current period.

Operating expenses increased by $5.1 million from $114.1 million to $119.2 million primarily due to distribution and information technology expenses to support business activities.

Net amortization of DAC/VOBA decreased $63.0 million from $127.5 million to $64.5 million primarily due to favorable DAC/VOBA unlocking mainly as a result of annual assumption updates.

Operating earnings before income taxes

Operating earnings before income taxes increased $56.5 million from $180.1 million to $236.6 million primarily due to favorable DAC/VOBA and other intangible unlocking resulting from annual assumption updates, higher prepayment fee income, and improved margins related to the change in the mix of business between AR/MYGA and FIAs. Partially offsetting these items were higher operating expenses, lower alternative investment income and unfavorable changes in payout reserves related to valuation model refinements, primarily due to the impact of favorable adjustments in the prior period, as well as unfavorable adjustments in the current period.

Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$213.3	$218.8	$631.9	$662.0
Fee income	307.8	307.0	905.2	889.3
Premiums	111.7	140.2	336.5	438.2
Other revenue	4.9	4.1	13.0	12.3
Total operating revenues	637.7	670.1	1,886.6	2,001.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	582.0	527.5	1,498.9	1,513.9
Operating expenses	82.5	90.1	247.9	267.8
Net amortization of DAC/VOBA	49.4	63.3	124.6	149.8
Total operating benefits and expenses	713.9	680.9	1,871.4	1,931.5
Operating earnings before income taxes	$(76.2)	$(10.8)	$15.2	$70.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(122.1)	$(29.4)	$(134.0)	$(43.9)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions of $(109.0) million for the three and nine months ended September 30, 2016 compared to $(23.0) million for the three and nine months ended September 30, 2015. The net unfavorable unlocking in the current period was driven primarily by changes in portfolio yields and reinsurer rate increases. The net unfavorable unlocking in the prior period was driven primarily by higher persistency on less profitable policies.

The following table presents the impact of the annual review of assumptions including prospective assumption updates by line item for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015(1)
Fee income	$9.0	$14.7	$9.0	$14.6
Interest credited and other benefits to contract owners/policyholders	(105.5)	(19.8)	(105.5)	(34.8)
Net amortization of DAC/VOBA	(12.5)	(17.9)	(12.5)	(17.8)
Total	$(109.0)	$(23.0)	$(109.0)	$(38.0)
(1)Amounts also include $(15.0) million related to prospective assumption updates.

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Sales by Product Line:
Universal life:
Guaranteed	$—	$0.1	$0.1	$0.1
Accumulation	0.9	1.4	4.0	4.0
Indexed	19.7	18.2	60.1	48.1
Total universal life	20.6	19.7	64.2	52.2
Variable life	0.7	1.0	2.5	3.7
Term	2.6	4.0	9.1	14.0
Total sales by product line	$23.9	$24.7	$75.8	$69.9

Total gross premiums	$442.6	$464.7	$1,330.2	$1,409.9
End of period:
In-force face amount	$351,196.5	$466,215.8	$351,196.5	$466,215.8
In-force policy count	897,467	1,091,950	897,467	1,091,950
New business policy count (paid)	3,526	4,654	11,746	15,668

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

Individual Life - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net investment income and net realized gains (losses) decreased $5.5 million from $218.8 million to $213.3 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance transaction and the impact of the continued low interest rate environment on reinvestment rates, partially offset by higher prepayment fee income.

Fee income increased $0.8 million from $307.0 million to $307.8 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and higher contractual charges driven by higher universal life premiums, partially offset by an unfavorable change in intangible unlocking primarily resulting from prospective assumption updates.

Premiums decreased $28.5 million from $140.2 million to $111.7 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $54.5 million from $527.5 million to $582.0 million primarily due to higher unfavorable intangible unlocking from prospective assumption updates in the current period. Excluding the impact of the prospective assumption updates, interest credited decreased driven by the impact of the Fourth Quarter 2015 Reinsurance Transaction and improved mortality as a result of reduced severity.

Operating expenses decreased $7.6 million from $90.1 million to $82.5 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Net amortization of DAC/VOBA decreased $13.9 million from $63.3 million to $49.4 million primarily due to a favorable variance in amortization partially offset by unfavorable DAC/VOBA unlocking on the universal life block, both of which were driven by lower gross profits. Additionally, a favorable variance in DAC/VOBA unlocking resulting from prospective assumption updates and the impact of the Fourth Quarter 2015 Reinsurance Transaction contributed to the improvement.

Operating earnings before income taxes

Operating earnings before income taxes decreased $65.4 million from a loss of $10.8 million to a loss of $76.2 million primarily due to net unfavorable DAC/VOBA and other intangibles unlocking mostly driven by assumption updates. Excluding the impact of unlocking, Operating earnings increased primarily due to an increase in the cost of insurance fees on the aging in-force of universal life blocks, lower net intangible amortization driven by lower profits on universal life blocks and improved mortality.

Individual Life - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $30.1 million from $662.0 million to $631.9 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance, lower alternative investment income, lower prepayment fee income, and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $15.9 million from $889.3 million to $905.2 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block and higher net contractual charges driven by higher universal life premiums, partially offset by lower unearned revenue amortization driven by lower profits on universal life blocks and the net unfavorable impact of intangible unlocking primarily due to assumption updates.

Premiums decreased $101.7 million from $438.2 million to $336.5 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $15.0 million from $1,513.9 million to $1,498.9 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction. Excluding the impact of this transaction, interest credited and other benefits to contract owners/policyholders increased primarily due to higher unfavorable intangible unlocking from prospective assumption updates in the current period and unfavorable net mortality due to the aging of the block partially offset by favorable reserve developments in the prior period that did not reoccur.

Operating expenses decreased $19.9 million from $267.8 million to $247.9 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Net amortization of DAC/VOBA decreased $25.2 million from $149.8 million to $124.6 million primarily due to a favorable variance in amortization partially offset by unfavorable DAC/VOBA unlocking on the universal life block, both of which were driven by lower gross profits. Additionally, a favorable variance in DAC/VOBA unlocking from prospective assumption updates and the impact of the Fourth Quarter 2015 Reinsurance Transaction contributed to the improvement.

Operating earnings before income taxes

Operating earnings before income taxes decreased $55.1 million from $70.3 million to $15.2 million primarily due to higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly as a result of assumption updates. Excluding the impact of unlocking, Operating earnings before income taxes increased due to an increase in the cost of insurance fees on the aging in-force universal life blocks and lower net intangible amortization driven by lower profits on universal life blocks, partially offset by unfavorable net mortality due to the aging of the block.

Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$28.2	$26.8	$81.1	$81.3
Fee income	15.2	21.0	46.8	52.3
Premiums	363.6	330.2	1,081.7	994.6
Other revenue	(1.1)	(1.3)	(3.2)	(4.4)
Total operating revenues	405.9	376.7	1,206.4	1,123.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	286.9	252.7	866.5	768.2
Operating expenses	75.6	71.2	232.4	214.8
Net amortization of DAC/VOBA	2.1	8.6	13.1	18.3
Total operating benefits and expenses	364.6	332.5	1,112.0	1,001.3
Operating earnings before income taxes	$41.3	$44.2	$94.4	$122.5

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(0.2)	$(2.6)	$(4.0)	$(4.2)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions completed during the current period of $0.7 million for the three and nine months ended September 30, 2016 and $(2.0) million for the three and nine months ended September 30, 2015. The unlocking in both periods was driven primarily by in-force assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three and Nine Months Ended September 30,
($ in millions)	2016	2015
Fee income	$(0.2)	$3.8
Net amortization of DAC/VOBA	0.9	(5.8)
Total	$0.7	$(2.0)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Sales by Product Line:
Group life	$8.1	$6.1	$56.1	$48.7
Group stop loss	32.1	28.2	214.1	253.1
Other group products	4.8	3.0	29.0	23.9
Total group products	45.0	37.3	299.2	325.7
Voluntary products	9.4	5.6	47.5	30.7
Total sales by product line	$54.4	$42.9	$346.7	$356.4

Total gross premiums and deposits	$412.0	$380.2	$1,229.3	$1,138.2
Total annualized in-force premiums	1,699.0	1,599.7	1,699.0	1,599.7

Loss Ratios:
Group life (interest adjusted)	77.9%	75.6%	78.5%	74.6%
Group stop loss	79.5%	67.3%	77.2%	70.0%

Employee Benefits - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating revenues

Net investment income and net realized gains (losses) increased $1.4 million from $26.8 million to $28.2 million primarily driven by higher prepayment fee income.

Fee income decreased $5.8 million from $21.0 million to $15.2 million primarily due to the impact of intangible unlocking in the unearned revenue reserve resulting from annual assumption updates.

Premiums increased $33.4 million from $330.2 million to $363.6 million primarily due to increased block size due to higher sales across all product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $34.2 million from $252.7 million to $286.9 million primarily due to higher group stop loss benefits incurred as a result of higher in-force and higher loss ratios from favorable experience in the prior period that did not reoccur, partially offset by a favorable reserve refinement in the current period.

Operating expenses increased $4.4 million from $71.2 million to $75.6 million primarily due to higher variable expenses associated with the growth of the business.

Net amortization of DAC/VOBA decreased $6.5 million from $8.6 million to $2.1 million primarily due to favorable DAC/VOBA unlocking resulting from annual assumption updates.

Operating earnings before income taxes

Operating earnings before income taxes decreased $2.9 million from $44.2 million to $41.3 million primarily due to higher benefits incurred and increased expenses, partially offset by the impact of annual assumption updates, a favorable reserve refinement in the current period and higher premiums related to growth of the business. The current period group stop loss and group life ratios are within the expected range although higher than the prior period.

Employee Benefits - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating revenues

Fee income decreased $5.5 million from $52.3 million to $46.8 million primarily due to the impact of intangible unlocking in the unearned revenue reserve resulting from annual assumption updates.

Premiums increased $87.1 million from $994.6 million to $1,081.7 million primarily due to increased block size due to higher sales across all product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $98.3 million from $768.2 million to $866.5 million primarily due to higher group stop loss and group life benefits associated with growth of the business and higher benefits incurred as a result of favorable loss ratio experience in the prior period that did not reoccur, partially offset by a favorable reserve refinement in the current period.

Operating expenses increased $17.6 million from $214.8 million to $232.4 million primarily due to higher variable expenses associated with growth of the business.

Net amortization of DAC/VOBA decreased $5.2 million from $18.3 million to $13.1 million primarily due to favorable DAC/VOBA unlocking resulting from annual assumption updates, partially offset by higher terminated cases in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $28.1 million from $122.5 million to $94.4 million primarily due to higher benefits incurred and increased expenses, partially offset by the impact of annual assumption updates, a favorable reserve refinement in the current period and higher premiums driven by growth of the business. The current period group stop loss and group life ratios are within the expected range although higher than the prior period.

Corporate

The following table presents Operating earnings before income taxes of our Corporate segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Interest expense	$(47.6)	$(48.1)	$(145.3)	$(146.0)
Amortization of intangibles	(8.9)	(9.1)	(27.1)	(27.5)
Strategic Investment Program	(28.9)	(31.7)	(93.5)	(44.8)
Other	7.9	13.3	21.1	41.2
Operating earnings before income taxes	$(77.5)	$(75.6)	$(244.8)	$(177.1)

Our Corporate segment operating results include investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, amortization of intangibles and other items not allocated to operating segments.

Corporate - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating earnings before income taxes decreased $1.9 million from a loss of $75.6 million to a loss of $77.5 million primarily related to higher Operating expenses, including net compensation adjustments, partially offset by a reduction in legal costs and lower expenses associated with our Strategic Investment Program.

Corporate - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating earnings before income taxes decreased $67.7 million from a loss of $177.1 million to a loss of $244.8 million primarily related to expenses associated with our Strategic Investment Program, and higher Operating expenses, including net compensation adjustments, as well as legal costs primarily due to higher reserves with respect to several litigation and regulatory matters that were previously included within our disclosures of reasonably possible losses in excess of reserves in prior periods.

Closed Block Other

The following table presents Operating earnings before income taxes of our Closed Block Other segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating revenues:
Net investment income and net realized gains (losses)	$9.8	$14.0	$37.5	$50.8
Premiums	0.5	0.8	2.2	2.1
Other revenue	0.1	0.1	1.9	(0.1)
Total operating revenues	10.4	14.9	41.6	52.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	14.3	8.4	32.6	20.7
Operating expenses	3.0	3.9	10.2	11.7
Total operating benefits and expenses	17.3	12.3	42.8	32.4
Operating earnings before income taxes	$(6.9)	$2.6	$(1.2)	$20.4
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

Closed Block Other - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $9.5 million from $2.6 million to $(6.9) million primarily due to an increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements as well as lower earnings resulting from declines in the block size of GICs and funding agreements. The average block size of GICs and funding agreements, based on AUM, declined approximately 13% from $1.5 billion in 2015 to $1.3 billion in 2016, causing decreases in both Net investment income and Interest credited and other benefits to contract owners/policyholders.

Closed Block Other - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating earnings before income taxes

Operating earnings before income taxes decreased $21.6 million from a gain of $20.4 million to a loss of $1.2 million primarily due to declines in the block size of GICs and funding agreements, an increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements, and a decrease in earnings from the Second Quarter 2015 Reinsurance Transaction. The decreases were partially offset by an accrual release in the current period. The average block size of GICs and funding agreements, based on AUM, declined approximately 13% from $1.6 billion in 2015 to $1.4 billion in 2016, causing decreases in both Net investment income and Interest credited and other benefits to contract owners/policyholders.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net investment income	$72.0	$61.1	$208.7	$166.7
Fee income	252.4	274.9	747.1	854.1
Premiums	166.6	82.4	371.0	335.9
Net realized capital gains (losses)	(219.8)	370.3	(243.2)	349.6
Other revenue	0.5	0.3	3.1	5.6
Total revenues	271.7	789.0	1,086.7	1,711.9
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	497.9	682.9	988.4	1,203.2
Operating expenses and interest expense	98.0	104.1	295.0	326.7
Net amortization of DAC/VOBA	3.8	9.1	28.8	38.0
Total benefits and expenses	599.7	796.1	1,312.2	1,567.9
Income (loss) before income taxes	$(328.0)	$(7.1)	$(225.5)	$144.0

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net gains (losses) related to incurred guaranteed benefits and guarantee hedge program, excluding nonperformance risk	$(309.6)	$(601.7)	$(1,188.1)	$(859.3)
Gain (losses) related to Capital Hedge Overlay ("CHO") program	(91.0)	122.4	(160.7)	105.7
Gain (loss) due to nonperformance risk	(123.3)	240.9	519.1	228.7
Net investment gains (losses)	2.5	(3.1)	19.5	(1.6)
DAC/VOBA and other intangibles unlocking	9.4	4.1	6.7	1.8

The following table presents AUM for our CBVA segment as of the dates indicated:

	September 30,
($ in millions)	2016	2015
AUM:
General account	$4,334.2	$3,269.8
Separate account	33,758.6	34,959.4
Total AUM	$38,092.8	$38,229.2

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Balance as of beginning of period	$34,227.9	$38,902.6	$35,575.8	$41,132.0
Deposits	15.5	27.8	65.1	95.7
Surrenders, benefits and product charges	(1,099.2)	(1,016.6)	(2,905.3)	(3,685.5)
Net flows	(1,083.7)	(988.8)	(2,840.2)	(3,589.8)
Interest credited and investment performance	1,056.2	(2,502.0)	1,464.8	(2,130.4)
Balance as of end of period	$34,200.4	$35,411.8	$34,200.4	$35,411.8

End of period contracts in payout status	$3,892.4	$2,817.4	$3,892.4	$2,817.4
Total balance as of end of period(1)	$38,092.8	$38,229.2	$38,092.8	$38,229.2
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.

The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we continue to judiciously seek opportunities to accelerate the run-off of the block, such as through our recent offerings of enhanced income for eligible guaranteed minimum income benefit ("GMIB") policyholders which allowed for optional early annuitization. In October 2016, we filed a GMIB enhanced surrender value offer with the SEC which, if we decide to proceed with, would provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract’s surrender value.

Closed Block Variable Annuity - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Loss before income taxes increased $320.9 million from $7.1 million to $328.0 million. Annual assumption updates and revisions to projection model inputs implemented during the current period resulted in a loss of $95.5 million, compared to loss of $86.0 million in the prior period. The $95.5 million loss included an unfavorable $250.2 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization rates on Guaranteed minimum withdrawal benefits with life payouts ("GMWBL") contracts, partially offset by an unfavorable update to lapse rates. The prior period loss of $86.0 million included an unfavorable $43.0 million resulting from policyholder behavior assumption updates, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long term volatility.

The current period results also included an unfavorable variance of $364.2 million related to changes in the fair value of guaranteed benefit reserves related to nonperformance risk, from gains of $240.9 million in the prior period to losses of $123.3 million in the current period. Equity market performance variances, movements in credit spreads, and lower than expected market volatility led to an unfavorable variance in our CHO program of $213.4 million, from a gain of $122.4 million to a loss of $91.0 million. These losses were partially offset by favorable changes related to the incurred guaranteed benefits and our guarantee hedge program, from a loss of $601.7 million in the prior period, to a loss of $309.6 million in the current period. The $292.1 million favorable variance was primarily due to interest rate movements, which increased in the current period compared to a decrease in the prior period, and lower than expected market volatility, partially offset by the impact of equity markets.

Lower Fee income was partially offset by lower Operating expenses as a result of the continued run-off of the block, and higher Net investment income was primarily due to higher general account AUM. Higher Premiums associated with the annuitization of life contingent contracts were offset by corresponding reserve increases in Interest credited to contract owners/policyholders.

Closed Block Variable Annuity - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Income (loss) before income taxes decreased $369.5 million from a gain of $144.0 million to a loss of $225.5 million. Annual assumption updates and revisions to projection model inputs implemented during the current period resulted in a loss of $95.5 million, compared to loss of $86.0 million in the prior period. The $95.5 million loss included an unfavorable $250.2 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization rates on GMWBL contracts, partially offset by an unfavorable update to lapse rates. The prior period loss of $86.0 million included an unfavorable $43.0 million resulting from policyholder behavior assumption updates, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility.

The current period results also included an unfavorable variance of $328.8 million million related to the incurred guaranteed benefits and our guarantee hedge program, which resulted in a $1,188.1 million loss in the current period compared to a loss of $859.3 million in the prior period. The $328.8 million unfavorable variance was primarily due to continued decreases in interest rates, as well as equity market movements which increased in the current period compared to a decrease in the prior period. Equity market performance variances, movements in credit spreads, and lower than expected market volatility, partially offset by the impact of equity markets, led to an unfavorable variance in our CHO program of $266.4 million, from a gain of $105.7 million to a loss of $160.7 million. These losses were partially offset by the gains in the fair value of guaranteed benefit reserves related to nonperformance risk, which increased by $290.4 million from gains of $228.7 million to gains of $519.1 million in the current period.

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

The following table presents the investment income for the three and nine months ended September 30, 2016 and 2015, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Retirement:
Alternative investment income	$7.7	$1.7	$0.4	$12.8
Average alternative investment	438.4	436.3	426.6	400.1
Investment Management:
Alternative investment income	4.1	0.4	(19.2)	9.9
Average alternative investment	180.2	219.4	180.4	184.5
Annuities:
Alternative investment income	4.8	2.6	(0.1)	8.9
Average alternative investment	263.5	270.0	259.9	254.1
Individual Life:
Alternative investment income	3.4	2.8	0.9	7.6
Average alternative investment	191.2	178.4	182.1	169.3
Employee Benefits:
Alternative investment income	0.8	0.2	0.2	1.3
Average alternative investment	42.5	44.4	41.6	40.4
Total Ongoing Business:
Alternative investment income	20.8	7.7	(17.8)	40.5
Average alternative investment	1,115.8	1,148.5	1,090.6	1,048.4
Corporate:(1)
Alternative investment income	—	—	—	2.8
Average alternative investment	—	—	—	36.6
Closed Block Other:(2)
Alternative investment income	—	—	—	0.9
Average alternative investment	5.7	28.2	6.9	27.4
Total Voya Financial, Inc.:
Alternative investment income	20.8	7.7	(17.8)	44.2
Average alternative investment	$1,121.5	$1,176.7	$1,097.5	$1,112.4
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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. These assets are deemed to be unrecoverable if the estimated gross profits do not exceed these balances and a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and nine months ended September 30, 2016 and 2015.

During the third quarter of 2016, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management and Corporate segments, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact of $144.9 million in the current period, compared to a net unfavorable impact of $82.0 million to Operating earnings before income taxes in the third quarter of 2015. These impacts are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Retirement	$(74.1)	$(48.2)	$(61.6)	$(48.9)
Annuities	56.4	(12.9)	78.8	1.6
Individual Life	(122.1)	(29.4)	(134.0)	(43.9)
Employee Benefits	(0.2)	(2.6)	(4.0)	(4.2)
Total DAC/VOBA and other intangibles unlocking(1)	$(140.0)	$(93.1)	$(120.8)	$(95.4)
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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
CBVA	$9.4	$4.1	$6.7	$1.8
Ongoing Business	(53.0)	(81.7)	11.1	(65.7)
Total DAC/VOBA and other intangibles unlocking	$(43.6)	$(77.6)	$17.8	$(63.9)

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Beginning cash and cash equivalents balance	$378.1	$682.1
Sources:
Dividends and returns of capital from subsidiaries	977.0	1,522.0
Proceeds from 2026 Notes offering	498.6	—
Proceeds from 2046 Notes offering	299.6	—
Total sources	1,775.2	1,522.0
Uses:
Repurchase of Senior Notes	659.8	—
Premium paid and other fees related to debt extinguishment	84.0	—
Payment of interest expense	118.5	122.0
Capital provided to subsidiaries	65.0	—
New issuances of loans to subsidiaries, net of repayments	115.2	95.6
Amounts paid to subsidiaries under tax sharing agreements, net	5.0	15.7
Payment of income taxes, net	64.1	77.1
Debt issuance costs	16.0	—
Common stock acquired - Share repurchase	487.2	1,340.5
Share-based compensation	6.3	4.4
Dividends paid	6.1	6.9
Acquisition of short-term investments	—	212.0
Other, net	2.8	8.6
Total uses	1,630.0	1,882.6
Net increase (decrease) in cash and cash equivalents	145.2	(360.6)
Ending cash and cash equivalents balance	$523.3	$321.5

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

During the nine months ended September 30, 2016, we repurchased 11,313,031 shares of our common stock in open market repurchases for an aggregate purchase price of $337.0 million and 5,690,254 shares of our common shares under discounted share repurchase agreements with third-party financial institutions for an aggregate purchase price of $150.0 million. These repurchases reduced the remaining amount of our share repurchase authorization to $233.3 million as of September 30, 2016.

On October 27, 2016, our Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of our common stock authorized for repurchase by $600.0 million. The current share repurchase authorization expires on December 31, 2017 (unless extended), and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.

Our Board of Directors has authorized us to spend at least $233.3 million of the remaining authorization in the fourth quarter of 2016.

The following table summarizes our return of capital to common shareholders:

	Nine Months Ended September 30,
($ in millions)	2016	2015
Dividends to shareholders	$6.1	$6.9
Repurchase of common shares	487.0	1,240.2	(1)
Total cash returned to shareholders	$493.1	$1,247.1
(1) Amount excludes $100.0 million share repurchase arrangement entered into on September 23, 2015.

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

We did not have any short-term debt borrowings outstanding as of September 30, 2016. The following table summarizes our borrowing activities for the nine months ended September 30, 2016:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,454.9	$798.2	$(708.3)	$(1.2)	$3,543.6
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,459.8	798.2	(708.3)	(1.2)	3,548.5
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,459.8	$798.2	$(708.3)	$(1.2)	$3,548.5

As of September 30, 2016, we were in compliance with our debt covenants.

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

As of September 30, 2016, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2,390.2 million. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the nine months ended September 30, 2016, Voya Financial, Inc. repurchased $486.8 million and $173.0 million of the outstanding principal amount of 5.5% Senior Notes due July 15, 2022 and 2.9% Senior Notes due February 15, 2018, respectively, all of which was repurchased in the tender offer. In connection with these transactions, we incurred a loss on debt extinguishment of $0.1 million and $87.6 million for the three and nine months ended September 30, 2016, respectively, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Junior Subordinated Notes. As of September 30, 2016, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. During the nine months ended September 30, 2016, Voya Holdings repurchased $14.8 million, $16.4 million, $17.3 million of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. In connection with these transactions, we incurred a loss on debt extinguishment of $17.0 million for the nine months ended September 30, 2016, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. As of September 30, 2016, the outstanding principal amount of the Aetna Notes was $426.5 million, which is guaranteed by ING Group.

On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. During the nine months ended September 30, 2016, we withdrew $49.6 million of collateral, net of interest earned, thereby reducing the remaining collateral balance to $27.4 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of September 30, 2016, there were no amounts outstanding as revolving credit borrowings and $30.7 million of LOCs outstanding under the senior unsecured credit facility.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to an affiliate in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. With respect to the CBVA segment liabilities, as of September 30, 2016, there were no LOC requirements or LOCs issued, as the statutory reserves were fully supported by assets in trust.

In addition to the $1.8 billion of credit facilities utilized by Individual Life, Retirement, and Hannover Re block, $73.1 million of LOCs were outstanding to support miscellaneous requirements. In total, $1.9 billion of credit facilities were utilized as of September 30, 2016. As of September 30, 2016, the capacity of our unsecured and uncommitted credit facilities totaled $301.7 million and the capacity of our unsecured and committed credit facilities totaled $4.7 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of September 30, 2016:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Estimated amount of Collateral Required	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	05/06/2021	$2,250.0	$30.7	$30.7	$2,219.3
	Individual Life					20.0	20.0
	Retirement					—	—
	Other					10.7	10.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	159.0	159.0	16.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2022	300.0	233.6	233.6	66.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1.7	1.7	1.7	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425.0	258.6	258.6	166.4
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	357.4	357.4	207.6
Voya Financial, Inc. / SLDI	Individual Life/Other	Unsecured	Uncommitted	04/20/2017	300.0	200.5	200.5	—
Total					$5,196.7	$1,912.2	$1,912.2	$3,175.7
Total fees associated with credit facilities were $10.1 million and $27.2 million for the three months ended September 30, 2016 and 2015, respectively. Total fees associated with credit facilities were $33.8 million and $76.9 million for the nine months ended September 30, 2016 and 2015, respectively. The reduction in expenses associated with credit facilities during the three and nine months ended September 30, 2016 is primarily attributed to the elimination of fees associated the Individual Reinsurance business upon the completion of the Hannover Note facility in September 2015 and the unwind of the financing arrangement associated with the business sold to Reinsurance Group of America, Inc., ("RGA") during the fourth quarter of 2015.

Effective April 15, 2016, SLDI, Voya Financial, Inc. and Voya Holdings, Inc. entered into a $300.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with affiliated reinsurance treaties reinsured to SLDI.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of September 30, 2016. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc.	Credit Facility	XXX	05/06/2021	$20.0	$20.0	$20.0
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	258.6	258.6
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	357.4	357.4
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0	475.0
Voya Financial, Inc. / SLDI	Credit Facility	XXX/AG38	04/20/2017	140.5	140.5	140.5
Total				$1,820.5	$1,446.5	$1,446.5

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.1 billion during the period 2020 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$159.0	$159.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—	—
Total				$675.0	$159.0	$159.0

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	XXX/AG38	10/29/2022	$300.0	$233.6	$233.6
Total				$300.0	$233.6	$233.6

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of September 30, 2016, such facilities provided for up to $2.0 billion of capacity, of which $1.1 billion was utilized.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, Security Life of Denver Insurance Company ("SLD"), assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover Life Reassurance Company of America ("Hannover US") who is the claim paying party. The current amount of reserves outstanding as of September 30, 2016 is $24.7 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

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

We did not recognize any asset or liability as of September 30, 2016 in relation to intercompany indemnifications and support agreements. As of September 30, 2016, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2016, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2016, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $445.3 million to its subsidiaries as of September 30, 2016.

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

Ratings actions, affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2015 through September 30, 2016 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On September 20, 2016, Fitch affirmed Voya Financial, Inc.'s long-term issuer credit rating, senior debt ratings and junior subordinated debt rating. Fitch also affirmed the financial strength ratings of the U.S. operating entities. The rating outlook for all ratings is Stable.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of September 30, 2016, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of September 30, 2016, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Alternative forms of collateral, such as LOC, may also be used.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of September 30, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $24.7 million and $25.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the derivative agreement. If insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our derivative agreements might be triggered and counterparties to the derivative agreements could demand immediate further collateralization which could negatively impact overall liquidity. Based on the market value of our derivatives as of September 30, 2016 and December 31, 2015, a one-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our derivative collateral requirements by approximately $15.0 million. The nature of the collateral that we may be required to post is principally in the form of cash and U.S. Treasury securities. Based on the market value of our derivatives as of September 30, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in the derivative collateral requirements required by a one-notch downgrade by an additional $37.5 million and $30.0 million additional requirements, respectively.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends and extraordinary distributions by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$373.0	$394.0	$—	$98.0
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	274.0	231.0	—	—
Security Life of Denver Insurance Company (CO)	54.0	111.0	—	130.0
ReliaStar Life Insurance Company ("RLI") (MN)	—	194.0	100.0	280.0

Voya Financial, Inc.’s principal insurance subsidiary domiciled in Connecticut is planning to pay an ordinary dividend of $4.0 million on or after December 24, 2016.

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, for changes in commitments related to securities, mortgage loans, or money market instruments, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Other than the above, there have been no material changes to our off-balance sheet arrangements since the filing of our Annual Report on Form 10-K.

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

During the third quarter of 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted our Ongoing Business segments. During the current period, the impact of assumption changes resulted in a loss of $226.5 million, of which $144.9 million was included in Operating earnings before income taxes and reflects net (unfavorable) DAC/VOBA and other intangibles unlocking. The remaining loss of $81.6 million mainly reflects unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives. During the third quarter of 2015, the impact of assumption changes resulted in a loss of $128.4 million, of which $82.0 million was included in Operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $46.4 million mainly reflects changes in FIA policyholder behavior and net unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives.

In addition, we conducted our annual review of assumptions related to our CBVA contracts. Annual assumption changes and revisions to projection model inputs implemented during 2016 resulted in a loss of $95.5 million. This $95.5 million loss included an unfavorable $250.2 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization on GMWBL contracts, partially offset by an unfavorable update to lapse rates.

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
Refer to Risk Factors in PART II, Item 1A. of this Quarterly Report on Form 10-Q for more information on assumptions related to our CBVA contracts.

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

As of September 30, 2016
($ in millions)
Decrease in long-term rate of return assumption by 100 basis points	$(230.7)
A change to the long-term interest rate assumption of -50 basis points	(96.8)
A change to the long-term interest rate assumption of +50 basis points	61.9
An assumed increase in future mortality by 1%	(19.5)
A one-time, 10% decrease in equity market values	(428.9)

In addition, in our CBVA segment, assumption changes relating to the rate of return on fixed income investments backing CBVA contracts can also have a significant effect on reported financial results. The following table shows the sensitivity of the results of operations before income taxes of the CBVA segment to changes in these assumptions:

As of September 30, 2016
($ in millions)
A change of -50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts(1)	$(253.8)
A change of +50 basis points to the assumed rate of return on fixed-income investments backing CBVA contracts	233.6
(1)Additionally, the assumption changes would result in loss recognition of approximately $250 million to $350 million.

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

However, in the third quarter of 2016, we utilized the discrete-period method under ASC 740 to compute our interim income tax provision due to significant variations in the relationship between the income tax expense and the pre-tax loss. The discrete-period method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.

Our effective tax rates for the three and nine months ended September 30, 2016 were 33.6% and (138.4)%, respectively. The effective tax rates differed from the statutory rate of 35% for primarily due to the effect of the relative dividends received deduction ("DRD") and noncontrolling interest.

Our effective tax rates for the three and nine months ended September 30, 2015 were (44.7)% and 15.6%, respectively. These effective tax rates differed from the statutory rate of 35% primarily due to the effect of the relative DRD and noncontrolling interest.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2016		December 31, 2015
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$72,644.1	74.6%	$67,733.4	76.5%
Fixed maturities, at fair value using the fair value option	3,903.5	4.0%	3,226.6	3.6%
Equity securities, available-for-sale	285.3	0.3%	331.7	0.4%
Short-term investments(1)	1,346.8	1.4%	1,496.7	1.7%
Mortgage loans on real estate	11,475.7	11.8%	10,447.5	11.8%
Policy loans	1,995.6	2.0%	2,002.7	2.3%
Limited partnerships/corporations	698.8	0.7%	510.6	0.6%
Derivatives	2,731.4	2.8%	1,538.5	1.7%
Other investments	77.7	0.1%	91.6	0.1%
Securities pledged	2,193.5	2.3%	1,112.6	1.3%
Total investments	$97,352.4	100.0%	$88,491.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	September 30, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,016.0	4.3%	$3,813.4	4.8%
U.S. Government agencies and authorities	306.3	0.4%	378.5	0.5%
State, municipalities and political subdivisions	2,004.0	2.8%	2,126.1	2.7%
U.S. corporate public securities	32,055.1	44.6%	35,601.3	45.2%
U.S. corporate private securities	7,228.9	10.1%	7,684.9	9.8%
Foreign corporate public securities and foreign governments(1)	7,843.4	10.9%	8,421.8	10.7%
Foreign corporate private securities(1)	7,428.7	10.3%	7,907.3	10.1%
Residential mortgage-backed securities	6,907.9	9.6%	7,501.9	9.5%
Commercial mortgage-backed securities	3,784.3	5.3%	4,023.9	5.1%
Other asset-backed securities	1,233.2	1.7%	1,282.0	1.6%
Total fixed maturities, including securities pledged	$71,807.8	100.0%	$78,741.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,136.4	4.5%	$3,649.0	5.1%
U.S. Government agencies and authorities	309.8	0.4%	352.6	0.5%
State, municipalities and political subdivisions	1,337.8	1.9%	1,346.2	1.9%
U.S. corporate public securities	32,794.3	47.0%	33,616.0	46.6%
U.S. corporate private securities	6,527.5	9.3%	6,641.1	9.2%
Foreign corporate public securities and foreign governments(1)	8,129.1	11.6%	8,023.6	11.1%
Foreign corporate private securities(1)	7,252.5	10.4%	7,348.6	10.2%
Residential mortgage-backed securities	5,302.0	7.6%	5,860.5	8.1%
Commercial mortgage-backed securities	3,967.8	5.7%	4,092.6	5.7%
Other asset-backed securities	1,097.8	1.6%	1,142.4	1.6%
Total fixed maturities, including securities pledged	$69,855.0	100.0%	$72,072.6	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,813.4	$—	$—	$—	$—	$—	$3,813.4
U.S. Government agencies and authorities	378.5	—	—	—	—	—	378.5
State, municipalities and political subdivisions	1,993.2	130.5	1.0	—	0.1	1.3	2,126.1
U.S. corporate public securities	18,823.9	15,145.4	1,330.1	270.6	14.3	17.0	35,601.3
U.S. corporate private securities	3,724.2	3,481.2	347.6	117.4	9.5	5.0	7,684.9
Foreign corporate public securities and foreign governments(1)	4,096.8	3,603.0	566.1	155.4	—	0.5	8,421.8
Foreign corporate private securities(1)	1,156.5	6,089.5	619.9	16.4	11.9	13.1	7,907.3
Residential mortgage-backed securities	7,111.1	154.9	24.0	24.7	31.8	155.4	7,501.9
Commercial mortgage-backed securities	4,022.4	—	—	1.5	—	—	4,023.9
Other asset-backed securities	1,151.2	74.5	25.4	8.6	1.2	21.1	1,282.0
Total fixed maturities	$46,271.2	$28,679.0	$2,914.1	$594.6	$68.8	$213.4	$78,741.1
% of Fair Value	58.8%	36.4%	3.7%	0.7%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	352.6	—	—	—	—	—	352.6
State, municipalities and political subdivisions	1,294.2	49.8	1.0	—	0.1	1.1	1,346.2
U.S. corporate public securities	17,129.2	14,823.5	1,382.8	260.1	—	20.4	33,616.0
U.S. corporate private securities	3,179.0	3,148.7	247.8	60.8	4.8	—	6,641.1
Foreign corporate public securities and foreign governments(1)	4,018.2	3,355.2	620.3	25.5	2.6	1.8	8,023.6
Foreign corporate private securities(1)	904.6	6,116.8	290.5	35.0	—	1.7	7,348.6
Residential mortgage-backed securities	5,626.5	31.1	9.2	17.2	35.3	141.2	5,860.5
Commercial mortgage-backed securities	4,084.0	4.0	1.3	3.3	—	—	4,092.6
Other asset-backed securities	1,078.1	24.8	18.8	19.1	1.2	0.4	1,142.4
Total fixed maturities	$41,315.4	$27,553.9	$2,571.7	$421.0	$44.0	$166.6	$72,072.6
% of Fair Value	57.3%	38.2%	3.6%	0.6%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	September 30, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,813.4	$—	$—	$—	$—	$3,813.4
U.S. Government agencies and authorities	369.3	9.2	—	—	—	378.5
State, municipalities and political subdivisions	219.8	1,283.4	490.0	130.5	2.4	2,126.1
U.S. corporate public securities	498.3	2,729.5	15,540.6	15,168.2	1,664.7	35,601.3
U.S. corporate private securities	297.3	329.7	2,812.3	3,786.4	459.2	7,684.9
Foreign corporate public securities and foreign governments(1)	122.6	960.0	3,018.7	3,550.9	769.6	8,421.8
Foreign corporate private securities(1)	—	—	1,318.9	6,284.1	304.3	7,907.3
Residential mortgage-backed securities	6,161.3	6.0	14.2	50.4	1,270.0	7,501.9
Commercial mortgage-backed securities	2,787.0	340.5	480.0	108.6	307.8	4,023.9
Other asset-backed securities	692.3	68.1	30.8	131.8	359.0	1,282.0
Total fixed maturities	$14,961.3	$5,726.4	$23,705.5	$29,210.9	$5,137.0	$78,741.1
% of Fair Value	19.0%	7.3%	30.1%	37.1%	6.5%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	349.4	3.2	—	—	—	352.6
State, municipalities and political subdivisions	163.3	832.7	298.2	49.8	2.2	1,346.2
U.S. corporate public securities	585.1	1,984.1	14,507.2	14,839.6	1,700.0	33,616.0
U.S. corporate private securities	297.7	226.3	2,479.1	3,397.4	240.6	6,641.1
Foreign corporate public securities and foreign governments(1)	121.5	1,201.0	2,709.1	3,341.8	650.2	8,023.6
Foreign corporate private securities(1)	—	21.8	1,144.0	5,895.8	287.0	7,348.6
Residential mortgage-backed securities	4,902.7	20.7	16.0	61.8	859.3	5,860.5
Commercial mortgage-backed securities	2,516.0	423.7	331.8	339.0	482.1	4,092.6
Other asset-backed securities	616.5	9.2	28.9	88.4	399.4	1,142.4
Total fixed maturities	$13,201.2	$4,722.7	$21,514.3	$28,013.6	$4,620.8	$72,072.6
% of Fair Value	18.3%	6.6%	29.9%	38.8%	6.4%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $1,316.3 million from $1,578.1 million to $261.8 million for the nine months ended September 30, 2016. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of September 30, 2016 and December 31, 2015, we held two and nineteen fixed maturities with unrealized capital losses in excess of $10.0 million. As of September 30, 2016 and December 31, 2015, the unrealized capital losses on these fixed maturities equaled $30.0 million or 11.5% and $239.0 million or 15.1% of the total unrealized losses, respectively.

As of September 30, 2016, we held $6.8 billion of energy sector fixed maturity securities, constituting 8.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $120.3 million, including two energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million each. The unrealized capital losses on these fixed maturity securities equaled $30.0 million. As of September 30, 2016, our fixed maturity exposure to the energy sector is comprised of 86.4% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	September 30, 2016			December 31, 2015
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,260.4	$2,462.1	36.2%	$2,675.9	$2,511.6	34.3%
Integrated Energy	1,626.8	1,746.1	25.7%	1,735.5	1,687.5	23.0%
Independent Energy	1,329.5	1,391.2	20.4%	1,749.0	1,586.6	21.6%
Oil Field Services	807.3	772.0	11.3%	1,301.6	1,144.4	15.6%
Refining	390.8	432.7	6.4%	409.5	401.2	5.5%
Total	$6,414.8	$6,804.1	100.0%	$7,871.5	$7,331.3	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2016			December 31, 2015
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,493.9	$3,944.3	92.6%	$2,930.4	$3,365.3	94.6%
2	122.8	129.6	3.1%	0.9	1.0	—%
3	3.7	7.9	0.2%	0.7	4.4	0.1%
4	5.8	8.3	0.2%	6.4	8.9	0.3%
5	23.0	31.4	0.7%	24.7	34.9	1.0%
6	83.6	137.9	3.2%	85.3	141.2	4.0%
	$3,732.8	$4,259.4	100.0%	$3,048.4	$3,555.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2016			December 31, 2015
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$27,280.0	$419.0	$372.8	$28,784.5	$352.5	$224.6

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2016			December 31, 2015
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$776.5	$1,052.7	24.7%	$833.8	$1,116.5	31.4%
Interest Only (IO)	282.8	297.0	7.0%	264.6	283.4	8.0%
Inverse IO	1,707.8	1,891.6	44.4%	1,471.3	1,664.3	46.8%
Principal Only (PO)	489.0	504.0	11.8%	446.8	458.2	12.9%
Floater	24.5	24.4	0.6%	28.1	28.4	0.8%
Other	452.2	489.7	11.5%	3.8	4.9	0.1%
Total	$3,732.8	$4,259.4	100.0%	$3,048.4	$3,555.7	100.0%

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

During the nine months ended September 30, 2016, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net investment income (loss)	$192.3	$180.6	$576.7	$553.9
Net realized capital gains (losses)(1)	(93.6)	(156.4)	(325.9)	(354.4)
Total income (pre-tax)	$98.7	$24.2	$250.8	$199.5
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Operating earnings before income taxes	$86.5	$73.1	$264.0	$208.3
Realized gains/losses including OTTI	(0.4)	2.7	7.3	5.2
Fair value adjustments	12.6	(51.6)	(20.5)	(14.0)
Non-operating income	12.2	(48.9)	(13.2)	(8.8)
Income (loss) before income taxes	$98.7	$24.2	$250.8	$199.5

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to distance itself from the credit crisis and payment performance reflects a housing market firmly entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing. Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, appear to have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $405.8 million, $377.6 million and $11.4 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $461.2 million, $428.6 million and $13.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $337.9 million, $294.9 million and $5.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $332.0 million, $283.3 million and $4.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly and remains lower on a year-over-year and year to date basis. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS.  As a result, the new issuance market for CMBS slowed considerably during the first half of this year.  This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter.

For non-student loan consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.

As of September 30, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $902.8 million, $884.7 million and $1.7 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $702.8 million, $691.4 million and $2.1 million, respectively.

As of September 30, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 36.6%, 25.0% and 17.8%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.1%, 1.4% and 17.3%, respectively, of total Other ABS, excluding subprime exposure.

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

As of September 30, 2016 and December 31, 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 and 2.2 times, and a weighted average LTV ratio of 60.5% and 60.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and nine months ended September 30, 2016, we recorded $3.5 million and $9.0 million, respectively, of credit related OTTI of which the primary contributor was $3.0 million and $4.3 million, respectively, of write-downs recorded in the Foreign Private and Foreign Gov & Public sector. During the three and nine months ended September 30, 2016, we recorded $9.2 million and $18.7 million, respectively, of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits, either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of September 30, 2016:

Selected Countries Fixed Maturities and Equity Securities
	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$224.7	(1)	$224.7	(1)	$203.2
Italy	—	—	244.4		244.4		219.6
Portugal	—	—	10.5		10.5		8.6
Spain	—	—	170.1		170.1		147.2
Total Peripheral Europe	—	—	649.7		649.7		578.6
Russian Federation	53.0	5.1	73.5		131.6		115.9
Total	$53.0	$5.1	$723.2		$781.3		$694.5
(1) Includes $1.2 million derivative assets.

We did not have any exposure to Greece. Among the remaining $8,352.4 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2016, our sovereign exposure was $254.3 million, which consisted of fixed maturities. We also had $1,058.2 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $319.4 million and the United Kingdom of $359.7 million. The balance of $7,039.9 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,466.6 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,122.5 million, in Belgium of $490.8 million, in France of $592.4 million, in Germany of $844.3 million and in Switzerland of $800.1 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $603.5 million and $722.8 million as of September 30, 2016 and December 31, 2015, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Legislative and Regulatory Developments

In 2015, the NAIC Financial Condition (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a preliminary framework, the Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current VA reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of this year and reported its initial findings to the VAIWG in late August. The OW report proposes certain revisions to the current VA reserve and capital framework and recommends a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. The VAIWG has exposed for comment, until November 14, 2016, the OW report on the QIS and OW VA framework recommendations. The VAIWG’s initial goal was to complete all of its work in 2016; however, it was announced at the NAIC Summer meeting that more time is needed for the VAIWG and other NAIC committees to consider and fully vet OW’s recommendations and to develop the NAIC’s proposals regarding revisions to the current VA reserve and capital framework. Although the revised timetable indicates the VAIWG expects to complete its work in 2017, with the goal that its work product becomes effective as of January 1, 2018, timing remains uncertain. We cannot predict what revisions, if any, will be made to the current VA reserve and capital framework or the impact of VA framework revisions on variable annuity captives, given the ongoing deliberations by the VAIWG and other NAIC working groups and a possible second quantitative impact study. It is also unclear whether VAIWG or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from continued variable annuity captives scrutiny and reform efforts by the NAIC and other regulatory bodies. See “Risk Factors-Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” in Part I, Item 1A of our Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operation-Captive Reinsurance Subsidiaries in Part II, Item 7 of the Annual Report on Form 10-K.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2016. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$78,741.1	$(5,731.0)	$6,341.3
Commercial mortgage and other loans	—	11,907.5	(648.5)	700.6
Derivatives:
Interest rate contracts	78,994.2	1,495.9	(645.7)	850.2
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	59,612.8	(4,328.0)	5,289.8
Funding agreements with fixed maturities and GICs	—	1,107.5	(29.1)	30.1
Supplementary contracts and immediate annuities	—	3,783.3	(228.3)	256.6
Long-term debt	—	3,816.1	(251.8)	288.8
Embedded derivatives on reinsurance	—	159.4	(139.1)	163.0
Guaranteed benefit derivatives(3):
FIA	—	1,747.7	165.0	(143.3)
IUL	—	69.3	4.6	(4.5)
GMAB / GMWB / GMWBL	—	2,008.0	(717.2)	909.8
Stabilizer and MCGs	—	267.1	(130.1)	172.7

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2016, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$2,722.2	$1,038.8	$1,375.1	$882.7	$714.0	$1,015.5	$7,748.3
1.01% - 2.00%	1,871.7	354.4	385.7	90.1	21.5	56.0	2,779.4
2.01% - 3.00%	17,815.9	502.0	505.4	190.6	36.7	23.0	19,073.6
3.01% - 4.00%	12,508.4	593.8	693.8	0.9	0.1	—	13,797.0
4.01% and Above	3,279.6	109.3	0.4	0.3	—	0.1	3,389.7
Renewable beyond 12 months (MYGA) (2)	1,792.3	—	—	—	—	—	1,792.3
Total discretionary rate setting products	$39,990.1	$2,598.3	$2,960.4	$1,164.6	$772.3	$1,094.6	$48,580.3
Percentage of Total	82.3%	5.3%	6.1%	2.4%	1.6%	2.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after September 30, 2017 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2016. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$285.3	$24.0	$(24.0)
Limited liability partnerships/corporations	—	698.8	43.6	(43.6)
Derivatives:
Equity futures and total return swaps(2)	13,342.5	(55.8)	(972.9)	977.5
Equity options	13,934.2	422.5	229.8	(236.7)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,747.7	105.3	(140.7)
IUL	—	69.3	37.8	(29.9)
GMAB / GMWB/ GMWBL	—	2,008.0	(212.1)	254.7
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to Closed Block Variable Annuity hedging programs.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of September 30, 2016:

	As of September 30, 2016
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)		% Retained NAR In-the-Money(3)
GMDB	$34,151	$6,091	$5,664	49%		27%
Living Benefit
GMIB	$10,864	$3,662	$3,662	89%		28%
GMWBL	13,921	3,220	3,220	74%		24%
GMAB/GMWB	586	15	15	13%		20%
Living Benefit Total	$25,371	$6,897	$6,897	80%	(4)	26%	(5)
(1) Account value excludes $3.9 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % Retained NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2015 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2015 was 22%.

As of the date indicated above, compared to $6.9 billion of NAR, we held gross statutory reserves before reinsurance of $4.3 billion for living benefit guarantees; of this amount, $4.2 billion was ceded to an affiliate, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $3.6 billion as of September 30, 2016.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2015.

Variable Annuity Hedge Program

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our Capital Hedge Overlay ("CHO") program and the Variable Annuity Guarantee Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to an affiliate in light of our determination of risk tolerance and available collateral, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in our affiliates even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets.

	As of September 30, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,400)	$(2,000)	$(650)	$600	$1,700	$2,500	$(1,100)	$800
Hedge gain/(loss) immediate impact	2,650	1,450	450	(400)	(1,000)	(1,350)	950	(700)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs	750	550	200	—	—	—	—	550
Net impact	$—	$—	$—	$200	$700	$1,150	$500	$—

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following September 30, 2016 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our CHO program in our CBVA segment. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain (Loss) includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to an affiliate from 100 basis point upward and downward shifts in interest rates.

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

There was approximately a $400 million and $600 million increase in our hedge resources related to equity movements (which include guarantee and overlay equity hedges, as well as other assets) for the three and nine months ended September 30, 2016, respectively. The guarantee and overlay equity hedge results were offset by the equity market decrease of approximately $600 million and $900 million in AG43 reserves in excess of reserves for cash surrender value for the three and nine months ended September 30, 2016, respectively. Changes in statutory reserves due to equity and equity hedges include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

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

	As of September 30, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$450	$250	$100	$(100)	$(100)	$(50)	$(300)	$200

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following September 30, 2016 and give effect to dynamic rebalancing over the course of the shock events, as well as certain modifications to our CHO program in our CBVA segment. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to our hedge program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain (Loss) impacting the above estimated earnings sensitivity includes both the Variable Annuity Guarantee Hedge Program and the CHO program and assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first become eligible to annuitize during the period from 2014 through 2016 but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the first eligibility date. Therefore, we anticipate that observable experience data will become statistically credible later this decade, when a large volume of GMIB benefits begin to reach their maximum benefit over the four-year period from 2019 to 2022.
Similarly, most of our GMWBL contracts were issued during the period 2006 to 2009, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal with the GMWBL benefits reaching their maximum rollup over the four-year period from 2016 to 2019. Our experience for GMWBL contracts has recently become more credible, however, it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by interest rate and market conditions over time and by the availability and features of competing products.
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
During the third quarters of 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs. Annual assumption changes and revisions to projection model inputs implemented during 2016 resulted in a loss of $95.5 million. This $95.5 million loss included an unfavorable $250.2 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization rates on Guaranteed minimum withdrawal benefits with life payouts contracts, partially offset by an unfavorable update to lapse rates.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2016 - July 31, 2016	—	$—	—	$233.3
August 1, 2016 - August 31, 2016	—	—	—	233.3
September 1, 2016 - September 30, 2016	5,690,254	26.36	5,690,254	233.3	(1)
Total	5,690,254	$—	5,690,254	N/A
(1) Includes 5,690,254 shares delivered upon termination of a $150.0 million share repurchase arrangement entered into on June 16, 2016. The transaction settled at a per-share repurchase price of $26.36, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.

Item 6.        Exhibits

See Exhibit Index on page 177 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2016	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Ewout L. Steenbergen
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

