Form 10-K
period 2016-12-31
Voya Financial, Inc.
filed 2017-02-23
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $4.9 billion.

As of February 9, 2017, there were 189,441,129 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2016

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

Market data sources used with respect to our various segments include:

Retirement. Our Retirement segment sources our market segment leadership positions within the retirement industry from market surveys conducted by LIMRA, an insurance and financial services industry organization, and industry-recognized publications such as Pensions & Investments and InvestmentNews.com. Retirement tracks market segment leadership positions by assets under management ("AUM") or assets under administration ("AUA"), number of defined contribution plans, number of defined contribution plan participant accounts, sales (takeover assets and contributions), and the number of producing broker-dealer representatives.

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

We are a premier retirement, investment and insurance company serving the financial needs of approximately 13.6 million individual and institutional customers in the United States as of December 31, 2016. Our vision is to be America’s Retirement Company™. Our approximately 6,700 employees (as of December 31, 2016) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our retirement, investment management and insurance businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

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

•
Protect. Our specialized retirement and insurance products, such as universal life ("UL"), indexed universal life ("IUL"), variable life, and stable value products, allow our customers to protect against unforeseen life events and mitigate market risk.

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

We provide our principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. We also have a Closed Block Variable Annuity ("CBVA") segment. Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in Corporate. Effective the fourth quarter of 2016, certain activities related to a run-off block of guaranteed investment contracts and funding agreements as well as residual activity on closed or divested businesses, including our group reinsurance and individual reinsurance businesses, are also included in Corporate.

The following table presents a summary of our key individual and institutional markets, how we define those markets, and the key products we sell in such markets.

Individual Markets

Market	Household Income Range	Investable Asset Range	Typical Customer Products
Mass Market	$50,000-$100,000	<$100,000	Mutual Funds IRAs Annuities

Middle Market & Mass Affluent	$100,000-$250,000	$100,000-$2,000,000	Universal Life Insurance Mutual Funds IRAs Financial Advisory Annuities

Affluent & Wealth Management Market	$250,000-$500,000	>$2,000,000	Universal Life Insurance Mutual Funds Separately Managed Accounts Alternative Funds IRAs Financial Advisory Annuities

Institutional Markets

Market	Employee Size	Asset Range	Typical Customer Products
Small-Mid	26-3,000	$0-$75 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Large	3,000-5,000	$75 million-$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Mega	>5,000	>$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Our Segments

Retirement is a leading provider of retirement services and products in the United States, offering tax-deferred, employer-sponsored (institutional) retirement savings plans and administrative services to approximately 47,000 plan sponsors covering approximately 4.6 million plan participant accounts in corporate, education, healthcare, other non-profit and government entities as of December 31, 2016. Our Retirement segment reaches customers through a very broad distribution footprint comprising multiple sales channels, including affiliated representatives and thousands of non-affiliated brokers and agents as well as third-party administrators ("TPAs") and banks, and serves a broad spectrum of employers ranging from small companies to the very largest corporations and government entities. Stable Value solutions are also offered to institutional plan sponsors where we may or may not be providing defined contribution plan services. Retirement also has an existing block of pension risk transfer business that was closed to new sales in late 2016. Additionally, Retirement provides IRAs and other retail financial products as well as comprehensive financial planning and advisory services to individual customers. Retirement had $316.8 billion of AUM and AUA as of December 31, 2016, of which $105.4 billion was institutional full service business, $207.9 billion was institutional recordkeeping, stable value and pension risk transfer business and $3.5 billion was Retail Wealth Management business.

Investment Management. We are a prominent full-service asset manager with approximately $211.0 billion of AUM and $49.7 billion of AUA as of December 31, 2016, delivering client-oriented investment solutions and advisory services, serving both individual and institutional customers. We serve both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums.

•
As of December 31, 2016, we managed $128.2 billion in our commercial business (comprising $84.6 billion for third-party institutions and individual investors, and $43.6 billion in separate account assets for our other businesses) and $82.8 billion in general account assets for Voya Financial.

•
As of December 31, 2016, 96%, 94%, and 66% of fixed income assets, 65%, 68%, and 64% of equity assets, and 100%, 100%, and 15% of Multi-Asset Strategies and Solutions ("MASS") assets outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $25.1 billion as of December 31, 2016.

Annuities provides fixed and indexed annuities, tax-qualified mutual fund custodial and other investment-only products and payout annuities for pre-retirement wealth accumulation and post-retirement income management sold through multiple channels, and had $27.7 billion of AUM as of December 31, 2016.

Individual Life provides wealth protection and transfer opportunities through universal and variable products, distributed primarily through a network of independent general agents and managing directors ("Aligned Distributors") to meet the needs of a broad range of customers from the middle-market through affluent market segments. We provide universal and variable life insurance products. Based on the LIMRA survey as of September 30, 2016, for premiums sold, our indexed universal life products ranked seventh. The rankings reflect our recent focus on selling more capital efficient products, such as IUL. As of December 31, 2016, the Individual Life distribution model is supported by approximately 100 Aligned Distributors with access to over 55,000 producers who are committed to promoting Voya products.

Employee Benefits provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. Our products are distributed through national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. We are a top tier provider of stop-loss insurance and currently rank fourth in the United States as reported by MyHealthguide through November 2016. We also hold top 20 positions in our voluntary and group life products as reported by LIMRA as of the third quarter of 2016.

CBVA. We have separated our CBVA segment from our other operations, as part of a strategic decision to run-off, divest, or cease actively writing certain lines of business. Accordingly, this segment has been classified as a closed block and is managed separately from our other segments. In 2009, we decided to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010) and placed this portfolio in run-off. Since 2010, we have increased statutory reserves considerably, added significant interest rate risk protection and have updated our policyholder behavior assumptions to reflect a larger body of actual experience than was previously available. Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Where practicable, we seek opportunities to accelerate the run-off of the block, including through a series of income enhancement offers and an enhanced surrender offer made recently to certain of our policyholders. For additional information, see "Part I. Item 1A. Risk Factors—Risks Related to our CBVA Segment."

As of December 31, 2016, on a consolidated basis, we had $484.4 billion in total AUM and AUA and total shareholders’ equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $11.0 billion. In the year ended December 31, 2016, we generated $(613.4) million of Income (loss) before income taxes, $(428.0) million of Net income (loss) available to Voya Financial, Inc.’s common shareholders and $777.3 million of Operating earnings before income taxes. Operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

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

•	SLDI and RRII, our Arizona captives.

OUR BUSINESSES

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual account rollover plans and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $316.8 billion of AUM and AUA as of December 31, 2016, of which $66.3 billion were in proprietary assets.

Our Institutional Retirement Plans business offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, state and local governments, hospitals and healthcare facilities and not-for-profit organizations. We also offer stable value products to institutional plan sponsors where we may or may not be providing defined contribution plan services. This broad-based institutional business crosses many sectors of the economy, which provides diversification that helps insulate us from downturns in particular industries. In the defined contribution market, we provide services to approximately 47,000 plan sponsors covering approximately 4.6 million plan participant accounts as of December 31, 2016.

Our Retail Wealth Management business, with AUM and AUA of $3.5 billion as of December 31, 2016, focuses on the rapidly expanding retiree market as well as on pre-retirees and our defined contribution plan participants, offers retail financial products and comprehensive financial planning and advisory services to help individuals manage their retirement savings and income needs.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated Operating earnings before income taxes of $449.8 million for the year ended December 31, 2016. Our Investment Management segment also earns arm’s-length market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and certain Retail Wealth Management rollover products and advisory solutions. Distribution of Investment Management products and services using the Retirement segment continues to present a growth opportunity for our Retirement and Investment Management segments.

We will continue to focus on growing our retirement platform by driving increases in our Institutional Retirement Plans business through focused sales and retention efforts, and by leveraging our Retail Wealth Management business to deepen relationships with our Institutional Retirement Plan participants. We will also continue to place a strong emphasis on capital and cost management while also growing our distribution platform and achieving a diversified retirement product mix.

An important element of our Retirement strategy is to leverage the extensive customer base to which we have access through our Institutional Retirement Plans business in order to grow our Retail Wealth Management and Investment Management businesses. We are therefore focused on building long-term relationships with our plan participants, especially when initiated through service touch points such as plan enrollments and rollovers, which will enable us to offer such participant's individual retirement and investment management solutions both during and after the term of their plan participation.

Institutional Retirement Plans

Products and Services

We are one of only a few providers that offer tax-deferred institutional retirement savings plans (utilizing U.S. tax-advantaged savings vehicles for tax-advantaged retirement savings), services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets. These plans may either be offered as full service or recordkeeping only service products. We also offer stable value investment options to institutional clients where we may or may not be providing defined contribution plan services.

Full-service retirement products provide recordkeeping and plan administration services, tailored award-winning participant communications and education programs, myOrangeMoney™ digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 150 fund families, including the Voya family of mutual funds managed by our

Investment Management segment. Our full-service retirement plan offerings are also supported by financial planning and investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping only service products provide recordkeeping and plan administration support for a sponsor base that includes large-mega corporations and state and local governments. Our recordkeeping retirement plan offerings are also supported by award-winning participant communications and education programs, myOrangeMoney™ digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as financial planning and investment advisory services offered through our Retail Wealth Management business.

Stable value investment options may be offered within our full service institutional plans, or as investment only options within our recordkeeping only plans or within other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs") and synthetic GICs managed by either proprietary or outside investment managers.

Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align our business activities to our strategic priorities.

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2015)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$105.4 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framewor(k)
		K-12 Education	403(b)	Voya Custom Choice II
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account
Recordkeeping and Stable Value Business	$207.9 billion**	Small-Mid Corporate	401(k)	***
		Large-Mega Corporate	401(k)	***
		Government (local and state)	457	***
		Stable Value (Sold across all market segments with a strong focus on Large Corporate)	401(k) 403(b) 457(b)	Separate Account and Synthetic GICs

* Core products actively being sold today.
** Assets include a small block of pension risk transfer business which is no longer an active offering
*** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.

For plans in the full service corporate markets segment, our core products are:

•
Voya MAP Select, a group funding agreement/group annuity contract offered to fund qualified retirement plans. The product contains over 200 funds from well-known fund families (larger plans are offered the ability to offer most funds for which trades are cleared through the National Securities Clearing Corporation) as well as our general account and various stable value options.

•
Voya Framewor(k), a mutual fund program offered to fund qualified retirement plans. The product contains over 200 funds from well-known fund families (larger plans are offered the ability to offer most funds for which trades are cleared through the National Securities Clearing Corporation) as well as our general account and various stable value options.

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

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. Both markets utilize our myOrangeMoneyTM participant-facing digital capabilities as a centerpiece to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement. Additionally, a broad suite of financial planning, guidance and advisory products, tools and services are offered to help our plan participants across markets reach their retirement goals. A brief description of each market, including sub segments and areas of particular focus, are as follows:

Corporate Markets:

•
Small-Mid Corporate Market. In this market we offer full service solutions to defined contribution plans of small-mid-sized corporations (i.e., typically less than 3,000 employees). Our comprehensive product offering (including flexible investment choices), highly competitive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise in the Large Corporate market make us one of a small group of providers who can service small-mid corporate plans as they continue to grow. Furthermore, we offer a unique enrollment experience through our myOrangeMoney™ digital capabilities that helps engage and inform plan participants who are on the path to reaching their retirement goals.

•
Large-Mega Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations. Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management and customized communications, education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative technology-based tools and award winning print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•
Education Market. We offer comprehensive full service offerings to both public and private K-12 educational entities as well as public and private higher education institutions, which we believe are attractive growth segments. In the United States, we rank third in the K-12 education market and fourth in higher education by assets as of September 30, 2016. Our support to plan sponsors with solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams plus a broad suite of retirement readiness products, tools, and services for participants, continue to enable our position as one of the top providers in this market.

11

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

•
Government Market. We provide both full service and recordkeeping only service offerings to small and large governmental entities (e.g., state and local government) with a client base that spans all 50 states plus US territories. For large governmental sponsors, we offer recordkeeping services that meet even the most complex needs of each client, plus offer extensive participant communication and retirement education support, including a broad suite of retirement readiness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investments. Our flexibility and expertise help make us the fourth ranked provider in this market in the United States based on AUM and AUA as of September 30, 2016.

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

Unaffiliated Distribution:

•
Independent Sales Agents. As of December 31, 2016, we work with more than 5,000 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•
Independent Producers. Over 12,000 wirehouse and independent regional and local brokers plus registered investment advisors (as of December 31, 2016) are the primary distributors of our small-mid corporate market products, but they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•
TPAs. As of December 31, 2016, we have long-standing relationships with over 1,500 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt markets plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•
Voya Financial Advisors ("VFA"). Our owned broker-dealer is one of the top eleven broker-dealers in the United States as determined by total number of licensed and producing representatives. As of December 31, 2016, VFA provided licensing and support to nearly 2,000 field and phone-based representatives. The field based financial planning and advisory representatives support sales of products, financial planning and advisory services for the Retirement segment. Additionally, a closely affiliated sub-set of the field-based channel focuses primarily on driving sales within our education, healthcare and government market institutional plans through increasing enrollments and educating participants on the importance of saving enough for retirement. The home office phone-based representatives focus on providing education, guidance and rollover support services to our institutional plan participants.

•
Direct Sold by Wholesale Field Force. While we typically rely on outside distribution partners for the majority of sales for our Institutional Retirement Plans business, certain members of our wholesale team also interact directly with plan sponsors primarily in the education, healthcare and government markets. Typically, this direct interaction is with a consultant hired by the plan sponsor. In order to present our offerings to these large plan clients, we work with numerous consultants at approximately 70 different consulting firms focused on these markets.

•
Direct Sold by Dedicated Voya Sales Teams. We have sales teams that work directly with large-mega plan corporate market and stable value clients. For this part of the business, the majority of our direct interaction occurs with approximately

20 different consulting firms focused on these offerings for their clients. Additionally, as mentioned above for VFA, we also have salaried phone-based sales teams that focus on supporting our institutional plan participants across all markets.

Competition

Our Institutional Retirement Plans business competes with other large, well-established insurance companies, asset managers, record keepers and diversified financial institutions. Competition varies in all market segments as few institutions are able to compete across all markets as we do. The following chart presents a summary of the current competitive landscape in the markets where we offer our Institutional Retirement Plans and stable value:

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

Our full-service Institutional Retirement Plans business competes primarily based on pricing, the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and financial planning support, investment performance and our ability to offer industry tailored product features to meet the retirement income needs of our clients. Regarding the large plan recordkeeping only business, we have seen consolidation among industry providers in recent years seeking to increase scale, improve cost efficiencies and enter new market segments. As a result, we emphasize our strong sponsor relationships, flexible value-added services, ability to customize recordkeeping and administration services to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete across all institutional markets with our broad suite of retirement readiness products, tools, services , including myOrangeMoneyTM retirement income focused digital and mobile capabilities, to help employers support the retirement preparedness needs of their employees. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

Defined Benefit Recordkeeping Business Transition. In 2014, after reviewing our goals for our Retirement segment and considering the trends we see in the employee retirement benefit market, the Company made a strategic decision to transition, in an orderly fashion, out of the market for defined benefit plan administration recordkeeping services. As a result, we gradually exited our existing contracts that supported defined benefit plan administration recordkeeping. This transition was completed by the end of 2016.

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

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers simple, easy-to-understand products, along with holistic advice and guidance delivered through field-based financial planning and advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products and managed accounts and advisory programs, plus brokerage accounts.

The primary focus of our Retirement segment is to serve approximately 4.6 million defined contribution plan participant accounts (as of December 31, 2016). We also seek to capitalize on our access to these individuals through our Institutional Retirement Plans business by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer a seamless and integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Advisory Services

Retail Wealth Management products, financial planning and advisory services are primarily sold through our group of nearly 2,000 representatives licensed through our VFA broker-dealer. These VFA representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based representatives and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., rollover products) as well as retirement financial planning and advisory solutions. Home office phone-based representatives focus on our growth opportunity of assisting participants in our institutional retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they are highly trained in providing financial advice that helps customers transition through life stage and job-related changes.

In an effort to develop a path for our VFA representatives to offer holistic retirement planning solutions to participants in our Institutional Retirement Plans, we partner with our institutional clients to engage, educate, advise and motivate their employees to take action that will better prepare them for successful retirement outcomes.

Competition

Our Retail Wealth Management advisory services and product solutions compete for rollover and other asset consolidation opportunities against integrated financial services companies and independent broker-dealers who also offer individual retirement products, all of which currently have more market share than insurance-based providers in this space. Primary competitors to our Retail Wealth Management business are, in the phone-based channel, Fidelity, Schwab, and Vanguard, and in the field-based channel, LPL Financial, Ameriprise, Commonwealth, Cambridge, Cetera, and Bank of America Merrill Lynch.

Our Retail Wealth Management advisory services and product solutions are competitively priced and compete based on our consultative approach, simplicity of design and a fund and investment selection process that includes proprietary and non-proprietary investment options. The advisory services and product solutions are primarily targeted towards existing institutional plan participants, which allow us to benefit from our extensive relationships with large corporate and tax-exempt plan sponsors, our small and mid-corporate market plan sponsors and other qualified plan segments in healthcare, higher education and K-12 education.

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

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2016, our Investment Management segment managed $84.6 billion for third-party institutions and individual investors, $43.6 billion in separate account assets for our other segments (including CBVA) and $82.8 billion in general account assets.

We are committed to reliable and responsible investing and delivering research-driven, risk-adjusted, client-oriented investment strategies and solutions and advisory services across asset classes, geographies and investment styles. Through our institutional distribution channel and our Voya-affiliate businesses, we serve a variety of institutional clients, including public, corporate and Taft-Hartley Act defined benefit and defined contribution retirement plans, endowments and foundations, and insurance companies. We also serve individual investors by offering our mutual funds and separately managed accounts through an intermediary-focused distribution platform or through affiliate and third-party retirement platforms.

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees typically are based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on an arm’s-length pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Operating earnings before income taxes of $170.8 million for the year ended December 31, 2016.

The success of our platform begins with providing our clients continued strong investment performance. In addition to investment performance, our focus is on client "solutions" and income and outcome-oriented products which include target date funds. We expect that strong investment performance combined with superior client service through a solution orientation will result in AUM growth.

•
As of December 31, 2016, 96%, 94%, and 66% of fixed income assets, 65%, 68%, and 64% of equity assets, and 100%, 100%, and 15% of Multi-Asset Strategies and Solutions ("MASS") assets outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $25.1 billion as of December 31, 2016.

We are also focused on capitalizing on the Retirement segment's leading market position and have established dedicated retirement resources within our Investment Management intermediary-focused distribution team to work with Retirement and have enhanced our MASS investment platform (described below) to increase focus on retirement products such as our target date and target risk portfolios, which we believe will capture an increased proportion of retirement flows going forward.

Other key strategic initiatives for growth include: improved distribution productivity, replacement of sub-advised Voya Mutual Funds where Investment Management offers stronger investment performance; sub-advisory mandates for Investment Management capabilities on others' platforms; leveraging partnerships with financial intermediaries and consultants; long-term expansion of our international investment capabilities; opportunistic launching of capital markets products such as collateralized loan obligations ("CLOs") and Closed End Mutual Funds; and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured by traditional and specialty investment platforms. The traditional platforms are fixed income, equities and MASS. The specialty investment platforms are senior bank loans and alternatives.

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2016, there were $124.0 billion in AUM on the fixed income platform, of which $82.8 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2016, there were $55.2 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

MASS. Investment Management’s MASS platform offers a variety of investment products and strategies that combine multiple asset classes using asset allocation techniques. The objective of the MASS platform is to develop customized solutions that meet specific, and often unique, goals of investors and that dynamically change over time in response to changing markets and client needs. Utilizing core capabilities in asset allocation, manager selection, asset/liability modeling, risk management and financial engineering, the MASS team has developed a suite of target date and target risk funds that are distributed through our Retirement segment and to institutional and retail investors. These funds can incorporate multi-manager funds. The MASS team also provides pension risk management, strategic and tactical asset allocation, liability-driven investing solutions and investment strategies that hedge out specific market exposures (e.g., portable alpha) for clients.

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $22.0 billion as of December 31, 2016.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2016, Pomona Capital managed assets totaling $8.2 billion across a suite of eight limited partnerships and the Pomona Investment Fund, a registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2016, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2016		December 31, 2016
	$ in billions		$ in millions
Investment Platform
Fixed income	$124.0		$2,408.3
Equities	55.2		(5,029.9)
Senior Bank Loans	22.0		1,485.9
Alternatives	9.8		1,003.4
Total	$211.0	(1)	$(132.3)
MASS (1)	26.9		(1,479.0)

Client Segment
Retail	$65.6		$(5,015.9)
Institutional	62.6		4,696.7
General Account	82.8		N/A
Mutual Funds Manager Re-assignments (2)	N/A		186.9
Total	$211.0		$(132.3)
Voya Financial affiliate sourced, excluding CBVA(3)	$32.6		$201.6
CBVA (3)	21.7		(3,073.0)

(1)
$21.1 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $5.8 billion, is managed by third parties and we earn only a modest fee on these assets.

(2)	Represents the re-assignment of mutual fund management contracts to Voya Investment Management from external managers. The AUM related to the re-assignments are included in the retail segment above.

(3)	Assets sourced from Voya Financial, including CBVA, are also included in the retail and institutional markets segments above.

Markets and Distribution

We serve our institutional clients through a dedicated sales and service platform and for certain international regions, through selling agreements with a former affiliated party and for sponsored structured products through the arranger. We serve individual investors through an intermediary-focused distribution platform, consisting of business development and wholesale forces that partner with banks, broker-dealers and independent financial advisers, as well as our affiliate and third-party retirement platforms.

With the exception of Pomona Capital and structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•
Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2016, total AUM from these channels was $65.6 billion.

•
Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2016, Investment Management had approximately 288 institutional clients, representing $62.6 billion of AUM primarily in separately managed accounts and collective investment trusts.

Investment Management manages a variety of variable portfolio, mutual fund and stable value assets, sold through our Retirement, Annuities, and Insurance segments. As of December 31, 2016, total AUM from these channels and CBVA was $54.3 billion with the majority of the assets gathered through our Retirement segment.

Competition

Investment Management competes with a wide array of asset managers and institutions in the highly fragmented U.S. investment management industry. In our key market segments, Investment Management competes on the basis of, among other things, investment performance, investment philosophy and process, product features and structure and client service. Our principal competitors include insurance-owned asset managers such as Principal Global Investors (Principal Financial Group), Prudential and Ameriprise, bank-owned asset managers such as J.P. Morgan Asset Management, as well as "pure-play" asset managers including PIMCO, Invesco, Wellington, Legg Mason, T. Rowe Price, Franklin Templeton, and Fidelity.

Annuities

The Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial and other investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management, sold through multiple channels. Revenues are generated from fees and from margins based on the difference between income earned on the investments supporting the liability and interest credited to customers. Our Annuities segment generated Operating earnings before income taxes of $321.2 million for the year ended December 31, 2016.

We intend to achieve our risk-adjusted return objectives in Annuities through a disciplined approach, balancing profitability with growth, with a focus on preserving margins in low interest rate environments. As a result, we expect to opportunistically grow our Fixed Indexed Annuities ("FIA") business when margins are attractive and to reduce growth but maintain distribution access when margins are less attractive. Our mutual fund custodial products business correlates with equity markets, but is not sensitive to interest rate conditions and, as such, is focused on growth. While we still offer traditional fixed annuities, we are prepared to allow the existing business to decline in volume due to low margins and less attractive returns. We intend to meet our risk management objectives by continuing to hedge market risks associated with the indexed crediting strategies selected by clients on our FIA contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management."

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

Annual Reset and Multi-Year Guarantee Annuities ("MYGAs"). Our in-force block includes Annual Reset and MYGA products, which provide guaranteed minimum rates of up to 4.5% and with crediting rate terms from one year to 10 years. These products are running off, with net outflows of $0.6 billion in 2016, compared with $0.7 billion in 2015 and $1.7 billion in 2014. The run-off of these Annual Reset and MYGA contracts is expected to continue to enhance the margin of our Annuities segment in future periods.

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

The following chart presents the key in-force annuity and investment-only products within this segment, along with data on AUM for each product, excluding payout annuities:

($ in billions)	AUM
Annuity Product	As of December 31, 2016
Fixed Indexed Annuities (FIA)	$14.4
Multi-Year Guarantee Annuities (MYGA) & other Fixed Annuities	$5.0
Investment-Only Products(1)	$5.2

(1)	Includes Separate account and mutual funds.

Markets and Distribution

Our target markets for annuities include individual retirees and pre-retirees seeking to accumulate or receive distributions of assets for retirement. Annuity products are primarily distributed by independent broker-dealers, independent insurance agents / independent marketing organizations, affiliated broker-dealers, and banks. The following chart presents our Annuities distribution, by channel.

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2016	Year Ended December 31, 2016
Independent Broker-Dealers	$1,511.3	50.7%
Independent Insurance Agents / Independent Marketing Organizations	$778.9	26.1%
Affiliated Broker-Dealers	$505.3	17.0%
Banks and Other Financial Institutions	$183.6	6.2%

Our investment-only products are distributed nationally, primarily through relationships with independent brokers, financial planners and agents. New sales are obtained from either a "rollover" from an existing retirement account, a 1035-exchange or funded through non-qualified after-tax dollars.

Since December 2013, we have been engaged in a strategic relationship with The Allstate Corporation under which Allstate offers a full suite of our fixed annuity product offerings to Allstate customers. These fixed annuity products are issued by VIAC and VRIAC. In addition, during 2015, we engaged in a strategic relationship with Farmers Financial Solutions, a part of the Farmers Insurance Group of Companies, under which we are the exclusive provider of indexed annuity products to Farmers customers.

Competition

Our Annuities segment faces competition from banks, mutual fund companies and traditional insurance carriers such as AIG, Allianz, Athene, Lincoln and Great American. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services.

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

Individual Life

Our Individual Life segment has a broad independent distribution footprint and manufactures competitive products, with a focus on indexed universal life. We offer indexed, fixed, and variable universal life insurance products targeted to the middle market through the mass affluent markets. We continually evaluate changes to the product portfolio to align with market conditions and announced our plans to suspend the sales of the Term Life and Indexed Universal Life-Guaranteed Death Benefit ("IUL-GDB") products. Applications for these products were accepted through the end of 2016. These changes reflect our continued effort to focus on less capital intensive products and drive greater value to our shareholders.

As of September 30, 2016, we were the seventh largest writer of indexed universal life products in the United States based on premiums sold or written. Our strong market positions have allowed us to properly scale our business to achieve greater profitability. As of December 31, 2016, Individual Life’s in-force book comprised over 0.9 million policies and gross premiums and deposits of approximately $1.8 billion.

The Individual Life segment generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Our Individual Life segment generated Operating earnings before income taxes of $58.6 million for the year ended December 31, 2016.

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

Products and Services

Our Individual Life segment currently offers products that include IUL, UL, and variable universal life ("VUL") insurance. These offerings are designed to address customer needs for death benefit protection, tax-advantaged wealth transfer and accumulation, premium financing, business planning, executive benefits and supplemental retirement income. We believe that our combination of product solutions is well-suited for the middle-market through the mass-affluent and makes us a full service provider to our independent distribution partners.

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

VUL. For customers seeking greater growth potential and more control over their investments, we offer an individual variable universal life insurance product designed to provide long-term cash accumulation potential with the ability to add optional riders that provide guarantees and more flexibility. We offer customers the ability to choose from individual variable investment options, which range from conservative to aggressive stock and bond investments managed by respected investment management firms in the industry or from diverse asset allocation solutions designed to match a customer’s risk tolerance.

The following chart presents data on our in-force face amount and total gross premiums and deposits received by product:

	In-Force Face	Total gross premiums
($ in millions)	Amount	and deposits
	As of	Year Ended
Individual Life Product	December 31, 2016	December 31, 2016
Term Life(1)	$244,450.8	$563.3
Universal Life	$79,558.5	$1,075.7
Variable Universal Life	$23,060.9	$159.3
(1) Term Life offerings were discontinued in late 2016.

Markets and Distribution

Our Individual Life segment distributes our product offerings primarily through a network of Aligned Distributors who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. Through this channel, we partner with approximately 100 Aligned Distributors with access to over 55,000 producers as of December 31, 2016. These producers utilize our brand and sell a wide range of our products, including life, annuity and mutual funds. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings. Our distribution organization boasts a comprehensive sales support, sales technology, marketing support and illustration system. We offer service solutions to meet the diverse and changing requirements of our customers and distribution partners.

The following table presents a breakdown of Individual Life sales by distribution channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2016	Year Ended December 31, 2016
Aligned Distribution Sales	$86.8	86.5%
Non-Aligned	$9.6	9.6%
Direct-Term Writers	$3.9	3.9%

Competition

The Individual Life segment competes with large, well-established life insurance companies in a mature market, where price and service are key drivers. Primary competitors include Lincoln, MetLife, National Life Group, North American Company, American General, John Hancock, Transamerica and Pacific Life. Individual Life primarily competes based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability. We have strong capabilities to monitor competition and we utilize advanced models to benchmark our product offerings against others in the industry.

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

Reinsurance

In general, our reinsurance strategy is designed to limit our mortality risk and effectively manage capital. We partner with highly rated, well regarded reinsurers and set up pools to share our excess mortality risk.

As of January 1, 2013, for term business, we retain the first $3 million of risk and the excess risk is shared among a pool of reinsurers. For most of our universal life product portfolio, we retain the first $5 million of risk and reinsure 100% of the excess over $5 million among a pool of reinsurers. For policies sold to foreign nationals, we retain 20% of risk and the remaining 80% of risk is shared among a pool of reinsurers. Our maximum overall retained risk on any one life is $5 million.

Prior to January 1, 2013, our retention limits for most of the universal life product portfolio and the maximum overall retained risk on any one life were higher than the current limits.

Currently, reinsurance for new business is on a monthly renewable term basis, which only transfers mortality risk and limits our counterparty risk exposure. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management".

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking fourth on a premium basis with approximately $874 million of in-force premiums. We also hold top 20 positions in the group life and voluntary benefits markets on a premium basis as of September 30, 2016. As of December 31, 2016, Employee Benefits total in-force premiums were $1.7 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated Operating earnings before income taxes of $126.3 million for the year ended December 31, 2016.

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

Group Life. Group life products span basic and supplemental term life insurance as well as accidental death and dismemberment for mid-sized to large employers. These products offer employees guaranteed issue coverage, convenient payroll deduction, affordable rates and conversion options.

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

The following chart presents the key employee benefits products we offer, along with data on annual premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2016
Stop Loss	$874.0
Group Life	$510.0
Voluntary Benefits	$213.3
Group Disability	$116.7

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

We primarily use three distribution channels to market and sell our employee benefits products. Our largest channel works through hundreds of brokers and consultant firms nationwide and markets our entire product portfolio. Our Voluntary sales team focuses on marketing elective benefits to complement an employer’s overall benefit package. In addition, we market stop-loss coverage to employer sponsors of self-funded employee health benefit plans. Voya Employee Benefits breadth of distribution gives us access to and the products to meet the needs of employers and their employees. When combined with distribution channels used by our Individual life segment, we are able to provide complete access to our products through worksite-based sales.

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2016	Year Ended December 31, 2016
Brokerage (Commissions Paid)	$272.7	70.0%
Benefits Consulting Firms (Fee Based Consulting)	$105.8	27.2%
Worksite Sales	$11.0	2.8%

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2017, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $2.25 million. For policies issued prior to January 1, 2017, the limit on any one specific claim is $2.0 million. In either circumstance, there is an aggregate stop loss unit that limits our exposure to $3.0 million over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

Closed Block Variable Annuity

We have separated our CBVA segment from our other operations, placing it in run-off, and have made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features. Accordingly, this segment has been classified as a closed block and is managed separately from our other segments.

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

Following the financial crisis, we made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features. The products were fully closed to new sales in early 2010 and the management of the block shifted to run-off. Since that time, we have strengthened our balance sheet, and refined our hedge program to dynamically protect regulatory and rating agency capital from market changes in equity, interest rate, volatility, credit spreads and foreign exchange rates. U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore our hedge programs may create material earnings volatility for U.S. GAAP financial statements.

Our risk management program is focused on balancing key factors including regulatory reserves, rating agency capital, risk-based capital ("RBC"), liquidity, earnings, and economic value. There is significant operational scale (approximately 323,000 variable policy holders and $33.0 billion in AUM in our CBVA segment, excluding contracts in payout status, as of December 31, 2016) which ensures ongoing hedging, financial reporting and information technology maintenance expense efficiencies.

Our risk management program seeks to mitigate market risk exposures on our regulatory and rating agency capital. Our primary measure of our rating agency capital is based on a Conditional Tail Expectation ("CTE"), which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a "CTE95" standard under the Standard and Poor's ("S&P") model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. In general, the requirements for the S&P model follow the Risk Based Capital C-3 Phase II guidelines, as stipulated by the National Association of Insurance Commissioners ("NAIC"). The calculated amount of assets required to meet the CTE95 standard under this model is substantially determined by the outcome of 1,000 stochastic capital market scenarios that we run for modeling purposes. Although the NAIC does not specify the scenarios, the 1,000 scenarios we select must comply with guidelines promulgated by the NAIC. Under the CTE95 measure, the calculated required assets must be at least equal to the average amount of assets needed to satisfy policyholder obligations in the worst 5% of these 1,000 scenarios.

The block continues to generate revenue from asset-based fees. On a U.S. GAAP basis, we continue to amortize capitalized acquisition costs over estimated gross revenues and we incur operating costs and benefit expenses in support of the segment.

Our focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we seek opportunities to accelerate the run-off of the block, where possible. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In addition, in the first quarter of 2017 we launched our first GMIB enhanced surrender value offer, which provides certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

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

25

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

•
Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL). Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The rollup ceases 10 years after purchase of the rider, or in the year when withdrawals occur. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

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

Variable annuity GMAB, GMWB, and GMWBL are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract and recorded in Future policy benefits on the Consolidated Balance Sheets. Changes in estimated fair value that are not related to attributed fees or premiums collected or payments made are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

The table below presents the policy count and account value by type of deferred variable annuity benefits:

($ in millions, unless otherwise specified)	As of December 31, 2016
	Policy Count	Account Value(1)
		$	%
Guaranteed Death Benefits:	322,709	$32,912
Standard	138,791	14,955	45%
Ratchet	73,104	6,078	19%
Rollup	21,953	1,779	5%
Combo	88,861	10,100	31%
Guaranteed Living Benefits:	322,709	$32,912
GMIB	106,851	10,120	31%
GMWBL	101,702	13,608	41%
GMAB/GMWB	6,519	566	2%
No Living Benefit	107,637	8,618	26%
(1) Account value excludes $4.8 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.

Capital Management Considerations

The focus of the management of the CBVA segment is on regulatory reserve and capital requirements. As of December 31, 2016, we held an estimated $5.0 billion of assets available to support the guarantees in the variable annuity block, including assets backing regulatory reserves of $4.5 billion.

Both market movements and changes in actuarial assumptions (including policyholder behavior and mortality) can result in significant changes to the regulatory reserve and rating agency capital requirements of this segment. The section below on "Variable Annuity Hedge Program and Reinsurance" describes the Variable Annuity Hedge program, which is designed to mitigate the effect of adverse market movements on our regulatory capital and rating agency capital positions. Additionally, the section on "CBVA Risks and Risk Management" discusses the risk of adverse developments in policyholder behavior and its potential impact on the regulatory reserves and rating agency capital position.

Variable Annuity Hedge Program and Reinsurance

Variable Annuity Hedge Program. We primarily mitigate CBVA market risk exposures through a hedging program referred to as our "Variable Annuity Hedge Program". Market risk arises primarily from the minimum guarantees within the CBVA products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The objective of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from immediate market movements. The hedge program is executed through the purchase and sale of various instruments (described below), and is designed to limit the reserve and rating agency capital increases and certain rebalancing costs resulting from an immediate change in equity markets, interest rates, volatility, credit spread and foreign exchange rates to an amount we believe prudent for a company of our size and scale. The hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. While the Variable Annuity Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The types of instruments employed in the execution of our Variable Annuity Hedge Program to mitigate market impacts on policyholder-directed investments are as follows:

•	Equity index futures, options and total return swaps are used to mitigate the risk of equity market changes.

•	Interest rate swaps and options are used to mitigate the risk of changes in interest rates.

•	Credit default swaps and total return swaps are used to mitigate the risk of credit spread changes.

•	Variance swaps and equity options are used to mitigate the risk of changes in volatility.

•	Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies.

Hedging instruments

The following table presents notional and fair value for hedging instruments:

($ in millions)	Notional Amount			Fair Value
	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Variable Annuity Hedge Program
Equity Futures(1)	$6,631.9	$6,460.9	$6,855.1	$21.9	$57.6	$104.7
Equity Total Return Swaps	2,256.5	2,581.8	2,126.3	(9.5)	(1.5)	8.1
Equity Options(2)(3)	6,194.2	4,978.1	9,149.8	75.4	88.1	41.7
Variance Swaps	2.0	—	6.1	(1.1)	—	(10.6)
Credit Based Instruments	2,532.7	1,550.5	—	(6.9)	(7.2)	—
Currency Forwards (2)	1,031.4	794.1	844.9	16.1	12.8	10.6
Interest Rate Swaps(2)(4)	12,481.0	14,022.0	8,962.0	368.4	394.9	334.8
Interest Rate Options (2)	12,220.0	—	—	28.0	—	—
Total				492.3	544.7	489.3
(1) Fair Value equals last day’s cash settlement.
(2) Offsetting contracts have not been netted, therefore total notional of all outstanding contracts is shown.
(3) Notional amounts include options used to manage volatility of $758.9 million, $1,954.5 million and $447.2 million as of December 31, 2016, 2015, and 2014, respectively.
(4) Notional shown is a combination of pay-fix and pay-float contracts.

Reinsurance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued on or after January 1, 2000, the Company instituted a hedge program in lieu of reinsurance. We utilized indemnity reinsurance agreements prior to January 1, 2000 to reduce our exposure to large losses from GMDBs in our CBVA segment. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as direct insurer of the risks. We evaluate the financial strength of potential reinsurers and continually monitor the financial strength and credit ratings of our reinsurers.

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

Market Risk Related to Equity Market Price and Interest Rates. Our variable products are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable annuity products and our earnings derived from those products. A decrease in the equity markets may cause a decrease in the account values, thereby increasing the possibility that we may be required to pay amounts to contract owners due to guaranteed death and living benefits. An increase in the value of the equity markets may increase account values for these contracts, thereby decreasing our risk associated with guaranteed death and living benefits.

We are also subject to interest rate risk in our CBVA segment, as a sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs.

In addition, in scenarios of equity market declines, sustained periods of low interest rates or credit spread widening, the amount of additional statutory reserves that an insurance subsidiary is required to hold for variable annuity guarantees may increase. This increase in reserves would decrease the statutory surplus available for use in calculating its RBC ratios. In addition, collateral posting requirements for the hedge program could also pressure liquidity.

Periods of significant and sustained downturns in equity markets, increased equity volatility, reduced interest rates or a prolonged period of low interest rates could result in an increase in the valuation of the future policy benefit or account balance liabilities associated with such products, resulting in a reduction to net income (loss). Although our guaranteed benefits are reinsured or covered under our Variable Annuity Hedge Program, we are exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values during periods of adverse economic market conditions. Our risk management program is constantly re-evaluated to respond to changing market conditions and achieve the optimal balance and trade-offs among several important factors, including regulatory reserves, rating agency capital, RBC, earnings and other factors. A certain portion of these strategies could focus our emphasis on the protection of regulatory and rating agency capital, RBC, liquidity, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile U.S. GAAP earnings in periods of changing market levels. While we believe that our risk management program is effective in balancing numerous critical metrics, we are subject to the risk that our strategies and other management procedures prove ineffective or that unexpected policyholder experience, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in adverse impact to net income (loss).

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

For additional information, see "Part I. Item 1A. Risk Factors-Risks Related to our CBVA Segment."

Employees

As of December 31, 2016, we had approximately 6,700 employees, with most working in one of our ten major sites in nine states.

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

Our four principal insurance subsidiaries (SLD, VRIAC, VIAC and RLI, and collectively, the "Principal Insurance Subsidiaries") are domiciled in Colorado, Connecticut, Iowa and Minnesota, respectively. Our other U.S. insurance subsidiaries are domiciled in Indiana and New York. Our insurance subsidiaries domiciled in Colorado, Connecticut, Indiana, Iowa, Minnesota and New York are collectively referred to as "our insurance subsidiaries" in this Annual Report on Form 10-K for purposes of discussions of U.S. insurance regulatory matters. In addition, we have special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri that provide reinsurance to our insurance subsidiaries in order to facilitate the financing of statutory reserve requirements associated with the NAIC Model Regulation entitled "Valuation of Life Insurance Policies" (commonly known as "Regulation XXX" or "XXX"), or NAIC Actuarial Guideline 38 (commonly known as "AG38" or "AXXX"), and to fund statutory Stable Value reserves in excess of the economic reserve level. Our special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri are collectively referred to as "captive reinsurance subsidiaries" in this Annual Report on Form 10-K. For more information on our use of captive reinsurance structures, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements". We also have captive reinsurance subsidiaries domiciled in Arizona that primarily provide reinsurance to our insurance subsidiaries. Our captive reinsurance subsidiaries domiciled in Arizona are referred to as "our Arizona captives" in this Annual Report on Form 10-K.

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

The insurance laws and regulations of the State of Missouri, which govern our captive reinsurance subsidiaries, require such entities to file financial statements with the Missouri Insurance Department, including statutory financial statements. The insurance laws and regulations of the State of Arizona, which govern our Arizona captives, require those entities to file financial statements with the Arizona Department of Insurance ("ADOI") and permit the filing of such financial statements on either a statutory basis or a U.S. GAAP basis. The ADOI has agreed to permit our Arizona captives to prepare their financial statements on a U.S. GAAP basis, modified for certain prescribed practices outlined in the Arizona insurance statutes. In addition, our Arizona captives obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the trust assets backing the liabilities are held by one of our wholly owned insurance companies. SLDI has recorded a receivable for these assets held in trust by its affiliate. Additionally, RRII obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of business from a Principal Insurance Subsidiary net of related federal income taxes, as a separate component of shareholder's equity.

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

Our captive reinsurance subsidiaries and our Arizona captives are subject to periodic financial examinations by their respective domiciliary state insurance regulators.

Captive Reinsurer Regulation

State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of affiliated captive reinsurers and offshore entities to reinsure insurance risks, and the NAIC has made recent advances in captives reform.

In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector Framework". In December 2014, the NAIC adopted Actuarial Guideline 48 ("AG48") which established a new regulatory requirement applicable to XXX and AG38 reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. AG48 limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new Term and Universal Life Insurance Reserve Financing Model Regulation (the "XXX/AXXX Regulation"). The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives.

During 2015, the NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's effort's to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the "QIS"). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a public comment period in the fourth quarter of 2016 and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the "QIS2") involving industry participants including us, will be conducted by OW. The QIS2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS timetable indicates the VAIWG expects to complete its work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, will be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Like many life insurance companies, we utilize captive reinsurers to satisfy certain reserve requirements related to certain of our policies. If state insurance regulators determine to restrict our use of captive reinsurers, it could require us to increase statutory reserves, incur higher operating or tax costs or reduce sales. See "Item 1A. Risk Factors—Risks Related to Regulation—Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

Insurance Holding Company Regulation

Voya Financial, Inc. and our insurance subsidiaries are subject to the insurance holding companies laws of the states in which such insurance subsidiaries are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance regulator in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance regulator. Our captive reinsurance subsidiaries and our Arizona captives are not subject to insurance holding company laws.

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

The licensing orders governing our captive reinsurance subsidiaries provide that any change of control requires the approval of such company’s domiciliary state insurance regulator. For our Arizona captives, a change of control requires the approval of the ADOI. Although our captive reinsurance subsidiaries and our Arizona captives are not subject to insurance holding company laws, their domiciliary state insurance regulators may use all or a part of the holding company law framework described above in determining whether to approve a proposed change of control.

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

In addition, the NAIC has proposed a "Solvency Modernization Initiative" which focuses on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the adoption by the NAIC in September 2012 of the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request. In accordance with statutory requirements, Voya Financial has prepared and submitted ORSA summary reports since 2015. This initiative also resulted in the adoption by the NAIC in August 2014 of the Corporate Governance Annual Filing Model Act, which requires insurers to make an annual confidential filing regarding their corporate governance policies. This new model has been enacted by several of our insurance subsidiaries' domiciliary regulators and Voya submitted its first filing in 2016.

Dividend Payment Restrictions. As a holding company with no significant business operations of our own, we will depend on dividends and other distributions from our subsidiaries as the principal source of cash to meet our obligations, including the payment of interest on, and repayment of principal of, our outstanding debt obligations. The states in which our insurance subsidiaries are domiciled impose certain restrictions on such subsidiaries’ ability to pay dividends to us. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in the states of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval (the "positive earned surplus requirement"). Finally, under applicable domiciliary insurance regulations, each of our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity.

Prior to our initial public offering, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each were subject to the positive earned surplus requirement and each had negative earned surplus accounts, and therefore did not have capacity to make ordinary dividend payments without regulatory approval. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective state regulators, which could be granted or withheld at the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, in connection with the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each were permitted to reset their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. These resets allowed our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and

Minnesota to more readily build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generated positive earned surplus.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2015 and 2016, and a discussion of ordinary dividend capacity for 2017, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries". Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2017. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval which can be granted or withheld in the discretion of the regulator.

If any of our Principal Insurance Subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding companies absent prior approval of our domiciliary insurance regulators, which can be granted or withheld in the discretion of the regulator. In addition, if our Principal Insurance Subsidiaries generate capital in excess of our target combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits in future years, then we may also seek extraordinary dividends or distributions. There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

Our captive reinsurance subsidiaries may not declare or pay dividends in any form to us other than in accordance with their respective insurance securitization transaction agreements and their respective governing license orders. Likewise, our Arizona captives may not declare or pay dividends in any form to us other than in accordance with their annual capital and dividend plans as approved by the ADOI which include minimum capital requirements. In addition, in no event may the dividends decrease the capital of the captive below the minimum capital requirement applicable to it, and, after giving effect to the dividends, the assets of the captive paying the dividend must be sufficient to satisfy its domiciliary insurance regulator that it can meet its obligations.

Approval by a captive's domiciliary insurance regulator of an ongoing plan for the payment of dividends or other distribution is conditioned upon the retention, at the time of each payment, of capital or surplus equal to or in excess of amounts specified by, or determined in accordance with formulas approved for the captive by its domiciliary insurance regulator.

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

Recent actions by the NAIC. In recent years the NAIC has undertaken a process to redefine the reserve methodology for certain of our insurance liabilities under a framework known as Principles-Based Reserving ("PBR"). Under PBR, an insurer’s reserves are still required to be conservative, since a primary focus of SAP is the protection of policyholders, however, greater credence is given to the insurer’s realized past experience and anticipated future experience as well as to current economic conditions. An important part of the PBR framework was the adoption of AG43 as of December 31, 2009 for variable annuity guaranteed benefits. Another significant development was the adoption of the new Valuation Manual ("VM"), which defines PBR for life insurance policies. The full NAIC membership adopted the new VM in December 2012. The model law that enables the new VM became effective January 1, 2017 after its adoption by the requisite number of jurisdictions that make up the NAIC. The PBR approach for life insurance policies has a three year phase in period. At our discretion, PBR may be applied to new life business beginning as early as January 1, 2017, and must be applied for all new life business issued on or after January 1, 2020. Our life insurance subsidiaries may select different implementation dates for different products. The PBR approach for life policies will not apply to policies in force prior to January 1, 2017. We are currently assessing the impact of, and appropriate implementation plan for, the PBR approach for life policies. Its provisions may require us to make changes to certain of our life insurance policies. For the life product types currently available for sale, PBR may add some volatility to our financial results but we anticipate that this will be minimal.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2016, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

Management does not anticipate regulatory action as a result of the 2016 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

Marketing and Sales

State insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation ("SAT"), which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have already taken action to adopt provisions based on the SAT.

Cybersecurity Regulatory Activity

On February 16, 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". The regulation is scheduled to go into effect on March 1, 2017 and has transition periods ranging from 180 days to two years. We are currently evaluating this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements.

The NAIC, other state and federal regulatory bodies and self-regulatory organizations like FINRA are also focused on cybersecurity standards for the financial services industry and have issued guidance regarding cybersecurity standards and protocols. During 2017, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

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

The Dodd-Frank Act also established FIO within the United States Department of the Treasury ("Treasury Department"). While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC, making recommendations to the FSOC regarding insurers to be designated for more stringent regulation as a non-bank financial entity supervised by the Federal Reserve and representing the U.S. in the negotiation of international insurance agreements with foreign insurance regulators. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state insurance regulatory developments, including those called for in its modernization report and present options for federal involvement if deemed necessary. There is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

While too early to meaningfully assess the prospects of specific federal measures. and their application to us, the interplay between the federal legislative agenda advanced by Congressional Republicans and that of the Trump administration may significantly affect the insurance business, including measures that would change the tax treatment of insurance products relative to other financial products, simplify tax-advantaged or tax-exempt savings and retirement vehicles, restructure the corporate income tax provisions, or modify or eliminate the estate tax.

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

In April 2016, the DOL issued a final rule that will broaden the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. A presidential directive was issued in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 2017 first applicability date, but it is unclear what effect this directive will have. If and when the rule were to take effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable" - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities.

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

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be significant uncertainty regarding the results of ongoing studies and the ultimate requirements of those regulations that have not yet been adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

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

•
The Dodd-Frank Act creates a new framework for regulating over-the-counter ("OTC") derivatives, which may increase the costs of hedging and other permitted derivatives trading activity undertaken by us. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing and trade execution of certain OTC derivatives, market participants like us are or will be (directly or indirectly) subject to regulatory requirements which may include reporting and recordkeeping, and capital and margin requirements. Specifically, in October 2015, federal banking regulators issued final rules establishing minimum margin requirements for non-centrally cleared derivatives with swaps entities that they prudentially regulate, which includes many of the swap dealers that transact derivatives with us. Similarly, in December 2015, the CFTC issued final rules establishing nearly identical margin requirements with swap dealers that are not otherwise subject to regulation by the federal banking regulators, which includes many non-bank swap dealers that transact derivatives with us. Both the CFTC and prudential regulator margin rules require the exchange of initial and variation margin for non-centrally cleared derivatives with certain types of counterparties, including financial end users like us. In addition to initial margin on centrally cleared swaps required under Dodd-Frank since 2013, the margin rules for OTC swaps will require posting of initial margin for most non-centrally cleared derivatives transacted by us commencing in 2020 as well as variation margin commencing in 2017. As a result of the transition to central clearing and the new regulatory regime governing OTC derivatives (especially margin requirements for non-centrally cleared derivatives), we will be required to hold more cash and highly liquid securities resulting in lower yields. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between the Dodd-Frank Act regime and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

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

Until final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

There is significant uncertainty surrounding the impact of the Health Care Act on insurers, as well as the current administration's efforts to repeal and/or replace the Health Care Act. This may create risks to products we offer, including Excess Risk Insurance sold to employers offering self-insured health plans.

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

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. In the short and medium term, the U.S. market faces difficulties that include persistent weakness in economic growth, volatility in asset prices and questions surrounding the monetary policy being pursued by the Federal Open Market Committee ("FOMC") of the Federal Reserve, which has gradually begun to tighten. In the longer term, concerns persist around the long-term sustainability of the nation’s debt profile, especially given expectations regarding future entitlement spending and persistent budget deficits, the effect on the financial system of the significant regulatory changes enacted in the aftermath of the 2008-09 financial crisis, and the consequences of potentially significant changes to Federal legislation, in particular with respect to tax and fiscal policy.

In particular, the results of the November 2016 U.S. presidential and congressional elections could give rise to significant changes in U.S. economic and foreign policy, including with respect to trade, immigration, and military engagements, any or all of which could have a material impact on global financial markets and economic conditions.

Internationally, slowing levels of growth in developing markets, in particular in China, could have significant adverse consequences for the level of global economic activity, and on commodity and other asset markets. To the extent this results in falling commodity and energy prices, significant dislocations in global credit and currency markets may occur, as the consequences of lower prices, revenues and asset prices are felt by borrowers and exporters, and in turn creditors and investors. In addition, the Chinese market faces concerns surrounding the stability of its credit, equity and real estate markets, and any crisis in these markets could have global consequences.

In Europe, concerns regarding the economic and fiscal viability of countries such as Greece continue to contribute to long-term structural headwinds in the Eurozone, and significant concerns persist regarding the sovereign debt of Greece and certain other Eurozone countries. In recent times, political events have increasingly threatened the cohesiveness of the European Union, and are likely to result in the cessation or rollback of the political and economic integration of Europe that has occurred over the past several decades. In particular, the results of the "Brexit" referendum held by the United Kingdom in 2016 and the U.K. government’s declared intention to withdraw from the EU could have substantial adverse consequences for the U.K. and European economies. The financial and political turmoil in Europe continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If countries, such as Greece, require additional financial support or if their sovereign credit ratings decline further, yields on such sovereign debt may increase, the cost of borrowing may increase and the availability of credit may become more limited. Additionally, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains elevated. In the event of any default or similar event with respect to a sovereign issuer, some financial institutions may suffer significant losses for which they would require additional capital, which may not be available.

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

To the extent that any of the foregoing risks were to emerge in a manner that adversely affected general economic conditions, financial markets, or the markets for our products and services, our financial condition, liquidity, and results of operations could be materially adversely affected.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital. Such market conditions may in the future limit our ability to raise additional capital to support business growth, or to counter-balance the consequences of losses or increased regulatory reserves and rating agency capital requirements. This could force us to (1) delay raising capital, (2) reduce, cancel or postpone interest payments on our debt or reduce or eliminate dividends paid on our capital stock, (3) issue capital of different types or under different terms than we would otherwise or (4) incur a higher cost of capital than would prevail in a more stable market environment. This would have the potential to decrease both our profitability and our financial flexibility. Our results of operations, financial condition, liquidity, statutory capital and rating agency capital position could be materially and adversely affected by disruptions in the financial markets.

The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the low interest rate environment or a period of rapidly increasing interest rates.

The Federal Reserve has cautiously begun the process of normalizing short-term interest rates. However, interest rates across the curve remain well below historic averages despite an increase in rates late in 2016. Extraordinary monetary accommodation continues in developed markets globally. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in parallel with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also cause us to change our long-term view of the interest rates that we can earn on our investments. Such a change in our view would cause us to change the long-term interest rate that we assume in our calculation of insurance assets and liabilities under U.S. GAAP. We most recently made such a downward revision in the third quarter of 2016. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves.

We believe a continuation of the low interest rate environment would negatively affect our financial performance. In particular, we estimate that, if the ten-year Treasury yield were to have instantaneously declined at the beginning of 2017 to 1.8% and were to remain at such levels through the end of 2020, and assuming other benchmark Treasury yields were also to decrease proportionally at the same time and were to remain at those levels through the end of 2020 (we refer to this scenario as the “Rate Drop Scenario”), aggregate pre-tax operating earnings across our Retirement, Investment Management, Annuities, Individual Life and Employee Benefits segments would be approximately 3% to 7% lower, as compared to our current expectations, in each of 2017, 2018, and 2019. In addition, we expect that a continuation of the current low interest rate environment would reduce our total company estimated combined RBC ratio in an amount that could be material. More specifically, we estimate that the cumulative effect of the Rate Drop Scenario over the four-year period from 2017 to 2020 would be a decline in our combined RBC ratio by approximately 30 RBC percentage points by the end of that period, as compared to our current expectations.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2015 through the date of this Annual Report on Form 10-K, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.”

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See “—Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses” for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, our hedging strategies primarily focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

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

We derive operating revenues from providing investment management and related services. Our revenues depend largely on the value and mix of AUM. Our investment management related revenues are derived primarily from fees based on a percentage of the value of AUM. Any decrease in the value or amount of our AUM because of market volatility or other factors negatively impacts our revenues and income. Global economic conditions, changes in the equity markets, currency exchange rates, interest rates, inflation rates, the shape of the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our AUM. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash, or use securities held in the applicable fund, to settle these redemptions. We may, in our discretion, also provide financial support to a fund to enable it to maintain sufficient liquidity in such an event. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity products than from fixed-income products we manage. Any decrease in the level of our AUM resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

From time to time we invest our capital to seed a particular investment strategy or investment portfolio. We may also co-invest in funds or take an equity ownership interest in certain structured finance/investment vehicles that we manage for our customers. In some cases, these interests may be leveraged with third-party debt financing. Any decrease in the value of such investments could negatively affect our revenues and income or subject us to losses.

Our investment performance is critical to the success of our investment management and related services business, as well as to the profitability of our insurance, annuity and retirement products. Poor investment performance as compared to third-party benchmarks or competitor products could lead to a decrease in sales of investment products we manage and lead to redemptions of existing assets, generally lowering the overall level of AUM and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income.

Some of our investments are relatively illiquid and in some cases are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 29.9% of the carrying value of our total cash and invested assets as of December 31, 2016. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation (“CMO”) tranches in combination with financial derivatives as part of a proprietary strategy we refer to as “CMO-B,” as described under “Investments—CMO-B Portfolio.” As of December 31, 2016, our CMO-B portfolio had $4.0 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2016, December 31, 2015 and December 31, 2014, approximately 48.0%, 49.3%, and 44.4%, respectively, of the Company’s total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only (“IO”) and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. As of December 31, 2016, there were no commercial loans that were 30 days or less past due, and no commercial mortgage loans in process of foreclosure. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Operating revenues for this segment were $626.7 million for the year ended December 31, 2016, $622.2 million for the year ended December 31, 2015, and $655.4 million for the year ended December 31, 2014 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Operating earnings before income taxes for this segment were $170.8 million for the year ended December 31, 2016, $181.9 million for the year ended December 31, 2015, and $210.3 million for the year ended December 31, 2014. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and a performance-based incentive fee, or “carried interest”. Our receipt of performance-based fees is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive performance fees. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue performance fees, which are generally reported as Net investment income and net realized gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported performance fees, which would result in a reduction to Net investment income and net realized gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported performance fees, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur. We experienced such losses in the first and second quarters of 2016, for example. As of December 31, 2016, approximately $30.9 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees and index-crediting features (collectively, “guaranteed benefit derivatives”) include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts, correlations between interest rates and equity funds and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. Changes in the estimated fair value of embedded derivatives guarantees due to nonperformance risk have had a material effect on our results of operations in past periods. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and likely would be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2016, 4.4%, 92.9% and 2.7% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

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

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $41.6 million, $117.0 million, and $31.6 million in net realized capital losses for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We set prices for many of our insurance, employee benefits and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, technologies and treatments for disease or disability, the economic environment, or other factors. The long-term profitability of such products depends upon how our actual mortality rates, and to a lesser extent actual morbidity rates, compare to our pricing assumptions. In addition, prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers might not offer coverage at all. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our product offering.

Pricing of our insurance, employee benefits and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of deferred annuity living benefits and other optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The development of a secondary market for life insurance, including stranger-owned life insurance, life settlements or “viaticals” and investor-owned life insurance, and the potential development of third-party investor strategies in the annuities business, could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

We offer stable value products primarily as a fixed rate, liquid asset allocation option for employees of our plan sponsor customers within the defined contribution funding plans offered by our Retirement business. Although a majority of these products do not provide for a guaranteed minimum credited rate, a portion of this book of business provides a guaranteed annual credited rate (currently up to three percent) on the invested assets in addition to enabling participants the right to withdraw and transfer funds at book value.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2016 and December 31, 2015. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk" in Part II of this Annual Report on Form 10-K.

The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. While in recent years, we have faced a number of rate increase actions on in-force business, our management of those actions has not had a material effect on our results of operations or financial condition. However, there can be no assurance that the outcome of future rate increase actions would similarly result in no material effect. In addition, if reinsurers raise the rates that they charge on new business, we may be forced to raise our premiums, which could have a negative impact on our competitive position.

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

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2017 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. For more details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements.”

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of Des Moines (each an “FHLB”). As of December 31, 2016 and 2015, we had $0.3 billion and $1.3 billion of non-putable funding agreements in force, respectively, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities. Should the FHLBs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB’s requirements or if legislative or other political actions cause changes to the FHLBs’ mandate or to the eligibility of life insurance companies to be members of the FHLB system.

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

Central banks in Europe and Japan have in recent years begun to pursue negative interest rate policies, and the FOMC has not ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States, at some point in the future, if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of “cyberattacks”, “hacking” or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information and funds from online financial accounts, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information, and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

On February 16, 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that would require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry”.  The regulation is scheduled to go into effect on March 1, 2017 and has transition periods ranging from 180 days to two years.  We are currently evaluating this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are modified. Reductions in the carrying value of our deferred income tax asset or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. Future facts, circumstances, tax law changes, including a reduction in federal corporate tax rates or the elimination of the dividends received deduction, and FASB developments may result in a reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance. An increase in the valuation allowance or a reduction in the carrying value of our deferred income tax asset could have a material adverse effect on the Company’s results of operations and financial condition.

As of December 31, 2016, we have a net deferred tax asset balance of $2.1 billion. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, “Income Taxes.”

Our ability to use certain beneficial U.S. tax attributes is subject to limitations.

Section 382 (“Section 382”) and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a “loss trafficking” transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period (“Section 382 event”). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. Although we experienced a Section 382 event during the quarter ended March 31, 2014, the deferred tax asset, the valuation allowance, and the admitted deferred tax asset did not change as a result of this event. As of December 31, 2016 the Company has net operating losses and capital losses of approximately $2.8 billion and tax credits of approximately $194 million subject to the annual Section 382 limitations. As part of our participation in the IRS’s Compliance Assurance Process (“CAP”), in December 2014, we entered into an Issue Resolution Agreement (“IA”) with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. Under the IA, this annual limitation is estimated to be (i) for the 2014 to 2018 tax years, approximately $520 million per year, plus certain capital gains and (ii) for the 2019 and subsequent tax years, $450 million per year. To the extent the annual limitation is not met within any one year the excess will be available in subsequent years. The annual limitation under the IA will apply to an amount estimated to be not greater than approximately $2.9 billion of the Company’s federal tax attributes related to net operating losses and capital losses and approximately $270 million related to tax credits. We do not expect the annual limitation to impact our ability to utilize the losses or credits. As with issue resolution agreements entered into under the CAP, the matters addressed by the IA may be re-visited by the IRS in connection with a tax audit or other an examination or inquiry of the Company’s tax position.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business, and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see “—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business,” and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Although our retail variable annuity products with substantial guarantee features are now managed within our CBVA segment, we continue to offer variable annuity products and other products with similar features in our other segments.

In 2009, we decided to cease sales of retail variable annuities with substantial guarantee features and now manage that business within our CBVA segment. However, we continue to offer variable annuity products in our well as products that have some of the features of variable annuities such as guaranteed benefits. For example, certain of the deferred annuities sold by our Retirement segment are on group and individual variable annuity policy forms, since these product types allow customers to allocate their retirement savings to a variety of different investment options. These products may contain guaranteed death benefit features, but they do not offer guaranteed living benefit features of the type found within the CBVA segment.

Our Annuities segment also offers guaranteed withdrawal benefit provisions on certain indexed annuity products.

To the extent that the foregoing risk-control measures do not sufficiently mitigate the associated risks, and to the extent that we continue to offer variable annuity products and products with similar features in our other segments, the risks described below under “Risks Related to Our CBVA Segment” could impact our other segments.

Risks Related to Our CBVA Segment

Although we no longer actively market retail variable annuities with substantial guarantee features, our business, results of operations, financial condition and liquidity will continue to be affected by our CBVA segment for the foreseeable future.

Our CBVA segment consists of retail variable annuity insurance policies sold primarily from 2001 to early 2010, when the block entered run-off. This segment represented 13.1% of our total AUM as of December 31, 2016, and income (loss) before income taxes was $(955.0) million, $(173.3) million and $(239.2) million for the years ended December 31, 2016, 2015, and 2014, respectively. Revenues for the segment were $1,296.2 million, $1,584.5 million and $1,262.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. See “Item 1. Business—Closed Blocks—CBVA.” These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer’s direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include GMDB. In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts. In some cases, these additional deposits may increase the guarantee available to policyholder.

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

Our CBVA segment is subject to a number of market risks, primarily associated with U.S. and other global equity market values and interest rates. For example, declining equity market values, increasing equity market volatility, declining interest rates or a prolonged period of low interest rates can result in an increase in the valuation of future policy benefits, reducing our net income or resulting in net losses. Declining market values for bonds and equities also reduce the account balances of our variable annuity contracts, and since we collect fees and risk charges based on these account balances, our net income may be further reduced.

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

We hedge some, but not all, of the market risk to which our CBVA segment is exposed. To the extent that market conditions develop for which we do not have adequate hedge protection, our results of operations and financial condition could be materially and adversely affected.

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

In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several income enhancement offers to holders of particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.

Similarly, most of our GMWBL contracts were issued during the period from 2006 to 2009, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal with the GMWBL benefits reaching their maximum rollup over the period from 2016 to 2019. Our experience for GMWBL contracts has recently become more credible, however it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customer decisions on withdrawal will be influenced by their financial plans and needs as well as by market conditions over time and by the availability and features of competing products.

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

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality), and update these assumptions when deemed necessary based on additional information that becomes available. As policyholder experience continues to materialize, we may adjust our assumptions. We increased reserves in the fourth quarter of 2011 after a comprehensive review of our assumptions relating to lapses, mortality, annuitization of income benefits and utilization of withdrawal benefits. The review in 2011 included an analysis of a larger body of actual experience than was previously available, including a longer period with low equity markets and interest rates, which we believe provided greater insight into anticipated policyholder behavior for contracts that are in the money. This resulted in an increase of U.S. GAAP reserves of $741 million and gross U.S. statutory reserves of $2,776 million in the fourth quarter of 2011. Over the past three years, our CBVA assumption changes related to policyholder behavior have resulted in impacts to income (excluding income taxes) ranging from a $43.0 million charge to a $170.2 million gain. We will continue to monitor the emergence of experience. If adjustments to policyholder behavior assumptions (e.g., lapse, annuitization and withdrawal) are necessary, which is ordinary course for interest-sensitive long-dated liabilities, we anticipate that the financial impact of such a change (either under U.S. GAAP or due to increases or decreases in gross U.S. statutory reserves) will likely be in a range, either up or down, that is generally consistent with the impact experienced in the past three years.

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from market movements and less on the U.S. GAAP earnings impact of this block, which could result in materially lower or more volatile U.S. GAAP earnings or significant U.S. GAAP losses.

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from market movements rather than on the U.S. GAAP earnings impact of this block. U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore, our Variable Annuity Hedge Program tends to create earnings volatility in our U.S. GAAP financial statements, or produce lower U.S. GAAP income, or U.S. GAAP losses, compared to what our unhedged results would have been. In general, in any given period rising equity market values can produce losses in our Variable Annuity Hedge Program that substantially exceed the benefit we derive from the associated decrease in valuation of the future policy benefits associated with CBVA products on a U.S. GAAP basis, and the impact of declining markets can produce gains in our Variable Annuity Hedge Program that substantially exceed the loss we derive from the associated increase in valuation of the future policy benefits on a U.S. GAAP basis. Changes in other market indicators, including interest rates and volatility, can also create significant U.S. GAAP losses. We recorded net gains (losses) related to incurred guaranteed benefits and Variable Annuity Hedge Program, excluding the effect of nonperformance risk, of $(1,501.7) million, $(1,114.8) million, and $(1,575.3) million for the years ended December 31, 2016, 2015, and 2014, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Company Consolidated.”

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

The Health Care Act significantly impacts how employers provide health care to employees and how individuals obtain health care insurance. There is uncertainty surrounding the impact of the Health Care Act on insurers as well as the current administration’s efforts to repeal and/or replace the Health Care Act. This may create risks to products we offer, including Excess Risk Insurance sold to employers offering self-insured health plans.

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

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. We also use our Arizona captives primarily to reinsure life insurance and annuity business from our insurance subsidiaries. Uncertainties associated with continued use of our captive reinsurance subsidiaries and our Arizona captives are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework set out in the Rector Report for captives assuming XXX and AXXX business. In December 2014, the NAIC adopted AG48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. AG48 limits the type of assets that may be used as collateral to cover the XXX and AXXX statutory reserves and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new XXX/AXXX Regulation. The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX Regulation and in December 2016, the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. . In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the “Standard”), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives. During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted the VA Framework for Change which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the “QIS”). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the “QIS2”) involving industry participants including us, will be conducted by OW. The QIS2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS2 timetable indicates the VAIWG expects to complete its work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.

We cannot predict what revisions, if any, will be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX or AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for change proposal as a result of QIS2 and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies. Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations. For more detail see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries.”

Insurance regulators have implemented, or begun to implement significant changes in the way in which insurers must determine statutory reserves and capital, particularly for products with contractual guarantees such as variable annuities and universal life policies, and are considering further potentially significant changes in these requirements. The NAIC's PBR approach for life insurance policies became effective January 1, 2017, and has a three year phase in period. We are currently assessing the impact of, and appropriate implementation plan for, the PBR approach for life policies. The timing and extent of further changes to statutory reserves and reporting requirements are uncertain.

In addition, state insurance regulators have become more active in adopting and enforcing suitability standards with respect to sales of fixed, indexed and variable annuities. In particular, the NAIC has adopted a revised SAT, which will, if enacted by the states, place new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states have taken action to adopt provisions already based on the SAT.

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

On July 21, 2010, the Dodd-Frank Act was signed into law. It effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act’s potential effects could include:

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

•
Title VII of the Dodd-Frank Act creates a new framework for regulation of the OTC derivatives markets. As a result of the adoption of final rules by federal banking regulators and the CFTC in 2015 establishing margin requirements for non-centrally cleared derivatives, the amount of collateral we may be required to pledge in support of such transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin on non-centrally cleared derivatives commencing in 2020. Notwithstanding the broad categories of non-cash collateral permitted under the rules, higher capital charges on non-cash collateral applicable to our bank counterparties may significantly increase pricing of derivatives and restrict or eliminate certain types of eligible collateral that we have available to pledge, which could significantly increase our hedging costs, adversely affect the liquidity and yield of our investments, affect the profitability of our products or their attractiveness to our customers, or cause us to alter our hedging strategy or change the composition of the risks we do not hedge.

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

•
The Dodd-Frank Act establishes the FIO within the Treasury Department. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including participating in the FSOC’s decisions regarding insurers to be designated for stricter regulation by the Federal Reserve. The Dodd-Frank Act also required the director of FIO to conduct a study on how to modernize and improve the system of insurance regulation in the United States and that report was issued in December 2013. FIO has an ongoing charge to monitor all aspects of the insurance industry and state regulatory developments, including those called for in its report and present options for federal involvement if deemed necessary.

The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See “—Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability” below.

Although the full impact of the Dodd-Frank Act cannot be determined until the various studies mandated by the law are conducted and implementing regulations are adopted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. A presidential directive was issued in February 2017 requiring the DOL to take certain actions with respect to the rule, which may result in its revision or a delay in its implementation beyond its April 2017 first applicability date, but it is unclear what effect this directive will have. If and when the rule were to take effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

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

In addition, the proposed rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide. See Part I, Item 1. Business-Regulation-Employee Retirement Income Security Act Considerations.

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

We have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38, including the use of LOCs and the implementation of other transactions that provide acceptable collateral to support the reinsurance of the liabilities to wholly owned reinsurance captives or to third-party reinsurers. These arrangements are subject to review and approval by state insurance regulators and review by rating agencies. State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of wholly owned reinsurance captives to reinsure these liabilities and the NAIC has made recent advances in captives reform. During 2014 , 2015, and 2016, the NAIC adopted captives proposals applicable to captives that assume Regulation XXX and AG38 reserves. See “Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries.” Rating agencies may include a portion of these LOCs or other collateral in their leverage calculations, which could increase their assessment of our leverage ratios and potentially impact our ratings. We cannot provide assurance that our ability to use captive reinsurance companies to achieve the desired benefit from financing statutory reserves will not be limited or that there will not be regulatory or rating agency challenges to the reinsurance and capital management actions we have taken to date or that acceptable collateral obtained through such transactions will continue to be available or available on a cost-effective basis.

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

Certain of the reserve financing facilities we have put in place will mature prior to the run off of the liabilities they support. As a result, we cannot provide assurance that we will be able to continue to maintain collateral support related to our captive reinsurance subsidiaries or our Arizona captives. If we are unable to continue to maintain collateral support related to our captive reinsurance subsidiaries or our Arizona captives, we may be required to increase statutory reserves or incur higher operating and/or tax costs than we currently anticipate.

Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment product less attractive to customers.

While too early to meaningfully assess the prospects of specific provisions and their application to us, the interplay between the legislative agenda advanced by Congressional Republicans and that of the new presidential administration will likely impact our taxes and possibly make some of our insurance, annuity and investment products less attractive to customers. Additionally, the House has signaled interest in pursuing international tax reform, including a "cash flow regime" of border adjustments aimed at incentivizing U.S. jobs and helping to pay for (along with broadening the taxable income base) reducing overall corporate tax rates. Also viewed as possible revenue raisers are certain proposals uniquely affecting the industry such as those dealing with our dividend received deduction, benefit reserve deduction, and acquisition cost deduction. Moreover, states that stand to lose tax revenue as a consequence of such federal reform will be under pressure to enact additional measures of their own which could result in raising revenue from us and possibly make our products less attractive to our customers.

Proposals uniquely affecting the industry include modifying the dividends received deduction for life insurance company separate accounts which could significantly reduce or eliminate the deduction that we are able to claim for dividends received in separate accounts. As such, the dividend received deduction is a significant component of the difference between our actual tax expense and the expected tax expense currently determined using the federal statutory income tax rate of 35%.

Also, interpretation and enforcement of existing tax law could change and could be applied to us as part of an IRS examination and increase our tax costs. In the course of such examinations, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) “other than temporary impairment” losses. These agreements may be superseded by future enacted laws, regulations or public guidance that increase our taxes and our effective tax rates.

Further, changes in tax rates as a consequence of tax reform could affect the amount of our deferred tax assets and deferred tax liabilities. A reduction in the top federal tax rate would result in lower deferred tax assets. Moreover, a reduction in the statutory deferred tax asset may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to customers.

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

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. Under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the “positive earned surplus requirement”). Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. More stringent restrictions on dividend payments may be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Voya Financial, Inc. or Voya Holdings by our insurance subsidiaries without prior approval by regulatory authorities. We may also choose to change the domicile of one or more of our insurance subsidiaries or captive insurance subsidiaries, in which case we would be subject to the restrictions imposed under the laws of that new domicile, which could be more restrictive than those to which we are currently subject. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

Prior to our initial public offering, our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota each had negative earned surplus accounts, and therefore had no ordinary dividend capacity. In order to obtain dividends or distributions from these insurance companies, we historically obtained approval from the insurance companies’ respective domiciliary state regulators, which could be granted or withheld in the regulators’ discretion, for extraordinary dividends or distributions. On May 8, 2013, in connection with the completion of our IPO and payment of $1,434.0 million of extraordinary distributions, these insurance companies each were permitted to reset their respective negative unassigned funds account as of December 31, 2012 (as reported in their respective 2012 statutory annual statements) to zero (with an offsetting reduction in gross paid-in capital and contributed surplus). These resets were made pursuant to permitted practices in accordance with statutory accounting practices granted by their respective domiciliary insurance regulators. A detailed description of the permitted practices is included in “Item 1. Business—Regulation—Insurance Regulation—Insurance Holding Company Regulation.” These resets allowed our Principal Insurance Subsidiaries domiciled in Colorado, Iowa and Minnesota to build up ordinary dividend capacity to the extent their operating results subsequent to December 31, 2012 generated positive earned surplus.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2015 and 2016, and a discussion of ordinary dividend capacity for 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Restrictions on Dividends and Returns of Capital from Subsidiaries”. Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2017. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment to Voya Holdings Inc. without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

If any of our Principal Insurance Subsidiaries subject to the positive earned surplus requirement do not succeed in building up sufficient positive earned surplus to have ordinary dividend capacity in future years, such subsidiary would be unable to pay dividends or distributions to our holding companies absent prior approval of its domiciliary insurance regulator, which can be granted or withheld in the discretion of the regulator. In addition, if our Principal Insurance Subsidiaries generate capital in excess of our target combined estimated RBC ratio of 425% and our individual insurance company ordinary dividend limits in future years, then we may also seek extraordinary dividends or distributions. There can be no assurance that our Principal Insurance Subsidiaries will receive approval for extraordinary distribution payments in the future.

The payment of dividends by our captive reinsurance subsidiaries is regulated by their respective governing licensing orders and restrictions in their respective insurance securitization agreements. Generally, our captive reinsurance subsidiaries may not declare or pay dividends in any form to their parent companies other than in accordance with their respective insurance securitization transaction agreements and their respective governing licensing orders, and in no event may the dividends decrease the capital of the captive below the minimum capital requirement applicable to it, and, after giving effect to the dividends, the assets of the captive paying the dividend must be sufficient to satisfy its domiciliary insurance regulator that it can meet its obligations. Likewise, our Arizona captives may not declare or pay dividends in any form to us other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2016, we owned or leased 69 locations totaling approximately 2.0 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.2 million square feet was leased properties throughout the United States.

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

The following table summarizes high and low sales prices for the common stock on the NYSE for the periods indicated and the dividends declared per share during such periods:

2016	High	Low	Dividends declared
1st Quarter	$37.02	$25.75	$0.01
2nd Quarter	33.74	23.05	0.01
3rd Quarter	29.62	22.75	0.01
4th Quarter	$41.17	$28.63	$0.01

2015	High	Low	Dividends declared
1st Quarter	$44.97	$38.28	$0.01
2nd Quarter	48.30	41.92	0.01
3rd Quarter	48.08	36.96	0.01
4th Quarter	$42.45	$35.77	$0.01

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

At February 17, 2017, there were three stockholders of record of common stock, which are different from the number of beneficial owners of the Company’s common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2016 - October 31, 2016	—	$—	—	$233.3
November 1, 2016 - November 30, 2016	—	—	—	233.3
December 1, 2016 - December 31, 2016	—	—	—	633.3	(1)
Total	—	$—	—	$—
(1) Amount includes $200.0 million share repurchase arrangement entered into on November 3, 2016 with a third-party institution. The transaction settled on February 6, 2017 at a per-share repurchase price of $38.34, which price was determined based on a formula incorporating the volume-weighted average price of the Company’s common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended December 31, 2016, there were 5,641 Treasury share increases in connection with such withholding activities.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company’s Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2016, 2015 and 2014 and the Balance Sheet data as of December 31, 2016 and 2015 have been derived from the Company’s Consolidated Financial Statements included elsewhere herein. The Statement of Operations data for the years ended December 31, 2013 and 2012 and the Balance Sheet data as of December 31, 2014, 2013 and 2012 have been derived from the Company's audited Consolidated Financial Statements not included herein. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$4,620.8	$4,538.2	$4,515.3	$4,594.5	$4,599.2
Fee income	3,359.8	3,481.1	3,632.5	3,666.3	3,515.4
Premiums	3,514.6	3,024.5	2,626.4	1,956.3	1,861.1
Total net realized capital gains (losses)	(1,263.1)	(733.3)	(878.4)	(2,536.8)	(1,263.8)
Total revenues	10,782.2	11,241.6	10,987.4	8,662.0	9,533.6
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7,513.5	6,510.0	5,937.9	4,497.8	4,861.6
Operating expenses	2,937.3	3,003.4	3,462.2	2,592.2	3,056.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	551.0	663.4	379.3	442.8	722.3
Interest expense	288.0	196.5	189.7	184.8	153.7
Total benefits and expenses	11,395.6	10,657.1	10,186.2	7,905.9	8,910.6
Income (loss) before income taxes	(613.4)	584.5	801.2	756.1	623.0
Net income (loss)	(398.7)	538.6	2,532.7	788.6	628.2
Less: Net income (loss) attributable to noncontrolling interest	29.3	130.3	237.7	190.1	138.2
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(428.0)	408.3	2,295.0	598.5	490.0
Earnings Per Share(1)
Basic	$(2.13)	$1.81	$9.07	$2.39	$2.13
Diluted	$(2.13)	$1.80	$9.00	$2.38	$2.13
Cash dividends declared per common share	$0.04	$0.04	$0.04	$0.02	$—

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	($ in millions)
Total investments	$92,638.4	$88,491.9	$90,833.8	$87,050.8	$95,487.6
Assets held in separate accounts	97,118.7	96,514.8	106,007.8	106,827.1	97,667.4
Total assets	214,235.1	218,223.5	226,901.5	220,989.6	216,382.2
Future policy benefits and contract owner account balances	92,053.4	88,172.1	84,951.7	83,963.7	86,010.7
Short-term debt	—	—	—	—	1,064.6
Long-term debt	3,549.5	3,459.8	3,486.5	3,481.1	3,159.1
Liabilities related to separate accounts	97,118.7	96,514.8	106,007.8	106,827.1	97,667.4
Total Voya Financial, Inc. shareholders' equity, excluding AOCI(2)	10,972.2	12,010.9	13,042.5	11,466.1	10,209.2
Total Voya Financial, Inc. shareholders' equity	12,993.9	13,435.8	16,146.2	13,315.2	13,919.9
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges(3)(4)	NM	1.20	1.28	1.27	1.21
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
(3) Earnings were insufficient to cover fixed charges at a 1:1 ratio by $642.7 million for the year ended December 31, 2016. This ratio is presented as "NM" or not meaningful.
(4) Interest and debt issuance costs include interest costs related to variable interest entities of $101.9 million, $272.2 million, $209.5 million, $180.6 million and $106.4 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges of 1.21, 1.25, 1.24 and 1.20 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges excluding interest credited to policyholder account balances of 3.33, 3.78, 3.76 and 3.92 for the years ended December 31, 2015, 2014, 2013 and 2012, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2016, 2015 and 2014 and financial condition as of December 31, 2016 and 2015. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Overview

We provide our principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. In addition, we have a Closed Block Variable Annuity ("CBVA") segment. Activities not directly related to our segments such as our corporate operations, corporate level assets and financial obligations are included in Corporate. Effective the fourth quarter of 2016, certain activities related to a run-off block of guaranteed investment contracts ("GICs") and funding agreements as well as residual activity on closed or divested business, including our group reinsurance and individual reinsurance businesses, are also included in Corporate.

•
Our Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services in corporate, education, healthcare, other non-profit and government markets. Stable value products are also offered to institutional clients where we may or may not be providing defined contribution products and services. Our Retirement segment also provides individual retirement accounts ("IRAs") and other retail financial products as well as comprehensive financial advisory services to individual customers. Our retirement products and services are distributed through multiple intermediary channels, including third-party administrators ("TPAs"), independent and national wirehouse affiliated brokers and registered investment advisors, in addition to independent sales agents and consulting firms. We also have a direct sales team for large defined contribution plans and stable value business, as well as a team of affiliated brokers who offer our products in person, via telephone and online.

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

•
Our Annuities segment provides fixed and indexed annuities, tax-qualified mutual fund custodial products and other investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent broker-dealers, independent insurance agents/ independent marketing organizations, affiliated broker-dealers, and banks.

•
Our Individual Life segment provides wealth protection and transfer opportunities through universal and variable life products. Our customers range across a variety of age groups and income levels. We primarily distribute our product offerings through a network of independent general agents and managing directors ("Aligned Distributors"), who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings.

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

79

•
Our CBVA segment includes run-off and legacy business lines that are no longer being actively marketed or sold such as variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA segment from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). Accordingly, this segment has been classified as closed block and is managed separately from our other segments. Furthermore, we seek opportunities to accelerate the run-off of the block, where possible. For example, in recent years we have made several income enhancement offers to holders of a particular series of GMIB contracts, under which policy holders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. In addition, the SEC recently approved the filing of our GMIB enhanced surrender value offer. The offer will occur in the first quarter of 2017 and provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

We include in Corporate the activities not directly related to our segments such as corporate operations, corporate level assets and financial obligations and, effective the fourth quarter of 2016, certain activities in run-off related to a block of GICs and funding agreements, described below, as well as residual activity on closed or divested businesses, including our group reinsurance and individual reinsurance businesses, which will not have a meaningful ongoing impact on Operating earnings before income taxes. In addition, Corporate activities includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, and other items not allocated to segments, including items such as expenses of our Strategic Investment Program described below, certain expenses and liabilities of employee benefit plans and intercompany eliminations.

During the fourth quarter of 2016, we accelerated the run-off of a block of GICs and funding agreements through early termination of certain FHLB funding agreements. The remaining GIC and funding agreements supporting this block will mature or be terminated by the end of 2017 and any new funding agreements will support corporate liquidity.

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

Market Conditions

While extraordinary monetary accommodation has suppressed volatility in rate, credit and domestic equity markets for an extended period, global capital markets may now be past peak accommodation as the U.S. Federal Reserve continues its gradual pace of policy normalization. As global monetary policy becomes less accommodative, an increase in market volatility could affect our business, including through effects on the yields we earn on invested assets, changes in required reserves and capital, and fluctuations in the value of our assets under management ("AUM") or administration ("AUA"). These effects could be exacerbated by uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, and levels of global trade. In the short- to medium-term, the potential for increased volatility, coupled with prevailing interest rates below historical averages, can pressure sales and reduce demand as consumers hesitate to make financial decisions. In addition, this environment could make it difficult to manufacture products that are consistently both attractive to customers and profitable. Financial performance can be adversely affected by market volatility as fees driven by AUM fluctuate, hedging costs increase and revenue declines due to reduced sales and increased outflows. As a company with strong retirement, investment management and insurance capabilities, however, we believe the market conditions noted above may, over the long term, enhance the attractiveness of our broad portfolio of products and services. We will need to continue to monitor the behavior of our customers and other factors, including mortality rates, morbidity rates, annuitization rates and lapse rates, which adjust in response to changes in market conditions in order to ensure that our products and services remain attractive as well as profitable. For additional information on our sensitivity to interest rates and equity market prices, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Interest Rate Environment

While interest rates moved sharply higher after the U.S. presidential election, interest rates remain at levels that are low by historical standards. Despite the significant trend upward late in the year, the yield curve moved only modestly higher over the entirety of

2016. The late upward shift masked a move sharply lower and flatter through the first half of the year resulting in the average annual rate being lower than the prior year. The Federal Reserve ended 2016 with its second Fed Funds rate increase since the beginning of policy normalization. The timing and impact of any further increases in the Federal Funds rate are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, continued development in labor markets, the outlook for inflation and other risks that will impact the level and volatility of rates. Ultra-low yields throughout the developed world may serve as an anchor for U.S. Treasury rates.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and profitable. Our financial performance may be adversely affected by the current low interest rate environment, or by rapidly increasing rates.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $90.7 billion as of December 31, 2016, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.1% in the fourth quarter of 2016. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2017 will earn an average yield in the range of 3.75% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on the impact of the continued low interest rate environment, see Risk Factors - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of this Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

The Impact of our CBVA Segment on U.S. GAAP Earnings

We manage our CBVA segment to focus on protecting regulatory and rating agency capital through risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our CBVA segment tends to create earnings volatility in our U.S. GAAP financial statements. In particular, the amount of capital we have allocated to our CBVA segment for U.S. GAAP purposes includes certain intangible assets that are subject to periodic impairment testing and loss recognition, and U.S. GAAP reserves in our CBVA segment are in some cases based on assumptions that differ from those we use to determine statutory and rating agency capital. To the extent that macroeconomic conditions adversely deviate from our assumptions, or if market conditions or other developments require us to write-down these intangible assets or increase U.S. GAAP reserves, we may recognize U.S. GAAP losses in our CBVA segment. For additional information on our hedging program within the CBVA segment, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Governmental and Public Policy Impact on Demand for Our Products

The demand for our products is influenced by a dynamic combination of governmental and public policy factors. We anticipate that legislative and other governmental activity and our ability to flexibly respond to changes resulting from such activity will be crucial to our long-term financial performance. In particular, the demand for our products is influenced by the following factors:

•
Availability and quality of public retirement solutions: The lack of comprehensive or sufficient government-sponsored retirement solutions has been a significant driver of the popularity of private sector retirement products. We believe that concerns regarding Social Security and the reduced enrollment in defined benefit retirement plans may further increase the demand for private sector retirement solutions. The impact of any legislative actions or new government programs relating to retirement solutions on our business and financial performance will depend significantly on the level of private sector involvement and our ability to participate in any such programs. We believe we are well positioned to take advantage of any future developments involving participation in any such programs by private sector providers.

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

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions, investment managers and insurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of exogenous factors such as the continued aging of the U.S. population and the reduction in safety nets provided by governments and corporations. In many segments, product differentiation is difficult as product development and life cycles have shortened. In addition, we have experienced pressure on fees as product unbundling and lower cost alternatives have emerged. As a result, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market and resulting relationships with millions of participants, diverse range of capabilities (as a provider of retirement, investment management and insurance products and services) and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement savings, income and protection solutions.

Seasonality and Other Matters

Our business results can vary from quarter to quarter as a result of seasonal factors. For all of our segments, the first quarter of each year typically has elevated operating expenses, reflecting higher payroll taxes, equity compensation grants, and certain other expenses that tend to be concentrated in the first quarters. Additionally, alternative investment income tends to be lower in the first quarters. Other seasonal factors that affect our business include:

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

•	In the third quarters, education tax-exempt markets typically have the lowest recurring deposits, due to the timing of vacation schedules in the academic calendar.

82

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

Additionally, we have updated our expense allocation methodology between our segments effective January 1, 2017 that will result in higher operating expenses for certain segments, most notably the Annuities segment. This update has no impact on our total operating expenses.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance fees related to sponsored private equity funds (“carried interest”) that are subject to later adjustment based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdles. For the year ended December 31, 2016, our carried interest total net results were a loss of $24.0 million, including the reversal of $30.2 million in previously accrued interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. As of December 31, 2016, approximately $30.9 million of previously accrued carried interest, none of which is related to the private equity fund referenced above, would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. For additional information on carried interest, see Risk Factors - Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized in Part I, Item 1A. of this Annual Report on Form 10-K.

Strategic Investment Program

In 2015, we announced that we would incur an incremental $350.0 million of expenses through 2018 for IT simplification, digital and analytics and cross-enterprise initiatives ("Strategic Investment Program"). We expect these strategic investments to result in expense efficiency as well as business growth by improving how we engage our customers. For the year ended December 31, 2016, we incurred $117.4 million of expenses related to the Strategic Investment Program, which is reported in Corporate. For 2017, we anticipate incurring between $80.0 million and $100.0 million of expense related to the Strategic Investment Program.

Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). We expect that these initiatives, combined with the impact of the Strategic Investment Program, will allow us to increase our annual run rate cost savings target to at least $100 million in 2018 and subsequent years. These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies from the combination of our Annuities and Individual Life businesses.

For the year ended December 31, 2016, these initiatives resulted in restructuring expenses of $33.8 million, which are reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of our segments.

As we develop and approve additional restructuring plans, we will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated, but could be material, and are not reflected in our run-rate cost savings estimates for 2018.

Operating Measures

This MD&A includes a discussion of Operating earnings before income taxes and Operating revenues, each of which is a measure used by management to evaluate segment performance. We believe that Operating earnings before income taxes provides a meaningful measure of our business performance and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Net income (loss) and Operating earnings before income taxes when reviewing our financial and operating performance.

Operating Earnings before Income Taxes

Operating earnings before income taxes is a measure used by management to evaluate segment performance. We believe that Operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. We use the same accounting policies and procedures to measure segment Operating earnings before income taxes as we do for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Net income (loss) and Operating earnings before income taxes when reviewing our financial and operating performance. Each segment’s Operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

•
Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in our nonperformance spread;

•
Income (loss) related to businesses exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in our core business, which would be obscured by including the effects of business exited, and more closely aligns Operating earnings before income taxes with how we manage our segments;

•
Income (loss) attributable to noncontrolling interest; which represents the interest of shareholders, other than Voya Financial, Inc., in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated variable interest entities ("VIEs") or voting interest entities ("VOEs") to which we are not economically entitled;

•
Income (loss) related to early extinguishment of debt; which includes losses incurred as a part of transactions where we repurchase outstanding principal amounts of debt; these losses are excluded from Operating earnings before income taxes since the outcome of decisions to restructure debt are infrequent and not indicative of normal operations;

•
Impairment of goodwill, value of management contract rights and value of customer relationships acquired, which includes losses as a result of impairment analysis; these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;

•
Immediate recognition of net actuarial gains (losses) related to our pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. We immediately recognize actuarial gains and losses related to pension and other postretirement benefit obligations gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of our segments or related to infrequent events including capital or organizational restructurings including certain costs related to debt and equity offerings as well as stock and/or cash based deal contingent awards; expenses associated with the rebranding of Voya Financial, Inc.; severance and other third-party expenses associated with our 2016 Restructuring. These items vary widely in timing, scope and frequency between periods as well as between companies to which we are compared. Accordingly, we adjust for these items as our management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of our segments. Additionally, with respect to restructuring, these costs represent changes in our operations rather than investments in the future capabilities of our operating businesses.

Operating earnings before income taxes, when presented on a consolidated basis, also does not reflect the results of operations of our CBVA segment because this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating net income. As a result of this focus on regulatory and rating agency capital, the financial results of the CBVA segment presented in accordance with GAAP tend to exhibit a high degree of volatility based on factors, such as the asymmetry between the accounting for certain liabilities and the corresponding hedging assets, and gains and losses due to changes in nonperformance risk, that are not necessarily reflective of the economic costs and benefits of the CBVA business. When we present the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to our CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

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

Operating Revenues

Operating revenues is a measure of our segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•
Net investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

85

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating revenues, including the impacts related to changes in our nonperformance spread;

•
Revenues related to businesses exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in our core business, which would be obscured by including the effects of business exited, and more closely aligns Operating revenues with how we manage our segments;

•
Revenues attributable to noncontrolling interest; which represents the interests of shareholders, other than Voya Financial, Inc., in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which we are not economically entitled; and

•
Other adjustments to Operating revenues primarily reflect fee income earned by our broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in our segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in operating revenues.

Operating revenues also do not reflect the revenues of our CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating revenues. When we present the adjustments to total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to our CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

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

Results of Operations - Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Revenues:
Net investment income	$4,620.8	$4,538.2	$4,515.3
Fee income	3,359.8	3,481.1	3,632.5
Premiums	3,514.6	3,024.5	2,626.4
Net realized capital gains (losses)	(1,263.1)	(733.3)	(878.4)
Other revenue	361.1	406.9	432.8
Income (loss) related to consolidated investment entities:
Net investment income	189.0	551.1	665.5
Changes in fair value related to collateralized loan obligations	—	(26.9)	(6.7)
Total revenues	10,782.2	11,241.6	10,987.4
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7,513.5	6,510.0	5,937.9
Operating expenses	2,937.3	3,003.4	3,462.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	551.0	663.4	379.3
Interest expense	288.0	196.5	189.7
Operating expenses related to consolidated investment entities:
Interest expense	101.9	272.2	209.5
Other expense	3.9	11.6	7.6
Total benefits and expenses	11,395.6	10,657.1	10,186.2
Income (loss) before income taxes	(613.4)	584.5	801.2
Income tax expense (benefit)	(214.7)	45.9	(1,731.5)
Net income (loss)	(398.7)	538.6	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	29.3	130.3	237.7
Net income (loss) available to our common shareholders	$(428.0)	$408.3	$2,295.0

The following table presents information about our Operating expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating expenses:
Commissions	$993.3	$1,211.6	$1,189.5
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	55.2	(62.7)	372.7
Restructuring expenses	33.8	—	—
Strategic Investment Program	117.4	79.5	—
Other general and administrative expenses	2,123.7	2,161.7	2,284.3
Total general and administrative expenses	2,330.1	2,178.5	2,657.0
Total operating expenses, before DAC/VOBA deferrals	3,323.4	3,390.1	3,846.5
DAC/VOBA deferrals	(386.1)	(386.7)	(384.3)
Total operating expenses	$2,937.3	$3,003.4	$3,462.2

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2016	2015	2014
AUM and AUA:
Retirement	$316,849.0	$291,757.0	$354,544.5
Investment Management	260,691.0	249,541.4	258,627.2
Annuities	27,725.9	27,035.8	26,650.0
Individual Life	15,221.4	15,123.9	15,708.3
Employee Benefits	1,791.1	1,793.0	1,777.2
Closed Block Variable Annuity	37,742.9	38,551.8	43,214.2
Eliminations/Other	(175,667.9)	(171,391.8)	(176,729.1)
Total AUM and AUA	$484,353.4	$452,411.1	$523,792.3

AUM	$287,108.8	$270,815.3	$278,905.9
AUA	197,244.6	181,595.8	244,886.4
Total AUM and AUA	$484,353.4	$452,411.1	$523,792.3

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Retirement	$449.8	$470.6	$517.8
Investment Management	170.8	181.9	210.3
Annuities	321.2	243.0	262.0
Individual Life	58.6	172.7	237.3
Employee Benefits	126.3	146.1	148.9
Corporate	(349.4)	(236.8)	(145.7)
Total operating earnings before income taxes	777.3	977.5	1,230.6

Adjustments:
Closed Block Variable Annuity(1)	(955.0)	(173.3)	(239.2)
Net investment gains (losses) and related charges and adjustments	(140.9)	(83.3)	215.1
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(81.7)	(93.9)	(12.8)
Loss related to businesses exited through reinsurance or divestment	(13.5)	(169.3)	(157.3)
Income (loss) attributable to noncontrolling interests	29.3	130.3	237.7
Loss related to early extinguishment of debt	(104.2)	(10.1)	—
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(55.2)	62.7	(372.7)
Other adjustments to operating earnings	(69.5)	(56.1)	(100.2)
Income (loss) before income taxes	$(613.4)	$584.5	$801.2
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Retirement	$3,257.0	$2,994.1	$2,427.4
Investment Management	626.7	622.2	655.4
Annuities	1,253.7	1,262.6	1,353.4
Individual Life	2,527.5	2,616.7	2,717.8
Employee Benefits	1,616.4	1,507.2	1,373.0
Corporate	108.1	136.4	194.0
Total operating revenues	9,389.4	9,139.2	8,721.0

Adjustments:
Closed Block Variable Annuity(1)	1,296.2	1,584.5	1,262.0
Net realized investment gains (losses) and related charges and adjustments	(165.1)	(149.8)	216.7
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(81.8)	72.0	(30.5)
Revenues related to businesses exited through reinsurance or divestment	95.9	25.6	149.3
Revenues attributable to noncontrolling interests	133.1	414.1	455.0
Other adjustments to operating revenues	114.5	156.0	213.9
Total revenues	$10,782.2	$11,241.6	$10,987.4

(1)
Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating revenues.

The following tables describe the components of the reconciliation between Operating earnings before income taxes and Income (loss) before income taxes related to Net investment gains (losses) and Net guaranteed benefits hedging gains (losses) and related charges and adjustments.

The following table presents the adjustment to Income (loss) before taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Other-than-temporary impairments	$(41.5)	$(111.9)	$(20.3)
CMO-B fair value adjustments(1)	(55.7)	(26.4)	188.0
Gains (losses) on the sale of securities	(64.8)	(14.3)	42.3
Other, including changes in the fair value of derivatives	17.7	(4.1)	2.6
Total investment gains (losses)	(144.3)	(156.7)	212.6
Net amortization of DAC/VOBA and other intangibles on above	22.9	58.3	2.1
Net investment gains (losses), including Closed Block Variable Annuity	(121.4)	(98.4)	214.7
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	19.5	(15.1)	(0.4)
Net investment gains (losses)	$(140.9)	$(83.3)	$215.1
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated. This table excludes CBVA.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Gain (loss), excluding nonperformance risk	$(225.9)	$(4.5)	$(105.9)
Gain (loss) due to nonperformance risk(1)	74.4	6.7	74.5
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(151.5)	2.2	(31.4)
Net amortization of DAC/VOBA and sales inducements	69.8	(96.1)	18.6
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(81.7)	$(93.9)	$(12.8)
(1) Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

Notable Items

The tables highlight notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

Each quarter, we update our DAC/VOBA and other intangibles based on actual historical gross profits and projections of estimated gross profits. During the third quarter of 2016, 2015 and 2014, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management segment and Corporate, for which assumption reviews are not relevant). As a result of these reviews, we have made a number of changes to our assumptions resulting in net impacts to Operating earnings before income taxes for the years ended December 31, 2016, 2015 and 2014 of $(144.9) million, $(82.0) million and $(19.3) million, respectively. These unfavorable impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking.

During 2016, 2015, and 2014 we received distributions of cash in the amount of $25.4 million, $2.5 million, and $4.0 million, respectively, in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery") which was recognized in Net investment income. In addition, in 2015, we recognized losses on certain receivables associated with previously disposed Low Income Housing Tax Credit partnerships ("LIHTC"). These losses, in the amount of $0.9 million, were also recognized in Net investment income.

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

Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC" and presented in the table below:

	Year Ended December 31,
($ in millions)	2016	2015	2014
DAC/VOBA and other intangibles unlocking (1)(2)	$(121.6)	$(67.5)	$(21.6)
Net gain from Lehman Recovery/LIHTC(3)	20.7	1.6	4.0
Gain on reinsurance recapture	—	—	20.0
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the annual review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2) Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other  intangibles unlocking for the year ended December 31, 2016 (and included in Net gain from Lehman Recovery/LIHTC).
(3) Net gain (loss) from Lehman Recovery/LIHTC is included in Operating earnings before income taxes of our segments in 2016, and in Corporate in 2015 and 2014. Amount excludes net gain for the CBVA segment of $1.8 million for the year ended December 31, 2016.

The following table presents the net impact to Operating earnings before income taxes of the Net gain from Lehman Recovery and the related amortization and unlocking of DAC/VOBA and other intangibles by segment for 2016:

	Year Ended December 31, 2016
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery
Retirement	$5.3	$(1.2)	$—	$4.1
Investment Management	2.8	—	—	2.8
Annuities	5.1	(1.7)	1.1	4.5
Individual Life	9.1	(3.5)	2.4	8.0
Employee Benefits	1.0	—	—	1.0
Corporate	0.3	—	—	0.3
Net gain (loss) included in Operating earnings before income taxes (2)	$23.6	$(6.4)	$3.5	$20.7
(1) DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2) Amount excludes net gain for the CBVA segment of $1.8 million for the year ended December 31, 2016.

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

Consolidated - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Income (Loss)

Net investment income increased $82.6 million from $4,538.2 million to $4,620.8 million primarily due to growth in general account assets in our Retirement and CBVA segments, proceeds from the Lehman Recovery in the current period and growth in fixed indexed annuities ("FIA") in our Annuities segment partially offset by lower annual reset and multi-year guarantee annuities ("AR/MYGA") resulting from continued run-off. Partially offsetting these increases were the impact of the continued low interest rate environment on reinvestment rates and the impact of the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations).

Fee income decreased $121.3 million from $3,481.1 million to $3,359.8 million primarily due to continued run-off in our CBVA segment and lower Fee income in our Retirement segment. These declines are partially offset by an increase in cost of insurance fees on the aging in-force UL block and higher contractual charges from higher UL sales. The decline in Fee income in our Retirement segment was primarily due to the shift in the business mix and lower retirement plan fees resulting from participants’ transfers from variable investment options into fixed investment options, and terminated contracts in the recordkeeping business including the impact of the planned exit of the defined benefit business.

Premiums increased $490.1 million from $3,024.5 million to $3,514.6 million primarily due to higher annuitization of life contingent contracts in our CBVA segment as a result of income enhancement offers (described below in our CBVA segment’s results of operations), higher sales of pension risk transfer contracts and an increased block size across several product lines in our Employee Benefits segment. These increases were partially offset by lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction.

Net realized capital losses increased $529.8 million from $733.3 million to $1,263.1 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, including annual assumption updates in our CBVA segment. The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. In addition, Net realized capital losses increased as a result of changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk, including annual assumption updates in our other segments, primarily due to changes in interest rates. The losses were partially offset by favorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk. Gains from market value changes associated with business reinsured are more than offset by a corresponding increase in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in an increase in Net realized capital losses, including an unfavorable variance due to changes in fair value of derivatives from our Variable Annuity Hedge Program, and a favorable variance related to changes in guaranteed benefit derivatives (refer to our Closed Block Variable Annuity segment's results of operations for further description).

Other revenue decreased $45.8 million from $406.9 million to $361.1 million primarily due to lower letter of credit (“LOC”) recoveries as a result of changes to credit facilities in September of 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description) and lower broker-dealer revenues.

Interest credited and other benefits to contract owners/policyholders increased $1,003.5 million from $6,510.0 million to $7,513.5 million primarily due to an increase in reserves in our CBVA segment, which included loss recognition, the unfavorable result of annual assumption updates, and higher annuitization of life contingent contracts. Loss recognition in the current period within our CBVA segment was primarily due to the current interest rate environment and included $18.7 million related to sales inducements and $217.2 million related to the establishment of a premium deficiency reserve associated with certain payout contracts. In addition, unfavorable changes in net mortality of the UL block driven by severity, higher group stop loss and group life benefits associated with growth, and favorable loss ratio experience in the prior period that did not reoccur all contributed to the increase, along with higher sales of pension risk transfer contracts and accelerated amortization of deferred interest costs associated with the early termination of certain Federal Home Loan Bank ("FHLB") funding agreements in connection with the run-off of the block. An increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets are partially offset by a corresponding amount recorded in Net realized capital losses. These increases were partially offset by a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction.

Operating expenses decreased $66.1 million from $3,003.4 million to $2,937.3 million primarily due to the impacts of the Fourth Quarter 2015 Reinsurance Transaction and the Second Quarter 2015 Reinsurance Transaction (see Liquidity and Capital Resources - Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K for further description), including fees supporting the transactions in the prior period. Excluding these impacts, Operating expenses increased due to the recognition of net actuarial losses related to our pension and other postretirement benefit obligations, higher expenses related to our Strategic Investment Program, higher restructuring costs, higher commission expenses associated with growth of the business in our Employee Benefits segment and net compensation adjustments. These increases were partially offset by lower expenses in our CBVA segment as a result of continued run-off, lower LOC fees as a result of changes to credit facilities in September of 2015, described above, lower rebranding expense, lower broker-dealer expenses and lower recordkeeping expenses associated with terminated contracts including the planned exit of the defined benefit business.

Net amortization of DAC/VOBA decreased $112.4 million from $663.4 million to $551.0 million primarily due to favorable net changes in DAC/VOBA unlocking, mostly resulting from annual assumption updates, and lower DAC/VOBA amortization as a result of changes in guaranteed benefit hedging gains (losses). The improvement was partially offset by the $85.1 million write-down of DAC/VOBA in our CBVA segment associated with loss recognition in the current period.

Interest expense increased $91.5 million from $196.5 million to $288.0 million primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Income (loss) before income taxes decreased $1,197.9 million from income of $584.5 million to a loss $613.4 million primarily due to losses in our CBVA segment, including loss recognition on a block of business of $321.0 million, where our focus continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. See Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further information on the loss recognition. In addition, lower Operating earnings before income taxes, described below, net actuarial losses related to our pension and other postretirement benefit obligations, losses attributable to noncontrolling interests and higher losses related to the early extinguishment of debt contributed to the decline. Lower losses on business exited through reinsurance or divestment, primarily due to fees supporting the transactions in the prior period that did not reoccur, and lower LOC fees as a result of changes to credit facilities in September of 2015, described above, partially offset the overall decrease.

Income tax expense (benefit) decreased by $260.6 million from an expense of $45.9 million to a benefit of $214.7 million due to a decrease in income before income taxes as well as the application of the exception to the general rule of intraperiod tax allocation (ASC 740-20-45-7). See the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $200.2 million from $977.5 million to $777.3 million primarily due to higher unfavorable DAC/VOBA and other intangible unlocking from annual assumption updates, higher expenses in Corporate, primarily related to our Strategic Investment Program, as well as accelerated amortization of deferred interest costs associated with the early termination of certain FHLB funding agreements in connection with the run-off of the block and more favorable reserve refinements in the prior period compared to the current period. In addition, a reversal in the current period of previously accrued carried interest in our Investment Management segment was partially offset by the Net Gain from Lehman Recovery in the current period.

Excluding these items, Operating earnings before income taxes in our business segments decreased primarily due to the impact of the continued low interest rate environment on reinvestment rates, lower prepayment fee income and higher benefits incurred in our Employee Benefits segment, partially offset by higher other alternative investment income, the impact of the growth in general account assets in our Retirement segment, higher performance fees in our Investment Management segment and improved margins related to the change in the mix of business in our Annuities segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

CBVA is discussed in Results of Operations - Segment by Segment - CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment losses and related charges and adjustments increased by $57.6 million from $83.3 million to $140.9 million. A net improvement due to lower impairments, partially offset by higher losses on the sale of securities and losses resulting from fair value adjustments on our CMO-B portfolio was more than offset by unfavorable changes in net amortization of DAC/VOBA and other intangibles, primarily due to the impact of unlocking.

Net guaranteed benefit hedging losses and related charges and adjustments decreased $12.2 million from $93.9 million to $81.7 million primarily due to changes in the fair value of guaranteed benefit derivatives due to nonperformance risk. The improvement was partially offset by an unfavorable variance in guaranteed benefit derivatives excluding nonperformance risk, net of intangibles amortization and unlocking, primarily due to the impact of annual assumption updates.

Loss related to businesses exited through reinsurance or divestment decreased $155.8 million from $169.3 million to $13.5 million primarily due to fees supporting reinsurance transactions in the prior period that did not reoccur and lower LOC fees as a result of changes to credit facilities in September of 2015, described above.

Loss related to early extinguishment of debt increased $94.1 million from $10.1 million to $104.2 million primarily due to the debt extinguishment in the current period in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $117.9 million from a gain of $62.7 million to a loss of $55.2 million primarily due to a decrease in the discount rate. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Other adjustments to operating earnings changed $13.4 million from $(56.1) million to $(69.5) million due to higher restructuring costs, partially offset by lower rebranding costs.

Consolidated - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Income (Loss)

Net investment income increased $22.9 million from $4,515.3 million to $4,538.2 million primarily due to an increase in general account assets in our Retirement and CBVA segments, growth in FIA in our Annuities segment and higher prepayment income. Partially offsetting the increase were lower AUM in our closed blocks as a result of continued runoff, lower alternative investment income, the impact of the continued low interest rate environment on reinvestment rates, the continuing runoff of AR/MYGAs in our Annuities segment and the impact of the Fourth Quarter 2014 and 2015 Reinsurance Transactions (defined below in our Individual Life segment’s results of operations).

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

Premiums increased $398.1 million from $2,626.4 million to $3,024.5 million primarily due to the sale of pension risk transfer contracts in our Retirement segment and higher group stop loss sales and favorable persistency in the group life and voluntary product lines in our Employee Benefits segment. The increase was partially offset by lower premiums from annuitization of life contingent contracts in our CBVA segment, lower premiums in immediate annuities with life contingencies in our Annuities segment and lower premiums in our Individual Life segment and group reinsurance business as a result of the Fourth Quarter 2014 and 2015 Reinsurance Transactions and the Second Quarter 2015 Reinsurance Transaction (see Liquidity and Capital Resources - Reinsurance in Part II, Item 7. of our Annual Report on Form 10-K for further description), respectively. The variances in Premiums correspond to changes in Interest credited and other benefits to contract owners/policyholders.

Net realized capital losses decreased $145.1 million from $878.4 million to $733.3 million primarily due to changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, discussed below; the favorable variances, which included the impact of prospective assumption changes, were primarily due to unfavorable equity market movements in the current period compared to the prior period and the impact of changes in interest rates. These improvements were partially offset by unfavorable changes in investment gains (losses), which are described below under Net investment gains (losses) and related charges and adjustments, and changes in fair value of guaranteed benefit derivatives due to nonperformance risk, which resulted in an increase in Net realized capital losses of $323.6 million, from a gain of $402.2 million to a gain of $78.6 million. In addition, unfavorable variances due to market value changes and sales of securities associated with business reinsured correspond to an increase in Interest credited and other benefits to contract owners/policyholders.

Changes in fair value of derivatives and guaranteed benefit derivatives, excluding nonperformance risk, in our CBVA segment resulted in a $779.5 million decrease in Net realized capital losses, including a favorable variance of $206.8 million due to changes in fair value of derivatives from our Variable Annuity Hedge Program, and a favorable variance of $572.7 million related to changes in guaranteed benefit derivatives. In addition, net realized capital gains increased $169.6 million primarily due to changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk in all of our segments except CBVA.

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

Operating expenses decreased $458.8 million from $3,462.2 million to $3,003.4 million as a result of several factors, primarily $435.4 million lower pension expenses related to the immediate recognition of $62.7 million of net actuarial gains in 2015 compared to net actuarial losses of $372.7 million in 2014, resulting from changes in assumptions primarily due to discount rates and actual versus expected results, discussed in further detail below. In addition, lower Operating expenses in our CBVA segment as a result of continued runoff, lower variable compensation costs, lower recordkeeping expenses and lower severance and rebranding costs contributed to the decrease. These decreases were partially offset by higher sales related expenses in our Employee Benefits and Annuities segments, expenses from our Strategic Investment Program, and higher fees supporting reinsurance transactions, including the impacts of the Second Quarter 2015 Reinsurance Transaction and the Fourth Quarter 2014 and 2015 Reinsurance Transactions.

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

Income tax expense (benefit) increased $1,777.4 million from $1,731.5 million benefit to $45.9 million expense primarily due to a decrease in the amount of the valuation allowance released in the current period compared to the prior period, partially offset by a decrease in Income (loss) before income taxes.

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

Adjustments from Income (Loss) before Income Taxes to Operating Earnings before Income Taxes

CBVA is discussed in Results of Operations - Segment by Segment - CBVA in Part II, Item 7. of this Annual Report on Form 10-K.

Net investment gains (losses) and related charges and adjustments decreased $298.4 million from a gain of $215.1 million to a loss of $83.3 million as a result of unfavorable changes in fair value adjustments on our CMO-B portfolio, higher other-than-temporary impairments, losses on the sale of securities in the current period compared to gains in the prior period, and an unfavorable variance in DAC/VOBA and other intangibles unlocking.

Net guaranteed benefit hedging losses and related charges and adjustments increased $81.1 million from $12.8 million to $93.9 million primarily due to hedge losses resulting from a high level of market volatility in the current period, unfavorable changes due to prospective assumption updates and a decrease in the gain on nonperformance risk. Unfavorable changes due to assumption updates included favorable changes in the fair value of guaranteed benefit derivatives, excluding nonperformance risk, that were more than offset by higher DAC/VOBA and other intangibles amortization and unlocking.

Losses related to businesses exited through reinsurance or divestment increased $12.0 million from $157.3 million to $169.3 million primarily due to higher costs supporting reinsurance transactions including the reinsurance transactions entered into during 2014 and 2015.

Loss related to early extinguishment of debt of $10.1 million in the current period was primarily due to the debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources- Debt Securities- Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and (losses) from plan adjustments and curtailments changed $435.4 million. We immediately recognize actuarial gains and losses. An actuarial gain of $62.7 million was recorded in the current period, driven primarily by the net impact of an increase in the discount rate used to value benefit obligations, a favorable update to mortality assumptions, offset by unfavorable changes in asset return assumptions. A net actuarial loss of $372.7 million was recorded in the prior period, driven primarily by the net impact of a decrease in the discount rate used to value benefit obligations and an unfavorable update to mortality assumptions. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments to operating earnings changed $44.1 million from $(100.2) million to $(56.1) million primarily due to lower severance and rebranding costs.

Results of Operations - Segment by Segment

Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$1,673.6	$1,578.0	$1,556.1
Fee income	687.1	736.1	772.3
Premiums	824.4	613.4	26.6
Other revenue	71.9	66.6	72.4
Total operating revenues	3,257.0	2,994.1	2,427.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,743.7	1,469.3	860.3
Operating expenses	853.8	869.6	866.2
Net amortization of DAC/VOBA	209.7	184.6	183.1
Total operating benefits and expenses	2,807.2	2,523.5	1,909.6
Operating earnings before income taxes	$449.8	$470.6	$517.8

The following table presents certain notable items that represented the volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
DAC/VOBA and other intangibles unlocking(1)	$(65.6)	$(37.2)	$(30.0)
Net gain from Lehman Recovery	4.1	—	—
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2016, 2015 and 2014, of $(83.0) million, $(39.0) million and $(18.8) million, respectively, which was included in Net amortization of DAC/VOBA. The unlocking in 2016 was primarily driven by changes in portfolio yields and expectations for future contract changes. The unlocking in 2015 was primarily driven by changes in portfolio yields and projected margins partially offset by favorable lapse and renewal premium experience.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2016	2015	2014
Corporate markets	$49,920.7	$45,088.6	$43,806.9
Tax exempt markets	55,497.0	51,641.9	53,896.6
Total full service plans	105,417.7	96,730.5	97,703.5
Stable value(1) and pension risk transfer	12,505.5	10,762.9	8,778.4
Retail wealth management	3,485.1	3,313.7	3,211.4
Total AUM	121,408.3	110,807.1	109,693.3
AUA	195,440.7	180,949.9	244,851.2
Total AUM and AUA	$316,849.0	$291,757.0	$354,544.5
(1) Consists of assets where we are the investment manager.

	As of December 31,
($ in millions)	2016	2015	2014
General Account	$32,469.2	$29,752.6	$27,716.3
Separate Account	60,073.9	56,641.9	59,641.9
Mutual Fund/Institutional Funds	28,865.2	24,412.6	22,335.1
AUA	195,440.7	180,949.9	244,851.2
Total AUM and AUA	$316,849.0	$291,757.0	$354,544.5

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Balance as of beginning of period	$110,807.1	$109,693.3	$105,236.9
Deposits	17,071.3	15,921.9	14,251.1
Surrenders, benefits and product charges	(13,136.8)	(15,358.2)	(14,497.8)
Net flows	3,934.5	563.7	(246.7)
Interest credited and investment performance	6,666.7	550.1	5,611.9
Transfer to reinsurer	—	—	(908.8)
Balance as of end of period	$121,408.3	$110,807.1	$109,693.3

Effective April 1, 2014, we entered into a coinsurance agreement to reinsure a block of in-force fixed deferred annuity contracts (the "Second Quarter 2014 Reinsurance Transaction"). This transaction was accounted for using deposit accounting. Under the agreement, the counterparty contractually assumed from us certain policyholder liabilities and obligations, although we remain obligated to contract owners. Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, the revenues and expenses of this reinsured block of business are excluded from these metrics and the tables above.

Retirement - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues

Net investment income and net realized gains increased $95.6 million from $1,578.0 million to $1,673.6 million due to the growth in general account assets driven by positive net flows, including participants’ transfers from variable investment options into fixed investment options and higher alternative investment income including proceeds from the Lehman Recovery. These increases were partially offset by lower yields, including the impact of the continued low interest rate environment on reinvestment rates.

Fee income decreased $49.0 million from $736.1 million to $687.1 million primarily due to the shift in the business mix and lower retirement plan fees resulting from participants’ transfers from variable investment options into fixed investment options. Terminated contracts in the recordkeeping business, including the impact of the planned exit of the defined benefit business also contributed to the decrease.

Premiums increased $211.0 million from $613.4 million to $824.4 million primarily due to higher sales of pension risk transfer contracts in the current period which correspond to higher Interest credited and other benefits to contract owners/policyholders below.

Other revenue increased $5.3 million from $66.6 million to $71.9 million primarily due to an increase in Broker-Dealer revenue.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $274.4 million from $1,469.3 million to $1,743.7 million primarily due to an increase in the change in reserves associated with the pension risk transfer contracts, and higher general account liabilities, which correspond to the growth in general account assets as referenced above.

Operating expenses decreased $15.8 million from $869.6 million to $853.8 million primarily due to lower recordkeeping expenses associated with terminated contracts, including the impact of the planned exit of the defined benefit business.

Net amortization of DAC/VOBA increased $25.1 million from $184.6 million to $209.7 million primarily due to higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates, partially offset by lower amortization due to lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes decreased $20.8 million from $470.6 million to $449.8 million primarily due to lower investment yields, including the impact of the continued low interest rate environment, as well as the shift in the business mix. Additionally, higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates contributed to the decrease. These decreases were partially offset by growth in the general account assets and an increase in alternative investment income including proceeds from the Lehman Recovery.

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

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$(8.0)	$1.1	$19.7
Fee income	581.7	584.6	591.1
Other revenue	53.0	36.5	44.6
Total operating revenues	626.7	622.2	655.4
Operating benefits and expenses:
Operating expenses	455.9	440.3	445.1
Total operating benefits and expenses	455.9	440.3	445.1
Operating earnings before income taxes	$170.8	$181.9	$210.3

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2016	2015	2014
Investment Management intersegment revenues	$166.1	$158.2	$157.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Net gain from Lehman Recovery	$2.8	$—	$—

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2016	2015	2014
AUM:
Institutional/retail
Investment Management sourced	$73,991.9	$68,143.7	$69,644.3
Affiliate sourced(1)	54,254.1	54,403.4	58,956.2
General account	82,760.0	78,174.1	77,630.2
Total AUM	211,006.0	200,721.2	206,230.7
AUA:
Affiliate sourced(2)	49,685.0	48,820.2	52,396.5
Total AUM and AUA	$260,691.0	$249,541.4	$258,627.2
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Net Flows:
Investment Management sourced	$2,739.1	$(517.7)	$1,136.4
Affiliate sourced	(2,871.4)	(4,088.0)	1,879.4
Total	$(132.3)	$(4,605.7)	$3,015.8

Investment Management - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues

Net investment income and net realized gains (losses) decreased $9.1 million from a gain of $1.1 million to a loss of $8.0 million primarily due to a reversal in the current period of previously accrued carried interest as a result of declines in the market value of a sponsored private equity fund. This decline was partially offset by higher other alternative investment income including proceeds from the Lehman Recovery in the current period.

Fee income decreased $2.9 million from $584.6 million to $581.7 million due to a decline in average AUM primarily driven by the impact of net outflows in the second half of 2015, resulting in lower management and administrative fees earned.

Other revenue increased $16.5 million from $36.5 million to $53.0 million primarily due to higher performance fees earned in the current period.

Operating benefits and expenses

Operating expenses increased $15.6 million from $440.3 million to $455.9 million primarily due to higher compensation and benefit expenses and higher information technology expenses.

Operating earnings before income taxes

Operating earnings before income taxes decreased $11.1 million from $181.9 million to $170.8 million primarily due to the reversal of previously accrued carried interest related to a sponsored private equity fund, and higher compensation and benefit expenses. These unfavorable changes were partially offset by higher performance fees earned in the current period and higher other alternative investment income, including proceeds from the Lehman Recovery.

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

Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$1,069.6	$1,068.1	$1,109.6
Fee income	66.8	63.6	57.0
Premiums	102.0	116.4	169.0
Other revenue	15.3	14.5	17.8
Total operating revenues	1,253.7	1,262.6	1,353.4
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	676.9	697.9	813.1
Operating expenses	160.5	152.3	139.8
Net amortization of DAC/VOBA	95.1	169.4	138.5
Total operating benefits and expenses	932.5	1,019.6	1,091.4
Operating earnings before income taxes	$321.2	$243.0	$262.0

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes:

	Year Ended December 31,
($ in millions)	2016	2015	2014
DAC/VOBA and other intangibles unlocking(1) (2)	$91.5	$12.5	$26.4
Net gain from Lehman Recovery	4.5	—	—
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2)Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other  intangibles unlocking for the year ended December 31, 2016 (and included in Net gain from Lehman Recovery).

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter of 2016, 2015 and 2014, of $46.4 million, $(18.0) million and $10.3 million, respectively, which was included in Net amortization of DAC/VOBA. The unlocking in 2016 was driven primarily by reductions in the expected future lapse rates. The unlocking in 2015 was driven primarily by revisions to projected margins for FIAs.

The following table presents AUM for our Annuities segment as of the dates indicated:

	Year ended December 31,
($ in millions)	2016	2015	2014
AUM by Product Group:
Annual Reset Annuities	$3,245.2	$3,384.5	$3,617.2
Multi-Year Guaranteed Annuities	1,704.9	1,987.9	2,288.9
Fixed Indexed Annuities	14,409.7	13,901.7	13,350.5
SPIA & Payout	2,822.8	2,822.8	2,878.5
Investment-only products(1)	5,151.4	4,536.0	4,062.0
Other annuities	391.9	403.0	452.9
Total AUM	$27,725.9	$27,035.8	$26,650.0
(1) Includes mutual funds and certain separate accounts.

	As of December 31,
($ in millions)	2016	2015	2014
AUM:
General account	$21,888.0	$21,790.6	$21,795.5
Separate account	781.5	743.4	792.5
Mutual funds	5,056.4	4,501.8	4,062.0
Total AUM	$27,725.9	$27,035.8	$26,650.0

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Balance at beginning of period	$27,035.8	$26,650.0	$26,646.7
Deposits	3,162.1	3,224.4	3,044.7
Surrenders, benefits and product charges	(3,268.5)	(3,350.5)	(4,115.1)
Net flows	(106.4)	(126.1)	(1,070.4)
Interest credited and investment performance	796.5	511.9	1,073.7
Balance as of end of period	$27,725.9	$27,035.8	$26,650.0

Annuities - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues

Net investment income and net realized gains increased $1.5 million from $1,068.1 million to $1,069.6 million primarily due to increases in prepayment fee income and alternative investment income including proceeds from the Lehman Recovery, as well as higher investment income resulting from the growth of FIAs. Partially offsetting these items was lower investment income due to lower AR/MYGA general account assets resulting from the continued product runoff, and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $3.2 million from $63.6 million to $66.8 million primarily due to growth in assets of investment-only products.

Premiums decreased $14.4 million from $116.4 million to $102.0 million primarily due to lower premiums in immediate annuities with life contingencies, which corresponds to lower interest credited and other benefits to contract/policyholders.
Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $21.0 million from $697.9 million to $676.9 million primarily driven by the change in the mix of business between AR/MYGAs and FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs, a decrease in payout reserves resulting from a decrease in immediate annuities with life contingencies, and a decrease in sales inducements amortization related to annual assumption updates. These favorable changes were partially offset by unfavorable changes in payout reserves related to valuation model refinements, primarily due to the impact of favorable adjustments in the prior period, as well as unfavorable adjustments in the current period.

Operating expenses increased $8.2 million from $152.3 million to $160.5 million primarily due to distribution and information technology expenses to support business activities, as well as higher mutual fund and FIA commissions.

Net amortization of DAC/VOBA decreased $74.3 million from $169.4 million to $95.1 million primarily due to favorable DAC/VOBA unlocking mainly as a result of annual assumption updates and lower amortization rates.

Operating earnings before taxes increased $78.2 million from $243.0 million to $321.2 million primarily due to favorable DAC/VOBA and other intangible unlocking resulting from annual assumption updates and lower amortization rates, higher prepayment fee income and alternative investment income including proceeds from the Lehman Recovery, as well as improved margins related to the shift in the mix of business from AR/MYGAs to FIAs. Partially offsetting these items were higher operating expenses and unfavorable changes in payout reserves related to valuation model refinements.

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

Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$857.2	$879.4	$885.1
Fee income	1,208.5	1,172.4	1,111.6
Premiums	445.8	548.0	699.6
Other revenue	16.0	16.9	21.5
Total operating revenues	2,527.5	2,616.7	2,717.8
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,973.3	1,923.3	2,115.6
Operating expenses	329.8	351.8	359.2
Net amortization of DAC/VOBA	165.8	168.9	5.7
Total operating benefits and expenses	2,468.9	2,444.0	2,480.5
Operating earnings before income taxes	$58.6	$172.7	$237.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
DAC/VOBA and other intangibles unlocking(1)(2)	$(143.5)	$(38.4)	$(10.2)
Net gain from Lehman Recovery	8.0	—	—
Gain on reinsurance recapture	—	—	20.0
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2)Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other  intangibles unlocking for the year ended December 31, 2016 (and included in Net gain from Lehman Recovery).

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2016, 2015 and 2014, of $(109.0) million, $(23.0) million and $(9.5) million, respectively. The net unfavorable unlocking in 2016 was driven primarily by changes in portfolio yields and reinsurer rate increases. The unlocking in 2015 was driven primarily by higher persistency on less profitable policies.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Fee income	$9.0	$14.7	$(17.6)
Interest credited and other benefits to contract owners/policyholders	(105.5)	(19.8)	(115.7)
Net amortization of DAC/VOBA	(12.5)	(17.9)	123.8
Total	$(109.0)	$(23.0)	$(9.5)

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Sales by Product Line:
Universal life:
Indexed	$79.9	$71.8	$49.8
Accumulation	5.0	5.1	9.8
Guaranteed	0.1	0.1	0.1
Total universal life	85.0	77.0	59.7
Variable life	3.7	5.5	7.2
Whole life	—	—	0.1
Term	11.7	17.8	28.0
Total sales by product line	$100.4	$100.3	$95.0

Total gross premiums and deposits	$1,798.3	$1,877.2	$2,014.7
End of period:
In-force face amount	$347,070.3	$357,220.0	$475,815.7
In-force policy count	886,357	926,918	1,124,771
New business policy count (paid)	15,124	20,220	30,548

Effective October 1, 2014, we disposed of, via reinsurance, a block of in-force term life contracts (the "Fourth Quarter 2014 Reinsurance Transaction"). Effective October 1, 2015, we also disposed of, via reinsurance, a block of in-force term life contracts ("Fourth Quarter 2015 Reinsurance Transaction", collectively the “Fourth Quarter 2014 and 2015 Reinsurance Transactions”).

Consistent with our practice to exclude business (including blocks of business) exited via reinsurance or divestment from Operating earnings before income taxes and from Operating revenues, beginning in the period in which the transactions became effective, the revenues and expenses of these reinsured blocks of business are excluded from these metrics. See Liquidity and Capital Resources-Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Individual Life - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues

Net investment income and net realized gains decreased $22.2 million from $879.4 million to $857.2 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance transaction. Excluding this impact, investment income increased due to higher alternative investment income including proceeds from the Lehman Recovery in the current period, partially offset by lower prepayment fee income and the impact of the continued low interest rate environment on reinvestment rates.

Fee income increased $36.1 million from $1,172.4 million to $1,208.5 million primarily due to an increase in cost of insurance fees on the aging in-force universal life block, higher net contractual charges driven by higher universal life premiums and the net favorable impact of intangible unlocking primarily due to prospective assumption changes.

Premiums decreased $102.2 million from $548.0 million to $445.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.
Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $50.0 million from $1,923.3 million to $1,973.3 million primarily due to higher unfavorable intangible unlocking from annual assumption updates in the current period, unfavorable net mortality driven by higher severity in the current period compared to favorable mortality and favorable reserve refinements in the prior period that did not reoccur, partially offset by the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Operating expenses decreased $22.0 million from $351.8 million to $329.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction.

Net amortization of DAC/VOBA decreased $3.1 million from $168.9 million to $165.8 million primarily due to the impact of the Fourth Quarter 2015 Reinsurance Transaction. Excluding this impact, net amortization of DAC/VOBA increased due to an unfavorable variance in DAC/VOBA unlocking from prospective assumption changes. In addition, a favorable variance in amortization was partially offset by unfavorable DAC/VOBA unlocking on the universal life block, both of which were driven by lower gross profits.

Operating earnings before income taxes

Operating earnings before income taxes decreased $114.1 million from $172.7 million to $58.6 million primarily due to higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by assumption updates. Excluding the impact of unlocking, Operating earnings before income taxes decreased slightly primarily due to favorable reserve refinements in the prior period that did not reoccur. Additionally, unfavorable changes in net mortality were mostly offset by lower net intangible amortization driven by lower profits on universal life blocks and an increase in the cost of insurance fees on the aging in-force universal life blocks.

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

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders decreased $192.3 million from $2,115.6 million to $1,923.3 million primarily due to the impacts of the Fourth Quarter 2014 and 2015 Reinsurance Transactions, lower unfavorable intangible unlocking primarily related to annual assumption updates and a favorable reserve refinement related to indexed universal life products in the current period. These decreases were partially offset by unfavorable changes in mortality, net of reinsurance, resulting from higher claims severity and the Gain on reinsurance recapture in the prior period.

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

Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$111.1	$108.1	$111.3
Fee income	62.7	68.3	69.6
Premiums	1,446.8	1,336.6	1,196.2
Other revenue	(4.2)	(5.8)	(4.1)
Total operating revenues	1,616.4	1,507.2	1,373.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,169.0	1,050.5	940.7
Operating expenses	305.6	289.1	254.7
Net amortization of DAC/VOBA	15.5	21.5	28.7
Total operating benefits and expenses	1,490.1	1,361.1	1,224.1
Operating earnings before income taxes	$126.3	$146.1	$148.9

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
DAC/VOBA and other intangibles unlocking(1)	$(4.0)	$(4.4)	$(7.8)
Net gain from Lehman Recovery	1.0	—	—
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2016, 2015, and 2014, of $0.7 million, $(2.0) million, and $(1.4) million, respectively. The unlocking in 2016 and 2015 was driven primarily by in-force assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Fee income	$(0.2)	$3.8	$7.7
Net amortization of DAC/VOBA	0.9	(5.8)	(9.1)
Total	$0.7	$(2.0)	$(1.4)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Sales by Product Line:
Group life	$61.2	$53.6	$54.2
Group stop loss	236.6	269.9	225.2
Other group products	35.5	27.4	18.1
Total group products	333.3	350.9	297.5
Voluntary products	56.4	37.5	40.8
Total sales by product line	$389.7	$388.4	$338.3

Total gross premiums and deposits	$1,643.0	$1,529.1	$1,374.2
Total annualized in-force premiums	1,713.9	1,603.9	1,406.4

Loss Ratios:
Group life (interest adjusted)	77.2%	75.6%	76.1%
Group stop loss	78.4%	71.5%	69.6%

Employee Benefits - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating revenues

Net investment income and net realized gains increased $3.0 million from $108.1 million to $111.1 million primarily driven by higher prepayment fee income and higher alternative investment income, including proceeds from the Lehman Recovery in the current period.

Fee income decreased $5.6 million from $68.3 million to $62.7 million primarily due to the impact of intangible unlocking in the unearned revenue reserve resulting from annual assumption updates.

Premiums increased $110.2 million from $1,336.6 million to $1,446.8 million primarily due to increased block size across stop loss, voluntary and group life product lines.

Operating benefits and expenses

Interest credited and other benefits to contract owners/policyholders increased $118.5 million from $1,050.5 million to $1,169.0 million primarily due to higher group stop loss and group life benefits associated with growth of the business and favorable loss ratio experience in the prior period that did not reoccur, partially offset by a favorable reserve refinement in the current period.

Operating expenses increased $16.5 million from $289.1 million to $305.6 million million primarily due to higher commissions associated with growth of the business.

Net amortization of DAC/VOBA decreased $6.0 million from $21.5 million to $15.5 million primarily due to favorable DAC/VOBA unlocking resulting from annual assumption updates, partially offset by higher terminated cases in the current period.

Operating earnings before income taxes

Operating earnings before income taxes decreased $19.8 million from $146.1 million to $126.3 million primarily due to higher benefits incurred and higher commissions, partially offset by higher premiums driven by growth of the business and favorable reserve refinement in the current period. The current period group stop loss and group life ratios are within the expected range although higher than the prior period.

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

Corporate

The following table presents Operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating revenues:
Net investment income and net realized gains (losses)	$102.8	$133.1	$187.5
Fee income	—	0.5	—
Premiums	2.8	2.7	6.8
Other revenue	2.5	0.1	(0.3)
Total operating revenues	108.1	136.4	194.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	54.4	29.1	52.9
Operating expenses	216.3	155.1	97.8
Net amortization of DAC/VOBA	—	—	0.4
Interest Expense	186.8	189.0	188.6
Total operating benefits and expenses	457.5	373.2	339.7
Operating earnings before income taxes	$(349.4)	$(236.8)	$(145.7)

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Strategic Investment Program	$117.4	$79.5	$—
Amortization of intangibles	36.0	36.6	35.6
Other	62.9	39.0	62.2
Total Operating expenses	$216.3	$155.1	$97.8

Corporate - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating earnings before income taxes decreased $112.6 million from a loss of $236.8 million to a loss of $349.4 million primarily related to higher Operating expenses as a result of higher spending in our Strategic Investment Program and other operating expenses, including net compensation adjustments as well as higher legal reserves for several litigation and regulatory matters that were included within our prior periods disclosures of reasonably possible losses in excess of reserves. In addition, losses in our run-off blocks of business included higher Interest credited and other benefits to contract owners/policyholders primarily due to accelerated amortization of deferred interest costs associated with the early termination of certain FHLB funding agreements in the current period, lower Net investment income and net realized gains (losses) primarily due to declines in the block size of GICs and funding agreements, and lower earnings as a result of the Second Quarter 2015 Reinsurance Transaction (Defined in Liquidity and Capital Resources-Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K).

Corporate - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating earnings before income taxes decreased $91.1 million from a loss of $145.7 million to a loss of $236.8 million primarily related to $79.5 million of expenses associated with our Strategic Investment Program and higher incremental interest expense related to contingent capital. These items were partially offset by lower other operating expenses, including a lower accrual for a contingency compared to the prior period. Net investment income and net realized gains (losses) and Interest credited and other benefits to contract owners/policyholders decreased primarily due to losses in our run-off blocks of business from declines in the block size of GICs and funding agreements. In addition, Net investment income and net realized gains (losses) decreased due to lower accretion income on impaired assets, and Interest credited and other benefits to contract owners/policyholders decreased due to unfavorable changes in the group reinsurance business, partially offset by costs related to the accelerated amortization of deferred interest costs associated with early terminations of FHLB funding agreements occurring in the prior period that did not reoccur in the current period.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Revenues:
Net investment income	$285.5	$231.1	$163.2
Fee income	991.9	1,118.3	1,251.7
Premiums	687.0	416.2	522.2
Net realized capital gains (losses)	(671.7)	(188.1)	(689.7)
Other revenue	3.5	7.0	14.6
Total revenues	1,296.2	1,584.5	1,262.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,728.5	1,275.9	994.8
Operating expenses and interest expense	392.6	431.5	473.6
Net amortization of DAC/VOBA	130.1	50.4	32.8
Total benefits and expenses	2,251.2	1,757.8	1,501.2
Income (loss) before income taxes	$(955.0)	$(173.3)	$(239.2)

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Net gains (losses) related to incurred guaranteed benefits and Variable Annuity Hedge Program, excluding nonperformance risk	$(1,501.7)	$(1,114.8)	$(1,575.3)
Gain (loss) due to nonperformance risk(1)	75.4	71.9	327.7
Net investment gains (losses)	19.5	(15.1)	(0.4)
DAC/VOBA and other intangibles unlocking and loss recognition (2)	(103.0)	1.7	34.4
(1) Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further detail.
(2) During the year ended December 31, 2016, we recorded loss recognition in our CBVA segment of $321.0 million before income taxes, of which $103.8 million is included in DAC/VOBA and other intangibles unlocking.

The following table presents AUM for our CBVA segment as of the dates indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
AUM:
General account	$5,207.6	$3,410.4	$2,556.3
Separate account	32,535.3	35,141.4	40,657.9
Total AUM	$37,742.9	$38,551.8	$43,214.2

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Balance as of beginning of period	$35,575.8	$41,132.0	$44,788.2
Deposits	81.1	123.8	170.4
Surrenders, benefits and product charges	(4,312.5)	(4,659.0)	(5,593.7)
Net flows	(4,231.4)	(4,535.2)	(5,423.3)
Interest credited and investment performance	1,618.0	(1,021.0)	1,767.1
Balance as of end of period	32,962.4	35,575.8	41,132.0

End of period contracts in payout status	4,780.5	2,976.0	2,082.2
Total balance as of end of period(1)	$37,742.9	$38,551.8	$43,214.2
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.
Closed Block Variable Annuity - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Loss before income taxes increased $781.7 million from $173.3 million to $955.0 million. Annual assumption updates and revisions to projection model inputs implemented during the current period resulted in a loss of $95.5 million, compared to a loss of $86.0 million in the prior period. The $95.5 million loss included an unfavorable $250.2 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumptions, driven by a favorable update to utilization rates on guaranteed minimum withdrawal benefits with life payouts ("GMWBL") contracts, partially offset by an unfavorable update to lapse rates. The prior period loss of $86.0 million included an unfavorable $43.0 million resulting from policyholder behavior assumption updates, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long term volatility.

The current period results also included net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, which increased to a loss of $1,501.7 million in the current period compared to a loss of $1,114.8 million in the prior period. The $386.9 million unfavorable variance was primarily due to the favorable equity market performance in the current period, as well as lower fund returns relative to that market performance. In addition, unfavorable variances related to interest rates and volatility contributed to the increase in losses. Partially offsetting this loss is a favorable variance of $3.5 million related to changes in the fair value of guaranteed benefit reserves related to nonperformance risk, from $71.9 million in the prior period to $75.4 million in the current period. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

During the current period, our CBVA segment incurred loss recognition of $321.0 million including the establishment of a premium deficiency reserve of $217.2 million related to certain payout contracts. The loss recognition was primarily due to declining portfolio yields resulting from investing new assets in the continuing low interest rate environment, where new money yields remain below those of maturing assets. In addition, loss recognition included the write-down of the value of DAC/VOBA and sales inducements by $103.8 million due to an increase in interest rates during the current period, which reduced the present value of expected gross profits relative to the DAC/VOBA balances.

In addition, lower fee income was partially offset by lower operating expenses as a result of the continued run off of the block, and higher net investment income was primarily due to higher general account AUM. Higher premiums associated with the annuitization of life contingent contracts were offset by corresponding reserve increases in Interest credited to contract owners/policyholders.

Closed Blocks Variable Annuity - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program decreased to a loss of $1,114.8 million in the current period compared to a loss of $1,575.3 million in the prior period. The $460.5 million favorable variance was primarily due to the impacts of interest rate movements and unfavorable equity market performance in the current period, partially offset by unfavorable impacts of assumption changes, mentioned above, as well as high volatility. The focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market scenarios on capital resources, rather than mitigating earnings volatility.

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

Closed Block Variable Annuity - Regulatory and rating agencies Capital Management

Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. As of December 31, 2016, our estimated assets available to support the guarantees in the variable annuity block were $5.0 billion, which included $4.5 billion of assets backing our regulatory reserves associated with these guarantees. Rating agency capital is based on a Conditional Tail Expectation (“CTE”), which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s (“S&P”) model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. As of December 31, 2016, we held rating agency capital that was sufficient at the S&P CTE95 standard.

For further information about our sensitivities to interest rates and equity market risks, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds. The investment income on alternative investments shown below for the periods stated excludes the net investment income from Lehman Recovery/LIHTC.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2016, 2015 and 2014, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Retirement:
Alternative investment income	$16.2	$9.2	$28.8
Average alternative investments	438.4	406.7	310.6
Investment Management:
Alternative investment income(1)	(10.7)	1.1	19.7
Average alternative investments	181.4	186.9	145.3
Annuities:
Alternative investment income	8.8	5.0	25.0
Average alternative investments	263.5	257.1	199.6
Individual Life:
Alternative investment income	8.1	5.3	19.8
Average alternative investments	188.3	171.9	143.0
Employee Benefits:
Alternative investment income	1.7	0.8	3.2
Average alternative investments	41.7	41.1	29.5
Corporate:(2)
Alternative investment income	—	3.6	20.8
Average alternative investments	5.7	53.9	139.9
Total Voya Financial, Inc.:(3)
Alternative investment income	$24.1	$25.0	$117.3
Average alternative investments	$1,119.0	$1,117.6	$967.9
(1) Includes a reversal of previously accrued carried interest in the year ended December 31, 2016 as a result of declines in the market value of a sponsored private equity fund.
(2) Effective in the second quarter of 2015, approximately $110 million of alternative assets previously allocated to excess capital in Corporate was allocated to all segments in proportion to each segment’s target statutory capital.
(3) Our CBVA segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within investment income.

DAC/VOBA and Other Intangibles Unlocking

Changes in Operating earnings before income taxes and net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR") (collectively, “DAC/VOBA and other intangibles”). For Individual Life, changes in Operating earnings before income taxes and net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

We amortize DAC/VOBA and other intangibles related to universal life-type contracts and fixed and variable deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits for each of our segments except for the CBVA segment. Net cost of reinsurance is amortized in a similar manner. For deferred annuity contracts within the CBVA segment, we amortize DAC/VOBA and other intangibles in relation to the emergence of estimated gross revenues.

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

Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with all our segments except CBVA.

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the year ended December 31, 2016, our reviews resulted in loss recognition in our CBVA segment of $321.0 million before income taxes, of which $85.1 million and $18.7 million related to DAC/VOBA and DSI, respectively. There was no loss recognition for 2015 and 2014. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

During the third quarter of 2016, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management segment and Corporate, for which assumption reviews are not relevant). As a result of this review, we made a number of changes to our assumptions resulting in a net unfavorable impact of $144.9 million to Operating earnings before income taxes in the current period, compared to an unfavorable impact of $82.0 million in the third quarter of 2015 and an unfavorable impact of $19.3 million in the third quarter of 2014. These are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Retirement	$(65.6)	$(37.2)	$(30.0)
Annuities	91.5	12.5	26.4
Individual Life	(143.5)	(38.4)	(10.2)
Employee Benefits	(4.0)	(4.4)	(7.8)
Total DAC/VOBA and other intangibles unlocking(1)(2)(3)	$(121.6)	$(67.5)	$(21.6)
(1) Includes unlocking related to cost of reinsurance and secondary and paid-up guarantees.
(2) Includes the impacts of the annual review of assumptions.
(3) Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other intangibles unlocking for the year ended December 31, 2016.

In addition, we have DAC/VOBA and other intangibles unlocking that corresponds to items excluded from Operating earnings before income taxes, such as the results of our CBVA segment, investment gains (losses) and net guaranteed benefits hedging gains (losses).

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Year Ended December 31,
($ in millions)	2016	2015	2014
CBVA (1)	$(103.0)	$1.7	$34.4
All other segments	(37.4)	(74.8)	81.6
Total DAC/VOBA and other intangibles unlocking (2)	$(140.4)	$(73.1)	$116.0
(1) Includes a portion of loss recognition for the year ended December 31, 2016 for the $103.8 million write-down of DAC/VOBA and other intangibles.
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

Parent Company Sources and Uses of Liquidity

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.'s access to the $750.0 million revolving credit sublimit of its Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Beginning cash and cash equivalents balance	$378.1	$682.1	$640.2
Sources:
Proceeds from loans from subsidiaries, net of repayments	10.5	—	—
Dividends and returns of capital from subsidiaries	977.0	1,708.5	902.0
Repayment of loans to subsidiaries, net of new issuances	52.2	—	42.4
Proceeds from 2026 Notes offering	498.6	—	—
Proceeds from 2046 Notes offering	299.6	—	—
Amounts received from subsidiaries under tax sharing agreements, net	—	109.2	248.4
Other, net	5.9	—	16.2
Total sources	1,843.8	1,817.7	1,209.0
Uses:
Repurchase of Senior Notes	659.8	—	—
Premium paid and other fees related to debt extinguishment	84.0	—	—
Payment of interest expense	156.2	143.5	141.1
Capital provided to subsidiaries	215.0	—	150.0
New issuances of loans to subsidiaries, net of repayments	—	161.2	—
Amounts paid to subsidiaries under tax sharing arrangements, net	67.9	—	—
Payment of income taxes, net	64.1	77.1	42.8
Debt issuance costs	16.0	6.8	16.8
Common stock acquired - Share repurchase	687.2	1,486.6	789.4
Share-based compensation	6.5	4.5	16.9
Dividends paid	8.0	9.0	10.1
Acquisition of short term investments	—	212.0	—
Other, net	—	21.0	—
Total uses	1,964.7	2,121.7	1,167.1
Net (decrease) increase in cash and cash equivalents	(120.9)	(304.0)	41.9
Ending cash and cash equivalents balance	$257.2	$378.1	$682.1

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. As of December 31, 2016, we are authorized to repurchase shares up to an aggregate purchase price of $633.3 million, with such authorization expiring (unless subsequently extended) December 31, 2017.

During the year ended December 31, 2014, we repurchased 19,447,847 shares of our common stock from ING Group for an aggregate purchase price of $725.0 million, 1,125,558 shares of our common stock in open market repurchases for an aggregate purchase price of $39.4 million and 655,457 shares of our common stock under an accelerated share repurchase arrangement for an aggregate purchase price $25.7 million.

During the year ended December 31, 2015, we repurchased 13,599,274 shares of our common stock from ING Group for an aggregate purchase price of $600.0 million, 14,960,463 shares of our common stock in open market repurchases for an aggregate purchase price of $640.3 million and 5,788,306 shares of our common stock under an accelerated share repurchase arrangement for an aggregate purchase price of $250.0 million.

During the year ended December 31, 2016, we repurchased 11,313,031 shares of our common stock in open market repurchases for an aggregate purchase price of $337.0 million and 5,690,254 shares of our common stock under a share repurchase arrangement with a third-party financial institution for an aggregate purchase price of $150.0 million. In addition, on November 3, 2016, we entered into a further share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $200.0 million during the fourth quarter of 2016, and received delivery of 5,216,025 shares during the first quarter of 2017. This share repurchase arrangement reduced the remaining amount of our share repurchase authorization to $633.3 million as of December 31, 2016.

The following table summarizes our return of capital to common shareholders:

($ in millions)	Year Ended December 31,
	2016	2015	2014
Dividends to shareholders	$8.0	$9.0	$10.1
Repurchase of common shares	487.0	1,490.3	790.1
Total capital returned to shareholders	$495.0	$1,499.3	$800.2

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

We did not have any short-term debt borrowings outstanding as of December 31, 2016. The following table summarizes our borrowing activities for the year ended December 31, 2016:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,454.9	$798.2	$(708.3)	$(0.2)	$3,544.6
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,459.8	798.2	(708.3)	(0.2)	3,549.5
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,459.8	$798.2	$(708.3)	$(0.2)	$3,549.5

We did not have any short-term debt borrowings outstanding as of December 31, 2015. The following table summarizes our borrowing activities for the year ended December 31, 2015:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,481.6	$—	$(31.2)	$4.5	$3,454.9
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,486.5	—	(31.2)	4.5	3,459.8
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,486.5	$—	$(31.2)	$4.5	$3,459.8

As of December 31, 2016, we were in compliance with our debt covenants.

Debt Securities

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 million of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc. Interest is paid semi-annually, in arrears, on each January 15 and July 15.

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes") in a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15.

On July 26, 2013, Voya Financial, Inc. issued $400.0 million of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15.

The 2022 Notes, 2018 Notes and 2043 Notes were the subject of SEC-registered exchange offers during 2013, pursuant to which our registration obligations with respect to each of these series were satisfied.

On June 13, 2016, Voya Financial, Inc. issued $500.0 million of unsecured 3.65% Senior Notes due 2026 (the "2026 Notes") and $300.0 million of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes") in a registered public offering. The 2026 Notes and 2046 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each June 15 and December 15, commencing on December 15, 2016. We used the proceeds of the Notes to repurchase $43.7 million aggregate face amount of the Aetna Notes (as defined below) and $659.8 million aggregate face amount of the 2018 Notes and 2022 Notes on June 20, 2016 through a tender offer.

As of December 31, 2016, Voya Financial, Inc. had an aggregate principal amount outstanding for 2018 Notes, 2022 Notes, 2026 Notes, 2043 Notes and 2046 Notes (collectively, the "Senior Notes") of $2,390.2 million. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the year ended December 31, 2016, Voya Financial, Inc. repurchased $486.8 million and $173.0 million of the outstanding principal amount of the 2022 Notes and the 2018 Notes, respectively, all of which was repurchased in the tender offer described above. In connection with these transactions, we incurred a loss on debt extinguishment of $87.6 million for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750.0 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, at a fixed rate of 5.65% until May 15, 2023. From May 15, 2023, the 2053 Notes bear interest at an annual rate equal to three-month London

Interbank Offered Rates ("LIBOR") plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

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

The 2053 Notes were the subject of an SEC-registered exchange offer during 2013, pursuant to which our registration obligations with respect to the 2053 Notes were satisfied.

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

Aetna Notes

As of December 31, 2016 and December 31, 2015, Voya Holdings had outstanding $145.7 million and $162.9 million principal amount of 7.25% Debentures due August 15, 2023, respectively, $187.6 million and $204.0 million principal amount of 7.63% Debentures due August 15, 2026, respectively, and $93.2 million and $108.0 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13.0 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

During the year ended December 31, 2016, Voya Holdings repurchased $14.8 million, $16.4 million, and $17.3 million of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. During the year ended December 31, 2015, Voya Holdings repurchased $31.1 million of the outstanding principal amount of 7.63% Debentures due August15, 2026 and $0.1 million of the outstanding principal amount of 7.25% Debentures due August 15, 2023. In connection with these transactions, we incurred a loss on debt extinguishment of $17.0 million and $10.1 million for the years ended December 31, 2016 and 2015, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations.

Concurrent with the completion of our Initial Public Offering ("IPO"), we entered into a shareholder agreement with ING Group that governs certain aspects of our continuing relationship. We agreed to reduce the aggregate outstanding principal amount of Aetna Notes to:

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

As of December 31, 2016 and 2015, the outstanding principal amounts of Aetna Notes were $426.5 million and $474.9 million, respectively. For the years ended December 31, 2016 and 2015, the amounts of collateral required to avoid the payment of a fee to ING Group were $126.5 million and $74.9 million, respectively. On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. On December 31, 2015, we deposited $77.0 million of cash collateral into the control account. During the year ended December 31, 2016, we deposited $50.4 million of collateral, increasing the remaining collateral balance to $127.4 million. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

Effective May 6, 2016, we revised the terms of our Amended and Restated Revolving Credit Agreement ("Amended Credit Agreement"), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement") with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750.0 million present in the Amended Credit Agreement remains unchanged.

As of December 31, 2016, there were no amounts outstanding as revolving credit borrowings and $297.2 million of LOCs outstanding under the senior unsecured credit facility.

Other Credit Facilities

We use credit facilities primarily to provide collateral required under our affiliated reinsurance transactions as well as certain third-party reinsurance arrangements to which Security Life of Denver International Limited ("SLDI"), one of our Arizona captives, is a party. We also issue guarantees and enter into financing arrangements in connection with our affiliated reinsurance transactions. These arrangements are primarily designed to facilitate the financing of statutory reserve requirements. By reinsuring business to our captive reinsurance subsidiaries and our Arizona captives, we are able to use alternative sources of collateral to fund the statutory reserve requirements and are generally able to secure longer term financing on a more capital efficient basis.

Effective January 1, 2009, we entered into a master asset purchase agreement (the "MPA") with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. ("SRUS"), Scottish Re Life (Bermuda) Limited ("Scottish Bermuda") and Scottish Re (Dublin) Limited (collectively, "Scottish Re") and Hannover Life Reassurance Company of America ("Hannover US") and Hannover Re (Ireland) Limited ("HLRI") (collectively, "Hannover Re"). Pursuant to the MPA, we recaptured individual life reinsurance business that had previously been reinsured to Scottish Re and immediately ceded 100.0% of such business to Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We refer to this block as the Hannover Re block and its results are reported as part of Corporate.

Prior to September 24, 2015, we were obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re. On September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement ("Buyer Facility Agreement") among Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE, Voya Financial, Inc. and SLDI. Under the Buyer Facility Agreement, the existing collateral, which had been provided by SLDI supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of Security Life of Denver Insurance Company ("SLD"). Consequently, our financing expenses associated with collateral for reinsurance between SLD and SLDI covering individual reinsurance business have been eliminated and, therefore, we anticipate future savings.

We may also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Roaring River II, Inc. ("RRII"), one of our Arizona captives, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. With respect to the CBVA segment liabilities, as of December 31, 2016, there were no LOC requirements or LOCs issued, as the statutory reserves were fully supported by assets in trust.

In addition to the $3.0 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $56.9 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.0 billion of credit facilities were utilized as of December 31, 2016. As of December 31, 2016, the capacity of our unsecured and uncommitted credit facilities totaled $300.5 million and the capacity of our unsecured and committed credit facilities totaled $5.5 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of December 31, 2016:

($ in millions)
Obligor / Applicant	Business Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Estimated amount of Collateral Required	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	05/06/2021	$2,250.0	$297.2	$297.2	$1,952.8
	Individual Life					286.5	286.5
	Other					10.7	10.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	164.0	164.0	11.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	300.0	233.6	233.6	66.4
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	0.5	0.5	0.5	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	0.7	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425.0	281.4	281.4	143.6
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	295.7	295.7	269.3
Voya Financial, Inc. / SLDI	Individual Life/Other	Unsecured	Uncommitted	12/12/2017	300.0	300.0	300.0	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/15/2017	600.0	600.0	600.0	—
Voya Financial, Inc.	Individual Life/Other	Unsecured	Committed	12/09/2021	195.0	195.0	195.0	—
Total					$5,990.5	$3,038.1	$3,038.1	$2,943.1

Total fees associated with credit facilities, including our senior unsecured credit facility, for the years ended December 31, 2016, 2015 and 2014 were $46.0 million, $89.3 million and $120.6 million, respectively. The reduction in expenses associated with credit facilities during the year ended December 31, 2016 is primarily attributed to the elimination of fees associated the Individual Reinsurance business upon the completion of the Hannover Note facility in September 2015 and the unwind of the financing arrangement associated with certain term life business sold to Reinsurance Group of America, Inc., ("RGA") during the fourth quarter of 2015.

The following summarizes the activity for our credit facilities for the year ended December 31, 2016.

•
Effective April 15, 2016, SLDI, Voya Financial, Inc. and Voya Holdings entered into a $300.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with affiliated reinsurance treaties reinsured to SLDI.

•
Effective December 9, 2016, Voya Financial, Inc. and Voya Holdings entered into a $195.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with affiliated reinsurance treaties.

124

•
Effective December 15, 2016, SLDI and Voya Financial, Inc. entered into a $600.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with an affiliated reinsurance treaty covering Individual Life business reinsured to SLDI.

In addition, effective January 20, 2017, Voya Financial, Inc. and Voya Holdings entered into an additional $195.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with reinsurance treaties.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of December 31, 2016. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
Voya Financial, Inc.	Credit Facility	XXX	05/06/2021	$286.5	$286.5	$286.5
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	281.4	281.4
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	295.7	295.7
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0	475.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	12/12/2017	255.0	255.0	255.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX	12/15/2017	600.0	600.0	600.0
Voya Financial, Inc.	LOC Facility	XXX	12/09/2021	195.0	195.0	195.0
Total				$2,996.5	$2,583.6	$2,583.6

The peak financing requirement for the Individual Life block is expected to reach approximately $4.2 billion during the period 2020 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$164.0	$164.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—	—
Total				$675.0	$164.0	$164.0

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization	Estimated amount of Collateral Required
SLDI	LOC Facility	XXX/AG38	10/29/2023	$300.0	$233.6	$233.6
Total				$300.0	$233.6	$233.6

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of December 31, 2016, such facilities provided for up to $2.6 billion of capacity, of which $1,652.1 million was utilized.

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

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV") to provide up to $565.0 million of statutory reserve financing through a trust note which matures December 31, 2028. At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $78.6 million of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and $45.0 million of capital to be maintained in Roaring River IV for a total of $123.6 million. This amount will vary over time based on a percentage of Roaring River IV in force life insurance. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

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

Voya Financial, Inc. guarantees the obligations of one of its subsidiaries, Voya Financial Products Inc. ("VFP"), under a credit default swap arrangement under which VFP has written credit protection in the notional amount of $1.0 billion with respect to a portfolio of investment grade corporate debt instruments.

Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note issued pursuant to the agreement, if SLD or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of December 31, 2016 is $24.8 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

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

Effective December 15, 2016, Voya Financial, Inc. entered into a $600.0 million guaranty agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

We did not recognize any asset or liability as of December 31, 2016 in relation to intercompany indemnifications and support agreements. As of December 31, 2016, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Securities Lending

We engage in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2016 and 2015, the fair value of loaned securities was $1,403.8 million and $466.4 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, collateral retained by the lending agent and invested in liquid assets on our behalf was $535.9 million and $484.4 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $535.9 million and $484.4 million, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2016 and 2015, we did not have any securities pledged under reverse repurchase agreements.

The primary risk associated with short-term collateralized borrowings is that the counterparty will be unable to perform under the terms of the contract. Our exposure is limited to the excess of the net replacement cost of the securities over the value of the short-

term investments. We believe the counterparties to the dollar rolls, repurchase and reverse repurchase agreements are financially responsible and that the counterparty risk is minimal.

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

Our maximum borrowing capacity under these credit facilities was $21.8 billion as of December 31, 2016 and 2015, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs' credit assessment. As of December 31, 2016 and 2015, we had $0.3 billion and $1.3 billion in non-putable funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, we had assets with a market value of approximately $0.4 billion and $1.5 billion, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2016, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2016, Voya Financial, Inc. had $10.5 million in outstanding borrowings from subsidiaries and had loaned $278.0 million to its subsidiaries.

Collateral - Derivative Contracts

Under the terms of our over-the-counter ("OTC") Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. ("ISDA") agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016, we held $809.1 million and $257.3 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, we held $640.9 million and $195.9 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, we delivered $753.3 million of securities and held $71.7 million of securities as collateral. As of December 31, 2015, we delivered $646.2 million of securities and held $24.8 million of securities as collateral.

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

Additionally, ratings of the Aetna Notes, which are guaranteed by ING Group, are influenced by ING Group’s ratings. A change in the credit ratings of ING Group could result in a change in the ratings of these securities, as occurred during April 2016.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb+ (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb+ (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bbb- (4 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR*	NR	NR	NR
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating(3)	NR	A+	Baa1 (4 of 9)	A- (3 of 9)
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

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies.

Rating agencies use an "outlook" statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. On November 15, 2016, Moody’s revised its outlook for the US life insurance industry to negative from stable. The outlook change reflects Moody's expectation for fundamental business conditions in the industry over the next 12 to 18 months including increasing pressures on life insurers' profits, due to low interest rates, coupled with key shifts in their regulatory and business environments. For a particular company, an outlook generally indicates a medium- or long-term trend in credit fundamentals, which if continued, may lead to a rating change.

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2015 through December 31, 2016 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•
On November 17, 2016, A.M. Best affirmed the financial strength rating of A of the key operating entities of Voya Financial, Inc. with a Stable outlook. Concurrently, A.M. Best upgraded Voya’s Long-Term Issuer Credit Rating to bbb+ from bbb as well as its Senior Unsecured Debt rating. Voya Financial, Inc.’s junior subordinated debt rating was also upgraded to bbb- from bb+. The outlook of these Credit Ratings were revised to Stable from Positive.

•
On September 20, 2016, Fitch affirmed Voya Financial, Inc.'s long-term issuer credit rating, senior debt ratings and junior subordinated debt rating. Fitch also affirmed the financial strength ratings of the key operating entities. The rating outlook for all ratings is Stable.

•
On June 29, 2016, S&P affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating entities were also affirmed. All ratings were assigned a Stable outlook.

•	On June 13, 2016, the following rating actions were taken upon the issuance of the 2026 Notes and 2046 Notes:
◦S&P assigned its BBB issue-level rating to the 2026 Notes and 2046 Notes with an outlook Stable.
◦Moodys assigned a Baa2 senior unsecured debt rating to the 2026 Notes and 2046 Notes with an outlook Stable.
◦Fitch assigned a BBB senior unsecured debt rating to the 2026 Notes and 2046 Notes with an outlook Stable.

◦A.M. Best assigned issue ratings of bbb to the 2026 Notes and 2046 Notes with an outlook Positive.

•
On April 15, 2016, Fitch upgraded the ratings of the Aetna Notes, which are guaranteed by ING Group, to A+ from A. The outlook is Stable. The upgrade is a result of Fitch upgrading, on April 14, 2016, the long-term issuer debt rating of ING Group to A+ from A, outlook Stable.

•
On April 8, 2016, Fitch affirmed Voya Financial, Inc.'s issuer credit rating and debt ratings. The financial strength ratings of the key operating entities were, also affirmed. All ratings were assigned a Stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of December 31, 2016, no increase in collateral requirements would result from a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of December 31, 2016, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual insurance subsidiary that entered into the reinsurance agreement. If the financial strength ratings of the relevant insurance subsidiary were downgraded in the future, counterparties to the credit facility agreements could in some cases demand collateralization, which could negatively impact overall liquidity. Based on the amount of reinsurance outstanding as of December 31, 2016 and December 31, 2015, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $24.8 million and $25.0 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

In 1998, in order to divest of a block of individual life business, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the reinsurance recoverable on the Consolidated Balance Sheets, $1.6 billion and $1.8 billion as of December 31, 2016 and 2015, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

On December 31, 2004, we reinsured the individual life reinsurance business (and sold certain systems and operating assets used in the individual life reinsurance business) to Scottish Re on a 100% coinsurance basis (the "2004 Transaction") through our wholly owned subsidiaries, SLD and SLDI. As part of the 2004 Transaction, the ceding commission (net of taxes), along with other reserve assets, was placed in trust for our benefit to secure Scottish Re's obligations as reinsurers of the acquired business.

On November 19, 2008, an existing reinsurance agreement between SRUS and Ballantyne Re, concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that we were substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of trust assets connected with the Ballantyne Re facility. The trust assets support the reserve requirements of the business transferred from SLD to Ballantyne Re. As of December 31, 2016, trust assets with a market value of $958.9 million supported reserves of $260.7 million.

Effective January 1, 2009, we entered into the MPA with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $1.9 billion and $2.4 billion as of December 31, 2016 and 2015, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement.

Effective October 1, 2014, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") for $448.1 million. We will continue to administer and service the policies. On October 1, 2014, there were $1.5 billion of statutory reserves on approximately $100.0 billion of in-force life insurance. During the year ended December 31, 2014, we recognized a non-operating loss, before income taxes, of $89.4 million, composed of $32.8 million in Other net realized capital gains on assets included in the transaction, $11.4 million related to intent impairments and $110.8 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $499.0 million and $517.8 million, respectively.

Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5 million (the "Second Quarter 2015 Reinsurance Transaction"). On April 1, 2015, there were $290.0 million of statutory reserves. In connection with this transaction, we recognized a non-operating loss, before income taxes, of $39.2 million primarily related to intent impairments of assets included in the transaction and other transactions costs in the Consolidated Statement of Operations. As of December 31, 2016 and December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $198.0 million and $263.4 million, respectively.

Effective October 1, 2015, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company. We will continue to administer and service the policies. On October 1, 2015, there were approximately $1.4 billion of statutory reserves on approximately $90.0 billion of in-force life insurance. During the year ended December 31, 2015, we recognized a non-operating loss, before income taxes, of $109.8 million, composed of $13.7 million in Other net realized capital gains on assets included in the transaction, $3.6 million related to intent impairments and $119.9 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2016 and December 31, 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $452.3 million and $462.3 million, respectively .

For additional information regarding our reinsurance recoverable balances, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado, are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. Our principal insurance subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2017. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our principal insurance subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

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

The following table summarizes dividends permitted to be paid by our principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
($ in millions)	2017	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$278.9	$447.5	$394.1
Voya Retirement Insurance and Annuity Company (CT)	265.9	364.1	321.8
Security Life of Denver Insurance Company (CO)	73.6	54.9	111.6
ReliaStar Life Insurance Company (MN)	—	—	194.2

The following table summarizes dividends and extraordinary distributions paid by each of the Company's principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
($ in millions)	2016	2015	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$373.0	$394.0	$—	$98.0
Voya Retirement Insurance and Annuity Company (CT)	278.0	321.0	—	—
Security Life of Denver Insurance Company (CO)	54.0	111.0	—	130.0
ReliaStar Life Insurance Company (MN)	—	194.0	100.0	280.0

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2016 and 2015, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $189.5 million and $165.5 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned principal insurance subsidiaries is subject to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. The Company’s estimated RBC ratio on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, was approximately 493% as of December 31, 2016.

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

The following table summarizes the statutory capital and surplus of our principal insurance subsidiaries as of the dates indicated:

	As of December 31,
($ in millions)	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$1,906.2	$2,074.8
Voya Retirement Insurance and Annuity Company (CT)	1,959.3	2,030.2
Security Life of Denver Insurance Company (CO)	897.1	858.3
ReliaStar Life Insurance Company (MN)	1,662.0	1,609.2

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

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2016			As of December 31, 2015
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,373.4	$6,766.5	493%	$1,414.0	$6,859.6	485%

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

Captive Reinsurance Subsidiaries

Our captive reinsurance subsidiaries provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity and reserve requirements. Each of our captive reinsurance subsidiaries, that is domiciled in Missouri, is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $577.1 million and $590.6 million as of December 31, 2016 and 2015, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $352.2 million and $351.5 million as of December 31, 2016 and 2015, respectively.

Our Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements including the living benefit guarantees under the Company's CBVA segment. Arizona state insurance statutes and regulations require our Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on our Arizona captives Shareholder's equity as of December 31, 2016 and 2015. In addition, our Arizona captives obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $441.1 million and $456.6 million as of December 31, 2016 and 2015, respectively, but has no effect on our Consolidated total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves. Additionally, RRII has obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of business from a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. net of related federal income taxes, as a separate component of Shareholder's equity. The effect of the permitted practice was to increase RRII's Shareholder's equity by $2,466.9 million as of December 31, 2016, but has no effect on SLDI or our Consolidated total shareholders' equity.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, our Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. Our Arizona captives do not expect to make any dividend payments during calendar year 2017 and did not make any in 2016.
Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries and our Arizona captives are primarily related to potential regulatory changes. In June 2014, the NAIC adopted a new regulatory framework for captives assuming business governed by Regulations XXX or AXXX, called the "Rector Framework". In December 2014, the NAIC adopted Actuarial Guideline 48 which established a new regulatory requirement applicable to XXX and AXXX reserves ceded to reinsurers, including affiliated reinsurers, as the first step in implementing the Rector framework. Actuarial Guideline 48 limits the type of assets that may be used as collateral to back the XXX and AXXX statutory reserves, and is applied prospectively to existing reinsurance transactions that reinsure policies issued on or after January 1, 2015 and new reinsurance transactions entered into on or after January 1, 2015. The purpose of AG48 was to implement the substantive requirements of the Rector Framework, effective January 1, 2015, pending development and adoption by the states of the new Term and Universal Life Insurance Reserve Financing Model Regulation (the "XXX/AXXX Regulation"). The NAIC charged multiple working groups with the responsibility to prepare the XXX/AXXX regulations and in December 2016 the NAIC adopted the XXX/AXXX Regulation and amended AG48 to align its provisions with the XXX/AXXX Regulation. In 2014, the NAIC also considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards ("the Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies Actuarial Guideline 48. In addition, the Standard applies prospectively, so that XXX and AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives. During 2015, the NAIC Financial Conditions (E) Committee (the "E Committee") established the Variable Annuities Issues (E) Working Group ("VAIWG") to oversee the NAIC's effort's to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. In November 2015, upon the recommendation of the VAIWG, the E Committee adopted a Variable Annuities Framework for Change (the "VA Framework for Change") which recommends charges for NAIC working groups to adjust the variable annuity statutory framework applicable to all insurers that have written or are writing variable annuity business. The VA Framework for Change contemplates a holistic set of reforms that would improve the current reserve and capital framework and address root cause issues that result in the use of captive arrangements but would not mandate recapture by insurers of VA cessions to captives. In November 2015, the VAIWG engaged Oliver Wyman ("OW") to conduct a quantitative impact study involving industry participants including the Company, of various reforms outlined in the VA Framework for Change (the “QIS”). OW completed the QIS in July of 2016 and reported its initial findings to the VAIWG in late August. The OW report proposed certain revisions to the current VA reserve and capital framework and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the OW proposal. Following a fourth quarter 2016 public comment period and several meetings on the OW proposal, the VAIWG determined that a second quantitative impact study (the “QIS2”) involving industry participants including the Company, will be conducted by OW. The QIS2 began in February 2017 and is expected to be completed by September 2017, with NAIC deliberations on QIS2 results during the fourth quarter of 2017. Although the QIS2 timetable indicates the VAIWG expects to complete its work in 2017, timing for implementation of changes to the current VA reserve and capital framework remains uncertain.
We cannot predict what revisions, if any, will be made to the XXX/AXXX Regulation or the Standard for application to captives that assume XXX and AXXX business, as states consider their adoption or undertake their implementation, to the VA Framework for Change proposal as a result of QIS and ongoing NAIC deliberations, or to the Standard, if adopted for variable annuity captives. It is also unclear whether these or other proposals will be adopted by the NAIC, or what additional actions and regulatory changes will result from the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies.
Although we do not believe it to be likely, a potential outcome of the continued captives scrutiny and reform efforts by the NAIC and other regulatory bodies is that we will be limited in our ability to achieve desired benefits from using our captive reinsurance subsidiaries to finance statutory reserves subject to Regulations XXX and AG38. The extent of such a limitation would depend on the specific changes to state regulations that are adopted, see "Item 1. Business - Regulation - Financial Regulation - Recent Actions by the NAIC." The VA Framework for Change is a proposal in the early stages of development and given that its final terms are subject to QIS2 and ongoing NAIC deliberations, we cannot predict what impact the final framework would have on our Arizona captives. The Standard, if adopted for variable annuity captives as proposed without grandfathering provisions for existing captive variable annuity reinsurance entities, could also limit our ability to use reinsurance structures involving our Arizona captives. Given the uncertainty around these matters, we are unable to estimate the expected effects on our consolidated operations and financial position of the limitation of the use of our captive reinsurance subsidiaries and our Arizona captives to finance statutory reserves subject to Regulations XXX and AG38 and statutory reserves associated with our reinsured annuity business. If we are limited in our use of captive reinsurance subsidiaries and our Arizona captives on a retroactive basis, the reasonably likely impacts would include early termination fees payable with respect to certain financing structures, higher operating or tax costs, an increase in statutory reserves and diminished capital position. On a prospective basis, limiting the use of captive reinsurance companies could impact the types, amounts and pricing of products we offer and could result in potential reductions in or discontinuance of new term or UL insurance sales, any of which could adversely impact our consolidated results of operations and financial condition. In addition, we cannot be certain that affordable alternative financing would be available.

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

As of December 31, 2016, we had off-balance sheet commitments to acquire mortgage loans of $1,070.3 million and purchase limited partnerships and private placement investments of $1,391.0 million, of which $310.7 million related to consolidated investment entities. As of December 31, 2015, we had off-balance sheet commitments to acquire mortgage loans of $771.9 million and purchase limited partnerships and private placement investments of $970.9 million, of which $225.9 million related to consolidated investment entities.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Consolidated Balance Sheets. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $911.7 million. As of December 31, 2015, we did not retain any securities as collateral.

During 2015, we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500.0 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on this put option agreement.

Aggregate Contractual Obligations

As of December 31, 2016, we had certain contractual obligations due over a period of time as summarized in the following table. The estimated payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Purchase obligations(1)	$2,461.3	$2,324.6	$83.7	$53.0	$—
Reserves for insurance obligations(2)(3)	119,662.4	7,379.6	12,516.1	11,998.8	87,767.9
Retirement and other plans(4)	1,684.8	135.0	290.8	315.3	943.7
Short-term and long-term debt obligations(5)	7,452.4	174.2	1,139.6	300.6	5,838.0
Operating leases(6)	157.9	33.7	43.6	34.4	46.2
Securities lending and repurchase agreements(7)	1,447.6	1,447.6	—	—	—
Total(8)	$132,866.4	$11,494.7	$14,073.8	$12,702.1	$94,595.8
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $119.7 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $92.1 billion recorded on our Consolidated Balance Sheets as of December 31, 2016. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks, with reserves in the amount of $5.0 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $8.3 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(7) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $911.7 million. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.
(8) Unrecognized tax benefits are excluded from the table due to immateriality.

Critical Accounting Judgments and Estimates

General

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 8.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles below for premium deficiency reserve established during 2016.

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

GMAB, GMWB, GMWBL, FIA, IUL, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These embedded derivatives include GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

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

The discount rate used to determine the fair value of the liabilities for our GMAB, GMWB, GMWBL, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the priority of policyholder claims. The table below presents the increase (decrease) to the fair value of these liabilities due to the nonperformance risk adjustment and the gain (loss) due to nonperformance risk as of and for the periods indicated:

($ in millions)	Nonperformance Risk Adjustment			Gain (Loss) due to Nonperformance Risk
	As of December 31,			For the year ended December 31,
	2016(2)	2015(2)	2014(2)	2016	2015	2014
GMAB / GMWB / GMWBL(1)	$(776.3)	$(700.9)	$(629.0)	$75.4	$71.9	$327.7
FIA(1)	(169.2)	(101.4)	(103.9)	67.8	(2.5)	55.0
IUL(1)	(0.8)	(0.7)	—	0.1	0.7	—
Stabilizer(1)	(31.8)	(25.3)	(16.8)	6.5	8.5	19.5
Total	$(978.1)	$(828.3)	$(749.7)	$149.8	$78.6	$402.2
(1) GMAB, GMWB and GMWBL are included in the results of operations of CBVA, FIA is included in the results of operations of Annuities, IUL is included in the results of operations of Individual Life and Stabilizer is included in the results of operations of Retirement.
(2) Represents reduction to liabilities.

The favorable change of $149.8 million from $828.3 million as of December 31, 2015 to $978.1 million as of December 31, 2016 is primarily due to favorable changes in observable credit spreads partially offset by decreases in associated reserves due to model changes and changes in capital markets. The change of $78.6 million from $749.7 million as of December 31, 2014 to $828.3 million as of December 31, 2015 is primarily due to the increases in observable credit spreads and an increase in the associated reserves. The change of $402.2 million from $347.5 million as of January 1, 2014 to $749.7 million as of December 31, 2014 is primarily due to the increases in observable credit spreads and an increase in the associated reserves.

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

Assumptions and Periodic Review

We have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.
Similarly, most of our GMWBL contracts were issued during the period from 2006 to 2009, so our assumptions for withdrawal from contracts with GMWBL benefits may change as experience emerges. In addition, many of our GMWBL contracts contain significant incentives to delay withdrawal, with the GMWBL benefits reaching their maximum rollup over the period from 2016 to 2019. Our experience for GMWBL contracts has recently become more credible; however, it is possible that policyholders may choose to withdraw sooner or later than our current best estimate assumes. We expect customers decisions on withdrawal will be influenced by their financial plans and needs, as well as by market conditions over time, and by the availability and features of competing products.
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

We review overall policyholder experience at least annually (including lapse, annuitization, withdrawal and mortality) and update these assumptions when deemed necessary, based on additional information that becomes available. If policyholder experience is significantly different from that assumed, this could have a significant effect on our reserve levels and related results of operations.

During the third quarters of 2016, 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs.

In our most recent annual review of assumptions related to our CBVA contracts in the third quarter of 2016, annual assumption changes and revisions to projection model inputs resulted in a loss of $95.5 million. This $95.5 million loss included an unfavorable $250.2 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract holders, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $154.7 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization rates on GMWBL contracts, partially offset by an unfavorable update to lapse rates.

Annual assumption changes and revisions to projection model inputs implemented during 2015 resulted in a loss of $86.0 million. This $86.0 million loss included an unfavorable $43.0 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27.4 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70.4 million as a result of updates we made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract holders, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility.

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

As discussed above, our recent changes in lapse assumptions moved our assumptions to be in line with lapse experience over the past three years. Also as described above, future reserve increases in connection with experience updates could be material and adverse to our results of operations or financial condition.

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

For universal life-type contracts and fixed and variable deferred annuity contracts, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles, estimated benefits and related expenses. In subsequent periods, we perform testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

During the year ended December 31, 2016, our reviews resulted in loss recognition in our CBVA segment of $321.0 million, before income taxes, of which $85.1 million and $18.7 million was recorded to Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively, in the Consolidated Statements of Operations, with a corresponding decrease on the Consolidated Balance Sheets to Deferred policy acquisition costs and Value of business acquired and Sales inducements to contract owners. The loss recognition also included the establishment of $217.2 million of premium deficiency reserves related to the continued decline in earned rates in the current interest rate environment, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase on the Consolidated Balance Sheets to Future policy benefits. There was no loss recognition for the years ended December 31, 2015 and 2014.

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

•
One significant assumption is the assumed return associated with the variable account performance, which has historically had a greater impact on variable annuity than VUL products. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. We use a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. We monitor market events and only change the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

We include the impact of the change in value of the embedded derivative associated with the FIA and IUL contracts in gross profits for purposes of determining DAC amortization. When performing loss recognition testing on the GMAB, GMWB and GMWBL contracts, we include the change in value of the associated embedded derivatives in gross profits. In addition, we utilize the Variable Annuity Hedge Program to mitigate the exposure of our CBVA segment to adverse capital market results and economic downturns and seek to ensure that the required assets are available to satisfy future death and living benefit guarantees. In general, our Variable Annuity Hedge Program generates gains and losses that mitigate our exposure to these guarantees. As our hedging program does not explicitly hedge the U.S. GAAP liability, we typically experience "breakage", or a difference between the change in the U.S. GAAP liability and the change in the corresponding derivative instrument. We include the impact of our hedging activities supporting our death and living benefit guarantees in gross profits when performing loss recognition testing.

During the third quarter of 2016, 2015 and 2014, we conducted our annual review of assumptions, including projection model inputs, and made a number of changes to our assumptions which impacted the results of our segments, excluding CBVA. During the third quarter of 2016, the impact of assumption changes resulted in a loss of $226.5 million, of which $144.9 million was included in Operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $81.6 million mainly reflects unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives. During the third quarter of 2015, the impact of assumption changes resulted in a loss of $128.4 million, of which $82.0 million was included in Operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $46.4 million mainly reflects changes in FIA policyholder behavior and net unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives. During the third quarter of 2014, the impact of assumption changes resulted in a loss of $19.3 million, which was included in Operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The impact of assumption changes excluded from Operating earnings before income taxes for the segments, excluding CBVA, was immaterial.

In addition to the amounts above, gains of $25.1 million in the third quarter of 2014 resulted from changes in the projection model inputs related to the technique used to estimate nonperformance risk in our segments, excluding CBVA. These gains are excluded from Operating earnings before income taxes.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our DAC/VOBA and other intangible balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of December 31, 2016
	All Segments, Excluding CBVA	CBVA		Total
Decrease in long-term equity rate of return assumption by 100 basis points	$(50.3)	$(172.0)		$(222.3)
A change to the long-term interest rate assumption of -50 basis points	(97.4)	(243.5)	(1)	(340.9)
A change to the long-term interest rate assumption of +50 basis points	62.1	222.6		284.7
An assumed increase in future mortality by 1%	(13.7)	(5.7)		(19.4)
(1) Additionally the assumption changes would result in loss recognition of approximately $300 million to $400 million.

We generally assume that the rate of return on fixed income investments backing CBVA contracts moves in a manner correlated with changes to our assumed long-term rate of return. Furthermore, assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

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

Valuation of Investments and Derivatives

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, short-term investments, other invested assets and derivative financial instruments. We enter into interest rate, equity market, credit default and currency contracts, including swaps, futures, forwards, caps, floors and options, to reduce and manage various risks associated with changes in value, yield, price, cash flow or exchange rates of assets or liabilities held or intended to be held, or to assume or reduce credit exposure associated with a referenced asset, index or pool. We also utilize options and futures on equity indices to reduce and manage risks associated with our universal-life type and annuity products.

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

We also have investments in certain fixed maturities and have issued certain universal life-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain universal life-type and annuity contracts, see Reserves for Future Policy Benefits above.

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

Impairments

We evaluate our available-for-sale investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, we give greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing our intent to sell a security, or if it is more likely than not we will be required to sell a security before recovery of its amortized cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

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

Positive evidence includes a recent history of earnings, projected earnings attributable to our insurance and investment businesses, plans or the ability to sell certain assets and streams of revenues, plans to reduce future projected losses by reduction of sales of certain products and predictable patterns of loss and income recognition. Negative evidence includes operating losses in certain years in certain life businesses, large losses in the non-life business and the potential unpredictability of certain components of future projected taxable income.

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

During the three months ended December 31, 2014, we experienced significant favorable developments, including continued strong results of operations of our segments, excluding CBVA, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity reinsurance, entry into an Issue Resolution Agreement ("IA") with the Internal Revenue Service ("IRS") regarding the Internal Revenue Code ("IRC") Section 382 event (defined below) calculation and emergence from a cumulative loss to cumulative income in recent years. The IA with the IRS significantly reduced uncertainty in our ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 million loss from the sale of certain businesses and a $372.7 million loss from the immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represent significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of our deferred tax assets for our U.S. consolidated income tax group will be realized. This assessment was evidenced by our consideration of facts and circumstances (as noted above) and resulted in our conclusion that $1.62 billion of the deferred tax asset valuation allowance for our U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance in 2014 was $1.83 billion. We determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

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

With the exception for changes in the deferred tax valuation allowance for state taxes, certain credits and for certain capital deferred tax assets, there was no change in the deferred tax valuation allowance for the years ended December 31, 2016 and December 31, 2015. We continued to rely on objectively verifiable income and tax planning to support the remaining deferred tax assets. There was no significant new evidence in 2016 and 2015 to warrant a change to the valuation allowance.

The deferred tax valuation allowance was approximately $1.0 billion as of December 31, 2016 and 2015. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, as of December 31, 2016 and 2015, we estimated that approximately $745 million and $783 million, respectively, was related to federal net operating losses. The remaining balances were attributable to various items including state taxes and other deferred tax assets.

As of December 31, 2016, we have recognized $307.1 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Future changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

For further information on our income taxes see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2016, we had approximately $4.1 billion of federal net operating loss carryforwards and $58.4 million of capital loss carryforwards, which expire as follows (the deferred tax asset and offsetting valuation allowances, if any, are also presented).

($ in millions)
Expiration	Life Ordinary Loss	Non-Life Ordinary Losses	Life Capital Losses	Non-Life Capital Losses	Total Carryforward
2017	$—	$(3.2)	$—	$(28.1)	$(31.3)
2018	—	(5.3)	—	(1.8)	(7.1)
2019	—	(8.2)	—	(27.5)	(35.7)
2020	—	(24.9)	—	(1.0)	(25.9)
2021	—	(59.0)	—	—	(59.0)
2022	—	(7.2)	—	—	(7.2)
2023	—	(89.4)	—	—	(89.4)
2024	—	—	—	—	—
2025	—	(510.2)	—	—	(510.2)
2026	—	(355.0)	—	—	(355.0)
2027	—	(168.4)	—	—	(168.4)
2028	(43.6)	(214.2)	—	—	(257.8)
2029	—	(411.5)	—	—	(411.5)
2030	—	(379.2)	—	—	(379.2)
2031	(616.4)	(59.4)	—	—	(675.8)
2032	—	(130.7)	—	—	(130.7)
2033	—	(167.0)	—	—	(167.0)
2034	—	(477.8)	—	—	(477.8)
2035	—	(196.6)	—	—	(196.6)
2036	—	(184.3)	—	—	(184.3)
Total losses	$(660.0)	$(3,451.5)	$—	$(58.4)	$(4,169.9)

Gross deferred tax asset	$231.0	$1,208.0	$—	$20.4	$1,459.4
Valuation allowance	15.3	729.4	—	20.4	765.1
Deferred tax asset on losses	$215.7	$478.6	$—	$—	$694.3

During the three months ended March 31, 2014, we had an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). The deferred tax asset and the valuation allowance did not change as a result of the IRC Section 382 event. As part of our participation in the IRS's Compliance Assurance Process ("CAP"), in December 2014, we entered into an IA with the IRS relating to the IRC Section 382 calculation of the annual limitation on the use of certain of the Company's federal tax attributes that will apply as a consequence of the Section 382 event. Under the IA, this annual limitation is estimated to be (i) approximately $520.0 million per year through 2018, plus certain capital gains and (ii) $450.0 million per year for the 2019 and subsequent tax years. To the extent the annual limitation is not met within any one year, the excess will be available in subsequent years. The annual limitation under the IA will apply to an amount estimated to be not greater than approximately $2.9 billion of the Company's federal tax attributes related to net operating losses and capital losses and approximately $270.0 million related to tax credits. As with IAs entered into under the CAP, the matters addressed by the IA may be revisited by the IRS in connection with a tax audit or other examination or inquiry of the Company's tax position.

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

For example, a reduction in the corporate tax rate would most likely result in a tax expense based on the fact that, as of December 31, 2016, we have a deferred tax asset. Conversely, an increase in the corporate tax rate would most likely result in an additional tax benefit.

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

The table below illustrates the breakdown of the net actuarial (gains) losses related to pension and other postretirement benefit obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized ($ in millions)	2016	2015	2014
Discount Rate	$69.5	$(132.4)	$200.2
Asset Returns	24.4	122.9	(42.4)
Mortality Table Assumptions	(22.4)	(32.3)	202.1
Demographic Data and other	(16.3)	(20.9)	12.8
Total Net Actuarial (Gain)/Loss Recognized	$55.2	$(62.7)	$372.7

For the year ended December 31, 2016, we decreased our pension and other postretirement benefit plans discount rate by 0.26%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $69.5 million. This decrease in the discount rate was driven by a decrease in corporate AA spreads of approximately 0.31%, offset by an increase of approximately 0.05% in 30-year Treasury yields. For the year ended December 31, 2015, we increased our pension and other postretirement benefit plans discount rate by 0.45%, resulting in an decrease in our benefit obligation and a corresponding actuarial gain of $(132.4) million. This increase in the discount rate was driven by an increase in corporate AA spreads of approximately 0.95%, offset by a decrease of approximately 0.50% in 30-year Treasury yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 7.5% for 2016 and 2015. Our expected return on plan assets is calculated using 10-year forward looking assumptions based on the long-term target asset allocation. In 2016, the actual return on our Retirement Plan assets was approximately 6.8%, resulting in an actuarial loss of $24.4 million. In 2015, the actual return on our Retirement Plan assets was approximately 1.0%, resulting in an actuarial loss of $122.9 million.

On an annual basis, the Society of Actuaries (“SOA”) releases new mortality improvement projection scales (MP-2016). This projection scale is applied to the base table (RP-2014), which can be used in the valuations of pension and postretirement plans. In reviewing our own plans' mortality experience and the new tables produced by the SOA, we changed our assumption of our base table as of December 31, 2014 from the RP-2000 blended table utilizing Scale AA to project mortality improvements to the RP-2014 White Collar table utilizing MP-2014 to project mortality improvements. During calendar year 2016, the SOA released new mortality improvement projection scales (MP-2016) that projected a lower rate of mortality improvement than what was issued in 2014. This change lowered our total benefit liability by approximately 1.0% in 2016 and 1.5% in 2015. Changes in mortality assumptions in 2016 and 2015 contributed $(22.4) million and $(32.3) million to the net actuarial loss and gain, respectively.

During the fourth quarter of 2015, terminated, vested participants of the Retirement Plan were offered an opportunity to receive their retirement plan benefit as a lump sum payment or an annuity. The lump sum payments and related settlement were recorded in the fourth quarter of 2015 and are reflected in the Demographic Data and other line in the table above.
The Retirement Plan is a tax qualified defined benefit plan, the benefits of which are guaranteed (within certain specified legal limits) by the Pension Benefit Guaranty Corporation (“PBGC”). Beginning January 1, 2012, the Retirement Plan adopted a cash balance pension formula instead of a final average pay ("FAP") formula, allowing all eligible employees to participate in the Retirement Plan. Participants earn an annual credit equal to 4% of eligible compensation. Interest is credited monthly based on a 30-year U.S. Treasury securities bond rate published by the IRS in the preceding August of each year. The accrued vested cash pension balance benefit is portable; participants can take it if they leave the Company.

Sensitivity

The discount rate and expected rate of return assumptions relating to our defined benefit pension and other postretirement benefit plans have historically had the most significant effect on our net periodic benefit costs and the projected and accumulated projected benefit obligations associated with these plans.

The discount rate is based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the Retirement Plan. The weighted average discount rates in 2016 for the net periodic benefit cost and benefit obligation were 4.81% and 4.55%, respectively.

As of December 31, 2016, the sensitivities of the effect of a change in the discount rate are as presented below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)	Increase (Decrease) in Net Periodic Benefit Cost-Other Postretirement Benefits(1)
Increase in discount rate by 100 basis points	$(241.5)	$(1.4)
Decrease in discount rate by 100 basis points	300.6	1.6
(1) Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

($ in millions)	Increase (Decrease) in Pension Benefit Obligation	Increase (Decrease) in Accumulated Postretirement Benefit Obligation
Increase in discount rate by 100 basis points	$(241.5)	$(1.4)
Decrease in discount rate by 100 basis points	300.6	1.6

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

The expected rate of return for 2016 was 7.5%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2016, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in actual rate of return by 100 basis points	$(13.9)
Decrease in actual rate of return by 100 basis points	13.9
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2016		December 31, 2015
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$69,468.7	75.0%	$67,733.4	76.5%
Fixed maturities, at fair value using the fair value option	3,712.3	4.0%	3,226.6	3.6%
Equity securities, available-for-sale	274.2	0.3%	331.7	0.4%
Short-term investments(1)	821.0	0.9%	1,496.7	1.7%
Mortgage loans on real estate	11,725.2	12.7%	10,447.5	11.8%
Policy loans	1,961.5	2.1%	2,002.7	2.3%
Limited partnerships/corporations	758.6	0.8%	510.6	0.6%
Derivatives	1,712.4	1.8%	1,538.5	1.7%
Other investments	47.4	0.1%	91.6	0.1%
Securities pledged	2,157.1	2.3%	1,112.6	1.3%
Total investments	$92,638.4	100.0%	$88,491.9	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,452.0	4.8%	$3,890.3	5.2%
U.S. Government agencies and authorities	253.9	0.3%	298.0	0.4%
State, municipalities and political subdivisions	2,153.9	3.0%	2,135.6	2.8%
U.S. corporate public securities	31,754.8	44.2%	33,691.7	44.7%
U.S. corporate private securities	7,724.9	10.8%	7,808.0	10.4%
Foreign corporate public securities and foreign governments(1)	7,796.6	10.9%	8,079.4	10.7%
Foreign corporate private securities(1)	7,557.1	10.5%	7,785.8	10.3%
Residential mortgage-backed securities	6,407.0	8.9%	6,814.8	9.0%
Commercial mortgage-backed securities	3,320.7	4.6%	3,358.9	4.5%
Other asset-backed securities	1,433.9	2.0%	1,475.6	2.0%
Total fixed maturities, including securities pledged	$71,854.8	100.0%	$75,338.1	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2015
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,136.4	4.5%	$3,649.0	5.1%
U.S. Government agencies and authorities	309.8	0.4%	352.6	0.5%
State, municipalities and political subdivisions	1,337.8	1.9%	1,346.2	1.9%
U.S. corporate public securities	32,794.3	47.0%	33,616.0	46.6%
U.S. corporate private securities	6,527.5	9.3%	6,641.1	9.2%
Foreign corporate public securities and foreign governments(1)	8,129.1	11.6%	8,023.6	11.1%
Foreign corporate private securities(1)	7,252.5	10.4%	7,348.6	10.2%
Residential mortgage-backed securities	5,302.0	7.6%	5,860.5	8.1%
Commercial mortgage-backed securities	3,967.8	5.7%	4,092.6	5.7%
Other asset-backed securities	1,097.8	1.6%	1,142.4	1.6%
Total fixed maturities, including securities pledged	$69,855.0	100.0%	$72,072.6	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2016, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2016 and 2015, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2016 and 2015, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	298.0	—	—	—	—	—	298.0
State, municipalities and political subdivisions	2,001.0	132.3	1.0	—	0.1	1.2	2,135.6
U.S. corporate public securities	18,009.5	14,171.3	1,201.5	250.2	42.3	16.9	33,691.7
U.S. corporate private securities	3,778.3	3,659.5	244.6	115.9	4.7	5.0	7,808.0
Foreign corporate public securities and foreign governments(1)	3,936.3	3,412.6	602.0	107.3	20.7	0.5	8,079.4
Foreign corporate private securities(1)	1,191.2	5,967.1	593.7	15.8	4.8	13.2	7,785.8
Residential mortgage-backed securities	6,616.0	18.4	31.8	8.4	28.9	111.3	6,814.8
Commercial mortgage-backed securities	3,357.7	—	—	1.2	—	—	3,358.9
Other asset-backed securities	1,309.4	108.0	24.5	2.7	—	31.0	1,475.6
Total fixed maturities	$44,387.7	$27,469.2	$2,699.1	$501.5	$101.5	$179.1	$75,338.1
% of Fair Value	58.9%	36.5%	3.6%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	352.6	—	—	—	—	—	352.6
State, municipalities and political subdivisions	1,294.2	49.8	1.0	—	0.1	1.1	1,346.2
U.S. corporate public securities	17,129.2	14,823.5	1,382.8	260.1	—	20.4	33,616.0
U.S. corporate private securities	3,179.0	3,148.7	247.8	60.8	4.8	—	6,641.1
Foreign corporate public securities and foreign governments(1)	4,018.2	3,355.2	620.3	25.5	2.6	1.8	8,023.6
Foreign corporate private securities(1)	904.6	6,116.8	290.5	35.0	—	1.7	7,348.6
Residential mortgage-backed securities	5,626.5	31.1	9.2	17.2	35.3	141.2	5,860.5
Commercial mortgage-backed securities	4,084.0	4.0	1.3	3.3	—	—	4,092.6
Other asset-backed securities	1,078.1	24.8	18.8	19.1	1.2	0.4	1,142.4
Total fixed maturities	$41,315.4	$27,553.9	$2,571.7	$421.0	$44.0	$166.6	$72,072.6
% of Fair Value	57.3%	38.2%	3.6%	0.6%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	289.8	8.2	—	—	—	298.0
State, municipalities and political subdivisions	230.6	1,238.9	531.5	132.3	2.3	2,135.6
U.S. corporate public securities	472.6	2,579.1	14,952.8	14,130.1	1,557.1	33,691.7
U.S. corporate private securities	288.8	410.3	2,815.5	3,852.9	440.5	7,808.0
Foreign corporate public securities and foreign governments(1)	115.6	919.2	2,911.5	3,402.6	730.5	8,079.4
Foreign corporate private securities(1)	—	—	1,347.9	6,142.2	295.7	7,785.8
Residential mortgage-backed securities	5,558.5	5.3	13.3	58.8	1,178.9	6,814.8
Commercial mortgage-backed securities	2,647.1	110.6	270.6	64.8	265.8	3,358.9
Other asset-backed securities	901.5	87.8	59.3	142.8	284.2	1,475.6
Total fixed maturities	$14,394.8	$5,359.4	$22,902.4	$27,926.5	$4,755.0	$75,338.1
% of Fair Value	19.1%	7.1%	30.4%	37.1%	6.3%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2015
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,649.0	$—	$—	$—	$—	$3,649.0
U.S. Government agencies and authorities	349.4	3.2	—	—	—	352.6
State, municipalities and political subdivisions	163.3	832.7	298.2	49.8	2.2	1,346.2
U.S. corporate public securities	585.1	1,984.1	14,507.2	14,839.6	1,700.0	33,616.0
U.S. corporate private securities	297.7	226.3	2,479.1	3,397.4	240.6	6,641.1
Foreign corporate public securities and foreign governments(1)	121.5	1,201.0	2,709.1	3,341.8	650.2	8,023.6
Foreign corporate private securities(1)	—	21.8	1,144.0	5,895.8	287.0	7,348.6
Residential mortgage-backed securities	4,902.7	20.7	16.0	61.8	859.3	5,860.5
Commercial mortgage-backed securities	2,516.0	423.7	331.8	339.0	482.1	4,092.6
Other asset-backed securities	616.5	9.2	28.9	88.4	399.4	1,142.4
Total fixed maturities	$13,201.2	$4,722.7	$21,514.3	$28,013.6	$4,620.8	$72,072.6
% of Fair Value	18.3%	6.6%	29.9%	38.8%	6.4%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $838.5 million from $1,578.1 million to $739.6 million for the year ended December 31, 2016. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, increased $1,254.5 million from $323.6 million to $1,578.1 million for the year ended December 31, 2015. The increase in gross unrealized capital losses was primarily due to rising interest rates and widening credit spreads.

As of December 31, 2016, we held four fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $54.3 million, or 7.3% of the total unrealized losses. As of December 31, 2015, we held nineteen fixed maturities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturities equaled $239.0 million, or 15.1% of the total unrealized losses.

As of December 31, 2016 we held $6.5 billion of energy sector fixed maturity securities, constituting 8.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $93.5 million, including one energy sector fixed maturity securities with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on these fixed maturity securities equaled $19.9 million. As of December 31, 2016, our fixed maturity exposure to the energy sector is comprised of 86.8% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2016			December 31, 2015
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,241.4	$2,390.4	36.6%	$2,675.9	$2,511.6	34.3%
Integrated Energy	1,638.5	1,697.5	26.0%	1,735.5	1,687.5	23.0%
Independent Energy	1,296.6	1,349.7	20.6%	1,749.0	1,586.6	21.6%
Oil Field Services	683.6	676.9	10.3%	1,301.6	1,144.4	15.6%
Refining	390.1	422.9	6.5%	409.5	401.2	5.5%
Total	$6,250.2	$6,537.4	100.0%	$7,871.5	$7,331.3	100.0%

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

 The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2016			December 31, 2015
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,459.5	$3,819.8	96.1%	$2,930.4	$3,365.3	94.6%
2	6.3	6.3	0.2%	0.9	1.0	—%
3	6.4	9.5	0.2%	0.7	4.4	0.1%
4	0.6	0.8	—%	6.4	8.9	0.3%
5	19.3	29.0	0.7%	24.7	34.9	1.0%
6	67.7	111.3	2.8%	85.3	141.2	4.0%
Total	$3,559.8	$3,976.7	100.0%	$3,048.4	$3,555.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2016			December 31, 2015
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$27,088.0	$258.7	$139.4	$28,784.5	$352.5	$224.6

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2016			December 31, 2015
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$713.4	$924.2	23.2%	$833.8	$1,116.5	31.4%
Interest Only (IO)	283.0	297.8	7.5%	264.6	283.4	8.0%
Inverse IO	1,645.4	1,794.4	45.1%	1,471.3	1,664.3	46.8%
Principal Only (PO)	438.4	444.8	11.2%	446.8	458.2	12.9%
Floater	23.2	22.5	0.6%	28.1	28.4	0.8%
Agency Credit Risk Transfer	453.8	488.9	12.3%	—	—	—%
Other	2.6	4.1	0.1%	3.8	4.9	0.1%
Total	$3,559.8	$3,976.7	100.0%	$3,048.4	$3,555.7	100.0%

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

For the year ended December 31, 2016, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities.  Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Net investment income (loss)	$767.2	$737.9	$757.1
Net realized capital gains (losses)(1)	(478.0)	(474.7)	(280.1)
Total income (pre-tax)	$289.2	$263.2	$477.0
(1) Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining operating earnings before income taxes and non-operating earnings for our CMO-B portfolio, certain recharacterizations are recognized. As indicated in footnote (1) above, derivatives activity, including net coupon settlement on interest rate swaps, is included in Net realized capital gains (losses). Since these swaps are hedging securities for which coupon payments are reflected in Net investment income (loss) (operating earnings), it is appropriate to represent the net swap coupons as operating income before income taxes rather than non-operating income. Also included in Net realized capital gains (losses) are the premium amortization and the change in fair value for securities designated under the FVO, whereas the coupon for these securities is included in Net investment income (loss). In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) (or non-operating income) to operating income.

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2016	2015	2014
Operating earnings before income taxes	$340.4	$284.6	$283.6
Realized gains/losses including OTTI	4.5	5.0	5.4
Fair value adjustments	(55.7)	(26.4)	188.0
Non-operating income	$(51.2)	$(21.4)	$193.4
Income (loss) before income taxes	$289.2	$263.2	$477.0

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

We do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $288.0 million, $257.9 million and $6.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $461.2 million, $428.6 million and $13.2 million, respectively, representing 0.6% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	92.6%	AAA	0.3%	2007	34.1%
	2	1.8%	AA	0.7%	2006	21.9%
	3	5.3%	A	8.7%	2005 and prior	44.0%
	4	0.3%	BBB	1.2%		100.0%
	5	—%	BB and below	89.1%
	6	—%		100.0%
		100.0%
December 31, 2015
	1	91.4%	AAA	—%	2007	30.0%
	2	4.2%	AA	1.4%	2006	26.4%
	3	2.5%	A	3.6%	2005 and prior	43.6%
	4	1.5%	BBB	8.0%		100.0%
	5	0.3%	BB and below	87.0%
	6	0.1%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $306.2 million, $268.4 million and $3.8 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $332.0 million, $283.3 million and $4.5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	96.4%	AAA	—%	2007	31.4%
	2	0.9%	AA	0.1%	2006	35.9%
	3	1.8%	A	0.7%	2005 and prior	32.7%
	4	0.3%	BBB	2.0%		100.0%
	5	—%	BB and below	97.2%
	6	0.6%		100.0%
		100.0%
December 31, 2015
	1	96.1%	AAA	—%	2007	23.2%
	2	2.0%	AA	0.1%	2006	34.0%
	3	1.0%	A	0.8%	2005 and prior	42.8%
	4	0.1%	BBB	2.7%		100.0%
	5	0.1%	BB and below	96.4%
	6	0.7%		100.0%
		100.0%

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. Since then, the steep pace of increases observed in the early years following the credit crisis has ceased, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased slowly. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of this year. This dynamic, should it resurface, is a risk for the overall performance health of the sectors and is being monitored closely for potential negative impacts. Spread performance in the first half of 2016 was volatile, although signs of increased liquidity and more general stability in credit spreads was observed over the course of the third quarter and into year end.

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

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	100.0%	AAA	78.8%	2016	11.0%
	2	—	AA	3.3%	2015	25.0%
	3	—	A	8.1%	2014	19.7%
	4	—	BBB	1.9%	2013	17.6%
	5	—	BB and below	7.9%	2012	0.8%
	6	—%		100.0%	2011	1.6%
		100.0%			2010 and prior	24.3%
						100.0%

December 31, 2015
	1	99.8%	AAA	61.4%	2015	18.3%
	2	0.1%	AA	10.4%	2014	18.1%
	3	—	A	8.1%	2013	13.6%
	4	0.1%	BBB	8.3%	2012	0.5%
	5	—%	BB and below	11.8%	2011	1.1%
	6	—%		100.0%	2010	0.4%
		100.0%			2009 and prior	48.0%
						100.0%

As of December 31, 2016, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $1,206.1 million, $1,195.6 million and $2.6 million, respectively. As of December 31, 2015, the fair value, amortized cost and gross unrealized losses of our Other ABS, excluding subprime exposure, totaled $702.8 million, $691.4 million and $2.1 million, respectively.

As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 27.4%, 39.6% and 14.5%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2015, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 55.1%, 1.4% and 17.3%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2016
	1	87.0%	AAA	74.7%	2016	51.4%
	2	9.0%	AA	7.1%	2015	10.2%
	3	1.3%	A	2.9%	2014	11.0%
	4	0.1%	BBB	11.6%	2013	2.6%
	5	—%	BB and below	3.7%	2012	1.3%
	6	2.6%		100.0%	2011	—
		100.0%			2010 and prior	23.5%
						100.0%

December 31, 2015
	1	95.5%	AAA	87.7%	2015	13.2%
	2	1.8%	AA	0.4%	2014	20.3%
	3	1.0%	A	1.9%	2013	8.2%
	4	1.7%	BBB	7.4%	2012	5.1%
	5	—%	BB and below	2.6%	2011	0.0%
	6	—%		100.0%	2010	1.8%
		100.0%			2009 and prior	51.4%
						100.0%

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

As of December 31, 2016 and 2015, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.6% and 60.0%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$1,264.9	$71.1	$22.6	$7.6	$0.1	$1,366.3	11.6%
>50% - 60%	2,469.6	241.2	164.3	49.9	25.1	2,950.1	25.2%
>60% - 70%	5,178.3	658.4	606.4	98.8	18.8	6,560.7	56.0%
>70% - 80%	385.6	276.6	104.1	11.1	56.4	833.8	7.1%
>80% and above	—	—	1.8	14.0	1.6	17.4	0.1%
Total	$9,298.4	$1,247.3	$899.2	$181.4	$102.0	$11,728.3	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2015
Loan-to-Value Ratios:
0% - 50%	$1,279.4	$68.5	$23.0	$10.2	$6.9	$1,388.0	13.3%
>50% - 60%	2,159.1	288.0	126.1	81.4	39.5	2,694.1	25.8%
>60% - 70%	4,403.5	868.4	281.4	46.0	70.9	5,670.2	54.2%
>70% - 80%	270.1	264.6	107.9	14.1	22.9	679.6	6.5%
>80% and above	—	—	11.9	6.9	—	18.8	0.2%
Total	$8,112.1	$1,489.5	$550.3	$158.6	$140.2	$10,450.7	100.0%

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

For the year ended December 31, 2016, we recorded $10.1 million of credit related OTTI of which the primary contributor was $3.0 million of write-downs recorded in the Foreign Private sector. For the year ended December 31, 2016, we recorded $31.5 million of intent related OTTI, which were primarily related to the intent to sell positions in energy sector public corporate credits either because of a commitment to sell or an expectation that we may be required to sell as a result of our investment guidelines. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of December 31, 2016:

Selected Countries Fixed Maturities and Equity Securities
	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$218.3	(1)	$218.3	(1)	$203.2
Italy	—	—	233.1		233.1		219.6
Portugal	—	—	10.4		10.4		8.7
Spain	—	—	162.3		162.3		147.2
Total Peripheral Europe	—	—	624.1		624.1		578.7
Russian Federation	51.3	5.1	72.3		128.7		116.0
Total	$51.3	$5.1	$696.4		$752.8		$694.7
(1) Includes $1.2 million derivative assets.

We do not have any exposure to Greece. Among the remaining $7,973.3 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2016, our sovereign exposure was $242.1 million, which consisted of fixed maturities. We also had $1,095.3 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $316.4 million and the United Kingdom of $388.5 million. The balance of $6,635.9 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,279.9 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,106.5 million, in Belgium of $464.4 million, in France of $600.9 million, in Germany of $782.7 million and in Switzerland of $790.6 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

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

We have no right to the benefits from, nor do we bear the risks associated with, these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $587.4 million and $722.8 million as of December 31, 2016 and 2015, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Through our investments, we are not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. We, through our investments or other arrangements, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. Refer to the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for details regarding the carrying amounts and classifications of these assets.

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

Derivatives strategies include the following:

•
Guaranteed Minimum Contract Value Guarantees. For certain liability contracts, we provide the contract holder a guaranteed minimum contract value. These contracts include certain fixed annuities and other insurance liabilities. We purchase interest rate swaps and interest rate options to reduce risk associated with these liability guarantees.

•
Book Value Guarantees in Stable Value Contracts. For certain stable value contracts, the contract holder and participants may surrender the contract for the account value even if the market value of the asset portfolio is in an unrealized loss position. We purchase derivatives including interest rate swaps and interest rate options to reduce the risk associated with this type of guarantee.

•
Interest Risk Related to Variable Annuity Guaranteed Living Benefits. For Variable Annuity contracts with Guaranteed Living benefits, the contract holder may elect to receive income benefits over the remainder of their lifetime. We use derivatives such as interest rate swaps and interest rate options to hedge the interest rate risk associated with this type of guarantee.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$75,338.1	$(5,542.7)	$6,178.1
Commercial mortgage and other loans	—	11,960.7	(642.4)	705.1
Derivatives:
Interest rate contracts	78,523.6	730.7	(549.2)	761.8
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	57,561.3	(4,244.5)	5,200.1
Funding agreements with fixed maturities and GICs	—	469.8	(7.6)	7.8
Supplementary contracts and immediate annuities	—	4,120.5	(253.1)	286.1
Long-term debt	—	3,737.9	(238.5)	273.6
Embedded derivatives on reinsurance	—	78.7	(127.0)	149.7
Guaranteed benefit derivatives(3):
FIA	—	2,029.6	165.2	(178.6)
IUL	—	81.0	5.3	(5.1)
GMAB / GMWB / GMWBL	—	1,530.4	(613.0)	781.0
Stabilizer and MCGs	—	150.4	(90.1)	143.2

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

	As of December 31, 2015
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$72,072.6	$(5,072.9)	$5,575.1
Commercial mortgage and other loans	—	10,881.4	(583.2)	637.9
Derivatives:
Interest rate contracts	66,244.8	767.1	(570.3)	769.6
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	56,884.4	(4,010.3)	4,961.2
Funding agreements with fixed maturities and GICs	—	1,463.1	(40.1)	41.7
Supplementary contracts and immediate annuities	—	3,162.8	(180.7)	203.2
Long-term debt	—	3,772.7	(221.9)	249.3
Embedded derivatives on reinsurance	—	25.2	(114.9)	133.5
Guaranteed benefit derivatives(3):
FIA	—	1,820.1	143.5	(144.1)
IUL	—	52.6	3.0	(2.9)
GMAB / GMWB / GMWBL	—	1,873.5	(714.9)	917.8
Stabilizer and MCGs	—	161.3	(99.6)	160.6

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2016, and the respective GMIRs:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$2,696.4	$1,142.6	$1,397.3	$933.6	$904.5	$1,069.6	$8,144.0
1.01% - 2.00%	1,853.0	341.0	361.3	87.6	22.9	67.2	2,733.0
2.01% - 3.00%	17,771.9	489.9	502.0	187.8	36.5	10.3	18,998.4
3.01% - 4.00%	12,562.5	598.2	689.0	0.1	0.1	—	13,849.9
4.01% and Above	3,246.2	109.0	0.4	0.3	—	0.1	3,356.0
Renewable beyond 12 months (MYGA) (2)	1,783.4	—	—	—	—	—	1,783.4
Total discretionary rate setting products	$39,913.4	$2,680.7	$2,950.0	$1,209.4	$964.0	$1,147.2	$48,864.7

Percentage of Total	81.7%	5.5%	6.0%	2.5%	2.0%	2.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGA contracts with renewal dates after December 31, 2017 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2016 and 2015. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$274.2	$23.0	$(23.0)
Limited liability partnerships/corporations	—	758.6	47.6	(47.6)
Derivatives:
Equity futures and total return swaps(2)	11,423.0	4.4	(841.7)	855.6
Equity options	17,536.6	439.3	278.4	(228.3)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,029.6	115.4	(135.7)
IUL	—	81.0	38.4	(34.7)
GMAB / GMWB/ GMWBL	—	1,530.4	(196.6)	235.5
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

	As of December 31, 2015
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$331.7	$24.4	$(24.4)
Limited liability partnerships/corporations	—	510.6	31.6	(31.6)
Derivatives:
Equity futures and total return swaps(2)	10,835.8	42.8	(675.5)	678.4
Equity options	8,902.6	177.6	15.3	30.1
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,820.1	129.3	(108.7)
IUL	—	52.6	26.9	(19.1)
GMAB / GMWB/ GMWBL	—	1,873.5	(241.2)	287.6
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of December 31, 2016.

	As of December 31, 2016
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)		% Retained NAR In-the-Money(3)
GMDB	$32,912	$5,973	$5,563	49%		27%
Living Benefit
GMIB	$10,120	$2,946	$2,946	85%		26%
GMWBL	13,608	2,210	2,210	63%		21%
GMAB/GMWB	566	15	15	14%		19%
Living Benefit Total	$24,294	$5,171	$5,171	73%	(4)	24%	(5)
(1) Account value excludes $4.8 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2015 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2015 was 22%.

As of the date indicated above, compared to $5.2 billion of living benefit NAR, we held gross statutory reserves before reinsurance of $3.5 billion for living benefit guarantees; of this amount, $3.4 billion was ceded to an affiliate, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.9 billion as of December 31, 2016.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Variable Annuity Hedge Program

We primarily mitigate CBVA market risk exposures through our Variable Annuity Hedge Program. Market risk arises primarily from the minimum guarantees within the CBVA products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The objective of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from immediate market movements. The hedge program is executed through the purchase and sale of various instruments (described below), and is designed to limit the reserve and rating agency capital increases and certain rebalancing costs resulting from an immediate change in equity markets, interest rates, volatility, credit spread and foreign exchange rates to an amount we believe prudent for a company of our size and scale. The hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance.While the Variable Annuity Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

The types of instruments employed in the execution of our Variable Annuity Hedge Program to mitigate market impacts on policyholder-directed investments are as follows:

•	Equity index futures, options and total return swaps are used to mitigate the risk of equity market changes.

•	Interest rate swaps and options are used to mitigate the risk of changes in interest rates.

•	Credit default swaps and total return swaps are used to mitigate the risk of credit spread changes.

•	Variance swaps and equity options are used to mitigate the risk of changes in volatility.

•	Foreign exchange forwards are used to mitigate the impact of policyholder-directed investments in international funds with exposure to fluctuations in exchange rates of certain foreign currencies.
The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to an affiliate in light of our determination of risk tolerance and available collateral, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOC's to meet regulatory requirements in our affiliate even when capital requirements may be met in aggregate without LOC's. We assess and determine appropriate capital use in various scenarios including a combination of LOC's and available assets.

	As of December 31, 2016
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(3,100)	$(1,800)	$(550)	$550	$1,400	$2,100	$(950)	$700
Hedge gain/(loss) immediate impact	2,500	1,400	400	(400)	(1,000)	(1,450)	950	(700)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs and/or available assets	600	400	150	—	—	—	—	650
Net impact	$—	$—	$—	$150	$400	$650	$650	$—

The foregoing sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2016 and give effect to dynamic rebalancing over the course of the shock event, as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain / (Loss) assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to an affiliate from 100 basis point upward and downward shifts in interest rates.

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

As stated above, the primary focus of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from market movements. Hedge ineffectiveness, along with other aspects not directly hedged (including unexpected policyholder behavior), may cause losses of regulatory or rating agency capital. Regulatory and rating agency capital requirements may move disproportionately (i.e., they may change by different amounts as market conditions and other factors change), and, therefore, could also cause this program to not realize its key objective of protecting both regulatory and rating agency capital from market movements.

There was approximately an $800 million decrease in our hedge resources related to equity movements (which include the Variable Annuity Hedge Program, as well as other assets) for the year ended December 31, 2016. The Variable Annuity Hedge Program results were offset by the equity market decrease of $1,100 million in AG43 reserves in excess of reserves for cash surrender value for the year ended December 31, 2016. Changes in statutory reserves due to equity and equity hedges include the effects of non-affiliated reinsurance for variable annuity policies, but exclude the effect of the affiliated reinsurance transaction associated with the GMIB and GMWBL riders. In addition to equity hedge results and change in reserves due to the impact of equity market movements, statutory income includes fee income, investment income and other income offset by benefit payments, operating expenses and other costs as well as impacts to reserves and hedges due to effects of time and other market factors.

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, the Variable Annuity Hedge Program may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our Variable Annuity Hedge Program for various shocks in both equity markets and interest rates.

	As of December 31, 2016
($ in millions)	Equity Market (S&P 500)						Interest Rates
	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$350	$150	$50	$(100)	$(200)	$(200)	$(50)	$—

The foregoing sensitivities illustrate the impact of the indicated shocks on the first market trading day following December 31, 2016 and give effect to dynamic rebalancing over the course of the shock events as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve). We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to the Variable Annuity Hedge Program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile, however, volatility could be driven by loss recognition. Hedge Gain / (Loss) impacting the above estimated earnings sensitivity assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

In addition to equity market and interest rate changes, movements in other market variables that are not explicitly hedged can also cause U.S. GAAP earnings volatility. This includes changes in implied equity market volatility (implied from the market prices of equity options) that affects the valuation of our fair value liabilities. We do not directly hedge for equity implied volatility given that such hedging introduces volatility in our regulatory reserves and rating agency capital which are not as sensitive to this market variable.

As of December 31, 2016, the U.S. GAAP sensitivity (exclusive of our nonperformance spread) of the GMAB/GMWB and GMWBL liabilities to a 1 percentage point move in implied volatility was approximately $42 million, excluding the impact of hedge offsets.

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

Equity options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA and IUL contracts. The equity options offset this increased expense.

Interest rate options are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate options offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $75.6 billion and $72.4 billion as of December 31, 2016 and 2015, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2016:

($ in millions)			Financial Strength Rating		Credit Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
Hannover RE Group	$2,376	65%			AA-	NR(2)
Hannover Life Reassurance Co of America			AA-	NR(2)
Hannover Re (Ireland) Ltd			AA-	NR(2)
Lincoln National Corp	1,671	96%			A-	Baa1
Lincoln Life & Annuity Company of New York			AA-	A1
Lincoln National Life Insurance Co			AA-	A1
Reinsurance Group of America Inc	1,308	91%			A-	Baa1
RGA Reinsurance Company			AA-	A1
Prudential Plc (U.K.)	506	61%			A+	A2
Jackson National Life Insurance Co			AA	A1
Scottish Re Group Ltd	289	90%			NR(2)	NR(2)
Ballantyne Re Plc			NR(2)	NR(2)
Scottish Re (US) Inc			NR(2)	NR(2)
Scottish Re Life (Bermuda) Ltd			NR(2)	NR(2)
Scottish Re Life Corp			NR(2)	NR(2)
Swiss Re Ltd	218	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Assurant Inc	210	3%			BBB+	Baa2
Union Security Insurance Co			A	A3
Union Security Life Insurance Co of New York			NR(2)	NR(2)
Enstar Group Limited	198	100%			BBB-	NR(2)
Fitzwilliam Insurance Ltd			NR(2)	NR(2)
Aegon N.V.	108	0%			A-	A3
Transamerica Financial Life Insurance Co			AA-	A1
Transamerica Life Insurance Co			AA-	A1
Scor SE	50	10%			AA-	Aa3
Scor Global Life Reinsurance Co. TX			NR(2)	NR(2)
Scor Global Life Reinsurance Co. of America Inc.			NR(2)	NR(2)
Scor Global Life SE			AA-	Aa3
Scor Global Life US Reinsurance Co Inc.			AA-	NR(2)
Scor RE (Deutschland) AG			NR(2)	NR(2)
All Other Reinsurers	325	10%
Total reinsurance recoverable	$7,259	71%

(1)
Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

(2)	Not rated.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2016, no allowance for uncollectible amounts was recorded.

The following tables summarize the outstanding notional amount by contract type of exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2016 and 2015:

	As of December 31, 2016
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$3,255.3	$3,255.3
Equity Contracts	6,631.8	22,327.8	28,959.6
Foreign Exchange Contracts	—	2,053.8	2,053.8
Interest Rate Contracts	10,181.2	68,342.4	78,523.6
Total	$16,813.0	$95,979.3	$112,792.3

	As of December 31, 2015
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Type of Contract
Credit Contracts	$—	$4,266.3	$4,266.3
Equity Contracts	7,703.5	12,034.9	19,738.4
Foreign Exchange Contracts	—	1,456.6	1,456.6
Interest Rate Contracts	9,099.2	57,145.6	66,244.8
Total	$16,802.7	$74,903.4	$91,706.1

The following table summarizes our exposure by counterparty, including notional amount, fair value and the net exposure as of dates indicated, demonstrating that we do not have a concentration of credit risk with our OTC derivative counterparties, which includes cleared derivative counterparties:

	As of December 31, 2016
	Concentration of OTC Derivative Counterparty
($ in millions, unless otherwise specified)	Notional Amount	Asset Fair Value	Liability Fair Value	OTC Derivative Exposure(1)
OTC Derivative Counterparty
BNP Paribas	$6,392.7	$192.4	$40.4	$46.0
Credit Suisse International	4,075.5	186.7	13.7	15.1
HSBC Bank USA, National Association	1,118.4	24.8	13.2	11.6
Goldman Sachs International	26,082.0	203.6	52.4	7.6
Bank of America, N.A.	1,144.1	42.1	—	7.1
UBS AG	397.7	6.9	—	6.9
JP Morgan Chase Bank, N.A.	7,692.1	113.6	38.0	5.4
Morgan Stanley & Co. LLC (CME)	13,017.6	267.8	78.1	4.1
Citibank, N.A.	4,565.8	112.2	12.8	3.4
Societe Generale	678.9	16.9	3.6	3.2
The Royal Bank of Scotland PLC	438.2	56.8	—	3.2
Wells Fargo Bank, N.A.	4,074.6	86.7	5.9	3.0
Morgan Stanley Capital Services LLC	2,727.3	12.6	7.4	2.6
Goldman Sachs and Co. (CME)	2,585.6	36.0	2.8	2.2
Deutsche Bank AG	1,334.8	9.9	2.8	1.1
Barclays Bank, PLC	4,728.3	58.0	21.9	0.6
ING BANK	169.0	7.1	—	0.2
ING Capital Markets	88.4	0.1	—	0.1
All Other OTC Counterparties	14,668.3	255.4	175.2	0.3
Total	$95,979.3	$1,689.6	$468.2	$123.7

(1)
Represents net exposure after offsetting derivative assets and liabilities of the same counterparty under enforceable netting agreements and netting of collateral received and posted on a counterparty basis under CSAs.

The following table summarizes the maturities, associated notional, and fair value of our exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2016:

	As of December 31, 2016
	Volume of Derivative Activities
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Net Fair Value
By Maturity
OTC Contracts:
Within 1 Year	$30,768.9	$496.3	$99.3	$397.0
1 Year to 5 Years	42,163.7	369.0	142.4	226.6
5 Years to 10 Years	11,252.4	156.9	37.8	119.1
10 Years and longer	11,794.3	667.4	188.7	478.7
Total OTC Contracts	95,979.3	1,689.6	468.2	1,221.4
Exchange Traded Contracts	16,813.0	22.6	2.4	20.2
Total Derivatives	$112,792.3	$1,712.2	$470.6	$1,241.6

During 2016, net cash settlements under OTC contracts (including cleared derivatives) were $319.2 million paid and net cash settlements for exchange traded derivatives were $983.9 million paid. Net realized gains/(losses) on derivatives for the year ended

December 31, 2016, were $(32.2) million and $(1,009.2) million for OTC contracts (including cleared derivatives) and exchange traded contracts, respectively.

Item 8.    Financial Statements and Supplementary Data

184

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voya Financial, Inc. at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2017

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $66,158.7 as of 2016 and $65,546.3 as of 2015)	$69,468.7	$67,733.4
Fixed maturities, at fair value using the fair value option	3,712.3	3,226.6
Equity securities, available-for-sale, at fair value (cost of $241.8 as of 2016 and $300.4 as of 2015)	274.2	331.7
Short-term investments	821.0	1,496.7
Mortgage loans on real estate, net of valuation allowance of $3.1 as of 2016 and $3.2 as of 2015	11,725.2	10,447.5
Policy loans	1,961.5	2,002.7
Limited partnerships/corporations	758.6	510.6
Derivatives	1,712.4	1,538.5
Other investments	47.4	91.6
Securities pledged (amortized cost of $1,983.8 as of 2016 and $1,082.1 as of 2015)	2,157.1	1,112.6
Total investments	92,638.4	88,491.9
Cash and cash equivalents	2,910.7	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	788.4	660.0
Accrued investment income	891.2	899.0
Premium receivable and reinsurance recoverable	7,318.0	7,653.7
Deferred policy acquisition costs and Value of business acquired	4,887.5	5,370.1
Sales inducements to contract holders	242.8	263.3
Current income taxes	164.6	—
Deferred income taxes	2,089.8	2,214.8
Goodwill and other intangible assets	219.5	250.8
Other assets	909.5	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,936.3	4,973.7
Cash and cash equivalents	133.2	467.6
Corporate loans, at fair value using the fair value option	1,952.5	6,882.5
Other assets	34.0	154.3
Assets held in separate accounts	97,118.7	96,514.8
Total assets	$214,235.1	$218,223.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015

Liabilities and Shareholders' Equity:
Future policy benefits	$21,447.2	$19,508.0
Contract owner account balances	70,606.2	68,664.1
Payables under securities loan agreement, including collateral held	1,841.3	1,485.0
Long-term debt	3,549.5	3,459.8
Funds held under reinsurance agreements	729.1	702.4
Derivatives	470.7	487.5
Pension and other postretirement provisions	674.3	687.4
Current income taxes	—	70.0
Other liabilities	1,336.0	1,460.9
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	1,967.2	6,956.2
Other liabilities	527.8	1,951.6
Liabilities related to separate accounts	97,118.7	96,514.8
Total liabilities	200,268.0	201,947.7

Commitments and Contingencies (Note 18)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 268,079,931 and 265,327,196 shares issued as of 2016 and 2015, respectively; 194,639,273 and 209,095,793 shares outstanding as of 2016 and 2015, respectively)	2.7	2.7
Treasury stock (at cost; 73,440,658 and 56,231,403 shares as of 2016 and 2015, respectively)	(2,796.0)	(2,302.3)
Additional paid-in capital	23,608.8	23,716.8
Accumulated other comprehensive income (loss)	2,021.7	1,424.9
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	9.0
Unappropriated	(9,843.3)	(9,415.3)
Total Voya Financial, Inc. shareholders' equity	12,993.9	13,435.8
Noncontrolling interest	973.2	2,840.0
Total shareholders' equity	13,967.1	16,275.8
Total liabilities and shareholders' equity	$214,235.1	$218,223.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$4,620.8	$4,538.2	$4,515.3
Fee income	3,359.8	3,481.1	3,632.5
Premiums	3,514.6	3,024.5	2,626.4
Net realized gains (losses):
Total other-than-temporary impairments	(39.0)	(110.3)	(31.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	2.6	6.7	(0.3)
Net other-than-temporary impairments recognized in earnings	(41.6)	(117.0)	(31.6)
Other net realized capital gains (losses)	(1,221.5)	(616.3)	(846.8)
Total net realized capital gains (losses)	(1,263.1)	(733.3)	(878.4)
Other revenue	361.1	406.9	432.8
Income (loss) related to consolidated investment entities:
Net investment income	189.0	551.1	665.5
Changes in fair value related to collateralized loan obligations	—	(26.9)	(6.7)
Total revenues	10,782.2	11,241.6	10,987.4
Benefits and expenses:
Policyholder benefits	5,471.0	4,536.8	3,946.7
Interest credited to contract owner account balances	2,042.5	1,973.2	1,991.2
Operating expenses	2,937.3	3,003.4	3,462.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	551.0	663.4	379.3
Interest expense	288.0	196.5	189.7
Operating expenses related to consolidated investment entities:
Interest expense	101.9	272.2	209.5
Other expense	3.9	11.6	7.6
Total benefits and expenses	11,395.6	10,657.1	10,186.2
Income (loss) before income taxes	(613.4)	584.5	801.2
Income tax expense (benefit)	(214.7)	45.9	(1,731.5)
Net income (loss)	(398.7)	538.6	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	29.3	130.3	237.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$408.3	$2,295.0
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$(2.13)	$1.81	$9.07
Diluted	$(2.13)	$1.80	$9.00
Cash dividends declared per share of common stock	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(398.7)	$538.6	$2,532.7
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	749.1	(2,581.2)	1,910.5
Other-than-temporary impairments	23.7	18.8	40.0
Pension and other postretirement benefits liability	(10.2)	(13.7)	(13.8)
Other comprehensive income (loss), before tax	762.6	(2,576.1)	1,936.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	165.8	(897.3)	682.1
Other comprehensive income (loss), after tax	596.8	(1,678.8)	1,254.6
Comprehensive income (loss)	198.1	(1,140.2)	3,787.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	29.3	130.3	237.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$168.8	$(1,270.5)	$3,549.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2014	$2.6	$—	$23,563.7	$1,849.1	$18.4	$(12,118.6)	$13,315.2	$2,241.8	$15,557.0
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,295.0	2,295.0	237.7	2,532.7
Other comprehensive income (loss), after tax	—	—	—	1,254.6	—	—	1,254.6	—	1,254.6
Total comprehensive income (loss)							3,549.6	237.7	3,787.3
Reclassification of noncontrolling interest	—	—	—	—	2.0	—	2.0	(2.0)	—
Common stock acquired - Share repurchase	—	(790.1)	—	—	—	—	(790.1)	—	(790.1)
Dividends on common stock	—	—	(10.1)	—	—	—	(10.1)	—	(10.1)
Share-based compensation	—	(16.9)	96.5	—	—	—	79.6	—	79.6
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(62.2)	(62.2)
Balance at December 31, 2014	2.6	(807.0)	23,650.1	3,103.7	20.4	(9,823.6)	16,146.2	2,415.3	18,561.5

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	408.3	408.3	130.3	538.6
Other comprehensive income (loss), after tax	—	—	—	(1,678.8)	—	—	(1,678.8)	—	(1,678.8)
Total comprehensive income (loss)							(1,270.5)	130.3	(1,140.2)
Reclassification of noncontrolling interest	—	—	—	—	(11.4)	—	(11.4)	11.4	—
Common stock acquired - Share repurchase	—	(1,490.7)	—	—	—	—	(1,490.7)	—	(1,490.7)
Dividends on common stock	—	—	(9.0)	—	—	—	(9.0)	—	(9.0)
Share-based compensation	0.1	(4.6)	75.7	—	—	—	71.2	—	71.2
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	283.0	283.0
Balance as of December 31, 2015 - As previously filed	2.7	(2,302.3)	23,716.8	1,424.9	9.0	(9,415.3)	13,435.8	2,840.0	16,275.8

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-2	—	—	—	—	8.8	—	8.8	(1,601.0)	(1,592.2)
Adjustment for adoption of ASU 2014-13	—	—	—	—	(17.8)	—	(17.8)	—	(17.8)
Balance at January 1, 2016 - As adjusted	2.7	(2,302.3)	23,716.8	1,424.9	—	(9,415.3)	13,426.8	1,239.0	14,665.8
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(428.0)	(428.0)	29.3	(398.7)
Other comprehensive income (loss), after tax	—	—	—	596.8	—	—	596.8	—	596.8
Total comprehensive income (loss)							168.8	29.3	198.1
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(70.3)	(70.3)
Common stock issuance	—	—	1.3	—	—	—	1.3	—	1.3
Common stock acquired - Share repurchase	—	(487.2)	(200.0)	—	—	—	(687.2)	—	(687.2)
Dividends on common stock	—	—	(8.0)	—	—	—	(8.0)	—	(8.0)
Share-based compensation	—	(6.5)	98.7	—	—	—	92.2	—	92.2
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(224.8)	(224.8)
Balance as of December 31, 2016	$2.7	$(2,796.0)	$23,608.8	$2,021.7	$—	$(9,843.3)	$12,993.9	$973.2	$13,967.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(398.7)	$538.6	$2,532.7
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(415.7)	(409.8)	(413.7)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	591.1	729.3	417.0
Net accretion/amortization of discount/premium	(15.7)	9.2	13.6
Future policy benefits, claims reserves and interest credited	2,629.1	2,222.6	1,929.4
Deferred income tax (benefit) expense	(40.8)	(18.4)	(1,819.9)
Net realized capital losses	1,263.1	733.3	878.4
Depreciation and amortization	98.6	92.5	90.6
Employee retirement cost (benefit)	60.2	(67.2)	369.1
Employer retirement contributions	(83.6)	(85.3)	(31.6)
Share-based compensation	94.1	74.0	92.6
Loss related to early extinguishment of debt	104.6	10.1	—
(Gains) losses on consolidated investment entities	(57.3)	129.0	(213.3)
(Gains) losses on limited partnerships/corporations	(28.5)	17.6	22.4
Change in:
Accrued investment income	7.8	(7.3)	5.4
Premiums receivable and reinsurance recoverable	368.8	(536.8)	(414.7)
Other receivables and assets accruals	(15.2)	53.7	39.5
Other payables and accruals	(219.5)	(38.3)	143.4
Funds held under reinsurance agreements	26.7	(457.2)	(21.9)
(Increase) decrease in cash held by consolidated investment entities	(260.3)	242.8	0.3
Other, net	(122.8)	13.3	9.3
Net cash provided by operating activities	3,586.0	3,245.7	3,628.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	12,427.7	12,070.7	13,594.0
Equity securities, available-for-sale	104.2	75.5	70.0
Mortgage loans on real estate	1,150.2	1,543.3	1,555.3
Limited partnerships/corporations	349.1	288.7	204.3
Acquisition of:
Fixed maturities	(14,990.5)	(13,573.1)	(12,985.3)
Equity securities, available-for-sale	(46.6)	(142.0)	(28.4)
Mortgage loans on real estate	(2,427.7)	(2,195.9)	(2,036.4)
Limited partnerships/corporations	(445.3)	(470.6)	(289.0)
Short-term investments, net	675.8	216.3	(662.0)
Policy loans, net	41.2	101.3	43.0

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	Year Ended December 31,
	2016	2015	2014
Derivatives, net	(1,304.2)	(265.7)	(1,117.4)
Other investments, net	45.3	19.5	33.0
Sales from consolidated investment entities	2,304.4	5,431.5	3,470.1
Purchases within consolidated investment entities	(1,726.6)	(7,521.0)	(5,533.9)
Collateral received (delivered), net	226.3	207.7	401.5
Purchases of fixed assets, net	(66.7)	(60.1)	(32.7)
Net cash used in investing activities	(3,683.4)	(4,273.9)	(3,313.9)
Cash Flows from Financing Activities:
Deposits received for investment contracts	8,954.4	7,790.7	8,153.6
Maturities and withdrawals from investment contracts	(7,558.6)	(6,800.1)	(9,899.3)
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—
Repayment of debt with maturities of more than three months	(708.3)	(31.2)	—
Debt issuance costs	(16.0)	(6.8)	(16.8)
Borrowings of consolidated investment entities	126.0	1,372.7	401.3
Repayments of borrowings of consolidated investment entities	(455.0)	(478.7)	(75.8)
Contributions from (distributions to) participants in consolidated investment entities	50.5	661.8	1,624.9
Proceeds from issuance of common stock, net	1.3	—	—
Excess tax benefits on share-based compensation	4.6	1.7	3.9
Share-based compensation	(6.5)	(4.5)	(16.9)
Common stock acquired - Share repurchase	(687.2)	(1,486.6)	(789.4)
Dividends paid	(8.0)	(9.0)	(10.1)
Net cash provided by (used in) financing activities	495.4	1,010.0	(624.6)
Net decrease (increase) in cash and cash equivalents	398.0	(18.2)	(309.9)
Cash and cash equivalents, beginning of period	2,512.7	2,530.9	2,840.8
Cash and cash equivalents, end of period	$2,910.7	$2,512.7	$2,530.9
Supplemental cash flow information:
Income taxes paid (received), net	$69.1	$78.4	$44.5
Interest paid	190.1	179.0	178.6
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$7,497.2	$—	$—
Decrease of liabilities due to deconsolidation of consolidated investment entities	5,905.0	—	—
Decrease of equity due to deconsolidation of consolidated investment entities	1,592.2	—	—
Elimination of appropriated retained earnings	17.8	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. In the third quarter of 2016, the Company simplified the management structure of its businesses and no longer groups the five segments into Insurance Solutions and Retirement and Investment Management Solutions businesses. The Company also has one Closed Block segment. In addition, the Company includes in Corporate the financial data not directly related to its segments and effective the fourth quarter of 2016, certain activities in run-off are also included in Corporate. See the Segments Note to these Consolidated Financial Statements for further information.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase shares of Voya Financial, Inc. common stock as described further in the Shareholders' Equity Note to these Consolidated Financial Statements.

Basis of Presentation

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

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. During 2016, certain internal investment management costs were reclassified within the Consolidated Statements of Operations in the amount of $99.6 and $99.5 from Operating expenses to Net investment income for the years ended December 31, 2015 and 2014, respectively.

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

Commercial loans are placed on non-accrual status when 90 days in arrears if the Company has concerns regarding the collectability of future payments, or if a loan has matured without being paid off or extended. Factors considered may include loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow, number of days past due, or various other circumstances. Based on an assessment as to the collectability of the principal, a determination is made either to apply against the book value or apply according to the contractual terms of the loan. Funds recovered in excess of book value would then be applied to recover expenses, impairments, and then interest. Accrual of interest resumes after factors resulting in doubts about collectability have improved.

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

Corporate Loans: Corporate loans held by consolidated collateralized loan obligations ("CLO" or "CLO entities") are reported in Corporate loans, at fair value using the FVO, on the Consolidated Balance Sheets. Changes in the fair value of the loans are recorded in Changes in fair value related to collateralized loan obligations in the Consolidated Statements of Operations. The fair values for corporate loans are determined using independent commercial pricing services. In the event that the third-party pricing source is unable to price an investment (which occurs in less than 1% of the loans), other relevant factors are considered including:

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

Impairments

The Company evaluates its available-for-sale investments quarterly to determine whether there has been an other-than-temporary decline in fair value below the amortized cost basis. This evaluation process entails considerable judgment and estimation. Factors considered in this analysis include, but are not limited to, the length of time and the extent to which the fair value has been less than amortized cost, the issuer's financial condition and near-term prospects, future economic conditions and market forecasts, interest rate changes and changes in ratings of the security. An extended and severe unrealized loss position on a fixed maturity may not have any impact on: (a) the ability of the issuer to service all scheduled interest and principal payments and (b) the evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected. In contrast, for certain equity securities, the Company gives greater weight and consideration to a decline in market value and the likelihood such market value decline will recover.

When assessing the Company's intent to sell a security, or if it is more likely than not it will be required to sell a security before recovery of its amortized cost basis, management evaluates facts and circumstances such as, but not limited to, decisions to rebalance the investment portfolio and sales of investments to meet cash flow or capital needs.

When the Company has determined it has the intent to sell, or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, and the fair value has declined below amortized cost ("intent impairment"), the individual security is written down from amortized cost to fair value, and a corresponding charge is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations as an other-than-temporary impairment ("OTTI"). If the Company does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, but the Company has determined that there has been an other-than-temporary decline in fair value below the amortized cost basis, the OTTI is bifurcated into the amount representing the present value of the decrease in cash flows expected to be collected ("credit impairment") and the amount related to other factors ("noncredit impairment"). The credit impairment is recorded in Net realized capital gains (losses) in the Consolidated Statements of Operations. The noncredit impairment is recorded in Other comprehensive income (loss).

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

The Company also has investments in certain fixed maturities and has issued certain universal life-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. Embedded derivatives within fixed maturities are included with the host contract on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. Embedded derivatives within certain universal life-type and annuity products are included in Future policy benefits on the Consolidated Balance Sheets, and changes in the fair value of the embedded derivatives are recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements are reported with the host contract in Funds held under reinsurance arrangements on the Consolidated Balance Sheets, and changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation, and are included in Other assets on the Consolidated Balance Sheets. Expenditures for replacements and major improvements are capitalized; maintenance and repair expenditures are expensed as incurred. Depreciation on property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, which generally range from 3 to 40 years, with the exception of land and artwork which are not depreciated. Depreciation expense is included in Operating expenses in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2016 and 2015, total cost basis of property and equipment was $373.2 and $366.6, respectively. As of December 31, 2016 and 2015, total accumulated depreciation was $260.9 and $241.5, respectively. For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $25.3, $24.1 and $26.6, respectively.

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

Collectively, the Company refers to DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR") as "DAC/VOBA and other intangibles". (See respective "Sales Inducements" and "Recognition of Insurance Revenue and Related Benefits" sections below). DAC/VOBA and other intangibles are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

These assumptions are "locked-in" at issue and not revised unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits. Recoverability testing is performed for current issue year products to determine if gross premiums are sufficient to cover DAC or VOBA, estimated benefits and related expenses. In subsequent periods, the recoverability of DAC or VOBA is determined by assessing whether future gross premiums are sufficient to amortize DAC or VOBA, as well as provide for expected future benefits and related expenses. If a premium deficiency is deemed to be present, charges will be applied against the DAC and VOBA balances before an additional reserve is established. Absent such a premium deficiency, variability in amortization after policy issuance or acquisition relates only to variability in premium volumes.

The Company amortizes DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts, except for deferred annuity contracts within the CBVA segment, over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). For deferred annuity contracts within the CBVA segment, the Company amortizes DAC/VOBA and DSI in relation to the emergence of estimated gross revenue.

For universal life-type contracts and fixed and variable deferred annuity contracts, recoverability testing is performed for current issue year products to determine if gross profits are sufficient to cover DAC/VOBA and other intangibles, estimated benefits and related expenses. In subsequent years, the Company performs testing to assess the recoverability of DAC/VOBA and other intangibles on an annual basis, or more frequently if circumstances indicate a potential loss recognition issue exists. If DAC/VOBA or other intangibles are not deemed recoverable from future gross profits, charges will be applied against the DAC/VOBA or other intangible balances before an additional reserve is established.

During the year ended December 31, 2016, the Company's reviews resulted in loss recognition in the CBVA segment of $321.0 before income taxes, of which $85.1 and $18.7 was recorded to Net amortization of DAC/VOBA and Interest credited to contract owner account balances, respectively, in the Consolidated Statements of Operations, with a corresponding decrease on the Consolidated Balance Sheets to Deferred policy acquisition costs and Value of business acquired and Sales inducements to contract

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

owners. The loss recognition also included the establishment of $217.2 of premium deficiency reserves related to the continued decline in earned rates in the current interest rate environment, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase on the Consolidated Balance Sheets to Future policy benefits. The Company did not have any loss recognition for the years ended December 31, 2015 and 2014.

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

Several assumptions are considered significant in the estimation of gross profits associated with the Company's variable products. One significant assumption is the assumed return associated with the variable account performance. To reflect the volatility in the equity markets, this assumption involves a combination of near-term expectations and long-term assumptions regarding market performance. The overall return on the variable account is dependent on multiple factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds, as well as equity sector weightings. The Company uses a reversion to the mean approach, which assumes that the market returns over the entire mean reversion period are consistent with a long-term level of equity market appreciation. The Company monitors market events and only changes the assumption when sustained deviations are expected. This methodology incorporates a 9% long-term equity return assumption, a 14% cap and a five-year look-forward period.

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

For the years ended December 31, 2016, 2015 and 2014, the Company capitalized $29.6, $23.1 and $29.4, respectively, of sales inducements. For the years ended December 31, 2016, 2015 and 2014, the Company amortized $40.1, $65.9 and $37.8, respectively, of DSI. See Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles above for loss recognition on Sales Inducements during 2016.

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

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 1.0% to 8.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles above for premium deficiency reserves established during 2016.

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

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5% for the years 2016, 2015 and 2014. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

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

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross revenues for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees, where the notional benefit amount is in excess of the account value. Reserves for GMDB and GMIB are recorded in Future policy benefits on the Consolidated Balance Sheets. Changes in reserves for GMDB and GMIB are reported in Policyholder benefits in the Consolidated Statements of Operations.

GMAB, GMWB, GMWBL, FIA and IUL: The Company issues certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include annuity guaranteed minimum accumulation benefits ("GMAB"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), FIAs and IUL contracts. Embedded derivatives associated with GMABs, GMWBs and GMWBLs are recorded in Future policy benefits on the Consolidated Balance Sheets. Embedded derivatives associated with FIAs and IUL contracts are recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the Stabilizer products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

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

Short-term and Long-term Debt

Short-term and long-term debt are carried on the Consolidated Balance Sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and direct and any incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt using the effective interest method of amortization.

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

Performance-based Incentive Fees on Private Equity Funds

Under asset management fee arrangements for certain of its sponsored private equity funds, the Company is entitled to receive performance-based incentive fees (“carried interest”) when the return on assets under management for such funds exceeds prescribed investment return hurdles or other performance targets. Carried interest is accrued quarterly based on measuring cumulative fund performance against the performance hurdle stated in the relevant investment management agreement, as if the fund was liquidated at its estimated fair value as of the applicable balance sheet date.

Carried interest is subject to adjustment to the extent that subsequent fund performance causes the fund’s cumulative investment return to fall below specified investment return hurdles. In such a circumstance, some or all of the previously accrued carried

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

interest is reversed to the extent that the Company is no longer entitled to such fee and, if such fees have been received by the Company but are subject to recoupment by the fund, a liability is established for the potential repayment obligation.

Income Taxes

The Company files a consolidated federal income tax return, which includes many of its subsidiaries, in accordance with the Internal Revenue Code of 1986, as amended.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent, such as the dividends received deduction which is estimated using information from the prior period and current year results. Other differences are temporary, reversing over time, such as the valuation of insurance reserves, and create deferred tax assets and liabilities.

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

Accounting for reinsurance requires use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance. The Company also evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. The S&P ratings for the Company's reinsurers with the largest reinsurance recoverable balances are A-rated or better, including Lincoln National Corporation ("Lincoln"), Hannover Life Reassurance Company of America ("Hannover US") and Hannover Re (Ireland) Limited ("HLRI") (collectively, "Hannover Re") and various subsidiaries of Reinsurance Group of America Incorporated (collectively, "RGA").

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

The Company has entered into coinsurance funds withheld reinsurance arrangements that contain embedded derivatives for which carrying value is estimated based on the change in the fair value of the assets supporting the funds withheld payable under the agreements.

Employee Benefits Plans

The Company sponsors and/or administers various plans that provide defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives and other individuals. The plans are generally funded through payments, determined by periodic actuarial calculations, to trustee-administered funds.

A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive upon retirement, usually dependent on one or more factors such as age, years of service and compensation. The liability recognized in respect of defined benefit pension plans is the present value of the projected pension benefit obligation ("PBO") at the balance sheet date, less the fair value of plan assets, together with adjustments for unrecognized past service costs. This liability is included in Pension and other postretirement provisions on the Consolidated Balance Sheets. The PBO is defined as the actuarially calculated present value of vested and non-vested pension benefits accrued based on future salary levels. The Company recognizes the funded status of the PBO for pension plans and the accumulated postretirement benefit obligation ("APBO") for other postretirement plans on the Consolidated Balance Sheets.

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of its share-based awards at their grant date fair value, which in the case of RSUs and PSUs is based upon the market value of the Company's common stock on the date of grant. In 2016, the Company granted certain PSU awards, which are subject to attainment of specified total shareholder return ("TSR") targets relative to a specified peer group. The number of TSR-based PSU awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the award. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations over the requisite service period. The majority of awards granted are provided in the first quarter of each year.

The liability related to the cash-settled awards is recorded within Other liabilities on the Consolidated Balance Sheets. Unlike equity-settled awards, which have a fixed grant-date fair value, the fair value of unvested cash-settled awards is remeasured at the end of each reporting period until the awards vest.

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

Adoption of New Pronouncements

Short-Duration Contracts
In May 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-09, "Financial Services - Insurance (ASC Topic 944): Disclosures about Short-Duration Contracts" ("ASU 2015-09"), which requires insurance entities to disclose, for annual reporting periods, information about the liability for unpaid claims and claim adjustment expenses and about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claims adjustment expenses. The standard also requires entities to disclose, for annual and interim reporting periods, a rollforward of the liability for unpaid claims and claim adjustment expenses.

The provisions of ASU 2015-09 were adopted, retrospectively, by the Company on December 31, 2016. The adoption had no effect on the Company's disclosures, as the Company's liabilities to which this guidance relates are not significant.

Derivative Contract Novations
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (ASC Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”), which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship.

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

The provisions of ASU 2015-07 were adopted retrospectively by the Company on January 1, 2016, and the disclosures in the Consolidated Investment Entities Note and the Employee Benefit Arrangements Note to these Consolidated Financial Statements have been updated. The adoption had no effect on the Company's financial condition, results of operations or cash flows.

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

The provisions of ASU 2015-03 and ASU 2015-15 were adopted by the Company, retrospectively, on January 1, 2016. The adoption resulted in the reclassification of approximately $26.1 of debt issuance costs from Other assets to a reduction of Long-term debt in the Consolidated Balance Sheets as of December 31, 2015.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. The impact to the Company’s January 1, 2016 Consolidated Balance Sheet was the deconsolidation of $7.5 billion of assets (comprised of $2.5 billion of Limited partnerships/corporations, at fair value, $0.3 billion of Cash and cash equivalents, $4.6 billion of Corporate loans, at fair value using the fair value option, and $0.1 billion of Other assets related to consolidated investment entities) and $5.9 billion of liabilities (comprised of $4.6 billion of Collateralized loan obligations notes, at fair value using the fair value option, and $1.3 billion of Other liabilities related to consolidated investment entities), with a related adjustment to Noncontrolling interest of $1.6 billion and elimination of $8.8 appropriated retained earnings related to consolidated investment entities.

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

The Company adopted the provisions of ASU 2014-13 on January 1, 2016, using the measurement alternative under the modified retrospective method. Subsequent to the adoption of ASU 2014-13, the impact to the Company’s January 1, 2016 Consolidated Balance Sheet was an increase of $17.8 in Collateralized loan obligations notes, at fair value using the fair value option, related to consolidated investment entities, with an offsetting decrease to appropriated retained earnings of $17.8, resulting in the elimination of appropriated retained earnings related to consolidated investment entities. As a result of adoption of ASU 2014-13, CLO liabilities are measured based on the fair value of the assets of the CLOs; therefore, the changes in fair value related to consolidated CLOs is zero. The changes in fair value of the Company’s interest in the CLOs are presented in Net investment income on the Consolidated Statements of Operations.

Future Adoption of Accounting Pronouncements

Interests Held through Related Parties
In October 2016, the FASB issued ASU 2016-17, “Consolidation (ASC Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which changes how a single decision maker of a VIE should treat indirect interests in the entity that are held through related parties under common control when determining whether it is the primary beneficiary of the VIE.
The provisions of ASU 2016-17 are effective retrospectively for fiscal years beginning after December 15, 2016, including interim periods, with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-17.
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

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.

The provisions of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted as of January 1, 2017. Initial adoption of ASU 2014-09 is required to be reported using either a retrospective or modified retrospective approach.

The Company plans to adopt ASU 2014-09 on January 1, 2018. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, implementation efforts, including assessment of transition approach, are ongoing. Based on review to date, the Company anticipates that the adoption of ASU 2014-09 may impact the timing of recognition of carried interest (less than 0.5% of the Company’s Total revenues for 2016, 2015, and 2014) in the Investment Management segment and may result in the deferral of costs to obtain certain investment-only product contracts in the Retirement and Annuities segments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$3,452.0	$452.2	$13.9	$—	$3,890.3	$—
U.S. Government agencies and authorities	253.9	44.1	—	—	298.0	—
State, municipalities and political subdivisions	2,153.9	31.7	50.0	—	2,135.6	—
U.S. corporate public securities	31,754.8	2,168.5	231.6	—	33,691.7	8.6
U.S. corporate private securities	7,724.9	242.7	159.6	—	7,808.0	—
Foreign corporate public securities and foreign governments(1)	7,796.6	381.7	98.9	—	8,079.4	—
Foreign corporate private securities(1)	7,557.1	302.8	74.1	—	7,785.8	—

Residential mortgage-backed securities:
Agency	5,318.4	269.7	62.0	42.7	5,568.8	—
Non-Agency	1,088.6	137.3	7.7	27.8	1,246.0	31.0
Total Residential mortgage-backed securities	6,407.0	407.0	69.7	70.5	6,814.8	31.0
Commercial mortgage-backed securities	3,320.7	72.9	34.7	—	3,358.9	—
Other asset-backed securities	1,433.9	48.8	7.1	—	1,475.6	3.9

Total fixed maturities, including securities pledged	71,854.8	4,152.4	739.6	70.5	75,338.1	43.5
Less: Securities pledged	1,983.8	189.0	15.7	—	2,157.1	—
Total fixed maturities	69,871.0	3,963.4	723.9	70.5	73,181.0	43.5

Equity securities:
Common stock	151.3	0.5	0.3	—	151.5	—
Preferred stock	90.5	32.2	—	—	122.7	—
Total equity securities	241.8	32.7	0.3	—	274.2	—

Total fixed maturities and equity securities investments	$70,112.8	$3,996.1	$724.2	$70.5	$73,455.2	$43.5
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $515.6 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2016, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,510.9	$2,513.7
After one year through five years	13,270.7	13,845.2
After five years through ten years	18,991.5	19,303.8
After ten years	25,920.1	28,026.1
Mortgage-backed securities	9,727.7	10,173.7
Other asset-backed securities	1,433.9	1,475.6
Fixed maturities, including securities pledged	$71,854.8	$75,338.1

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.
As of December 31, 2016 and 2015, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s consolidated Shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2016
Communications	$3,778.7	$335.7	$20.8	$4,093.6
Financial	8,166.3	478.7	47.6	8,597.4
Industrial and other companies	25,679.5	1,259.5	256.9	26,682.1
Energy	6,250.2	380.7	93.5	6,537.4
Utilities	8,164.7	500.6	106.4	8,558.9
Transportation	1,785.6	103.6	17.5	1,871.7
Total	$53,825.0	$3,058.8	$542.7	$56,341.1

December 31, 2015
Communications	$3,956.0	$251.0	$73.0	$4,134.0
Financial	7,937.8	473.0	53.2	8,357.6
Industrial and other companies	24,762.3	1,020.4	542.0	25,240.7
Energy	7,871.5	127.9	668.1	7,331.3
Utilities	7,540.3	457.4	89.8	7,907.9
Transportation	1,705.3	70.5	40.2	1,735.6
Total	$53,773.2	$2,400.2	$1,466.3	$54,707.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2016 and 2015, approximately 48.0% and 49.3% respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2016 and 2015, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2016 and 2015, the fair value of loaned securities was $1,403.8 and $466.4, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $535.9 and $484.4, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, liabilities to return collateral of $535.9 and $484.4, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $911.7. As of December 31, 2015, the Company did not retain any securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2016 (1)	December 31, 2015
U.S. Treasuries	$762.9	$—
U.S. Government agencies and authorities	4.3	—
U.S. corporate public securities	468.4	265.4
Equity Securities	0.5	—
Short-term Investments	1.0	—
Foreign corporate public securities and foreign governments	210.5	219.0
Payables under securities loan agreements	$1,447.6	$484.4
(1) Borrowings under securities lending transactions include both cash and non-cash collateral of $535.9 and $911.7, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,061.4	$13.9	$—	$—	$—	$—	$1,061.4	$13.9
U.S. Government agencies and authorities	—	—	—	—	—	—	—	—
State, municipalities and political subdivisions	1,264.7	46.9	—	—	23.3	3.1	1,288.0	50.0
U.S. corporate public securities	6,236.0	172.1	38.4	2.5	508.8	57.0	6,783.2	231.6
U.S. corporate private securities	2,261.8	98.1	74.7	2.9	315.6	58.6	2,652.1	159.6
Foreign corporate public securities and foreign governments	1,596.8	49.0	59.8	4.9	396.2	45.0	2,052.8	98.9
Foreign corporate private securities	1,382.3	56.8	—	—	165.9	17.3	1,548.2	74.1
Residential mortgage-backed	1,716.5	52.2	182.7	5.1	165.5	12.4	2,064.7	69.7
Commercial mortgage-backed	1,002.8	32.6	27.2	0.1	27.4	2.0	1,057.4	34.7
Other asset-backed	448.3	1.6	0.8	—	114.3	5.5	563.4	7.1
Total	$16,970.6	$523.2	$383.6	$15.5	$1,717.0	$200.9	$19,071.2	$739.6

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

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 89.5% and 83.8% of the average book value as of December 31, 2016 and 2015, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2016
Six months or less below amortized cost	$17,729.6	$86.8	$554.6	$19.3	1,541	16
More than six months and twelve months or less below amortized cost	755.0	28.3	45.1	7.8	92	9
More than twelve months below amortized cost	1,086.7	124.4	76.5	36.3	267	12
Total	$19,571.3	$239.5	$676.2	$63.4	1,900	37

December 31, 2015
Six months or less below amortized cost	$11,792.1	$1,863.4	$394.6	$524.5	1,051	130
More than six months and twelve months or less below amortized cost	9,465.3	48.3	518.0	23.2	737	5
More than twelve months below amortized cost	1,351.5	55.3	102.5	15.3	322	8
Total	$22,608.9	$1,967.0	$1,015.1	$563.0	2,110	143

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
December 31, 2016
U.S. Treasuries	$1,075.3	$—		$13.9	$—		33	—
U.S. Government agencies and authorities	—	—		—	—		—	—
State, municipalities and political subdivisions	1,337.0	1.0		49.7	0.3		198	1
U.S. corporate public securities	6,947.1	67.7		215.5	16.1		577	4
U.S. corporate private securities	2,672.7	139.0		122.1	37.5		114	3
Foreign corporate public securities and foreign governments	2,131.4	20.3		94.1	4.8		192	4
Foreign corporate private securities	1,622.3	—	*	74.1	—	*	64	2
Residential mortgage-backed	2,127.8	6.6		67.5	2.2		451	19
Commercial mortgage-backed	1,088.9	3.2		32.7	2.0		140	3
Other asset-backed	568.8	1.7		6.6	0.5		131	1
Total	$19,571.3	$239.5		$676.2	$63.4		1,900	37
* Less than $0.1

December 31, 2015
U.S. Treasuries	$487.2	$—		$5.0	$—		21	—
U.S. Government agencies and authorities	49.6	—		0.3	—		1	—
State, municipalities and political subdivisions	772.6	2.0		17.1	0.7		117	3
U.S. corporate public securities	11,712.1	1,025.4		542.7	283.0		955	73
U.S. corporate private securities	2,006.6	164.0		85.1	47.4		92	4
Foreign corporate public securities and foreign governments	3,570.1	668.1		173.9	199.5		331	48
Foreign corporate private securities	2,115.3	97.6		148.3	28.2		86	5
Residential mortgage-backed	875.1	3.8		22.7	1.9		327	7
Commercial mortgage-backed	622.7	2.8		7.3	1.5		56	1
Other asset-backed	397.6	3.3		12.7	0.8		124	2
Total	$22,608.9	$1,967.0		$1,015.1	$563.0		2,110	143

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	5.3	—	0.3	—
Non-agency RMBS < 80%	218.5	3.7	11.1	0.8
Agency RMBS	1,985.5	2.9	60.6	1.4
Other ABS (Non-RMBS)	487.3	1.7	2.1	0.5
Total RMBS and Other ABS	$2,696.6	$8.3	$74.1	$2.7

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$141.0	$—	$6.5	$—
Non-agency RMBS > 5% - 10%	10.7	—	0.4	—
Non-agency RMBS > 0% - 5%	35.8	—	2.6	—
Non-agency RMBS 0%	36.3	3.7	1.9	0.8
Agency RMBS	1,985.5	2.9	60.6	1.4
Other ABS (Non-RMBS)	487.3	1.7	2.1	0.5
Total RMBS and Other ABS	$2,696.6	$8.3	$74.1	$2.7

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$2,029.0	$2.5	$55.6	$0.8
Floating Rate	667.6	5.8	18.5	1.9
Total	$2,696.6	$8.3	$74.1	$2.7
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2016 and 2015, the Company had no new troubled debt restructurings for private placement bonds or commercial mortgage loans.

As of December 31, 2016, the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2016 and 2015, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2016			December 31, 2015
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.6	$11,723.7	$11,728.3	$20.2	$10,430.5	$10,450.7
Collective valuation allowance for losses	N/A	(3.1)	(3.1)	N/A	(3.2)	(3.2)
Total net commercial mortgage loans	$4.6	$11,720.6	$11,725.2	$20.2	$10,427.3	$10,447.5
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2016 and 2015.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2016	December 31, 2015
Collective valuation allowance for losses, balance at January 1	$3.2	$2.8
Addition to (reduction of) allowance for losses	(0.1)	0.4
Collective valuation allowance for losses, end of period	$3.1	$3.2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2016	December 31, 2015
Impaired loans without allowances for losses	$4.6	$20.2
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.6	$20.2
Unpaid principal balance of impaired loans	$6.1	$21.7

The following table presents information on restructured loans as of the dates indicated:

	December 31, 2016	December 31, 2015
Troubled debt restructured loans	$—	$15.3

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2016 and 2015.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2016. There were two loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2015, with a total amortized cost of $3.1.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Impaired loans, average investment during the period (amortized cost)(1)	$12.4	$46.5	$83.6
Interest income recognized on impaired loans, on an accrual basis(1)	0.4	2.4	4.8
Interest income recognized on impaired loans, on a cash basis(1)	0.5	2.6	4.5
Interest income recognized on troubled debt restructured loans, on an accrual basis	0.1	1.9	4.2
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Loan-to-Value Ratio:
0% - 50%	$1,366.3	$1,388.0
>50% - 60%	2,950.1	2,694.1
>60% - 70%	6,560.7	5,670.2
>70% - 80%	833.8	679.6
>80% and above	17.4	18.8
Total Commercial mortgage loans	$11,728.3	$10,450.7
(1)Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$9,298.4	$8,112.1
>1.25x - 1.5x	1,247.3	1,489.5
>1.0x - 1.25x	899.2	550.3
Less than 1.0x	181.4	158.6
Commercial mortgage loans secured by land or construction loans	102.0	140.2
Total Commercial mortgage loans	$11,728.3	$10,450.7
(1)Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,896.8	24.6%	$2,605.3	24.9%
South Atlantic	2,646.0	22.6%	2,318.9	22.2%
Middle Atlantic	1,648.7	14.1%	1,499.1	14.3%
West South Central	1,236.1	10.5%	1,103.7	10.6%
Mountain	1,092.1	9.3%	924.2	8.8%
East North Central	1,274.3	10.9%	1,103.3	10.6%
New England	231.2	2.0%	222.8	2.1%
West North Central	508.9	4.3%	488.8	4.7%
East South Central	194.2	1.7%	184.6	1.8%
Total Commercial mortgage loans	$11,728.3	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2016(1)		December 31, 2015(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,695.8	31.5%	$3,672.8	35.1%
Industrial	2,663.5	22.7%	2,161.3	20.7%
Apartments	2,410.8	20.6%	1,942.9	18.6%
Office	1,917.0	16.3%	1,617.7	15.5%
Hotel/Motel	411.2	3.5%	425.0	4.1%
Other	516.5	4.4%	525.9	5.0%
Mixed Use	113.5	1.0%	105.1	1.0%
Total Commercial mortgage loans	$11,728.3	100.0%	$10,450.7	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	December 31, 2016(1)	December 31, 2015(1)
Year of Origination:
2016	$2,349.6	$—
2015	2,066.1	2,114.0
2014	1,860.3	1,896.0
2013	1,953.1	2,024.8
2012	1,241.4	1,423.3
2011	979.0	1,237.7
2010 and prior	1,278.8	1,754.9
Total Commercial mortgage loans	$11,728.3	$10,450.7
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$—	—	$0.5	1
State, municipalities and political subdivisions	0.3	2	—	—	—	—
U.S. corporate public securities	9.6	3	41.1	27	14.9	42
Foreign corporate public securities and foreign governments(1)	19.1	4	63.9	16	6.9	12
Foreign corporate private securities(1)	3.2	2	1.9	1	—	—
Residential mortgage-backed	9.1	90	7.1	68	7.3	93
Commercial mortgage-backed	0.3	1	0.9	2	0.2	7
Other asset-backed	—	2	2.0	3	0.8	17
Equity	—	—	0.1	1	0.9	2
Other assets(2)	—	—	—	—	0.1	1
Total	$41.6	104	$117.0	118	$31.6	175
(1) Primarily U.S. dollar denominated.
(2) Includes loss on real estate owned that is classified as Other assets on the Consolidated Balance Sheets.

The above tables include $10.1, $15.0 and $7.8 of write-downs related to credit impairments for the years ended December 31, 2016, 2015 and 2014, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $31.5, $102.0 and $23.8 for the years ended December 31, 2016, 2015 and 2014, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. Treasuries	$—	—	$—	—	$0.5	1
State, municipalities and political subdivisions	—	—	—	—	—	—
U.S. corporate public securities	9.1	2	41.1	26	14.5	42
Foreign corporate public securities and foreign governments(1)	17.9	3	58.0	15	6.9	12
Foreign corporate private securities(1)	—	—	—	—	—	—
Residential mortgage-backed	4.2	21	1.9	14	1.5	26
Commercial mortgage-backed	0.3	1	0.9	2	0.2	7
Other asset-backed	—	—	0.1	1	0.2	14
Equity	—	—	—	—	—	—
Other assets	—	—	—	—	—	—
Total	$31.5	27	$102.0	58	$23.8	102
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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$75.3	$86.8	$114.2
Additional credit impairments:
On securities not previously impaired	—	—	1.8
On securities previously impaired	4.4	6.9	4.8
Reductions:
Increase in cash flows	2.2	1.1	2.0
Securities sold, matured, prepaid or paid down	22.9	17.3	32.0
Balance at December 31	$54.6	$75.3	$86.8

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2016	2015		2014
Fixed maturities	$4,011.6	$3,970.1		$4,001.0
Equity securities, available-for-sale	12.1	10.1		12.8
Mortgage loans on real estate	540.4	553.9		495.8
Policy loans	107.9	110.0		113.0
Short-term investments and cash equivalents	5.1	3.0		3.0
Other	61.5	(0.3)		(4.9)
Gross investment income	4,738.6	4,646.8		4,620.7
Less: investment expenses	117.8	108.6	(1)	105.4	(1)
Net investment income	$4,620.8	$4,538.2		$4,515.3
(1)Includes reclassification of $99.6 and $99.5 of certain internal investment management costs from Operating expenses to Net investment income for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, the Company had $13.1 and $3.4, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Fixed maturities, available-for-sale, including securities pledged	$(98.8)	$(122.2)	$63.6
Fixed maturities, at fair value option	(434.2)	(434.4)	(177.3)
Equity securities, available-for-sale	1.4	0.1	17.9
Derivatives	(1,041.4)	(150.6)	12.7
Embedded derivatives - fixed maturities	(24.4)	(20.9)	(10.6)
Guaranteed benefit derivatives	333.3	(7.2)	(804.4)
Other investments	1.0	1.9	19.7
Net realized capital gains (losses)	$(1,263.1)	$(733.3)	$(878.4)
After-tax net realized capital gains (losses)	$(853.2)	$(482.4)	$(517.5)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Proceeds on sales	$7,511.6	$6,778.2	$8,580.8
Gross gains	157.5	101.5	188.6
Gross losses	211.4	122.9	96.6

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

Credit default swaps: Credit default swaps are used to reduce credit loss exposure with respect to certain assets that the Company owns or to assume credit exposure on certain assets that the Company does not own. Payments are made to, or received from, the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

counterparty at specified intervals. In the event of a default on the underlying credit exposure, the Company will either receive a payment (purchased credit protection) or will be required to make a payment (sold credit protection) equal to the par minus recovery value of the swap contract. Credit default swaps are also used to hedge credit exposure associated with certain variable annuity guarantees. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Embedded derivatives: The Company also invests in certain fixed maturity instruments and has issued certain products that contain embedded derivatives for which market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity rates or credit ratings/spreads. In addition, the Company has entered into coinsurance with funds withheld arrangements, which contain embedded derivatives.

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

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	December 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting (1)
Cash flow hedges:
Interest rate contracts	$124.0	$4.7	$0.3	$524.0	$73.3	$—
Foreign exchange contracts	480.8	40.1	10.7	174.7	36.4	—
Fair value hedges:
Interest rate contracts	—	—	—	551.4	0.8	9.8
Derivatives: Non-qualifying for hedge accounting (1)
Interest rate contracts	78,399.6	1,080.6	354.3	65,169.4	1,055.0	352.2
Foreign exchange contracts	1,573.0	60.7	39.2	1,281.9	60.5	37.0
Equity contracts	28,959.6	494.1	50.4	19,738.4	286.2	65.8
Credit contracts	3,255.3	32.2	15.8	4,266.3	26.3	22.7
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	70.5	—	N/A	94.9	—
Within products	N/A	—	3,791.4	N/A	—	3,907.2
Within reinsurance agreements	N/A	—	78.7	N/A	—	25.2
Managed custody guarantees	N/A	—	—	N/A	—	0.3
Total		$1,782.9	$4,340.8		$1,633.4	$4,420.2
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted anticipatory hedge transactions is through the first quarter of 2017.

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2016 and 2015. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk.

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

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,255.3	$32.2	$15.8
Equity contracts	22,327.8	471.4	49.6
Foreign exchange contracts	2,053.8	100.8	49.9
Interest rate contracts	68,342.4	1,085.4	353.0
		1,689.8	468.3
Counterparty netting(1)		(411.3)	(411.3)
Cash collateral netting(1)		(1,083.9)	(21.3)
Securities collateral netting(1)		(71.6)	(13.9)
Net receivables/payables		$123.0	$21.8
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2016, the Company held $809.1 and $257.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2015, the Company held $640.9 and $195.9 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2016, the Company delivered $753.3 of securities and held $71.7 securities as collateral. As of December 31, 2015, the Company delivered $646.2 securities and held $24.8 of securities as collateral.

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1.3	$1.6	$0.7
Foreign exchange contracts	3.5	2.3	2.0
Fair value hedges:
Interest rate contracts	(2.8)	(6.1)	(17.2)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	29.2	80.5	821.1
Foreign exchange contracts	87.0	62.0	106.0
Equity contracts	(1,156.8)	(294.9)	(909.7)
Credit contracts	(2.8)	4.0	9.8
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(24.4)	(20.9)	(10.6)
Within products(2)	332.9	(7.1)	(804.5)
Within reinsurance agreements(3)	(25.0)	125.1	(77.6)
Managed custody guarantees(2)	0.4	(0.1)	0.1
Total	$(757.5)	$(53.6)	$(879.9)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2016, the fair values of credit default swaps of $32.2 and $15.8 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2015, the fair values of credit default swaps of $26.3 and $22.7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$3,271.0	$619.3	$—	$3,890.3
U.S. Government agencies and authorities	—	298.0	—	298.0
State, municipalities and political subdivisions	—	2,135.6	—	2,135.6
U.S. corporate public securities	—	33,669.6	22.1	33,691.7
U.S. corporate private securities	—	6,488.6	1,319.4	7,808.0
Foreign corporate public securities and foreign governments(1)	—	8,067.1	12.3	8,079.4
Foreign corporate private securities(1)	—	7,344.9	440.9	7,785.8
Residential mortgage-backed securities	—	6,742.9	71.9	6,814.8
Commercial mortgage-backed securities	—	3,335.5	23.4	3,358.9
Other asset-backed securities	—	1,391.9	83.7	1,475.6
Total fixed maturities, including securities pledged	3,271.0	70,093.4	1,973.7	75,338.1
Equity securities, available-for-sale	174.7	—	99.5	274.2
Derivatives:
Interest rate contracts	—	1,085.3	—	1,085.3
Foreign exchange contracts	—	100.8	—	100.8
Equity contracts	22.7	360.4	111.0	494.1
Credit contracts	—	21.6	10.6	32.2
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	4,325.8	189.3	5.0	4,520.1
Assets held in separate accounts	92,330.5	4,782.9	5.3	97,118.7
Total assets	$100,124.7	$76,633.7	$2,205.1	$178,963.5
Percentage of Level to total	56.0%	42.8%	1.2%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,029.6	$2,029.6
IUL	—	—	81.0	81.0
GMAB/GMWB/GMWBL	—	—	1,530.4	1,530.4
Stabilizer and MCGs	—	—	150.4	150.4
Other derivatives:
Interest rate contracts	1.7	352.9	—	354.6
Foreign exchange contracts	—	49.9	—	49.9
Equity contracts	0.8	49.6	—	50.4
Credit contracts	—	0.5	15.3	15.8
Embedded derivative on reinsurance	—	78.7	—	78.7
Total liabilities	$2.5	$531.6	$3,806.7	$4,340.8
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2016, $1.7 billion and $59.3 billion of a total fair value of $75.3 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing. As of December 31, 2015, $1.6 billion and $57.6 billion of a total fair value of $72.1 billion in fixed maturities, including securities pledged, were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balance in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$(0.3)	$0.4	$—	$—	$(2.1)	$(2.0)	$19.2	$—	$22.1	$—
U.S. corporate private securities	1,040.3	—	7.2	428.7	—	(37.0)	(177.0)	81.9	(24.7)	1,319.4	0.1
Foreign corporate public securities and foreign governments(1)	13.8	(1.2)	—	—	—	—	(0.3)	—	—	12.3	(1.3)
Foreign corporate private securities(1)	430.4	(3.3)	20.5	—	—	(0.5)	(74.6)	80.0	(11.6)	440.9	(3.3)
Residential mortgage-backed securities	96.1	(7.7)	(0.6)	—	—	(14.9)	(1.0)	—	—	71.9	(15.3)
Commercial mortgage-backed securities	31.4	(0.9)	0.7	3.6	—	—	(11.8)	1.4	(1.0)	23.4	(0.9)
Other asset-backed securities	44.5	—	0.4	45.2	—	—	(6.1)	9.7	(10.0)	83.7	—
Total fixed maturities including securities pledged	1,663.4	(13.4)	28.6	477.5	—	(54.5)	(272.8)	192.2	(47.3)	1,973.7	(20.7)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2016 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$97.4	$—	$2.1	$—	$—	$—	$—	$—	$—	$99.5	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,820.1)	(162.8)	—	—	(238.1)	—	191.4	—	—	(2,029.6)	—
IUL(2)	(52.6)	(12.6)	—	—	(28.6)	—	12.8	—	—	(81.0)	—
GMAB/GMWB/GMWBL(2)	(1,873.5)	493.1	—	—	(150.5)	—	0.5	—	—	(1,530.4)	—
Stabilizer and MCGs(2)	(161.3)	15.6	—	—	(4.7)	—	—	—	—	(150.4)	—
Other derivatives, net	52.4	13.1	—	53.3	—	—	(12.5)	—	—	106.3	53.9
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	5.0	—	—	—	—	—	5.0	—
Assets held in separate accounts(5)	3.9	—	—	3.0	—	(0.4)	—	2.7	(3.9)	5.3	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2015
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$103.8	$—	$(0.6)	$—	$—	$—	$(2.0)	$—	$(94.3)	$6.9	$—
U.S. corporate private securities	978.8	0.5	(41.0)	308.9	—	(10.2)	(263.6)	66.9	—	1,040.3	0.2
Foreign corporate public securities and foreign governments(1)	13.5	(5.9)	(1.4)	—	—	—	(7.6)	15.2	—	13.8	(5.9)
Foreign corporate private securities(1)	435.2	(1.2)	(8.9)	15.1	—	—	(103.7)	93.9	—	430.4	(1.8)
Residential mortgage-backed securities	94.2	(7.1)	(4.7)	9.9	—	(5.6)	(0.6)	12.6	(2.6)	96.1	(10.8)
Commercial mortgage-backed securities	22.0	—	(0.2)	37.6	—	—	(6.0)	—	(22.0)	31.4	—
Other asset-backed securities	10.1	—	0.1	39.0	—	—	(2.5)	34.9	(37.1)	44.5	—
Total fixed maturities including securities pledged	1,657.6	(13.7)	(56.7)	410.5	—	(15.8)	(386.0)	223.5	(156.0)	1,663.4	(18.3)

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2016 and 2015, the transfers in and out of Level 3 for fixed maturities and equity securities, as well as separate accounts, were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2016:

	Range(1)
Unobservable Input	GMWB / GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 18%		0.1% to 18%		—		—		0.1% to 7.5%
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—		—		—
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%		0.25% to 1.6%		0.25% to 0.69%		0.25% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%		—		—
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)	2% to 10%		0 % to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0 % to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

(2)
Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money		Total	Average Expected Delay (Years)**
< 60	$1.9	$—	*	$1.9	9.9
60-69	5.7	0.1		5.8	4.9
70+	5.8	0.1		5.9	3.0
	$13.4	$0.2		$13.6	5.5
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

(4)
The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2016 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$2.0		0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	—	*	0.6% to 4.7%

Shock Lapse Period
	In the Money**	$—	4.7% to 17.3%	$2.8		2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	—	*	11.6% to 12.2%

After Surrender Charge Period
	In the Money**	$—	2.8% to 10.6%	$8.7		1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	0.6		6.7% to 7.0%
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

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$2.3	$—	$2.3	9.0
60-69	6.2	—	6.2	4.2
70+	5.5	—	5.5	2.4
	$14.0	$—	$14.0	4.9
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMAB			GMWB/GMWBL
	Moneyness	Account Value		Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—		0.4% to 6.9%	$5.0		0.1% to 4.5%
	Out of the Money	—	*	1.6% to 7.6%	—	*	0.6% to 4.7%

Shock Lapse Period
	In the Money**	—	*	5.4% to 22.3%	2.0		3.0% to 13.7%
	Out of the Money	—	*	22.3% to 24.5%	—	*	13.7% to 14.4%

After Surrender Charge Period
	In the Money**	$—	*	2.8% to 12.1%	$7.1		1.8% to 7.9%
	Out of the Money	—	*	12.1% to 13.3%	0.6		7.9% to 8.2%
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$75,338.1	$75,338.1	$72,072.6	$72,072.6
Equity securities, available-for-sale	274.2	274.2	331.7	331.7
Mortgage loans on real estate	11,725.2	11,960.7	10,447.5	10,881.4
Policy loans	1,961.5	1,961.5	2,002.7	2,002.7
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,520.1	4,520.1	4,669.4	4,669.4
Derivatives	1,712.4	1,712.4	1,538.5	1,538.5
Other investments	47.4	57.2	91.6	101.5
Assets held in separate accounts	97,118.7	97,118.7	96,514.8	96,514.8
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	53,314.1	57,561.3	51,361.7	56,884.4
Funding agreements with fixed maturities and guaranteed investment contracts	472.9	469.8	1,488.5	1,463.1
Supplementary contracts, immediate annuities and other	3,878.9	4,120.5	2,948.1	3,162.8
Derivatives:
Guaranteed benefit derivatives:
FIA	2,029.6	2,029.6	1,820.1	1,820.1
IUL	81.0	81.0	52.6	52.6
GMAB / GMWB / GMWBL	1,530.4	1,530.4	1,873.5	1,873.5
Stabilizer and MCGs	150.4	150.4	161.3	161.3
Other derivatives	470.7	470.7	487.5	487.5
Long-term debt	3,549.5	3,737.9	3,485.9	3,772.7
Embedded derivative on reinsurance	78.7	78.7	25.2	25.2
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

Other investments: Primarily Federal Home Loan Bank ("FHLB") stock which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 2.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2014	$4,316.1	$1,035.5		$5,351.6
Deferrals of commissions and expenses	371.6	12.7		384.3
Amortization:
Amortization	(535.2)	(166.1)		(701.3)	(1)
Interest accrued	233.8	88.2	(2)	322.0
Net amortization included in Consolidated Statements of Operations	(301.4)	(77.9)		(379.3)
Change in unrealized capital gains/losses on available-for-sale securities	(495.4)	(290.3)		(785.7)
Balance at December 31, 2014	3,890.9	680.0		4,570.9
Deferrals of commissions and expenses	375.9	10.8		386.7
Amortization:
Amortization	(798.7)	(177.1)		(975.8)	(1)
Interest accrued	228.1	84.3	(2)	312.4
Net amortization included in Consolidated Statements of Operations	(570.6)	(92.8)		(663.4)
Change in unrealized capital gains/losses on available-for-sale securities	661.3	414.6		1,075.9
Balance as of December 31, 2015	4,357.5	1,012.6		5,370.1
Deferrals of commissions and expenses	376.7	9.4		386.1
Amortization:
Amortization	(627.6)	(227.1)		(854.7)	(1)
Interest accrued	226.9	76.8	(2)	303.7
Net amortization included in Consolidated Statements of Operations	(400.7)	(150.3)		(551.0)
Change in unrealized capital gains/losses on available-for-sale securities	(268.9)	(48.8)		(317.7)
Balance as of December 31, 2016	$4,064.6	$822.9		$4,887.5

(1)
Includes DAC/VOBA unlocking of $(65.8), $(97.8), and $255.1 for the years ended December 31, 2016, 2015, and 2014, respectively, and loss recognition for DAC and VOBA of $80.7 and $4.4, respectively, during 2016. There was no loss recognition for DAC and VOBA during 2015 and 2014.

(2)	Interest accrued at the following rates for VOBA: 4.1% to 7.5% during 2016, 3.5% to 7.5% during 2015 and 3.1% to 7.5% during 2014.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2017	$86.3
2018	70.2
2019	60.8
2020	57.1
2021	54.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2016 and 2015:

	2016	2015
Future policy benefits:
Individual and group life insurance contracts	$8,294.7	$8,356.5
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	12,314.7	10,262.9
Accident and health	837.8	888.6
Total	$21,447.2	$19,508.0

Contract owner account balances:
GICs	$461.9	$1,430.0
Universal life-type contracts	14,626.3	14,892.2
Fixed annuities and payout contracts without life contingencies	40,945.1	38,531.7
Fixed-indexed annuities	14,572.9	13,810.2
Total	$70,606.2	$68,664.1

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

The Company also issues UL and VUL contracts where the Company contractually guarantees to the contract owner a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"), and other provisions that would produce expected gains from the insurance benefit function followed by losses from that function in later years.

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

Guaranteed Minimum Withdrawal Benefit and Guaranteed Minimum Withdrawal Benefit for Life (GMWB/GMWBL): Guarantees an annual withdrawal amount for a specified period of time (GMWB) or life (GMWBL) that is calculated as a percentage of the benefit base that equals premium paid at the time of product issue and may increase over time based on a number of factors, including a rollup percentage (mainly 7%, 6% or 0%, depending on versions of the benefit) and ratchet frequency (primarily annually or quarterly, depending on versions). The rollup ceases 10 years after purchase of the rider, or in the year when withdrawals occur. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on versions of the benefit. A joint life-time withdrawal benefit option was available to include coverage for spouses. Most versions of the withdrawal benefit included reset and/or step-up features that may increase the guaranteed withdrawal amount in certain conditions. Earlier versions of the withdrawal benefit guarantee that annual withdrawals of up to 7.0% of eligible premiums may be made until eligible premiums previously paid by the contract owner are returned, regardless of account value performance. Asset allocation requirements apply at all times where withdrawals are guaranteed for life.

Guaranteed Minimum Accumulation Benefit (GMAB): Guarantees that the account value will be at least 100% of the eligible premiums paid by the customer after 10 years, adjusted for withdrawals. The Company offered an alternative design that guaranteed the account value to be at least 200% of the eligible premiums paid by contract owners after 20 years.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following assumptions and methodologies were used to determine the guaranteed reserves for CBVA contracts as of December 31, 2016 and 2015:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance	GMDB and GMIB: The overall blended mean is 7.8% based on a single fund group.
GMAB/GMWB/GMWBL: Zero rate curve.

Volatility	GMDB: 14.2% for 2016 and 15.1% for 2015.
GMIB: 14.2% for 2016 and 15.1% for 2015.
GMAB/GMWB/GMWBL: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality
Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement through December 31, 2016, further adjusted for company experience.

Lapse rates	Vary by contract type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB/GMIB: 5.5% for 2016 and 2015.
GMAB/GMWB/GMWBL: Zero rate curve plus adjustment for nonperformance risk.

Variable annuity contracts containing guaranteed minimum death and living benefits expose the Company to market risk. For example, with a decline in the equity markets, the Company has exposure to increasing claims due to the guaranteed minimum benefits. On the other hand, with an increase in the equity markets, the Company's exposure to risks associated with the guaranteed minimum benefits generally decreases. In order to mitigate the risk associated with guaranteed death and living benefits, the Company enters into reinsurance agreements and derivative positions on various public market indices chosen to closely replicate contract owner variable fund returns.

The calculation of the GMDB, GMIB, GMAB, GMWB and GMWBL liabilities assumes dynamic surrenders and dynamic utilization of the guaranteed living benefit feature.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts, as well as variable annuity contracts containing guaranteed minimum death and living benefits, are recorded in separate account liabilities as follows as of December 31, 2016 and 2015. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2016, 2015 and 2014:

	UL and VUL(1)	GMDB(2)	GMAB/ GMWB	GMIB	GMWBL	Stabilizer and MCGs(3)
Separate account liability at December 31, 2016	$488.1	$32,513.3	$564.4	$10,110.4	$13,594.4	$37,577.1
Separate account liability at December 31, 2015	$503.3	$35,117.4	$629.7	$11,669.3	$14,114.2	$36,014.5
Additional liability balance:
Balance at January 1, 2014	$967.8	$350.7	$31.7	$1,069.4	$834.2	$—
Incurred guaranteed benefits	529.3	112.0	4.9	262.6	657.6	102.9
Paid guaranteed benefits	(402.1)	(74.5)	(0.7)	(175.8)	—	—
Balance at December 31, 2014	1,095.0	388.2	35.9	1,156.2	1,491.8	102.9
Incurred guaranteed benefits	554.2	238.1	(3.2)	447.8	349.6	58.4
Paid guaranteed benefits	(451.7)	(91.9)	(0.6)	(162.0)	—	—
Balance at December 31, 2015	1,197.5	534.4	32.1	1,442.0	1,841.4	161.3
Incurred guaranteed benefits	614.4	134.9	(7.9)	453.5	(334.7)	(10.9)
Paid guaranteed benefits	(496.1)	(137.7)	(0.5)	(517.9)	—	—
Balance at December 31, 2016	$1,315.8	$531.6	$23.7	$1,377.6	$1,506.7	$150.4
(1)The additional liability balances as of December 31, 2016, 2015, 2014 and as of January 1, 2014 are presented net of reinsurance of $1,005.6, $935.3, $874.2 and $776.7, respectively.
(2)The additional liability balances as of December 31, 2016, 2015, 2014 and as of January 1, 2014 are presented net of reinsurance of $44.3, $56.6, $50.1 and $52.5, respectively.
(3)The Separate account liability at December 31, 2016 and 2015 includes $30.4 billion and $29.1 billion, respectively, of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $146.6 and $91.0, as of December 31, 2016 and 2015, respectively. The additional liability is recorded in Future policy benefits on the Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The net amount at risk for the GMDB, GMAB and GMWB benefits is equal to the guaranteed value of these benefits in excess of the account values. The net amount at risk for the GMIB and GMWBL benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. The separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts were as follows as of December 31, 2016 and 2015:

	December 31, 2016
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$32,513.3	$564.4	$10,110.4	$13,594.4
Net amount at risk, net of reinsurance	$5,562.8	$14.6	$2,945.8	$2,209.8
Weighted average attained age	71	73	63	68

	December 31, 2015
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Separate account value	$35,117.4	$629.7	$11,669.3	$14,114.2
Net amount at risk, net of reinsurance	$6,152.3	$18.8	$3,044.3	$2,106.3
Weighted average attained age	70	72	63	67

The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts were as follows as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$3,262.3	$—	$3,309.2	$—
Net amount at risk, net of reinsurance	$16,371.8	$—	$16,955.1	$—
Weighted average attained age	63	—	62	—

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Equity securities (including mutual funds):
Equity funds	$24,494.9	$26,612.5
Bond funds	3,799.0	4,106.8
Balanced funds	4,784.5	4,918.1
Money market funds	533.9	602.8
Other	97.9	113.7
Total	$33,710.2	$36,353.9

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2016 and 2015 was $7.2 billion and $6.9 billion, respectively.

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

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2016
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$105.4	$357.9	$(403.9)	$59.4
Reinsurance recoverable	—	—	7,258.6	7,258.6
Total	$105.4	$357.9	$6,854.7	$7,318.0

Liabilities
Future policy benefits and contract owner account balances	$88,759.5	$3,293.9	$(7,258.6)	$84,794.8
Liability for funds withheld under reinsurance agreements	729.1	—	—	729.1
Total	$89,488.6	$3,293.9	$(7,258.6)	$85,523.9

	December 31, 2015
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$98.5	$387.6	$(453.0)	$33.1
Reinsurance recoverable	—	—	7,653.7	7,653.7
Total	$98.5	$387.6	$7,200.7	$7,686.8

Liabilities
Future policy benefits and contract owner account balances	$84,653.9	$3,518.2	$(7,653.7)	$80,518.4
Liability for funds withheld under reinsurance agreements	702.4	—	—	702.4
Total	$85,356.3	$3,518.2	$(7,653.7)	$81,220.8

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2016	2015	2014
Premiums:
Direct premiums	$4,004.7	$3,445.5	$2,891.0
Reinsurance assumed	1,221.8	1,190.9	1,238.3
Reinsurance ceded	(1,711.9)	(1,611.9)	(1,502.9)
Net premiums	$3,514.6	$3,024.5	$2,626.4

Fee income:
Gross fee income	$3,363.6	$3,485.3	$3,637.3
Reinsurance ceded	(3.8)	(4.2)	(4.8)
Net fee income	$3,359.8	$3,481.1	$3,632.5

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$8,070.8	$7,226.9	$6,159.4
Reinsurance assumed	1,212.5	1,067.6	1,267.3
Reinsurance ceded(1)	(1,769.8)	(1,784.5)	(1,488.8)
Net interest credited and other benefits to contract owners / policyholders	$7,513.5	$6,510.0	$5,937.9
(1) Includes $482.1, $452.7 and $435.4 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2016, 2015 and 2014, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $1.6 billion and $1.8 billion as of December 31, 2016 and 2015, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Effective January 1, 2009, the Company executed a Master Asset Purchase Agreement (the "MPA") with respect to its individual reinsurance business whereby the Company recaptured business then-reinsured to Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited and Scottish Re (Dublin) Limited and immediately ceded 100% of such business to Hannover Re on a modified coinsurance, funds withheld, and coinsurance basis. Prior to September 24, 2015 the Company was obligated to maintain collateral for the statutory reserve requirements on the business transferred from the Company to Hannover Re or until Hannover Re elected the option to implement its own facility providing collateral for reinsurance between Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") ("Hannover Re Buyer Facility Agreement"). Hannover Re exercised this election and consequently, on September 24, 2015, the Company entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI ("Buyer Facility Agreement"). Under the Buyer Facility Agreement, the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD. Consequently, the Company has no remaining collateral requirement as of December 31, 2016 and December 31, 2015 with respect to collateral provided by SLDI for the benefit of SLD. Of the Reinsurance recoverable on the Consolidated Balance Sheets, $1.9 billion and $2.4 billion as of December 31, 2016 and 2015, respectively, is related to the reinsurance recoverable from Hannover Re under the MPA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Effective October 1, 2014, the Company disposed of an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") under an indemnity reinsurance arrangement for $448.1. Under the agreement, RGA contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. The Company recognized a loss of $89.4, composed of $32.8 in Other net realized capital gains on assets included in the transaction, $11.4 in Other-than-temporary impairments related to intent and $110.8 of transaction and ongoing expenses, recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2014. As of December 31, 2016 and 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to the Term Life Coinsurance Agreement was $499.0 and $517.8, respectively.

Effective April 1, 2015, the Company disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $304.5. In connection with this transaction, the Company recognized a loss of $39.2, primarily related to intent impairments of assets included in the transaction and other transactions costs. As of December 31, 2016 and 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $198.0 and $263.4, respectively.

Effective October 1, 2015, the Company disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company for $419.2. Under the terms of the agreement, RGA Reinsurance Company contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. The Company recognized a loss of $109.8, composed of $13.7 in Other net realized capital gains on assets included in the transaction, $3.6 in Other-than-temporary impairments related to intent and $119.9 of transaction and ongoing expenses recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2016 and 2015, the Reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $452.3 and $462.3, respectively.

9.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2016 and 2015, the Company had $31.1 in goodwill, which was related to the Investment Management segment. There is no accumulated impairment balance associated with this goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550.0	$449.2	$100.8	$550.0	$421.7	$128.3
Customer relationship lists	20 years	115.8	67.5	48.3	115.8	59.0	56.8
Computer software	3 years	355.9	316.6	39.3	324.7	290.1	34.6
Total intangible assets		$1,021.7	$833.3	$188.4	$990.5	$770.8	$219.7

Amortization expense related to intangible assets was $63.3, $58.6 and $54.6 for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2017	$56.2
2018	49.9
2019	37.6
2020	25.0
2021	5.8
Thereafter	13.9

Amortization of intangible assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

10.    Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2016, common stock reserved and available for issuance under the 2013 Omnibus Plan was 343,770 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2016, common stock reserved and available for issuance under the 2014 Omnibus Plan was 9,716,834 shares.

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

During each of the years ended December 31, 2016, 2015 and 2014 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015, the Company also awarded contingent stock options under the 2014 Omnibus Plan. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date, but to the extent that the relevant vesting condition has not been met by December 31, 2018, any unvested options will expire without value. If vested, the options have an exercise price of $37.60 per share.

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

During the year ended December 31, 2015, all remaining RSUs were granted in connection with Deal Incentive Awards vested and the underlying stock was issued.

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

Non-Employee Director Service Grants: During the years ended December 31, 2016, 2015, and 2014, the Company granted 34,758, 19,913 and 13,404 RSUs, respectively, to certain of its non-employee directors. These awards vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date, however no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated.

Voya Financial, Inc. 2014 Employee Phantom Stock Plan

During 2014, the Company provided certain of its non-executive employees with cash-settled awards under the Voya Financial, Inc. 2014 Employee Phantom Stock Plan (the "Phantom Plan"). Awards made under the Phantom Plan were designed to provide grantees with an economic benefit that is equivalent to an analogous grant under the Omnibus Plans; however the Company must deliver cash, and may not deliver equity, upon vesting of such awards. Awards were granted in the form of phantom RSUs and phantom PSUs, each of which was designed to mirror the value of an equity-settled RSU or PSU awarded under the Omnibus

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Plans, with the cash settlement value determined based on the closing price of a share of Company common stock on the New York Stock Exchange on the trading day immediately preceding the date such award vests. As of December 31, 2016, the Company had 49,181 phantom RSUs and 26,605 phantom PSUs, respectively, outstanding to its employees.

Legacy Equity-Based Plans

Prior to the IPO, employees of the Company received equity-based compensation in the form of ING Group equity awards, pursuant to equity compensation plans adopted by ING Group. ING Group-based equity awards provided to the Company’s employees in 2013 were, upon the closing of the IPO, converted into Company-based equity awards under the 2013 Omnibus Plan. ING Group-based equity awards provided to the Company’s employees in 2012 were not converted and vested according to the terms of their original grant, with substantially all such awards having vested during or prior to the first quarter of 2015.

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

Compensation Cost

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2015:

Expected volatility	28.6%
Expected term (in years)	6.02
Strike price	$37.60
Risk-free interest rate	2.1%
Expected dividend yield	0.11%
Weighted average estimated fair value	$11.89

Although the vesting of the stock options is contingent on the satisfaction of performance conditions on or before December 31, 2018, the Company assumed for purposes of the award's fair value that such conditions would be met in full prior to such date. The Company utilized the Simplified Method for the Expected term calculations. The Company does not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies is not easily obtainable. Furthermore, because the Company did not have historical stock prices for a period at least equal to the expected term, the Company estimated volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
RSUs (1)	$61.9	$54.8	$45.4
RSUs - Deal incentive awards	—	2.1	8.5
PSU awards(2)	31.8	45.2	60.1
Stock options	13.8	0.6	—
Phantom Plan	1.9	4.0	4.2
Total	109.4	106.7	118.2
Income tax benefit	38.3	37.3	41.4
Share-based compensation	$71.1	$69.4	$76.8
(1) This table includes immaterial compensation cost for ING Group RSUs awarded under the Long-Term Sustainable Performance Plan ("LSPP") for the year ended December 31, 2016 and compensation costs of $0.8 and $6.9 for ING Group RSUs awarded under the LSPP for the years ended December 31, 2015 and 2014, respectively.
(2) This table includes immaterial compensation cost for ING Group RSUs awarded under the LSPP for the year ended December 31, 2016 and compensation costs of $7.9 and $30.6 for ING Group PSUs awarded under the LSPP for the years ended December 31, 2015 and 2014, respectively.

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the periods indicated:

	RSUs		PSU Awards		Stock Options
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value	Number of Awards(2)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	3.5	$34.81	0.8	$44.21	3.8	$11.89
Adjusted for PSU performance factor	N/A	N/A	0.1	44.15	—	—
Granted	1.9	31.68	1.7	28.83	—	—
Vested	(1.8)	31.36	(0.9)	44.07	—	—
Forfeited	(0.3)	34.12	(0.2)	28.89	(0.5)	11.89
Outstanding at December 31, 2016	3.3	$35.02	1.5	$28.88	3.3	$11.89

Awards expected to vest as of December 31, 2016	3.3	$35.02	1.5	$28.88	3.3	$11.89
(1)Based upon performance through December 31, 2016, recipients of performance awards would be entitled to 106.0% of shares at the vesting date. The performance awards are included in the preceding table as if the participants earn shares equal to 100% of the units granted.
(2)Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018. As of December 31, 2016, none of the performance conditions have been satisfied.

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$34.7	$19.7	$24.5
Expected remaining weighted-average period of expense recognition (in years)	1.6	2.0	2.0

The total grant date fair value of shares vested for the year ended December 31, 2016 was $57.6 and $38.8 for RSUs and PSU awards, respectively. During the year ended December 31, 2016, no stock options vested.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

11.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2014	261.8		0.1	261.7
Common Shares issued	—		—	—
Common Shares acquired - share repurchase	—		21.2	(21.2)
Share-based compensation programs	1.9		0.5	1.4
Balance, December 31, 2014	263.7		21.8	241.9
Common Shares issued	—		—	—
Common Shares acquired - share repurchase	—		34.3	(34.3)
Share-based compensation programs	1.6		0.1	1.5
Balance, December 31, 2015	265.3		56.2	209.1
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation programs	2.7		0.2	2.5
Balance, December 31, 2016	268.0		73.4	194.6
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
On October 27, 2016, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $600.0. The current share repurchase authorization expires on December 31, 2017 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On November 3, 2016, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $200.0 during the fourth quarter of 2016 and received delivery of 5,216,025 shares during the first quarter of 2017.

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

12.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2016	2015	2014
Net income (loss) available to common shareholders
Net income (loss)	$(398.7)	$538.6	$2,532.7
Less: Net income (loss) attributable to noncontrolling interest	29.3	130.3	237.7
Net income (loss) available to common shareholders	$(428.0)	$408.3	$2,295.0

Weighted-average common shares outstanding
Basic	200.8	225.4	253.1
Dilutive Effects: (1)(2)
RSUs	—	1.8	1.3
RSUs - Deal incentive awards	—	—	0.3
PSU awards	—	0.2	0.4
Diluted	200.8	227.4	255.1

Net income (loss) per common share
Basic	$(2.13)	$1.81	$9.07
Diluted	(2.13)	1.80	9.00
(1) For the years ended December 31, 2016, 2015 and 2014, weighted average shares used for calculating earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2)For year ending December 31, 2016, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 1.7 and 0.2 shares for stock compensation plans of RSU awards and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss in the period.

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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company’s state of domicile, the entire amount or a portion of an insurance company’s asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2016, 2015 and 2014, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2016, 2015 and 2014 and statutory capital and surplus as of December 31, 2016 and 2015 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2016	2015	2014	2016	2015
Subsidiary Name (State of Domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$232.4	$553.3	$335.6	$1,906.2	$2,074.8
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	266.2	317.5	321.7	1,959.3	2,030.2
Security Life of Denver Insurance Company (CO)	93.2	(244.5)	141.6	897.1	858.3
ReliaStar Life Insurance Company ("RLI") (MN)	(506.6)	74.2	103.9	1,662.0	1,609.2

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

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company's Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2017. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of the Company's Arizona captives of certain term life insurance business in the fourth quarter of 2016, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings Inc. and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings Inc. without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
	2017	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$278.9	$447.5	$394.1
Voya Retirement Insurance and Annuity Company (CT)	265.9	364.1	321.8
Security Life of Denver Insurance Company (CO)	73.6	54.9	111.6
ReliaStar Life Insurance Company (MN)	—	—	194.2

The following table summarizes dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$373.0	$394.0	$—	$98.0
Voya Retirement Insurance and Annuity Company (CT)	278.0	321.0	—	—
Security Life of Denver Insurance Company (CO)	54.0	111.0	—	130.0
ReliaStar Life Insurance Company (MN)	—	194.0	100.0	280.0

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri (collectively referred to as the "captive reinsurance subsidiaries") provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Each of the Company's captive reinsurance subsidiaries, that is domiciled in Missouri, is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $577.1 and $590.6 as of December 31, 2016 and 2015, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $352.2 and $351.5 as of December 31, 2016 and 2015, respectively.

The Company's Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements including the living benefit guarantees under the Company's CBVA segment. Arizona state insurance statutes and regulations require the Company's Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on Company's Arizona captives Shareholder's equity as of December 31, 2016 and 2015. In addition, the Arizona captives obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $441.1 and $456.6 as of December 31, 2016 and 2015, respectively, but has no effect on the Company's consolidated Total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

alternatives which could be executed to allow the reinsurance credit for these ceded reserves. Additionally, RRII has obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of business from a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. net of related federal income taxes, as a separate component of Shareholder's equity. The effect of the permitted practice was to increase RRII's Shareholder's equity by $2,466.9 as of December 31, 2016, but has no effect on SLDI or the Company's Consolidated total shareholders' equity.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, the Company's Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. The Company's Arizona captives do not expect to make any dividend payments during calendar year 2017 and did not make any in 2016.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $283.5 and $270.2 as of December 31, 2016 and 2015, respectively.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's qualified pension plans were fully funded in compliance with Employee Retirement Income Security Act (“ERISA”) guidelines as of December 31, 2015, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's defined benefit pension and postretirement healthcare benefit plans for the years ended December 31, 2016 and 2015:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligations, January 1	$2,054.0	$2,452.8	$28.0	$31.1
Service cost	25.4	26.4	—	—
Interest cost	96.1	104.0	1.1	1.0
Plan participants' contribution	—	—	0.1	0.1
Net actuarial (gains) losses	32.5	(184.5)	(1.6)	(1.1)
Benefits paid	(91.9)	(90.9)	(3.3)	(3.1)
Lump sum benefits settled for terminated vested participants for the Retirement Plan	—	(253.8)	—	—
Plan amendments	—	—	(3.4)	—
Benefit obligations, December 31	2,116.1	2,054.0	20.9	28.0

Change in plan assets:
Fair value of plan net assets, January 1	1,394.6	1,657.7	—	—
Actual return on plan assets	79.6	(0.7)	—	—
Employer contributions	80.4	82.3	3.2	3.0
Plan participants' contributions	—	—	0.1	0.1
Benefits paid	(91.9)	(90.9)	(3.3)	(3.1)
Lump sum benefits settled for terminated vested participants for the Retirement Plan	—	(253.8)	—	—
Fair value of plan net assets, December 31	1,462.7	1,394.6	—	—
Unfunded status at end of year (1)	$(653.4)	$(659.4)	$(20.9)	$(28.0)
(1) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes amounts recognized on the Consolidated Balance Sheets and in AOCI were as follows as of December 31, 2016 and 2015:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(653.4)	$(659.4)	$(20.9)	$(28.0)
Net amount recognized	$(653.4)	$(659.4)	$(20.9)	$(28.0)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$(21.4)	$(31.8)	$(18.4)	$(18.2)
Tax effect	7.5	11.1	6.4	6.4
Accumulated other comprehensive (income) loss, net of tax	$(13.9)	$(20.7)	$(12.0)	$(11.8)

The following table summarizes information for pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2016 and 2015:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Projected benefit obligation	$2,116.1	$2,054.0	$20.9	$28.0
Accumulated benefit obligation	2,110.7	2,049.8	N/A	N/A
Fair value of plan assets	1,462.7	1,394.6	—	—

Components of Periodic Net Benefit Cost

Net periodic pension cost and net periodic other postretirement benefit plan cost consist of the following:

▪	Service Cost: Service cost represents the increase in the projected benefit obligation as a result of benefits payable to employees on service rendered during the current year.

▪	Interest Cost (on the Liability): Interest cost represents the increase in the amount of projected benefit obligation at the end of each year due to the time value adjustment.

▪	Expected Return on Plan Assets: Expected return on plan assets represents the anticipated return earned by the pension fund assets in a given year.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) were as follows for the years ended December 31, 2016, 2015 and 2014:

	Pension Plans			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$25.4	$26.4	$26.8	$—	$—	$—
Interest cost	96.1	104.0	96.2	1.1	1.0	1.5
Expected return on plan assets	(104.0)	(122.2)	(114.3)	—	—	—
Amortization of prior service cost (credit)	(10.4)	(10.4)	(10.4)	(3.3)	(3.3)	(3.4)
Net (gain) loss recognition	56.8	(61.6)	376.4	(1.6)	(1.1)	(3.7)
Net periodic (benefit) costs	63.9	(63.8)	374.7	(3.8)	(3.4)	(5.6)

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	10.4	10.4	10.4	(0.2)	3.3	3.4
Total recognized in AOCI	10.4	10.4	10.4	(0.2)	3.3	3.4
Total recognized in net periodic (benefit) costs and AOCI	$74.3	$(53.4)	$385.1	$(4.0)	$(0.1)	$(2.2)

The table below illustrates the breakdown of the net actuarial (gains) losses related to Pension and Other postretirement benefit obligations reported within Operating expenses in the Consolidated Statements of Operations as of the periods presented:

(Gain)/Loss Recognized	2016	2015	2014
Discount Rate	$69.5	$(132.4)	$200.2
Asset Returns	24.4	122.9	(42.4)
Mortality Table Assumptions	(22.4)	(32.3)	202.1
Demographic Data and other	(16.3)	(20.9)	12.8
Total Net Actuarial (Gain)/Loss Recognized	$55.2	$(62.7)	$372.7

The estimated prior service cost for the pension plans and other postretirement benefit plans are amortized from AOCI into net periodic (benefit) cost. Such amounts included in AOCI and expected to be recognized as components of periodic (benefit) cost in 2017 are as follows:

	Pension Plans	Other Postretirement Benefits
Amortization of prior service cost (credit)	$(10.4)	$(3.6)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Assumptions

The weighted-average assumptions used in determining benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.55%	4.81%	4.55%	4.81%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

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

The weighted-average assumptions used in determining net benefit cost were as follows:

	Pension Plans			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.81%	4.36%	4.95%	4.81%	4.36%	4.95%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A
Expected rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

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

The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical rate, within the other postretirement benefit plans, is 7.1%, decreasing gradually to 5.2% over the next five years with an ultimate trend rate of 4.5%.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase		One Percentage Point Decrease
Effect on the aggregate of service and interest cost components	$—	*	$—	*
Effect on accumulated postretirement benefit obligation	0.9		(0.7)
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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2016 and 2015:

	Actual Asset Allocation
	2016	2015
Equity securities:
Target allocation range	37%-65%	37%-65%
Large-cap domestic	23.7%	24.2%
Small/Mid-cap domestic	6.4%	5.6%
International commingled funds	11.6%	11.4%
Limited Partnerships	3.4%	4.1%
Total equity securities	45.1%	45.3%
Fixed maturities:
Target allocation range	30%-50%	30%-50%
U.S. Treasuries, short term investments, cash and futures	6.3%	7.2%
U.S. Government agencies and authorities	4.2%	4.8%
U.S. corporate, state and municipalities	29.7%	28.5%
Foreign securities	4.3%	3.6%
Commercial mortgage-backed securities	0.1%	0.1%
Total fixed maturities	44.6%	44.2%
Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	4.8%	5.1%
Real estate	5.5%	5.4%
Total other investments	10.3%	10.5%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets as of December 31, 2016 by asset class were as follows:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$2.2	$—	$—	$—	$2.2
Short-term investment fund(1)	—	—	—	89.5	89.5
U.S. Government securities	61.1	—	—	—	61.1
U.S. corporate, state and municipalities	—	434.5	—	—	434.5
Foreign securities	—	63.4	—	—	63.4
Commercial mortgage-backed securities	—	1.2	—	—	1.2
Other asset-backed securities	—	0.2	—	—	0.2
Total fixed maturities	63.3	499.3	—	89.5	652.1

Equity securities:
Large-cap domestic	347.1	—	—	—	347.1
Small/Mid-cap domestic	94.3	—	—	—	94.3
International commingled funds(2)	—	—	—	169.6	169.6
Limited partnerships(3)	—	—	—	49.4	49.4
Total equity securities	441.4	—	—	219.0	660.4

Other investments:
Real estate(4)	—	—	—	80.9	80.9
Limited partnerships(5)	—	—	—	69.6	69.6
Futures	(0.3)	—	—	—	(0.3)
Total other investments	(0.3)	—	—	150.5	150.2
Net, total pension assets	$504.4	$499.3	$—	$459.0	$1,462.7
(1) This category includes common collective trust funds invested in the EB Temporary Investment Fund of The Bank of New York Mellon ("Short-term Investment Fund"). The Short-term Investment Fund is designed to provide a rate of return by investing in a full range of high-quality, short-term money market securities. Participant's redemptions in the Short-term Investment Fund may be requested by 2 p.m. eastern standard time and are processed by the following day.

(2)
International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $83.8 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $85.8 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $7.4 and Pantheon USA has a balance of $42.0. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2016, Pantheon Europe and Pantheon USA have unfunded commitments of $1.3 and $4.6, respectively, and there were no significant redemption restrictions.
(4) UBS Trumbull Property Fund ("UBS") uses the NAV to calculate fair value. UBS has a balance of $80.9 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(5) Magnitude Institutional, Ltd. ("MIL") has a balance of $69.6 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets as of December 31, 2015 by asset class were as follows:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short term investments and cash:
Cash and cash equivalents	$1.4	$—	$—	$—	$1.4
Short-term investment fund(1)	—	—	—	98.3	98.3
U.S. Government securities	66.2	—	—	—	66.2
U.S. corporate, state and municipalities	1.0	396.3	—	—	397.3
Foreign securities	—	50.3	—	—	50.3
Commercial mortgage-backed securities	—	1.4	—	—	1.4
Other asset-backed securities	—	0.3	—	—	0.3
Total fixed maturities	68.6	448.3	—	98.3	615.2

Equity securities:
Large-cap domestic	337.5	—	—	—	337.5
Small/Mid-cap domestic	77.8	—	—	—	77.8
International commingled funds(2)	—	—	—	159.4	159.4
Limited partnerships(3)	—	—	—	57.9	57.9
Total equity securities	415.3	—	—	217.3	632.6

Other investments:
Real estate(4)	—	—	—	75.5	75.5
Limited partnerships(5)	—	—	—	71.0	71.0
Futures	0.3	—	—	—	0.3
Total other investments	0.3	—	—	146.5	146.8
Net, total pension assets	$484.2	$448.3	$—	$462.1	$1,394.6
(1) This category includes common collective trust funds invested in the Short-term Investment Fund. The Short-term Investment Fund is designed to provide a rate of return by investing in a full range of high-quality, short-term money market securities. Participants redemptions in the Short-term Investment Fund were the result of the normal course of business, the Trustee permitted redemptions in cash. In order to control liquidity and realized losses on the sale of securities in the Short-term Investment Fund, requests for cash redemptions were not permitted where participants desired to exit the Short-term investment fund.
(2) International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $79.6 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $79.8 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem moneys from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $9.8 and Pantheon USA has a balance of $48.1. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2015, Pantheon Europe and Pantheon USA have unfunded commitments of $1.5 and $5.6, respectively, and there were no significant redemption restrictions.
(4) UBS Trumbull Property Fund ("UBS") uses the NAV to calculate fair value. UBS has a balance of $75.5 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the NFI_ODCE index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period.
(5) MIL has a balance of $71.0 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements, pension plan assets are categorized into a three-level fair value hierarchy based upon the inputs available in evaluating each of the assets. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). Certain investments are measured at fair value using the NAV per share as a practical expedient and have not been classified in the fair value hierarchy. The leveling hierarchy is applied to the pension plans assets as follows:

Cash and cash equivalents: The carrying amounts for cash and cash equivalents reflect the assets' fair value. The fair values for cash and cash equivalents are determined based on quoted market prices. These assets are classified as Level 1.

Short-term Investment Funds: Short term investment funds are valued by investment managers and are reported as a NAV per share and are classified accordingly. See subscript (1) in Fair Value Hierarchy table footnotes for a description of the fund's redemption policies.

U.S. Government securities, corporate bonds and notes and foreign securities: Fair values for actively traded marketable bonds are determined based upon quoted market prices and are classified as Level 1 assets. Corporate bonds, ABS, U.S. agency bonds, and foreign securities use observable pricing method such as matrix pricing, market corroborated pricing or inputs such as yield curves and indices. These investments are classified as Level 2.

International Commingled Funds: Commingled funds are valued at NAV. These investments are alternative assets with an ability to redeem investments with the investee at the NAV per share at the measurement date. See subscript (2) in Fair Value Hierarchy table footnotes for description of the fund's redemption policies.

Equity securities: Fair values are based upon a quoted market price determined in an active market and are included in Level 1.

Real estate: Real estate is based on unobservable inputs. The fair value used relies on the investment manager's own assumptions and the use of appraisals. The fair value of the investment in this category has been estimated using the NAV per share. See subscript (4) in Fair Value Hierarchy table footnotes for more information on real estate.

Limited partnerships: Limited partnerships are based on unobservable inputs. The fair value of the investments in this category has been estimated using the NAV per share. See subscripts (3) and (5) in Fair Value Hierarchy table footnotes for more information on limited partnerships.

Derivatives: Futures contracts are based on unadjusted quoted prices from an active exchange and therefore, are classified as Level 1.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2016 and 2015. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension and postretirement plans to be paid for the years indicated:

	Pension Benefits	Other Postretirement Benefits Gross
2017	$116.4	$2.0
2018	120.1	1.7
2019	121.8	1.7
2020	125.1	1.6
2021	128.1	1.6
2022-2026	661.4	6.7

The Company expects that it will make a cash contribution of approximately $83.6 to the qualified and non-qualified pension plans and approximately $2.0 to other postretirement plans in 2017.
Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya Financial Savings Plan and ESOP (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution and stock bonus plan, which includes an employee stock ownership plan component. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2016, 2015 and 2014 was $38.2, $36.3 and $35.5, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

15.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2016	2015	2014
Fixed maturities, net of OTTI	$3,412.8	$2,122.7	$5,844.8
Equity securities, available-for-sale	32.4	31.3	29.8
Derivatives	257.8	259.1	229.4
DAC/VOBA adjustment on available-for-sale securities	(1,082.5)	(764.8)	(1,840.7)
Premium deficiency reserve	(53.7)	—	—
Sales inducements adjustment on available-for-sale securities	(168.8)	(22.6)	(75.1)
Other	(30.8)	(31.3)	(31.4)
Unrealized capital gains (losses), before tax	2,367.2	1,594.4	4,156.8
Deferred income tax asset (liability)	(371.4)	(202.0)	(1,094.5)
Net unrealized capital gains (losses)	1,995.8	1,392.4	3,062.3
Pension and other postretirement benefits liability, net of tax	25.9	32.5	41.4
AOCI	$2,021.7	$1,424.9	$3,103.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2016
	Before-Tax Amount		Income Tax		After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,167.6		$(307.5)	(4)	$860.1
Equity securities	2.5		(0.9)		1.6
Other	0.5		(0.2)		0.3
OTTI	23.7		(8.3)		15.4
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	97.4		(34.1)		63.3
DAC/VOBA	(317.7)	(1)	111.2		(206.5)
Premium deficiency reserve	(53.7)		18.8		(34.9)
Sales inducements	(146.2)		51.2		(95.0)
Change in unrealized gains/losses on available-for-sale securities	774.1		(169.8)		604.3

Derivatives:
Derivatives	19.4	(2)	(6.8)		12.6
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20.7)		7.2		(13.5)
Change in unrealized gains/losses on derivatives	(1.3)		0.4		(0.9)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(10.2)	(3)	3.6		(6.6)
Change in pension and other postretirement benefits liability	(10.2)		3.6		(6.6)
Change in Other comprehensive income (loss)	$762.6		$(165.8)		$596.8
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.
(4) Amount includes $100.8 decrease in valuation allowance. See the Income Taxes Note to these Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,863.0)		$1,347.7	$(2,515.3)
Equity securities	1.5		(0.5)	1.0
Other	0.1		—	0.1
OTTI	18.8		(6.6)	12.2
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	122.1		(42.7)	79.4
DAC/VOBA	1,075.9	(1)	(376.6)	699.3
Premium deficiency reserve	—		—	—
Sales inducements	52.5		(18.4)	34.1
Change in unrealized gains/losses on available-for-sale securities	(2,592.1)		902.9	(1,689.2)

Derivatives:
Derivatives	44.3	(2)	(15.5)	28.8
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(14.6)		5.1	(9.5)
Change in unrealized gains/losses on derivatives	29.7		(10.4)	19.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.7)	(3)	4.8	(8.9)
Change in pension and other postretirement benefits liability	(13.7)		4.8	(8.9)
Change in Other comprehensive income (loss)	$(2,576.1)		$897.3	$(1,678.8)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2014
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,693.0		$(946.8)	$1,746.2
Equity securities	(17.2)		6.0	(11.2)
Other	(3.7)		1.3	(2.4)
OTTI	40.0		(14.0)	26.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(53.5)		18.7	(34.8)
DAC/VOBA	(785.7)	(1)	275.0	(510.7)
Premium deficiency reserve	—		—	—
Sales inducements	(17.0)		6.0	(11.0)
Change in unrealized gains/losses on available-for-sale securities	1,855.9		(653.8)	1,202.1

Derivatives:
Derivatives	102.0	(2)	(35.7)	66.3
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(7.4)		2.6	(4.8)
Change in unrealized gains/losses on derivatives	94.6		(33.1)	61.5

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(13.8)	(3)	4.8	(9.0)
Change in pension and other postretirement benefits liability	(13.8)		4.8	(9.0)
Change in Other comprehensive income (loss)	$1,936.7		$(682.1)	$1,254.6
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

16.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal	$(173.8)	$75.5	$87.0
State	(0.1)	(11.2)	1.4
Total current tax expense (benefit)	(173.9)	64.3	88.4
Deferred tax expense (benefit):
Federal	(41.7)	(15.2)	(1,808.9)
State	0.9	(3.2)	(11.0)
Total deferred tax expense (benefit)	(40.8)	(18.4)	(1,819.9)
Total income tax expense (benefit)	$(214.7)	$45.9	$(1,731.5)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes	$(613.4)	$584.5	$801.2
Tax Rate	35.0%	35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	(214.7)	204.5	280.4
Tax effect of:
Valuation allowance	101.6	(13.7)	(1,834.9)
Dividend received deduction	(105.3)	(109.3)	(99.0)
Audit settlement	(0.1)	(0.1)	(1.7)
State tax expense (benefit)	(15.9)	2.3	2.0
Noncontrolling interest	(10.2)	(45.6)	(83.2)
Tax credits	9.8	6.7	1.8
Nondeductible expenses	2.3	3.1	1.2
Expirations of federal tax capital loss carryforward	17.1	—	—
Other	0.7	(2.0)	1.9
Income tax expense (benefit)	$(214.7)	$45.9	$(1,731.5)
Effective tax rate	35.0%	7.9%	(216.1)%

The income tax  benefit and effective tax rate for the year ended December 31, 2016 were the result of the application of the exception to the general rule of intra period tax allocation described in ASC 740-20-45-7. The intra period tax allocation rule requires that the Company considers all sources of income to determine the allocation of income tax benefit between continuing operations and other sources of income, such as Other comprehensive income. As a result, for periods where the Company’s results reflect a loss before income taxes from continuing operations and income before income taxes in Other comprehensive income, the Company is required to allocate the income tax benefit to Other comprehensive income and then record the related tax benefit in continuing operations.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2016	2015
Deferred tax assets
Federal and state loss carryforwards	$1,524.4	$1,118.8
Investments	2,613.0	2,684.3
Compensation and benefits	548.0	490.2
Insurance reserves	673.9	942.6
Other assets	402.4	450.8
Total gross assets before valuation allowance	5,761.7	5,686.7
Less: Valuation allowance	963.9	963.1
Assets, net of valuation allowance	4,797.8	4,723.6

Deferred tax liabilities
Net unrealized investment gains	(1,218.9)	(833.6)
Deferred policy acquisition costs	(1,454.6)	(1,633.7)
Other liabilities	(34.5)	(41.5)
Total gross liabilities	(2,708.0)	(2,508.8)
Net deferred income tax asset (liability)	$2,089.8	$2,214.8

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2016		2015
Federal net operating loss carryforward	$4,111.5	(1)	$3,022.2
State net operating loss carryforward	2,208.6	(2)	2,229.3
Federal tax capital loss carryforward	58.4	(3)	—
Credit carryforward	267.7	(4)	265.8
(1) Expire between 2017 and 2036.
(2) Expire between 2017 and 2036.
(3) Expire between 2017 and 2020.
(4) Expire between 2017 and 2035 except for $219.4 of Alternative Minimum Tax ("AMT"), which has an unlimited expiration period.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, the Company had a total valuation allowance of $963.9 and $963.1, respectively. As of December 31, 2016 and 2015, $1,413.9 and $1,312.3, respectively, of this valuation allowance was allocated to continuing operations, $(454.9) and $(354.1), respectively, was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses, and $4.9 as of the end of each period was related to Additional paid-in capital.

For the year ended December 31, 2016, the increase in the valuation allowance was $0.8, of which an increase of $101.6 and a decrease of $100.8 were allocated to continuing operations and Other comprehensive income, respectively. The net increase in the valuation allowance was a result of the generation and expiration of certain capital losses and expiration of foreign tax credits subject to a valuation allowance as well as state apportionment changes for certain state deferred tax assets subject to a valuation allowance. The amount of valuation allowance allocated between continuing operations and Other comprehensive income is related to the exception to the general rule of intraperiod tax allocation (ASC 740-20-45-7).

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2015, the decrease in valuation allowance was $8.8, of which a decrease of $13.7 and an increase of $4.9 were allocated to continuing operations and Additional paid-in capital, respectively. With respect to the 2015 amount allocated to continuing operations, the decrease was mostly due to the impact of state law changes on certain state deferred tax assets subject to valuation allowance.

For the year ended December 31, 2014, the decrease in the valuation allowance was $1.83 billion, all of which was allocated to continuing operations, due to favorable developments as discussed below.

During the three months ended December 31, 2014, the Company experienced significant favorable developments, including continued strong results from operation of the Company's segments excluding CBVA, reduction in the ING Group ownership to below 20%, the sale of certain under-performing businesses via indemnity reinsurance, entry into an Issue Resolution Agreement ("IA") with the Internal Revenue Service ("IRS") regarding the Internal Revenue Code ("IRC") Section 382 calculation and emergence from a cumulative loss to cumulative income in recent years. The IA with the IRS significantly reduced uncertainty in the Company's ability to use certain losses. During the fourth quarter of 2014, results were positive after excluding losses from items not indicative of future profitability, such as the $107.0 loss from the sale of certain businesses and a $372.7 loss from immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations. These facts, coupled with strong full year results and projections of sufficient taxable income, represents significant positive evidence. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain of the Company's deferred tax assets for the Company's U.S. consolidated income tax group will be realized. This assessment was evidenced by the Company's consideration of the facts and circumstances (mentioned above) and resulted in the Company's conclusion that $1.62 billion of the deferred tax asset valuation allowance for the Company's U.S. consolidated income tax group should be released in the fourth quarter of 2014. On a year-to-date basis, the total decrease in the valuation allowance was $1.83 billion. The Company determined that deferred tax assets related to certain federal and state loss carryforwards, state temporary differences and tax credits were not realizable on a more-likely-than not basis prior to the expiration of their respective carryforward periods. Thus, a corresponding valuation allowance remains against these deferred tax assets.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$45.2	$62.4	$60.9
Additions for tax positions related to current year	3.2	3.4	4.7
Additions for tax positions related to prior years	—	—	4.9
Reductions for tax positions related to prior years	(6.5)	(18.1)	(6.1)
Reductions for settlements with taxing authorities	(1.3)	(2.2)	(0.2)
Reductions for expiring statutes	(4.2)	(0.3)	(1.8)
Balance at end of period	$36.4	$45.2	$62.4

The Company had $7.6, $9.1 and $14.1 of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2016 and 2015 were $1.0 and $1.2, respectively. The Company recognized gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations of $(0.2), $(5.8) and $0.8 for the years ended December 31, 2016, 2015 and 2014, respectively.

The timing of the payment of the remaining allowance of $36.4 cannot be reasonably estimated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

During 2016, the IRS completed its examination of the Company's returns through tax year 2015. The audit settlements did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2016 may be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

17.    Financing Agreements

Short-term Debt

The Company did not have any short-term debt borrowings outstanding as of December 31, 2016 and 2015.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2016 and 2015:

	Maturity	2016	2015
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$142.9	$159.4
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	185.8	201.8
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.6	13.7
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	93.7	108.6
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	360.7	843.8
2.9% Senior Notes, due 2018	02/15/2018	825.0	995.7
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738.2	737.8
5.7% Senior Notes, due 2043	07/15/2043	394.3	394.1
3.65% Senior Notes, due 2026	06/15/2026	494.2	—
4.8% Senior Notes, due 2046	06/15/2046	296.2	—
Subtotal		3,549.5	3,459.8
Less: Current portion of long-term debt		—	—
Total		$3,549.5	$3,459.8
(1) Guaranteed by ING Group.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

As of December 31, 2016, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2017	$—
2018	827.0
2019	—
2020	—
2021	—
Thereafter	2,757.5
Total	$3,584.5

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850.0 of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"). Interest is paid semi-annually, in arrears, on each January 15 and July 15.

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes"), a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15.

On July 26, 2013, Voya Financial, Inc. issued $400.0 of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15.

The 2022 Notes, 2018 Notes and 2043 Notes were the subject of SEC-registered exchange offers during 2013, pursuant to which the Company's registration obligations with respect to each of these series were satisfied.

On June 13, 2016, Voya Financial, Inc. issued $500.0 of unsecured 3.65% Senior Notes due 2026 (the "2026 Notes") and $300.0 of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes") in a registered public offering. The 2026 Notes and 2046 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each June 15 and December 15, commencing on December 15, 2016. The Company used the proceeds of the Notes to repurchase $43.7 aggregate face amount of the Aetna Notes (as defined below) and $659.8 aggregate face amount of the 2018 Notes and 2022 Notes on June 20, 2016 through a tender offer.

During the year ended December 31, 2016, Voya Financial, Inc. repurchased $486.8 and $173.0 of the outstanding principal amounts of the 2022 Notes and the 2018 Notes, respectively, all of which was repurchased in the tender offer described above. In connection with these transactions, the Company incurred a loss on debt extinguishment of $87.6 for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

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

The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the 3.976% Senior Notes then held by the trust in exchange for a corresponding amount of U.S. Treasury securities. If the put option has been fully exercised, the 3.976% Senior Notes issued may be redeemed by the Company prior to their maturity at par or, if greater, at a make-

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The P-Caps are to be redeemed by the trust on February 15, 2025 or upon any early redemption of the 3.976% Senior Notes.

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750.0 of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, at a fixed rate of 5.65% until May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

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

The 2053 Notes were the subject of an SEC-registered exchange offer during 2013, pursuant to which the Company's registration obligations with respect to the 2053 Notes were satisfied.

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

During the year ended December 31, 2016, Voya Holdings repurchased $14.8, $16.4, and $17.3 of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023,

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

respectively. During the year ended December 31, 2015, Voya Holdings repurchased $31.1 of the outstanding principal amount of 7.63% Debentures due August15, 2026 and $0.1 of the outstanding principal amount of 7.25% Debentures due August 15, 2023.
In connection with these transactions, the Company incurred a loss on debt extinguishment of $17.0 and $10.1 for the years ended December 31, 2016 and 2015, respectively, which was recorded in Interest expense in the Consolidated Statements of Operations.

As of December 31, 2016 and 2015, the outstanding principal amounts of the Aetna Notes were $426.5 and $474.9, respectively. For the years ended December 31, 2016 and 2015, the amounts of collateral required to avoid the payment of a fee to ING Group were $126.5 and $74.9, respectively. On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. On December 31, 2015, the Company deposited $77.0 of cash collateral into the control account. During the year ended December 31, 2016, the Company deposited $50.4 of collateral, increasing the remaining collateral balance to $127.4. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of December 31, 2016 and 2015, the amount of the loan outstanding was $4.9, which is reflected in Long-term debt on the Consolidated Balance Sheets.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of December 31, 2016, unsecured and uncommitted credit facilities totaled $300.5, unsecured and committed credit facilities totaled $5.5 billion and secured facilities totaled $205.0. Of the aggregate $6.0 billion capacity available, the Company utilized $3.0 billion in credit facilities as of December 31, 2016. Total fees associated with credit facilities for the years ended 2016, 2015 and 2014 were $46.0, $89.3 and $120.6, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities as of December 31, 2016:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	05/06/2021	$2,250.0	$297.2	$1,952.8
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	175.0	164.0	11.0
Voya Financial, Inc./ Langhorne I, LLC	Unsecured	Committed	01/15/2019	500.0	—	500.0
Security Life of Denver International Limited	Unsecured	Committed	10/29/2023	300.0	233.6	66.4
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	0.5	0.5	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/01/2025	425.0	281.4	143.6
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565.0	295.7	269.3
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Uncommitted	12/12/2017	300.0	300.0	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/15/2017	600.0	600.0	—
Voya Financial, Inc.	Unsecured	Committed	12/09/2021	195.0	195.0	—
Total				$5,990.5	$3,038.1	$2,943.1

Secured facilities				$205.0	$195.7	$—
Unsecured and uncommitted				300.5	300.5	—
Unsecured and committed				5,485.0	2,541.9	2,943.1
Total				$5,990.5	$3,038.1	$2,943.1

Senior Unsecured Credit Facility

Effective May 6, 2016, the Company revised the terms of its Amended and Restated Revolving Credit Agreement ("Amended Credit Agreement"), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement") with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750.0 present in the Amended Credit Agreement remains unchanged.

As of December 31, 2016, there were no amounts outstanding as revolving credit borrowings and $297.2 of LOCs outstanding under the senior unsecured credit facility.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2027.

For the years ended December 31, 2016, 2015 and 2014, rent expense for leases was $34.3, $39.9 and $37.9, respectively. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2016:

2017	$33.7
2018	23.6
2019	20.0
2020	17.5
2021	16.9
Thereafter	46.2
Total minimum lease payments	$157.9

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

As of December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $1,070.3 and purchase limited partnerships and private placement investments of $1,391.0, of which $310.7 related to consolidated investment entities. As of December 31, 2015, the Company had off-balance sheet commitments to acquire mortgage loans of $771.9 and purchase limited partnerships and private placement investments of $970.9, of which $225.9 relates to consolidated investment entities.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $11.7 and $12.6 as of December 31, 2016 and 2015, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $21.3 and $22.9 as of December 31, 2016 and 2015, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2016 and 2015:

	2016	2015
Fixed maturity collateral pledged to FHLB(1)	$405.5	$1,528.5
FHLB restricted stock(2)	32.7	73.3
Other fixed maturities-state deposits	207.9	210.3
Securities pledged(3)	2,157.1	1,112.6
Total restricted assets	$2,803.2	$2,924.7
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,403.8 and $466.4 as of December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016 and 2015, the Company delivered securities as collateral of $753.3 and $646.2, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2016 and 2015, the Company had $0.3 billion and $1.3 billion, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, assets with a market value of approximately $0.4 billion and $1.5 billion, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses, As of December 31, 2016, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.0.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $36.8 to Plaintiffs. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company appealed that judgment. On February 9, 2016, final judgment in favor of Fireman's Fund was entered in the amount of $12.5. The company has appealed that judgment.

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

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds (“carried interest”) are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of December 31, 2016, approximately

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

$30.9 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

For the year ended December 31, 2016, approximately $30.2 in previously accrued carried interest, associated with one private equity fund, was reversed as a result of a decline in fund performance.

19.    Consolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $587.4 and $722.8 as of December 31, 2016 and 2015, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

As of December 31, 2016 and 2015, the Company consolidated 6 CLOs and 17 CLOs, respectively.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2016 and 2015, the Company consolidated 13 and 33 funds respectively, which were structured as partnerships.

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	December 31, 2016	December 31, 2015
Assets of Consolidated Investment Entities
VIEs(1)
Cash and cash equivalents	$133.0	$246.4
Corporate loans, at fair value using the fair value option	1,920.3	6,882.5
Limited partnerships/corporations, at fair value	1,770.3	—
Other assets	31.9	115.3
Total VIE assets	3,855.5	7,244.2
VOEs(1)
Cash and cash equivalents	0.2	221.2
Corporate loans, at fair value using the fair value option	32.2	—
Limited partnerships/corporations, at fair value	166.0	4,973.7
Other assets	2.1	39.0
Total VOE assets	200.5	5,233.9
Total assets of consolidated investment entities	$4,056.0	$12,478.1

Liabilities of Consolidated Investment Entities
VIEs(1)
CLO notes, at fair value using the fair value option	$1,967.2	$6,956.2
Other liabilities	521.1	240.8
Total VIE liabilities	2,488.3	7,197.0
VOEs(1)
Other liabilities	6.7	1,710.8
Total VOE liabilities	6.7	1,710.8
Total liabilities of consolidated investment entities	$2,495.0	$8,907.8
(1) The December 31, 2016 balances reflect the adoption of ASU 2015-02. Under this guidance, it was determined that all limited partnerships in which the company invests and/or manages are VIEs. As of December 31, 2015, these entities were considered VOEs under previous guidance. The balances above reflect this change and are classified accordingly.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	VOEs and LPs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2016
Total investments and cash	$96,136.5	$—	$—	$(17.3)	$(570.1)	$95,549.1
Other assets	17,511.9	—	—	—	(0.6)	17,511.3
Assets held in consolidated investment entities	—	2,054.1	2,002.1	—	(0.2)	4,056.0
Assets held in separate accounts	97,118.7	—	—	—	—	97,118.7
Total assets	$210,767.1	$2,054.1	$2,002.1	$(17.3)	$(570.9)	$214,235.1

Future policy benefits and contract owner account balances	$92,053.4	$—	$—	$—	$—	$92,053.4
Other liabilities	8,601.1	—	—	—	(0.2)	8,600.9
Liabilities held in consolidated investment entities	—	2,054.1	458.8	(17.3)	(0.6)	2,495.0
Liabilities related to separate accounts	97,118.7	—	—	—	—	97,118.7
Total liabilities	197,773.2	2,054.1	458.8	(17.3)	(0.8)	200,268.0
Equity attributable to common shareholders	12,993.9	—	1,543.3	—	(1,543.3)	12,993.9
Retained earnings appropriated for investors in consolidated investment entities	—	—	—	—	—	—
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	973.2	973.2
Total liabilities and equity	$210,767.1	$2,054.1	$2,002.1	$(17.3)	$(570.9)	$214,235.1
(1) The Before Consolidation column includes the Company's direct investments in CIEs prior to consolidation,which are accounted for using the equity method or fair value option.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIEs.  This consists primarily of the Company’s direct investments in CIEs, but may also contain intercompany receivables or payables.  The Company’s direct investments are eliminated against CIE liabilities in the case of CLOs, or the net assets of consolidated private equity and other funds.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs and LPs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2015
Total investments and cash	$91,727.4	$—	$—	$(38.2)	$(684.6)	$91,004.6
Other assets	18,226.0	—	—	—	—	18,226.0
Assets held in consolidated investment entities	—	7,244.2	5,235.4	—	(1.5)	12,478.1
Assets held in separate accounts	96,514.8	—	—	—	—	96,514.8
Total assets	$206,468.2	$7,244.2	$5,235.4	$(38.2)	$(686.1)	$218,223.5

Future policy benefits and contract owner account balances	$88,172.1	$—	$—	$—	$—	$88,172.1
Other liabilities	8,354.5	—	—	—	(1.5)	8,353.0
Liabilities held in consolidated investment entities	—	7,235.2	1,710.8	(38.2)	—	8,907.8
Liabilities related to separate accounts	96,514.8	—	—	—	—	96,514.8
Total liabilities	193,041.4	7,235.2	1,710.8	(38.2)	(1.5)	201,947.7
Equity attributable to common shareholders	13,426.8	—	3,524.6	—	(3,524.6)	13,426.8
Retained earnings appropriated for investors in consolidated investment entities	—	9.0	—	—	—	9.0
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	2,840.0	2,840.0
Total liabilities and equity	$206,468.2	$7,244.2	$5,235.4	$(38.2)	$(686.1)	$218,223.5
(1) The Before Consolidation column includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIEs.  This consists primarily of the Company’s direct investments in CIEs, but may also contain intercompany receivables or payables.  The Company’s direct investments are eliminated against CIE liabilities in the case of CLOs, or the net assets of consolidated private equity and other funds.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	VOEs and LPs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2016
Revenues:
Net investment income	$4,625.7	$—	$—	$(6.6)	$1.7	$4,620.8
Fee income	3,408.9	—	—	(17.6)	(31.5)	3,359.8
Premiums	3,514.6	—	—	—	—	3,514.6
Net realized capital losses	(1,263.1)	—	—	—	—	(1,263.1)
Other income	361.1	—	—	—	—	361.1
Income related to consolidated investment entities	(0.1)	117.6	71.5	—	—	189.0
Total revenues	10,647.1	117.6	71.5	(24.2)	(29.8)	10,782.2
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	7,513.5	—	—	—	—	7,513.5
Other expense	3,776.3	—	—	—	—	3,776.3
Operating expenses related to consolidated investment entities	—	117.6	43.9	(24.2)	(31.5)	105.8
Total benefits and expenses	11,289.8	117.6	43.9	(24.2)	(31.5)	11,395.6
Income (loss) before income taxes	(642.7)	—	27.6	—	1.7	(613.4)
Income tax expense (benefit)	(214.7)	—	—	—	—	(214.7)
Net income (loss)	(428.0)	—	27.6	—	1.7	(398.7)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	29.3	29.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$—	$27.6	$—	$(27.6)	$(428.0)
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs and LPs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2015
Revenues:
Net investment income	$4,567.9	$—	$—	$2.4	$(32.1)	$4,538.2
Fee income	3,555.3	—	—	(36.0)	(38.2)	3,481.1
Premiums	3,024.5	—	—	—	—	3,024.5
Net realized capital losses	(733.3)	—	—	—	—	(733.3)
Other income	413.1	—	—	(5.5)	(0.7)	406.9
Income related to consolidated investment entities	—	311.9	227.8	(15.5)	—	524.2
Total revenues	10,827.5	311.9	227.8	(54.6)	(71.0)	11,241.6
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	6,510.0	—	—	—	—	6,510.0
Other expense	3,863.3	—	—	—	—	3,863.3
Operating expenses related to consolidated investment entities	—	323.3	54.1	(54.6)	(39.0)	283.8
Total benefits and expenses	10,373.3	323.3	54.1	(54.6)	(39.0)	10,657.1
Income (loss) before income taxes	454.2	(11.4)	173.7	—	(32.0)	584.5
Income tax expense (benefit)	45.9	—	—	—	—	45.9
Net income (loss)	408.3	(11.4)	173.7	—	(32.0)	538.6
Less: Net income (loss) attributable to noncontrolling interest	—	(11.4)	—	—	141.7	130.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$—	$173.7	$—	$(173.7)	$408.3
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	VOEs and LPs	CLOs Adjustments(2)	VOEs Adjustments(2)	Total
December 31, 2014
Revenues:
Net investment income	$4,631.9	$—	$—	$(3.0)	$(113.6)	$4,515.3
Fee income	3,711.0	—	—	(30.2)	(48.3)	3,632.5
Premiums	2,626.4	—	—	—	—	2,626.4
Net realized capital losses	(878.4)	—	—	—	—	(878.4)
Other income	441.7	—	—	(7.5)	(1.4)	432.8
Income related to consolidated investment entities	—	257.3	410.3	(8.8)	—	658.8
Total revenues	10,532.6	257.3	410.3	(49.5)	(163.3)	10,987.4
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	5,937.9	—	—	—	—	5,937.9
Other expense	4,031.2	—	—	—	—	4,031.2
Operating expenses related to consolidated investment entities	—	255.3	61.0	(49.5)	(49.7)	217.1
Total benefits and expenses	9,969.1	255.3	61.0	(49.5)	(49.7)	10,186.2
Income (loss) before income taxes	563.5	2.0	349.3	—	(113.6)	801.2
Income tax expense (benefit)	(1,731.5)	—	—	—	—	(1,731.5)
Net income (loss)	2,295.0	2.0	349.3	—	(113.6)	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	—	2.0	—	—	235.7	237.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,295.0	$—	$349.3	$—	$(349.3)	$2,295.0
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

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

The methodology for measuring the fair value of financial assets and liabilities of consolidated investment entities, and the classification of these measurements in the fair value hierarchy is consistent with the methodology and classification applied by the Company to its investment portfolio.

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2017 and 2025, paying interest at LIBOR or PRIME plus a spread of up to 10.0%. As of December 31, 2016 and 2015, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $43.1 and $325.5, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2016 and 2015.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.22% for the more senior tranches to 6.55% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 8.7 years as of December 31, 2016. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2016, the Level 3 assets and liabilities were immaterial.

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

As of December 31, 2016 and 2015, certain private equity funds maintained revolving lines of credit of $596.6 and $597.0, respectively, which renew annually and bear interest at LIBOR or EURIBOR plus 150 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, outstanding borrowings amount to $430.6 and $553.7,respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Single Strategy Hedge Funds

Prior to the adoption of ASU 2015-02 and as of December 31, 2015, the Company consolidated a certain single strategy hedge fund (the "Fund") for which it was the investment manager. The Company deconsolidated the Fund upon the adoption of ASU 2015-02, as its fees are no longer deemed to be variable interests and the Company no longer had a controlling financial interest.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$133.0	$—	$—	$—	$133.0
Corporate loans, at fair value using the fair value option	—	1,905.7	14.6	—	1,920.3
Limited partnerships/corporations, at fair value	—	—	—	1,770.3	1,770.3
VOEs
Cash and cash equivalents	0.2	—	—	—	0.2
Corporate loans, at fair value using the fair value option	—	32.2	—	—	32.2
Limited partnerships/corporations, at fair value	—	107.0	—	59.0	166.0
Total assets, at fair value	$133.2	$2,044.9	$14.6	$1,829.3	$4,022.0
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,967.2	$—	$—	$1,967.2
Total liabilities, at fair value	$—	$1,967.2	$—	$—	$1,967.2

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2015:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$246.4	$—	$—	$—	$246.4
Corporate loans, at fair value using the fair value option	—	6,864.2	18.3	—	6,882.5
Limited partnerships/corporations, at fair value	—	—	—	—	—
VOEs
Cash and cash equivalents	221.2	—	—	—	221.2
Corporate loans, at fair value using the fair value option	—	—	—	—	—
Limited partnerships/corporations, at fair value	—	2,092.6	39.7	2,841.4	4,973.7
Total assets, at fair value	$467.6	$8,956.8	$58.0	$2,841.4	$12,323.8
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$—	$6,956.2	$—	$6,956.2
Total liabilities, at fair value	$—	$—	$6,956.2	$—	$6,956.2

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As a result of the adoption of ASU 2015-02 effective January 1, 2016, the Company deconsolidated 10 CLOs comprised of $4.6 billion of Corporate loans, none of which were Level 3 assets, and $4.6 billion of Collateralized loan obligation notes, all of which were Level 3 liabilities, as of December 31, 2015. Due to the adoption of ASU 2014-13 the CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the majority of the CLO financial assets. As of December 31, 2016, the Level 3 assets were immaterial.

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2016 and 2015, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

The reconciliation of the beginning and ending fair value measurements for Level 3 assets and liabilities using significant unobservable inputs for the year ended December 31, 2015 is presented in the table below:

	Fair Value as of January 1	Gains (Losses) Included in the Consolidated Statement of Operations	Purchases	Sales	Transfer into Level 3	Transfer out of Level 3	Fair Value as of December 31
Assets
VIEs:
Corporate loans, at fair value using the fair value option	$19.2	$(0.2)	$—	$(0.7)	$—	$—	$18.3
VOEs:
Limited partnerships/corporations, at fair value	17.1	(2.8)	28.5	(3.1)	—	—	39.7
Total assets, at fair value	$36.3	$(3.0)	$28.5	$(3.8)	$—	$—	$58.0
Liabilities
VIEs:
CLO notes, at fair value using the fair value option	$6,838.1	$(255.9)	$1,173.0	$(799.0)	$—	$—	$6,956.2
Total liabilities, at fair value	$6,838.1	$(255.9)	$1,173.0	$(799.0)	$—	$—	$6,956.2

Deconsolidation of Certain Investment Entities

Other than deconsolidations due to the adoption of ASU 2015-02 on January 1, 2016, the Company deconsolidated two investment entities during the year ended December 31, 2016. During 2016, the Company determined that it no longer had the obligation to absorb losses or the right to receive benefits that could potentially be significant to one consolidated limited partnership and one consolidated CLO.  This was due to a reduction in the Company’s investment in each VIE.  As a result, the Company is no longer the primary beneficiary of these VIEs. During the year ended December 31, 2015, the Company deconsolidated one investment entity.

Nonconsolidated VIEs

CLO Entities

In addition to the consolidated CLO entities, the Company also holds variable interest in certain CLO entities that are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLO entities, the Company serves as the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLO entities, but if it does, such ownership has been deemed to be insignificant. The Company has not provided, and is not obligated to provide, any financial or other support to these entities.

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of December 31, 2016 and 2015, the Company held $110.4 and $1.4 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Consolidated Balance Sheet
	December 31, 2016		December 31, 2015
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$110.4	$110.4	$—	$—
Limited partnership/corporations	758.6	758.6	1.4	1.4

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and will not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO for which change in fair value is reflected in Other net realized gains (losses) in the Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

20.    Restructuring

In 2016, the Company began implementing a series of initiatives designed to make it a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies from the combination of its Annuities and Individual Life businesses.

The expected completion date for these initiatives is the end of 2018. The associated costs through completion, which include severance and other costs, cannot currently be estimated, but could be material.

The summary below presents restructuring expense, pre-tax, by type of costs incurred during 2016:

Year Ended December 31,
2016
Severance benefits	$25.5
Other costs	8.3
Total restructuring expense	$33.8

For the year ended December 31, 2016, cumulative amounts incurred are the same as restructuring expense incurred to date. Total restructuring expense is reflected in Operating expenses in the Consolidated Statements of Operations, but excluded from Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of the Company's segments.

The following table presents the accrued liability associated with restructuring expenses as of December 31, 2016:

	2016
	Severance Benefits	Other Costs		Total
Accrued liability as of January 1, 2016	$—	$—		$—
Charged to expense	25.5	8.3		33.8
Payments	(4.0)	(6.4)		(10.4)
Accrued liability as of December 31, 2016	$21.5	$1.9	(1)	$23.4
(1)Represents services performed but not yet paid.

21.    Segments

The Company provides its principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. In addition, the Company has a Closed Block Variable Annuity ("CBVA") segment.

These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

The Retirement segment provides tax-deferred, employer-sponsored retirement savings plans and administrative services to corporate, education, healthcare, other non-profit and government entities, and stable value products to institutional clients where the Company may or may not be providing defined contribution products and services, as well as individual retirement accounts ("IRAs"), other retail financial products and comprehensive financial services to individual customers.

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

The Individual Life segment provides wealth protection and transfer opportunities through universal and variable life products, distributed through a network of independent general agents and managing directors, to meet the needs of a broad range of customers from the middle market through affluent market segments.

The Employee Benefits segment provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses.

The CBVA segment consists of run-off and legacy business lines that are no longer being actively marketed or sold such as variable annuity contracts that were designed to offer long-term savings products in which individual contract owners made deposits that are maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, the Company separated its CBVA segment from other operations, placing it in run-off and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010 and the block shifted to run-off).

The Company includes in Corporate the activities not directly related to its segments such as corporate operations, corporate level assets and financial obligations and, effective the fourth quarter of 2016, certain activities in run-off related to a block of GICs and funding agreements, described below, as well as residual activity on closed or divested businesses, including the group reinsurance and individual reinsurance businesses, which will not have a meaningful ongoing impact on Operating earnings before income taxes. In addition, Corporate activities includes investment income on assets backing surplus in excess of amounts held at the segment level, financing and interest expenses, and other items not allocated to segments, including items such as expenses of the Company's strategic investment program, certain expenses and liabilities of employee benefit plans and intercompany eliminations.

During the fourth quarter of 2016, the Company accelerated the run-off of a block of GICs and funding agreements through early termination of certain FHLB funding agreements. The remaining GIC and funding agreements supporting this block will mature or be terminated by the end of 2017 and any new funding agreements will support corporate liquidity.

Measurement

Operating earnings before income taxes is a measure used by management to evaluate segment performance. The Company believes that Operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment operating earnings before income taxes as it does for consolidated Net income (loss). Operating earnings before income taxes does not replace Net income (loss) as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Net income (loss) and Operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s Operating earnings before income taxes is calculated by adjusting Income (loss) before income taxes for the following items:

•
Net investment gains (losses), net of related amortization of DAC, VOBA, sales inducements and unearned revenue, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest;

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating results, including the impacts related to changes in the Company's nonperformance spread;

•
Income (loss) related to businesses exited through reinsurance or divestment, which includes gains and (losses) associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in the Company's core business, which would be obscured by including the effects of business exited, and more closely aligns Operating earnings before income taxes with how the Company manages its segments;

•
Income (loss) attributable to noncontrolling interest, which represents the interest of shareholders, other than the Company, in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and (losses) of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled;

•
Income (loss) related to early extinguishment of debt, which includes losses incurred as a result of transactions where the Company repurchases outstanding principal amounts of debt; these losses are excluded from Operating earnings before income taxes since the outcome of decisions to restructure debt are not indicative of normal operations;

•
Impairment of goodwill, value of management contract rights and value of customer relationships acquired, which includes losses as a result of impairment analysis; these represent losses related to infrequent events and do not reflect normal, cash-settled expenses;

•
Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of the Company's segments or may be related to infrequent events including capital or organizational restructurings including certain costs related to debt and equity offerings as well as stock and/or cash based deal contingent awards; expenses associated with the rebranding of Voya Financial, Inc.; severance and other third-party expenses associated with the 2016 Restructuring. These items vary widely in timing, scope and frequency between periods as well as between companies to which we are compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments. Additionally, with respect to restructuring, these costs represent changes in operations rather than investments in the future capabilities of the Company's operating businesses.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Retirement	$449.8	$470.6	$517.8
Investment Management	170.8	181.9	210.3
Annuities	321.2	243.0	262.0
Individual Life	58.6	172.7	237.3
Employee Benefits	126.3	146.1	148.9
Corporate	(349.4)	(236.8)	(145.7)
Total operating earnings before income taxes	777.3	977.5	1,230.6

Adjustments:
Closed Block Variable Annuity	(955.0)	(173.3)	(239.2)
Net investment gains (losses) and related charges and adjustments	(140.9)	(83.3)	215.1
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(81.7)	(93.9)	(12.8)
Income (loss) related to businesses exited through reinsurance or divestment	(13.5)	(169.3)	(157.3)
Income (loss) attributable to noncontrolling interest	29.3	130.3	237.7
Loss related to early extinguishment of debt	(104.2)	(10.1)	—
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(55.2)	62.7	(372.7)
Other adjustments to operating earnings	(69.5)	(56.1)	(100.2)
Income (loss) before income taxes	$(613.4)	$584.5	$801.2

Operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•
Net investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads, and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in operating results, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from operating revenues, including the impacts related to changes in the Company's nonperformance spread;

•
Revenues related to businesses exited through reinsurance or divestment, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in the Company's core business, which would be obscured by including the effects of business exited, and more closely aligns Operating revenues with how the Company manages its segments;

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Revenues attributable to noncontrolling interest, which represents the interests of shareholders, other than the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and

•
Other adjustments to Operating revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in operating revenues.

Operating revenues also do not reflect the revenues of the Company's CBVA segment, since this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating revenue. When the Company presents the adjustments to total revenues on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Retirement	$3,257.0	$2,994.1	$2,427.4
Investment Management	626.7	622.2	655.4
Annuities	1,253.7	1,262.6	1,353.4
Individual Life	2,527.5	2,616.7	2,717.8
Employee Benefits	1,616.4	1,507.2	1,373.0
Corporate	108.1	136.4	194.0
Total operating revenues	9,389.4	9,139.2	8,721.0

Adjustments:
Closed Block Variable Annuity	1,296.2	1,584.5	1,262.0
Net realized investment gains (losses) and related charges and adjustments	(165.1)	(149.8)	216.7
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(81.8)	72.0	(30.5)
Revenues related to businesses exited through reinsurance or divestment	95.9	25.6	149.3
Revenues attributable to noncontrolling interest	133.1	414.1	455.0
Other adjustments to operating revenues	114.5	156.0	213.9
Total revenues	$10,782.2	$11,241.6	$10,987.4

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Investment management intersegment revenues	$166.1	$158.2	$157.3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2016	December 31, 2015
Retirement	$101,047.9	$93,771.5
Investment Management	512.9	556.8
Annuities	25,793.4	25,055.7
Individual Life	26,850.7	26,068.9
Employee Benefits	2,548.8	2,554.8
Closed Block Variable Annuity	43,141.0	44,322.9
Corporate	10,872.5	14,137.6
Total assets, before consolidation(1)	210,767.2	206,468.2
Consolidation of investment entities	3,467.9	11,755.3
Total assets	$214,235.1	$218,223.5
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

22.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of December 31, 2016 and 2015, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2016, 2015 and 2014.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,483.9	$(15.2)	$69,468.7
Fixed maturities, at fair value using the fair value option	—	—	3,712.3	—	3,712.3
Equity securities, available-for-sale, at fair value	93.1	—	181.1	—	274.2
Short-term investments	212.0	—	609.0	—	821.0
Mortgage loans on real estate, net of valuation allowance	—	—	11,725.2	—	11,725.2
Policy loans	—	—	1,961.5	—	1,961.5
Limited partnerships/corporations	—	—	758.6	—	758.6
Derivatives	56.1	—	1,768.5	(112.2)	1,712.4
Investments in subsidiaries	14,742.6	10,798.2	—	(25,540.8)	—
Other investments	—	0.5	46.9	—	47.4
Securities pledged	—	—	2,157.1	—	2,157.1
Total investments	15,103.8	10,798.7	92,404.1	(25,668.2)	92,638.4
Cash and cash equivalents	257.2	2.3	2,651.2	—	2,910.7
Short-term investments under securities loan agreements, including collateral delivered	10.7	—	777.7	—	788.4
Accrued investment income	—	—	891.2	—	891.2
Premium receivable and reinsurance recoverable	—	—	7,318.0	—	7,318.0
Deferred policy acquisition costs and Value of business acquired	—	—	4,887.5	—	4,887.5
Sales inducements to contract holders	—	—	242.8	—	242.8
Current income taxes	31.4	8.5	124.7	—	164.6
Deferred income taxes	526.7	37.3	1,525.8	—	2,089.8
Goodwill and other intangible assets	—	—	219.5	—	219.5
Loans to subsidiaries and affiliates	278.0	—	10.5	(288.5)	—
Due from subsidiaries and affiliates	2.8	0.5	2.0	(5.3)	—
Other assets	21.0	—	888.5	—	909.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,936.3	—	1,936.3
Cash and cash equivalents	—	—	133.2	—	133.2
Corporate loans, at fair value using the fair value option	—	—	1,952.5	—	1,952.5
Other assets	—	—	34.0	—	34.0
Assets held in separate accounts	—	—	97,118.7	—	97,118.7
Total assets	$16,231.6	$10,847.3	$213,118.2	$(25,962.0)	$214,235.1

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,447.2	$—	$21,447.2
Contract owner account balances	—	—	70,606.2	—	70,606.2
Payables under securities loan agreement, including collateral held	—	—	1,841.3	—	1,841.3
Short-term debt with affiliates	10.5	211.2	66.8	(288.5)	—
Long-term debt	3,108.6	437.5	18.6	(15.2)	3,549.5
Funds held under reinsurance agreements	—	—	729.1	—	729.1
Derivatives	56.1	—	526.8	(112.2)	470.7
Pension and other postretirement provisions	—	—	674.3	—	674.3
Due to subsidiaries and affiliates	0.1	—	3.1	(3.2)	—
Other liabilities	62.4	12.8	1,262.9	(2.1)	1,336.0
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,967.2	—	1,967.2
Other liabilities	—	—	527.8	—	527.8
Liabilities related to separate accounts	—	—	97,118.7	—	97,118.7
Total liabilities	3,237.7	661.5	196,790.0	(421.2)	200,268.0
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	12,993.9	10,185.8	15,355.0	(25,540.8)	12,993.9
Noncontrolling interest	—	—	973.2	—	973.2
Total shareholders' equity	12,993.9	10,185.8	16,328.2	(25,540.8)	13,967.1
Total liabilities and shareholders' equity	$16,231.6	$10,847.3	$213,118.2	$(25,962.0)	$214,235.1

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$67,748.7	$(15.3)	$67,733.4
Fixed maturities, at fair value using the fair value option	—	—	3,226.6	—	3,226.6
Equity securities, available-for-sale, at fair value	83.7	—	248.0	—	331.7
Short-term investments	212.0	—	1,284.7	—	1,496.7
Mortgage loans on real estate, net of valuation allowance	—	—	10,447.5	—	10,447.5
Policy loans	—	—	2,002.7	—	2,002.7
Limited partnerships/corporations	—	—	510.6	—	510.6
Derivatives	67.2	—	1,605.7	(134.4)	1,538.5
Investments in subsidiaries	15,110.5	11,092.2	—	(26,202.7)	—
Other investments	—	0.5	91.1	—	91.6
Securities pledged	—	—	1,112.6	—	1,112.6
Total investments	15,473.4	11,092.7	88,278.2	(26,352.4)	88,491.9
Cash and cash equivalents	378.1	18.4	2,116.2	—	2,512.7
Short-term investments under securities loan agreements, including collateral delivered	10.6	—	649.4	—	660.0
Accrued investment income	—	—	899.0	—	899.0
Premium receivable and reinsurance recoverable	—	—	7,653.7	—	7,653.7
Deferred policy acquisition costs and Value of business acquired	—	—	5,370.1	—	5,370.1
Sales inducements to contract holders	—	—	263.3	—	263.3
Deferred income taxes	404.4	32.7	1,777.7	—	2,214.8
Goodwill and other intangible assets	—	—	250.8	—	250.8
Loans to subsidiaries and affiliates	330.2	—	—	(330.2)	—
Due from subsidiaries and affiliates	6.1	0.1	1.9	(8.1)	—
Other assets	19.8	—	894.5	—	914.3
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	4,973.7	—	4,973.7
Cash and cash equivalents	—	—	467.6	—	467.6
Corporate loans, at fair value using the fair value option	—	—	6,882.5	—	6,882.5
Other assets	—	—	154.3	—	154.3
Assets held in separate accounts	—	—	96,514.8	—	96,514.8
Total assets	$16,622.6	$11,143.9	$217,147.7	$(26,690.7)	$218,223.5

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$18.7	$0.2	$4,613.8	$(11.9)	$4,620.8
Fee income	—	—	3,359.8	—	3,359.8
Premiums	—	—	3,514.6	—	3,514.6
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(39.0)	—	(39.0)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2.6	—	2.6
Net other-than-temporary impairments recognized in earnings	—	—	(41.6)	—	(41.6)
Other net realized capital gains (losses)	1.3	—	(1,222.8)	—	(1,221.5)
Total net realized capital gains (losses)	1.3	—	(1,264.4)	—	(1,263.1)
Other revenue	1.0	—	360.1	—	361.1
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	189.0	—	189.0
Total revenues	21.0	0.2	10,772.9	(11.9)	10,782.2
Benefits and expenses:
Policyholder benefits	—	—	5,471.0	—	5,471.0
Interest credited to contract owner account balance	—	—	2,042.5	—	2,042.5
Operating expenses	8.8	—	2,928.5	—	2,937.3
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	551.0	—	551.0
Interest expense	238.1	56.9	4.9	(11.9)	288.0
Operating expenses related to consolidated investment entities:
Interest expense	—	—	101.9	—	101.9
Other expense	—	—	3.9	—	3.9
Total benefits and expenses	246.9	56.9	11,103.7	(11.9)	11,395.6
Income (loss) before income taxes	(225.9)	(56.7)	(330.8)	—	(613.4)
Income tax expense (benefit)	(90.4)	(26.4)	(115.5)	17.6	(214.7)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(135.5)	(30.3)	(215.3)	(17.6)	(398.7)
Equity in earnings (losses) of subsidiaries, net of tax	(292.5)	317.2	—	(24.7)	—
Net income (loss) including noncontrolling interest	(428.0)	286.9	(215.3)	(42.3)	(398.7)
Less: Net income (loss) attributable to noncontrolling interest	—	—	29.3	—	29.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$286.9	$(244.6)	$(42.3)	$(428.0)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$3.9	$0.2	$4,543.1	$(9.0)	$4,538.2
Fee income	—	—	3,481.1	—	3,481.1
Premiums	—	—	3,024.5	—	3,024.5
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(110.3)	—	(110.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	6.7	—	6.7
Net other-than-temporary impairments recognized in earnings	—	—	(117.0)	—	(117.0)
Other net realized capital gains (losses)	(1.7)	0.3	(614.9)	—	(616.3)
Total net realized capital gains (losses)	(1.7)	0.3	(731.9)	—	(733.3)
Other revenue	3.2	—	406.4	(2.7)	406.9
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	551.1	—	551.1
Changes in fair value related to collateralized loan obligations	—	—	(26.9)	—	(26.9)
Total revenues	5.4	0.5	11,247.4	(11.7)	11,241.6
Benefits and expenses:
Policyholder benefits	—	—	4,536.8	—	4,536.8
Interest credited to contract owner account balance	—	—	1,973.2	—	1,973.2
Operating expenses	10.4	(0.6)	2,996.3	(2.7)	3,003.4
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	663.4	—	663.4
Interest expense	150.3	51.2	4.0	(9.0)	196.5
Operating expenses related to consolidated investment entities:
Interest expense	—	—	272.2	—	272.2
Other expense	—	—	11.6	—	11.6
Total benefits and expenses	160.7	50.6	10,457.5	(11.7)	10,657.1
Income (loss) before income taxes	(155.3)	(50.1)	789.9	—	584.5
Income tax expense (benefit)	(52.4)	(0.4)	119.3	(20.6)	45.9
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(102.9)	(49.7)	670.6	20.6	538.6
Equity in earnings (losses) of subsidiaries, net of tax	511.2	257.1	—	(768.3)	—
Net income (loss) including noncontrolling interest	408.3	207.4	670.6	(747.7)	538.6
Less: Net income (loss) attributable to noncontrolling interest	—	—	130.3	—	130.3
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408.3	$207.4	$540.3	$(747.7)	$408.3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$11.5	$0.1	$4,511.0	$(7.3)	$4,515.3
Fee income	—	—	3,632.5	—	3,632.5
Premiums	—	—	2,626.4	—	2,626.4
Net realized gains (losses):
Total other-than-temporary impairments	—	—	(31.9)	—	(31.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(0.3)	—	(0.3)
Net other-than-temporary impairments recognized in earnings	—	—	(31.6)	—	(31.6)
Other net realized capital gains (losses)	(3.4)	(0.4)	(843.0)	—	(846.8)
Total net realized capital gains (losses)	(3.4)	(0.4)	(874.6)	—	(878.4)
Other revenue	3.2	0.2	432.6	(3.2)	432.8
Income (loss) related to consolidated investment entities:
Net investment income (loss)	—	—	665.5	—	665.5
Changes in fair value related to collateralized loan obligations	—	—	(6.7)	—	(6.7)
Total revenues	11.3	(0.1)	10,986.7	(10.5)	10,987.4
Benefits and expenses:
Policyholder benefits	—	—	3,946.7	—	3,946.7
Interest credited to contract owner account balance	—	—	1,991.2	—	1,991.2
Operating expenses	4.1	—	3,461.3	(3.2)	3,462.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	379.3	—	379.3
Interest expense	149.1	43.2	4.7	(7.3)	189.7
Operating expenses related to consolidated investment entities:
Interest expense	—	—	209.5	—	209.5
Other expense	—	—	7.6	—	7.6
Total benefits and expenses	153.2	43.2	10,000.3	(10.5)	10,186.2
Income (loss) before income taxes	(141.9)	(43.3)	986.4	—	801.2
Income tax expense (benefit)	(214.8)	(82.6)	(1,381.2)	(52.9)	(1,731.5)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	72.9	39.3	2,367.6	52.9	2,532.7
Equity in earnings (losses) of subsidiaries, net of tax	2,242.8	733.2	—	(2,976.0)	—
Net income (loss) including noncontrolling interest	2,315.7	772.5	2,367.6	(2,923.1)	2,532.7
Less: Net income (loss) attributable to noncontrolling interest	—	—	237.7	—	237.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$2,315.7	$772.5	$2,129.9	$(2,923.1)	$2,295.0

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(428.0)	$286.9	$(215.3)	$(42.3)	$(398.7)
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	749.1	592.9	749.3	(1,342.2)	749.1
Other-than-temporary impairments	23.7	20.1	23.7	(43.8)	23.7
Pension and other postretirement benefit liability	(10.2)	(1.9)	(10.2)	12.1	(10.2)
Other comprehensive income (loss), before tax	762.6	611.1	762.8	(1,373.9)	762.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	165.8	213.5	183.4	(396.9)	165.8
Other comprehensive income (loss), after tax	596.8	397.6	579.4	(977.0)	596.8
Comprehensive income (loss)	168.8	684.5	364.1	(1,019.3)	198.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	29.3	—	29.3
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$168.8	$684.5	$334.8	$(1,019.3)	$168.8

Condensed Consolidated Statements of Comprehensive Income
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$408.3	$207.4	$670.6	$(747.7)	$538.6
Other comprehensive income (loss), before tax:
Unrealized gains/losses on securities	(2,581.2)	(1,874.5)	(2,581.3)	4,455.8	(2,581.2)
Other-than-temporary impairments	18.8	12.9	18.8	(31.7)	18.8
Pension and other postretirement benefit liability	(13.7)	(3.2)	(13.7)	16.9	(13.7)
Other comprehensive income (loss), before tax	(2,576.1)	(1,864.8)	(2,576.2)	4,441.0	(2,576.1)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(897.3)	(648.3)	(897.4)	1,545.7	(897.3)
Other comprehensive income (loss), after tax	(1,678.8)	(1,216.5)	(1,678.8)	2,895.3	(1,678.8)
Comprehensive income (loss)	(1,270.5)	(1,009.1)	(1,008.2)	2,147.6	(1,140.2)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	130.3	—	130.3
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,270.5)	$(1,009.1)	$(1,138.5)	$2,147.6	$(1,270.5)

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(309.4)	$173.7	$3,991.2	$(269.5)	$3,586.0
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	12,427.7	—	12,427.7
Equity securities, available-for-sale	18.4	—	85.8	—	104.2
Mortgage loans on real estate	—	—	1,150.2	—	1,150.2
Limited partnerships/corporations	—	—	349.1	—	349.1
Acquisition of:
Fixed maturities	—	—	(14,990.5)	—	(14,990.5)
Equity securities, available-for-sale	(22.8)	—	(23.8)	—	(46.6)
Mortgage loans on real estate	—	—	(2,427.7)	—	(2,427.7)
Limited partnerships/corporations	—	—	(445.3)	—	(445.3)
Short-term investments, net	—	—	675.8	—	675.8
Policy loans, net	—	—	41.2	—	41.2
Derivatives, net	1.3	—	(1,305.5)	—	(1,304.2)
Other investments, net	—	—	45.3	—	45.3
Sales from consolidated investments entities	—	—	2,304.4	—	2,304.4
Purchases within consolidated investment entities	—	—	(1,726.6)	—	(1,726.6)
Net maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans to subsidiaries	51.9	—	(10.5)	(41.4)	—
Return of capital contributions and dividends from subsidiaries	922.0	760.0	—	(1,682.0)	—
Capital contributions to subsidiaries	(215.0)	(64.0)	—	279.0	—
Collateral received (delivered), net	(0.1)	—	226.4	—	226.3
Purchases of fixed assets, net	—	—	(66.7)	—	(66.7)
Net cash provided by (used in) investing activities	$756.0	$696.0	$(3,690.7)	$(1,444.7)	$(3,683.4)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$8,954.4	$—	$8,954.4
Maturities and withdrawals from investment contracts	—	—	(7,558.6)	—	(7,558.6)
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—	—	798.2
Repayment of debt with maturities of more than three months	(659.8)	(48.5)	—	—	(708.3)
Debt issuance costs	(16.0)	—	—	—	(16.0)
Repayments of intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	10.5	4.7	(56.6)	41.4	—
Return of capital contributions and dividends to parent	—	(892.0)	(1,059.5)	1,951.5	—
Contributions of capital from parent	—	50.0	229.0	(279.0)	—
Borrowings of consolidated investment entities	—	—	126.0	—	126.0
Repayments of borrowings of consolidated investment entities	—	—	(455.0)	—	(455.0)
Contributions from (distributions to) participants in consolidated investment entities	—	—	50.5	—	50.5
Proceeds from issuance of common stock, net	1.3	—	—	—	1.3
Excess tax benefits on share-based compensation	—	—	4.6	—	4.6
Share-based compensation	(6.5)	—	—	—	(6.5)
Common stock acquired - Share repurchase	(687.2)	—	—	—	(687.2)
Dividends paid	(8.0)	—	—	—	(8.0)
Net cash provided by (used in) financing activities	(567.5)	(885.8)	234.5	1,714.2	495.4
Net increase (decrease) in cash and cash equivalents	(120.9)	(16.1)	535.0	—	398.0
Cash and cash equivalents, beginning of year	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of year	$257.2	$2.3	$2,651.2	$—	$2,910.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$127.8	$261.7	$3,373.0	$(516.8)	$3,245.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	12,070.7	—	12,070.7
Equity securities, available-for-sale	24.1	—	51.4	—	75.5
Mortgage loans on real estate	—	—	1,543.3	—	1,543.3
Limited partnerships/corporations	—	—	288.7	—	288.7
Acquisition of:
Fixed maturities	—	—	(13,573.1)	—	(13,573.1)
Equity securities, available-for-sale	(30.5)	—	(111.5)	—	(142.0)
Mortgage loans on real estate	—	—	(2,195.9)	—	(2,195.9)
Limited partnerships/corporations	—	—	(470.6)	—	(470.6)
Short-term investments, net	(212.0)	—	428.3	—	216.3
Policy loans, net	—	—	101.3	—	101.3
Derivatives, net	(32.9)	—	(232.8)	—	(265.7)
Other investments, net	—	14.2	5.3	—	19.5
Sales from consolidated investments entities	—	—	5,431.5	—	5,431.5
Purchases within consolidated investment entities	—	—	(7,521.0)	—	(7,521.0)
Maturity of Intercompany loans with maturities more than three months	0.7	—	—	(0.7)	—
Net maturity of short-term intercompany loans	(161.9)	—	—	161.9	—
Return of capital contributions and dividends from subsidiaries	1,467.5	1,197.7	—	(2,665.2)	—
Capital contributions to subsidiaries	—	(15.0)	—	15.0	—
Collateral received (delivered), net	20.1	—	187.6	—	207.7
Purchases of fixed assets, net	—	—	(60.1)	—	(60.1)
Net cash provided by (used in) investing activities	$1,075.1	$1,196.9	$(4,056.9)	$(2,489.0)	$(4,273.9)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash Flows from Financing Activities:
Deposits received for investment contracts	$—	$—	$7,790.7	$—	$7,790.7
Maturities and withdrawals from investment contracts	—	—	(6,800.1)	—	(6,800.1)
Repayment of debt with maturities of more than three months	—	(31.2)	—	—	(31.2)
Debt issuance costs	(6.8)	—	—	—	(6.8)
Intercompany loans with maturities more than three months	—	—	(0.7)	0.7	—
Net (repayments of) proceeds from short-term intercompany loans	—	56.9	105.0	(161.9)	—
Return of capital contributions and dividends to parent	—	(1,467.5)	(1,714.5)	3,182.0	—
Contributions of capital from parent	—	—	15.0	(15.0)	—
Borrowings of consolidated investment entities	—	—	1,372.7	—	1,372.7
Repayments of borrowings of consolidated investment entities	—	—	(478.7)	—	(478.7)
Contributions from (distributions to) participants in consolidated investment entities	—	—	661.8	—	661.8
Excess tax benefits on share-based compensation	—	—	1.7	—	1.7
Common stock acquired - Share repurchase	(1,486.6)	—	—	—	(1,486.6)
Share-based compensation	(4.5)	—	—	—	(4.5)
Dividends paid	(9.0)	—	—	—	(9.0)
Net cash provided by (used in) financing activities	(1,506.9)	(1,441.8)	952.9	3,005.8	1,010.0
Net increase (decrease) in cash and cash equivalents	(304.0)	16.8	269.0	—	(18.2)
Cash and cash equivalents, beginning of year	682.1	1.6	1,847.2	—	2,530.9
Cash and cash equivalents, end of year	$378.1	$18.4	$2,116.2	$—	$2,512.7

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$85.7	$160.1	$3,565.8	$(183.0)	$3,628.6
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	13,594.0	—	13,594.0
Equity securities, available-for-sale	18.7	13.1	38.2	—	70.0
Mortgage loans on real estate	—	—	1,555.3	—	1,555.3
Limited partnerships/corporations	—	—	204.3	—	204.3
Acquisition of:
Fixed maturities	—	—	(12,985.3)	—	(12,985.3)
Equity securities, available-for-sale	(25.0)	—	(3.4)	—	(28.4)
Mortgage loans on real estate	—	—	(2,036.4)	—	(2,036.4)
Limited partnerships/corporations	—	—	(289.0)	—	(289.0)
Short-term investments, net	—	—	(662.0)	—	(662.0)
Policy loans, net	—	—	43.0	—	43.0
Derivatives, net	1.3	—	(1,118.7)	—	(1,117.4)
Other investments, net	—	(11.0)	44.0	—	33.0
Sales from consolidated investments entities	—	—	3,470.1	—	3,470.1
Purchases within consolidated investment entities	—	—	(5,533.9)	—	(5,533.9)
Maturity of intercompany loans with maturities more than three months	0.9	—	—	(0.9)	—
Net maturity of short-term intercompany loans	41.5	—	—	(41.5)	—
Return of capital contributions and dividends from subsidiaries	902.0	780.0	—	(1,682.0)	—
Capital contributions to subsidiaries	(150.0)	(171.0)	—	321.0	—
Collateral received (delivered), net	—	—	401.5	—	401.5
Purchases of fixed assets, net	—	—	(32.7)	—	(32.7)
Net cash provided by (used in) investing activities	$789.4	$611.1	$(3,311.0)	$(1,403.4)	$(3,313.9)

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

23. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2016 and 2015 are summarized in the table below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2016
Total revenues	$3,009.3	$2,696.0	$2,528.5	$2,548.4
Total benefits and expenses	2,768.0	2,542.9	2,884.4	3,200.3
Income (loss) before income taxes	241.3	153.1	(355.9)	(651.9)
Net income (loss)	192.3	136.0	(236.5)	(490.5)
Less: Net income (loss) attributable to noncontrolling interest	0.7	(25.5)	11.6	42.5
Net income (loss) available to Voya Financial, Inc.'s common shareholders	191.6	161.5	(248.1)	(533.0)
Earnings Per Share
Basic	$0.93	$0.80	$(1.24)	$(2.74)
Diluted (1)(2)	$0.92	$0.79	$(1.24)	$(2.74)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2015
Total revenues	$2,604.4	$2,968.1	$3,696.4	$1,972.7
Total benefits and expenses	2,343.1	2,481.9	3,616.1	2,216.0
Income (loss) before income taxes	261.3	486.2	80.3	(243.3)
Net income (loss)	215.7	367.1	116.2	(160.4)
Less: Net income (loss) attributable to noncontrolling interest	26.1	81.9	75.9	(53.6)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	189.6	285.2	40.3	(106.8)
Earnings Per Share
Basic	$0.80	$1.25	$0.18	$(0.50)
Diluted (2)	$0.79	$1.24	$0.18	$(0.50)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01

(1)For the three months ended September 30, 2016, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 1.9 shares for stock compensation plans would be antidilutive to the earnings per share calculation due to the net loss in the period.
(2)For the three months ended December 31, 2016 and 2015, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 2.5 shares and 2.6 shares for stock compensation plans, respectively, would be antidilutive to the earnings per share calculation due to the net loss in the period.

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2016
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$3,452.0	$3,890.3	$3,890.3
U.S. Government agencies and authorities	253.9	298.0	298.0
State, municipalities, and political subdivisions	2,153.9	2,135.6	2,135.6
U.S. corporate public securities	31,754.8	33,691.7	33,691.7
U.S. corporate private securities	7,724.9	7,808.0	7,808.0
Foreign corporate public securities and foreign governments(1)	7,796.6	8,079.4	8,079.4
Foreign corporate private securities(1)	7,557.1	7,785.8	7,785.8
Residential mortgage-backed securities	6,407.0	6,814.8	6,814.8
Commercial mortgage-backed securities	3,320.7	3,358.9	3,358.9
Other asset-backed securities	1,433.9	1,475.6	1,475.6
Total fixed maturities, including securities pledged	71,854.8	75,338.1	75,338.1
Equity securities, available-for-sale	241.8	274.2	274.2
Short-term investments	821.0	821.0	821.0
Mortgage loans on real estate	11,725.2	11,960.7	11,725.2
Policy loans	1,961.5	1,961.5	1,961.5
Limited partnerships/corporations	758.6	758.6	758.6
Derivatives	610.0	1,712.4	1,712.4
Other investments	47.4	57.2	47.4
Total investments	$88,020.3	$92,883.7	$92,638.4
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2016 and 2015
(In millions, except share and per share data)

	As of December 31,
	2016	2015
Assets
Investments:
Equity securities, available-for-sale, at fair value	$93.1	$83.7
Short-term investments	212.0	212.0
Derivatives	56.1	67.2
Investments in subsidiaries	14,742.6	15,110.5
Total investments	15,103.8	15,473.4
Cash and cash equivalents	257.2	378.1
Short-term investments under securities loan agreements, including collateral delivered	10.7	10.6
Loans to subsidiaries	278.0	330.2
Due from subsidiaries	2.8	6.1
Current income taxes	31.4	—
Deferred income taxes	526.7	404.4
Other assets	21.0	19.8
Total assets	$16,231.6	$16,622.6

Liabilities and Shareholders' Equity
Short-term debt	$10.5	$—
Long-term debt	3,108.6	2,971.4
Derivatives	56.1	67.2
Due to subsidiaries	0.1	0.2
Current income taxes	—	70.1
Other liabilities	62.4	77.9
Total liabilities	3,237.7	3,186.8

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 268,079,931 and 265,327,196 shares issued as of 2016 and 2015, respectively; 194,639,273 and 209,095,793 shares outstanding as of 2016 and 2015, respectively)	2.7	2.7
Treasury stock (at cost; 73,440,658 and 56,231,403 shares as of 2016 and 2015, respectively)	(2,796.0)	(2,302.3)
Additional paid-in capital	23,608.8	23,716.8
Accumulated other comprehensive income (loss)	2,021.7	1,424.9
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	9.0
Unappropriated	(9,843.3)	(9,415.3)
Total Voya Financial, Inc. shareholders' equity	12,993.9	13,435.8
Total liabilities and shareholders' equity	$16,231.6	$16,622.6

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$18.7	$3.9	$11.5
Net realized capital gains (losses)	1.3	(1.7)	(3.4)
Other revenue	1.0	3.2	3.2
Total revenues	21.0	5.4	11.3

Expenses:
Interest expense	238.1	150.3	149.1
Other expenses	8.8	10.4	4.1
Total expenses	246.9	160.7	153.2
Loss before income taxes and equity in earnings of subsidiaries	(225.9)	(155.3)	(141.9)
Income tax (benefit) expense	(90.4)	(52.4)	(214.8)
Net income (loss) before equity in earnings of subsidiaries	(135.5)	(102.9)	72.9
Equity in earnings (losses) of subsidiaries	(292.5)	511.2	2,242.8
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$408.3	$2,315.7

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$408.3	$2,315.7
Other comprehensive income (loss), after tax	596.8	(1,678.8)	1,254.6
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$168.8	$(1,270.5)	$3,570.3

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(428.0)	$408.3	$2,315.7
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc.'s common shareholders to Net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	292.5	(511.2)	(2,242.8)
Dividends from subsidiaries	55.0	241.0	—
Net accretion/amortization of discount/premium	10.4	10.2	0.4
Deferred income tax (benefit) expense	(122.1)	(4.1)	(141.0)
Loss related to early extinguishment of debt	87.6	—	—
Net realized capital (gains) losses	(1.3)	1.7	(3.4)
Share-based compensation	—	(4.2)	—
Change in:
Other receivables and asset accruals	(101.5)	(16.9)	145.9
Due from subsidiaries	3.3	5.7	3.8
Due to subsidiaries	(0.1)	(6.5)	6.5
Other payables and accruals	(16.2)	(2.3)	5.1
Other, net	(89.0)	6.1	(4.5)
Net cash (used in) provided by operating activities	(309.4)	127.8	85.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities, available-for-sale	18.4	24.1	18.7
Acquisition of equity securities, available-for-sale	(22.8)	(30.5)	(25.0)
Short-term investments, net	—	(212.0)	—
Derivatives, net	1.3	(32.9)	1.3
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	0.3	0.7	0.9
Net maturity of short-term intercompany loans to subsidiaries	51.9	(161.9)	41.5
Return of capital contributions and dividends from subsidiaries	922.0	1,467.5	902.0
Capital contributions to subsidiaries	(215.0)	—	(150.0)
Collateral received (delivered), net	(0.1)	20.1	—
Net cash provided by investing activities	756.0	1,075.1	789.4

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc. Schedule II Condensed Financial Information of Parent Statements of Cash Flows (Continued) For the Years Ended December 31, 2016, 2015 and 2014 (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—
Repayment of debt with maturities of more than three months	(659.8)	—	—
Debt issuance costs	(16.0)	(6.8)	(16.8)
Net proceeds from loans to subsidiaries	10.5	—	—
Proceeds from issuance of common stock, net	1.3	—	—
Share-based compensation	(6.5)	(4.5)	(16.9)
Common stock acquired - Share repurchase	(687.2)	(1,486.6)	(789.4)
Dividends paid	(8.0)	(9.0)	(10.1)
Net cash used in financing activities	(567.5)	(1,506.9)	(833.2)
Net (decrease) increase in cash and cash equivalents	(120.9)	(304.0)	41.9
Cash and cash equivalents, beginning of period	378.1	682.1	640.2
Cash and cash equivalents, end of period	$257.2	$378.1	$682.1

Supplemental cash flow information:
Income taxes paid (received), net	$64.1	$77.1	$42.8
Interest paid	156.2	143.5	141.1

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

1.    Business and Basis of Presentation

The condensed financial information of Voya Financial, Inc. should be read in conjunction with the consolidated financial statements of Voya Financial, Inc. and its subsidiaries (collectively the "Company") and the notes thereto (the "Consolidated Financial Statements").

The Company is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. In the third quarter of 2016, the Company simplified the management structure of its businesses and no longer groups the five segments into Insurance Solutions and Retirement and Investment Management Solutions businesses. The Company also has one Closed Block segment. In addition, the Company includes in Corporate the financial data not directly related to its segments. See the Segments Note to the Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase shares of Voya Financial, Inc. common stock as described further in the Shareholders' Equity Note to the Consolidated Financial Statements.

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

2.    Loans to Subsidiaries

Voya Financial, Inc. maintains reciprocal loan agreements with subsidiaries to facilitate unanticipated short-term cash requirements that arise in the ordinary course of business. Under these loan agreements, the limitations on borrowing are based on the nature of the subsidiary's operations. For reciprocal loan agreements with insurance companies, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary’s statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. For reciprocal loan agreements with non-insurance subsidiaries, the limits vary and are set by management based on an assessment of the financial position of the subsidiary. During the years ended 2016 and 2015, interest on any borrowing by a subsidiary under a reciprocal loan agreement is charged at a rate based on the prevailing market rate for similar third-party borrowings for securities. Borrowings by Voya Alternative Asset Management LLC ("VAAM") occur to enable VAAM to make capital contributions to the Voya Multi-Strategy Opportunity Fund LLC ("the fund"), the fund that it manages. The applicable variable interest rate is equal to the rate of return on capital invested in the fund, which may be negative over any given period.

Interest income earned on loans to subsidiaries was $8.9, $5.0 and $5.0 for the years ended December 31, 2016, 2015 and 2014, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2016	2015
Voya Alternative Asset Management LLC	(2.56)%	06/30/2017	$2.3	$2.6
Voya Institutional Plan Services, LLC	2.35%	01/03/2017	1.0	1.0
Voya Institutional Plan Services, LLC	2.35%	01/04/2017	14.0	2.0
Voya Institutional Plan Services, LLC	2.36%	01/11/2017	17.0	3.0
Voya Institutional Plan Services, LLC	2.37%	01/12/2017	10.0	—
Voya Institutional Plan Services, LLC	2.37%	01/13/2017	1.0	—
Voya Custom Investments	1.92%	01/04/2016	—	4.0
Voya Custom Investments	1.92%	01/04/2016	—	1.0
Voya Custom Investments	1.95%	01/05/2016	—	21.0
Voya Custom Investments	2.01%	01/08/2016	—	1.0
Voya Custom Investments	2.02%	01/11/2016	—	2.0
Voya Custom Investments	2.03%	01/12/2016	—	25.1
Voya Custom Investments	2.03%	01/14/2016	—	1.0
Voya Custom Investments	2.03%	01/21/2016	—	4.0
Voya Capital	2.34%	01/05/2017	2.5	—
Voya Investment Management, LLC	2.40%	01/27/2017	15.0	50.0
Voya Investment Management, LLC	2.01%	01/07/2015	—	—
Voya Payroll Management, Inc.	2.31%	01/03/2017	4.0	6.0
Voya Holdings Inc.	2.36%	01/18/2017	203.2	11.5
Voya Holdings Inc.	2.39%	01/26/2017	2.0	10.0
Voya Holdings Inc.	2.40%	01/27/2017	6.0	139.6
Voya Holdings Inc.	2.04%	01/21/2016	—	5.0
Voya Holdings Inc.	2.04%	01/22/2016	—	6.5
Voya Holdings Inc.	2.50%	01/29/2016	—	33.9
Total			$278.0	$330.2

3.    Financing Agreements

Short-term Debt

Voya Financial, Inc. had $10.5 of short-term inter-company debt borrowings outstanding as of December 31, 2016. Voya Financial, Inc. did not have any short-term debt borrowings outstanding as of December 31, 2015. Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes Voya Financial, Inc.'s long-term debt securities for the periods indicated:

			As of December 31,
	Interest Rate	Maturity	2016	2015
5.5% Senior Notes, due 2022	5.5%	07/15/2022	$360.7	$843.8
2.9% Senior Notes, due 2018	2.9%	02/15/2018	825.0	995.7
5.7% Senior Notes, due 2043	5.7%	07/15/2043	394.3	394.1
3.65% Senior Notes, due 2026	3.65%	06/15/2026	494.2	—
4.8% Senior Notes, due 2046	4.8%	06/15/2046	296.2	—
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	5.65%	05/15/2053	738.2	737.8
Subtotal			3,108.6	2,971.4
Less: Current portion of long-term debt			—	—
Total			$3,108.6	$2,971.4

As of December 31, 2016 and 2015, Voya Financial, Inc. was in compliance with its debt covenants.

As of December 31, 2016, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2017	$—
2018	827.0
2019	—
2020	—
2021	—
Thereafter	2,313.1
Total	$3,140.1

Credit Facilities

Voya Financial, Inc. maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. Unsecured and uncommitted credit facilities totaled $300.5 and unsecured and committed facilities totaled $5.0 billion. Voya Financial, Inc. additionally has approximately $205.0 of secured facilities. Of the aggregate $5.5 billion capacity available, Voya Financial, Inc. utilized $2.6 billion in credit facilities outstanding as of December 31, 2016. Total fees associated with credit facilities in 2016, 2015 and 2014 totaled $38.2, $61.0 and $58.5, respectively.

Guarantees

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

Voya Financial, Inc. entered into the following surplus maintenance agreements in connection with particular credit facility agreements associated with Voya Financial, Inc.'s captive reinsurance subsidiaries which are effective for the duration of the related credit facility agreement:

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV"). At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $78.6 of capital to be maintained in Roaring River IV Holding LLC, the

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

intermediate holding company of Roaring River IV, and $45.0 of capital to be maintained in Roaring River IV for a total of $123.6. This amount will vary over time based on a percentage of Roaring River IV in force life insurance.

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

Voya Financial, Inc. guarantees the obligations of one of its subsidiaries, Voya Financial Products Inc. ("VFP"), under a credit default swap arrangement under which VFP has written credit protection in the notional amount of $1.0 billion with respect to a portfolio of investment grade corporate debt instruments.

Under the Hannover Re Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and Security Life of Denver International Limited ("SLDI") have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note, if Security Life of Denver Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement, or fails to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

Voya Holdings Inc. ("Voya Holdings") issued $50.0 of 8.424% Trust Originated Preferred Securities ("ToPR") on April 3, 1997 due on April 1, 2027. As of December 31, 2016, $13.0 total principal value amount is outstanding. On January 27, 2003, Voya Financial, Inc. entered into an agreement in which it guaranteed the full payment when due of all obligations under ToPR. Under the same guarantee agreement, Voya Financial, Inc. also unconditionally guarantees the payment of any principal or interest due in respect of Voya Holdings notes ("Aetna Notes"). As of December 31, 2016, the remaining principal amounts of the Aetna Notes outstanding were $426.5.

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

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300.0 letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

Effective December 15, 2016, Voya Financial, Inc. entered into a $600.0 guaranty agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2016 and 2015 in relation to these intercompany indemnifications and support agreements. As of December 31, 2016 and 2015, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these indemnifications and support agreements.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Voya Holdings Inc. (1)	$916.4	$1,467.5	$795.0
Security Life of Denver International Ltd	30.0	—	—
Security Life of Denver Insurance Company	54.0	241.0	32.0
Voya Insurance Management (Bermuda), Ltd	1.0	—	—
Voya Financial Products Company, Inc.	—	—	75.0
Total	$1,001.4	$1,708.5	$902.0
(1) The year ended December 31, 2016 includes $24.4 of non-cash activity.

5.    Income Taxes

As of December 31, 2016 and 2015, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2016 and 2015. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2016 and 2015, Voya Financial, Inc. has recognized deferred tax assets of $526.7 and $404.4, respectively, primarily related to federal net operating loss carryforwards and AMT credit carryforwards.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2016 and 2015
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2016
Retirement	$1,165.1	$33,910.5	$—
Investment Management	1.5	—	—
Annuities	647.5	22,191.8	—
Individual Life	2,702.2	19,373.1	—
Employee Benefits	74.5	2,098.9	(0.5)
Closed Block Variable Annuity	296.4	8,969.4	—
Corporate	0.3	5,509.7	—
Total	$4,887.5	$92,053.4	$(0.5)

2015
Retirement	$1,402.5	$31,266.1	$—
Investment Management	1.8	—	—
Annuities	604.6	21,742.3	—
Individual Life	2,856.8	18,867.5	—
Employee Benefits	82.0	2,090.2	(0.2)
Closed Block Variable Annuity	422.1	7,325.4	—
Corporate	0.3	6,880.6	—
Total	$5,370.1	$88,172.1	$(0.2)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
Years Ended December 31, 2016, 2015 and 2014
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2016
Retirement	$1,907.2	$1,511.5	$1,797.0	$197.4	$1,122.0	$—
Investment Management	(4.4)	627.3	—	3.3	529.1	—
Annuities	1,189.5	168.8	723.3	23.4	160.6	—
Individual Life	874.9	1,662.6	2,001.2	181.3	324.1	—
Employee Benefits	109.8	1,509.5	1,169.0	15.5	305.6	973.6
Closed Block Variable Annuity	285.5	1,678.9	1,728.5	130.1	392.6	—
Corporate	258.3	(284.2)	94.5	—	103.3	—
Total	$4,620.8	$6,874.4	$7,513.5	$551.0	$2,937.3	$973.6
2015
Retirement	$1,819.3	$1,349.5	$1,425.4	$182.5	$1,155.8	$—
Investment Management	(26.2)	601.1	—	4.1	517.5	—
Annuities	1,189.0	180.0	778.9	247.8	152.6	—
Individual Life	908.2	1,722.1	1,940.0	157.1	470.3	—
Employee Benefits	109.1	1,404.9	1,050.5	21.5	289.0	879.5
Closed Block Variable Annuity	231.1	1,534.5	1,275.9	50.4	431.5	—
Corporate	307.7	(286.5)	39.3	—	(13.3)	—
Total	$4,538.2	$6,505.6	$6,510.0	$663.4	$3,003.4	$879.5
2014
Retirement	$1,818.5	$798.9	$935.0	$162.0	$1,155.3	$—
Investment Management	(92.5)	599.3	—	4.8	520.3	—
Annuties	1,235.3	226.0	791.9	132.5	139.8	—
Individual Life	903.1	1,823.9	2,165.5	18.1	468.5	—
Employee Benefits	111.6	1,265.8	940.7	28.7	254.7	734.9
Closed Block Variable Annuity	163.2	1,773.9	994.8	32.8	473.6	—
Corporate	376.1	(228.9)	110.0	0.4	450.0	—
Total	$4,515.3	$6,258.9	$5,937.9	$379.3	$3,462.2	$734.9
(1) Includes the elimination of certain intersegment revenues and expenses, primarily consisting of asset-based management and administration fees, which have been charged by Investment Management and eliminated in Corporate.
(2) Includes the elimination of intercompany transactions between the Company and its consolidated investment entities, primarily the elimination of the Company's management fees expensed by the funds, recorded as operating revenues before the Company's consolidation of its consolidated investment entities and eliminated in the Investment Management segment.

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Gross	Ceded	Assumed		Net	Percentage of Assumed to Net
2016
Life insurance in force	$790,570.1	$612,356.2	$318,442.7		$496,656.6	64.1%

Premiums:
Life insurance	$1,335.1	$1,583.5	$1,220.9		$972.5	125.5%
Accident and health insurance	1,056.3	128.4	0.9		928.8	0.1%
Annuities	1,613.3	—	—	*	1,613.3	—%
Total premiums	$4,004.7	$1,711.9	$1,221.8		$3,514.6	34.8%

2015
Life insurance in force	$799,341.4	$642,889.8	$340,241.3		$496,692.9	68.5%

Premiums:
Life insurance	$1,351.7	$1,475.6	$1,189.2		$1,065.3	111.6%
Accident and health insurance	947.9	136.3	1.6		813.2	0.2%
Annuities	1,145.9	—	0.1		1,146.0	—%
Total premiums	$3,445.5	$1,611.9	$1,190.9		$3,024.5	39.4%

2014
Life insurance in force	$801,371.3	$599,504.5	$363,894.1		$565,760.9	64.3%

Premiums:
Life insurance	$1,358.9	$1,394.2	$1,234.4		$1,199.1	102.9%
Accident and health insurance	814.2	108.7	3.8		709.3	0.5%
Annuities	717.9	—	0.1		718.0	—%
Total premiums	$2,891.0	$1,502.9	$1,238.3		$2,626.4	47.1%
*Less than $0.1.

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other		Balance at December 31,
2016
Valuation allowance on deferred tax assets	$963.1	$101.6	$(100.8)	(1)	$963.9
Allowance for losses on commercial mortgage loans	3.2	(0.1)			3.1
2015
Valuation allowance on deferred tax assets	$971.9	$(13.7)	$4.9	(2)	$963.1
Allowance for losses on commercial mortgage loans	2.8	0.4			3.2
2014
Valuation allowance on deferred tax assets	$2,806.8	$(1,834.9)	$—		$971.9
Allowance for losses on commercial mortgage loans	3.8	(1.0)			2.8
(1) This amount represents valuation allowances allocated to Other comprehensive income in accordance with the exception described in ASC 740-20-45-7.
(2)This amount represents valuation allowances allocated to Additional paid-in capital.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

We have audited Voya Financial, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Voya Financial, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Voya Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2017

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2016, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	$17.8	$7.7
Issued and reserved for issuance of outstanding:
RSUs	2.9	3.1
RSUs - Deal incentive awards	—	2.0
PSU awards (1)	1.9	2.3
Stock options	3.3	—
Shares available for issuance	$9.7	$0.3
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
3.1
Amended and Restated Certificate of Incorporation of Voya Finacial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-196883) filed on June 18, 2014)

3.2	Amended and Restated By -Laws of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013)
4.2
Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.3
First Supplemental Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.4
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.74 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

4.5
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 26, 2013)

4.6
Fifth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.7
Sixth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.8
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.9
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

10.01
Registration Rights Agreement, dated as of May 7, 2013 between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.02
Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

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
10.07
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.08
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.09
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.10
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.11
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Amended and Restated Revolving Credit Agreement dated as of February 14, 2014, among ING U.S., Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on February 21, 2014)

10.13
Second Amended and Restated Revolving Credit Agreement dated as of May 6, 2016, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on May 6, 2016)

10.14
Credit Agreement, dated as of December 30, 2011, by and between Security Life of Denver International Limited, ING Bank N.V., London Branch, as administrative agent, and the Issuing Banks described therein (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.15
Master Transaction Agreement, dated as of May 1, 2006, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.16
Advances, Pledge and Security Agreement, dated as of March 27, 2009, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.17
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.19
Amended and Restated Institutional Custody Agreement, dated as of May 12, 2004, by and between Security Life of Denver Insurance Company and the Federal Home Loan Bank of Topeka (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.20
Master Asset Purchase Agreement, dated as of January 22, 2009, by and among Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Scottish Re (Dublin) Limited, Hannover Life Reassurance Company of America, Hannover Life Reassurance (Ireland) Limited, Security Life of Denver Insurance Company, Security Life of Denver International Limited (incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.21
Reinsurance Agreement, effective as of January 1, 2009, between Security Life of Denver Insurance Company and Hannover Life Reassurance Company of America (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description of Exhibit
10.22
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

10.32
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

10.34
Transitional Intellectual Property License Agreement, dated as of May 7, 2013, between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.35
Equity Administration Agreement between ING U.S., Inc. and ING Groep N.V. dated as of May 7, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2014)

10.36
Termination Agreement, dated May 3, 2013, between Security Life of Denver International Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 8, 2013)

10.37
Master Claim Agreement, dated April 17, 2012, between ING Groep N.V., ING America Insurance Holdings, Inc. and ING Insurance Eurasia N.V. (incorporated by reference to Exhibit 10.35 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.38
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.39
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

10.40+	Amended and Restated Offer Letter of Alain M. Karaoglan, (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 31, 2013)

Exhibit No.	Description of Exhibit
10.41+
Employment Contract, dated May 19, 2004, between Ewout Steenbergen and ING Personnel VOF (incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.42+
Amendment to Employment Contract, dated December 8, 2005, between Ewout Steenbergen and ING Personnel VOF (incorporated by reference to Exhibit 10.44 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.43+
Retention Award, dated March 19, 2010, between Ewout Steenbergen and ING U.S., Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.44+
Deal Incentive Award Agreement, dated July 2011, between Ewout Steenbergen, ING Groep, N.V. and ING U.S., Inc. (f/k/a ING America Insurance Holdings, Inc.) (incorporated by reference to Exhibit 10.46 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.45+
International Assignment Agreement, dated October 27, 2009, between Ewout Steenbergen and ING Group as amended on November 12, 2009 (incorporated by reference to Exhibit 10.47 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

10.46+
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

10.48+
ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.53 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.49+
Form of ING Group Long-Term Sustainable Performance Plan Grant (incorporated by reference to Exhibit 10.54 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.50+
Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.51+
ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.52+
Form of ING Group Long-Term Equity Ownership Plan Grant (incorporated by reference to Exhibit 10.57 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.53+
ING Group Standard Share Option Plan (incorporated by reference to Exhibit 10.58 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013).

10.54+
ING Americas Supplemental Executive Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.59 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.55+
ING Americas Retirement Plan (Amended/Restated December 2011) (incorporated by reference to Exhibit 10.60 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.56+
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
10.61+
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

10.63+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)
10.64+
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

10.68+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
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

10.71+
Offer Letter, dated March 28, 2013, between Ewout Steenbergen and ING. U.S., Inc. (incorporated by reference to Exhibit 10.78 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.72+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.73+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.74+
Deal Incentive Award Agreement, dated April 30, 2013, between Fred Hubbell, ING Groep, N.V. and ING U.S., Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2013)

10.75+
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

10.76+
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

10.77+
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
10.78+
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

10.79+
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.80+
Form of ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.81+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan Award Supplement Providing for Dividend Equivalent Rights (incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.82+
Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

10.83
Share Repurchase Agreement, dated as of March 18, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.96 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-194469) filed on March 18, 2014)

10.84
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.85+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.86+
Form of 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.87+
Form of Chief Executive Officer 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.88+
Form of Option Plan Grant Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 18, 2015)

10.89+
Form of 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2016)

10.90+
Form of Chief Executive Officer 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)

10.91+
Form of Chief Financial Officer Grant Award under the Voya Financial Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on October 28, 2016)

10.92
Share Repurchase Agreement, dated as of September 1, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 2, 2014)

10.93
Share Repurchase Agreement, dated as of November 11, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on November 12, 2014)

10.94
Share Repurchase Agreement dated as of March 2, 2015 between the Company and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 3, 2015)

10.95
Addendum, dated as of March 4, 2015, to Share Repurchase Agreement between Voya Financial, Inc. and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 9, 2015)

Exhibit No.	Description of Exhibit
10.96
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

10.97+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.98+*	Offer Letter of Christine Hurtsellers, dated September 24, 2004
10.99+*	Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009
12.1*	Statement of Computation of Ratios of Earnings to Fixed Charges
21.1*	List of Subsidiaries of Voya Financial, Inc.
23.1*	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer
32.1*	Section 1350 Certification of Rodney O. Martin, Chief Executive Officer
32.2*	Section 1350 Certification of Michael S. Smith, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
+ This exhibit is a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2017	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature below constitutes and appoints Rodney O. Martin, Jr., Alain M. Karaoglan, Michael S. Smith and Patricia J. Walsh as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/ Rodeny O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)
Rodney O. Martin, Jr.

/s/ Lynne Biggar	Director
Lynne Biggar

/s/ Jane P. Chwick	Director
Jane P. Chwick

/s/ Ruth Ann M. Gillis	Director
Ruth Ann M. Gillis

/s/ J. Barry Griswell	Director
J. Barry Griswell

/s/ Frederick S. Hubbell	Director
Frederick S. Hubbell

/s/ Byron H. Pollitt, Jr.	Director
Byron H. Pollitt, Jr.

/s/ Joseph V. Tripodi	Director
Joseph V. Tripodi

/s/ Deborah C. Wright	Director
Deborah C. Wright

/s/ David Zwiener	Director
David Zwiener

/s/ Michael S. Smith	Chief Financial Officer (Principal Financial Officer)
Michael S. Smith

/s/ C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)
C. Landon Cobb, Jr.

