Form 10-Q
period 2017-03-31
Voya Financial, Inc.
filed 2017-05-03
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 28, 2017, 185,939,792 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2017

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, and (x) changes in the policies of governments and/or regulatory authorities. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,446.9 as of 2017 and $66,158.7 as of 2016)	$69,139.2	$69,468.7
Fixed maturities, at fair value using the fair value option	3,678.9	3,712.3
Equity securities, available-for-sale, at fair value (cost of $263.1 as of 2017 and $241.8 as of 2016)	297.6	274.2
Short-term investments	578.2	821.0
Mortgage loans on real estate, net of valuation allowance of $3.1 as of 2017 and 2016	12,385.8	11,725.2
Policy loans	1,934.9	1,961.5
Limited partnerships/corporations	826.7	758.6
Derivatives	1,303.5	1,712.4
Other investments	43.3	47.4
Securities pledged (amortized cost of $2,019.5 as of 2017 and $1,983.8 as of 2016)	2,187.3	2,157.1
Total investments	92,375.4	92,638.4
Cash and cash equivalents	2,298.3	2,910.7
Short-term investments under securities loan agreements, including collateral delivered	806.4	788.4
Accrued investment income	928.6	891.2
Premium receivable and reinsurance recoverable	7,353.7	7,318.0
Deferred policy acquisition costs and Value of business acquired	4,793.7	4,887.5
Sales inducements to contract owners	237.0	242.8
Current income taxes	125.8	164.6
Deferred income taxes	2,055.7	2,089.8
Goodwill and other intangible assets	208.0	219.5
Other assets	920.7	909.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,951.2	1,936.3
Cash and cash equivalents	233.0	133.2
Corporate loans, at fair value using the fair value option	1,921.6	1,952.5
Other assets	38.3	34.0
Assets held in separate accounts	100,778.1	97,118.7
Total assets	$217,025.5	$214,235.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	March 31, 2017	December 31, 2016
Liabilities and Shareholders' Equity:
Future policy benefits	$21,108.6	$21,447.2
Contract owner account balances	70,477.0	70,606.2
Payables under securities loan agreement, including collateral held	1,740.9	1,841.3
Short-term debt	735.5	—
Long-term debt	2,725.7	3,549.5
Funds held under reinsurance agreements	742.3	729.1
Derivatives	303.5	470.7
Pension and other postretirement provisions	656.0	674.3
Other liabilities	1,335.4	1,336.0
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	1,808.5	1,967.2
Other liabilities	736.3	527.8
Liabilities related to separate accounts	100,778.1	97,118.7
Total liabilities	203,147.8	200,268.0

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 269,938,304 and 268,079,931 shares issued as of 2017 and 2016, respectively; 189,926,546 and 194,639,273 shares outstanding as of 2017 and 2016, respectively)	2.7	2.7
Treasury stock (at cost; 80,011,758 and 73,440,658 shares as of 2017 and 2016, respectively)	(3,050.4)	(2,796.0)
Additional paid-in capital	23,697.2	23,608.8
Accumulated other comprehensive income (loss)	2,212.3	2,021.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(9,971.4)	(9,843.3)
Total Voya Financial, Inc. shareholders' equity	12,890.4	12,993.9
Noncontrolling interest	987.3	973.2
Total shareholders' equity	13,877.7	13,967.1
Total liabilities and shareholders' equity	$217,025.5	$214,235.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net investment income	$1,155.5	$1,094.1
Fee income	850.8	825.8
Premiums	591.6	966.8
Net realized capital gains (losses):
Total other-than-temporary impairments	(2.3)	(9.9)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.7	0.9
Net other-than-temporary impairments recognized in earnings	(3.0)	(10.8)
Other net realized capital gains (losses)	(502.6)	21.5
Total net realized capital gains (losses)	(505.6)	10.7
Other revenue	93.8	82.8
Income (loss) related to consolidated investment entities:
Net investment income	27.3	29.1
Total revenues	2,213.4	3,009.3
Benefits and expenses:
Policyholder benefits	968.0	1,380.8
Interest credited to contract owner account balances	510.0	494.9
Operating expenses	738.8	720.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	92.7	102.5
Interest expense	45.9	47.7
Operating expenses related to consolidated investment entities:
Interest expense	16.9	21.0
Other expense	0.5	0.9
Total benefits and expenses	2,372.8	2,768.0
Income (loss) before income taxes	(159.4)	241.3
Income tax expense (benefit)	(17.0)	49.0
Net income (loss)	(142.4)	192.3
Less: Net income (loss) attributable to noncontrolling interest	1.1	0.7
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(143.5)	$191.6
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$(0.75)	$0.93
Diluted	$(0.75)	$0.92
Cash dividends declared per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(142.4)	$192.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	285.1	1,612.9
Other-than-temporary impairments	11.0	3.1
Pension and other postretirement benefits liability	(3.5)	(3.4)
Other comprehensive income (loss), before tax	292.6	1,612.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	102.0	561.3
Other comprehensive income (loss), after tax	190.6	1,051.3
Comprehensive income (loss)	48.2	1,243.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.1	0.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$47.1	$1,242.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2017 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2017	$2.7	$(2,796.0)	$23,608.8	$2,021.7	$—	$(9,843.3)	$12,993.9	$973.2	$13,967.1
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	15.4	15.4	—	15.4
Balance as of January 1, 2017 - As adjusted	2.7	(2,796.0)	23,608.8	2,021.7	—	(9,827.9)	13,009.3	973.2	13,982.5
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(143.5)	(143.5)	1.1	(142.4)
Other comprehensive income (loss), after tax	—	—	—	190.6	—	—	190.6	—	190.6
Total comprehensive income (loss)							47.1	1.1	48.2
Common stock issuance	—	—	1.3	—	—	—	1.3	—	1.3
Common stock acquired - Share repurchase	—	(247.3)	50.0	—	—	—	(197.3)	—	(197.3)
Dividends on common stock	—	—	(1.9)	—	—	—	(1.9)	—	(1.9)
Share-based compensation	—	(7.1)	39.0	—	—	—	31.9	—	31.9
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	13.0	13.0
Balance as of March 31, 2017	$2.7	$(3,050.4)	$23,697.2	$2,212.3	$—	$(9,971.4)	$12,890.4	$987.3	$13,877.7

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(49.8)	$656.7
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,022.6	3,407.5
Equity securities, available-for-sale	10.6	73.8
Mortgage loans on real estate	391.0	263.1
Limited partnerships/corporations	49.4	65.0
Acquisition of:
Fixed maturities	(3,257.7)	(4,191.3)
Equity securities, available-for-sale	(24.2)	(30.2)
Mortgage loans on real estate	(1,051.6)	(881.5)
Limited partnerships/corporations	(103.0)	(72.2)
Short-term investments, net	242.7	136.6
Policy loans, net	26.6	(6.7)
Derivatives, net	(218.5)	(232.1)
Other investments, net	4.3	1.8
Sales from consolidated investment entities	612.8	211.4
Purchases within consolidated investment entities	(383.7)	(206.5)
Collateral received (delivered), net	(120.1)	546.2
Purchases of fixed assets, net	(10.4)	(18.2)
Net cash provided by (used in) investing activities	190.8	(933.3)
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,764.8	2,084.1
Maturities and withdrawals from investment contracts	(2,100.5)	(1,670.7)
Repayment of debt with maturities of more than three months	(90.0)	(4.8)
Repayments of borrowings of consolidated investment entities	—	(245.9)
Contributions from (distributions to) participants in consolidated investment entities, net	(129.7)	356.3
Proceeds from issuance of common stock, net	1.3	—
Share-based compensation	(7.1)	(6.2)
Common stock acquired - Share repurchase	(190.3)	(220.5)
Dividends paid	(1.9)	(2.0)
Net cash (used in) provided by financing activities	(753.4)	290.3
Net (decrease) increase in cash and cash equivalents	(612.4)	13.7
Cash and cash equivalents, beginning of period	2,910.7	2,512.7
Cash and cash equivalents, end of period	$2,298.3	$2,526.4
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$—	$7,497.2
Decrease of liabilities due to deconsolidation of consolidated investment entities	—	5,905.0
Decrease of equity due to deconsolidation of consolidated investment entities	—	1,592.2
Elimination of appropriated retained earnings	—	17.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

1.    Business, Basis of Presentation and Significant Accounting Policies

Business

Voya Financial, Inc. and its subsidiaries (collectively the "Company") is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services through five segments: Retirement, Investment Management, Annuities, Individual Life and Employee Benefits. The Company also has one Closed Block segment. In addition, the Company includes in Corporate the financial data not directly related to its segments as well as certain run-off activities. See the Segments Note to these Condensed Consolidated Financial Statements.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and are unaudited. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2017, and its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Adoption of New Pronouncements

Interests Held through Related Parties
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, “Consolidation (ASC Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which changes how a single decision maker of a VIE should treat indirect interests in the entity that are held through related parties under common control when determining whether it is the primary beneficiary of the VIE.

The provisions of ASU 2016-17 were adopted by the Company, retrospectively, on January 1, 2017. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-09 were adopted by the Company on January 1, 2017 using the transition method prescribed for each applicable provision:

•
On a prospective basis, all excess tax benefits and tax deficiencies related to share-based compensation will be reported in Net income (loss), rather than Additional paid-in capital.  Prior year excess tax benefits will remain in Additional paid-in capital.

•
The provision that removed the requirement to delay recognition of excess tax benefits until they reduce taxes payable was required to be adopted on a modified retrospective basis. Upon adoption, this provision resulted in a $15.4 increase in Deferred income tax assets with an offsetting increase to Retained earnings on the Condensed Consolidated Balance Sheet as of January 1, 2017, to record previously unrecognized excess tax benefits.

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities, which resulted in a $4.1 reclassification of Share-based compensation cash flows from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

•	The Company also elected to continue its existing accounting policy of including estimated forfeitures in the calculation of share-based compensation expense.

The adoption of the remaining provisions of ASU 2016-09 had no effect on the Company's financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-06 were adopted by the Company on January 1, 2017 using a modified retrospective approach. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

Future Adoption of Accounting Pronouncements
Debt Securities
In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (ASC Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08), which shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.

The provisions of ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-08 is required to be reported using a modified retrospective approach. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-08.

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (ASC Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"), which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by employees during the period. Other components of net benefit costs are required to be presented in the statement of operations separately from service costs. In addition, only service costs are eligible for capitalization in assets, when applicable.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The provisions of ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-07 is required to be reported retrospectively for the presentation of service costs and other components in the statement of operations and prospectively for the capitalization of service costs in assets. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-07.

Derecognition of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, using either a retrospective or modified retrospective method. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-05.

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

The Company plans to adopt ASU 2014-09 on January 1, 2018. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, implementation efforts, including assessment of transition approach, are ongoing. Based on review to date, the Company anticipates that the adoption of ASU 2014-09 may impact the timing of recognition of carried interest (less than 0.5% of the Company’s Total revenues for the three months ended March 31, 2017 and 2016) in the Investment Management segment and may result in the deferral of costs to obtain certain investment-only product contracts in the Retirement and Annuities segments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of March 31, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$3,154.0	$465.6	$8.1	$—	$3,611.5	$—
U.S. Government agencies and authorities	253.6	48.2	—	—	301.8	—
State, municipalities and political subdivisions	2,298.9	37.9	42.7	—	2,294.1	—
U.S. corporate public securities	31,367.7	2,240.4	181.7	—	33,426.4	—
U.S. corporate private securities	7,912.0	268.9	118.7	—	8,062.2	—
Foreign corporate public securities and foreign governments(1)	7,868.6	447.6	51.2	—	8,265.0	—
Foreign corporate private securities(1)	7,546.4	330.6	44.3	—	7,832.7	—

Residential mortgage-backed securities:
Agency	5,135.2	252.5	60.3	37.7	5,365.1	—
Non-Agency	1,110.3	142.2	6.5	25.6	1,271.6	28.8
Total Residential mortgage-backed securities	6,245.5	394.7	66.8	63.3	6,636.7	28.8
Commercial mortgage-backed securities	3,070.2	67.5	32.0	—	3,105.7	—
Other asset-backed securities	1,428.4	46.5	5.6	—	1,469.3	3.7

Total fixed maturities, including securities pledged	71,145.3	4,347.9	551.1	63.3	75,005.4	32.5
Less: Securities pledged	2,019.5	178.8	11.0	—	2,187.3	—
Total fixed maturities	69,125.8	4,169.1	540.1	63.3	72,818.1	32.5

Equity securities:
Common stock	172.4	0.5	0.3	—	172.6	—
Preferred stock	90.7	34.3	—	—	125.0	—
Total equity securities	263.1	34.8	0.3	—	297.6	—

Total fixed maturities and equity securities investments	$69,388.9	$4,203.9	$540.4	$63.3	$73,115.7	$32.5
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
(4) Amount excludes $523.2 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,229.1	$2,248.8
After one year through five years	13,549.2	14,171.8
After five years through ten years	17,921.3	18,335.9
After ten years	26,701.6	29,037.2
Mortgage-backed securities	9,315.7	9,742.4
Other asset-backed securities	1,428.4	1,469.3
Fixed maturities, including securities pledged	$71,145.3	$75,005.4

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2017
Communications	$3,829.5	$351.5	$17.3	$4,163.7
Financial	8,012.9	500.4	23.0	8,490.3
Industrial and other companies	25,758.6	1,360.8	175.2	26,944.2
Energy	6,009.4	400.0	74.7	6,334.7
Utilities	8,350.6	520.4	82.5	8,788.5
Transportation	1,702.9	106.0	12.5	1,796.4
Total	$53,663.9	$3,239.1	$385.2	$56,517.8

December 31, 2016
Communications	$3,778.7	$335.7	$20.8	$4,093.6
Financial	8,166.3	478.7	47.6	8,597.4
Industrial and other companies	25,679.5	1,259.5	256.9	26,682.1
Energy	6,250.2	380.7	93.5	6,537.4
Utilities	8,164.7	500.6	106.4	8,558.9
Transportation	1,785.6	103.6	17.5	1,871.7
Total	$53,825.0	$3,058.8	$542.7	$56,341.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2017 and December 31, 2016, approximately 48.2% and 48.0%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2017 and December 31, 2016, the fair value of loaned securities was $1,420.9 and $1,403.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $713.7 and $535.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, liabilities to return collateral of $713.7 and $535.9, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $750.5 and $911.7, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$736.9	$762.9
U.S. Government agencies and authorities	3.6	4.3
U.S. corporate public securities	461.5	468.4
Equity Securities	0.1	0.5
Short-term Investments	4.1	1.0
Foreign corporate public securities and foreign governments	258.0	210.5
Payables under securities loan agreements	$1,464.2	$1,447.6
(1)As of March 31, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $713.7 and $535.9, respectively.
(2)As of March 31, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $750.5 and $911.7, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$443.1	$7.8	$17.1	$0.3	$—	$—	$460.2	$8.1
State, municipalities and political subdivisions	885.3	28.1	192.8	11.8	23.5	2.8	1,101.6	42.7
U.S. corporate public securities	4,855.1	120.9	407.4	24.3	399.8	36.5	5,662.3	181.7
U.S. corporate private securities	1,578.8	55.8	189.0	19.3	253.7	43.6	2,021.5	118.7
Foreign corporate public securities and foreign governments	971.6	21.2	69.1	4.2	317.4	25.8	1,358.1	51.2
Foreign corporate private securities	777.3	20.4	222.3	20.7	83.8	3.2	1,083.4	44.3
Residential mortgage-backed	1,249.5	35.0	483.2	18.9	199.2	12.9	1,931.9	66.8
Commercial mortgage-backed	1,043.4	29.2	31.8	2.6	12.2	0.2	1,087.4	32.0
Other asset-backed	293.3	1.7	20.8	0.6	94.7	3.3	408.8	5.6
Total	$12,097.4	$320.1	$1,633.5	$102.7	$1,384.3	$128.3	$15,115.2	$551.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$1,061.4	$13.9	$—	$—		$—	$—	$1,061.4	$13.9
State, municipalities and political subdivisions	1,264.7	46.9	—	—		23.3	3.1	1,288.0	50.0
U.S. corporate public securities	6,236.0	172.1	38.4	2.5		508.8	57.0	6,783.2	231.6
U.S. corporate private securities	2,261.8	98.1	74.7	2.9		315.6	58.6	2,652.1	159.6
Foreign corporate public securities and foreign governments	1,596.8	49.0	59.8	4.9		396.2	45.0	2,052.8	98.9
Foreign corporate private securities	1,382.3	56.8	—	—		165.9	17.3	1,548.2	74.1
Residential mortgage-backed	1,716.5	52.2	182.7	5.1		165.5	12.4	2,064.7	69.7
Commercial mortgage-backed	1,002.8	32.6	27.2	0.1		27.4	2.0	1,057.4	34.7
Other asset-backed	448.3	1.6	0.8	—	*	114.3	5.5	563.4	7.1
Total	$16,970.6	$523.2	$383.6	$15.5		$1,717.0	$200.9	$19,071.2	$739.6
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.5% and 89.5% of the average book value as of March 31, 2017 and December 31, 2016, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2017
Six months or less below amortized cost	$12,505.0	$45.3	$330.6	$11.2	1,213	20
More than six months and twelve months or less below amortized cost	1,942.9	0.1	114.4	0.1	183	5
More than twelve months below amortized cost	1,055.2	117.8	59.9	34.9	266	12
Total	$15,503.1	$163.2	$504.9	$46.2	1,662	37

December 31, 2016
Six months or less below amortized cost	$17,729.6	$86.8	$554.6	$19.3	1,541	16
More than six months and twelve months or less below amortized cost	755.0	28.3	45.1	7.8	92	9
More than twelve months below amortized cost	1,086.7	124.4	76.5	36.3	267	12
Total	$19,571.3	$239.5	$676.2	$63.4	1,900	37

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
March 31, 2017
U.S. Treasuries	$468.3	$—		$8.1	$—		28	—
State, municipalities and political subdivisions	1,143.3	1.0		42.4	0.3		170	1
U.S. corporate public securities	5,804.9	39.1		172.4	9.3		505	2
U.S. corporate private securities	2,046.2	94.0		90.8	27.9		88	2
Foreign corporate public securities and foreign governments	1,394.2	15.1		46.7	4.5		125	5
Foreign corporate private securities	1,127.7	—	*	44.3	—	*	52	2
Residential mortgage-backed	1,986.5	12.2		63.2	3.6		423	22
Commercial mortgage-backed	1,119.3	0.1		31.9	0.1		147	1
Other asset-backed	412.7	1.7		5.1	0.5		124	2
Total	$15,503.1	$163.2		$504.9	$46.2		1,662	37

December 31, 2016
U.S. Treasuries	$1,075.3	$—		$13.9	$—		33	—
State, municipalities and political subdivisions	1,337.0	1.0		49.7	0.3		198	1
U.S. corporate public securities	6,947.1	67.7		215.5	16.1		577	4
U.S. corporate private securities	2,672.7	139.0		122.1	37.5		114	3
Foreign corporate public securities and foreign governments	2,131.4	20.3		94.1	4.8		192	4
Foreign corporate private securities	1,622.3	—	*	74.1	—	*	64	2
Residential mortgage-backed	2,127.8	6.6		67.5	2.2		451	19
Commercial mortgage-backed	1,088.9	3.2		32.7	2.0		140	3
Other asset-backed	568.8	1.7		6.6	0.5		131	1
Total	$19,571.3	$239.5		$676.2	$63.4		1,900	37
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	3.3	0.9	0.1	0.2
Non-agency RMBS < 80%	180.8	3.5	8.2	0.8
Agency RMBS	1,870.5	7.8	57.7	2.6
Other ABS (Non-RMBS)	344.6	1.7	2.3	0.5
Total RMBS and Other ABS	$2,399.2	$13.9	$68.3	$4.1

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$116.6	$—	$4.4	$—
Non-agency RMBS > 5% - 10%	8.3	—	0.3	—
Non-agency RMBS > 0% - 5%	34.6	0.9	2.6	0.2
Non-agency RMBS 0%	24.6	3.5	1.0	0.8
Agency RMBS	1,870.5	7.8	57.7	2.6
Other ABS (Non-RMBS)	344.6	1.7	2.3	0.5
Total RMBS and Other ABS	$2,399.2	$13.9	$68.3	$4.1

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2017	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,915.4	$4.1	$51.0	$1.3
Floating Rate	483.8	9.8	17.3	2.8
Total	$2,399.2	$13.9	$68.3	$4.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2017 the Company did not have any new commercial mortgage loan troubled debt restructuring and had one new private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.4. As of December 31, 2016 the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of March 31, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.5	$12,384.4	$12,388.9	$4.6	$11,723.7	$11,728.3
Collective valuation allowance for losses	N/A	(3.1)	(3.1)	N/A	(3.1)	(3.1)
Total net commercial mortgage loans	$4.5	$12,381.3	$12,385.8	$4.6	$11,720.6	$11,725.2
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$3.1	$3.2
Addition to (reduction of) allowance for losses	—	(0.1)
Collective valuation allowance for losses, end of period	$3.1	$3.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2017	December 31, 2016
Impaired loans without allowances for losses	$4.5	$4.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.5	$4.6
Unpaid principal balance of impaired loans	$6.0	$6.1

As of March 31, 2017 and December 31, 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2017 and December 31, 2016.

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

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$4.5	$13.5
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.1
Interest income recognized on impaired loans, on a cash basis (1)	0.1	0.2
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$1,537.6	$1,366.3
> 50% - 60%	3,019.7	2,950.1
> 60% - 70%	6,980.6	6,560.7
> 70% - 80%	826.0	833.8
> 80% and above	25.0	17.4
Total Commercial mortgage loans	$12,388.9	$11,728.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$9,835.7	$9,298.4
> 1.25x - 1.5x	1,362.5	1,247.3
> 1.0x - 1.25x	861.7	899.2
Less than 1.0x	204.4	181.4
Commercial mortgage loans secured by land or construction loans	124.6	102.0
Total Commercial mortgage loans	$12,388.9	$11,728.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,845.3	22.9%	$2,896.8	24.6%
South Atlantic	2,729.6	22.0%	2,646.0	22.6%
Middle Atlantic	2,089.0	16.9%	1,648.7	14.1%
West South Central	1,331.0	10.7%	1,236.1	10.5%
Mountain	1,145.5	9.2%	1,092.1	9.3%
East North Central	1,308.9	10.6%	1,274.3	10.9%
New England	220.0	1.8%	231.2	2.0%
West North Central	526.7	4.3%	508.9	4.3%
East South Central	192.9	1.6%	194.2	1.7%
Total Commercial mortgage loans	$12,388.9	100.0%	$11,728.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	March 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,819.5	30.8%	$3,695.8	31.5%
Industrial	2,985.9	24.1%	2,663.5	22.7%
Apartments	2,466.4	19.9%	2,410.8	20.6%
Office	2,063.2	16.7%	1,917.0	16.3%
Hotel/Motel	421.9	3.4%	411.2	3.5%
Other	512.2	4.1%	516.5	4.4%
Mixed Use	119.8	1.0%	113.5	1.0%
Total Commercial mortgage loans	$12,388.9	100.0%	$11,728.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	March 31, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$999.5	$—
2016	2,372.3	2,349.6
2015	2,060.7	2,066.1
2014	1,861.7	1,860.3
2013	1,936.7	1,953.1
2012	1,092.4	1,241.4
2011 and prior	2,065.6	2,257.8
Total Commercial mortgage loans	$12,388.9	$11,728.3
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

The following table identifies the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—	—	$0.6	1
Foreign corporate public securities and foreign governments(1)	—	—	8.7	1
Residential mortgage-backed	0.9	29	1.5	41
Commercial mortgage-backed	2.1	3	—	—
Total	$3.0	32	$10.8	43
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The above table includes $0.9 and $1.7 of write-downs related to credit impairments for the three months ended March 31, 2017 and 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $2.1 and $9.1 in write-downs for the three months ended March 31, 2017 and 2016, respectively, are related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Impairment		No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$—		—	$—	—
Foreign corporate public securities and foreign governments(1)	—		—	8.7	1
Residential mortgage-backed	—	*	5	0.4	5
Commercial mortgage-backed	2.1		3	—	—
Total	$2.1		8	$9.1	6
(1) Primarily U.S. dollar denominated.
* Less than $0.1.

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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Balance at January 1	$54.6	$75.3
Additional credit impairments:
On securities previously impaired	0.7	1.4
Reductions:
Increase in cash flows	0.4	0.1
Securities sold, matured, prepaid or paid down	10.5	3.4
Balance at March 31	$44.4	$73.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Fixed maturities	$955.5	$996.2
Equity securities, available-for-sale	9.7	3.4
Mortgage loans on real estate	138.8	125.6
Policy loans	25.4	27.3
Short-term investments and cash equivalents	2.5	1.4
Other	52.3	(33.7)
Gross investment income	1,184.2	1,120.2
Less: investment expenses	28.7	26.1
Net investment income	$1,155.5	$1,094.1

As of March 31, 2017 and December 31, 2016, the Company had $5.6 and $13.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(44.8)	$(54.7)
Fixed maturities, at fair value option	(122.5)	0.5
Derivatives	(422.6)	147.9
Embedded derivatives - fixed maturities	(7.2)	3.4
Guaranteed benefit derivatives	91.3	(86.4)
Other investments	0.2	—
Net realized capital gains (losses)	$(505.6)	$10.7
After-tax net realized capital gains (losses)	$(328.8)	$7.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Proceeds on sales	$2,677.4	$2,490.6
Gross gains	16.3	68.9
Gross losses	31.9	118.0

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

Total return swaps: The Company uses total return swaps as a hedge against a decrease in variable annuity account values, which are correlated to certain indices. Using total return swaps, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of assets or a market index and the LIBOR rate, calculated by reference to an agreed upon notional principal amount. No cash is exchanged at the onset of the contracts. Cash is paid and received over the life of the contract based upon the terms of the swaps. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Futures: Futures contracts are used to hedge against a decrease in certain equity indices. Such decreases may correlate to a decrease in variable annuity account values which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also uses interest rate futures contracts to hedge its exposure to market risks due to changes in interest rates. The Company enters into exchange traded futures with regulated futures commissions that are members of the exchange. The Company also posts initial and variation margins, with the exchange, on a daily basis. The Company utilizes exchange-traded futures in non-qualifying hedging relationships. The Company may also use futures contracts as a hedge against an increase in certain equity indices. Such increases may result in increased payments to the holders of fixed index annuity ("FIA") contracts.

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

The Company's use of derivatives is limited mainly to economic hedging to reduce the Company's exposure to cash flow variability of assets and liabilities, interest rate risk, credit risk, exchange rate risk and equity market risk. It is the Company's policy not to offset amounts recognized for derivative instruments and amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement, which provides the Company with the legal right of offset. However, in accordance with the Chicago Mercantile Exchange ("CME") rule changes related to the variation margin payments, effective the first quarter of 2017, the Company is required to adjust the derivative balances with the variation margin payments related to its cleared derivatives executed through CME.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	March 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$74.0	$0.2	$—	$124.0	$4.7	$0.3
Foreign exchange contracts	394.6	9.7	16.5	480.8	40.1	10.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	64,785.0	657.3	159.6	78,399.6	1,080.6	354.3
Foreign exchange contracts	1,344.5	11.8	24.3	1,573.0	60.7	39.2
Equity contracts	29,746.5	595.9	81.1	28,959.6	494.1	50.4
Credit contracts	3,663.4	28.6	22.0	3,255.3	32.2	15.8
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	63.3	—	N/A	70.5	—
Within products	N/A	—	3,751.9	N/A	—	3,791.4
Within reinsurance agreements	N/A	—	81.9	N/A	—	78.7
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$1,366.8	$4,137.3		$1,782.9	$4,340.8
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,663.4	$28.6	$22.0
Equity contracts	22,095.4	582.4	80.7
Foreign exchange contracts	1,739.1	21.5	40.8
Interest rate contracts	56,526.2	657.2	158.3
		1,289.7	301.8
Counterparty netting(1)		(263.0)	(263.0)
Cash collateral netting(1)		(945.8)	(10.5)
Securities collateral netting(1)		(32.1)	(11.3)
Net receivables/payables		$48.8	$17.0
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of March 31, 2017, the Company held $876.5 and $71.1 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $809.1 and $257.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2017, the Company delivered $766.4 of securities and held $32.1 of securities as collateral. As of December 31, 2016, the Company delivered $753.3 of securities and held $71.7 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.2	$0.3
Foreign exchange contracts	27.3	0.7
Fair value hedges:
Interest rate contracts	—	(4.1)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	(22.8)	391.2
Foreign exchange contracts	(22.0)	(26.1)
Equity contracts	(409.7)	(208.1)
Credit contracts	4.4	(6.0)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(7.2)	3.4
Within products(2)	91.2	(84.1)
Within reinsurance agreements(3)	(4.2)	(44.8)
Managed custody guarantees(2)	0.1	(2.3)
Total	$(342.7)	$20.1
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2017, the fair values of credit default swaps of $28.6 and $22.0 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $32.2 and $15.8 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the maximum potential future net exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swaps. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$2,981.6	$629.9	$—	$3,611.5
U.S. Government agencies and authorities	—	301.8	—	301.8
State, municipalities and political subdivisions	—	2,294.1	—	2,294.1
U.S. corporate public securities	—	33,333.3	93.1	33,426.4
U.S. corporate private securities	—	6,622.3	1,439.9	8,062.2
Foreign corporate public securities and foreign governments(1)	—	8,253.1	11.9	8,265.0
Foreign corporate private securities(1)	—	7,416.0	416.7	7,832.7
Residential mortgage-backed securities	—	6,558.3	78.4	6,636.7
Commercial mortgage-backed securities	—	3,064.5	41.2	3,105.7
Other asset-backed securities	—	1,394.6	74.7	1,469.3
Total fixed maturities, including securities pledged	2,981.6	69,867.9	2,155.9	75,005.4
Equity securities, available-for-sale	185.8	—	111.8	297.6
Derivatives:
Interest rate contracts	0.3	657.2	—	657.5
Foreign exchange contracts	—	21.5	—	21.5
Equity contracts	13.5	413.2	169.2	595.9
Credit contracts	—	19.4	9.2	28.6
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,419.6	263.3	—	3,682.9
Assets held in separate accounts	96,187.1	4,578.7	12.3	100,778.1
Total assets	$102,787.9	$75,821.2	$2,458.4	$181,067.5
Percentage of Level to total	56.7%	41.9%	1.4%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives
FIA	$—	$—	$2,101.7	$2,101.7
IUL	—	—	109.8	109.8
GMAB/GMWB/GMWBL(2)	—	—	1,409.3	1,409.3
Stabilizer and MCGs	—	—	131.1	131.1
Other derivatives:
Interest rate contracts	1.3	158.3	—	159.6
Foreign exchange contracts	—	40.8	—	40.8
Equity contracts	0.5	78.6	2.0	81.1
Credit contracts	—	8.9	13.1	22.0
Embedded derivative on reinsurance	—	81.9	—	81.9
Total liabilities	$1.8	$368.5	$3,767.0	$4,137.3
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
Guaranteed benefit derivatives
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Valuation of Financial Assets and Liabilities at Fair Value

Certain assets and liabilities are measured at estimated fair value on the Company’s Condensed Consolidated Balance Sheets. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The exit price and the transaction (or entry) price will be the same at initial recognition in many circumstances. However, in certain cases, the transaction price may not represent fair value. The fair value of a liability is based on the amount that would be paid to transfer a liability to a third-party with an equal credit standing. Fair value is required to be a market-based measurement that is determined based on a hypothetical transaction at the measurement date, from a market participant’s perspective. The Company considers three broad valuation approaches when a quoted price is unavailable: (i) the market approach, (ii) the income approach and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given the instrument being measured and the availability of sufficient inputs. The Company prioritizes the inputs to fair valuation approaches and allows for the use of unobservable inputs to the extent that observable inputs are not available.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2017 and 2016. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$22.1	$—	$(0.9)	$18.7	$—	$—	$(0.9)	$54.1	$—	$93.1	$—
U.S. corporate private securities	1,319.4	0.4	0.9	112.6	—	—	(5.4)	12.0	—	1,439.9	0.4
Foreign corporate public securities and foreign governments(1)	12.3	—	(0.3)	—	—	—	(0.1)	—	—	11.9	—
Foreign corporate private securities(1)	440.9	—	(2.3)	18.1	—	—	(40.0)	—	—	416.7	—
Residential mortgage-backed securities	71.9	(2.8)	(1.1)	9.9	—	—	(0.5)	1.0	—	78.4	(2.8)
Commercial mortgage-backed securities	23.4	(0.5)	(0.2)	25.3	—	—	(3.2)	—	(3.6)	41.2	(0.5)
Other asset-backed securities	83.7	0.7	0.5	28.2	—	—	(3.1)	9.9	(45.2)	74.7	0.7
Total fixed maturities, including securities pledged	1,973.7	(2.2)	(3.4)	212.8	—	—	(53.2)	77.0	(48.8)	2,155.9	(2.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$99.5	$—	$0.7	$11.6	$—	$—	$—	$—	$—	$111.8	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,029.6)	(59.8)	—	—	(54.2)	—	41.9	—	—	(2,101.7)	—
IUL(2)	(81.0)	(28.6)	—	—	(7.8)	—	7.6	—	—	(109.8)	—
GMAB/GMWB/GMWBL(2)	(1,530.4)	159.1	—	—	(38.1)	—	0.1	—	—	(1,409.3)	—
Stabilizer and MCGs (2)	(150.4)	20.6	—	—	(1.3)	—	—	—	—	(131.1)	—
Other derivatives, net	106.3	62.7	—	13.8	—	—	(23.2)	3.7	—	163.3	53.3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5.0	—	—	—	—	(5.0)	—	—	—	—	—
Assets held in separate accounts (5)	5.3	—	—	5.1	—	(0.2)	—	2.1	—	12.3	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$—	$(0.4)	$—	$—	$—	$(0.8)	$—	$—	$5.7	$—
U.S. corporate private securities	1,040.3	0.2	20.1	0.5	—	(37.0)	(97.6)	81.9	(24.7)	983.7	0.2
Foreign corporate public securities and foreign governments (1)	13.8	—	(2.2)	—	—	—	(0.2)	—	—	11.4	—
Foreign corporate private securities (1)	430.4	0.1	10.3	—	—	(0.6)	(19.5)	95.2	(20.2)	495.7	0.1
Residential mortgage-backed securities	96.1	4.4	(1.4)	—	—	(12.3)	(0.1)	—	—	86.7	(4.0)
Commercial mortgage-backed securities	31.4	—	—	13.2	—	—	—	—	(31.4)	13.2	—
Other asset-backed securities	44.5	0.2	(0.4)	—	—	—	(1.2)	—	—	43.1	0.2
Total fixed maturities, including securities pledged	1,663.4	4.9	26.0	13.7	—	(49.9)	(119.4)	177.1	(76.3)	1,639.5	(3.5)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities, other derivatives and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of March 31, 2017:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 19%		0.1% to 19%		—		—		0.1% to 6.8%
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—		—		—
Nonperformance risk	0.32% to 1.4%		0.32% to 1.4%		0.32% to 1.4%		0.32% to 0.67%		0.32% to 1.4%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%		—		—
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)	2% to 10%		0 % to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0 % to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2017 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.8	$0.1	$1.9	9.8
60-69	5.5	0.3	5.8	4.7
70+	5.9	0.3	6.2	2.8
	$13.2	$0.7	$13.9	5.3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of March 31, 2017 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value		Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$1.2		0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	—	*	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	4.7% to 17.3%	$2.8		2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	0.1		11.6% to 12.2%
After Surrender Charge Period
	In the Money**	$—	2.8% to 10.6%	$9.2		1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	1.0		6.7% to 7.0%
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$75,005.4	$75,005.4	$75,338.1	$75,338.1
Equity securities, available-for-sale	297.6	297.6	274.2	274.2
Mortgage loans on real estate	12,385.8	12,509.3	11,725.2	11,960.7
Policy loans	1,934.9	1,934.9	1,961.5	1,961.5
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,682.9	3,682.9	4,520.1	4,520.1
Derivatives	1,303.5	1,303.5	1,712.4	1,712.4
Other investments	43.3	53.2	47.4	57.2
Assets held in separate accounts	100,778.1	100,778.1	97,118.7	97,118.7
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	53,319.2	57,821.7	53,314.1	57,561.3
Funding agreements with fixed maturities and guaranteed investment contracts	200.1	198.8	472.9	469.8
Supplementary contracts, immediate annuities and other	3,891.7	4,158.5	3,878.9	4,120.5
Derivatives:
Guaranteed benefit derivatives:
FIA	2,101.7	2,101.7	2,029.6	2,029.6
IUL	109.8	109.8	81.0	81.0
GMAB/GMWB/GMWBL	1,409.3	1,409.3	1,530.4	1,530.4
Stabilizer and MCGs	131.1	131.1	150.4	150.4
Other derivatives	303.5	303.5	470.7	470.7
Short-term debt	735.5	743.9	—	—
Long-term debt	2,725.7	2,947.9	3,549.5	3,737.9
Embedded derivative on reinsurance	81.9	81.9	78.7	78.7
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

Funding agreements with fixed maturities and guaranteed investment contracts: Fair value is estimated by discounting cash flows at rates that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

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

Short-term debt and Long-term debt: Estimated fair value of the Company’s short-term and long-term debt is based upon discounted future cash flows using a discount rate approximating the current market rate, incorporating nonperformance risk. Short-term debt and long-term debt is classified as Level 2.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$4,064.6	$822.9		$4,887.5
Deferrals of commissions and expenses	90.3	2.0		92.3
Amortization:
Amortization, excluding unlocking	(166.0)	(36.5)		(202.5)
Unlocking(1)	24.2	11.9		36.1
Interest accrued	55.9	17.8	(2)	73.7
Net amortization included in Condensed Consolidated Statements of Operations	(85.9)	(6.8)		(92.7)
Change due to unrealized capital gains/losses on available-for-sale securities	(69.8)	(23.6)		(93.4)
Balance as of March 31, 2017	$3,999.2	$794.5		$4,793.7

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$4,357.5	$1,012.6		$5,370.1
Deferrals of commissions and expenses	97.2	2.4		99.6
Amortization:
Amortization, excluding unlocking	(176.8)	(31.9)		(208.7)
Unlocking(1)	26.0	3.1		29.1
Interest accrued	57.0	20.1	(2)	77.1
Net amortization included in Condensed Consolidated Statements of Operations	(93.8)	(8.7)		(102.5)
Change due to unrealized capital gains/losses on available-for-sale securities	(442.3)	(231.9)		(674.2)
Balance as of March 31, 2016	$3,918.6	$774.4		$4,693.0
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking.
(2) Interest accrued at the following rates for VOBA: 4.1% to 7.4% during 2017 and 4.1% to 7.5% during 2016.

6.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of March 31, 2017, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 343,768 and 7,657,280 shares, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan and Phantom Plan for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Restricted Stock Unit (RSU) awards	$21.5	$15.1
Performance Stock Unit (PSU) awards	13.7	10.2
Stock options	3.8	3.5
Phantom Plan	0.4	0.2
Share-based compensation expense	$39.4	$29.0
Income tax benefit	13.0	10.2
After-tax share-based compensation expense (1)	$26.4	$18.8
(1) Increase is due to higher seasonal expenses related to accelerated requisite service period for retirement-eligible employees.

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	3.3		$35.02	1.5		$28.88
Adjustment for PSU performance factor	N/A		N/A	—	*	31.35
Granted	1.3		42.60	1.2		42.35
Vested	(1.5)		34.70	(0.4)		31.29
Forfeited	—	*	35.60	(0.1)		31.85
Outstanding as of March 31, 2017	3.1		$38.35	2.2		$35.48
*Less than 0.1

	Stock Options
(awards in millions)	Number of Awards(1)	Weighted Average Exercise Price
Outstanding as of January 1, 2017	3.3	$37.60
Granted	—	—
Exercised	—	—
Forfeited	(0.2)	37.60
Outstanding as of March 31, 2017	3.1	$37.60
Vested, not exercisable, as of March 31, 2017 (2)	0.8	$37.60
Vested, exercisable, as of March 31, 2017	—	—
(1) Vesting of stock options is contingent on satisfaction of specified performance conditions on or before December 31, 2018.
(2) Stock options are generally subject to a one year holding period after vesting before becoming exercisable.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2016	265.3		56.2	209.1
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation	2.7		0.2	2.5
Balance, December 31, 2016	268.0		73.4	194.6
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		6.4	(6.4)
Share-based compensation	1.9		0.2	1.7
Balance, March 31, 2017	269.9		80.0	189.9
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

On March 9, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $150.0 and received delivery of 3,986,647 shares during the second quarter of 2017.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. As of March 31, 2017, no warrants have been exercised.

8.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended March 31,
Earnings	2017		2016
Net income (loss) available to common shareholders:
Net income (loss)	$(142.4)		$192.3
Less: Net income (loss) attributable to noncontrolling interest	1.1		0.7
Net income (loss) available to common shareholders	$(143.5)		$191.6

Weighted average common shares outstanding
Basic	191.7		206.9
Dilutive Effects: (1)
RSU awards	—	(2)	1.6
PSU awards	—	(2)	0.6
Stock Options	—	(3)	—
Diluted	191.7		209.1

Net income (loss) available to common shareholders per common share
Basic	$(0.75)		$0.93
Diluted	(0.75)		0.92
(1) For the three months ended March 31, 2017 and 2016, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) For three months ended March 31, 2017, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 2.2 and 0.6 shares for stock compensation plans of RSU awards and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss in the period.
(3) For three months ended March 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the immaterial dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the weighted average unrecognized compensation costs' effect on assumed proceeds for the period presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	March 31,
	2017	2016
Fixed maturities, net of OTTI	$3,796.8	$4,446.6
Equity securities, available-for-sale	34.5	32.1
Derivatives	216.9	284.7
DAC/VOBA adjustment on available-for-sale securities	(1,175.9)	(1,438.9)
Premium deficiency reserve	—	—
Sales inducements and other intangibles adjustment on available-for-sale securities	(178.3)	(83.1)
Other	(30.7)	(31.0)
Unrealized capital gains (losses), before tax	2,663.3	3,210.4
Deferred income tax asset (liability)	(474.6)	(764.5)
Net unrealized capital gains (losses)	2,188.7	2,445.9
Pension and other postretirement benefits liability, net of tax	23.6	30.3
AOCI	$2,212.3	$2,476.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$328.2		$(114.4)	$213.8
Equity securities	2.1		(0.7)	1.4
Other	0.1		—	0.1
OTTI	11.0		(3.9)	7.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	44.8		(15.7)	29.1
DAC/VOBA	(93.4)	(1)	32.7	(60.7)
Premium deficiency reserve	53.7		(18.8)	34.9
Sales inducements	(9.5)		3.3	(6.2)
Change in unrealized gains/losses on available-for-sale securities	337.0		(117.5)	219.5

Derivatives:
Derivatives	(34.7)	(2)	12.1	(22.6)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6.2)		2.2	(4.0)
Change in unrealized gains/losses on derivatives	(40.9)		14.3	(26.6)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Accumulated other comprehensive income (loss)	$292.6		$(102.0)	$190.6
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,266.2		$(790.1)	$1,476.1
Equity securities	0.9		(0.3)	0.6
Other	0.1		—	0.1
OTTI	3.1		(1.1)	2.0
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	54.7		(19.1)	35.6
DAC/VOBA	(674.2)	(1)	236.0	(438.2)
Premium deficiency reserve	—		—	—
Sales inducements	(60.4)		21.1	(39.3)
Change in unrealized gains/losses on available-for-sale securities	1,590.4		(553.5)	1,036.9

Derivatives:
Derivatives	30.0	(2)	(10.5)	19.5
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(4.4)		1.5	(2.9)
Change in unrealized gains/losses on derivatives	25.6		(9.0)	16.6

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.4)		1.2	(2.2)
Change in pension and other postretirement benefits liability	(3.4)		1.2	(2.2)
Change in Accumulated other comprehensive income (loss)	$1,612.6		$(561.3)	$1,051.3
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

The Company's effective tax rate for the three months ended March 31, 2017 was 10.6%. The effective tax rate differed from the statutory rate of 35% primarily due to the effect of the relative dividends received deduction ("DRD").

The Company's effective tax rate for the three months ended March 31, 2016 was 20.3%. The effective tax rate differed from the statutory rate of 35% primarily due to the effect of the relative DRD.

Tax Regulatory Matters

During 2016, the Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2015. The audit settlements did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

expected that the examination of tax year 2016 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

11.    Financing Agreements

Short-term Debt

As of March 31, 2017, the Company has $735.5 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. As of December 31, 2016, the Company did not have any short-term borrowings outstanding.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of March 31, 2017 and December 31, 2016:

	Maturity	March 31, 2017	December 31, 2016
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$143.0	$142.9
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	185.8	185.8
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.6	13.6
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	93.7	93.7
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	360.8	360.7
2.9% Senior Notes, due 2018	02/15/2018	735.5	825.0
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738.3	738.2
5.7% Senior Notes, due 2043	07/15/2043	394.4	394.3
3.65% Senior Notes, due 2026	06/15/2026	494.7	494.2
4.8% Senior Notes, due 2046	06/15/2046	296.5	296.2
Subtotal		3,461.2	3,549.5
Less: Current portion of long-term debt		735.5	—
Total		$2,725.7	$3,549.5
(1) Guaranteed by ING Group.

Senior Notes

During the three months ended March 31, 2017, Voya Financial, Inc. repurchased $90.0 of the outstanding principal amount of 2.9% Senior Notes due February 15, 2018. In connection with this transaction, the Company incurred a loss on debt extinguishment of $1.1 for the three months ended March 31, 2017, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Aetna Notes

As of March 31, 2017, the outstanding principal amount of the Aetna Notes was $426.5, which is guaranteed by ING Group. During the three months ended March 31, 2017, the Company deposited $2.4 of collateral into a control account benefiting ING Group with a third-party collateral agent, thereby increasing the remaining collateral balance to $129.8. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

The Company has a senior unsecured credit facility, with a revolving credit sublimit of $750.0 and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

As of March 31, 2017, there were no amounts outstanding as revolving credit borrowings and $306.0 of LOCs outstanding under the senior unsecured credit facility.

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

As of March 31, 2017, the Company had off-balance sheet commitments to acquire mortgage loans of $655.1 and purchase limited partnerships and private placement investments of $1,626.8, of which $331.5 related to consolidated investment entities. As of December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $1,070.3 and purchase limited partnerships and private placement investments of $1,391.0, of which $310.7 related to consolidated investment entities.

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

	March 31, 2017	December 31, 2016
Fixed maturity collateral pledged to FHLB (1)	$291.1	$405.5
FHLB restricted stock(2)	28.6	32.7
Other fixed maturities-state deposits	201.4	207.9
Securities pledged(3)	2,187.3	2,157.1
Total restricted assets	$2,708.4	$2,803.2
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,420.9 and $1,403.8 as of March 31, 2017 and December 31, 2016, respectively. In addition, as of March 31, 2017 and December 31, 2016, the Company delivered securities as collateral of $766.4 and $753.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2017 and December 31, 2016, the Company had $200.1 and $300.0, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, assets with a market value of approximately $291.1 and $405.5, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.0.

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

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later adjustment based on subsequent fund performance. As of March 31, 2017, approximately $30.9 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

13.     Consolidated Investment Entities

In the normal course of business, the Company provides investment management services to, invests in and has transactions with, various types of investment entities which may be considered VIEs or VOEs. The Company evaluates its involvement with each entity to determine whether consolidation is required.

The Company holds variable interests in certain investment entities in the form of debt or equity investments, as well as the right to receive management fees, performance fees, and carried interest. The Company consolidates certain entities under the VIE guidance when it is determined that the Company is the primary beneficiary. Alternatively, certain entities are consolidated under the VOE guidance when control is obtained through voting rights.

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $611.3 and $587.4 as of March 31, 2017 and December 31, 2016, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. As of March 31, 2017 and December 31, 2016, the Company was the primary beneficiary of 7 and 6 CLOs, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership.  As of March 31, 2017 and December 31, 2016, the Company consolidated 13 funds, which were structured as partnerships.

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2017	December 31, 2016
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$232.6	$133.0
Corporate loans, at fair value using the fair value option	1,888.9	1,920.3
Limited partnerships/corporations, at fair value	1,770.4	1,770.3
Other assets	32.8	31.9
Total VIE assets	3,924.7	3,855.5
VOEs
Cash and cash equivalents	0.4	0.2
Corporate loans, at fair value using the fair value option	32.7	32.2
Limited partnerships/corporations, at fair value	180.8	166.0
Other assets	5.5	2.1
Total VOE assets	219.4	200.5
Total assets of consolidated investment entities	$4,144.1	$4,056.0

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$1,808.5	$1,967.2
Other liabilities	727.6	521.1
Total VIE liabilities	2,536.1	2,488.3
VOEs
Other liabilities	8.7	6.7
Total VOE liabilities	8.7	6.7
Total liabilities of consolidated investment entities	$2,544.8	$2,495.0

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

Investments held by consolidated private equity funds are measured and reported at fair value in the Company's Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in the Company's Condensed Consolidated Statements of Operations.

The methodology for measuring the fair value of financial assets and liabilities of consolidated investment entities, and the classification of these measurements in the fair value hierarchy is consistent with the methodology and classification applied by the Company to its investment portfolio.

As discussed in more detail below, the Company utilizes valuations obtained from third-party commercial pricing services, brokers and investment sponsors or third-party administrators that supply NAV (or its equivalent) per share used as a practical expedient. The valuations obtained from brokers and third-party commercial pricing services are non-binding. These valuations are reviewed on a monthly or quarterly basis depending on the entity and its underlying investments. Procedures include, but are not limited to, a review of underlying fund investor reports, review of top and worst performing funds requiring further scrutiny, review of variance from prior periods and review of variance from benchmarks, where applicable. In addition, the Company considers both macro and fund specific events that may impact the latest NAV supplied and determines if further adjustments of value should be made. Such changes, if any, are subject to senior management review.

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2017 and 2025, paying interest at LIBOR or PRIME plus a spread of up to 10.0%. As of March 31, 2017 and December 31, 2016, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $32.7 and $43.1, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2017 and December 31, 2016.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.2% for the more senior tranches to 6.6% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.0 years as of March 31, 2017. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of March 31, 2017 and December 31, 2016, the Level 3 assets and liabilities were immaterial.

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

As of March 31, 2017 and December 31, 2016, certain private equity funds maintained revolving lines of credit of $596.6 which renew annually and bear interest at LIBOR or EURIBOR plus 150 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. The private equity funds generally may borrow an amount that does not exceed the lesser of a certain percentage of the funds' undrawn commitments or a certain percentage of the funds' undrawn commitments plus 250% asset coverage from the invested assets of the funds as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, outstanding borrowings amount to $430.6 . The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$232.6	$—	$—	$—	$232.6
Corporate loans, at fair value using the fair value option	—	1,881.2	7.7	—	1,888.9
Limited partnerships/corporations, at fair value	—	—	—	1,770.4	1,770.4
VOEs
Cash and cash equivalents	0.4	—	—	—	0.4
Corporate loans, at fair value using the fair value option	—	32.7	—	—	32.7
Limited partnerships/corporations, at fair value	—	119.0	—	61.8	180.8
Total assets, at fair value	$233.0	$2,032.9	$7.7	$1,832.2	$4,105.8
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,808.5	$—	$—	$1,808.5
Total liabilities, at fair value	$—	$1,808.5	$—	$—	$1,808.5

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2017 and March 31, 2016, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company did not deconsolidate any investment entities during the three months ended March 31, 2017 and March 31, 2016.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2017 and December 31, 2016, the Company held $135.2 and $110.4 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	March 31, 2017		December 31, 2016
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$135.2	$135.2	$110.4	$110.4
Limited partnership/corporations	826.7	826.7	758.6	758.6

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents restructuring expense, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,	Cumulative Amounts Incurred to Date
	2017
Severance benefits	$10.2	$35.7
Other costs	2.0	10.3
Total restructuring expense	$12.2	$46.0

Total restructuring expense is reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of the Company's segments.

The following table presents the accrued liability associated with restructuring expenses as of March 31, 2017:

	2017
	Severance Benefits	Other Costs		Total
Accrued liability as of January 1, 2017	$21.5	$1.9		$23.4
Charged to expense	10.2	2.0		12.2
Payments	(4.4)	(2.8)		(7.2)
Accrued liability as of March 31, 2017	$27.3	$1.1	(1)	$28.4
(1)Represents services performed but not yet paid.

15.    Segments

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

•
Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of the Company's segments or may be related to infrequent events including capital or organizational restructurings including certain costs related to debt and equity offerings as well as stock and/or cash based deal contingent awards; expenses associated with the rebranding of Voya Financial, Inc.; severance and other third-party expenses associated with the 2016 Restructuring. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments. Additionally, with respect to restructuring, these costs represent changes in operations rather than investments in the future capabilities of the Company's operating businesses.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Retirement	$148.1	$103.7
Investment Management	49.3	22.7
Annuities	63.5	50.7
Individual Life	31.7	41.1
Employee Benefits	10.6	20.8
Corporate	(72.1)	(69.2)
Total operating earnings before income taxes	231.1	169.8

Adjustments:
Closed Block Variable Annuity	(387.1)	46.0
Net investment gains (losses) and related charges and adjustments	(26.3)	(60.4)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	41.5	93.5
Income (loss) related to businesses exited through reinsurance or divestment	(5.3)	1.6
Income (loss) attributable to noncontrolling interest	1.1	0.7
Loss related to early extinguishment of debt	(0.7)	(1.7)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	—
Other adjustments to operating earnings	(13.7)	(8.2)
Income (loss) before income taxes	$(159.4)	$241.3

Operating revenues is a measure of the Company's segment revenues. Each segment's Operating revenues are calculated by adjusting Total revenues to exclude the following items:

•
Net realized investment gains (losses) and related charges and adjustments, which are significantly influenced by economic and market conditions, including interest rates and credit spreads and are not indicative of normal operations. Net investment gains (losses) include gains (losses) on the sale of securities, impairments, changes in the fair value of investments using the FVO unrelated to the implied loan-backed security income recognition for certain mortgage-backed obligations and changes in the fair value of derivative instruments, excluding realized gains (losses) associated with swap settlements and accrued interest. These are net of related amortization of unearned revenue;

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

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Retirement	$625.2	$937.7
Investment Management	171.4	132.2
Annuities	301.4	303.0
Individual Life	630.0	624.0
Employee Benefits	446.2	399.7
Corporate	14.4	28.7
Total operating revenues	2,188.6	2,425.3

Adjustments:
Closed Block Variable Annuity	(56.1)	453.0
Net realized investment gains (losses) and related charges and adjustments	(39.1)	(107.7)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	46.4	130.1
Revenues related to businesses exited through reinsurance or divestment	20.4	58.5
Revenues attributable to noncontrolling interest	18.5	22.5
Other adjustments to operating revenues	34.7	27.6
Total revenues	$2,213.4	$3,009.3

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Investment Management intersegment revenues	$43.9	$40.0

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2017	December 31, 2016
Retirement	$105,816.2	$101,047.9
Investment Management	474.7	512.9
Annuities	25,963.3	25,793.4
Individual Life	27,031.3	26,850.7
Employee Benefits	2,587.6	2,548.8
Closed Block Variable Annuity	41,818.6	43,141.0
Corporate	9,801.9	10,872.5
Total assets, before consolidation (1)	213,493.6	210,767.2
Consolidation of investment entities	3,531.9	3,467.9
Total assets	$217,025.5	$214,235.1
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of March 31, 2017 and December 31, 2016, their results of operations, comprehensive income, and statement of cash flows for the three months ended March 31, 2017 and 2016.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,154.4	$(15.2)	$69,139.2
Fixed maturities, at fair value using the fair value option	—	—	3,678.9	—	3,678.9
Equity securities, available-for-sale, at fair value	101.8	—	195.8	—	297.6
Short-term investments	227.0	—	351.2	—	578.2
Mortgage loans on real estate, net of valuation allowance	—	—	12,385.8	—	12,385.8
Policy loans	—	—	1,934.9	—	1,934.9
Limited partnerships/corporations	—	—	826.7	—	826.7
Derivatives	53.8	—	1,357.3	(107.6)	1,303.5
Investments in subsidiaries	14,904.4	11,149.0	—	(26,053.4)	—
Other investments	—	0.5	42.8	—	43.3
Securities pledged	—	—	2,187.3	—	2,187.3
Total investments	15,287.0	11,149.5	92,115.1	(26,176.2)	92,375.4
Cash and cash equivalents	228.6	2.4	2,067.3	—	2,298.3
Short-term investments under securities loan agreements, including collateral delivered	10.7	—	795.7	—	806.4
Accrued investment income	—	—	928.6	—	928.6
Premium receivable and reinsurance recoverable	—	—	7,353.7	—	7,353.7
Deferred policy acquisition costs and Value of business acquired	—	—	4,793.7	—	4,793.7
Sales inducements to contract owners	—	—	237.0	—	237.0
Current income taxes	26.8	11.6	87.4	—	125.8
Deferred income taxes	544.8	38.7	1,472.2	—	2,055.7
Goodwill and other intangible assets	—	—	208.0	—	208.0
Loans to subsidiaries and affiliates	520.6	—	608.1	(1,128.7)	—
Due from subsidiaries and affiliates	4.8	0.1	5.0	(9.9)	—
Other assets	19.8	—	900.9	—	920.7
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,951.2	—	1,951.2
Cash and cash equivalents	—	—	233.0	—	233.0
Corporate loans, at fair value using the fair value option	—	—	1,921.6	—	1,921.6
Other assets	—	—	38.3	—	38.3
Assets held in separate accounts	—	—	100,778.1	—	100,778.1
Total assets	$16,643.1	$11,202.3	$216,494.9	$(27,314.8)	$217,025.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,108.6	$—	$21,108.6
Contract owner account balances	—	—	70,477.0	—	70,477.0
Payables under securities loan agreement, including collateral held	—	—	1,740.9	—	1,740.9
Short-term debt	1,343.6	208.2	312.4	(1,128.7)	735.5
Long-term debt	2,284.7	437.7	18.5	(15.2)	2,725.7
Funds held under reinsurance agreements	—	—	742.3	—	742.3
Derivatives	53.8	—	357.3	(107.6)	303.5
Pension and other postretirement provisions	—	—	656.0	—	656.0
Due to subsidiaries and affiliates	2.6	—	4.3	(6.9)	—
Other liabilities	68.0	5.4	1,265.0	(3.0)	1,335.4
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,808.5	—	1,808.5
Other liabilities	—	—	736.3	—	736.3
Liabilities related to separate accounts	—	—	100,778.1	—	100,778.1
Total liabilities	3,752.7	651.3	200,005.2	(1,261.4)	203,147.8
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	12,890.4	10,551.0	15,502.4	(26,053.4)	12,890.4
Noncontrolling interest	—	—	987.3	—	987.3
Total shareholders' equity	12,890.4	10,551.0	16,489.7	(26,053.4)	13,877.7
Total liabilities and shareholders' equity	$16,643.1	$11,202.3	$216,494.9	$(27,314.8)	$217,025.5

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$69,483.9	$(15.2)	$69,468.7
Fixed maturities, at fair value using the fair value option	—	—	3,712.3	—	3,712.3
Equity securities, available-for-sale, at fair value	93.1	—	181.1	—	274.2
Short-term investments	212.0	—	609.0	—	821.0
Mortgage loans on real estate, net of valuation allowance	—	—	11,725.2	—	11,725.2
Policy loans	—	—	1,961.5	—	1,961.5
Limited partnerships/corporations	—	—	758.6	—	758.6
Derivatives	56.1	—	1,768.5	(112.2)	1,712.4
Investments in subsidiaries	14,742.6	10,798.2	—	(25,540.8)	—
Other investments	—	0.5	46.9	—	47.4
Securities pledged	—	—	2,157.1	—	2,157.1
Total investments	15,103.8	10,798.7	92,404.1	(25,668.2)	92,638.4
Cash and cash equivalents	257.2	2.3	2,651.2	—	2,910.7
Short-term investments under securities loan agreements, including collateral delivered	10.7	—	777.7	—	788.4
Accrued investment income	—	—	891.2	—	891.2
Premium receivable and reinsurance recoverable	—	—	7,318.0	—	7,318.0
Deferred policy acquisition costs and Value of business acquired	—	—	4,887.5	—	4,887.5
Sales inducements to contract owners	—	—	242.8	—	242.8
Current income taxes	31.4	8.5	124.7	—	164.6
Deferred income taxes	526.7	37.3	1,525.8	—	2,089.8
Goodwill and other intangible assets	—	—	219.5	—	219.5
Loans to subsidiaries and affiliates	278.0	—	10.5	(288.5)	—
Due from subsidiaries and affiliates	2.8	0.5	2.0	(5.3)	—
Other assets	21.0	—	888.5	—	909.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,936.3	—	1,936.3
Cash and cash equivalents	—	—	133.2	—	133.2
Corporate loans, at fair value using the fair value option	—	—	1,952.5	—	1,952.5
Other assets	—	—	34.0	—	34.0
Assets held in separate accounts	—	—	97,118.7	—	97,118.7
Total assets	$16,231.6	$10,847.3	$213,118.2	$(25,962.0)	$214,235.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,447.2	$—	$21,447.2
Contract owner account balances	—	—	70,606.2	—	70,606.2
Payables under securities loan agreement, including collateral held	—	—	1,841.3	—	1,841.3
Short-term debt	10.5	211.2	66.8	(288.5)	—
Long-term debt	3,108.6	437.5	18.6	(15.2)	3,549.5
Funds held under reinsurance agreements	—	—	729.1	—	729.1
Derivatives	56.1	—	526.8	(112.2)	470.7
Pension and other postretirement provisions	—	—	674.3	—	674.3
Due to subsidiaries and affiliates	0.1	—	3.1	(3.2)	—
Other liabilities	62.4	12.8	1,262.9	(2.1)	1,336.0
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,967.2	—	1,967.2
Other liabilities	—	—	527.8	—	527.8
Liabilities related to separate accounts	—	—	97,118.7	—	97,118.7
Total liabilities	3,237.7	661.5	196,790.0	(421.2)	200,268.0
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	12,993.9	10,185.8	15,355.0	(25,540.8)	12,993.9
Noncontrolling interest	—	—	973.2	—	973.2
Total shareholders' equity	12,993.9	10,185.8	16,328.2	(25,540.8)	13,967.1
Total liabilities and shareholders' equity	$16,231.6	$10,847.3	$213,118.2	$(25,962.0)	$214,235.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$8.9	$—	$1,150.2	$(3.6)	$1,155.5
Fee income	—	—	850.8	—	850.8
Premiums	—	—	591.6	—	591.6
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(2.3)	—	(2.3)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.7	—	0.7
Net other-than-temporary impairments recognized in earnings	—	—	(3.0)	—	(3.0)
Other net realized capital gains (losses)	—	—	(502.6)	—	(502.6)
Total net realized capital gains (losses)	—	—	(505.6)	—	(505.6)
Other revenue	—	—	93.8	—	93.8
Income (loss) related to consolidated investment entities:
Net investment income	—	—	27.3	—	27.3
Total revenues	8.9	—	2,208.1	(3.6)	2,213.4
Benefits and expenses:
Policyholder benefits	—	—	968.0	—	968.0
Interest credited to contract owner account balances	—	—	510.0	—	510.0
Operating expenses	2.3	0.1	736.4	—	738.8
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	92.7	—	92.7
Interest expense	38.6	9.6	1.3	(3.6)	45.9
Operating expenses related to consolidated investment entities:
Interest expense	—	—	16.9	—	16.9
Other expense	—	—	0.5	—	0.5
Total benefits and expenses	40.9	9.7	2,325.8	(3.6)	2,372.8
Income (loss) before income taxes	(32.0)	(9.7)	(117.7)	—	(159.4)
Income tax expense (benefit)	(11.5)	(4.1)	(41.2)	39.8	(17.0)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(20.5)	(5.6)	(76.5)	(39.8)	(142.4)
Equity in earnings (losses) of subsidiaries, net of tax	(123.0)	226.0	—	(103.0)	—
Net income (loss) including noncontrolling interest	(143.5)	220.4	(76.5)	(142.8)	(142.4)
Less: Net income (loss) attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(143.5)	$220.4	$(77.6)	$(142.8)	$(143.5)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(143.5)	$220.4	$(76.5)	$(142.8)	$(142.4)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	285.1	183.7	285.2	(468.9)	285.1
Other-than-temporary impairments	11.0	9.0	11.0	(20.0)	11.0
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	292.6	191.9	292.7	(484.6)	292.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	102.0	66.8	141.8	(208.6)	102.0
Other comprehensive income (loss), after tax	190.6	125.1	150.9	(276.0)	190.6
Comprehensive income (loss)	47.1	345.5	74.4	(418.8)	48.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	1.1	—	1.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$47.1	$345.5	$73.3	$(418.8)	$47.1

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$191.6	$30.9	$222.5	$(252.7)	$192.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,612.9	1,109.4	1,613.0	(2,722.4)	1,612.9
Other-than-temporary impairments	3.1	2.3	3.0	(5.3)	3.1
Pension and other postretirement benefits liability	(3.4)	(0.8)	(3.4)	4.2	(3.4)
Other comprehensive income (loss), before tax	1,612.6	1,110.9	1,612.6	(2,723.5)	1,612.6
Income tax expense (benefit) related to items of other comprehensive income (loss)	561.3	385.7	561.3	(947.0)	561.3
Other comprehensive income (loss), after tax	1,051.3	725.2	1,051.3	(1,776.5)	1,051.3
Comprehensive income (loss)	1,242.9	756.1	1,273.8	(2,029.2)	1,243.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$1,242.9	$756.1	$1,273.1	$(2,029.2)	$1,242.9

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(27.6)	$3.1	$(5.3)	$(20.0)	$(49.8)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	4,022.6	—	4,022.6
Equity securities, available-for-sale	8.8	—	1.8	—	10.6
Mortgage loans on real estate	—	—	391.0	—	391.0
Limited partnerships/corporations	—	—	49.4	—	49.4
Acquisition of:
Fixed maturities	—	—	(3,257.7)	—	(3,257.7)
Equity securities, available-for-sale	(11.7)	—	(12.5)	—	(24.2)
Mortgage loans on real estate	—	—	(1,051.6)	—	(1,051.6)
Limited partnerships/corporations	—	—	(103.0)	—	(103.0)
Short-term investments, net	(15.0)	—	257.7	—	242.7
Policy loans, net	—	—	26.6	—	26.6
Derivatives, net	—	—	(218.5)	—	(218.5)
Other investments, net	—	—	4.3	—	4.3
Sales from consolidated investments entities	—	—	612.8	—	612.8
Purchases within consolidated investment entities	—	—	(383.7)	—	(383.7)
Net maturity of short-term intercompany loans	(242.7)	—	(597.6)	840.3	—
Capital contributions to subsidiaries	(50.0)	—	—	50.0	—
Collateral received (delivered), net	—	—	(120.1)	—	(120.1)
Purchases of fixed assets, net	—	—	(10.4)	—	(10.4)
Net cash provided by (used in) investing activities	(310.6)	—	(388.9)	890.3	190.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,764.8	—	1,764.8
Maturities and withdrawals from investment contracts	—	—	(2,100.5)	—	(2,100.5)
Repayment of debt with maturities of more than three months	(90.0)	—	—	—	(90.0)
Net (repayments of) proceeds from short-term intercompany loans	597.6	(3.0)	245.7	(840.3)	—
Return of capital contributions and dividends to parent	—	—	(20.0)	20.0	—
Contributions of capital from parent	—	—	50.0	(50.0)	—
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	(129.7)	—	(129.7)
Proceeds from issuance of common stock, net	1.3	—	—	—	1.3
Share-based compensation	(7.1)	—	—	—	(7.1)
Common stock acquired - Share repurchase	(190.3)	—	—	—	(190.3)
Dividends paid	(1.9)	—	—	—	(1.9)
Net cash provided by (used in) financing activities	309.6	(3.0)	(189.7)	(870.3)	(753.4)
Net (decrease) increase in cash and cash equivalents	(28.6)	0.1	(583.9)	—	(612.4)
Cash and cash equivalents, beginning of period	257.2	2.3	2,651.2	—	2,910.7
Cash and cash equivalents, end of period	$228.6	$2.4	$2,067.3	$—	$2,298.3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(126.3)	$12.2	$805.8	$(35.0)	$656.7

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	3,407.5	—	3,407.5
Equity securities, available-for-sale	3.6	—	70.2	—	73.8
Mortgage loans on real estate	—	—	263.1	—	263.1
Limited partnerships/corporations	—	—	65.0	—	65.0
Acquisition of:
Fixed maturities	—	—	(4,191.3)	—	(4,191.3)
Equity securities, available-for-sale	(9.8)	—	(20.4)	—	(30.2)
Mortgage loans on real estate	—	—	(881.5)	—	(881.5)
Limited partnerships/corporations	—	—	(72.2)	—	(72.2)
Short-term investments, net	—	—	136.6	—	136.6
Policy loans, net	—	—	(6.7)	—	(6.7)
Derivatives, net	—	—	(232.1)	—	(232.1)
Other investments, net	—	—	1.8	—	1.8
Sales from consolidated investments entities	—	—	211.4	—	211.4
Purchases within consolidated investment entities	—	—	(206.5)	—	(206.5)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(65.5)	—	(287.0)	352.5	—
Return of capital contributions from subsidiaries	35.0	—	—	(35.0)	—
Capital contributions to subsidiaries	(35.0)	—	—	35.0	—
Collateral received (delivered), net	—	—	546.2	—	546.2
Purchases of fixed assets, net	—	—	(18.2)	—	(18.2)
Net cash provided by (used in) investing activities	(71.4)	—	(1,214.1)	352.2	(933.3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,084.1	—	2,084.1
Maturities and withdrawals from investment contracts	—	—	(1,670.7)	—	(1,670.7)
Repayment of debt with maturities of more than three months	—	(4.8)	—	—	(4.8)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	287.0	11.4	54.1	(352.5)	—
Return of capital contributions and dividends to parent	—	(35.0)	(35.0)	70.0	—
Contributions of capital from parent	—	—	35.0	(35.0)	—
Repayments of borrowings of consolidated investment entities	—	—	(245.9)	—	(245.9)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	356.3	—	356.3
Share-based compensation	(6.2)	—	—	—	(6.2)
Common stock acquired - Share repurchase	(220.5)	—	—	—	(220.5)
Dividends paid	(2.0)	—	—	—	(2.0)
Net cash provided by (used in) financing activities	58.3	(28.4)	577.6	(317.2)	290.3
Net (decrease) increase in cash and cash equivalents	(139.4)	(16.2)	169.3	—	13.7
Cash and cash equivalents, beginning of period	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of period	$238.7	$2.2	$2,285.5	$—	$2,526.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2017 and 2016 and financial condition as of March 31, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

During the fourth quarter of 2016, we accelerated the run-off of a block of GICs and funding agreements through early termination of certain FHLB funding agreements. The remaining GIC and funding agreements supporting this block will mature or be terminated by the end of 2017.

Trends and Uncertainties

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we discuss a number of trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this MD&A, as part of our broader analysis of that area of our business. In addition, the following factors represent some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and financial performance in the future.

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

Interest Rate Environment

While interest rates moved higher after the U.S. presidential election, interest rates remain at levels that are low by historical standards. Despite the significant trend upward late in 2016, the overall yield curve moved only modestly higher over the year. The late upward shift masked a move sharply lower and flatter through the first half of the year resulting in the average annual rate being lower than that of 2015. The Federal Reserve ended 2016 with its second Fed Funds rate increase since the beginning of policy normalization and implemented its third Fed Funds rate increase in March 2017. The timing and impact of any further increases in the Federal Funds rate are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, continued development in labor markets, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates. Ultra-low yields throughout the developed world may serve as an anchor for U.S. Treasury rates.

The continued low interest rate environment has affected, and may continue to affect, the demand for our products in various ways. While interest rates remain low, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently attractive to customers and meet our economic targets. Our financial performance may be adversely affected by the current low interest rate environment, or by rapidly increasing rates.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $90.4 billion as of March 31, 2017, consists predominantly of fixed income investments and had an annualized average yield of approximately 4.9% in the first quarter of 2017. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2017 will earn an average yield in the range of 3.75% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on the impact of the interest rate environment, see Risk Factors - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of our Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q.

The Impact of our CBVA Segment on U.S. GAAP Earnings

We manage our CBVA segment to focus on protecting regulatory and rating agency capital through risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our CBVA segment tends to create earnings volatility in our U.S. GAAP financial statements. In particular, the amount of capital we have allocated to our CBVA segment for U.S. GAAP purposes includes certain intangible assets that are subject to periodic impairment testing and loss recognition, and U.S. GAAP reserves in our CBVA segment are in some cases based on assumptions that differ from those we use to determine statutory and rating agency capital. To the extent that macroeconomic conditions adversely deviate from our assumptions, or if market conditions or other developments require us to write-down these intangible assets or increase U.S. GAAP reserves, we may recognize U.S. GAAP losses in our CBVA segment. For additional information on our hedging program within the CBVA segment, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

Investment Management

•	In the fourth quarters, performance fees are typically higher due to certain performance fees being associated with calendar-year performance against established benchmarks and hurdle rates.

Individual Life

•	The fourth quarters tend to have the highest levels of universal life insurance sales. This seasonal pattern is typical for the industry.

•	The first and fourth quarters tend to have the highest levels of net underwriting income.

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

For the three months ended March 31, 2017, these initiatives resulted in restructuring expenses of $12.2 million, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of our segments.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Revenues:
Net investment income	$1,155.5	$1,094.1
Fee income	850.8	825.8
Premiums	591.6	966.8
Net realized capital gains (losses)	(505.6)	10.7
Other revenue	93.8	82.8
Income (loss) related to consolidated investment entities:
Net investment income	27.3	29.1
Total revenues	2,213.4	3,009.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,478.0	1,875.7
Operating expenses	738.8	720.2
Net amortization of Deferred policy acquisition costs and Value of business acquired	92.7	102.5
Interest expense	45.9	47.7
Operating expenses related to consolidated investment entities:
Interest expense	16.9	21.0
Other expense	0.5	0.9
Total benefits and expenses	2,372.8	2,768.0
Income (loss) before income taxes	(159.4)	241.3
Income tax expense (benefit)	(17.0)	49.0
Net income (loss)	(142.4)	192.3
Less: Net income (loss) attributable to noncontrolling interest	1.1	0.7
Net income (loss) available to our common shareholders	$(143.5)	$191.6

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating expenses:
Commissions	$248.6	$245.0
General and administrative expenses:
Restructuring expenses	12.2	—
Strategic Investment Program	19.8	33.3
Other general and administrative expenses	550.5	541.5
Total general and administrative expenses	582.5	574.8
Total operating expenses, before DAC/VOBA deferrals	831.1	819.8
DAC/VOBA deferrals	(92.3)	(99.6)
Total operating expenses	$738.8	$720.2

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2017	2016
AUM and AUA:
Retirement	$335,750.9	$295,906.5
Investment Management	263,419.0	251,685.5
Annuities	28,140.2	27,181.7
Individual Life	15,340.7	15,236.0
Employee Benefits	1,801.7	1,783.8
Closed Block Variable Annuity	37,424.5	37,851.4
Eliminations/Other	(176,462.0)	(171,346.1)
Total AUM and AUA	$505,415.0	$458,298.8

AUM	294,256.1	274,019.8
AUA	211,158.9	184,279.0
Total AUM and AUA	$505,415.0	$458,298.8

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended March 31,
($ in millions)	2017	2016
Retirement	$148.1	$103.7
Investment Management	49.3	22.7
Annuities	63.5	50.7
Individual Life	31.7	41.1
Employee Benefits	10.6	20.8
Corporate	(72.1)	(69.2)
Total operating earnings before income taxes	231.1	169.8

Adjustments:
Closed Block Variable Annuity(1)	(387.1)	46.0
Net investment gains (losses) and related charges and adjustments(2)	(26.3)	(60.4)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments(2)	41.5	93.5
Income (loss) related to businesses exited through reinsurance or divestment(2)	(5.3)	1.6
Income (loss) attributable to noncontrolling interest(2)	1.1	0.7
Loss related to early extinguishment of debt(2)	(0.7)	(1.7)
Other adjustments to operating earnings(2)	(13.7)	(8.2)
Income (loss) before income taxes	$(159.4)	$241.3
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended March 31,
($ in millions)	2017	2016
Retirement	$625.2	$937.7
Investment Management	171.4	132.2
Annuities	301.4	303.0
Individual Life	630.0	624.0
Employee Benefits	446.2	399.7
Corporate	14.4	28.7
Total operating revenues	2,188.6	2,425.3

Adjustments:
Closed Block Variable Annuity(1)	(56.1)	453.0
Net realized investment gains (losses) and related charges and adjustments(2)	(39.1)	(107.7)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits(2)	46.4	130.1
Revenues related to businesses exited through reinsurance or divestment(2)	20.4	58.5
Revenues attributable to noncontrolling interest(2)	18.5	22.5
Other adjustments to operating revenues(2)	34.7	27.6
Total revenues	$2,213.4	$3,009.3
(1) Our CBVA segment is managed to focus on protecting regulatory and rating capital rather than achieving operating metrics and, therefore, its results of operations are not reflected within Operating earnings before income taxes.
(2) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.

The following tables describe the components of the reconciliation between Operating earnings before income taxes and Income (loss) before income taxes related to Net investment gains (losses) and related charges and adjustments and Net guaranteed benefits hedging gains (losses) and related charges and adjustments.

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Other-than-temporary impairments	$(3.0)	$(10.8)
CMO-B fair value adjustments(1)	(24.7)	(35.7)
Gains (losses) on the sale of securities	(41.4)	(51.3)
Other, including changes in the fair value of derivatives	23.4	6.8
Total investment gains (losses)	(45.7)	(91.0)
Net amortization of DAC/VOBA and other intangibles on above	12.8	44.3
Net investment gains (losses), including Closed Block Variable Annuity	(32.9)	(46.7)
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	(6.6)	13.7
Net investment gains (losses) and related charges and adjustments	$(26.3)	$(60.4)
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

	Three Months Ended March 31,
($ in millions)	2017	2016
Gain (loss), excluding nonperformance risk	$79.2	$48.8
Gain (loss) due to nonperformance risk	(27.7)	74.6
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	51.5	123.4
Net amortization of DAC/VOBA and sales inducements	(10.0)	(29.9)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$41.5	$93.5

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

	Three Months Ended March 31,
($ in millions)	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$12.5	$(0.4)
(1) DAC/VOBA and other intangibles unlocking is included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Terminology Definitions

Net realized capital gains (losses), net realized investment gains (losses) and related charges and adjustments, and Net guaranteed benefit hedging gains (losses) and related charges and adjustments include changes in the fair value of derivatives. Increases in the fair value of derivative assets or decreases in the fair value of derivative liabilities result in "gains." Decreases in the fair value of derivative assets or increases in the fair value of derivative liabilities result in "losses."

In addition, we have certain products that contain guarantees that are embedded derivatives related to guaranteed benefits and index-crediting features, while other products contain such guarantees that are considered derivatives (collectively "guaranteed benefit derivatives").

Consolidated - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Income (Loss)

Net investment income increased $61.4 million from $1,094.1 million to $1,155.5 million primarily due to:

•	higher alternative investment income driven by favorable equity market performance in the current period and the reversal in the prior period of previously accrued carried interest;

•	growth in general account assets in our Retirement segment;

•	higher income in our CBVA segment driven by higher general account assets; and

•	higher investment income on corporate assets, which is allocated to our segments.

The increase was partially offset by:

•	the impact of the continued low interest rate environment on reinvestment rates;

•	decline in the block size of GICs and funding agreements as a result of continued run-off.

Fee income increased $25.0 million from $825.8 million to $850.8 million primarily due to:

•	an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows; and

94

•
an increase in average AUM in our Investment Management segment, driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

Premiums decreased $375.2 million from $966.8 million to $591.6 million primarily due to:

•
lower sales for pension risk transfer contracts in our Retirement segment as this business was closed to new sales at the end of 2016, which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders; and

•	lower premiums from annuitization of life contingent contracts in the current period in our CBVA segment.

The decrease was partially offset by:

•	higher Premiums driven by growth of the business in our Employee Benefits segment.

Net realized capital gains (losses) decreased $516.3 million from a gain of $10.7 million to a loss of $505.6 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk; and

•	losses from market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

The decrease is partially offset by:

•
a net favorable result in our Variable Annuity Hedge Program and guaranteed benefit derivatives, excluding nonperformance risk (refer to our CBVA segment's results of operations for further description); and

•	improvements in Net realized investment losses as a result of lower impairments, CMO-B fair value adjustments and other changes in the fair value of derivatives.

Other revenue increased $11.0 million from $82.8 million to $93.8 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment; and

•	an increase in performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $397.7 million from $1,875.7 million to $1,478.0 million primarily due to:

•	the discontinuation of sales of pension risk transfer contracts in our Retirement Segment at the end of 2016, which corresponds to a decrease in Premiums;

•	net favorable changes in reserves in our CBVA segment as a result of equity market performance and fund returns as well as lower annuitization of life contingent contracts in the current period;

•
market value impacts and changes in the reinsurance deposit asset associated with business reinsured, which is partially offset by a corresponding amount recorded in Net realized capital gains (losses); and

•	a favorable reserve change due to the run-off of the term block in our Individual Life segment.

The decrease was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment;

•	unfavorable changes in net mortality driven by higher severity of term life claims in the current period; and

•	favorable universal life reserve developments in the prior period that did not reoccur in our Individual Life segment.

Operating expenses increased $18.6 million from $720.2 million to $738.8 million primarily due to:

•	higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period;

•	costs recorded in the current period related to our 2016 Restructuring; and

•	higher volume-related expenses associated with growth of the business in our Employee Benefits segment.

The increase was partially offset by:

•	decrease in costs associated with our Strategic Investment Program.

Net amortization of DAC/VOBA decreased $9.8 million from $102.5 million to $92.7 million primarily due to:

•	favorable DAC/VOBA and other intangibles unlocking in the current period as a result of improved equity markets.

Income (loss) before income taxes decreased $400.7 million from income of $241.3 million to a loss of $159.4 million primarily due to:

•	changes in the fair value of guaranteed benefit derivatives related to nonperformance risk;

•
a loss associated with an enhanced surrender value offer to repurchase certain variable annuity contracts (refer to Results of Operations - Segment by Segment - Closed Block Variable Annuity below for further description); and

•	lower Net guaranteed benefit hedging gains and related charges and adjustments, discussed below.

The decrease was partially offset by:

•
lower net losses related to incurred guaranteed benefits and our Variable Annuity Hedge Program, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance;

•	higher Operating earnings before income taxes, discussed below; and

•	higher Net investment losses and related charges and adjustments, discussed below.

Income tax expense (benefit) changed $66.0 million from an expense of $49.0 million to a benefit of $17.0 million primarily due to:

•	a decrease in income before income taxes.

The decrease was partially offset by:

•	changes in the effect of the relative dividends received deduction ("DRD").

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $61.3 million from $169.8 million to $231.1 million primarily due to:

•	higher alternative investment income driven by favorable equity market performance in the current period and the reversal in the prior period of previously accrued carried interest;

•	higher Fee income driven by market improvements and the cumulative impact of positive net flows;

•	higher premiums as a result of growth in the stop loss and voluntary business in our Employee Benefits segment; and

•	decrease in costs associated with our Strategic Investment Program.

The increase was partially offset by:

•	higher expenses, primarily due to higher volumes associated with growth of the business and higher earnings in our Investment Management segment;

•	the impact of the continued low interest rate environment on reinvestment rates;

•	unfavorable net mortality in our Individual Life segment; and

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity below.

Net investment losses and related charges and adjustments decreased $34.1 million from $60.4 million to $26.3 million primarily due to:

•	lower impairments in the current period;

•	favorable changes in CMO-B fair value adjustments; and

•	favorable changes in the fair value of derivatives.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $52.0 million from $93.5 million to $41.5 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk.

The decrease was partially offset by:

•	net improvement as a result of equity market performance.

Income (loss) related to businesses exited through reinsurance or divestment changed $6.9 million from income of $1.6 million to a loss of $5.3 million primarily due to:

•	unfavorable market value changes in assets and liabilities associated with business reinsured.

Loss related to early extinguishment of debt decreased $1.0 million in the current period primarily due to:

•
losses on early debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $5.5 million from $(8.2) million to $(13.7) million primarily due to:

•	costs recorded in the current period related to our 2016 Restructuring.

The loss was partially offset by:

•	lower rebranding costs in the current period.

Results of Operations - Segment by Segment

Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$426.8	$400.7
Fee income	178.2	165.1
Premiums(1)	(0.6)	354.6
Other revenue	20.8	17.3
Total operating revenues	625.2	937.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders(1)	232.1	576.6
Operating expenses	226.5	225.3
Net amortization of DAC/VOBA	18.5	32.1
Total operating benefits and expenses	477.1	834.0
Operating earnings before income taxes	$148.1	$103.7
(1) The year over year decrease is related to pension risk transfer contracts which are no longer offered in 2017.

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$13.4	$1.8
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2017	2016
Corporate markets	$53,162.5	$45,588.4
Tax-exempt markets	57,185.3	51,850.2
Total full service plans	110,347.8	97,438.6
Stable value(1) and pension risk transfer	12,535.6	11,639.3
Retail wealth management	3,559.4	3,349.3
Total AUM	126,442.8	112,427.2
AUA	209,308.1	183,479.3
Total AUM and AUA	$335,750.9	$295,906.5
(1) Consists of assets where we are the investment manager.

	As of March 31,
($ in millions)	2017	2016
General Account	$32,495.6	$30,502.9
Separate Account	63,567.2	56,484.3
Mutual Fund/Institutional Funds	30,380.0	25,440.0
AUA	209,308.1	183,479.3
Total AUM and AUA	$335,750.9	$295,906.5

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Balance as of beginning of period	$121,408.3	$110,807.1
Deposits	4,995.7	4,182.6
Surrenders, benefits and product charges	(4,385.5)	(3,100.3)
Net flows	610.2	1,082.3
Interest credited and investment performance	4,424.3	537.8
Balance as of end of period	$126,442.8	$112,427.2

Retirement - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes increased $44.4 million from $103.7 million to $148.1 million primarily due to:

•	growth in general account assets resulting from the cumulative impact of participants’ transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance;

•	higher allocated investment income on corporate assets;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees; and

•	higher favorable DAC/VOBA unlocking driven by separate account performance.

The increase was partially offset by:

•	lower investment yields, including the impact of the continued low interest rate environment.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$8.7	$(14.7)
Fee income	150.4	139.3
Other revenue	12.3	7.6
Total operating revenues	171.4	132.2
Operating benefits and expenses:
Operating expenses	122.1	109.5
Total operating benefits and expenses	122.1	109.5
Operating earnings before income taxes	$49.3	$22.7
Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2017	2016
Investment Management intersegment revenues	$43.9	$40.0

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2017	2016
AUM:
Institutional/retail
Investment Management sourced	$76,194.9	$69,472.4
Affiliate sourced(1)	54,636.0	54,204.6
General account	82,068.7	79,577.3
Total AUM	212,899.6	203,254.3
AUA:
Affiliate sourced(2)	50,519.4	48,431.2
Total AUM and AUA	$263,419.0	$251,685.5
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net Flows:
Investment Management sourced	$568.4	$517.3
Affiliate sourced	(1,721.7)	(704.8)
Total	$(1,153.3)	$(187.5)

Investment Management - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes increased $26.6 million from $22.7 million to $49.3 million primarily due to:

•
higher alternative investment income primarily driven by market performance and the reversal of previously accrued carried interest related to a sponsored private equity fund that experienced significant market value declines in the prior period;

•	higher Other revenue related to performance fees; and

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The increase is partially offset by:

•	higher compensation related expenses primarily associated with higher operating earnings.

Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$256.0	$255.1
Fee income	18.3	15.8
Premiums	22.4	27.8
Other revenue	4.7	4.3
Total operating revenues	301.4	303.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	160.3	175.9
Operating expenses	47.7	40.5
Net amortization of DAC/VOBA	29.9	35.9
Total operating benefits and expenses	237.9	252.3
Operating earnings before income taxes	$63.5	$50.7

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$7.5	$8.0
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM for our Annuities segment as of the dates indicated:

	As of March 31,
($ in millions)	2017	2016
AUM by Product Group:
Annual Reset Annuities ("AR")	$3,208.2	$3,350.4
Multi-Year Guaranteed Annuities ("MYGA")	1,664.7	1,913.7
Fixed Indexed Annuities ("FIA")	14,603.7	14,081.0
SPIA & Payout	2,818.0	2,825.7
Investment-only products(1)	5,440.6	4,620.1
Other annuities	405.0	390.8
Total AUM	$28,140.2	$27,181.7
(1) Includes mutual funds and certain separate accounts.

	As of March 31,
($ in millions)	2017	2016
AUM by Fund Group:
General account	$21,991.1	$21,873.3
Separate account	819.4	736.1
Mutual funds	5,329.7	4,572.3
Total AUM	$28,140.2	$27,181.7

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Balance as of beginning of period	$27,725.9	$27,035.8
Deposits	808.0	856.8
Surrenders, benefits and product charges	(853.4)	(806.5)
Net flows	(45.4)	50.3
Interest credited and investment performance	459.7	95.6
Balance as of end of period	$28,140.2	$27,181.7

Annuities - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes increased $12.8 million from $50.7 million to $63.5 million primarily due to:

•	the shift in the mix of business from AR/MYGAs to FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs;

•	favorable changes in DAC/VOBA amortization due to lower amortization rates on FIA products;

•	higher Fee income primarily driven by the impact of growth in assets of investment-only products;

•	higher alternative investment income driven by market performance; and

•	higher allocated investment income on corporate assets.

The increase was partially offset by:

•	an increase in Operating expenses due to the update to our expense allocation methodology in the current period;

•	lower investment income due to lower AR/MYGA general account assets resulting from the continued product run-off; and

•	the impact of the continued low interest rate environment on reinvestment rates.

Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$211.2	$207.9
Fee income	303.0	297.2
Premiums	110.7	114.5
Other revenue	5.1	4.4
Total operating revenues	630.0	624.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	475.4	458.8
Operating expenses	78.4	85.6
Net amortization of DAC/VOBA	44.5	38.5
Total operating benefits and expenses	598.3	582.9
Operating earnings before income taxes	$31.7	$41.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(7.9)	$(7.9)
(1)See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents the impact of DAC/VOBA and other intangibles unlocking by line item for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net amortization of DAC/VOBA	$(4.6)	$(4.5)
Fee income	(3.1)	0.4
Interest credited and other benefits to contract owners/policyholders	(0.2)	(3.8)
DAC/VOBA and other intangibles unlocking	$(7.9)	$(7.9)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Sales by Product Line:
Universal life:
Indexed	$20.7	$17.3
Guaranteed	0.1	0.1
Accumulation	1.1	1.8
Total universal life	21.9	19.2
Variable life	1.2	0.8
Term	1.9	3.5
Total sales by product line	$25.0	$23.5

Total gross premiums	$447.3	$439.6
End of period:
In-force face amount	$343,004.1	$357,672.7
In-force policy count	874,587	920,301
New business policy count (paid)	3,045	4,251

Individual Life - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes decreased $9.4 million from $41.1 million to $31.7 million primarily due to:

•	lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by higher severity of term life claims in the current period;

•	favorable universal life reserve developments in the prior period that did not reoccur;

•	the impact of the continued low interest rate environment on reinvestment rates; and

•	a decrease in Premiums due to run-off of the term block.

The decrease was partially offset by:

•	favorable reserve change due to the run-off of the term block;

•	higher alternative investment income driven by equity market improvements; and

•	lower Operating expenses primarily due to reinsurance transactions and expense management efforts.

Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$26.5	$25.4
Fee income	15.9	15.8
Premiums	405.1	359.5
Other revenue	(1.3)	(1.0)
Total operating revenues	446.2	399.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	342.5	293.5
Operating expenses	90.1	79.7
Net amortization of DAC/VOBA	3.0	5.7
Total operating benefits and expenses	435.6	378.9
Operating earnings before income taxes	$10.6	$20.8

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(0.5)	$(2.3)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Sales by Product Line:
Group life	$29.8	$42.9
Group stop loss	248.0	172.3
Other group products	17.0	21.9
Total group products	294.8	237.1
Voluntary products	45.6	29.9
Total sales by product line	$340.4	$267.0

Total gross premiums and deposits	$458.0	$410.1
Total annualized in-force premiums	1,887.9	1,706.3

Loss Ratios:
Group life (interest adjusted)	83.2%	84.5%
Group stop loss	81.0%	75.3%

Employee Benefits - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes decreased $10.2 million from $20.8 million to $10.6 million primarily due to:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume-related expenses associated with growth of the stop loss and voluntary business.

The decrease was partially offset by:

•	higher premiums driven by growth of the stop loss and voluntary business.

Corporate

The following table presents Operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$13.4	$26.1
Fee income	0.1	—
Premiums	1.3	1.7
Other revenue	(0.4)	0.9
Total operating revenues	14.4	28.7
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.3	1.6
Operating expenses	32.6	49.6
Interest expense	46.6	46.7
Total operating benefits and expenses	86.5	97.9
Operating earnings before income taxes	$(72.1)	$(69.2)

The following table presents information about our Operating expenses of Corporate segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Strategic Investment Program	$19.8	$33.3
Amortization of intangibles	8.2	9.1
Other	4.6	7.2
Total Operating expenses	$32.6	$49.6

Corporate - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating earnings before income taxes decreased $2.9 million from a loss of $69.2 million to a loss of $72.1 million primarily due to:

•	losses in run-off blocks due to a decline in the block size of GICs and funding agreements, including disposition of higher yielding assets resulting in lower investment spread.

The decrease was partially offset by the following:

•	lower costs associated with our Strategic Investment Program.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Revenues:
Net investment income	$79.4	$67.6
Fee income	238.8	245.6
Premiums	51.2	107.2
Net realized capital gains (losses)	(426.5)	31.0
Other revenue	1.0	1.6
Total revenues	(56.1)	453.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	237.9	296.8
Operating expenses and interest expense	95.1	98.6
Net amortization of DAC/VOBA	(2.0)	11.6
Total benefits and expenses	331.0	407.0
Income (loss) before income taxes	$(387.1)	$46.0

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net gains (losses) related to incurred guaranteed benefits and Variable Annuity Hedge Program, excluding nonperformance risk	$(454.3)	$(583.8)
Gain (loss) due to nonperformance risk	(133.7)	421.2
Net investment gains (losses) and related charges and adjustments	(6.6)	13.7
DAC/VOBA and other intangibles unlocking	13.3	(0.5)

The following table presents AUM for our CBVA segment as of the dates indicated:

	As of March 31,
($ in millions)	2017	2016
AUM:
General account	$5,481.9	$3,642.0
Separate account	31,942.6	34,209.4
Total AUM	$37,424.5	$37,851.4

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Balance as of beginning of period	$32,962.4	$35,575.8
Deposits	20.5	28.1
Surrenders, benefits and product charges (2)	(2,051.6)	(885.3)
Net flows	(2,031.1)	(857.2)
Interest credited and investment performance	1,432.2	(70.7)
Balance as of end of period	$32,363.5	$34,647.9

End of period contracts in payout status	$5,061.0	$3,203.5
Total balance as of end of period(1)	$37,424.5	$37,851.4
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.
(2) Includes surrenders associated with the enhanced surrender offer in Q1 2017.

Closed Block Variable Annuity - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Income (loss) before income taxes decreased $433.1 million from a gain of $46.0 million to a loss of $387.1 million primarily due to:

•
an unfavorable variance related to changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which declined to a loss in the current period from a gain in the prior period;

•
a loss associated with an enhanced surrender value offer conducted during the current period, which is included in the tables above as a component of Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, excluding nonperformance risk. This voluntary offer provided an enhancement to the surrender value of certain variable annuity contracts with an income benefit rider, while reducing the risk associated with the block and having a modest impact on regulatory and rating agency capital as statutory reserves released are higher than U.S. GAAP reserves released; and

•	an unfavorable change in Net investment gains (losses) primarily due to losses on sales of securities in the current period compared to gains on sales of securities in the prior period.

The decrease was partially offset by:

•
lower Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance. The net losses were partially offset by the impact of the enhanced surrender value offer, described above.

•	favorable DAC/VOBA and other intangibles unlocking in the current period as a result of improved equity markets; and

•	higher Net investment income partially offset by higher reserves as a result of increased volumes.

Closed Block Variable Annuity - Regulatory and rating agencies Capital Management

Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. As of March 31, 2017, our estimated assets available to support the guarantees in the variable annuity block were $4.1 billion on a Statutory book value basis, which included $3.6 billion of assets backing our regulatory reserves associated with these guarantees. Rating agency capital is based on a Conditional Tail Expectation (“CTE”), which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s (“S&P”) model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. As of March 31, 2017, we held rating agency capital that was sufficient at the S&P CTE95 standard.

For further information about our sensitivities to interest rates and equity market risks, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

The following table presents the investment income for the three months ended March 31, 2017 and 2016, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Retirement:
Alternative investment income	$15.3	$(7.9)
Average alternative investment	493.6	417.2
Investment Management:
Alternative investment income	8.7	(14.7)
Average alternative investment	209.2	185.5
Annuities:
Alternative investment income	7.9	(4.9)
Average alternative investment	283.5	259.6
Individual Life:
Alternative investment income	5.0	(2.7)
Average alternative investment	220.4	181.3
Employee Benefits:
Alternative investment income	1.5	(0.8)
Average alternative investment	46.4	41.1
Corporate:
Alternative investment income	—	(0.1)
Average alternative investment	1.6	8.3
Total Voya Financial, Inc.:(1)
Alternative investment income	38.4	(31.1)
Average alternative investment	$1,254.7	$1,093.0
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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three months ended March 31, 2017 and 2016.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Retirement	$13.4	$1.8
Annuities	7.5	8.0
Individual Life	(7.9)	(7.9)
Employee Benefits	(0.5)	(2.3)
Total DAC/VOBA and other intangibles unlocking(1)	$12.5	$(0.4)
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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended March 31,
($ in millions)	2017	2016
CBVA	$13.3	$(0.5)
All other segments	10.7	28.5
Total DAC/VOBA and other intangibles unlocking	$24.0	$28.0

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

Consolidated Sources and Uses of Liquidity and Capital

Our principal available sources of liquidity are product charges, investment income, proceeds from the maturity and sale of investments, proceeds from debt issuance and borrowing facilities, repurchase agreements, contract deposits, securities lending and funding agreements. Primary uses of these funds are payments of policyholder benefits commissions and operating expenses, interest credits, share repurchases, investment purchases and contract maturities, withdrawals and surrenders.

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2017	2016
Beginning cash and cash equivalents balance	$257.2	$378.1
Sources:
Proceeds from loans from subsidiaries, net of repayments	597.6	287.0
Dividends and returns of capital from subsidiaries	—	35.0
Amounts received from subsidiaries under tax sharing agreements, net	5.0	—
Refund of income taxes, net	3.2	—
Total sources	605.8	322.0
Uses:
Repurchase of Senior Notes	90.0	—
Premium paid and other fees related to debt extinguishment	0.9	—
Payment of interest expense	34.5	49.7
Capital provided to subsidiaries	50.0	35.0
New issuances of loans to subsidiaries, net of repayments	242.7	65.2
Amounts paid to subsidiaries under tax sharing agreements, net	—	5.1
Payment of income taxes, net	—	67.2
Common stock acquired - Share repurchase	190.3	220.5
Share-based compensation	7.1	6.2
Dividends paid	1.9	2.0
Acquisition of short-term investments	15.0	—
Other, net	2.0	10.5
Total uses	634.4	461.4
Net decrease in cash and cash equivalents	(28.6)	(139.4)
Ending cash and cash equivalents balance	$228.6	$238.7

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

During the three months ended March 31, 2017, we repurchased 1,179,436 shares of our common stock in open market repurchases for an aggregate purchase price of $47.3 million and 5,216,025 shares of our common shares under discounted share repurchase agreements with third-party financial institutions for an aggregate purchase price of $200.0 million. In addition, on March 9, 2017, we entered into a further share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $150.0 million during the first quarter of 2017, and received delivery of 3,986,647 during the second quarter of 2017.

Including the effect of the share repurchase agreement that was completed during the second quarter, these repurchases reduced the remaining amount of our share repurchase authorization to $436.0 million as of March 31, 2017.

The following table summarizes our return of capital to common shareholders:

	Three Months Ended March 31,
($ in millions)	2017		2016
Dividends to shareholders	$1.9		$2.0
Repurchase of common shares	247.3	(1)	220.3
Total cash returned to shareholders	$249.2		$222.3
(1) Amount excludes the $150 million share repurchase arrangement.

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

As of March 31, 2017, we have $735.5 million short-term debt borrowings outstanding consisting entirely of current portion of long-term debt. The following table summarizes our borrowing activities for the three months ended March 31, 2017:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,544.6	$—	$(90.0)	$1.7	$3,456.3
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,549.5	—	(90.0)	1.7	3,461.2
Less: Current portion of long-term debt	—	—	—	735.5	735.5
Total long-term debt	$3,549.5	$—	$(90.0)	$(733.8)	$2,725.7

As of March 31, 2017, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of March 31, 2017, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2,300.2 million. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the three months ended March 31, 2017, Voya Financial, Inc. repurchased $90.0 million of the outstanding principal amount of 2.9% Senior Notes due February 15, 2018. In connection with this transaction, we incurred a loss on debt extinguishment of $1.1 million for the three months ended March 31, 2017, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

Junior Subordinated Notes. As of March 31, 2017, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of March 31, 2017, the outstanding principal amount of the Aetna Notes was $426.5 million, which is guaranteed by ING Group. During the three months ended March 31, 2017, we deposited $2.4 million of collateral into a control account benefiting ING Group with a third-party collateral agent, thereby increasing the remaining collateral balance to $129.8 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

We have a senior unsecured credit facility, with a revolving credit sublimit of $750.0 million and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

As of March 31, 2017, there were no amounts outstanding as revolving credit borrowings and $306.0 million of LOCs outstanding under the senior unsecured credit facility.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Roaring River II, Inc. ("RRII"), one of our Arizona captives, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. With respect to the CBVA segment liabilities, as of March 31, 2017, there were no LOC requirements or LOCs issued, as the statutory reserves were fully supported by assets in trust.

In addition to the $3.0 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $57.2 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.0 billion of credit facilities were utilized as of March 31, 2017. As of March 31, 2017, the capacity of our unsecured and uncommitted credit facilities totaled $495.8 million and the capacity of our unsecured and committed credit facilities totaled $5.2 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of March 31, 2017:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.		Unsecured	Committed	05/06/2021	$2,250.0	$306.0	$1,944.0
	Individual Life					295.3
	Other					10.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	168.0	7.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	60.6	60.6	—
Voya Financial, Inc./SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	0.8	0.8	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc./ Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425.0	283.3	141.7
Voya Financial, Inc./ Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	278.0	287.0
Voya Financial, Inc./SLDI	Individual Life/Other	Unsecured	Uncommitted	04/20/2018	300.0	300.0	—
Voya Financial, Inc./SLDI	Individual Life	Unsecured	Committed	12/15/2017	600.0	600.0	—
Voya Financial, Inc.	Individual Life	Unsecured	Committed	12/09/2021	195.0	195.0	—
Voya Financial, Inc.	Hannover Re	Unsecured	Uncommitted	01/20/2022	195.0	168.0	—
Total					$5,946.4	$3,030.4	$2,879.7

Total fees associated with credit facilities were $12.2 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively.

Effective January 20, 2017, Voya Financial, Inc. and Voya Holdings entered into a $195.0 million letter of credit facility agreement with a third party bank used to provide letters of credit associated with reinsurance treaties.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of March 31, 2017. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	05/06/2021	$295.3	$295.3
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	283.3
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	278.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	04/20/2018	255.0	255.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX	12/15/2017	600.0	600.0
Voya Financial, Inc.	LOC Facility	XXX	12/09/2021	195.0	195.0
Total				$3,005.3	$2,576.6

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $4.2 billion during the period 2020 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$168.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—
Total				$675.0	$168.0

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$60.6	$60.6
Voya Financial, Inc.	LOC Facility	XXX/AG38	01/20/2022	195.0	168.0
Total				$255.6	$228.6

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of March 31, 2017, such facilities provided for up to $2.6 billion of capacity, of which $1.6 billion was utilized.

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

Effective January 20, 2017, Voya Holdings entered into a $195.0 million letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of Voya Financial, Inc. as borrower.

We did not recognize any asset or liability as of March 31, 2017 in relation to intercompany indemnifications and support agreements. As of March 31, 2017, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2017, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2017, Voya Financial, Inc. had $608.1 million outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $520.6 million to its subsidiaries as of March 31, 2017.

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

Additionally, ratings of the Aetna Notes, which are guaranteed by ING Group are influenced by ING Group’s ratings. A change in the credit ratings of ING Group could result in a change in the ratings of these securities.

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
* "NR" indicates not rated.
(1) $363.2 million, $737.0 million, $400.0 million, $500.0 million and $300.0 million of our Senior Notes.
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

There were no ratings actions, affirmations or outlook changes by S&P, Fitch, Moody’s or A.M. Best from December 31, 2016 through March 31, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of March 31, 2017, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of March 31, 2017, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2017 and December 31, 2016, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $24.1 million and $24.8 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. Our principal insurance subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2017. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our principal insurance subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval which can be granted or withheld at the discretion of the regulator.

SLDI and RRII may not declare or pay dividends other than in accordance with their respective annual capital and dividend plans as approved by the Arizona Department of Insurance, which each include a minimum capital requirement.

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies.

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On May 3, 2017 Voya Financial, Inc.'s principal insurance subsidiary domiciled in Connecticut declared an ordinary dividend in the amount of $261.0 million, payable on or after May 24, 2017.

Additionally, Voya Financial, Inc.’s principal insurance subsidiaries domiciled in Colorado, Connecticut and Iowa are planning to pay ordinary dividends in the aggregate amount of $355.0 million, with $73.0 million of ordinary dividends to be paid by our Colorado insurance subsidiary on or after August 2, 2017, $278.0 million of ordinary dividends to be paid by our Iowa insurance subsidiary on or after June 28, 2017 and $4.0 million of ordinary dividends to be paid by our Connecticut insurance subsidiary on or after December 28, 2017.

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Consolidated Balance Sheets. As of March 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $750.5 million. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $911.7 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, for changes in commitments related to securities, mortgage loans, or money market instruments, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2017, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7 of our Annual Report on Form 10-K, except for the estimated loss recognition. As of March 31, 2017, a change to the long-term interest rate assumption of -50 basis points would result in loss recognition of approximately up to $100 million. The improvement from December 31, 2016 is due to positive equity returns, which have increased the sufficiency of DAC/VOBA and other intangibles in the CBVA segment.

Income Taxes

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

Our effective tax rate for the three months ended March 31, 2017 was 10.6%. The effective tax rate differed from the statutory rate of 35% primarily due to the effect of the relative dividends received deduction ("DRD").

Our effective tax rate for the three months ended March 31, 2016 was 20.3%. The effective tax rate differed from the statutory rate of 35% primarily due to the effect of the relative DRD.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$69,139.2	74.8%	$69,468.7	75.0%
Fixed maturities, at fair value using the fair value option	3,678.9	4.0%	3,712.3	4.0%
Equity securities, available-for-sale	297.6	0.3%	274.2	0.3%
Short-term investments(1)	578.2	0.6%	821.0	0.9%
Mortgage loans on real estate	12,385.8	13.4%	11,725.2	12.7%
Policy loans	1,934.9	2.1%	1,961.5	2.1%
Limited partnerships/corporations	826.7	0.9%	758.6	0.8%
Derivatives	1,303.5	1.4%	1,712.4	1.8%
Other investments	43.3	0.1%	47.4	0.1%
Securities pledged	2,187.3	2.4%	2,157.1	2.3%
Total investments	$92,375.4	100.0%	$92,638.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	March 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,154.0	4.4%	$3,611.5	4.8%
U.S. Government agencies and authorities	253.6	0.4%	301.8	0.4%
State, municipalities and political subdivisions	2,298.9	3.2%	2,294.1	3.1%
U.S. corporate public securities	31,367.7	44.1%	33,426.4	44.6%
U.S. corporate private securities	7,912.0	11.1%	8,062.2	10.8%
Foreign corporate public securities and foreign governments(1)	7,868.6	11.1%	8,265.0	11.0%
Foreign corporate private securities(1)	7,546.4	10.6%	7,832.7	10.4%
Residential mortgage-backed securities	6,245.5	8.8%	6,636.7	8.8%
Commercial mortgage-backed securities	3,070.2	4.3%	3,105.7	4.1%
Other asset-backed securities	1,428.4	2.0%	1,469.3	2.0%
Total fixed maturities, including securities pledged	$71,145.3	100.0%	$75,005.4	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,452.0	4.8%	$3,890.3	5.2%
U.S. Government agencies and authorities	253.9	0.3%	298.0	0.4%
State, municipalities and political subdivisions	2,153.9	3.0%	2,135.6	2.8%
U.S. corporate public securities	31,754.8	44.2%	33,691.7	44.7%
U.S. corporate private securities	7,724.9	10.8%	7,808.0	10.4%
Foreign corporate public securities and foreign governments(1)	7,796.6	10.9%	8,079.4	10.7%
Foreign corporate private securities(1)	7,557.1	10.5%	7,785.8	10.3%
Residential mortgage-backed securities	6,407.0	8.9%	6,814.8	9.0%
Commercial mortgage-backed securities	3,320.7	4.6%	3,358.9	4.5%
Other asset-backed securities	1,433.9	2.0%	1,475.6	2.0%
Total fixed maturities, including securities pledged	$71,854.8	100.0%	$75,338.1	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,611.5	$—	$—	$—	$—	$—	$3,611.5
U.S. Government agencies and authorities	301.8	—	—	—	—	—	301.8
State, municipalities and political subdivisions	2,140.4	151.7	0.8	—	0.1	1.1	2,294.1
U.S. corporate public securities	17,715.2	14,205.7	1,228.0	256.9	20.6	—	33,426.4
U.S. corporate private securities	3,879.4	3,753.7	263.3	156.3	4.5	5.0	8,062.2
Foreign corporate public securities and foreign governments(1)	3,929.2	3,672.8	599.1	54.2	9.2	0.5	8,265.0
Foreign corporate private securities(1)	1,148.9	6,113.0	527.7	33.7	4.8	4.6	7,832.7
Residential mortgage-backed securities	6,425.4	36.5	35.3	7.3	28.0	104.2	6,636.7
Commercial mortgage-backed securities	3,104.7	—	—	1.0	—	—	3,105.7
Other asset-backed securities	1,304.0	103.3	28.8	3.6	0.4	29.2	1,469.3
Total fixed maturities	$43,560.5	$28,036.7	$2,683.0	$513.0	$67.6	$144.6	$75,005.4
% of Fair Value	58.1%	37.4%	3.5%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	298.0	—	—	—	—	—	298.0
State, municipalities and political subdivisions	2,001.0	132.3	1.0	—	0.1	1.2	2,135.6
U.S. corporate public securities	18,009.5	14,171.3	1,201.5	250.2	42.3	16.9	33,691.7
U.S. corporate private securities	3,778.3	3,659.5	244.6	115.9	4.7	5.0	7,808.0
Foreign corporate public securities and foreign governments(1)	3,936.3	3,412.6	602.0	107.3	20.7	0.5	8,079.4
Foreign corporate private securities(1)	1,191.2	5,967.1	593.7	15.8	4.8	13.2	7,785.8
Residential mortgage-backed securities	6,616.0	18.4	31.8	8.4	28.9	111.3	6,814.8
Commercial mortgage-backed securities	3,357.7	—	—	1.2	—	—	3,358.9
Other asset-backed securities	1,309.4	108.0	24.5	2.7	—	31.0	1,475.6
Total fixed maturities	$44,387.7	$27,469.2	$2,699.1	$501.5	$101.5	$179.1	$75,338.1
% of Fair Value	58.9%	36.5%	3.6%	0.7%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	March 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,611.5	$—	$—	$—	$—	$3,611.5
U.S. Government agencies and authorities	293.4	8.4	—	—	—	301.8
State, municipalities and political subdivisions	240.3	1,336.4	551.5	163.9	2.0	2,294.1
U.S. corporate public securities	496.8	2,549.1	14,664.4	14,211.1	1,505.0	33,426.4
U.S. corporate private securities	290.1	360.5	2,955.6	3,955.7	500.3	8,062.2
Foreign corporate public securities and foreign governments(1)	115.2	912.5	2,910.8	3,663.5	663.0	8,265.0
Foreign corporate private securities(1)	—	—	1,314.9	6,232.6	285.2	7,832.7
Residential mortgage-backed securities	5,353.7	5.0	12.5	56.2	1,209.3	6,636.7
Commercial mortgage-backed securities	2,692.0	104.9	118.5	10.0	180.3	3,105.7
Other asset-backed securities	888.4	98.0	65.5	141.7	275.7	1,469.3
Total fixed maturities	$13,981.4	$5,374.8	$22,593.7	$28,434.7	$4,620.8	$75,005.4
% of Fair Value	18.6%	7.2%	30.1%	37.9%	6.2%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	289.8	8.2	—	—	—	298.0
State, municipalities and political subdivisions	230.6	1,238.9	531.5	132.3	2.3	2,135.6
U.S. corporate public securities	472.6	2,579.1	14,952.8	14,130.1	1,557.1	33,691.7
U.S. corporate private securities	288.8	410.3	2,815.5	3,852.9	440.5	7,808.0
Foreign corporate public securities and foreign governments(1)	115.6	919.2	2,911.5	3,402.6	730.5	8,079.4
Foreign corporate private securities(1)	—	—	1,347.9	6,142.2	295.7	7,785.8
Residential mortgage-backed securities	5,558.5	5.3	13.3	58.8	1,178.9	6,814.8
Commercial mortgage-backed securities	2,647.1	110.6	270.6	64.8	265.8	3,358.9
Other asset-backed securities	901.5	87.8	59.3	142.8	284.2	1,475.6
Total fixed maturities	$14,394.8	$5,359.4	$22,902.4	$27,926.5	$4,755.0	$75,338.1
% of Fair Value	19.1%	7.1%	30.4%	37.1%	6.3%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $188.5 million from $739.6 million to $551.1 million for the three months ended March 31, 2017. The decrease in gross unrealized capital losses was primarily due to declining interest rates.

As of March 31, 2017 and December 31, 2016, we held two and four fixed maturities with unrealized capital losses in excess of $10.0 million. As of March 31, 2017 and December 31, 2016, the unrealized capital losses on these fixed maturities equaled $31.2 million or 5.7% and $54.3 million or 7.3% of the total unrealized losses, respectively.

As of March 31, 2017, we held $6.3 billion of energy sector fixed maturity securities, constituting 8.4% of the total fixed maturities portfolio, with gross unrealized capital losses of $74.7 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $20.1 million. As of March 31, 2017, our fixed maturity exposure to the energy sector is comprised of 89.0% investment grade securities.

As of December 31, 2016, we held $6.5 billion of energy sector fixed maturity securities, constituting 8.7% of the total fixed maturities portfolio, with gross unrealized capital losses of $93.5 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $19.9 million. As of December 31, 2016, our fixed maturity exposure to the energy sector is comprised of 86.8% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	March 31, 2017			December 31, 2016
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,225.2	$2,395.7	37.8%	$2,241.4	$2,390.4	36.6%
Integrated Energy	1,531.4	1,600.5	25.3%	1,638.5	1,697.5	26.0%
Independent Energy	1,252.0	1,308.4	20.6%	1,296.6	1,349.7	20.6%
Oil Field Services	662.4	656.1	10.4%	683.6	676.9	10.3%
Refining	338.4	374.0	5.9%	390.1	422.9	6.5%
Total	$6,009.4	$6,334.7	100.0%	$6,250.2	$6,537.4	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2017			December 31, 2016
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,444.1	$3,785.9	95.7%	$3,459.5	$3,819.8	96.1%
2	26.9	27.7	0.7%	6.3	6.3	0.2%
3	6.2	9.0	0.2%	6.4	9.5	0.2%
4	—	—	—%	0.6	0.8	—%
5	18.8	28.0	0.7%	19.3	29.0	0.7%
6	63.3	104.2	2.7%	67.7	111.3	2.8%
Total	$3,559.3	$3,954.8	100.0%	$3,559.8	$3,976.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2017			December 31, 2016
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$26,541.6	$115.4	$72.8	$27,088.0	$258.7	$139.4

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

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2017			December 31, 2016
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$663.6	$858.3	21.7%	$713.4	$924.2	23.2%
Interest Only (IO)	274.9	286.8	7.3%	283.0	297.8	7.5%
Inverse IO	1,660.5	1,796.6	45.4%	1,645.4	1,794.4	45.1%
Principal Only (PO)	424.3	432.0	10.9%	438.4	444.8	11.2%
Floater	22.0	21.5	0.5%	23.2	22.5	0.6%
Agency Credit Risk Transfer	511.5	555.7	14.1%	453.8	488.9	12.3%
Other	2.5	3.9	0.1%	2.6	4.1	0.1%
Total	$3,559.3	$3,954.8	100.0%	$3,559.8	$3,976.7	100.0%

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

During the three months ended March 31, 2017, the market value of our CMO-B portfolio decreased slightly as a result of the net impacts of paydowns, maturities, price level changes and new purchase activity. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Net investment income (loss)	$179.9	$188.2
Net realized capital gains (losses)(1)	(129.2)	(127.9)
Total income (pre-tax)	$50.7	$60.3
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2017	2016
Operating earnings before income taxes	$75.4	$88.0
Realized gains/losses including OTTI	—	8.0
Fair value adjustments	(24.7)	(35.7)
Non-operating income	(24.7)	(27.7)
Income (loss) before income taxes	$50.7	$60.3

See the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have stabilized at sustainable levels, when measured on a nationwide basis. This backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $276.4 million, $245.7 million and $4.4 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $288.0 million, $257.9 million and $6.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $294.4 million, $256.6 million and $2.8 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $306.2 million, $268.4 million and $3.8 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans declined through February 2016 (although certain months did post marginal increases). Since then, the delinquency rate has increased, with recent months showing more upward momentum.  Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since.

For most forms of consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality.  Two exceptions exist in the form of auto loans to subprime borrowers and particular cohorts (loans originated in 2008-2010) of student loan borrowers.  Payment performance in these particular ABS sub-sectors has been volatile and weak relative to most other forms of ABS, where relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis.  In managing our risk exposure to other ABS, we take into account collateral performance and structural characteristics associated with our various positions.

As of March 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,210.5 million, $1,201.4 million and $2.8 million, respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,206.1 million, $1,195.6 million and $2.6 million, respectively.

As of March 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 19.5%, 48.9% and 13.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 27.4%, 39.6% and 14.5%, respectively, of total Other ABS, excluding subprime exposure.

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

As of March 31, 2017 and December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.3 and 2.2 times, and a weighted average LTV ratio of 59.9% and 60.6%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three months ended March 31, 2017, we recorded $0.9 million of credit related OTTI of which the primary contributor was $0.5 million of write-downs recorded in the Residential Mortgage Backed Securities Non Agency sector. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

The following table presents our European exposures, for selected countries based on risk, at fair value and amortized cost as of March 31, 2017:

Selected Countries Fixed Maturities and Equity Securities
	Sovereign	Financial Institutions	Non-Financial Institutions		Total (Fair Value)		Total (Amortized Cost)
Ireland	$—	$—	$195.1	(1)	$195.1	(1)	$177.9
Italy	—	—	237.8		237.8		219.7
Portugal	—	—	10.4		10.4		8.8
Spain	—	—	209.0		209.0		189.9
Total Peripheral Europe	—	—	652.3		652.3		596.3
Russian Federation	50.8	5.1	61.2		117.1		103.5
Total	$50.8	$5.1	$713.5		$769.4		$699.8
(1) Includes $1.2 million derivative assets.

We did not have any exposure to Greece. Among the remaining $7,841.8 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2017, our sovereign exposure was $239.6 million, which consisted of fixed maturities. We also had $1,137.3 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $317.8 million and the United Kingdom of $435.1 million. The balance of $6,464.9 million was invested across non-peripheral, non-financial institutions.

In addition to aggregate concentration in the United Kingdom of $3,307.8 million, we had significant non-peripheral European total country exposures in The Netherlands of $1,024.1 million, in Belgium of $463.1 million, in France of $533.1 million, in Germany of $776.8 million and in Switzerland of $806.2 million. We place additional scrutiny on our financial exposure in the United Kingdom, France, Switzerland and The Netherlands given our concern for the potential for volatility to spread through the European banking system. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of the recovery of economic conditions in Europe.

Consolidated Investment Entities

We provide investment management services to, and have transactions with, various collateralized loan obligations ("CLO entities"), private equity funds, hedge funds, registered investment companies, insurance entities, securitizations and other investment entities in the normal course of business. In certain instances, we serve as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either variable interest entities ("VIEs") or voting interest entities ("VOEs"), and we evaluate our involvement with each entity to determine whether consolidation is required.

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

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $611.3 million and $587.4 million as of March 31, 2017 and December 31, 2016, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Investments held by consolidated private equity funds and hedge funds are reported in our Condensed Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in our Condensed Consolidated Financial Statements.

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

Legislative and Regulatory Developments

Potential Changes to Variable Annuity Reserve Requirements

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including several of our Insurance Subsidiaries, who write or reinsure variable annuity (“VA”) policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group (“VAIWG”) has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly in our CBVA segment.

During 2016, VAIWG engaged Oliver Wyman (“OW”) to conduct an initial quantitative impact (“QIS1”) study involving industry participants, including Voya Financial, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study (“QIS2”) began in February 2017 and is scheduled to be completed by September 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.
The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is highly uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our CBVA segment and potentially result in increased collateral requirements at RRII, our Arizona captive that primarily reinsures CBVA living benefit guarantees. It is possible that these negative impacts could be material to our capital position. If we are required to increase reserves or collateral, we believe it is likely that such increases would be subject to a multiyear grade-in period. Other proposals under consideration for QIS2, if adopted, could result in positive impacts to our VA reserve and capital calculations. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on our CBVA reserves, capital or captive collateralization requirements.
DOL Fiduciary Rule

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, the DOL has delayed applicability of certain aspects of the rule until June 9, 2017, with other aspects delayed until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. The outcome of the re-examination is unclear, however, so we are preparing to comply with the rule on the June 9, 2017 and January 1, 2018 applicability dates. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable" - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2017. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$75,005.4	$(5,592.7)	$6,234.2
Commercial mortgage and other loans	—	12,509.3	(677.8)	745.6
Derivatives:
Interest rate contracts	64,859.0	497.9	(476.8)	1,008.5
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	57,821.7	(3,870.9)	4,789.9
Funding agreements with fixed maturities and GICs	—	198.8	(3.7)	3.8
Supplementary contracts and immediate annuities	—	4,158.5	(254.9)	286.0
Long-term debt	—	2,947.9	(229.9)	264.5
Embedded derivatives on reinsurance	—	81.9	(125.4)	148.0
Guaranteed benefit derivatives(3):
FIA	—	2,101.7	161.0	(175.1)
IUL	—	109.8	5.9	(5.7)
GMAB / GMWB / GMWBL	—	1,409.3	(594.6)	760.3
Stabilizer and MCGs	—	131.1	(84.1)	138.3

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2017, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$2,826.4	$1,423.8	$1,736.0	$505.9	$1,053.0	$917.9	$8,463.0
1.01% - 2.00%	1,842.3	312.8	350.3	48.8	22.4	77.2	2,653.8
2.01% - 3.00%	17,580.6	483.9	503.6	183.0	39.1	19.4	18,809.6
3.01% - 4.00%	12,633.8	600.5	668.2	0.1	0.1	—	13,902.7
4.01% and Above	3,207.4	107.9	0.4	0.3	—	0.1	3,316.1
Renewable beyond 12 months (MYGA) (2)	1,742.6	—	—	—	—	—	1,742.6
Total discretionary rate setting products	$39,833.1	$2,928.9	$3,258.5	$738.1	$1,114.6	$1,014.6	$48,887.8
Percentage of Total	81.4%	6.0%	6.7%	1.5%	2.3%	2.1%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2018 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2017. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$297.6	$25.2	$(25.2)
Limited liability partnerships/corporations	—	826.7	51.4	(51.4)
Derivatives:
Equity futures and total return swaps(2)	12,409.1	(0.7)	(920.7)	919.8
Equity options	17,337.4	515.5	394.7	(282.4)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,101.7	127.8	(161.8)
IUL	—	109.8	42.1	(41.8)
GMAB / GMWB/ GMWBL	—	1,409.3	(192.7)	236.9
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of March 31, 2017:

	As of March 31, 2017
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)		% Retained NAR In-the-Money(3)
GMDB	$32,312	$5,250	$4,876	40%		30%
Living Benefit
GMIB	$9,183	$2,453	$2,453	83%		25%
GMWBL	13,837	1,992	1,992	59%		20%
GMAB/GMWB	567	13	13	11%		21%
Living Benefit Total	$23,587	$4,458	$4,458	69%	(4)	23%	(5)
(1) Account value excludes $4.9 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % Retained NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2016 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2016 was 24%.

As of the date indicated above, compared to $4.5 billion of NAR, we held gross statutory reserves before reinsurance of $2.6 billion for living benefit guarantees; of this amount, $2.5 billion was ceded to an affiliate, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.5 billion as of March 31, 2017.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2016.

Variable Annuity Hedge Program

The sensitivities presented below summarize the estimated change in hedge assets relative to the Conditional Tail Expectation (“CTE”) 95 standard, the estimated net impacts to funding our regulatory reserves and the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. The sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2017 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve).

CTE95 Standard Sensitivity

Rating agency capital is based on a CTE, which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s (“S&P”) model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. For further information about CTE95, see Business - Our Businesses - Closed Block Variable Annuity in Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2016. The following table summarizes the estimated change in hedge assets relative to the CTE95 standard, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates.

	As of March 31, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in CTE95 standard	$(1,950)	$(1,150)	$(400)	$400	$1,000	$1,550	$(750)	$650
Hedge gain/(loss) immediate impact	2,450	1,400	400	(400)	(900)	(1,200)	1,000	(800)
Net impact	$500	$250	$—	$—	$100	$350	$250	$(150)

There was approximately a $500 million decrease in our hedge assets related to equity market and interest rate movements for the three months ended March 31, 2017. The Variable Annuity Hedge Program results were offset by the equity market and interest rate decrease of approximately $500 million in CTE95 requirements for the three months ended March 31, 2017.

CBVA Regulatory Reserves Sensitivity

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA segment, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to an affiliate in light of our determination of risk tolerance and available collateral,which we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in our affiliates even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets.

	As of March 31, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(2,850)	$(1,650)	$(500)	$450	$1,150	$1,600	$(1,000)	$750
Hedge gain/(loss) immediate impact	2,450	1,400	400	(400)	(900)	(1,200)	1,000	(800)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs	400	250	100	—	—	—	—	700
Net impact	$—	$—	$—	$50	$250	$400	$650	$—

Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA segment. Hedge Gain (Loss) assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to an affiliate from 100 basis point upward and downward shifts in interest rates.

Results of an actual shock to equity markets or interest rates will differ from the above illustrations for reasons such as variance in market volatility versus what is assumed, 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolve or if assumptions or methodologies that affect reserves or hedge targets are refined.

U.S. GAAP Earnings Sensitivity

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

	As of March 31, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$600	$400	$100	$(100)	$(150)	$(100)	$100	$(100)

We regularly monitor and refine our hedge program targets in line with our primary goal of protecting regulatory and rating agency capital. It is possible that further changes to the Variable Annuity Hedge Program will be made and those changes may either increase or decrease earnings sensitivity. Liabilities are based on U.S. GAAP reserves and embedded derivatives, with the latter excluding the effects of nonperformance risk. DAC is amortized over estimated gross revenues, which we do not expect to be volatile; however, volatility could be driven by loss recognition. Hedge Gain (Loss) impacting the above estimated earnings sensitivity assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report on Form 10-K") and Risk Factors in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC . In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q .

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of Employment Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, the DOL has delayed applicability of certain aspects of the rule until June 9, 2017, with other aspects delayed until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. The outcome of the re-examination is unclear, however so we are preparing to comply with the rule on the June 9, 2017 and January 1, 2018 applicability dates. If and when the rule takes effect, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we will in certain cases need to either modify our sales and compensation practices or find an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. While this exemption will enable us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable” - there are practical difficulties with relying on the exemption that we believe will limit its utility in certain markets, particularly the retail annuities market, where many of our current distributors are not able to rely on the exemption because they do not do business through regulated financial institutions. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

In addition, the rule may make it easier for the DOL in enforcement actions, and for plaintiffs' attorneys in litigation, to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations. Compliance with the proposed rule could also increase our overall operational costs for providing some of the services we currently provide.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2017 - January 31, 2017	—	$—	—	$633.3
February 1, 2017 - February 28, 2017	5,216,025	38.34	5,216,025	633.3	(1)
March 1, 2017 - March 31, 2017	1,179,436	40.12	1,179,436	436.0	(2)
Total	6,395,461	$38.67	6,395,461	N/A
(1) Includes 5,216,025 shares delivered upon termination of a $200.0 million share repurchase arrangement entered into on November 3, 2016. The transaction settled at a per-share repurchase price of $38.34, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.
(2) Amount remaining under repurchase authorization reflects the deduction of $150.0 million paid to a third-party financial institution in connection with a share repurchase arrangement entered into on March 9, 2017, which terminated during the second quarter resulting in 3,986,647 shares being delivered. The transaction settled at a per-share repurchase price of $37.63, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations associated with such vesting. For the three months ended March 31, 2017, there were 175,639 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 143 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2017	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+*	Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.2+*	Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan
10.3+	Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of March 30, 2017, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.
* This exhibit is a management contract or compensatory plan or arrangement.

