Form 10-Q
period 2017-06-30
Voya Financial, Inc.
filed 2017-08-02
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 28, 2017, 179,703,004 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2017

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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,515.8 as of 2017 and $66,158.7 as of 2016)	$70,239.0	$69,468.7
Fixed maturities, at fair value using the fair value option	3,774.9	3,712.3
Equity securities, available-for-sale, at fair value (cost of $268.2 as of 2017 and $241.8 as of 2016)	304.0	274.2
Short-term investments	533.6	821.0
Mortgage loans on real estate, net of valuation allowance of $2.3 as of 2017 and $3.1 as of 2016	12,689.7	11,725.2
Policy loans	1,906.0	1,961.5
Limited partnerships/corporations	929.5	758.6
Derivatives	1,396.6	1,712.4
Other investments	54.0	47.4
Securities pledged (amortized cost of $1,812.8 as of 2017 and $1,983.8 as of 2016)	2,023.9	2,157.1
Total investments	93,851.2	92,638.4
Cash and cash equivalents	2,567.4	2,910.7
Short-term investments under securities loan agreements, including collateral delivered	956.5	788.4
Accrued investment income	892.5	891.2
Premium receivable and reinsurance recoverable	7,277.5	7,318.0
Deferred policy acquisition costs and Value of business acquired	4,434.3	4,887.5
Sales inducements to contract owners	224.4	242.8
Current income taxes	—	164.6
Deferred income taxes	1,756.9	2,089.8
Goodwill and other intangible assets	197.8	219.5
Other assets	1,010.4	909.5
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,855.2	1,936.3
Cash and cash equivalents	145.9	133.2
Corporate loans, at fair value using the fair value option	1,636.0	1,952.5
Other assets	42.0	34.0
Assets held in separate accounts	102,990.8	97,118.7
Total assets	$219,838.8	$214,235.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Liabilities and Shareholders' Equity:
Future policy benefits	$21,291.3	$21,447.2
Contract owner account balances	70,603.9	70,606.2
Payables under securities loan agreement, including collateral held	1,975.9	1,841.3
Short-term debt	735.9	—
Long-term debt	2,726.2	3,549.5
Funds held under reinsurance agreements	758.6	729.1
Derivatives	408.1	470.7
Pension and other postretirement provisions	636.8	674.3
Current income taxes	2.8	—
Other liabilities	1,261.2	1,336.0
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	1,630.2	1,967.2
Other liabilities	525.1	527.8
Liabilities related to separate accounts	102,990.8	97,118.7
Total liabilities	205,546.8	200,268.0

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 269,952,457 and 268,079,931 shares issued as of 2017 and 2016, respectively; 179,692,831 and 194,639,273 shares outstanding as of 2017 and 2016, respectively)	2.7	2.7
Treasury stock (at cost; 90,259,626 and 73,440,658 shares as of 2017 and 2016, respectively)	(3,426.0)	(2,796.0)
Additional paid-in capital	23,872.8	23,608.8
Accumulated other comprehensive income (loss)	2,706.9	2,021.7
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(9,804.2)	(9,843.3)
Total Voya Financial, Inc. shareholders' equity	13,352.2	12,993.9
Noncontrolling interest	939.8	973.2
Total shareholders' equity	14,292.0	13,967.1
Total liabilities and shareholders' equity	$219,838.8	$214,235.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net investment income	$1,142.4	$1,175.2	$2,297.9	$2,269.3
Fee income	838.2	826.7	1,689.0	1,652.5
Premiums	577.1	711.6	1,168.7	1,678.4
Net realized capital gains (losses):
Total other-than-temporary impairments	(0.8)	(3.3)	(3.1)	(13.2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	0.6	0.9	1.3	1.8
Net other-than-temporary impairments recognized in earnings	(1.4)	(4.2)	(4.4)	(15.0)
Other net realized capital gains (losses)	(192.4)	(97.1)	(695.0)	(75.6)
Total net realized capital gains (losses)	(193.8)	(101.3)	(699.4)	(90.6)
Other revenue	96.2	84.6	190.0	167.4
Income (loss) related to consolidated investment entities:
Net investment income	128.7	(0.8)	156.0	28.3
Total revenues	2,588.8	2,696.0	4,802.2	5,705.3
Benefits and expenses:
Policyholder benefits	828.9	1,052.0	1,796.9	2,432.8
Interest credited to contract owner account balances	528.4	497.7	1,038.4	992.6
Operating expenses	691.7	716.4	1,430.5	1,436.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	234.2	98.0	326.9	200.5
Interest expense	44.6	149.7	90.5	197.4
Operating expenses related to consolidated investment entities:
Interest expense	26.8	27.7	43.7	48.7
Other expense	3.1	1.4	3.6	2.3
Total benefits and expenses	2,357.7	2,542.9	4,730.5	5,310.9
Income (loss) before income taxes	231.1	153.1	71.7	394.4
Income tax expense (benefit)	11.9	17.1	(5.1)	66.1
Net income (loss)	219.2	136.0	76.8	328.3
Less: Net income (loss) attributable to noncontrolling interest	52.0	(25.5)	53.1	(24.8)
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$167.2	$161.5	$23.7	$353.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders per common share:
Basic	$0.90	$0.80	$0.13	$1.73
Diluted	$0.89	$0.79	$0.12	$1.71
Cash dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$219.2	$136.0	$76.8	$328.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	762.3	1,479.4	1,047.4	3,092.3
Other-than-temporary impairments	0.9	3.2	11.9	6.3
Pension and other postretirement benefits liability	(3.5)	(3.5)	(7.0)	(6.9)
Other comprehensive income (loss), before tax	759.7	1,479.1	1,052.3	3,091.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	265.1	515.6	367.1	1,076.9
Other comprehensive income (loss), after tax	494.6	963.5	685.2	2,014.8
Comprehensive income (loss)	713.8	1,099.5	762.0	2,343.1
Less: Comprehensive income (loss) attributable to noncontrolling interest	52.0	(25.5)	53.1	(24.8)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$661.8	$1,125.0	$708.9	$2,367.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2017 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2017	$2.7	$(2,796.0)	$23,608.8	$2,021.7	$—	$(9,843.3)	$12,993.9	$973.2	$13,967.1
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	15.4	15.4	—	15.4
Balance as of January 1, 2017 - As adjusted	2.7	(2,796.0)	23,608.8	2,021.7	—	(9,827.9)	13,009.3	973.2	13,982.5
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	23.7	23.7	53.1	76.8
Other comprehensive income (loss), after tax	—	—	—	685.2	—	—	685.2	—	685.2
Total comprehensive income (loss)							708.9	53.1	762.0
Common stock issuance	—	—	1.3	—	—	—	1.3	—	1.3
Common stock acquired - Share repurchase	—	(622.8)	200.0	—	—	—	(422.8)	—	(422.8)
Dividends on common stock	—	—	(3.8)	—	—	—	(3.8)	—	(3.8)
Share-based compensation	—	(7.2)	66.5	—	—	—	59.3	—	59.3
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(86.5)	(86.5)
Balance as of June 30, 2017	$2.7	$(3,426.0)	$23,872.8	$2,706.9	$—	$(9,804.2)	$13,352.2	$939.8	$14,292.0

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

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$555.2	$1,663.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	7,072.1	6,700.8
Equity securities, available-for-sale	15.8	81.5
Mortgage loans on real estate	661.6	685.8
Limited partnerships/corporations	143.5	132.7
Acquisition of:
Fixed maturities	(6,470.6)	(7,396.0)
Equity securities, available-for-sale	(30.2)	(35.1)
Mortgage loans on real estate	(1,625.3)	(1,447.2)
Limited partnerships/corporations	(220.1)	(166.8)
Short-term investments, net	287.5	216.6
Policy loans, net	55.5	4.2
Derivatives, net	(348.8)	(494.2)
Other investments, net	(5.5)	2.2
Sales from consolidated investment entities	1,214.4	903.6
Purchases within consolidated investment entities	(1,389.2)	(603.2)
Collateral received (delivered), net	(36.3)	861.2
Purchases of fixed assets, net	(26.1)	(36.3)
Net cash used in investing activities	(701.7)	(590.2)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,578.0	4,190.4
Maturities and withdrawals from investment contracts	(3,921.1)	(3,318.4)
Proceeds from issuance of debt with maturities of more than three months	—	798.2
Repayment of debt with maturities of more than three months	(90.0)	(708.3)
Debt issuance costs	—	(14.4)
Borrowings of consolidated investment entities	737.7	43.0
Repayments of borrowings of consolidated investment entities	(725.1)	(296.4)
Contributions from (distributions to) participants in consolidated investment entities, net	656.2	17.6
Proceeds from issuance of common stock, net	1.3	—
Share-based compensation	(7.2)	(6.3)
Common stock acquired - Share repurchase	(422.8)	(487.2)
Dividends paid	(3.8)	(4.1)
Net cash (used in) provided by financing activities	(196.8)	214.1
Net (decrease) increase in cash and cash equivalents	(343.3)	1,287.0
Cash and cash equivalents, beginning of period	2,910.7	2,512.7
Cash and cash equivalents, end of period	$2,567.4	$3,799.7
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$—	$7,497.2
Decrease of liabilities due to deconsolidation of consolidated investment entities	—	5,905.0
Decrease of equity due to deconsolidation of consolidated investment entities	—	1,592.2
Elimination of appropriated retained earnings	—	17.8

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2017, its results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and its changes in shareholders' equity and statements of cash flows for the six months ended June 30, 2017 and 2016, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities, which resulted in a $4.4 reclassification of Share-based compensation cash flows from financing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

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

The Company plans to adopt ASU 2014-09 on January 1, 2018. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Consequently, the Company does not currently expect the adoption of this guidance to have a material impact; however, implementation efforts, including assessment of transition approach, are ongoing. Based on review to date, the Company anticipates that the adoption of ASU 2014-09 may impact the timing of recognition of carried interest (less than 1.5% of the Company’s Total revenues for the three and six months ended June 30, 2017 and 2016) in the Investment Management segment and may result in the deferral of costs to obtain and fulfill certain financial services contracts in the Retirement, Investment Management, and Annuities segments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities and equity securities were as follows as of June 30, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$3,056.0	$525.7	$4.3	$—	$3,577.4	$—
U.S. Government agencies and authorities	253.4	54.2	—	—	307.6	—
State, municipalities and political subdivisions	2,355.5	60.4	23.5	—	2,392.4	—
U.S. corporate public securities	30,757.0	2,782.8	91.6	—	33,448.2	—
U.S. corporate private securities	8,255.0	332.0	85.7	—	8,501.3	—
Foreign corporate public securities and foreign governments(1)	7,850.4	561.2	39.7	—	8,371.9	—
Foreign corporate private securities(1)	7,442.3	359.9	30.1	—	7,772.1	—

Residential mortgage-backed securities:
Agency	4,758.2	252.5	40.4	35.5	5,005.8	—
Non-Agency	1,441.8	158.3	5.1	23.2	1,618.2	28.0
Total Residential mortgage-backed securities	6,200.0	410.8	45.5	58.7	6,624.0	28.0
Commercial mortgage-backed securities	3,241.9	86.9	20.1	—	3,308.7	—
Other asset-backed securities	1,692.0	47.1	4.9	—	1,734.2	3.6

Total fixed maturities, including securities pledged	71,103.5	5,221.0	345.4	58.7	76,037.8	31.6
Less: Securities pledged	1,812.8	218.4	7.3	—	2,023.9	—
Total fixed maturities	69,290.7	5,002.6	338.1	58.7	74,013.9	31.6

Equity securities:
Common stock	177.8	0.5	0.3	—	178.0	—
Preferred stock	90.4	35.6	—	—	126.0	—
Total equity securities	268.2	36.1	0.3	—	304.0	—

Total fixed maturities and equity securities investments	$69,558.9	$5,038.7	$338.4	$58.7	$74,317.9	$31.6
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
(4) Amount excludes $560.0 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$2,181.8	$2,205.0
After one year through five years	13,307.4	13,928.3
After five years through ten years	17,947.2	18,563.0
After ten years	26,533.2	29,674.6
Mortgage-backed securities	9,441.9	9,932.7
Other asset-backed securities	1,692.0	1,734.2
Fixed maturities, including securities pledged	$71,103.5	$76,037.8

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2017 and December 31, 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2017
Communications	$3,737.8	$434.3	$5.8	$4,166.3
Financial	7,975.2	611.4	9.4	8,577.2
Industrial and other companies	25,237.7	1,680.3	87.7	26,830.3
Energy	5,909.3	468.9	84.7	6,293.5
Utilities	8,659.6	662.6	45.5	9,276.7
Transportation	1,681.2	124.8	4.7	1,801.3
Total	$53,200.8	$3,982.3	$237.8	$56,945.3

December 31, 2016
Communications	$3,778.7	$335.7	$20.8	$4,093.6
Financial	8,166.3	478.7	47.6	8,597.4
Industrial and other companies	25,679.5	1,259.5	256.9	26,682.1
Energy	6,250.2	380.7	93.5	6,537.4
Utilities	8,164.7	500.6	106.4	8,558.9
Transportation	1,785.6	103.6	17.5	1,871.7
Total	$53,825.0	$3,058.8	$542.7	$56,341.1

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2017 and December 31, 2016, approximately 46.5% and 48.0%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2017 and December 31, 2016, the fair value of loaned securities was $1,265.6 and $1,403.8, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2017 and December 31, 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $765.1 and $535.9, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, liabilities to return collateral of $765.1 and $535.9, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2017 and December 31, 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $545.7 and $911.7, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$786.8	$762.9
U.S. Government agencies and authorities	3.8	4.3
U.S. corporate public securities	344.9	468.4
Equity Securities	—	0.5
Short-term Investments	4.1	1.0
Foreign corporate public securities and foreign governments	171.2	210.5
Payables under securities loan agreements	$1,310.8	$1,447.6
(1)As of June 30, 2017 and December 31, 2016, borrowings under securities lending transactions include cash collateral of $765.1 and $535.9, respectively.
(2)As of June 30, 2017 and December 31, 2016, borrowings under securities lending transactions include non-cash collateral of $545.7 and $911.7, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$166.6	$0.3	$291.5	$4.0	$—	$—		$458.1	$4.3
State, municipalities and political subdivisions	125.8	0.9	636.4	20.8	23.6	1.8		785.8	23.5
U.S. corporate public securities	758.7	7.4	1,918.3	50.9	298.7	33.3		2,975.7	91.6
U.S. corporate private securities	269.9	5.7	1,188.1	36.3	283.5	43.7		1,741.5	85.7
Foreign corporate public securities and foreign governments	301.3	6.8	271.9	6.7	236.9	26.2		810.1	39.7
Foreign corporate private securities	245.0	3.0	535.4	24.5	76.7	2.6		857.1	30.1
Residential mortgage-backed	214.2	2.9	1,036.2	29.3	221.3	13.3		1,471.7	45.5
Commercial mortgage-backed	407.8	3.1	410.4	17.0	14.2	—	*	832.4	20.1
Other asset-backed	243.1	1.6	161.6	1.2	89.4	2.1		494.1	4.9
Total	$2,732.4	$31.7	$6,449.8	$190.7	$1,244.3	$123.0		$10,426.5	$345.4
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
* Less than $0.1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.0% and 89.5% of the average book value as of June 30, 2017 and December 31, 2016, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2017
Six months or less below amortized cost	$2,781.9	$81.5	$32.8	$20.5	371	20
More than six months and twelve months or less below amortized cost	6,730.5	0.1	203.0	0.1	656	4
More than twelve months below amortized cost	1,064.6	113.3	51.0	38.0	252	12
Total	$10,577.0	$194.9	$286.8	$58.6	1,279	36

December 31, 2016
Six months or less below amortized cost	$17,729.6	$86.8	$554.6	$19.3	1,541	16
More than six months and twelve months or less below amortized cost	755.0	28.3	45.1	7.8	92	9
More than twelve months below amortized cost	1,086.7	124.4	76.5	36.3	267	12
Total	$19,571.3	$239.5	$676.2	$63.4	1,900	37

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost			Unrealized Capital Losses			Number of Securities
	< 20%	> 20%		< 20%	> 20%		< 20%	> 20%
June 30, 2017
U.S. Treasuries	$462.4	$—		$4.3	$—		29	—
State, municipalities and political subdivisions	809.3	—		23.5	—		123	—
U.S. corporate public securities	3,002.6	64.7		74.2	17.4		284	4
U.S. corporate private securities	1,733.2	94.0		54.7	31.0		68	2
Foreign corporate public securities and foreign governments	825.7	24.1		33.6	6.1		86	5
Foreign corporate private securities	887.2	—	*	30.1	—	*	39	2
Residential mortgage-backed	1,507.0	10.2		41.8	3.7		380	20
Commercial mortgage-backed	852.3	0.2		20.1	—	*	129	1
Other asset-backed	497.3	1.7		4.5	0.4		141	2
Total	$10,577.0	$194.9		$286.8	$58.6		1,279	36

December 31, 2016
U.S. Treasuries	$1,075.3	$—		$13.9	$—		33	—
State, municipalities and political subdivisions	1,337.0	1.0		49.7	0.3		198	1
U.S. corporate public securities	6,947.1	67.7		215.5	16.1		577	4
U.S. corporate private securities	2,672.7	139.0		122.1	37.5		114	3
Foreign corporate public securities and foreign governments	2,131.4	20.3		94.1	4.8		192	4
Foreign corporate private securities	1,622.3	—	*	74.1	—	*	64	2
Residential mortgage-backed	2,127.8	6.6		67.5	2.2		451	19
Commercial mortgage-backed	1,088.9	3.2		32.7	2.0		140	3
Other asset-backed	568.8	1.7		6.6	0.5		131	1
Total	$19,571.3	$239.5		$676.2	$63.4		1,900	37
* Less than $0.1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	22.7	—	0.2	—
Non-agency RMBS < 80%	247.8	—	6.7	—
Agency RMBS	1,322.2	10.2	36.7	3.7
Other ABS (Non-RMBS)	411.6	1.7	2.7	0.4
Total RMBS and Other ABS	$2,004.3	$11.9	$46.3	$4.1

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$170.2	$—	$3.3	$—
Non-agency RMBS > 5% - 10%	5.1	—	0.2	—
Non-agency RMBS > 0% - 5%	49.5	—	1.4	—
Non-agency RMBS 0%	45.7	—	2.0	—
Agency RMBS	1,322.2	10.2	36.7	3.7
Other ABS (Non-RMBS)	411.6	1.7	2.7	0.4
Total RMBS and Other ABS	$2,004.3	$11.9	$46.3	$4.1

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2017	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,587.0	$6.7	$32.9	$2.3
Floating Rate	417.3	5.2	13.4	1.8
Total	$2,004.3	$11.9	$46.3	$4.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one new private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.4. As of December 31, 2016 the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of June 30, 2017 and December 31, 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4.4	$12,687.6	$12,692.0	$4.6	$11,723.7	$11,728.3
Collective valuation allowance for losses	N/A	(2.3)	(2.3)	N/A	(3.1)	(3.1)
Total net commercial mortgage loans	$4.4	$12,685.3	$12,689.7	$4.6	$11,720.6	$11,725.2
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$3.1	$3.2
Addition to (reduction of) allowance for losses	(0.8)	(0.1)
Collective valuation allowance for losses, end of period	$2.3	$3.1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2017	December 31, 2016
Impaired loans without allowances for losses	$4.4	$4.6
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4.4	$4.6
Unpaid principal balance of impaired loans	$5.9	$6.1

As of June 30, 2017 and December 31, 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2017 and December 31, 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2017 and December 31, 2016.

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

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$4.5	$5.8
Interest income recognized on impaired loans, on an accrual basis (1)	0.1	0.1
Interest income recognized on impaired loans, on a cash basis (1)	0.1	0.1
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1) Includes amounts for Troubled debt restructured loans.
	Six Months Ended June 30,
	2017	2016
Impaired loans, average investment during the period (amortized cost) (1)	$4.5	$12.4
Interest income recognized on impaired loans, on an accrual basis (1)	0.2	0.2
Interest income recognized on impaired loans, on a cash basis (1)	0.2	0.3
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	0.1
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$1,489.1	$1,366.3
> 50% - 60%	3,098.2	2,950.1
> 60% - 70%	7,249.2	6,560.7
> 70% - 80%	829.6	833.8
> 80% and above	25.9	17.4
Total Commercial mortgage loans	$12,692.0	$11,728.3
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2017 (1)	December 31, 2016 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$9,960.0	$9,298.4
> 1.25x - 1.5x	1,409.1	1,247.3
> 1.0x - 1.25x	1,055.5	899.2
Less than 1.0x	144.1	181.4
Commercial mortgage loans secured by land or construction loans	123.3	102.0
Total Commercial mortgage loans	$12,692.0	$11,728.3
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,862.0	22.4%	$2,896.8	24.6%
South Atlantic	2,774.6	21.9%	2,646.0	22.6%
Middle Atlantic	2,079.1	16.4%	1,648.7	14.1%
West South Central	1,370.4	10.8%	1,236.1	10.5%
Mountain	1,343.6	10.6%	1,092.1	9.3%
East North Central	1,317.5	10.4%	1,274.3	10.9%
New England	228.1	1.8%	231.2	2.0%
West North Central	531.1	4.2%	508.9	4.3%
East South Central	185.6	1.5%	194.2	1.7%
Total Commercial mortgage loans	$12,692.0	100.0%	$11,728.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2017 (1)		December 31, 2016 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$3,783.7	29.8%	$3,695.8	31.5%
Industrial	3,304.2	26.0%	2,663.5	22.7%
Apartments	2,526.1	19.9%	2,410.8	20.6%
Office	2,029.6	16.0%	1,917.0	16.3%
Hotel/Motel	425.8	3.4%	411.2	3.5%
Other	503.6	4.0%	516.5	4.4%
Mixed Use	119.0	0.9%	113.5	1.0%
Total Commercial mortgage loans	$12,692.0	100.0%	$11,728.3	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table sets forth the breakdown of mortgages by year of origination as of the dates indicated:

	June 30, 2017 (1)	December 31, 2016 (1)
Year of Origination:
2017	$1,538.7	$—
2016	2,365.7	2,349.6
2015	2,038.8	2,066.1
2014	1,846.0	1,860.3
2013	1,919.9	1,953.1
2012	1,070.6	1,241.4
2011 and prior	1,912.3	2,257.8
Total Commercial mortgage loans	$12,692.0	$11,728.3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2017		2016
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$0.5	3	$0.3		2
U.S. corporate public securities	0.1	1	—		—
Foreign corporate public securities and foreign governments(1)	—	—	1.3		1
Foreign corporate private securities(1)	—	—	0.2		1
Residential mortgage-backed	0.7	17	2.4		35
Commercial mortgage-backed	0.1	1	—		—
Other asset-backed	—	—	—	*	1
Total	$1.4	22	$4.2		40
* Less than $0.1.
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2017		2016
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$0.5	3	$0.3		2
U.S. corporate public securities	0.1	1	0.6		1
Foreign corporate public securities and foreign governments(1)	—	—	10.0		2
Foreign corporate private securities(1)	—	—	0.2		1
Residential mortgage-backed	1.6	37	3.9		53
Commercial mortgage-backed	2.2	4	—		—
Other asset-backed	—	—	—	*	1
Total	$4.4	45	$15.0		60
* Less than $0.1.
(1) Primarily U.S. dollar denominated.

The above tables include $0.7 and $1.6 of write-downs related to credit impairments for the three and six months ended June 30, 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.7 and $2.8 in write-downs for the three and six months ended June 30, 2017 , respectively, are related to intent impairments.

The above tables include $3.8 and $5.5 of write-downs related to credit impairments for the three and six months ended June 30, 2016, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $0.4 and $9.5 in write-downs for the three and six months ended June 30, 2016 , respectively, are related to intent impairments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2017		2016
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.1	1	$—	—
Foreign corporate public securities and foreign governments(1)	—	—	—	—
Residential mortgage-backed	0.5	4	0.4	2
Commercial mortgage-backed	0.1	1	—	—
Total	$0.7	6	$0.4	2
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2017		2016
	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	$0.1	1	$—	—
Foreign corporate public securities and foreign governments(1)	—	—	8.7	1
Residential mortgage-backed	0.5	9	0.8	6
Commercial mortgage-backed	2.2	4	—	—
Total	$2.8	14	$9.5	7
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Balance at April 1	$44.4	$73.2
Additional credit impairments:
On securities previously impaired	0.1	1.4
Reductions:
Increase in cash flows	0.3	0.1
Securities sold, matured, prepaid or paid down	1.7	2.9
Balance at June 30	$42.5	$71.6

	Six Months Ended June 30,
	2017	2016
Balance at January 1	$54.6	$75.3
Additional credit impairments:
On securities previously impaired	0.8	2.8
Reductions:
Increase in cash flows	0.7	0.2
Securities sold, matured, prepaid or paid down	12.2	6.3
Balance at June 30	$42.5	$71.6

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities	$953.7	$1,004.4	$1,909.2	$2,000.6
Equity securities, available-for-sale	2.4	5.5	12.1	8.9
Mortgage loans on real estate	139.0	147.1	277.8	272.7
Policy loans	25.4	26.9	50.8	54.2
Short-term investments and cash equivalents	1.6	1.8	4.1	3.2
Other	48.1	20.4	100.4	(13.3)
Gross investment income	1,170.2	1,206.1	2,354.4	2,326.3
Less: investment expenses	27.8	30.9	56.5	57.0
Net investment income	$1,142.4	$1,175.2	$2,297.9	$2,269.3

As of June 30, 2017 and December 31, 2016, the Company had $6.2 and $13.1, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$24.3	$(14.2)
Fixed maturities, at fair value option	(52.6)	(17.0)
Equity securities, available-for-sale	—	0.1
Derivatives	(130.0)	30.7
Embedded derivatives - fixed maturities	(4.6)	(0.6)
Guaranteed benefit derivatives	(32.6)	(100.5)
Other investments	1.7	0.2
Net realized capital gains (losses)	$(193.8)	$(101.3)
After-tax net realized capital gains (losses)	$(118.5)	$(65.5)

	Six Months Ended June 30,
	2017	2016
Fixed maturities, available-for-sale, including securities pledged	$(20.5)	$(68.9)
Fixed maturities, at fair value option	(175.1)	(16.5)
Equity securities, available-for-sale	—	0.1
Derivatives	(552.6)	178.6
Embedded derivatives - fixed maturities	(11.8)	2.8
Guaranteed benefit derivatives	58.7	(186.9)
Other investments	1.9	0.2
Net realized capital gains (losses)	$(699.4)	$(90.6)
After-tax net realized capital gains (losses)	$(447.3)	$(58.4)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds on sales	$1,953.6	$1,967.6	$4,631.0	$4,458.2
Gross gains	35.7	52.3	52.0	121.2
Gross losses	13.2	56.0	45.1	174.0

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$74.0	$0.2	$—	$124.0	$4.7	$0.3
Foreign exchange contracts	453.8	4.1	26.5	480.8	40.1	10.7
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	64,591.8	730.6	150.7	78,399.6	1,080.6	354.3
Foreign exchange contracts	468.1	10.2	8.6	1,573.0	60.7	39.2
Equity contracts	34,439.5	620.7	202.2	28,959.6	494.1	50.4
Credit contracts	3,189.6	30.8	20.1	3,255.3	32.2	15.8
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	58.7	—	N/A	70.5	—
Within products	N/A	—	3,811.5	N/A	—	3,791.4
Within reinsurance agreements	N/A	—	113.4	N/A	—	78.7
Managed custody guarantees	N/A	—	—	N/A	—	—
Total		$1,455.3	$4,333.0		$1,782.9	$4,340.8
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2017 and December 31, 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,189.6	$30.8	$20.1
Equity contracts	26,837.3	620.6	197.9
Foreign exchange contracts	921.9	14.3	35.1
Interest rate contracts	58,322.7	729.1	150.7
		1,394.8	403.8
Counterparty netting(1)		(373.2)	(373.2)
Cash collateral netting(1)		(968.7)	(14.2)
Securities collateral netting(1)		(29.7)	(10.0)
Net receivables/payables		$23.2	$6.4
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2017, the Company held $940.4 and $92.2 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $809.1 and $257.3 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2017, the Company delivered $758.3 of securities and held $30.8 of securities as collateral. As of December 31, 2016, the Company delivered $753.3 of securities and held $71.7 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$0.3	$0.3	$0.5	$0.6
Foreign exchange contracts	1.3	0.7	28.6	1.4
Fair value hedges:
Interest rate contracts	—	(1.6)	—	(5.7)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	121.7	241.7	98.9	632.9
Foreign exchange contracts	(17.2)	20.4	(39.2)	(5.7)
Equity contracts	(243.1)	(234.0)	(652.8)	(442.1)
Credit contracts	7.0	3.2	11.4	(2.8)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(4.6)	(0.6)	(11.8)	2.8
Within products(2)	(32.6)	(98.9)	58.6	(183.0)
Within reinsurance agreements(3)	(30.3)	(50.4)	(34.5)	(95.2)
Managed custody guarantees(2)	—	(1.6)	0.1	(3.9)
Total	$(197.5)	$(120.8)	$(540.2)	$(100.7)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2017 and 2016, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2017, the fair values of credit default swaps of $30.8 and $20.1 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $32.2 and $15.8 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2017, the maximum potential future exposure to the Company was $2.3 billion on credit default swap protection sold. As of December 31, 2016, the maximum potential future exposure to the Company was $1.7 billion, net of purchased protection of $500.0 on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$2,921.7	$655.7	$—	$3,577.4
U.S. Government agencies and authorities	—	307.6	—	307.6
State, municipalities and political subdivisions	—	2,392.4	—	2,392.4
U.S. corporate public securities	—	33,359.0	89.2	33,448.2
U.S. corporate private securities	—	7,013.8	1,487.5	8,501.3
Foreign corporate public securities and foreign governments(1)	—	8,360.7	11.2	8,371.9
Foreign corporate private securities(1)	—	7,470.7	301.4	7,772.1
Residential mortgage-backed securities	—	6,523.8	100.2	6,624.0
Commercial mortgage-backed securities	—	3,274.6	34.1	3,308.7
Other asset-backed securities	—	1,608.0	126.2	1,734.2
Total fixed maturities, including securities pledged	2,921.7	70,966.3	2,149.8	76,037.8
Equity securities, available-for-sale	190.9	—	113.1	304.0
Derivatives:
Interest rate contracts	1.7	729.1	—	730.8
Foreign exchange contracts	—	14.3	—	14.3
Equity contracts	0.1	447.0	173.6	620.7
Credit contracts	—	22.7	8.1	30.8
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,815.7	241.8	—	4,057.5
Assets held in separate accounts	98,422.0	4,565.7	3.1	102,990.8
Total assets	$105,352.1	$76,986.9	$2,447.7	$184,786.7
Percentage of Level to total	57.0%	41.7%	1.3%	100.0%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,097.1	$2,097.1
IUL	—	—	107.4	107.4
GMAB/GMWB/GMWBL(2)	—	—	1,465.8	1,465.8
Stabilizer and MCGs	—	—	141.2	141.2
Other derivatives:
Interest rate contracts	—	150.7	—	150.7
Foreign exchange contracts	—	35.1	—	35.1
Equity contracts	4.3	194.6	3.3	202.2
Credit contracts	—	20.1	—	20.1
Embedded derivative on reinsurance	—	113.4	—	113.4
Total liabilities	$4.3	$513.9	$3,814.8	$4,333.0
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2017
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$93.1	$—	$1.3	$25.0	$—	$—	$(0.8)	$—	$(29.4)	$89.2	$—
U.S. corporate private securities	1,439.9	0.1	9.3	26.3	—	—	(5.9)	43.6	(25.8)	1,487.5	0.1
Foreign corporate public securities and foreign governments(1)	11.9	—	(0.7)	—	—	—	—	—	—	11.2	—
Foreign corporate private securities(1)	416.7	0.1	0.8	1.8	—	—	(7.7)	—	(110.3)	301.4	0.1
Residential mortgage-backed securities	78.4	(4.3)	0.5	35.1	—	—	(0.4)	0.8	(9.9)	100.2	(4.3)
Commercial mortgage-backed securities	41.2	—	(0.1)	22.9	—	—	(4.7)	—	(25.2)	34.1	—
Other asset-backed securities	74.7	0.1	0.1	96.5	—	(3.3)	(0.8)	—	(41.1)	126.2	0.1
Total fixed maturities, including securities pledged	2,155.9	(4.0)	11.2	207.6	—	(3.3)	(20.3)	44.4	(241.7)	2,149.8	(4.0)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2017 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$111.8	$—	$1.3	$—	$—	$—	$—	$—	$—	$113.1	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,101.7)	(3.8)	—	—	(54.3)	—	62.7	—	—	(2,097.1)	—
IUL(2)	(109.8)	(0.3)	—	—	(9.0)	—	11.7	—	—	(107.4)	—
GMAB/GMWB/GMWBL(2)	(1,409.3)	(19.5)	—	—	(37.1)	—	0.1	—	—	(1,465.8)	—
Stabilizer and MCGs (2)	(131.1)	(9.0)	—	—	(1.1)	—	—	—	—	(141.2)	—
Other derivatives, net	163.3	22.1	—	18.8	—	—	(25.8)	—	—	178.4	15.1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts (5)	12.3	0.1	—	1.0	—	(2.5)	—	—	(7.8)	3.1	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$22.1	$—	$1.1	$43.7	$—	$—	$(1.8)	$24.1	$—	$89.2	$—
U.S. corporate private securities	1,319.4	0.4	11.4	138.9	—	—	(11.3)	54.5	(25.8)	1,487.5	0.4
Foreign corporate public securities and foreign governments(1)	12.3	—	(1.0)	—	—	—	(0.1)	—	—	11.2	—
Foreign corporate private securities(1)	440.9	0.1	(2.4)	19.9	—	—	(47.7)	—	(109.4)	301.4	0.2
Residential mortgage-backed securities	71.9	(7.3)	(0.6)	35.1	—	—	(0.9)	2.0	—	100.2	(7.3)
Commercial mortgage-backed securities	23.4	(0.5)	(0.2)	22.9	—	—	(7.9)	—	(3.6)	34.1	(0.5)
Other asset-backed securities	83.7	0.4	0.7	96.5	—	—	(4.3)	1.8	(52.6)	126.2	0.4
Total fixed maturities, including securities pledged	1,973.7	(6.9)	9.0	357.0	—	—	(74.0)	82.4	(191.4)	2,149.8	(6.8)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$99.5	$—	$2.0	$11.6	$—	$—	$—	$—	$—	$113.1	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,029.6)	(63.6)	—	—	(108.5)	—	104.6	—	—	(2,097.1)	—
IUL(2)	(81.0)	(28.9)	—	—	(16.8)	—	19.3	—	—	(107.4)	—
GMAB/GMWB/GMWBL(2)	(1,530.4)	139.6	—	—	(75.2)	—	0.2	—	—	(1,465.8)	—
Stabilizer and MCGs(2)	(150.4)	11.6	—	—	(2.4)	—	—	—	—	(141.2)	—
Other derivatives, net	106.3	84.8	—	32.6	—	—	(49.0)	3.7	—	178.4	68.4
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5.0	—	—	—	—	(5.0)	—	—	—	—	—
Assets held in separate accounts(5)	5.3	0.1	—	6.1	—	(2.7)	—	2.1	(7.8)	3.1	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2016
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$5.7	$(0.3)	$1.6	$—	$—	$(2.1)	$(0.2)	$55.2	$—	$59.9	$—
U.S. corporate private securities	983.7	(0.1)	16.1	115.0	—	—	(42.2)	19.9	—	1,092.4	—
Foreign corporate public securities and foreign governments (1)	11.4	(1.2)	(1.2)	—	—	—	—	—	—	9.0	(1.2)
Foreign corporate private securities (1)	495.7	(3.9)	14.2	—	—	(32.4)	(12.6)	14.0	—	475.0	(0.2)
Residential mortgage-backed securities	86.7	(3.1)	0.2	14.1	—	—	(0.1)	—	—	97.8	(3.1)
Commercial mortgage-backed securities	13.2	—	0.2	1.5	—	—	(2.7)	26.7	(13.2)	25.7	—
Other asset-backed securities	43.1	(0.4)	0.5	67.9	—	—	(0.7)	—	—	110.4	(0.4)
Total fixed maturities, including securities pledged	1,639.5	(9.0)	31.6	198.5	—	(34.5)	(58.5)	115.8	(13.2)	1,870.2	(4.9)

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6.9	$(0.3)	$2.6	$—	$—	$(2.1)	$(1.0)	$53.8	$—	$59.9	$—
U.S. corporate private securities	1,040.3	0.1	36.4	135.2	—	(37.0)	(139.8)	81.9	(24.7)	1,092.4	0.3
Foreign corporate public securities and foreign governments(1)	13.8	(1.2)	(3.5)	—	—	—	(0.1)	—	—	9.0	(1.2)
Foreign corporate private securities(1)	430.4	(0.2)	18.0	—	—	(0.6)	(41.0)	80.0	(11.6)	475.0	(0.2)
Residential mortgage-backed securities	96.1	1.3	(1.1)	14.1	—	(12.3)	(0.3)	—	—	97.8	(7.1)
Commercial mortgage-backed securities	31.4	—	0.4	1.5	—	—	(6.6)	—	(1.0)	25.7	—
Other asset-backed securities	44.5	(0.2)	0.1	67.9	—	—	(1.9)	—	—	110.4	(0.2)
Total fixed maturities, including securities pledged	1,663.4	(0.5)	52.9	218.7	—	(52.0)	(190.7)	215.7	(37.3)	1,870.2	(8.4)

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
*Less than $0.1.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities, other derivatives and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2017:

	Range(1)
Unobservable Input	GMWB/GMWBL		GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 16%		0.1% to 16%		—		—		0.1% to 6.7%
Correlations between:
Equity Funds	-13% to 99%		-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		-32% to 26%		—		—		—
Nonperformance risk	0.45% to 1.2%		0.45% to 1.2%		0.45% to 1.2%		0.45% to 0.7%		0.45% to 1.2%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—		—
Partial Withdrawals	—		0% to 3.4%		0% to 10%		—		—
Lapses	0.11% to 12.15%	(3)(4)	0.4% to 19.1%	(3)(4)	0% to 60%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 45% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of June 30, 2017 (account value amounts are in $ billions).

	Account Values
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.7	$0.1	$1.8	9.8
60-69	5.5	0.3	5.8	4.7
70+	5.8	0.3	6.1	2.8
	$13.0	$0.7	$13.7	5.3
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of June 30, 2017 (account value amounts are in $ billions). Lapse ranges are based on weighted average ranges of underlying account value exposure.

		GMAB		GMWB/GMWBL
	Moneyness	Account Value	Lapse Range	Account Value	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.4% to 6.9%	$1.2	0.1% to 4.5%
	Out of the Money	—	1.6% to 7.6%	0.1	0.6% to 4.7%
Shock Lapse Period
	In the Money**	$—	4.7% to 17.3%	$2.8	2.3% to 11.6%
	Out of the Money	—	17.3% to 19.1%	0.1	11.6% to 12.2%
After Surrender Charge Period
	In the Money**	$—	2.8% to 10.6%	$9.2	1.4% to 6.7%
	Out of the Money	0.1	10.6% to 11.7%	1.0	6.7% to 7.0%
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

(2)
Those policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that 85% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing at age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWB and GMWBL tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWB and GMWBL benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWB or GMWBL benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016 (account value amounts are in $ billions).

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$76,037.8	$76,037.8	$75,338.1	$75,338.1
Equity securities, available-for-sale	304.0	304.0	274.2	274.2
Mortgage loans on real estate	12,689.7	12,893.7	11,725.2	11,960.7
Policy loans	1,906.0	1,906.0	1,961.5	1,961.5
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	4,057.5	4,057.5	4,520.1	4,520.1
Derivatives	1,396.6	1,396.6	1,712.4	1,712.4
Other investments	54.0	62.2	47.4	57.2
Assets held in separate accounts	102,990.8	102,990.8	97,118.7	97,118.7
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	53,593.1	58,598.1	53,314.1	57,561.3
Funding agreements with fixed maturities and guaranteed investment contracts	175.2	172.1	472.9	469.8
Supplementary contracts, immediate annuities and other	3,878.6	4,176.7	3,878.9	4,120.5
Derivatives:
Guaranteed benefit derivatives:
FIA	2,097.1	2,097.1	2,029.6	2,029.6
IUL	107.4	107.4	81.0	81.0
GMAB/GMWB/GMWBL	1,465.8	1,465.8	1,530.4	1,530.4
Stabilizer and MCGs	141.2	141.2	150.4	150.4
Other derivatives	408.1	408.1	470.7	470.7
Short-term debt	735.9	742.2	—	—
Long-term debt	2,726.2	3,031.3	3,549.5	3,737.9
Embedded derivative on reinsurance	113.4	113.4	78.7	78.7
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

5.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$4,064.6	$822.9		$4,887.5
Deferrals of commissions and expenses	175.9	4.0		179.9
Amortization:
Amortization, excluding unlocking	(337.5)	(80.0)		(417.5)
Unlocking(1)	(7.3)	(49.5)		(56.8)
Interest accrued	111.7	35.7	(2)	147.4
Net amortization included in Condensed Consolidated Statements of Operations	(233.1)	(93.8)		(326.9)
Change due to unrealized capital gains/losses on available-for-sale securities	(207.8)	(98.4)		(306.2)
Balance as of June 30, 2017	$3,799.6	$634.7		$4,434.3

	2016
	DAC	VOBA		Total
Balance as of January 1, 2016	$4,357.5	$1,012.6		$5,370.1
Deferrals of commissions and expenses	198.1	5.0		203.1
Amortization:
Amortization, excluding unlocking	(351.4)	(76.8)		(428.2)
Unlocking(1)	56.6	17.2		73.8
Interest accrued	113.8	40.1	(2)	153.9
Net amortization included in Condensed Consolidated Statements of Operations	(181.0)	(19.5)		(200.5)
Change due to unrealized capital gains/losses on available-for-sale securities	(817.7)	(291.2)		(1,108.9)
Balance as of June 30, 2016	$3,556.9	$706.9		$4,263.8
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2017 amounts include unfavorable unlocking for DAC and VOBA of $48.3 and $79.7, respectively, associated with customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 4.1% to 7.4% during 2017 and 4.1% to 7.5% during 2016.

6.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of June 30, 2017, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 344,885 and 7,812,493 shares, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan and Phantom Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted Stock Unit (RSU) awards	$12.0	$13.3	$33.5	$28.4
Performance Stock Unit (PSU) awards	8.4	5.2	22.1	15.4
Stock options	7.0	3.2	10.8	6.7
Phantom Plan	—	0.1	0.4	0.3
Share-based compensation expense	$27.4	$21.8	$66.8	$50.8
Income tax benefit	8.8	7.6	21.8	17.8
After-tax share-based compensation expense (1)	$18.6	$14.2	$45.0	$33.0
(1) Increase is due to higher seasonal expenses related to accelerated requisite service period for retirement-eligible employees.

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the period indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	3.3	$35.02	1.5		$28.88
Adjustment for PSU performance factor	N/A	N/A	—	*	31.34
Granted	1.3	42.60	1.2		42.32
Vested	(1.5)	34.73	(0.4)		31.25
Forfeited	(0.1)	35.94	(0.1)		32.86
Outstanding as of June 30, 2017	3.0	$38.36	2.2		$35.52
*Less than 0.1

	Stock Options
(awards in millions)	Number of Awards(1)	Weighted Average Exercise Price
Outstanding as of January 1, 2017	3.3	$37.60
Granted	—	—
Exercised	—	—
Forfeited	(0.2)	37.60
Outstanding as of June 30, 2017	3.1	$37.60
Vested, not exercisable, as of June 30, 2017 (2)	3.1	$37.60
Vested, exercisable, as of June 30, 2017	—	—
(1) As of June 30, 2017, all outstanding stock options were vested as the necessary performance conditions were satisfied.
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
(Dollar amounts in millions, unless otherwise stated)

7.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2016	265.3		56.2	209.1
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation	2.7		0.2	2.5
Balance, December 31, 2016	268.0		73.4	194.6
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		16.7	(16.7)
Share-based compensation	2.0		0.2	1.8
Balance, June 30, 2017	270.0		90.3	179.7
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

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94.0 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. As of June 30, 2017, no warrants have been exercised.

8.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Three Months Ended June 30,			Six Months Ended June 30,
Earnings	2017		2016	2017		2016
Net income (loss) available to common shareholders:
Net income (loss)	$219.2		$136.0	$76.8		$328.3
Less: Net income (loss) attributable to noncontrolling interest	52.0		(25.5)	53.1		(24.8)
Net income (loss) available to common shareholders	$167.2		$161.5	$23.7		$353.1

Weighted average common shares outstanding
Basic	185.8		202.4	188.7		204.6
Dilutive Effects: (1)
RSU awards	1.4		1.1	1.8		1.4
PSU awards	0.5		—	0.6		0.3
Stock Options	—	(2)	—	—	(2)	—
Diluted	187.7		203.5	191.1		206.3

Net income (loss) available to common shareholders per common share
Basic	$0.90		$0.80	$0.13		$1.73
Diluted	0.89		0.79	0.12		1.71
(1) For the three and six months ended June 30, 2017 and 2016, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) For three and six months ended June 30, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the periods presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income (“AOCI") as of the dates indicated:

	June 30,
	2017	2016
Fixed maturities, net of OTTI	$4,875.6	$6,566.9
Equity securities, available-for-sale	35.8	36.0
Derivatives	194.5	293.5
DAC/VOBA adjustment on available-for-sale securities	(1,388.7)	(1,873.7)
Premium deficiency reserve	—	—
Sales inducements and other intangibles adjustment on available-for-sale securities	(260.0)	(298.7)
Other	(30.7)	(31.0)
Unrealized capital gains (losses), before tax	3,426.5	4,693.0
Deferred income tax asset (liability)	(740.9)	(1,281.3)
Net unrealized capital gains (losses)	2,685.6	3,411.7
Pension and other postretirement benefits liability, net of tax	21.3	28.0
AOCI	$2,706.9	$3,439.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,102.2		$(385.2)	$717.0
Equity securities	1.3		(0.5)	0.8
Other	—		—	—
OTTI	0.9		(0.2)	0.7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(24.3)		8.5	(15.8)
DAC/VOBA	(212.8)		74.5	(138.3)
Premium deficiency reserve	—		—	—
Sales inducements	(81.7)		28.6	(53.1)
Change in unrealized gains/losses on available-for-sale securities	785.6		(274.3)	511.3

Derivatives:
Derivatives	(16.1)	(1)	5.8	(10.3)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6.3)		2.2	(4.1)
Change in unrealized gains/losses on derivatives	(22.4)		8.0	(14.4)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Accumulated other comprehensive income (loss)	$759.7		$(265.1)	$494.6
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,430.4		$(499.6)	$930.8
Equity securities	3.4		(1.2)	2.2
Other	0.1		—	0.1
OTTI	11.9		(4.1)	7.8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	20.5		(7.2)	13.3
DAC/VOBA	(306.2)	(1)	107.2	(199.0)
Premium deficiency reserve	53.7		(18.8)	34.9
Sales inducements	(91.2)		31.9	(59.3)
Change in unrealized gains/losses on available-for-sale securities	1,122.6		(391.8)	730.8

Derivatives:
Derivatives	(50.8)	(2)	17.9	(32.9)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12.5)		4.4	(8.1)
Change in unrealized gains/losses on derivatives	(63.3)		22.3	(41.0)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(7.0)		2.4	(4.6)
Change in pension and other postretirement benefits liability	(7.0)		2.4	(4.6)
Change in Accumulated other comprehensive income (loss)	$1,052.3		$(367.1)	$685.2
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$2,102.9		$(733.8)	$1,369.1
Equity securities	3.9		(1.4)	2.5
Other	0.2		(0.1)	0.1
OTTI	3.2		(1.1)	2.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	14.1		(5.0)	9.1
DAC/VOBA	(434.7)		152.1	(282.6)
Premium deficiency reserve	—		—	—
Sales inducements	(215.7)		75.5	(140.2)
Change in unrealized gains/losses on available-for-sale securities	1,473.9		(513.8)	960.1

Derivatives:
Derivatives	13.7	(1)	(4.8)	8.9
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(5.0)		1.8	(3.2)
Change in unrealized gains/losses on derivatives	8.7		(3.0)	5.7

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3.5)		1.2	(2.3)
Change in pension and other postretirement benefits liability	(3.5)		1.2	(2.3)
Change in Accumulated other comprehensive income (loss)	$1,479.1		$(515.6)	$963.5
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$4,369.1		$(1,523.9)	$2,845.2
Equity securities	4.8		(1.7)	3.1
Other	0.3		(0.1)	0.2
OTTI	6.3		(2.2)	4.1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	68.8		(24.1)	44.7
DAC/VOBA	(1,108.9)	(1)	388.1	(720.8)
Premium deficiency reserve	—		—	—
Sales inducements	(276.1)		96.6	(179.5)
Change in unrealized gains/losses on available-for-sale securities	3,064.3		(1,067.3)	1,997.0

Derivatives:
Derivatives	43.7	(2)	(15.3)	28.4
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(9.4)		3.3	(6.1)
Change in unrealized gains/losses on derivatives	34.3		(12.0)	22.3

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6.9)		2.4	(4.5)
Change in pension and other postretirement benefits liability	(6.9)		2.4	(4.5)
Change in Accumulated other comprehensive income (loss)	$3,091.7		$(1,076.9)	$2,014.8
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

The Company's effective tax rates for the three and six months ended June 30, 2017 were 5.1% and (7.1)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2017 primarily due to the effect of the relative dividends received deduction ("DRD"), noncontrolling interest, and change in the realizability of certain capital deferred tax assets.

The Company's effective tax rates for the three and six months ended June 30, 2016 were 11.1% and 16.8%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the relative DRD and noncontrolling interest.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Tax Regulatory Matters

During 2016, the Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2015. The audit settlements did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2016 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 and 2017.

11.    Financing Agreements

Short-term Debt

As of June 30, 2017, the Company had $735.9 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. As of December 31, 2016, the Company did not have any short-term borrowings outstanding.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of June 30, 2017 and December 31, 2016:

	Maturity	June 30, 2017	December 31, 2016
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$143.1	$142.9
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	185.9	185.8
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	13.6	13.6
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	93.6	93.7
1.00% Windsor Property Loan	06/14/2027	4.9	4.9
5.5% Senior Notes, due 2022	07/15/2022	360.9	360.7
2.9% Senior Notes, due 2018	02/15/2018	735.9	825.0
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738.4	738.2
5.7% Senior Notes, due 2043	07/15/2043	394.4	394.3
3.65% Senior Notes, due 2026	06/15/2026	494.9	494.2
4.8% Senior Notes, due 2046	06/15/2046	296.5	296.2
Subtotal		3,462.1	3,549.5
Less: Current portion of long-term debt		735.9	—
Total		$2,726.2	$3,549.5
(1) Guaranteed by ING Group.

Senior Notes

During the six months ended June 30, 2017, Voya Financial, Inc. repurchased $90.0 of the outstanding principal amount of 2.9% Senior Notes due February 15, 2018 (the "2018 Notes"). In connection with this transaction, the Company incurred a loss on debt extinguishment of $1.1 for the six months ended June 30, 2017, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

On July 5, 2017, Voya Financial, Inc. issued $400.0 of unsecured 3.125% Senior Notes due 2024 (the "2024 Notes") in a registered public offering. The 2024 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings Inc. ("Voya Holdings"). Interest is paid semi-annually, in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The offering resulted in aggregate net proceeds to the Company of approximately $395.2, after deducting commissions and estimated expenses. The Company intends to use all of the net proceeds of the offering to redeem a portion of its 2018 Notes and to pay accrued interest, related premiums, fees and expenses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On July 12, 2017, the Company delivered to the holders of the 2018 Notes a notice of redemption.The Company has elected to redeem $400.0 in aggregate principal amount of the outstanding 2018 Notes, and the redemption date is scheduled for August 11, 2017.

Aetna Notes

As of June 30, 2017, the outstanding principal amount of the Aetna Notes was $426.5, which is guaranteed by ING Group. During the six months ended June 30, 2017, the Company deposited $2.9 of collateral into a control account benefiting ING Group with a third-party collateral agent, thereby increasing the remaining collateral balance to $130.3. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

The Company has a senior unsecured credit facility, with a revolving credit sublimit of $750.0 and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

As of June 30, 2017, there were no amounts outstanding as revolving credit borrowings and $346.7 of LOCs outstanding under the senior unsecured credit facility.

Other Credit Facilities

Effective July 13, 2017, Security Life of Denver International Limited ("SLDI") entered into a master transaction agreement with a third party. Upon entry into this facility, SLDI caused a note issued under the facility, in an initial notional amount of $1.245 billion, to be deposited into a credit for reinsurance trust.  The note serves as collateral supporting an affiliated reinsurance agreement and replaces $1.25 billion of letters of credit that had previously served as collateral.  Consequently, letters of credit totaling $1.25 billion were cancelled upon the deposit of the note into the credit for reinsurance trust.

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

As of June 30, 2017, the Company had off-balance sheet commitments to acquire mortgage loans of $356.7 and purchase limited partnerships and private placement investments of $1,610.9, of which $420.4 related to consolidated investment entities. As of December 31, 2016, the Company had off-balance sheet commitments to acquire mortgage loans of $1,070.3 and purchase limited partnerships and private placement investments of $1,391.0, of which $310.7 related to consolidated investment entities.

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

	June 30, 2017	December 31, 2016
Fixed maturity collateral pledged to FHLB (1)	$265.2	$405.5
FHLB restricted stock(2)	27.6	32.7
Other fixed maturities-state deposits	206.5	207.9
Securities pledged(3)	2,023.9	2,157.1
Total restricted assets	$2,523.2	$2,803.2
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,265.6 and $1,403.8 as of June 30, 2017 and December 31, 2016, respectively. In addition, as of June 30, 2017 and December 31, 2016, the Company delivered securities as collateral of $758.3 and $753.3, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2017 and December 31, 2016, the Company had $175.2 and $300.0, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, assets with a market value of approximately $265.2 and $405.5, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Subsequent to June 30, 2017, the Company issued an additional $215.0 of funding agreements to the FHLB and pledged assets as required collateral.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.0.

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

Litigation also includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement Insurance and Annuity Company ("VRIAC") “Group Annuity Contract Stable Value Funds.” Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 7, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint.

Litigation also includes Patrico v. Voya Financial, Inc., et al (USDC SDNY, No. 1:16-cv-07070) (filed September 9, 2016), a putative class action in which plaintiff, a participant in a 401(k) Plan, seeks to represent a class of plans “for which Voya or its subsidiaries provide recordkeeping, investment management or investment advisory services and for which Financial Engines provides investment advice to plan participants.” Plaintiff alleges that the Company and its affiliates have violated ERISA by charging unreasonable fees in connection with in-plan investment advice provided in conjunction with Financial Engines, a third-party investment adviser. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On June 20,

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. On July 19, 2017, the plaintiff filed an amended complaint.

Contingencies related to Performance-based Incentive Fees on Private Equity Funds

Certain performance fees related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such fees, if accrued or paid to the Company during such term, are subject to later reversal based on subsequent fund performance. In an instance where carried interest that has been reversed in a prior period is re-earned, the carried interest can be recognized in the period in which fund performance exceeds stated investment hurdle rates.

For the three and six months ended June 30, 2017, approximately $28.4 in previously reversed accrued carried interest, associated with one private equity fund, was re-recognized as a result of an increase in fund performance through June 30, 2017. For the three and six months ended June 30, 2016, approximately $12.5 and $30.2, respectively in previously accrued carried interest, associated with the above private equity fund, was reversed as a result of a decline in fund performance. As of June 30, 2017, approximately $62.8 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $581.8 and $587.4 as of June 30, 2017 and December 31, 2016, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 6 CLOs as of June 30, 2017 and December 31, 2016.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership.  As of June 30, 2017 and December 31, 2016, the Company consolidated 13 funds, which were structured as partnerships.

Registered Investment Companies

The Company consolidates two sponsored investment funds accounted for as VOEs because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2017	December 31, 2016
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$145.8	$133.0
Corporate loans, at fair value using the fair value option	1,602.5	1,920.3
Limited partnerships/corporations, at fair value	1,618.1	1,770.3
Other assets	30.2	31.9
Total VIE assets	3,396.6	3,855.5
VOEs
Cash and cash equivalents	0.1	0.2
Corporate loans, at fair value using the fair value option	33.5	32.2
Limited partnerships/corporations, at fair value	237.1	166.0
Other assets	11.8	2.1
Total VOE assets	282.5	200.5
Total assets of consolidated investment entities	$3,679.1	$4,056.0

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$1,630.2	$1,967.2
Other liabilities	515.4	521.1
Total VIE liabilities	2,145.6	2,488.3
VOEs
Other liabilities	9.7	6.7
Total VOE liabilities	9.7	6.7
Total liabilities of consolidated investment entities	$2,155.3	$2,495.0

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

CLO Entities

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2017 and 2025, paying interest at LIBOR or PRIME plus a spread of up to 12.0%. As of June 30, 2017 and December 31, 2016, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $24.6 and $43.1, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2017 and December 31, 2016.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.2% for the more senior tranches to 6.6% for the more subordinated tranches. CLO notes mature at various dates between 2020 and 2027 and have a weighted average maturity of 9.0 years as of June 30, 2017. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2017 and December 31, 2016, the Level 3 assets and liabilities were immaterial.

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

As of June 30, 2017 and December 31, 2016, certain private equity funds maintained term loans and revolving lines of credit of $846.6 and $596.6, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150-155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2017 and December 31, 2016, outstanding borrowings amount to $438.3 and $430.6, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

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

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$145.8	$—	$—	$—	$145.8
Corporate loans, at fair value using the fair value option	—	1,599.8	2.7	—	1,602.5
Limited partnerships/corporations, at fair value	—	—	—	1,618.1	1,618.1
VOEs
Cash and cash equivalents	0.1	—	—	—	0.1
Corporate loans, at fair value using the fair value option	—	33.5	—	—	33.5
Limited partnerships/corporations, at fair value	—	172.6	—	64.5	237.1
Total assets, at fair value	$145.9	$1,805.9	$2.7	$1,682.6	$3,637.1
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,630.2	$—	$—	$1,630.2
Total liabilities, at fair value	$—	$1,630.2	$—	$—	$1,630.2

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2017 and June 30, 2016, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

The Company deconsolidated two investment entities during the three and six months ended June 30, 2017. Upon the Company’s quarterly assessment of consolidation, the Company determined it was no longer the primary beneficiary of two consolidated CLOs due to a reduction in the Company’s investment in each CLO upon closing. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. During the three and six months ended June 30, 2016, the Company did not deconsolidate any investment entities.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2017 and December 31, 2016, the Company held $219.3 and $110.4 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$219.3	$219.3	$110.4	$110.4
Limited partnership/corporations	929.5	929.5	758.6	758.6

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents restructuring expense, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,	Cumulative Amounts Incurred to Date
	2017	2017
Severance benefits	$2.8	$13.0	$38.5
Other costs	2.3	4.3	12.6
Total restructuring expense	$5.1	$17.3	$51.1

Total restructuring expense is reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of the Company's segments.

The following table presents the accrued liability associated with restructuring expenses as of June 30, 2017:

	Severance Benefits	Other Costs		Total
Accrued liability as of January 1, 2017	$21.5	$1.9		$23.4
Charged to expense	13.0	4.3		17.3
Payments	(10.3)	(4.8)		(15.1)
Accrued liability as of June 30, 2017	$24.2	$1.4	(1)	$25.6
(1)Represents services performed but not yet paid.

On July 31, 2017, the Company executed a 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70- $90 per year, with a total cumulative 5-year cost of approximately $400. Included in these costs are approximately $35 of transition costs, which are included in the restructuring amounts below. This initiative, which is a component of the Company’s previously announced 2016 Restructuring program, will improve expense efficiency and upgrade technology capabilities. The third-party servicing agreement will result in severance, asset write-off, transition and other costs to implement these changes. Consequently, the Company will incur additional restructuring expenses of approximately $40 - $45 and $15 - $20 in the third and fourth quarters of 2017, respectively. Beyond 2017, the Company anticipates additional restructuring expenses related to this initiative of approximately $25 - $30 for the year ended December 31, 2018 and an immaterial amount of restructuring expenses thereafter. The Company incurred an immaterial amount of restructuring expense related to this initiative during the three months ended June 30, 2017. The restructuring expenses to be incurred in the fourth quarter of 2017 and for the year ended December 31, 2018 will mainly reflect the transition costs to implement this information technology services agreement. The asset write-off costs that the Company will incur as a result of this program, which are included in the restructuring amounts above, will approximate $10 - $20 in the third quarter of 2017. Thereafter, an immaterial amount of asset write-off costs will be incurred.

In addition to the restructuring and asset write-off costs incurred above, the reduction in employees from the execution of the contract described above will cause the aggregate reduction in employees under the Company’s 2016 Restructuring program to trigger a remeasurement of the Company’s qualified and non-qualified defined benefit pension plans. In accordance with the provisions of ASC 715 Compensation - Retirement Benefits, the Company expects to remeasure the plan liabilities of the Voya Retirement Plan and the active non-qualified plan to determine curtailment effects during the third quarter of 2017. The remeasurement will reflect assumptions at the date of the remeasurement, including the discount rate and return on plan assets as of that date. The Company estimates that the aggregate reduction in employees will result in a pre-tax curtailment loss of less than $5 and an actuarial loss recognition at the time of remeasurement of no more than $50 due to a reduction in the discount rate, reflecting the current interest rate environment. These estimates are subject to change as the Company completes the remeasurements of the impacted plans during the third quarter of 2017. This remeasurement, which is triggered by the curtailment, is an acceleration of the remeasurement that the Company would typically conduct during the fourth quarter in accordance with its accounting policies; a further remeasurement will also be conducted during the fourth quarter that will incorporate assumptions as of that time.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

All restructuring and curtailment costs under this program will be excluded from Operating earnings before income taxes.

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

Operating earnings before income taxes, when presented on a consolidated basis, also does not reflect the results of operations of the Company's CBVA segment because this segment is managed to focus on protecting regulatory and rating agency capital rather than achieving operating metrics or generating net income. As a result of this focus on regulatory and rating agency capital, the financial results of the CBVA segment presented in accordance with U.S. GAAP tend to exhibit a high degree of volatility based on factors, such as the asymmetry between the accounting for certain liabilities and the corresponding hedging assets, and gains and losses due to changes in nonperformance risk, that are not necessarily reflective of the economic costs and benefits of the CBVA business. When the Company presents the adjustments to Income (loss) before income taxes on a consolidated basis, each adjustment excludes the relative portions attributable to the Company's CBVA segment and the relative portions attributable to businesses exited through reinsurance or divestment.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles operating earnings before income taxes for the segments to Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retirement	$32.9	$140.5	$181.0	$244.2
Investment Management	84.9	31.8	134.2	54.5
Annuities	65.8	72.6	129.3	123.3
Individual Life	62.3	50.3	94.0	91.4
Employee Benefits	27.0	32.3	37.6	53.1
Corporate	(88.8)	(92.4)	(160.9)	(161.6)
Total operating earnings before income taxes	184.1	235.1	415.2	404.9

Adjustments:
Closed Block Variable Annuity	(28.0)	56.5	(415.1)	102.5
Net investment gains (losses) and related charges and adjustments	3.4	(24.7)	(22.9)	(85.1)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	24.9	21.2	66.4	114.7
Income (loss) related to businesses exited through reinsurance or divestment	0.8	0.5	(4.5)	2.1
Income (loss) attributable to noncontrolling interest	52.0	(25.5)	53.1	(24.8)
Loss related to early extinguishment of debt	—	(102.4)	(0.7)	(104.1)
Other adjustments to operating earnings	(6.1)	(7.6)	(19.8)	(15.8)
Income (loss) before income taxes	$231.1	$153.1	$71.7	$394.4

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

The summary below reconciles Operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retirement	$629.8	$722.3	$1,255.0	$1,660.0
Investment Management	203.3	142.4	374.7	274.6
Annuities	298.1	319.1	599.5	622.1
Individual Life	628.6	624.9	1,258.6	1,248.9
Employee Benefits	442.9	400.8	889.1	800.5
Corporate	14.4	32.9	28.8	61.6
Total operating revenues	2,217.1	2,242.4	4,405.7	4,667.7

Adjustments:
Closed Block Variable Annuity	154.0	362.0	97.9	815.0
Net realized investment gains (losses) and related charges and adjustments	(1.2)	(39.6)	(40.3)	(147.3)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	43.2	35.6	89.6	165.7
Revenues related to businesses exited through reinsurance or divestment	48.4	66.1	68.8	124.6
Revenues attributable to noncontrolling interest	81.8	3.5	100.3	26.0
Other adjustments to operating revenues	45.5	26.0	80.2	53.6
Total revenues	$2,588.8	$2,696.0	$4,802.2	$5,705.3

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Management intersegment revenues	$42.6	$40.7	$86.5	$80.7

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2017	December 31, 2016
Retirement	$108,669.2	$101,047.9
Investment Management	544.7	512.9
Annuities	26,129.6	25,793.4
Individual Life	27,443.7	26,850.7
Employee Benefits	2,674.4	2,548.8
Closed Block Variable Annuity	41,905.8	43,141.0
Corporate	9,376.5	10,872.5
Total assets, before consolidation (1)	216,743.9	210,767.2
Consolidation of investment entities	3,094.9	3,467.9
Total assets	$219,838.8	$214,235.1
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

16.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of June 30, 2017 and December 31, 2016, their results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and its statement of cash flows for the six months ended June 30, 2017 and 2016.

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018, the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046 (collectively, the "Senior Notes") and the 5.65% fixed-to-floating rate junior subordinated notes due 2053 (the "Junior Subordinated Notes"), each issued by Parent Issuer, are fully and unconditionally guaranteed by Subsidiary Guarantor, a 100% owned subsidiary of Parent Issuer. No other subsidiary of Parent Issuer guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Parent Issuer does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Subsidiary Guarantor for amounts due and payable. Effective July 5, 2017, the Company issued the 2024 Notes which are also fully and unconditionally guaranteed by Subsidiary Guarantor. See the Financing Agreements Note to these Condensed Consolidated Financial Statements for additional information.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$70,254.2	$(15.2)	$70,239.0
Fixed maturities, at fair value using the fair value option	—	—	3,774.9	—	3,774.9
Equity securities, available-for-sale, at fair value	105.4	—	198.6	—	304.0
Short-term investments	211.9	—	321.7	—	533.6
Mortgage loans on real estate, net of valuation allowance	—	—	12,689.7	—	12,689.7
Policy loans	—	—	1,906.0	—	1,906.0
Limited partnerships/corporations	—	—	929.5	—	929.5
Derivatives	50.2	—	1,446.0	(99.6)	1,396.6
Investments in subsidiaries	14,845.7	10,809.3	—	(25,655.0)	—
Other investments	—	0.6	53.4	—	54.0
Securities pledged	—	—	2,023.9	—	2,023.9
Total investments	15,213.2	10,809.9	93,597.9	(25,769.8)	93,851.2
Cash and cash equivalents	372.0	2.0	2,193.4	—	2,567.4
Short-term investments under securities loan agreements, including collateral delivered	10.7	—	945.8	—	956.5
Accrued investment income	—	—	892.5	—	892.5
Premium receivable and reinsurance recoverable	—	—	7,277.5	—	7,277.5
Deferred policy acquisition costs and Value of business acquired	—	—	4,434.3	—	4,434.3
Sales inducements to contract owners	—	—	224.4	—	224.4
Deferred income taxes	546.0	37.3	1,173.6	—	1,756.9
Goodwill and other intangible assets	—	—	197.8	—	197.8
Loans to subsidiaries and affiliates	291.7	—	—	(291.7)	—
Due from subsidiaries and affiliates	3.0	0.1	2.9	(6.0)	—
Other assets	18.7	—	991.7	—	1,010.4
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,855.2	—	1,855.2
Cash and cash equivalents	—	—	145.9	—	145.9
Corporate loans, at fair value using the fair value option	—	—	1,636.0	—	1,636.0
Other assets	—	—	42.0	—	42.0
Assets held in separate accounts	—	—	102,990.8	—	102,990.8
Total assets	$16,455.3	$10,849.3	$218,601.7	$(26,067.5)	$219,838.8

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$21,291.3	$—	$21,291.3
Contract owner account balances	—	—	70,603.9	—	70,603.9
Payables under securities loan agreement, including collateral held	—	—	1,975.9	—	1,975.9
Short-term debt	735.9	144.0	147.7	(291.7)	735.9
Long-term debt	2,285.1	437.8	18.5	(15.2)	2,726.2
Funds held under reinsurance agreements	—	—	758.6	—	758.6
Derivatives	50.2	—	457.5	(99.6)	408.1
Pension and other postretirement provisions	—	—	636.8	—	636.8
Current income taxes	(19.5)	(1.1)	23.4	—	2.8
Due to subsidiaries and affiliates	0.9	—	3.0	(3.9)	—
Other liabilities	50.5	12.6	1,200.2	(2.1)	1,261.2
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,630.2	—	1,630.2
Other liabilities	—	—	525.1	—	525.1
Liabilities related to separate accounts	—	—	102,990.8	—	102,990.8
Total liabilities	3,103.1	593.3	202,262.9	(412.5)	205,546.8
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	13,352.2	10,256.0	15,399.0	(25,655.0)	13,352.2
Noncontrolling interest	—	—	939.8	—	939.8
Total shareholders' equity	13,352.2	10,256.0	16,338.8	(25,655.0)	14,292.0
Total liabilities and shareholders' equity	$16,455.3	$10,849.3	$218,601.7	$(26,067.5)	$219,838.8

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$6.9	$0.1	$1,140.3	$(4.9)	$1,142.4
Fee income	—	—	838.2	—	838.2
Premiums	—	—	577.1	—	577.1
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(0.8)	—	(0.8)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	0.6	—	0.6
Net other-than-temporary impairments recognized in earnings	—	—	(1.4)	—	(1.4)
Other net realized capital gains (losses)	—	0.1	(192.5)	—	(192.4)
Total net realized capital gains (losses)	—	0.1	(193.9)	—	(193.8)
Other revenue	—	—	96.2	—	96.2
Income (loss) related to consolidated investment entities:
Net investment income	—	—	128.7	—	128.7
Total revenues	6.9	0.2	2,586.6	(4.9)	2,588.8
Benefits and expenses:
Policyholder benefits	—	—	828.9	—	828.9
Interest credited to contract owner account balances	—	—	528.4	—	528.4
Operating expenses	2.4	—	689.3	—	691.7
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	234.2	—	234.2
Interest expense	38.7	9.3	1.5	(4.9)	44.6
Operating expenses related to consolidated investment entities:
Interest expense	—	—	26.8	—	26.8
Other expense	—	—	3.1	—	3.1
Total benefits and expenses	41.1	9.3	2,312.2	(4.9)	2,357.7
Income (loss) before income taxes	(34.2)	(9.1)	274.4	—	231.1
Income tax expense (benefit)	(12.1)	(5.8)	69.6	(39.8)	11.9
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(22.1)	(3.3)	204.8	39.8	219.2
Equity in earnings (losses) of subsidiaries, net of tax	189.3	114.2	—	(303.5)	—
Net income (loss) including noncontrolling interest	167.2	110.9	204.8	(263.7)	219.2
Less: Net income (loss) attributable to noncontrolling interest	—	—	52.0	—	52.0
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$167.2	$110.9	$152.8	$(263.7)	$167.2

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$15.8	$0.1	$2,290.5	$(8.5)	$2,297.9
Fee income	—	—	1,689.0	—	1,689.0
Premiums	—	—	1,168.7	—	1,168.7
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(3.1)	—	(3.1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1.3	—	1.3
Net other-than-temporary impairments recognized in earnings	—	—	(4.4)	—	(4.4)
Other net realized capital gains (losses)	—	0.1	(695.1)	—	(695.0)
Total net realized capital gains (losses)	—	0.1	(699.5)	—	(699.4)
Other revenue	—	—	190.0	—	190.0
Income (loss) related to consolidated investment entities:
Net investment income	—	—	156.0	—	156.0
Total revenues	15.8	0.2	4,794.7	(8.5)	4,802.2
Benefits and expenses:
Policyholder benefits	—	—	1,796.9	—	1,796.9
Interest credited to contract owner account balances	—	—	1,038.4	—	1,038.4
Operating expenses	4.7	0.1	1,425.7	—	1,430.5
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	326.9	—	326.9
Interest expense	77.3	18.9	2.8	(8.5)	90.5
Operating expenses related to consolidated investment entities:
Interest expense	—	—	43.7	—	43.7
Other expense	—	—	3.6	—	3.6
Total benefits and expenses	82.0	19.0	4,638.0	(8.5)	4,730.5
Income (loss) before income taxes	(66.2)	(18.8)	156.7	—	71.7
Income tax expense (benefit)	(23.6)	(9.9)	28.4	—	(5.1)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(42.6)	(8.9)	128.3	—	76.8
Equity in earnings (losses) of subsidiaries, net of tax	66.3	340.2	—	(406.5)	—
Net income (loss) including noncontrolling interest	23.7	331.3	128.3	(406.5)	76.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	53.1	—	53.1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$23.7	$331.3	$75.2	$(406.5)	$23.7

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$167.2	$110.9	$204.8	$(263.7)	$219.2
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	762.3	545.5	762.2	(1,307.7)	762.3
Other-than-temporary impairments	0.9	1.1	0.9	(2.0)	0.9
Pension and other postretirement benefits liability	(3.5)	(0.8)	(3.5)	4.3	(3.5)
Other comprehensive income (loss), before tax	759.7	545.8	759.6	(1,305.4)	759.7
Income tax expense (benefit) related to items of other comprehensive income (loss)	265.1	190.2	225.3	(415.5)	265.1
Other comprehensive income (loss), after tax	494.6	355.6	534.3	(889.9)	494.6
Comprehensive income (loss)	661.8	466.5	739.1	(1,153.6)	713.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	52.0	—	52.0
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$661.8	$466.5	$687.1	$(1,153.6)	$661.8

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$23.7	$331.3	$128.3	$(406.5)	$76.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,047.4	729.2	1,047.4	(1,776.6)	1,047.4
Other-than-temporary impairments	11.9	10.1	11.9	(22.0)	11.9
Pension and other postretirement benefits liability	(7.0)	(1.6)	(7.0)	8.6	(7.0)
Other comprehensive income (loss), before tax	1,052.3	737.7	1,052.3	(1,790.0)	1,052.3
Income tax expense (benefit) related to items of other comprehensive income (loss)	367.1	257.0	367.1	(624.1)	367.1
Other comprehensive income (loss), after tax	685.2	480.7	685.2	(1,165.9)	685.2
Comprehensive income (loss)	708.9	812.0	813.5	(1,572.4)	762.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	53.1	—	53.1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$708.9	$812.0	$760.4	$(1,572.4)	$708.9

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(55.6)	$66.9	$611.9	$(68.0)	$555.2
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	7,072.1	—	7,072.1
Equity securities, available-for-sale	13.8	—	2.0	—	15.8
Mortgage loans on real estate	—	—	661.6	—	661.6
Limited partnerships/corporations	—	—	143.5	—	143.5
Acquisition of:
Fixed maturities	—	—	(6,470.6)	—	(6,470.6)
Equity securities, available-for-sale	(16.8)	—	(13.4)	—	(30.2)
Mortgage loans on real estate	—	—	(1,625.3)	—	(1,625.3)
Limited partnerships/corporations	—	—	(220.1)	—	(220.1)
Short-term investments, net	0.1	—	287.4	—	287.5
Policy loans, net	—	—	55.5	—	55.5
Derivatives, net	—	—	(348.8)	—	(348.8)
Other investments, net	—	—	(5.5)	—	(5.5)
Sales from consolidated investments entities	—	—	1,214.4	—	1,214.4
Purchases within consolidated investment entities	—	—	(1,389.2)	—	(1,389.2)
Issuance of intercompany loans with maturities more than three months	(22.0)	—	—	22.0	—
Net maturity of short-term intercompany loans	8.3	—	10.5	(18.8)	—
Return of capital contributions and dividends from subsidiaries	770.0	770.0	—	(1,540.0)	—
Capital contributions to subsidiaries	(50.0)	—	—	50.0	—
Collateral received (delivered), net	—	—	(36.3)	—	(36.3)
Purchases of fixed assets, net	—	—	(26.1)	—	(26.1)
Net cash provided by (used in) investing activities	703.4	770.0	(688.3)	(1,486.8)	(701.7)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,578.0	—	3,578.0
Maturities and withdrawals from investment contracts	—	—	(3,921.1)	—	(3,921.1)
Repayment of debt with maturities of more than three months	(90.0)	—	—	—	(90.0)
Proceeds of intercompany loans with maturities of more than three months	—	—	22.0	(22.0)	—
Net (repayments of) proceeds from short-term intercompany loans	(10.5)	(67.2)	58.9	18.8	—
Return of capital contributions and dividends to parent	—	(770.0)	(838.0)	1,608.0	—
Contributions of capital from parent	—	—	50.0	(50.0)	—
Borrowings of consolidated investment entities	—	—	737.7	—	737.7
Repayments of borrowings of consolidated investment entities	—	—	(725.1)	—	(725.1)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	656.2	—	656.2
Proceeds from issuance of common stock, net	1.3	—	—	—	1.3
Share-based compensation	(7.2)	—	—	—	(7.2)
Common stock acquired - Share repurchase	(422.8)	—	—	—	(422.8)
Dividends paid	(3.8)	—	—	—	(3.8)
Net cash provided by (used in) financing activities	(533.0)	(837.2)	(381.4)	1,554.8	(196.8)
Net (decrease) increase in cash and cash equivalents	114.8	(0.3)	(457.8)	—	(343.3)
Cash and cash equivalents, beginning of period	257.2	2.3	2,651.2	—	2,910.7
Cash and cash equivalents, end of period	$372.0	$2.0	$2,193.4	$—	$2,567.4

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(260.2)	$100.1	$1,960.2	$(137.0)	$1,663.1
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	6,700.8	—	6,700.8
Equity securities, available-for-sale	9.2	—	72.3	—	81.5
Mortgage loans on real estate	—	—	685.8	—	685.8
Limited partnerships/corporations	—	—	132.7	—	132.7
Acquisition of:
Fixed maturities	—	—	(7,396.0)	—	(7,396.0)
Equity securities, available-for-sale	(13.4)	—	(21.7)	—	(35.1)
Mortgage loans on real estate	—	—	(1,447.2)	—	(1,447.2)
Limited partnerships/corporations	—	—	(166.8)	—	(166.8)
Short-term investments, net	—	—	216.6	—	216.6
Policy loans, net	—	—	4.2	—	4.2
Derivatives, net	1.3	—	(495.5)	—	(494.2)
Other investments, net	—	0.1	2.1	—	2.2
Sales from consolidated investments entities	—	—	903.6	—	903.6
Purchases within consolidated investment entities	—	—	(603.2)	—	(603.2)
Maturity of intercompany loans with maturities more than three months	0.3	—	—	(0.3)	—
Net maturity of short-term intercompany loans	(126.3)	—	—	126.3	—
Return of capital contributions from subsidiaries	792.0	656.0	—	(1,448.0)	—
Capital contributions to subsidiaries	(35.0)	(5.0)	—	40.0	—
Collateral received (delivered), net	—	—	861.2	—	861.2
Purchases of fixed assets, net	—	—	(36.3)	—	(36.3)
Net cash provided by (used in) investing activities	628.1	651.1	(587.4)	(1,282.0)	(590.2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,190.4	—	4,190.4
Maturities and withdrawals from investment contracts	—	—	(3,318.4)	—	(3,318.4)
Proceeds from issuance of debt with maturities of more than three months	798.2	—	—	—	798.2
Repayment of debt with maturities of more than three months	(659.8)	(48.5)	—	—	(708.3)
Debt issuance costs	(14.4)	—	—	—	(14.4)
Intercompany loans with maturities of more than three months	—	—	(0.3)	0.3	—
Net (repayments of) proceeds from short-term intercompany loans	—	73.2	53.1	(126.3)	—
Return of capital contributions and dividends to parent	—	(792.0)	(793.0)	1,585.0	—
Contributions of capital from parent	—	—	40.0	(40.0)	—
Borrowings of consolidated investment entities	—	—	43.0	—	43.0
Repayments of borrowings of consolidated investment entities	—	—	(296.4)	—	(296.4)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	17.6	—	17.6
Share-based compensation	(6.3)	—	—	—	(6.3)
Common stock acquired - Share repurchase	(487.2)	—	—	—	(487.2)
Dividends paid	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) financing activities	(373.6)	(767.3)	(64.0)	1,419.0	214.1
Net (decrease) increase in cash and cash equivalents	(5.7)	(16.1)	1,308.8	—	1,287.0
Cash and cash equivalents, beginning of period	378.1	18.4	2,116.2	—	2,512.7
Cash and cash equivalents, end of period	$372.4	$2.3	$3,425.0	$—	$3,799.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016 and financial condition as of June 30, 2017 and December 31, 2016. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report on Form 10-K").

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

Beginning in the fourth quarter of 2016, we accelerated the run-off of a block of GICs and funding agreements including the termination of certain FHLB funding agreements. The last GIC and funding agreements supporting this block matured or were terminated by June 30, 2017.

Recent Events

On July 31, 2017, we entered into a servicing agreement with a third-party service provider (the “service provider”). Under the agreement, the service provider will provide the Company with a broad range of information technology services such as application development and maintenance; infrastructure management and support including for servers, storage and network devices; service desk; security; general service and operations management; and disaster recovery and business continuity. The service provider will be responsible for providing certain computing assets such as server and network hardware. There will be a transition period in connection with the service provider assuming responsibility for these operations. We will retain responsibility for, among other things, our technology architecture, security strategy, program governance and regulatory oversight responsibilities. The agreement is designed to allow for additional statements of work for additional projects and services to be added in the future.
As part of the transaction, we expect that certain of our employees will become employees of the service provider, and that certain current employee positions will be eliminated. Under the terms of the agreement, employees of the Company transferring to the service provider will become part of the team providing services to the Company under the agreement for a minimum period of between one and two years. The services will be provided on our premises, and also at the service provider’s facilities both inside and outside of the United States.
The initial term of the agreement is for five years. We have the right to extend the initial term for up to three optional extension periods of one year each, by giving notice the service provider no less than 60 days prior to the end of the then-current term. Further, we have additional rights to extend the agreement for up to an additional 24 months as part of the service provider’s assistance obligations; this extension right applies to any expiration or early termination of the agreement.
See Restructuring in Part I, Item 2. of this Quarterly Report on Form 10-Q for further discussion regarding the restructuring expenses expected to be incurred.

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

Interest Rate Environment

While interest rates moved higher after the U.S. presidential election, interest rates remain at levels that are low by historical standards. Despite the significant trend upward late in 2016, the overall yield curve moved only modestly higher over the course of 2016. Late 2016 increases in rates only partially offset a lower and flatter yield curve through the first half of the year, resulting in average annual interest rates being lower than that of 2015. To date in 2017, there has been another broad-based rally in Treasury securities, reversing much of the late 2016 bond market selloff.  The yield curve has flattened materially with increases in front end yields driven by monetary policy, and compressing long-end yields driven by a repricing of long-run inflation expectations. The Federal Reserve followed its March rate hike with another rate increase in June, pushing the target rate to 1.25%. In addition to this rate increase, the Federal Reserve outlined its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates. Ultra-low yields throughout the developed world have served to keep U.S. Treasury rates low.

The continued low interest rate environment has affected, and may continue to affect, the demand for our products in various ways. While interest rates continue to remain low by historical standards, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently attractive to customers and meet our economic targets. Our financial performance may be adversely affected by the current low interest rate environment, or by rapidly increasing rates.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our general account investment portfolio, which was approximately $91.9 billion as of June 30, 2017, consists predominantly of fixed income investments and had an annualized average yield of approximately 5.0% in the second quarter of 2017. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments in the remainder of 2017 will earn an average yield in the range of 3.75% to 4.25%. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. For the three and six months ended June 30, 2017, our carried interest total net results were a gain of $31.8 million, including the recovery of $28.4 million of carried interest reversed in prior periods. For the three and six months ended June 30, 2016, our carried interest total net results were a loss of $12.2 million and $28.0 million, respectively, including the reversal of approximately $12.5 million and $30.2 million, respectively, in previously accrued carried interest. As of June 30, 2017, approximately $62.8 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdle rates are not maintained throughout the remaining life of the funds.

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

For the three and six months ended June 30, 2017, these initiatives resulted in restructuring expenses of $5.1 million and $17.3 million, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from

Operating earnings before income taxes. These expenses are classified as a component of Other adjustments to operating earnings and consequently are not included in the operating results of our segments.

On July 31, 2017, we executed a 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 million per year, with a total cumulative 5-year cost of approximately $400 million. Included in these costs are approximately $35 million of transition costs, which are included in the restructuring amounts below. This initiative, which is a component of our previously announced 2016 Restructuring program, will improve expense efficiency and upgrade technology capabilities. The third-party servicing agreement will result in severance, asset write-off, transition and other costs. Consequently, we will incur additional restructuring expenses of approximately $40 - $45 million and $15 - $20 million in the third and fourth quarters of 2017, respectively. Beyond 2017, we anticipate additional restructuring expenses related to this initiative of approximately $25 - $30 million for the year ended December 31, 2018 and an immaterial amount of restructuring expenses thereafter. We incurred an immaterial amount of restructuring expense related to this initiative during the three months ended June 30, 2017. The restructuring expenses to be incurred in the fourth quarter of 2017 and for the year ended December 31, 2018 will mainly reflect the transition costs to implement this information technology services agreement. The asset write-off costs that we will incur as a result of this program, which are included in the restructuring amounts above, will approximate $10 - $20 million in the third quarter of 2017. Thereafter, an immaterial amount of asset write-off costs will be incurred.

In addition to the restructuring and asset write-off costs incurred above, the reduction in employees from the execution of the contract described above will cause our aggregate reduction in employees under our 2016 Restructuring program to trigger a remeasurement of our qualified and non-qualified defined benefit pension plans. In accordance with the provisions of ASC 715 Compensation - Retirement Benefits, we expect to remeasure the Voya Retirement Plan and the active nonqualified plan to determine curtailment effects during the third quarter of 2017. The remeasurement will reflect assumptions at the date of the remeasurement, including the discount rate and return on plan assets as of that date. We estimate that the aggregate reduction in employees will result in a pre-tax curtailment loss of less than $5 million and an actuarial loss recognition at the time of remeasurement of no more than $50 million due to a reduction in the discount rate, reflecting the current interest rate environment. These estimates are subject to change as we complete the remeasurements of the impacted plans during the third quarter of 2017. This remeasurement, which is triggered by the curtailment, is an acceleration of the remeasurement that we would typically conduct during the fourth quarter in accordance with our accounting policies; a further remeasurement will also be conducted during the fourth quarter that will incorporate assumptions as of that time.
All restructuring and curtailment costs under this program will be excluded from Operating earnings before income taxes.
As we develop and approve additional restructuring plans, we will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated, and are not reflected in our run-rate cost savings estimates for 2018.
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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Net investment income	$1,142.4	$1,175.2	$2,297.9	$2,269.3
Fee income	838.2	826.7	1,689.0	1,652.5
Premiums	577.1	711.6	1,168.7	1,678.4
Net realized capital gains (losses)	(193.8)	(101.3)	(699.4)	(90.6)
Other revenue	96.2	84.6	190.0	167.4
Income (loss) related to consolidated investment entities:
Net investment income	128.7	(0.8)	156.0	28.3
Total revenues	2,588.8	2,696.0	4,802.2	5,705.3
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,357.3	1,549.7	2,835.3	3,425.4
Operating expenses	691.7	716.4	1,430.5	1,436.6
Net amortization of Deferred policy acquisition costs and Value of business acquired	234.2	98.0	326.9	200.5
Interest expense	44.6	149.7	90.5	197.4
Operating expenses related to consolidated investment entities:
Interest expense	26.8	27.7	43.7	48.7
Other expense	3.1	1.4	3.6	2.3
Total benefits and expenses	2,357.7	2,542.9	4,730.5	5,310.9
Income (loss) before income taxes	231.1	153.1	71.7	394.4
Income tax expense (benefit)	11.9	17.1	(5.1)	66.1
Net income (loss)	219.2	136.0	76.8	328.3
Less: Net income (loss) attributable to noncontrolling interest	52.0	(25.5)	53.1	(24.8)
Net income (loss) available to our common shareholders	$167.2	$161.5	$23.7	$353.1

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating expenses:
Commissions	$240.9	$255.8	$489.5	$500.8
General and administrative expenses:
Restructuring expenses	5.1	—	17.3	—
Strategic Investment Program	23.0	31.3	42.8	64.6
Other general and administrative expenses	510.3	532.8	1,060.8	1,074.3
Total general and administrative expenses	538.4	564.1	1,120.9	1,138.9
Total operating expenses, before DAC/VOBA deferrals	779.3	819.9	1,610.4	1,639.7
DAC/VOBA deferrals	(87.6)	(103.5)	(179.9)	(203.1)
Total operating expenses	$691.7	$716.4	$1,430.5	$1,436.6

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2017	2016
AUM and AUA:
Retirement	$343,233.5	$303,247.3
Investment Management	267,920.4	252,944.9
Annuities	28,429.6	27,337.6
Individual Life	15,418.1	15,105.5
Employee Benefits	1,863.9	1,809.2
Closed Block Variable Annuity	37,352.5	37,634.2
Eliminations/Other	(177,273.2)	(172,273.5)
Total AUM and AUA	$516,944.8	$465,805.2

AUM	301,396.3	276,326.1
AUA	215,548.5	189,479.1
Total AUM and AUA	$516,944.8	$465,805.2

The following table presents the relative contributions of each segment to Operating earnings before income taxes for the periods indicated and a reconciliation of Operating earnings before income taxes to Income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Retirement	$32.9	$140.5	$181.0	$244.2
Investment Management	84.9	31.8	134.2	54.5
Annuities	65.8	72.6	129.3	123.3
Individual Life	62.3	50.3	94.0	91.4
Employee Benefits	27.0	32.3	37.6	53.1
Corporate	(88.8)	(92.4)	(160.9)	(161.6)
Total operating earnings before income taxes	184.1	235.1	415.2	404.9

Adjustments:
Closed Block Variable Annuity(1)	(28.0)	56.5	(415.1)	102.5
Net investment gains (losses) and related charges and adjustments(2)	3.4	(24.7)	(22.9)	(85.1)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments(2)	24.9	21.2	66.4	114.7
Income (loss) related to businesses exited through reinsurance or divestment(2)	0.8	0.5	(4.5)	2.1
Income (loss) attributable to noncontrolling interest(2)	52.0	(25.5)	53.1	(24.8)
Loss related to early extinguishment of debt(2)	—	(102.4)	(0.7)	(104.1)
Other adjustments to operating earnings(2)	(6.1)	(7.6)	(19.8)	(15.8)
Income (loss) before income taxes	$231.1	$153.1	$71.7	$394.4
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

The following table presents the relative contributions of each segment to Operating revenues for the periods indicated and a reconciliation of Operating revenues to Total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Retirement	$629.8	$722.3	$1,255.0	$1,660.0
Investment Management	203.3	142.4	374.7	274.6
Annuities	298.1	319.1	599.5	622.1
Individual Life	628.6	624.9	1,258.6	1,248.9
Employee Benefits	442.9	400.8	889.1	800.5
Corporate	14.4	32.9	28.8	61.6
Total operating revenues	2,217.1	2,242.4	4,405.7	4,667.7

Adjustments:
Closed Block Variable Annuity(1)	154.0	362.0	97.9	815.0
Net realized investment gains (losses) and related charges and adjustments(2)	(1.2)	(39.6)	(40.3)	(147.3)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits(2)	43.2	35.6	89.6	165.7
Revenues related to businesses exited through reinsurance or divestment(2)	48.4	66.1	68.8	124.6
Revenues attributable to noncontrolling interest(2)	81.8	3.5	100.3	26.0
Other adjustments to operating revenues(2)	45.5	26.0	80.2	53.6
Total revenues	$2,588.8	$2,696.0	$4,802.2	$5,705.3
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

The following table presents the adjustment to Income (loss) before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Other-than-temporary impairments	$(1.4)	$(4.1)	$(4.4)	$(14.9)
CMO-B fair value adjustments(1)	(19.3)	2.6	(44.0)	(33.1)
Gains (losses) on the sale of securities	27.0	(10.1)	(14.4)	(61.4)
Other, including changes in the fair value of derivatives	(2.0)	(24.2)	21.4	(17.4)
Total investment gains (losses)	4.3	(35.8)	(41.4)	(126.8)
Net amortization of DAC/VOBA and other intangibles on above	3.7	14.4	16.5	58.7
Net investment gains (losses), including Closed Block Variable Annuity	8.0	(21.4)	(24.9)	(68.1)
Less: Closed Block Variable Annuity net investment gains (losses) and related charges and adjustments	4.6	3.3	(2.0)	17.0
Net investment gains (losses) and related charges and adjustments	$3.4	$(24.7)	$(22.9)	$(85.1)
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Gain (loss), excluding nonperformance risk	$30.3	$0.6	$109.5	$49.4
Gain (loss) due to nonperformance risk	(1.3)	21.7	(29.0)	96.3
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	29.0	22.3	80.5	145.7
Net amortization of DAC/VOBA and sales inducements	(4.1)	(1.1)	(14.1)	(31.0)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$24.9	$21.2	$66.4	$114.7

Notable Items

The table highlights notable items that are included in Operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

During the second quarter of 2017, we solicited customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change, which reduces our exposure to low interest rates on new deposits, transfers and in certain plans existing fixed account assets, resulted in unfavorable unlocking for the Retirement segment of $128.0 million. The unfavorable unlocking was determined based on legally binding consent acceptances received from customers as well as expected future acceptances of consents from customers solicited during the second quarter of 2017. This unfavorable unlocking was recorded in Net amortization of DAC/VOBA for the three and six months ended June 30, 2017 and reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(109.0)	$19.6	$(96.5)	$19.2
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

Consolidated - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Income (Loss)

Net investment income decreased $32.8 million from $1,175.2 million to $1,142.4 million primarily due to:

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower prepayment fee income; and

•	decline in the block size of GICs and funding agreements as a result of continued run-off.

The decrease was partially offset by:

•
higher alternative investment income across segments driven by favorable equity market performance in the current period, including the recovery of previously reversed carried interest in our Investment Management segment; and

•	changes in investment mix and growth in general account assets in our Retirement segment.

Fee income increased $11.5 million from $826.7 million to $838.2 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees; and

•
an increase in average AUM in our Investment Management segment, driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The increase was partially offset by:

•	a decrease related to the continued run-off in our CBVA segment.

Premiums decreased $134.5 million from $711.6 million to $577.1 million primarily due to:

•	lower sales for pension risk transfer contracts in our Retirement segment as this business was closed to new sales at the end of 2016; and

•	lower annuitization of life contingent contracts in our CBVA and Annuities segments.

The decrease was partially offset by:

•	higher premiums driven by stop loss and voluntary block growth in our Employee Benefits segment.

Net realized capital losses increased $92.5 million from $101.3 million to $193.8 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk; and

•	a loss resulting from CMO-B fair value adjustments in the current period compared to a gain in the prior period.

The loss was partially offset by:

•
a net favorable result in our Variable Annuity Hedge Program and guaranteed benefit derivatives, excluding nonperformance risk (refer to our CBVA segment's results of operations for further description); and

•	gains on the sale of securities and favorable changes in the fair value of derivatives.

Other revenue increased $11.6 million from $84.6 million to $96.2 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment; and

•	an increase in performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $192.4 million from $1,549.7 million to $1,357.3 million primarily due to:

•	the discontinuation of sales of pension risk transfer contracts in our Retirement Segment at the end of 2016;

•	net favorable changes in reserves in our CBVA segment as a result of equity market performance and fund returns ; and

•	lower annuitization of life contingent contracts in our CBVA and Annuities segments.

The decrease was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment.

Operating expenses decreased $24.7 million from $716.4 million to $691.7 million primarily due to:

•	higher legal reserve accruals in the prior period;

•	the impact of continued expense management efforts and favorable accrual developments in the current period;

•	lower expenses due to the continued run-off of our CBVA segment; and

•	a decrease in costs associated with our Strategic Investment Program.

The decrease was partially offset by:

•	higher net compensation adjustments in the prior period;

•	higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period; and

•	higher volume-related expenses associated with growth of the business in our Retirement and Employee Benefits segments.

Net amortization of DAC/VOBA increased $136.2 million from $98.0 million to $234.2 million primarily due to:

•	unfavorable changes in DAC/VOBA unlocking associated with changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment.

Interest expense decreased $105.1 million from $149.7 million to $44.6 million primarily due to:

•
debt extinguishment in connection with repurchased debt in 2016. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Quarterly Report on Form 10-Q for further description.

Income before income taxes increased $78.0 million from $153.1 million to $231.1 million primarily due to:

•
lower net losses related to incurred guaranteed benefits and our Variable Annuity Hedge Program, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance;

•	a loss related to early extinguishment of debt in the prior period;

•	a favorable variance attributable to noncontrolling interest;

•	higher Operating earnings before income taxes, excluding DAC/VOBA and other intangibles unlocking, discussed below; and

•	higher Net investment gains (losses) and related charges and adjustments, discussed below.

The increase was partially offset by:

•	changes in the fair value of guaranteed benefit derivatives related to nonperformance risk; and

•
unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment.

Income tax expense decreased $5.2 million from $17.1 million to $11.9 million primarily due to:

•	change in the effect of the relative dividends received deduction ("DRD");

•	noncontrolling interest; and

•	change in the realizability of certain non-life capital deferred tax assets.

The decrease was partially offset by:

•	an increase in income before income taxes

Operating Earnings before Income Taxes

Operating earnings before income taxes decreased $51.0 million from $235.1 million to $184.1 million primarily due to:

•
unfavorable changes in DAC/VOBA and other intangibles unlocking associated with changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment.

Excluding this, Operating earnings before income taxes increased primarily due to:

•
higher alternative investment income across segments driven by favorable equity market performance in the current period, including the recovery of previously reversed carried interest in our Investment Management segment;

•	higher fee based margin due to market improvement and the cumulative impact of positive net flows; and

•
lower Operating expenses primarily due to higher legal reserve accruals in the prior period, the impact of continued expense management efforts and favorable accrual developments in the current period.

The increase was partially offset by:

•	lower prepayment fee income; and

•	the impact of the continued low interest rate environment on reinvestment rates.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Net investment gains (losses) and related charges and adjustments increased $28.1 million from a loss of $24.7 million to a gain of $3.4 million due to:

•	gains on the sales of securities in the current period compared to losses in the prior period; and

•	favorable changes in the fair value of derivatives.

The increase was partially offset by:

•	unfavorable changes in CMO-B fair value adjustments.

Net guaranteed benefit hedging gains and related charges and adjustments increased $3.7 million from $21.2 million to $24.9 million primarily due to:

•	net improvement as a result of changes in interest rates.

The increase was partially offset by:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk.

Income related to businesses exited through reinsurance or divestment changed $0.3 million from $0.5 million to $0.8 million primarily due to:

•	favorable market value changes in assets and liabilities associated with business reinsured.

Loss on early extinguishment of debt of $102.4 million in the prior period is primarily due to:

•
losses incurred in 2016 on early debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $1.5 million from a loss of $7.6 million to a loss of $6.1 million primarily due to:

•	lower rebranding costs in the current period.

The improvement was partially offset by:

•	costs recorded in the current period related to our 2016 Restructuring.

Consolidated - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Income (Loss)

Net investment income increased $28.6 million from $2,269.3 million to $2,297.9 million primarily due to:

•
higher alternative investment income across segments driven by favorable equity market performance in the current period, including the recovery of previously reversed carried interest in our Investment Management segment; and

•	growth in general account assets in our Retirement segment.

The increase was partially offset by:

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower prepayment fee income; and

•	decline in the block size of GICs and funding agreements as a result of continued run-off.

Fee income increased $36.5 million from $1,652.5 million to $1,689.0 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees; and

112

•
an increase in average AUM in our Investment Management segment, driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The increase was partially offset by:

•	a decrease related to the continued run-off in our CBVA segment.

Premiums decreased $509.7 million from $1,678.4 million to $1,168.7 million primarily due to:

•	lower sales for pension risk transfer contracts in our Retirement segment as this business was closed to new sales at the end of 2016; and

•	lower premiums from annuitization of life contingent contracts in our CBVA and Annuities segments.

The decrease was partially offset by:

•	higher Premiums driven stop loss and voluntary block growth in our Employee Benefits segment.

Net realized capital losses increased $608.8 million from $90.6 million to $699.4 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk; and

•	unfavorable market value changes associated with business reinsured.

The loss was partially offset by:

•
a net favorable result in our Variable Annuity Hedge Program and guaranteed benefit derivatives, excluding nonperformance risk (refer to our CBVA segment's results of operations for further description); and

•	lower Net realized investment losses primarily as a result of lower impairments, lower losses on the sale of securities, and favorable changes in the fair value of derivatives.

Other revenue increased $22.6 million from $167.4 million to $190.0 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment; and

•	an increase in performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $590.1 million from $3,425.4 million to $2,835.3 million primarily due to:

•	the discontinuation of sales of pension risk transfer contracts in our Retirement Segment at the end of 2016;

•	net favorable changes in reserves in our CBVA segment, excluding the loss described below, as a result of equity market performance and fund returns;

•	lower annuitization of life contingent contracts in the current period in our CBVA and Annuities segments; and

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured.

The decrease was partially offset by:

•
a loss in the current period associated with an enhanced surrender value offer to repurchase certain variable annuity contracts (refer to Results of Operations - Segment by Segment - Closed Block Variable Annuity below for further description); and

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment.

Operating expenses decreased $6.1 million from $1,436.6 million to $1,430.5 million primarily due to:

•	higher legal reserve accruals in the prior period;

•	decrease in costs associated with our Strategic Investment Program;

•	the impact of continued expense management efforts and favorable accrual developments in the current period; and

•	lower expenses due to the continued run-off of our CBVA segment.

The decrease was partially offset by:

•	higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period; and

•	higher volume-related expenses associated with growth of the business in our Retirement and Employee Benefits segments; and

•	higher net compensation adjustments in the prior period.

Net amortization of DAC/VOBA increased $126.4 million from $200.5 million to $326.9 million primarily due to:

•	unfavorable changes in DAC/VOBA unlocking associated with changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment.

Interest expense decreased $106.9 million from $197.4 million to $90.5 million primarily due to:

•
debt extinguishment in connection with repurchased debt in 2016. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Quarterly Report on Form 10-Q for further description.

Income before income taxes decreased $322.7 million from $394.4 million to $71.7 million primarily due to:

•
changes in the fair value of guaranteed benefit derivatives related to nonperformance risk and a loss associated with an enhanced surrender value offer to repurchase certain variable annuity contracts (refer to Results of Operations - Segment by Segment - Closed Block Variable Annuity below for further description);

•
unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment; and

•	lower Net guaranteed benefit hedging gains and related charges and adjustments, discussed below.

The decrease was partially offset by:

•
lower net losses related to incurred guaranteed benefits and our Variable Annuity Hedge Program, excluding nonperformance risk, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance;

•	higher expenses related to early extinguishment of debt in the prior period;

•	a favorable variance attributable to noncontrolling interest;

•	higher Net investment losses and related charges and adjustments, discussed below; and

•	higher Operating earnings before income taxes, excluding DAC/VOBA and other intangible unlocking, discussed below.

Income tax expense (benefit) changed $71.2 million from an expense of $66.1 million to a benefit of $5.1 million primarily due to:

•	a decrease in income before income taxes;

•	noncontrolling interest; and

•	change in the realizability of certain non-life capital deferred tax assets.

The decrease was partially offset by:

•	change in the effect of the relative DRD.

Operating Earnings before Income Taxes

Operating earnings before income taxes increased $10.3 million from $404.9 million to $415.2 million primarily due to:

•
higher alternative investment income across segments driven by favorable equity market performance in the current period, including the recovery of previously reversed carried interest in our Investment Management segment; and

•	higher fee based margin due to market improvement and the cumulative impact of positive net flows.

The increase was partially offset by:

•
unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment;

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower prepayment fee income; and

•	lower Operating expenses including a decrease in costs associated with our Strategic Investment Program.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

CBVA results are discussed in Results of Operations - Segment by Segment - Closed Block Variable Annuity below.

Net investment losses and related charges and adjustments decreased $62.2 million from $85.1 million to $22.9 million primarily due to:

•	lower losses on the sales of securities in the current period;

•	favorable changes in the fair value of derivatives; and

•	lower impairments in the current period.

The improvement was partially offset by:

•	unfavorable changes in CMO-B fair value adjustments.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $48.3 million from $114.7 million to $66.4 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives due to nonperformance risk.

The decrease was partially offset by:

•	net improvement as a result of changes in interest rates.

Income (loss) related to businesses exited through reinsurance or divestment changed $6.6 million from income of $2.1 million to a loss of $4.5 million primarily due to:

•	unfavorable market value changes in assets and liabilities associated with business reinsured.

Loss related to early extinguishment of debt decreased $103.4 million primarily due to:

•
losses incurred in 2016 on early debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $4.0 million from a loss of $15.8 million to a loss of $19.8 million primarily due to:

•	costs recorded in the current period related to our 2016 Restructuring.

The loss was partially offset by:

•	lower rebranding costs in the current period.

Results of Operations - Segment by Segment

Retirement

The following table presents Operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$419.2	$419.4	$846.0	$820.1
Fee income	184.3	170.2	362.5	335.3
Premiums(1)	4.7	114.6	4.1	469.2
Other revenue	21.6	18.1	42.4	35.4
Total operating revenues	629.8	722.3	1,255.0	1,660.0
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders(1)	242.1	342.7	474.2	919.3
Operating expenses	207.0	213.9	433.5	439.2
Net amortization of DAC/VOBA	147.8	25.2	166.3	57.3
Total operating benefits and expenses	596.9	581.8	1,074.0	1,415.8
Operating earnings before income taxes	$32.9	$140.5	$181.0	$244.2
(1) The year over year decrease is related to pension risk transfer contracts which are no longer offered in 2017.

The following table presents certain notable items that resulted in the volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2017		2016	2017		2016
DAC/VOBA and other intangibles unlocking(1)	$(113.6)	(2)	$10.7	$(100.2)	(2)	$12.5
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.
(2) Includes unfavorable unlocking of $128.0 million associated with the change related to GMIR provisions of certain retirement plans with fixed investment options.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2017	2016
Corporate markets	$55,535.8	$46,848.4
Tax-exempt markets	58,548.6	52,699.4
Total full service plans	114,084.4	99,547.8
Stable value(1) and pension risk transfer	12,088.2	11,967.3
Retail wealth management	3,562.3	3,397.0
Total AUM	129,734.9	114,912.1
AUA	213,498.6	188,335.2
Total AUM and AUA	$343,233.5	$303,247.3
(1) Consists of assets where we are the investment manager.

	As of June 30,
($ in millions)	2017	2016
General Account	$32,625.3	$31,101.3
Separate Account	65,490.3	57,521.6
Mutual Fund/Institutional Funds	31,619.3	26,289.2
AUA	213,498.6	188,335.2
Total AUM and AUA	$343,233.5	$303,247.3

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Balance as of beginning of period	$126,442.8	$112,427.2	$121,408.3	$110,807.1
Deposits	4,079.8	3,734.4	9,075.5	7,917.0
Surrenders, benefits and product charges	(3,799.6)	(3,041.9)	(8,185.1)	(6,142.2)
Net flows	280.2	692.5	890.4	1,774.8
Interest credited and investment performance	3,011.9	1,792.4	7,436.2	2,330.2
Balance as of end of period	$129,734.9	$114,912.1	$129,734.9	$114,912.1

Retirement - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes decreased $107.6 million from $140.5 million to $32.9 million primarily due to:

•	unfavorable DAC/VOBA unlocking due to the change related to GMIR provisions of certain retirement plans with fixed investment options;

•	lower investment yields, including the impact of the continued low interest rate environment; and

•	lower prepayment fee income.

The decrease was partially offset by:

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	growth in general account assets resulting from the cumulative impact of participants’ transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance; and

•	lower expenses primarily resulting from continued expense management efforts and favorable accrual developments.

Retirement - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes decreased $63.2 million from $244.2 million to $181.0 million primarily due to:

•	unfavorable DAC/VOBA unlocking due to the change related to GMIR provisions of certain retirement plans with fixed investment options;

•	lower investment yields, including the impact of the continued low interest rate environment; and

•	lower prepayment fee income.

The decrease was partially offset by:

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	growth in general account assets resulting from the cumulative impact of participants’ transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance;

•	favorable DAC/VOBA unlocking driven by separate account performance; and

•	lower expenses primarily resulting from the continued expense management efforts and favorable accrual developments.

Investment Management

The following table presents Operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$35.2	$(8.6)	$43.9	$(23.3)
Fee income	157.4	144.4	307.8	283.7
Other revenue	10.7	6.6	23.0	14.2
Total operating revenues	203.3	142.4	374.7	274.6
Operating benefits and expenses:
Operating expenses	118.4	110.6	240.5	220.1
Total operating benefits and expenses	118.4	110.6	240.5	220.1
Operating earnings before income taxes	$84.9	$31.8	$134.2	$54.5

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Investment Management intersegment revenues	$42.6	$40.7	$86.5	$80.7

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2017	2016
AUM:
Institutional/retail
Investment Management sourced	$80,158.3	$71,034.0
Affiliate sourced(1)	54,936.8	54,277.4
General account	81,905.1	78,671.2
Total AUM	217,000.2	203,982.6
AUA:
Affiliate sourced(2)	50,920.2	48,962.3
Total AUM and AUA	$267,920.4	$252,944.9
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net Flows:
Investment Management sourced	$2,385.0	$464.0	$2,953.4	$981.3
Affiliate sourced	(1,214.5)	(708.4)	(2,936.2)	(1,413.2)
Total	$1,170.5	$(244.4)	$17.2	$(431.9)

Investment Management - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes increased $53.1 million from $31.8 million to $84.9 million primarily due to:

•
higher alternative investment income primarily driven by the recovery of accrued carried interest previously reversed in the prior period related to a sponsored private equity fund that experienced market value improvements in the current period;

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned; and

•	higher Other revenue related to performance fees.

The increase was partially offset by:

•	higher compensation related expenses primarily associated with higher operating earnings.

Investment Management - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes increased $79.7 million from $54.5 million to $134.2 million primarily due to:

•
higher alternative investment income primarily driven by the recovery of accrued carried interest previously reversed in the prior period related to a sponsored private equity fund that experienced market value improvements in the current period;

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned; and

•	higher Other revenue related to performance fees.

The increase was partially offset by:

•	higher compensation related expenses primarily associated with higher operating earnings.

Annuities

The following table presents Operating earnings before income taxes of the Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$256.1	$269.3	$512.1	$524.4
Fee income	19.2	16.4	37.5	32.2
Premiums	17.5	29.5	39.9	57.3
Other revenue	5.3	3.9	10.0	8.2
Total operating revenues	298.1	319.1	599.5	622.1
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	157.5	173.0	317.8	348.9
Operating expenses	44.6	39.0	92.3	79.5
Net amortization of DAC/VOBA	30.2	34.5	60.1	70.4
Total operating benefits and expenses	232.3	246.5	470.2	498.8
Operating earnings before income taxes	$65.8	$72.6	$129.3	$123.3

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$6.6	$14.4	$14.1	$22.4
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following tables present AUM for our Annuities segment as of the dates indicated:

	As of June 30,
($ in millions)	2017	2016
AUM by Product Group:
Annual Reset Annuities ("AR")	$3,179.1	$3,306.2
Multi-Year Guaranteed Annuities ("MYGA")	1,625.7	1,836.2
Fixed Indexed Annuities ("FIA")	14,755.3	14,163.2
SPIA & Payout	2,808.5	2,832.3
Investment-only products(1)	5,649.6	4,809.7
Other annuities	411.4	390.0
Total AUM	$28,429.6	$27,337.6
(1) Includes mutual funds and certain separate accounts.

	As of June 30,
($ in millions)	2017	2016
AUM by Fund Group:
General account	$22,062.5	$21,840.6
Separate account	842.0	750.9
Mutual funds	5,525.1	4,746.1
Total AUM	$28,429.6	$27,337.6

The following table presents a rollforward of AUM for our Annuities segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Balance as of beginning of period	$28,140.2	$27,181.7	$27,725.9	$27,035.8
Deposits	790.9	800.7	1,598.9	1,657.5
Surrenders, benefits and product charges	(857.5)	(846.1)	(1,710.9)	(1,652.6)
Net flows	(66.6)	(45.4)	(112.0)	4.9
Interest credited and investment performance	356.0	201.3	815.7	296.9
Balance as of end of period	$28,429.6	$27,337.6	$28,429.6	$27,337.6

Annuities - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes decreased $6.8 million from $72.6 million to $65.8 million primarily due to:

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower investment income due to lower AR/MYGA general account assets resulting from the continued product run off;

•	lower prepayment fee income;

•	an increase in expenses reflecting higher allocated expenses in the current period as well as higher mutual fund and FIA commissions; and

•	lower favorable DAC/VOBA unlocking primarily driven by lower persistency.

The decrease was partially offset by:

•	the shift in the mix of business from AR/MYGAs to FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs;

•	a decrease in DAC/VOBA amortization primarily due to lower amortization rates on FIA products;

•	higher alternative investment income driven by market performance; and

•	higher Fee income primarily driven by the impact of growth in assets of investment-only products.

Annuities - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes increased $6.0 million from $123.3 million to $129.3 million primarily due to:

•	the shift in the mix of business from AR/MYGAs to FIAs due to option costs of FIAs being generally lower than the credited rates on AR/MYGAs;

•	higher alternative investment income driven by market performance;

•	a decrease in DAC/VOBA amortization primarily due to lower amortization rates on FIA products;

•	higher allocated investment income on corporate assets; and

•	higher Fee income primarily driven by the impact of growth in assets of investment-only products.
.
The increase was partially offset by:

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower investment income due to lower AR/MYGA general account assets resulting from the continued product runoff;

•	an increase in expenses reflecting higher allocated expenses in the current period as well as higher mutual funds;

•	lower prepayment fee income; and

•	lower favorable DAC/VOBA unlocking primarily driven by lower persistency.

Individual Life

The following table presents Operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$212.5	$210.7	$423.7	$418.6
Fee income	306.9	300.2	609.9	597.4
Premiums	105.7	110.3	216.4	224.8
Other revenue	3.5	3.7	8.6	8.1
Total operating revenues	628.6	624.9	1,258.6	1,248.9
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	448.0	458.1	923.4	916.9
Operating expenses	68.6	79.8	147.0	165.4
Net amortization of DAC/VOBA	49.7	36.7	94.2	75.2
Total operating benefits and expenses	566.3	574.6	1,164.6	1,157.5
Operating earnings before income taxes	$62.3	$50.3	$94.0	$91.4

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(1.0)	$(4.0)	$(8.9)	$(11.9)
(1)See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents the impact of DAC/VOBA and other intangibles unlocking by line item for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net amortization of DAC/VOBA	$(6.3)	$(4.2)	$(10.9)	$(8.7)
Fee income	0.7	0.5	(2.4)	0.9
Interest credited and other benefits to contract owners/policyholders	4.6	(0.3)	4.4	(4.1)
DAC/VOBA and other intangibles unlocking	$(1.0)	$(4.0)	$(8.9)	$(11.9)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Sales by Product Line:
Universal life:
Indexed	$16.9	$23.1	$37.6	$40.4
Guaranteed	0.1	—	0.2	0.1
Accumulation	0.7	1.3	1.8	3.1
Total universal life	17.7	24.4	39.6	43.6
Variable life	0.8	1.0	2.0	1.8
Term	(0.1)	3.0	1.8	6.5
Total sales by product line	$18.4	$28.4	$43.4	$51.9

Total gross premiums	$452.9	$448.0	$900.2	$887.6
End of period:
In-force face amount	$337,918.6	$354,465.0	$337,918.6	$354,465.0
In-force policy count	859,880	908,998	859,880	908,998
New business policy count (paid)	1,235	3,969	4,280	8,220

Individual Life - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes increased $12.0 million from $50.3 million to $62.3 million primarily due to:

•	lower expenses primarily due to continued expense management efforts and favorable accrual developments in the current period; and

•	higher alternative investment income driven by equity market improvements.

The increase was partially offset by:

•	lower prepayment fee income in the current period; and

•	the impact of the continued low interest rate environment on reinvestment rates.

Individual Life - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes increased $2.6 million from $91.4 million to $94.0 million primarily due to:

•	higher alternative investment income driven by equity market improvements; and

•	lower expenses primarily due to the continued expense management efforts and favorable accrual developments in the current period.

The increase was partially offset by:

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by higher severity of term life claims in the current period and favorable universal life reserve developments in the prior period that did not reoccur; and

•	the impact of the continued low interest rate environment on reinvestment rates.

Employee Benefits

The following table presents Operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$27.1	$27.5	$53.6	$52.9
Fee income	15.7	15.8	31.6	31.6
Premiums	401.2	358.6	806.3	718.1
Other revenue	(1.1)	(1.1)	(2.4)	(2.1)
Total operating revenues	442.9	400.8	889.1	800.5
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	329.3	286.1	671.8	579.6
Operating expenses	83.4	77.1	173.5	156.8
Net amortization of DAC/VOBA	3.2	5.3	6.2	11.0
Total operating benefits and expenses	415.9	368.5	851.5	747.4
Operating earnings before income taxes	$27.0	$32.3	$37.6	$53.1

The following table presents certain notable items that resulted in volatility in Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
DAC/VOBA and other intangibles unlocking(1)	$(1.0)	$(1.5)	$(1.5)	$(3.8)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Sales by Product Line:
Group life	$11.3	$5.1	$41.1	$48.0
Group stop loss	12.3	9.7	260.3	182.0
Other group products	2.2	2.3	19.2	24.2
Total group products	25.8	17.1	320.6	254.2
Voluntary products	10.1	8.2	55.7	38.1
Total sales by product line	$35.9	$25.3	$376.3	$292.3

Total gross premiums and deposits	$451.9	$407.2	$909.9	$817.3
Total annualized in-force premiums	1,874.1	1,682.5	1,874.1	1,682.5

Loss Ratios:
Group life (interest adjusted)	70.5%	72.9%	76.8%	78.8%
Group stop loss	85.6%	76.8%	83.3%	76.0%

Employee Benefits - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes decreased $5.3 million from $32.3 million to $27.0 million primarily due to:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume-related expenses associated with growth of the stop loss and voluntary business.

The decrease was partially offset by:

•	higher premiums driven by growth of the stop loss and voluntary business; and

•	favorable group life and voluntary experience.

Employee Benefits - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes decreased $15.5 million from $53.1 million to $37.6 million primarily due to:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume-related expenses associated with growth of the stop loss and voluntary business.

The decrease was partially offset by:

•	higher premiums driven by growth of the stop loss and voluntary business; and

•	favorable group life and voluntary experience.

Corporate

The following table presents Operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating revenues:
Net investment income and net realized gains (losses)	$14.4	$32.2	$27.8	$58.3
Fee income	(0.1)	—	—	—
Premiums	—	—	1.3	1.7
Other revenue	0.1	0.7	(0.3)	1.6
Total operating revenues	14.4	32.9	28.8	61.6
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	7.0	10.0	14.3	11.6
Operating expenses	48.9	66.8	81.5	116.4
Interest expense	47.3	48.5	93.9	95.2
Total operating benefits and expenses	103.2	125.3	189.7	223.2
Operating earnings before income taxes	$(88.8)	$(92.4)	$(160.9)	$(161.6)

The following table presents information about our Operating expenses of Corporate segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Strategic Investment Program	$23.0	$31.3	$42.8	$64.6
Amortization of intangibles	9.6	9.1	17.8	18.2
Other	16.3	26.4	20.9	33.6
Total Operating expenses	$48.9	$66.8	$81.5	$116.4

Corporate - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating earnings before income taxes increased $3.6 million from a loss of $92.4 million to a loss of $88.8 million primarily related to:

•	higher legal reserve accruals in the prior period; and

•	a decline in expenses associated with our Strategic Investment Program.
The increase was partially offset by the following:

•	losses in run-off blocks due to a decline in the block size of GICs and funding agreements, including disposition of higher yielding assets resulting in lower investment spread; and

•	higher net compensation adjustments in the prior period.

Corporate - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating earnings before income taxes increased $0.7 million from a loss of $161.6 million to a loss of $160.9 million primarily due to:

•	higher legal reserve accruals in the prior period; and

•	a decline in expenses associated with our Strategic Investment Program.
The increase was partially offset by the following:

•	losses in run-off blocks due to a decline in the block size of GICs and funding agreements, including disposition of higher yielding assets resulting in lower investment spread; and

•	higher net compensation adjustments in the prior period.

Closed Block Variable Annuity

The following table presents Income (loss) before income taxes of our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Revenues:
Net investment income	$79.4	$69.1	$158.8	$136.7
Fee income	212.7	249.1	451.5	494.7
Premiums	46.7	97.2	97.9	204.4
Net realized capital gains (losses)	(185.3)	(54.4)	(611.8)	(23.4)
Other revenue	0.5	1.0	1.5	2.6
Total revenues	154.0	362.0	97.9	815.0
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	102.2	193.7	340.1	490.5
Operating expenses and interest expense	71.5	98.4	166.6	197.0
Net amortization of DAC/VOBA	8.3	13.4	6.3	25.0
Total benefits and expenses	182.0	305.5	513.0	712.5
Income (loss) before income taxes	$(28.0)	$56.5	$(415.1)	$102.5

The following table presents certain notable items that result in volatility in Income (loss) before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net gains (losses) related to incurred guaranteed benefits and Variable Annuity Hedge Program, excluding nonperformance risk	$(158.1)	$(364.4)	$(612.4)	$(948.2)
Gain (loss) due to nonperformance risk	(57.9)	221.2	(191.6)	642.4
Net investment gains (losses) and related charges and adjustments	4.6	3.3	(2.0)	17.0
DAC/VOBA and other intangibles unlocking	0.1	(2.2)	13.4	(2.7)

The following table presents AUM for our CBVA segment as of the dates indicated:

	As of June 30,
($ in millions)	2017	2016
AUM:
General account	$5,518.4	$3,835.5
Separate account	31,834.1	33,798.7
Total AUM	$37,352.5	$37,634.2

The following table presents a rollforward of AUM for our CBVA segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017		2016
Balance as of beginning of period	$32,363.5	$34,647.9	$32,962.4		$35,575.8
Deposits	16.1	21.5	36.6		49.6
Surrenders, benefits and product charges	(939.5)	(920.8)	(2,991.1)	(2)	(1,806.1)
Net flows	(923.4)	(899.3)	(2,954.5)		(1,756.5)
Interest credited and investment performance	800.4	479.3	2,232.6		408.6
Balance as of end of period	$32,240.5	$34,227.9	$32,240.5		$34,227.9

End of period contracts in payout status	$5,112.0	$3,406.3	$5,112.0		$3,406.3
Total balance as of end of period(1)	$37,352.5	$37,634.2	$37,352.5		$37,634.2
(1) Includes products in accumulation and payout phase, policy loans and life insurance business.
(2) Includes surrenders associated with the first enhanced surrender offer completed in 2017.

The focus in managing our CBVA segment continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. Additionally, we continue to judiciously seek opportunities to accelerate the run-off of the block, such as through our recent offerings of enhanced income for eligible guaranteed minimum income benefit ("GMIB") policyholders which allowed for optional early annuitization.We intend to launch our second GMIB enhanced surrender value offer in the third quarter of 2017, which will provide certain GMIB policyholders an option to surrender their contracts in exchange for an enhancement to their contract's surrender value.

Closed Block Variable Annuity- Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Income (loss) before income taxes decreased $84.5 million from income of $56.5 million to a loss of $28.0 million primarily due to:

•
an unfavorable variance related to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk, which declined to a loss in the current period from a gain in the prior period; and

•	lower fee income primarily due to the continued runoff of the block.

The decrease was partially offset by:

•
lower Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, excluding nonperformance risk, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance; and

•	lower expenses primarily due to the continued runoff of the block.

Closed Block Variable Annuity - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Income (loss) before income taxes decreased $517.6 million from income of $102.5 million to a loss of $415.1 million primarily due to:

•
an unfavorable variance related to changes in the fair value of guaranteed benefit reserves related to nonperformance risk, which declined to a loss in the current period from a gain in the prior period;

•
a loss associated with the enhanced surrender value offer completed during the current period, which is included in the tables above as a component of Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, excluding nonperformance risk. This voluntary offer provided an enhancement to the surrender value of certain variable annuity contracts with an income benefit rider, while reducing the risk associated with the block and having a modest impact on regulatory and rating agency capital as statutory reserves released are higher than U.S. GAAP reserves released;

•	an unfavorable change in Net investment gains (losses) primarily due to losses on sales of securities in the current period compared to gains on sales of securities in the prior period; and

•	lower Fee income primarily due to the continued runoff of the block.

The decrease was partially offset by:

•
lower Net losses related to the incurred guaranteed benefits and our Variable Annuity Hedge Program, excluding nonperformance risk, primarily due to favorable variances in interest rates and volatility. Higher fund returns relative to equity market performance in the current period also contributed to the favorable variance. The net losses were partially offset by the impact of the enhanced surrender value offer, described above;

•	favorable DAC/VOBA and other intangibles unlocking in the current period as a result of improved equity markets; and

•	lower expenses primarily due to the continued runoff of the block.

Closed Block Variable Annuity - Regulatory and rating agencies Capital Management

Our focus in managing our CBVA segment is on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. As of June 30, 2017, our estimated assets available to support the guarantees in the variable annuity block were $4.1 billion on a Statutory book value basis, which included $3.6 billion of assets backing our regulatory reserves associated with these guarantees. Rating agency capital is based on a Conditional Tail Expectation (“CTE”), which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s (“S&P”) model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. As of June 30, 2017, we held rating agency capital that was sufficient at the S&P CTE95 standard.

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

The following table presents the investment income for the three and six months ended June 30, 2017 and 2016, respectively, and the average assets of alternative investments as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Retirement:
Alternative investment income	$12.5	$0.6	$27.8	$(7.3)
Average alternative investment	523.4	424.2	508.5	420.7
Investment Management:
Alternative investment income	35.2	(8.6)	43.9	(23.3)
Average alternative investment	220.6	175.4	214.9	180.5
Annuities:
Alternative investment income	9.0	0.1	16.9	(4.8)
Average alternative investment	303.3	256.6	293.4	258.1
Individual Life:
Alternative investment income	7.5	0.2	12.5	(2.5)
Average alternative investment	252.1	173.9	236.2	177.6
Employee Benefits:
Alternative investment income	1.3	0.2	2.8	(0.6)
Average alternative investment	50.3	41.2	48.3	41.2
Corporate:
Alternative investment income	—	0.1	—	—
Average alternative investment	1.6	7.9	1.6	8.1
Total Voya Financial, Inc.:(1)
Alternative investment income	65.5	(7.4)	103.9	(38.5)
Average alternative investment	$1,351.3	$1,079.2	$1,302.9	$1,086.2
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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and six months ended June 30, 2017 and 2016.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Retirement	$(113.6)	$10.7	$(100.2)	$12.5
Annuities	6.6	14.4	14.1	22.4
Individual Life	(1.0)	(4.0)	(8.9)	(11.9)
Employee Benefits	(1.0)	(1.5)	(1.5)	(3.8)
Total DAC/VOBA and other intangibles unlocking(1)(2)	$(109.0)	$19.6	$(96.5)	$19.2
(1)Includes unlocking related to cost of reinsurance and secondary and paid-up guarantees.
(2) The 2017 amounts include unlocking associated with the changes in contract terms of certain fixed option retirement plans related to GMIR provisions in our Retirement segment.

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

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in Income before income taxes but excluded from Operating earnings before income taxes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
CBVA	$0.1	$(2.2)	$13.4	$(2.7)
All other segments	24.2	24.4	34.9	52.9
Total DAC/VOBA and other intangibles unlocking	$24.3	$22.2	$48.3	$50.2

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2017	2016
Beginning cash and cash equivalents balance	$257.2	$378.1
Sources:
Dividends and returns of capital from subsidiaries	770.0	793.0
Proceeds from 2026 Notes offering	—	498.6
Proceeds from 2046 Notes offering	—	299.6
Refund of income taxes, net	153.6	—
Total sources	923.6	1,591.2
Uses:
Repurchase of Senior Notes	90.0	659.8
Premium paid and other fees related to debt extinguishment	0.9	83.9
Payment of interest expense	74.5	85.1
Capital provided to subsidiaries	50.0	35.0
Repayments of loans from subsidiaries, net of new issuances	10.5	—
New issuances of loans to subsidiaries, net of repayments	13.7	126.0
Amounts paid to subsidiaries under tax sharing agreements, net	127.2	27.7
Payment of income taxes, net	—	63.7
Debt issuance costs	—	14.4
Common stock acquired - Share repurchase	422.8	487.2
Share-based compensation	7.2	6.3
Dividends paid	3.8	4.1
Other, net	8.2	3.7
Total uses	808.8	1,596.9
Net increase (decrease) in cash and cash equivalents	114.8	(5.7)
Ending cash and cash equivalents balance	$372.0	$372.4

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

During the six months ended June 30, 2017, we repurchased 7,437,994 shares of our common stock in open market repurchases and privately negotiated transactions for an aggregate purchase price of $272.7 million and 9,202,672 shares of our common shares under discounted share repurchase agreements with third-party financial institutions for an aggregate purchase price of $350.0 million.

Including the effect of the share repurchase agreement that was completed during the second quarter, these repurchases reduced the remaining amount of our share repurchase authorization to $210.6 million as of June 30, 2017.

The following table summarizes our return of capital to common shareholders:

	Six Months Ended June 30,
($ in millions)	2017	2016
Dividends to shareholders	$3.8	$4.1
Repurchase of common shares	622.7	337.0
Total cash returned to shareholders	$626.5	$341.1

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

As of June 30, 2017, we have $735.9 million short-term debt borrowings outstanding consisting entirely of current portion of long-term debt. The following table summarizes our borrowing activities for the six months ended June 30, 2017:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,544.6	$—	$(90.0)	$2.6	$3,457.2
Windsor property loan	4.9	—	—	—	4.9
Subtotal	3,549.5	—	(90.0)	2.6	3,462.1
Less: Current portion of long-term debt	—	—	—	735.9	735.9
Total long-term debt	$3,549.5	$—	$(90.0)	$(733.3)	$2,726.2

As of June 30, 2017, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of June 30, 2017, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2,300.2 million. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the six months ended June 30, 2017, Voya Financial, Inc. repurchased $90.0 million of the outstanding principal amount of 2.9% Senior Notes due February 15, 2018 (the "2018 Notes"). In connection with this transaction, we incurred a loss on debt extinguishment of $1.1 million for the three months ended June 30, 2017, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations. In connection with this transaction, we incurred a loss on debt extinguishment of $1.1 million for the six months ended June 30, 2017, which was recorded in Interest expense in the Condensed Consolidated Statements of Operations.

On July 5, 2017, Voya Financial, Inc. issued $400.0 million of unsecured 3.125% Senior Notes due 2024 (the "2024 Notes") in a registered public offering. The 2024 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings Inc. ("Voya Holdings"). Interest is paid semi-annually, in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The offering resulted in aggregate net proceeds to the Company of approximately $395.2 million, after deducting commissions and estimated expenses. We intend to use all of the net proceeds of the offering to redeem a portion of our 2018 Notes and to pay accrued interest, related premiums, fees and expenses.

On July 12, 2017, we delivered to the holders of the 2018 Notes a notice of redemption.We have elected to redeem $400.0 million in aggregate principal amount of the outstanding 2018 Notes, and the redemption date is scheduled for August 11, 2017.
We intend to fund the redemption amount from the net proceeds we received from our recent registered public offering of the 2024 Notes together with cash on hand. Following payment of the redemption amount, it is expected that $337.0 million aggregate principal amount of the 2018 Notes will remain outstanding.

Junior Subordinated Notes. As of June 30, 2017, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $750.0 million. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

Aetna Notes. As of June 30, 2017, the outstanding principal amount of the Aetna Notes was $426.5 million, which is guaranteed by ING Group. During the six months ended June 30, 2017, we deposited $2.9 million of collateral into a control account benefiting ING Group with a third-party collateral agent, thereby increasing the remaining collateral balance to $130.3 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

We have a senior unsecured credit facility, with a revolving credit sublimit of $750.0 million and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

As of June 30, 2017, there were no amounts outstanding as revolving credit borrowings and $346.7 million of LOCs outstanding under the senior unsecured credit facility.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Roaring River II, Inc. ("RRII"), one of our Arizona captives, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. With respect to the CBVA segment liabilities, as of June 30, 2017, there were no LOC requirements or LOCs issued, as the statutory reserves were fully supported by assets in trust.

In addition to the $3.0 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $57.2 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.1 billion of credit facilities were utilized as of June 30,

2017. As of June 30, 2017, the capacity of our unsecured and uncommitted credit facilities totaled $495.8 million and the capacity of our unsecured and committed credit facilities totaled $5.2 billion. We also have $205.0 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of June 30, 2017:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.(1)		Unsecured	Committed	05/06/2021	$2,250.0	$346.7	$1,903.3
	Individual Life					336.0
	Other					10.7
SLDI	Retirement	Unsecured	Committed	01/24/2018	175.0	171.0	4.0
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500.0	—	500.0
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	60.6	60.6	—
Voya Financial, Inc./SLDI	Individual Life	Unsecured	Committed	12/31/2025	475.0	475.0	—
Voya Financial, Inc.	Individual Life	Secured	Committed	02/11/2018	195.0	195.0	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	0.8	0.8	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10.0	0.7	—
Voya Financial, Inc./ Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425.0	283.5	141.5
Voya Financial, Inc./ Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565.0	283.0	282.0
Voya Financial, Inc./ SLDI(1)	Individual Life/Other	Unsecured	Uncommitted	04/20/2018	300.0	300.0	—
Voya Financial, Inc./ SLDI(2)	Individual Life	Unsecured	Committed	12/15/2017	600.0	600.0	—
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	12/09/2021	195.0	195.0	—
Voya Financial, Inc.	Hannover Re	Unsecured	Uncommitted	01/20/2022	195.0	168.0	—
Total					$5,946.4	$3,079.3	$2,830.8
(1) Effective July 13, 2017, utilization for these facilities was reduced in an aggregate by $650.0 million.
(2) Effective July 13, 2017, the facility and the $600.0 million letter of credit outstanding were cancelled

Total fees associated with credit facilities were $12.2 million for the three months ended June 30, 2017. Total fees associated with credit facilities were $24.4 million and $23.7 million for the six months ended June 30, 2017 and 2016, respectively.

Effective January 20, 2017, Voya Financial, Inc. and Voya Holdings entered into a $195.0 million letter of credit facility agreement with a third-party bank used to provide letters of credit associated with reinsurance treaties.

Effective July 13, 2017, Security Life of Denver International Limited ("SLDI") entered into a master transaction agreement with a third party. Upon entry into this facility, SLDI caused a note issued under the facility, in an initial notional amount of $1.245 billion, to be deposited into a credit for reinsurance trust.  The note serves as collateral supporting an affiliated reinsurance agreement and replaces $1.25 billion of letters of credit that had previously served as collateral.  Consequently, letters of credit totaling $1.25 billion were cancelled upon the deposit of the note into the credit for reinsurance trust.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of June 30, 2017. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX	05/06/2021	$336.0	$336.0
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2018	195.0	195.0
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425.0	283.5
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565.0	283.0
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475.0	475.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX/AG38	04/20/2018	255.0	255.0
Voya Financial, Inc. / SLDI	LOC Facility	XXX	12/15/2017	600.0	600.0
Voya Financial, Inc.	LOC Facility	XXX	12/09/2021	195.0	195.0
Total				$3,046.0	$2,622.5

The peak financing requirement for the Individual Life liabilities above is expected to reach approximately $2.7 billion during the period 2020 - 2025.

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175.0	$171.0
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500.0	—
Total				$675.0	$171.0

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$60.6	$60.6
Voya Financial, Inc.	LOC Facility	XXX/AG38	01/20/2022	195.0	168.0
Total				$255.6	$228.6

Voya Financial, Inc. Credit Support of Subsidiaries

Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of June 30, 2017, such facilities provided for up to $2.6 billion of capacity, of which $1.6 billion was utilized.

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

Under the Buyer Facility Agreement put into place by Hannover Re, Voya Financial, Inc. and SLDI have contingent reimbursement obligations and Voya Financial, Inc. has guarantee obligations, up to the full principal amount of the note issued pursuant to the agreement, if Security Life of Denver Insurance Company ("SLD") or SLDI were to direct the sale or liquidation of the note other than as permitted by the Buyer Facility Agreement,or fail to return reinsurance collateral (including the note) upon termination of the Buyer Facility Agreement or as otherwise required by the Buyer Facility Agreement. In addition, Voya Financial, Inc. has agreed to indemnify Hannover Re for any losses it incurs in the event that SLD or SLDI were to exercise offset rights unrelated to the Hannover Re block.

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of June 30, 2017 is $23.8 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13.0 million principal amount Equitable Notes maturing in 2027 as well as $426.5 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300.0 million letter of credit facility agreement with a third-party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

Effective December 15, 2016, Voya Financial, Inc. entered into a $600.0 million guaranty agreement with a third-party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

We did not recognize any asset or liability as of June 30, 2017 in relation to intercompany indemnifications and support agreements. As of June 30, 2017, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of

June 30, 2017, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2017, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $291.7 million to its subsidiaries as of June 30, 2017.

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

Our ratings by A.M. Best, Fitch, Moody’s and S&P reflect a broader view of how the financial services industry is being challenged by the current economic environment, but also are based on the rating agencies’ specific views of our financial strength. In making their ratings decisions, the agencies consider past and expected future capital and earnings, asset quality and risk, profitability and risk of existing liabilities and current products, market share and product distribution capabilities and direct or implied support from parent companies, among other factors.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2016 through June 30, 2017 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•	S&P, Moody’s, Fitch and AM Best rated the $400.0 million 3.125% senior unsecured notes due July 2024 BBB, Baa2, BBB and bbb+ respectively. All ratings were assigned a Stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of June 30, 2017, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of June 30, 2017, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2017 and December 31, 2016, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $23.8 million and $24.8 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$278.0	$373.0	$—	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	261.0	274.0	—	—
Security Life of Denver Insurance Company (CO)	—	—	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	231.0	—

In May 2017, VIAC declared an extraordinary distribution of $250.0 million, subject to receipt of Iowa Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, VIAC reduced its cash flow testing reserves supporting CBVA by $250.0 million and on July 5, 2017, paid the $250.0 million extraordinary distribution out of the surplus generated by the cash flow testing reserve release. The proceeds of the VIAC extraordinary distribution ultimately were transferred as a capital contribution to Roaring River II, Inc. ("RRII"), one of our Arizona captives. RRII deposited the proceeds into a funds withheld trust at VIAC and VIAC established a corresponding funds withheld liability.  Ultimately, these funds were used to rebalance the invested assets backing portions of the CBVA segment liabilities reinsured to RRII. The cash flow testing reserve release, subsequent extraordinary distribution and capital contribution to RRII has a net zero impact on the Company's excess capital position as it shifted resources from the principal insurance subsidiary to the Arizona captive. In addition, it does not change the amount of assets supporting CBVA.

In May 2017, RLI declared an extraordinary distribution of $231.0 million, which was paid on June 29, 2017, following receipt of approval by the Minnesota Insurance Division.

Voya Financial, Inc.’s principal insurance subsidiary domiciled in Colorado declared an ordinary dividend in the amount of $73.0 million in July 2017, which was paid on August 2, 2017.

Voya Financial, Inc.’s principal insurance subsidiary domiciled in Connecticut expects to pay an ordinary dividend of $4.0 million on or after December 28, 2017.

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. As of June 30, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $545.7 million. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $911.7 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. Additionally, for changes in commitments related to securities, mortgage loans, or money market instruments, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of June 30, 2017, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7. of our Annual Report on Form 10-K, except for the estimated loss recognition. As of June 30, 2017, a change to the long-term interest rate assumption of -50 basis points is estimated to result in no loss recognition. The improvement from December 31, 2016 is due to positive equity returns, which have increased the sufficiency of DAC/VOBA and other intangibles in the CBVA segment.

Income Taxes

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period that the related item is incurred.

Our effective tax rates for the three and six months ended June 30, 2017 were 5.1% and (7.1)%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2017 primarily due to the effect of the relative dividends received deduction ("DRD"), noncontrolling interest, and change in the realizability of certain non-life capital deferred tax assets.

Our effective tax rates for the three and six months ended June 30, 2016 were 11.1% and 16.8%, respectively. The effective tax rates differed from the statutory rate of 35% for the three and six months ended June 30, 2016 primarily due to the effect of the relative DRD and noncontrolling interest.
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2017		December 31, 2016
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$70,239.0	74.8%	$69,468.7	75.0%
Fixed maturities, at fair value using the fair value option	3,774.9	4.0%	3,712.3	4.0%
Equity securities, available-for-sale	304.0	0.3%	274.2	0.3%
Short-term investments(1)	533.6	0.6%	821.0	0.9%
Mortgage loans on real estate	12,689.7	13.5%	11,725.2	12.7%
Policy loans	1,906.0	2.0%	1,961.5	2.1%
Limited partnerships/corporations	929.5	1.0%	758.6	0.8%
Derivatives	1,396.6	1.5%	1,712.4	1.8%
Other investments	54.0	0.1%	47.4	0.1%
Securities pledged	2,023.9	2.2%	2,157.1	2.3%
Total investments	$93,851.2	100.0%	$92,638.4	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

Total fixed maturities by market sector, including securities pledged, were as presented below as of the dates indicated:

	June 30, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,056.0	4.3%	$3,577.4	4.7%
U.S. Government agencies and authorities	253.4	0.3%	307.6	0.4%
State, municipalities and political subdivisions	2,355.5	3.3%	2,392.4	3.1%
U.S. corporate public securities	30,757.0	43.3%	33,448.2	44.0%
U.S. corporate private securities	8,255.0	11.6%	8,501.3	11.2%
Foreign corporate public securities and foreign governments(1)	7,850.4	11.0%	8,371.9	11.0%
Foreign corporate private securities(1)	7,442.3	10.5%	7,772.1	10.2%
Residential mortgage-backed securities	6,200.0	8.7%	6,624.0	8.7%
Commercial mortgage-backed securities	3,241.9	4.6%	3,308.7	4.4%
Other asset-backed securities	1,692.0	2.4%	1,734.2	2.3%
Total fixed maturities, including securities pledged	$71,103.5	100.0%	$76,037.8	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$3,452.0	4.8%	$3,890.3	5.2%
U.S. Government agencies and authorities	253.9	0.3%	298.0	0.4%
State, municipalities and political subdivisions	2,153.9	3.0%	2,135.6	2.8%
U.S. corporate public securities	31,754.8	44.2%	33,691.7	44.7%
U.S. corporate private securities	7,724.9	10.8%	7,808.0	10.4%
Foreign corporate public securities and foreign governments(1)	7,796.6	10.9%	8,079.4	10.7%
Foreign corporate private securities(1)	7,557.1	10.5%	7,785.8	10.3%
Residential mortgage-backed securities	6,407.0	8.9%	6,814.8	9.0%
Commercial mortgage-backed securities	3,320.7	4.6%	3,358.9	4.5%
Other asset-backed securities	1,433.9	2.0%	1,475.6	2.0%
Total fixed maturities, including securities pledged	$71,854.8	100.0%	$75,338.1	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 7.5 and 8.0 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,577.4	$—	$—	$—	$—	$—	$3,577.4
U.S. Government agencies and authorities	307.6	—	—	—	—	—	307.6
State, municipalities and political subdivisions	2,226.1	164.3	0.8	—	0.1	1.1	2,392.4
U.S. corporate public securities	17,762.8	14,203.2	1,159.6	301.1	21.5	—	33,448.2
U.S. corporate private securities	3,825.4	4,263.1	242.6	160.9	4.3	5.0	8,501.3
Foreign corporate public securities and foreign governments(1)	3,852.1	3,844.6	614.3	49.5	10.9	0.5	8,371.9
Foreign corporate private securities(1)	1,083.0	6,106.6	537.5	35.7	4.7	4.6	7,772.1
Residential mortgage-backed securities	6,295.8	155.5	36.0	7.1	28.1	101.5	6,624.0
Commercial mortgage-backed securities	3,307.8	—	—	—	—	0.9	3,308.7
Other asset-backed securities	1,522.4	146.1	30.9	3.7	0.4	30.7	1,734.2
Total fixed maturities	$43,760.4	$28,883.4	$2,621.7	$558.0	$70.0	$144.3	$76,037.8
% of Fair Value	57.6%	38.0%	3.4%	0.7%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	298.0	—	—	—	—	—	298.0
State, municipalities and political subdivisions	2,001.0	132.3	1.0	—	0.1	1.2	2,135.6
U.S. corporate public securities	18,009.5	14,171.3	1,201.5	250.2	42.3	16.9	33,691.7
U.S. corporate private securities	3,778.3	3,659.5	244.6	115.9	4.7	5.0	7,808.0
Foreign corporate public securities and foreign governments(1)	3,936.3	3,412.6	602.0	107.3	20.7	0.5	8,079.4
Foreign corporate private securities(1)	1,191.2	5,967.1	593.7	15.8	4.8	13.2	7,785.8
Residential mortgage-backed securities	6,616.0	18.4	31.8	8.4	28.9	111.3	6,814.8
Commercial mortgage-backed securities	3,357.7	—	—	1.2	—	—	3,358.9
Other asset-backed securities	1,309.4	108.0	24.5	2.7	—	31.0	1,475.6
Total fixed maturities	$44,387.7	$27,469.2	$2,699.1	$501.5	$101.5	$179.1	$75,338.1
% of Fair Value	58.9%	36.5%	3.6%	0.7%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	June 30, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,577.4	$—	$—	$—	$—	$3,577.4
U.S. Government agencies and authorities	298.9	8.7	—	—	—	307.6
State, municipalities and political subdivisions	228.3	1,410.1	587.7	164.3	2.0	2,392.4
U.S. corporate public securities	510.4	2,255.4	14,996.6	14,204.0	1,481.8	33,448.2
U.S. corporate private securities	290.1	359.8	3,072.8	4,269.4	509.2	8,501.3
Foreign corporate public securities and foreign governments(1)	113.9	825.1	2,921.2	3,836.5	675.2	8,371.9
Foreign corporate private securities(1)	—	—	1,262.6	6,237.3	272.2	7,772.1
Residential mortgage-backed securities	5,032.3	11.9	30.8	69.5	1,479.5	6,624.0
Commercial mortgage-backed securities	2,790.5	176.7	134.5	49.2	157.8	3,308.7
Other asset-backed securities	998.8	151.5	113.1	181.5	289.3	1,734.2
Total fixed maturities	$13,840.6	$5,199.2	$23,119.3	$29,011.7	$4,867.0	$76,037.8
% of Fair Value	18.2%	6.8%	30.4%	38.2%	6.4%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$3,890.3	$—	$—	$—	$—	$3,890.3
U.S. Government agencies and authorities	289.8	8.2	—	—	—	298.0
State, municipalities and political subdivisions	230.6	1,238.9	531.5	132.3	2.3	2,135.6
U.S. corporate public securities	472.6	2,579.1	14,952.8	14,130.1	1,557.1	33,691.7
U.S. corporate private securities	288.8	410.3	2,815.5	3,852.9	440.5	7,808.0
Foreign corporate public securities and foreign governments(1)	115.6	919.2	2,911.5	3,402.6	730.5	8,079.4
Foreign corporate private securities(1)	—	—	1,347.9	6,142.2	295.7	7,785.8
Residential mortgage-backed securities	5,558.5	5.3	13.3	58.8	1,178.9	6,814.8
Commercial mortgage-backed securities	2,647.1	110.6	270.6	64.8	265.8	3,358.9
Other asset-backed securities	901.5	87.8	59.3	142.8	284.2	1,475.6
Total fixed maturities	$14,394.8	$5,359.4	$22,902.4	$27,926.5	$4,755.0	$75,338.1
% of Fair Value	19.1%	7.1%	30.4%	37.1%	6.3%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $394.2 million from $739.6 million to $345.4 million for the six months ended June 30, 2017. The decrease in gross unrealized capital losses was primarily due to declining interest rates and tightening credit spreads.

As of June 30, 2017 and December 31, 2016, we held one and four fixed maturities, respectively, with unrealized capital losses in excess of $10.0 million. As of June 30, 2017 and December 31, 2016, the unrealized capital losses on these fixed maturities equaled $22.0 million or 6.4% and $54.3 million or 7.3% of the total unrealized losses, respectively.

As of June 30, 2017, we held $6.3 billion of energy sector fixed maturity securities, constituting 8.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $84.7 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10.0 million. The unrealized capital losses on this fixed maturity security equaled $22.0 million. As of June 30, 2017, our fixed maturity exposure to the energy sector is comprised of 89.3% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	June 30, 2017			December 31, 2016
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$2,176.8	$2,389.1	38.0%	$2,241.4	$2,390.4	36.6%
Integrated Energy	1,516.6	1,594.7	25.3%	1,638.5	1,697.5	26.0%
Independent Energy	1,251.7	1,312.3	20.8%	1,296.6	1,349.7	20.6%
Oil Field Services	639.1	626.5	10.0%	683.6	676.9	10.3%
Refining	325.1	370.9	5.9%	390.1	422.9	6.5%
Total	$5,909.3	$6,293.5	100.0%	$6,250.2	$6,537.4	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table shows fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2017			December 31, 2016
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$3,598.5	$3,951.7	93.1%	$3,459.5	$3,819.8	96.1%
2	148.8	150.6	3.5%	6.3	6.3	0.2%
3	9.1	10.7	0.3%	6.4	9.5	0.2%
4	—	0.1	—%	0.6	0.8	—%
5	19.6	28.1	0.7%	19.3	29.0	0.7%
6	60.7	101.5	2.4%	67.7	111.3	2.8%
Total	$3,836.7	$4,242.7	100.0%	$3,559.8	$3,976.7	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2017			December 31, 2016
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$23,851.0	$119.9	$59.3	$27,088.0	$258.7	$139.4

Starting in the second quarter of 2015, we implemented interest rate futures contracts as a part of the CMO-B portfolio to hedge interest rate risk. Historically only interest rate swaps were utilized for this purpose in the CMO-B portfolio. Because of duration differences between interest rate swaps and interest rate futures, a higher level of notional is necessary when utilizing interest rate futures to achieve the same relative hedge position. This change in the hedge program notional amount resulted in no material change to the risk profile of the CMO-B Portfolio.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2017			December 31, 2016
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$621.7	$814.5	19.2%	$713.4	$924.2	23.2%
Interest Only (IO)	254.9	264.4	6.2%	283.0	297.8	7.5%
Inverse IO	1,759.4	1,893.7	44.6%	1,645.4	1,794.4	45.1%
Principal Only (PO)	411.0	419.5	9.9%	438.4	444.8	11.2%
Floater	20.9	20.7	0.5%	23.2	22.5	0.6%
Agency Credit Risk Transfer	766.4	826.2	19.5%	453.8	488.9	12.3%
Other	2.4	3.7	0.1%	2.6	4.1	0.1%
Total	$3,836.7	$4,242.7	100.0%	$3,559.8	$3,976.7	100.0%

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

During the six months ended June 30, 2017, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Net investment income (loss)	$179.6	$196.2	$359.5	$384.4
Net realized capital gains (losses)(1)	(116.0)	(104.4)	(245.2)	(232.3)
Total income (pre-tax)	$63.6	$91.8	$114.3	$152.1
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

After adjusting for the two items referenced immediately above, the following table presents operating earnings before income taxes and non-operating income for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017	2016
Operating earnings before income taxes	$83.3	$89.5	$158.7	$177.5
Realized gains/losses including OTTI	(0.4)	(0.3)	(0.4)	7.7
Fair value adjustments	(19.3)	2.6	(44.0)	(33.1)
Non-operating income	(19.7)	2.3	(44.4)	(25.4)
Income (loss) before income taxes	$63.6	$91.8	$114.3	$152.1

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
While we actively invest in and continue to manage a portfolio of such exposures in the form of securitized investments, we do not originate or purchase subprime or Alt-A whole-loan mortgages. Subprime lending is the origination of loans to customers with weaker credit profiles. We define Alt-A mortgages to include the following: residential mortgage loans to customers who have strong credit profiles but lack some element(s), such as documentation to substantiate income; residential mortgage loans to borrowers that would otherwise be classified as prime but for which loan structure provides repayment options to the borrower that increase the risk of default; and any securities backed by residential mortgage collateral not clearly identifiable as prime or subprime.
We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2017, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $292.0 million, $260.1 million and $3.4 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost, and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $288.0 million, $257.9 million and $6.1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $312.8 million, $272.6 million and $1.5 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $306.2 million, $268.4 million and $3.8 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

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

As of June 30, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,468.8 million, $1,459.9 million and $3.1 million, respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,206.1 million, $1,195.6 million and $2.6 million, respectively.

As of June 30, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 15.3%, 51.6% and 11.3%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 27.4%, 39.6% and 14.5%, respectively, of total Other ABS, excluding subprime exposure.

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

As of June 30, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 59.9%. As of December 31, 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.6%. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

During the three and six months ended June 30, 2017, we recorded $0.7 million and $1.6 million, respectively, of credit related OTTI of which the primary contributor was $0.5 million and $1.1 million, respectively, of writedowns recorded on Municipals and Non-Agency RMBS. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

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

European Exposures

We quantify and allocate our exposure to the region by attempting to identify aspects of the region or country risk to which we are exposed. Among the factors we consider are the nationality of the issuer, the nationality of the issuer's ultimate parent, the corporate and economic relationship between the issuer and its parent, as well as the political, legal and economic environment in which each functions. By undertaking this assessment, we believe that we develop a more accurate assessment of the actual geographic risk, with a more integrated understanding of contributing factors to the full risk profile of the issuer.

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

While financial conditions in Europe have broadly improved, the possibility of capital market volatility spreading through a highly integrated and interdependent banking system remains. Despite signs of continuous improvement in the region, we continue to closely monitor our exposure to the region.

As of June 30, 2017, the Company's total European exposure had an amortized cost and fair value of $7,964.0 million and $8,644.7 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $713.3 million, which includes non-financial institutions exposure in Ireland of $195.6 million, in Italy of $238.0 million, in Portugal of $10.4 million and in Spain of $220.6 million. We also had financial institutions exposure in Italy of $18.2 million and in Spain of $30.5 million. We did not have any exposure to Greece.

Among the remaining $7,931.4 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2017, our non-peripheral sovereign exposure was $283.7 million, which consisted of fixed maturities and derivative assets. We also had $1,161.9 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $281.6 million and the United Kingdom of $492.8 million. The balance of $6,485.8 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $3,354.5 million, in The Netherlands of $999.4 million, in Belgium of $474.8 million, in France of $559.7 million, in Germany of $795.2 million, in Switzerland of $771.6 million, and in Russia of $159.1 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach.

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct equity and debt investments in and management fees generated from these investment products. Such direct investments amounted to approximately $581.8 million and $587.4 million as of June 30, 2017 and December 31, 2016, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

During 2016, VAIWG engaged Oliver Wyman (“OW”) to conduct an initial quantitative impact (“QIS1”) study involving industry participants, including Voya Financial, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study (“QIS2”) began in February 2017 and is scheduled to be completed by October 2017, with NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.
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
DOL Fiduciary Rule

In April 2016, the Department of Labor (“DOL”) issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, certain aspects of the rule became effective on June 9, 2017, while the DOL delayed others until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. More recently, the DOL requested public comment on whether the January 1, 2018 full compliance date should be further pushed back while the DOL completes its re-examination of the rule. The DOL still has not decided whether to push that date back, however, and the outcome of the re-examination is unclear, so we are preparing to comply with the balance of the rule on the January 1, 2018 applicability date. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable". The DOL has delayed applicability of several key aspects of this exemption - including aspects that could expose us to class action lawsuits in the event we fail to fully comply with the conditions of the exemption - until January 1, 2018. As noted above, the DOL is considering further delays. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2017. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$76,037.8	$(5,732.8)	$6,403.2
Commercial mortgage and other loans	—	12,893.7	(697.8)	768.6
Derivatives:
Interest rate contracts	64,665.8	580.1	(490.9)	1,039.0
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	58,598.1	(3,980.3)	4,915.3
Funding agreements with fixed maturities and GICs	—	172.1	(7.6)	8.0
Supplementary contracts and immediate annuities	—	4,176.7	(258.1)	289.5
Long-term debt	—	3,031.3	(236.1)	272.0
Embedded derivatives on reinsurance	—	113.4	(129.7)	153.4
Guaranteed benefit derivatives(3):
FIA	—	2,097.1	160.6	(171.7)
IUL	—	107.4	6.9	(6.7)
GMAB / GMWB / GMWBL	—	1,465.8	(606.5)	775.8
Stabilizer and MCGs	—	141.2	(88.2)	144.9

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.

(3)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2017, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$2,879.3	$1,485.2	$1,743.8	$547.3	$1,118.2	$1,033.7	$8,807.5
1.01% - 2.00%	1,786.8	340.2	300.4	37.1	21.0	105.3	2,590.8
2.01% - 3.00%	17,444.7	487.5	510.3	181.9	35.0	40.0	18,699.4
3.01% - 4.00%	12,676.9	592.1	666.2	0.1	0.1	—	13,935.4
4.01% and Above	3,183.9	106.7	0.4	0.3	—	0.1	3,291.4
Renewable beyond 12 months (MYGA) (2)	1,664.8	—	—	—	—	—	1,664.8
Total discretionary rate setting products	$39,636.4	$3,011.7	$3,221.1	$766.7	$1,174.3	$1,179.1	$48,989.3
Percentage of Total	80.9%	6.1%	6.6%	1.6%	2.4%	2.4%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after June 30, 2018 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2017. In calculating these amounts, we exclude separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$304.0	$25.7	$(25.7)
Limited liability partnerships/corporations	—	929.5	59.0	(59.0)
Derivatives:
Equity futures and total return swaps(2)	12,190.9	(2.8)	(881.3)	883.5
Equity options	22,248.6	421.3	356.2	(230.7)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,097.1	134.2	(169.7)
IUL	—	107.4	49.4	(45.7)
GMAB / GMWB/ GMWBL	—	1,465.8	(193.5)	241.9
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

Market Risk Related to Closed Block Variable Annuity

Closed Block Variable Annuity ("CBVA") Net Amount at Risk ("NAR")

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of June 30, 2017:

	As of June 30, 2017
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)		% Retained NAR In-the-Money(3)
GMDB	$32,189	$5,068	$4,718	40%		29%
Living Benefit
GMIB	$9,123	$2,406	$2,406	83%		25%
GMWBL	13,818	1,996	1,996	59%		21%
GMAB/GMWB	560	12	12	11%		21%
Living Benefit Total	$23,501	$4,414	$4,414	69%	(4)	23%	(5)
(1) Account value excludes $5.0 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % Retained NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2016 was 73%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2016 was 24%.

As of the date indicated above, compared to $4.4 billion of NAR, we held gross statutory reserves before reinsurance of $2.6 billion for living benefit guarantees; of this amount, $2.5 billion was ceded to an affiliate, fully supported by assets in trust. However, NAR and statutory reserves are not directly comparable measures. Our U.S. GAAP reserves for living benefit guarantees were $2.5 billion as of June 30, 2017.

For a discussion of our U.S. GAAP reserves calculation methodology, see the Business, Basis of Presentation and Significant Accounting Policies - Future Policy Benefits and Contract Owner Account Balances Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2016.

Variable Annuity Hedge Program

The sensitivities presented below summarize the estimated change in hedge assets relative to the Conditional Tail Expectation (“CTE”) 95 standard, the estimated net impacts to funding our regulatory reserves and the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA segment, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. The sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following June 30, 2017 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve).

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

	As of June 30, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in CTE95 standard	$(2,150)	$(1,250)	$(400)	$400	$1,100	$1,700	$(800)	$700
Hedge gain/(loss) immediate impact	2,700	1,550	450	(400)	(950)	(1,300)	1,000	(800)
Net impact	$550	$300	$50	$—	$150	$400	$200	$(100)

There was approximately $800 million decrease in our hedge assets related to equity market and interest rate movements for the six months ended June 30, 2017. The Variable Annuity Hedge Program results were offset by the equity market and interest rate decrease of approximately $800 million in CTE95 requirements for the six months ended June 30, 2017.

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

	As of June 30, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Decrease/(increase) in regulatory reserves	$(2,900)	$(1,650)	$(450)	$450	$1,100	$1,600	$(1,000)	$750
Hedge gain/(loss) immediate impact	2,700	1,550	450	(400)	(950)	(1,300)	1,000	(800)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs	200	100	—	—	—	—	—	700
Net impact	$—	$—	$—	$50	$150	$300	$650	$—

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

	As of June 30, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$850	$600	$200	$(150)	$(250)	$(250)	$100	$(100)

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

Actual results will differ from the estimates above for reasons such as variance in market volatility versus what is assumed, 'basis risk' (differences in the performance of the derivative contracts versus the contract owner variable fund returns), consideration of nonperformance risk, equity shocks not occurring uniformly across all equity markets, combined effects of interest rates and equities, additional impacts from rebalancing of hedges, and/or the effects of time and changes in assumptions or methodology that affect reserves or hedge targets. Additionally, estimated net impact sensitivities vary over time as the market and closed block of business evolves, or if changes in assumptions or methodologies that affect reserves or hedge targets are refined. As the closed block of business evolves, actual net impacts are realized, or if changes are made to the target of the hedge program, the sensitivities may vary over time. Additionally, actual results will differ from the above due to issues such as basis risk, market volatility, changes in implied volatility, combined effects of interest rates and equities, rebalancing of hedges in the future, or the effects of time and other variations from the assumptions in the above table.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q .

The following should be read in conjunction with and supplements and amends the risk factors described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that will broaden the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expands the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. In February 2017, the President directed the DOL to re-examine the rule with a view to possibly amending or repealing it. In connection with this re-examination, certain aspects of the rule became effective on June 9, 2017, while the DOL delayed others until January 1, 2018. It is possible that the DOL will revise or repeal the rule as it completes its re-examination. More recently, the DOL requested public comment on whether the January 1, 2018 full compliance date should be further pushed back while the DOL completes its re-examination of the rule. The DOL still has not decided whether to push that date back, however, and the outcome of the re-examination is unclear, so we are preparing to comply with the balance of the rule on the January 1, 2018 applicability date. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The DOL concurrently adopted a "best interest contract exemption" (“BIC”) intended to enable continuation of certain existing industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be “reasonable”. The DOL has delayed applicability of several key aspects of this exemption - including aspects that could expose us to class action lawsuits in the event we fail to fully comply with the conditions of the exemption - until January 1, 2018. As noted above, the DOL is considering further delays. While it is too early to predict what impact this will have on our annuities and other businesses, we may experience a material decline in sales of products that can only be practicably sold in reliance on the BIC, such as variable annuities and fixed indexed annuities. The DOL is re-examining the BIC exemption together with the rest of the rule, and may revise or repeal it after completing the re-examination.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2017 - April 30, 2017	3,986,647	$37.63	3,986,647	$436.0	(1)
May 1, 2017 - May 31, 2017	903,397	34.47	903,397	404.9
June 1, 2017 - June 30, 2017	5,355,161	36.27	5,355,161	210.6
Total	10,245,205	$36.64	10,245,205	N/A
(1) Includes 3,986,647 shares delivered upon termination of a $150.0 million share repurchase arrangement entered into on March 9, 2017. The transaction settled at a per-share repurchase price of $37.63, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations associated with such vesting. For the three months ended June 30, 2017, there were 2,663 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 167 hereof.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 2, 2017	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
4.1
Amendment No. 1 to Warrant Agreement, dated as of May 22, 2017, among Voya Financial, Inc., ING Group, N.V. and Computershare Inc. (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (No. 333-218956) filed on June 23, 2017)

4.2
Seventh Supplemental Indenture, dated as of July 5, 2017, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-35897) filed on July 5, 2017)

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

