Form 10-K
period 2017-12-31
Voya Financial, Inc.
filed 2018-02-23
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $6.6 billion.
As of February 16, 2018, there were 172,003,659 shares of the registrant's common stock outstanding.

Documents incorporated by reference: Portions of Voya Financial, Inc.'s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

1

Voya Financial, Inc.
Form 10-K for the period ended December 31, 2017

Table of Contents

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.
NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, (xi) our ability to successfully complete the Transaction (as defined below) on the expected economic terms or at all, and (xii) other factors described in the section "Item 1A. Risk Factors."
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

We are a premier retirement, investment and insurance company serving the financial needs of approximately 14.7 million individual and institutional customers in the United States as of December 31, 2017. Our vision is to be America’s Retirement Company™. Our approximately 6,300 employees (as of December 31, 2017) are focused on executing our mission to make a secure financial future possible—one person, one family and one institution at a time. Through our retirement, investment management and insurance businesses, we help our customers save, grow, protect and enjoy their wealth to and through retirement. We offer our products and services through a broad group of financial intermediaries, independent producers, affiliated advisors and dedicated sales specialists throughout the United States.

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

•
Invest. We provide advisory programs, individual retirement accounts ("IRAs"), brokerage accounts, mutual funds and accumulation insurance products to help our customers achieve their financial objectives. Our income products such as target date funds, guaranteed income funds, IRAs, mutual funds and accumulation insurance products enable our customers to meet income needs through retirement and achieve wealth transfer objectives.

•
Protect. Our specialized retirement and insurance products, such as stable value, indexed universal life ("IUL") and variable life products, allow our customers to protect against unforeseen life events and mitigate market risk.

We tailor our products to meet the unique needs of our individual and institutional customers. Our individual businesses are primarily focused on the middle and mass affluent markets; however we serve customers across the full income spectrum, especially in our Institutional Retirement Plans business, Retail and Alternative Fund businesses, and Employee Benefits segment. Similarly, our institutional businesses serve a broad range of customers, with a wide variety of offerings for the small-mid, large and mega market segments across all industries.

We provide our principal products and services through four segments: Retirement, Investment Management, Individual Life and Employee Benefits. Activities not related to our business segments such as our corporate operations, corporate-level assets and financial obligations are included in Corporate. As of the fourth quarter of 2017, substantially all of our former Annuities and Closed Block Variable Annuity ("CBVA") segments have been reclassified as "Business Held for Sale/Discontinued Operations". We continue to operate these businesses until the closing of the Transaction described further under "–Organizational History and Structure–CBVA and Annuity Transaction".

The following table presents a summary of our key individual and institutional markets, how we define those markets, and the key products we sell in such markets.

Individual Markets

Market	Household Income Range	Investable Asset Range	Typical Customer Products
Mass Market	$50,000-$100,000	<$100,000	Mutual Funds IRAs

Middle Market & Mass Affluent	$100,000-$250,000	$100,000-$2,000,000	Universal Life Insurance Mutual Funds IRAs Financial Advisory

Affluent & Wealth Management Market	$250,000-$500,000	>$2,000,000	Universal Life Insurance Mutual Funds Separately Managed Accounts Alternative Funds IRAs Financial Advisory

Institutional Markets

Market	Employee Size	Asset Range	Typical Customer Products
Small-Mid	26-1,000	$0-$75 million	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Large	1,000-10,000	$75 million-$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Mega	>10,000	>$1 billion	Full Service Retirement Plans Retirement Recordkeeping Employee Benefits Investment Management Stable Value

Our Segments

Retirement is a leading provider of retirement services and products in the United States, offering tax-deferred, employer-sponsored (institutional) retirement savings plans and administrative services to approximately 48,600 plan sponsors covering approximately 5.2 million plan participant accounts in corporate, education, healthcare, other non-profit and government entities as of December 31, 2017. Our Retirement segment reaches customers through a broad distribution footprint comprising multiple sales channels, including affiliated representatives and thousands of non-affiliated sales agents, brokers and advisors as well as third-party administrators ("TPAs") and pension/specialty consultants. The segment serves a wide spectrum of employers ranging from small companies to the very largest corporations and government entities. Stable Value solutions are also offered to institutional plan sponsors where we may or may not be providing defined contribution plan services. Additionally, Retirement provides IRAs and other retail financial products as well as comprehensive financial planning and advisory services to individual customers. Retirement had $382.7 billion of AUM and AUA as of December 31, 2017, of which $122.6 billion was institutional full service business, $256.5 billion was institutional recordkeeping, stable value and pension risk transfer business and $3.6 billion was Retail Wealth Management business.

Investment Management. We are a prominent full-service asset manager with approximately $224.3 billion of AUM and $50.0 billion of AUA as of December 31, 2017, delivering client-oriented investment solutions and advisory services, serving both individual and institutional customers. We serve both individual and institutional customers, offering them domestic and international fixed income, equity, multi-asset and alternative investment products and solutions across a range of geographies, investment styles and capitalization spectrums.

•
As of December 31, 2017, we managed $142.3 billion in our commercial business (comprising $96.2 billion for third-party institutions and individual investors, and $46.1 billion in separate account assets for our other businesses) and $82.0 billion in general account assets for Voya Financial.

•
As of December 31, 2017, 94%, 93%, and 79% of fixed income assets, 54%, 54%, and 57% of equity assets, and 88%, 96%, and 32% of Multi-Asset Strategies and Solutions ("MASS") assets outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $27.0 billion as of December 31, 2017.

Individual Life provides wealth protection and transfer opportunities through universal and variable products, distributed primarily through a network of independent general agents and managing directors ("Aligned Distributors") to meet the needs of a broad range of customers from the middle-market through affluent market segments. We provide universal and variable life insurance products. Based on the LIMRA survey as of September 30, 2017, for premiums sold, our indexed universal life products ranked eighth. The rankings reflect our recent focus on selling more capital efficient products, such as IUL. As of December 31, 2017, the Individual Life distribution model is supported by approximately 100 Aligned Distributors with access to over 50,000 producers who are committed to promoting Voya products. As we announced in December 2017, we are currently conducting a strategic review of our Individual Life business.

Employee Benefits provides stop loss, group life, voluntary employee-paid and disability products to mid-sized and large businesses. Our products are distributed through national and regional benefits consultants, brokers, TPAs, enrollment firms and technology partners. We are a top tier provider of stop-loss insurance and currently rank eighth in the United States as reported by MyHealthguide through November 2017. We also hold top 20 positions in our voluntary and group life products as reported by LIMRA as of the third quarter of 2017.

CBVA and Annuities Businesses

As described below under "–Organizational History and Structure–CBVA and Annuity Transaction", in December 2017, we entered into a transaction to dispose of substantially all of our CBVA and Fixed and Fixed Indexed Annuities businesses and related assets (the "Transaction"). Until this Transaction closes, we remain responsible for the ongoing management of these businesses.

Annuities provides fixed and indexed annuities, investment-only products and payout annuities for pre-retirement wealth accumulation and post-retirement income management sold through multiple channels, and had $29.0 billion of AUM as of December 31, 2017. Following the closing of the Transaction, we will retain a small portion of our existing Annuities business, including approximately $6 billion in investment-only products.

CBVA. We previously separated CBVA business from our other operations, as part of a strategic decision to run-off, divest, or cease actively writing certain lines of business. Accordingly, CBVA was classified as a closed block and has been managed separately from our other segments. In 2009, we decided to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in early 2010) and placed this portfolio in run-off. We will retain a small stub of variable annuities business following the closing of the Transaction.

———————

As of December 31, 2017, on a consolidated basis, we had $554.5 billion in total AUM and AUA and total shareholders’ equity, excluding accumulated other comprehensive income/loss ("AOCI") and noncontrolling interests, of $7.3 billion. In addition, we had $(2,992) million of Net income (loss) available to Voya Financial, Inc.’s common shareholders for the year ended December 31, 2017 of which $(2,580) million was related to Income (loss) from discontinued operations, net of tax.

For the year ended December 31, 2017, we generated $528 million of Income (loss) from continuing operations before income taxes, and $528 million of Adjusted operating earnings before income taxes. Adjusted operating earnings before income taxes is a non-GAAP financial measure. For a reconciliation of Adjusted operating earnings before income taxes to Income (loss) before income taxes, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations— Company Consolidated."

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

For additional information on the separation from ING Group, see the "Business, Basis of Presentation and Significant Accounting Policies" section in Part II, Item 7. of this Annual Report on Form 10-K.

Our Organizational Structure

We are a holding company incorporated in Delaware in April 1999. We operate our businesses through a number of direct and indirect subsidiaries. The following organizational chart presents the ownership and jurisdiction of incorporation of our principal subsidiaries as of December 31, 2017:
The chart above presents:

•	Voya Financial, Inc.

•	Our principal intermediate holding company, Voya Holdings, which is the direct parent of a number of our insurance and non-insurance operating entities.

•
Our principal operating entities that are the primary sources of cash distributions to Voya Financial, Inc. Specifically, these entities are our principal insurance operating companies (VRIAC, VIAC, SLD and RLI) and Voya Investment Management LLC, the holding company for entities that operate our Investment Management segment.

•	SLDI and RRII, our Arizona captives.

CBVA and Annuity Transaction

On December 20, 2017, we entered into a Master Transaction Agreement (the "MTA") with VA Capital Company LLC, a newly formed Delaware limited liability company ("VA Capital"), and Athene Holding Ltd., a Bermuda limited company ("Athene"), pursuant to which VA Capital's wholly owned subsidiary Venerable Holdings Inc. ("Venerable") will acquire certain of our assets, including all of the shares of the capital stock of VIAC, our Iowa-domiciled insurance subsidiary, and all of the membership interests of Directed Services LLC, an indirect broker-dealer subsidiary ("DSL"). This transaction will result in our disposition of substantially all of our variable annuity and fixed and fixed indexed annuity businesses and related assets (collectively, the "Transaction").

VA Capital is a holding company formed by affiliates of Apollo Global Management LLC ("Apollo") and Athene (collectively, the "Sponsors"). Reverence Capital Partners, L.P. and Crestview Advisors, L.L.C. are also investors in VA Capital, along with us, and under the MTA, at closing, we will acquire a 9.99% equity interest in VA Capital. In addition, after the closing, our other insurance subsidiaries will continue to own surplus notes issued by VIAC in aggregate principal amount of $350 million.

Following its acquisition of VIAC, Venerable will hold substantially all of the variable annuities in what was previously reported as our CBVA segment with account value of approximately $35 billion based on June 30, 2017 balances. We separated CBVA from our other operations in 2009 and 2010 placing them in run-off as part of a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features. Accordingly, this segment was classified as a closed block and was managed separately from our other segments.

Concurrent with the sale of VIAC, we will sell via reinsurance to Athene our individual fixed and fixed indexed annuities policies with approximately $19 billion of account value as of June 30, 2017, representing a significant majority of our fixed and fixed indexed annuities in force. We intend to cease manufacturing non-retirement-focused annuities after the Transaction closes. After the Transaction, VIAC or one of Venerable's other affiliates will administer most of the variable, fixed and fixed indexed annuities included in the Transaction, subject to some exceptions and transitional arrangements. Certain businesses in our former Annuities segment are not part of the transaction, including approximately $6 billion in investment-only products (primarily Select Advantage) that will be retained by us. We will also retain a small amount of existing variable annuities business.

As a a result of our entry into the Transaction, the operations that were reported in prior periods as our CBVA and Annuities segments have been reclassified as "Business Held for Sale and Discontinued Operations" in our financial statements and are no longer reported as individual segments. For additional information about this reclassification, see the Business Held for Sale and Discontinued Operations note in Part II, Item 8. of this Annual Report on Form 10-K.

The purchase price in the Transaction is equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the Conditional Trail Expectation ("CTE") 95 standard which is a statistical tail risk measure under the Standard & Poor's ("S&P") model which follows the Risk Based capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners ("NAIC").

Under the terms of the Transaction, VIAC will, at or prior to the closing of the Transaction, undertake certain restructuring transactions with several current affiliates in order to transfer businesses and assets into and out of the Company. These restructuring transactions will include internal reinsurance of VIAC's life insurance and employee benefits businesses, the recapture of VIAC's variable annuity business from an affiliated reinsurer, the transfer of real and personal property and the settlement of outstanding amounts under existing affiliate agreements.

The MTA contains limits on the amount of additional capital we could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate us for if such excess capital were to become trapped in VIAC prior to Transaction closing, in each case subject to certain termination rights.

In connection with the closing of the Transaction, Voya IM or its affiliated advisors will enter into one or more agreements to perform asset management services for Venerable as part of the Transaction. As part of the agreements, Voya IM or its affiliated advisors will serve as the preferred asset management partner for Venerable. Under the agreements, subject to certain criteria, Voya IM or its affiliated advisors will manage certain assets, including, for a minimum of five years following the closing of the Transaction, certain general account assets. Voya has also agreed to provide certain transitional services to Venerable for up to 24 months after the closing of the Transaction.

The Transaction is expected to close in the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions.

OUR BUSINESSES

Retirement

Our Retirement segment is focused on meeting the needs of individuals in preparing for and sustaining a secure retirement through employer-sponsored plans and services, as well as through individual account rollover plans and comprehensive financial product offerings and planning and advisory services. We are well positioned in the marketplace, with our industry-leading Institutional Retirement Plans business and our Retail Wealth Management business having a combined $382.7 billion of AUM and AUA as of December 31, 2017, of which $66.3 billion were in proprietary assets.

Our Institutional Retirement Plans business offers tax-deferred employer-sponsored retirement savings plan and administrative services to corporations of all sizes, public and private school systems, higher education institutions, hospitals and healthcare facilities, not-for-profit organizations and state and local governments. We also offer stable value products to institutional plan sponsors where we may or may not be providing defined contribution plan services. This broad-based institutional business crosses many sectors of the economy, which provides diversification that helps insulate us from downturns in particular industries. In the defined contribution market, we provide services to approximately 48,600 plan sponsors covering approximately 5.2 million plan participant accounts as of December 31, 2017.

Our Retail Wealth Management business, with AUM and AUA of $3.6 billion as of December 31, 2017, focuses on the rapidly expanding retiree market as well as on pre-retirees within our defined contribution plans. This business offers retail financial products and comprehensive financial planning and advisory services to help individuals manage their retirement savings and income needs.

Our Retirement segment earns revenue principally from asset and participant-based advisory and recordkeeping fees. Retirement generated Adjusted operating earnings before income taxes of $456 million for the year ended December 31, 2017. Our Investment Management segment also earns arm’s-length market-based fees from the management of the general account and mutual fund assets supporting Institutional Retirement Plans and certain Retail Wealth Management rollover products and advisory solutions. Distribution of Investment Management products and services using the Retirement segment continues to present a growth opportunity for our Retirement and Investment Management segments.

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

Institutional Retirement Plans

Products and Services

We are one of only a few providers that offer tax-deferred institutional retirement savings plans, services and support to the full spectrum of businesses, ranging from small to mega-sized plans and across all markets and code sections. These plans may either be offered as full service options or recordkeeping services products. We also offer stable value investment options to institutional clients where we may or may not be providing defined contribution plan services.

Full-service retirement products provide recordkeeping and plan administration services, tailored award-winning participant communications and education programs, myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), trustee services and institutional and retail investments. Offerings include a wide variety of investment and administrative products for defined contribution plans for tax-advantaged retirement savings, as well as nonqualified executive benefit plans and employer stock option plans. Plan sponsors may select from a variety of investment structures and products, such as general account, separate account, mutual funds, stable value or collective investment trusts and a variety of underlying asset types (including their own employer stock) to best meet the needs of their employees. A broad selection of funds is available for our products in all asset categories from over 150 fund families, including the Voya family of mutual funds managed by our Investment Management segment. Our full-service retirement plan offerings are also supported by financial planning and investment advisory services offered through our Retail Wealth Management business or through third parties (e.g., Morningstar) to help prepare individuals for retirement through customer-focused personalized and objective investment advice.

Recordkeeping service products provide recordkeeping and plan administration support for a sponsor base that includes multi-employer corporate plans, large-mega corporations and state and local governments. Our recordkeeping retirement plan offerings are also supported by award-winning participant communications and education programs, myOrangeMoney® digital capabilities for sponsors and plan participants (plus mobile capabilities for participants), as well as financial planning and investment advisory services offered through our Retail Wealth Management business and Voya Retirement Advisors (our registered investment advisor group serving in-plan participants with the in-plan advisory services program).

Stable value investment options may be offered within our full service institutional plans, or as investment-only options within our recordkeeping services plans or within other vendor plans. Our product offering includes both separate account guaranteed investment contracts ("GICs") and synthetic GICs managed by either proprietary or outside investment managers.

Pension risk transfer group annuity solutions were previously offered to institutional plan sponsors who needed to transfer their defined benefit plan obligations to us. We discontinued sales of these solutions in late 2016 to better align our business activities to our strategic priorities, but continue to manage existing policies and assets.

The following chart presents our Institutional Retirement Plans product/service models and corresponding AUM and AUA, key markets in which we compete, primary defined contribution plan Internal Revenue Code sections and core products offered for each market segment.

Product/Service Model	AUM/AUA (as of December 31, 2017)	Key Market Segments/Product Lines	Primary Internal Revenue Code section	Core Products*
Full Service Plans	$122.6 billion	Small-Mid Corporate	401(k)	Voya MAP Select, Voya Framewor(k)
		K-12 Education	403(b)	Voya Custom Choice II, Voya Framewor(k)
		Higher Education	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framewor(k)
		Healthcare & Other Non-Profits	403(b)	Voya Retirement Choice II, Voya Retirement Plus II, Voya Framewor(k)
		Government (local and state)	457	RetireFlex-SA, RetireFlex-MF, Voya Health Reserve Account, Voya Framewor(k)
Recordkeeping and Stable Value Business	$256.5 billion**	Small-Mid Corporate	401(k)	***
		Large-Mega Corporate	401(k)	***
		Government (local and state)	457	***
		Stable Value****	401(k) 403(b) 457(b)	Separate Account and Synthetic GICs

* Core products actively being sold today.
** Assets include a small block of pension risk transfer business which is no longer an active offering
*** Offerings include administration services and investment options such as mutual funds, commingled trusts and separate accounts.
**** Sold across all market segments with a strong focus on Large Corporate

In 2017, we launched an enhanced version of our Voya Framewor(k) product, making it the first product in the history of our business that can be sold across both full service corporate and tax-exempt markets. It is a mutual fund program offered to fund qualified retirement plans, and it gives plan advisors and third party administrators who work with us a uniform and consistent product experience across multiple plan markets. The product is distinguished by its flexible recordkeeping platform and contains over 200 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value investment options.

In addition to Voya Framewor(k), we offer products customized to each of the full service corporate market and the full service tax exempt market.

For plans in the full service corporate market, our core product is Voya MAP Select, a group funding agreement/group annuity contract offered to fund qualified retirement plans. The product contains over 200 funds from well-known fund families for smaller plans or can be provided as an open architecture investment platform for larger plans (which offers most funds for which trades are cleared through the National Securities Clearing Corporation). This product also includes our general account and various stable value investment options.

For plans in the full service tax-exempt market, we offer a variety of products, that include the following:

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

Markets and Distribution

Our Institutional Retirement Plans business can be categorized into two primary markets: Corporate and Tax Exempt. Both markets utilize our myOrangeMoney® participant-facing digital capabilities as a centerpiece to help shift the mindset of plan participants from focusing only on accumulation to focusing on both accumulation and adequate income in retirement. Additionally, a broad suite of financial wellness offerings, including retirement planning, guidance and advisory products, tools and services are offered to help our plan participants in all markets reach their retirement goals. A brief description of each market, including sub segments and areas of particular focus, are as follows:

Corporate Markets:

•
Small-Mid Corporate Market. In this market we offer full service solutions to defined contribution plans of small-mid-sized corporations (i.e., typically less than 1,000 employees). Our comprehensive product offers an open architecture investment platform, comprehensive fiduciary solutions, dedicated and proactive service teams and product and service innovations leveraged from our expertise across multiple market segments (all sizes of plans as well as code sections). Furthermore, we offer a unique enrollment experience through our myOrangeMoney® digital capabilities that helps engage and inform plan participants with retirement savings and income goals.

•
Large-Mega Corporate Market. In this market we offer recordkeeping services to defined contribution plans of large to mega-sized corporations. Our solutions and capabilities support the most complex retirement plans with a special focus on client relationship management, tailored communication campaigns and education and enrollment support to help employers prepare their employees for retirement. We are dedicated to providing engaging information through innovative technology-based tools and award winning print materials to help plan participants achieve a secure and dignified retirement.

Tax Exempt Markets:

•
Education Market. We offer comprehensive full service offerings to both public and private K-12 educational entities as well as public and private higher education institutions. In the United States, we rank fourth in both the K-12 and higher education markets by assets as of September 30, 2017. Our support to plan sponsors with solutions to reduce administrative burden, deep technical and regulatory expertise, and strong on-site service teams plus a broad suite of financial wellness products, tools, and services for participants, continue to strengthen our position as one of the top providers in this market.

•
Healthcare/Other Non Profits Market. In this market we service hospitals, healthcare organizations and not-for-profit entities by offering full service solutions for a variety of plan types. We offer solutions that reduce sponsors' administrative burdens and provide them with deep technical and fiduciary expertise. Additionally, we offer on-site service teams to assist plan sponsors with their plans and to assist their employees with understanding and taking advantage of their plan benefits. We also provide tailored communications, education and enrollment support plus a broad suite of financial wellness products, tools and services in order to better prepare plan participants for retirement.

•
Government Market. We provide both full service and recordkeeping services offerings to small and large governmental entities (e.g., state and local government) with a client base that spans all 50 states plus US territories. For large governmental sponsors, we offer recordkeeping services that meet the most complex of needs, while also offering extensive participant communication and retirement education support, including a broad suite of financial wellness products, tools and services. We also offer a broad range of proprietary, non-proprietary and stable value investment options. Our flexibility and expertise help make us the fourth ranked provider in this market in the United States based on AUM and AUA as of September 30, 2017.

Products for Institutional Retirement Plans are distributed nationally through multiple unaffiliated channels supported by our employee wholesale field force and dedicated sales teams and via other affiliated distribution through our owned broker-dealer. We offer localized support to distribution partners and their clients during and after the sales process as well as a broad selection of investment options with flexibility of choice and comprehensive fiduciary solutions to help their clients meet or exceed plan guidelines and responsibilities.

Unaffiliated Distribution:

•
Independent Sales Agents. As of December 31, 2017, we work with more than 5,000 sales agents who primarily sell fixed annuity products from multiple vendors in the education market. Activities by these representatives are centered on increasing participant enrollments and deferral amounts in our existing K-12 education segment plans.

•
Brokers and Advisors. Over 12,000 wirehouse and independent regional and local brokers, specialty retirement plan advisors plus registered investment advisors (as of December 31, 2017) are the primary distributors of our small-mid corporate market products, but they also distribute products to the education, healthcare and government markets. These producers typically present their clients (i.e., employers seeking a defined contribution plan for their employees) with plan options from multiple vendors for comparison and may also help with employee enrollment and education.

•
TPAs. As of December 31, 2017, we have long-standing relationships with over 1,200 TPAs who work with a variety of retirement plan providers and are selling and/or service partners for our small-mid corporate markets and select tax exempt markets plans. While TPAs typically focus on providing plan services only (such as administration and compliance testing), some also initiate and complete the sales process. TPAs also play a vital role as the connecting point between our wholesale team and unaffiliated producers who seek references for determining which providers they should recommend to their clients.

Affiliated Distribution:

•
Voya Financial Advisors ("VFA"). Our owned broker-dealer is one of the top thirteen broker-dealers in the United States as determined by the total number of licensed and producing representatives. As of December 31, 2017, VFA provided licensing and operational support to approximately 1,800 field and phone-based representatives. The field based financial planning and advisory representatives support sales of products, financial planning and advisory services for the Retirement segment. A closely affiliated sub-set of the field-based channel focuses primarily on driving enrollment and contribution activity within our education, healthcare and government market institutional plans. They also provide in-plan education and guidance plus retail sold-financial advisory services to help individuals in these markets meet their retirement savings and income goals. The home office phone-based representatives focus on providing education, guidance and rollover support services to our institutional plan participants.

•
Wholesale Field Force. Locally based employee wholesalers focus on expanding and strengthening relationships with unaffiliated distribution partners and third party administrators who sell and service our institutional plan offerings to employers across the nation.

•
Dedicated Voya Sales Teams. We have employee sales teams that work with more than 80 different pension/specialty consulting firms that represent employers in corporate and tax-exempt markets seeking large-mega institutional plans and/or stable value solutions. Additionally, as mentioned above for VFA, we have salaried phone-based sales teams that focus on supporting our institutional plan participants across all markets.

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

Market/Product Segment	Competitive Landscape	Select Competitors

Small-Mid Corporate	Primary competitors are mutual fund companies and insurance-based providers with third-party administration relationships	Empower Fidelity

K-12 Education	Competitors are primarily insurance-based providers that focus on school districts across the nation	AXA VALIC

Higher Education	Competitors are 403(b) plan providers, asset managers and some insurance-based providers	TIAA-CREF Fidelity

Healthcare & Other Non-Profits	Competition varies across 403(b) plan providers, asset managers and some insurance-based providers	Fidelity TIAA-CREF

Government	Compete primarily with insurance-based providers but also asset managers and 457 providers	Empower Nationwide

Recordkeeping	Primarily bid against asset managers and business consulting services firms, but also compete with some payroll firms and insurance-based providers	Fidelity Empower

Stable Value	Primarily compete with select insurance companies who are also dedicated to the Stable value market, but also with certain banking institutions	Prudential MetLife

Our full-service Institutional Retirement Plans business competes primarily based on pricing for value delivered, the breadth of our service and investment offerings, technical/regulatory expertise, industry experience, local enrollment and financial wellness support, investment flexibility and our ability to offer industry tailored product features to meet the retirement income needs of our clients. Regarding the large plan recordkeeping only business, we have seen industry concentration in recent years as a result of mergers among several industry providers seeking to increase scale, improve cost efficiencies and enter new market segments. As a result, we emphasize our strong sponsor relationships, flexible value-added services, ability to customize recordkeeping and administration services to match client needs, and technical and regulatory expertise as our competitive strengths. Additionally, we compete across all institutional markets with our broad suite of products, tools, services, including myOrangeMoney® retirement income focused digital and mobile capabilities, to help employers support the retirement preparedness and financial needs of their employees. Our long standing experience in the retirement market underscored by strong stable value expertise allows us to effectively compete against existing and new providers.

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

Retail Wealth Management

Products and Services

Our Retail Wealth Management business offers a variety of investments and protection products, along with holistic advice and guidance delivered through field-based financial planning and advisory representatives and home office phone-based representatives. Our current investment solutions include a variety of mutual fund custodial IRA products, managed accounts and advisory programs, plus brokerage accounts.

The primary focus of our Retirement segment is to serve approximately 5.2 million defined contribution plan participant accounts (as of December 31, 2017). We also seek to capitalize on our access to these individuals through our Institutional Retirement Plans business by utilizing our Retail Wealth Management business to deepen our relationships with them for the long-term. We believe that our ability to offer an integrated approach to an individual customer’s entire financial picture, while saving for or living in retirement, presents a compelling reason for our Institutional Retirement Plans participants to use us as their principal investment and retirement plan provider. Through our broad range of advisory programs, our financial advisers have access to a wide set of solutions for our customers for building investment portfolios, including stocks, bonds and mutual funds, as well as managed accounts. These experienced advisers work with customers to select a program to meet their financial needs that takes into consideration each individual’s time horizon, goals and attitudes towards risk.

Markets and Advisory Services

Retail Wealth Management products, financial planning and advisory services are primarily sold through our group of nearly 1,800 representatives licensed through our Voya Financial Advisors ("VFA") broker-dealer. These VFA representatives help provide cohesiveness between our Institutional Retirement Plans and Retail Wealth Management businesses and are grouped into two primary categories: field-based and home office phone-based representatives. Field-based representatives are registered sales and investment advisory representatives that drive both fee-based and commissioned sales. They provide face-to-face interaction with individuals seeking retail investment products (e.g., rollover products) as well as financial planning and advisory solutions. Home office phone-based representatives focus on assisting participants in our institutional retirement plans, primarily for our large recordkeeping plans. While these representatives offer more simplified rollover products and advisory services than offered by the field-based representatives, they are highly trained in providing financial advice that helps customers transition through life stage and job-related changes.

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

Underwriting and Pricing

We price our institutional and individual retirement products based on long-term assumptions that include investment returns and operating costs. We establish target returns for each product based upon these factors and the expected amount of regulatory and rating agency capital that we must hold to support these contracts over their projected lifetime. We monitor and manage pricing and sales mix to achieve target returns. It may take new business several years before it is profitable, depending on the nature and life of the product, and returns are subject to variability as actual results may differ from pricing assumptions. We seek to mitigate investment risk by actively managing market and credit risks associated with investments and through asset/liability matching portfolio management.

Investment Management

We offer domestic and international fixed income, equity, multi-asset and alternatives products and solutions across market sectors, investment styles and capitalization spectrums through our actively managed, full-service investment management business. Multiple investment platforms are backed by a fully integrated business support infrastructure that lowers expense and creates operating efficiencies and business leverage and scalability at low marginal cost. As of December 31, 2017, our Investment Management segment managed $96.2 billion for third-party institutions and individual investors, $46.1 billion in separate account assets for our other segments (including CBVA) and $82.0 billion in general account assets. Upon closing of the Transaction, our general account AUM will decline by approximately $28 billion, a portion of which will be offset by approximately $10 billion of additional third-party AUM associated with our management of the general account assets of Venerable. See "–Organizational History and Structure–CBVA and Annuity Transaction".

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

Investment Management’s primary source of revenue is management fees collected on the assets we manage. These fees typically are based upon a percentage of AUM. In certain investment management fee arrangements, we may also receive performance-based incentive fees when the return on AUM exceeds certain benchmark returns or other performance hurdles. In addition, and to a lesser extent, Investment Management collects administrative fees on outside managed assets that are administered by our mutual fund platform, and distributed primarily by our Retirement segment. Investment Management also receives fees as the primary investment manager of our general account, which is managed on an arm’s-length pricing basis. Finally, Investment Management generates revenues from a portfolio of capital investments. Investment Management generated Adjusted operating earnings before income taxes of $248 million for the year ended December 31, 2017.

The success of our platform begins with providing our clients continued strong investment performance. In addition to investment performance, our focus is on client "solutions" and income and outcome-oriented products which include target date funds. We expect that strong investment performance combined with superior client service through a solution orientation will result in AUM growth.

•
As of December 31, 2017, 94%, 93%, and 79% of fixed income assets, 54%, 54%, and 57% of equity assets, and 88%, 96%, and 32% of Multi-Asset Strategies and Solutions ("MASS") assets outperformed benchmark or peer median returns on a 3-year, 5-year, and 10-year basis, respectively. Our retail mutual fund portfolio assets totaled $27.0 billion as of December 31, 2017.

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

Other key strategic initiatives for growth include: improved distribution productivity, sub-advisory mandates for Investment Management capabilities on others' platforms; leveraging partnerships with financial intermediaries and consultants; long-term expansion of our international investment capabilities; opportunistic launching of capital markets products such as collateralized loan obligations ("CLOs") and Closed End Mutual Funds; and prudent expansion of our private equity business.

Products and Services

Investment Management delivers products and services that are manufactured by traditional and specialty investment platforms. The traditional platforms are fixed income, equities and MASS. The specialty investment platforms are senior bank loans and alternatives.

Fixed Income. Investment Management’s fixed income platform manages assets for our general account, as well as for domestic and international institutional and retail investors. As of December 31, 2017, there were $127.6 billion in AUM on the fixed income platform, of which $82.0 billion were general account assets. Through the fixed income platform clients have access to money market funds, investment-grade corporate debt, government bonds, residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), asset-backed securities ("ABS"), high yield bonds, private and syndicated debt instruments, commercial mortgages and preferred securities. Each sector within the platform is managed by seasoned investment professionals supported by significant credit, quantitative and macro research and risk management capabilities.

Equities. The equities platform is a multi-cap and multi-style research-driven platform comprising both fundamental and quantitative equity strategies for institutional and retail investors. As of December 31, 2017, there were $61.5 billion in AUM on the equities platform covering both domestic and international markets including Real Estate. Our fundamental equity capabilities are bottom-up and research driven, and cover growth, value, and core strategies in the large, mid and small cap spaces. Our quantitative equity capabilities are used to create quantitative and enhanced indexed strategies, support other fundamental equity analysis, and create extension products.

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

Senior Bank Loans. Investment Management’s senior bank loan group is an experienced manager of below-investment grade floating-rate loans, actively managing diversified portfolios of loans made by major banks around the world to non-investment grade corporate borrowers. Senior in the capital structure, these loans have a first lien on the borrower’s assets, typically giving them stronger credit support than unsecured corporate bonds. The platform offers institutional, retail and structured products (e.g., CLOs), including on-shore and off-shore vehicles with assets of $24.6 billion as of December 31, 2017.

Alternatives. Investment Management’s primary alternatives platform is Pomona Capital. Pomona Capital specializes in investing in private equity funds in three ways: by purchasing secondary interests in existing partnerships; by investing in new partnerships; and by co-investing alongside buyout funds in individual companies. As of December 31, 2017, Pomona Capital managed assets totaling $8.6 billion across a suite of eight limited partnerships and the Pomona Investment Fund, a registered investment fund launched in May, 2015 that is available to accredited investors. In addition, Investment Management offers select alternative and hedge funds leveraging our core debt and equity investment capabilities.

The following chart presents asset and net flow data as of December 31, 2017, broken out by Investment Management’s five investment platforms as well as by major client segment:

	AUM		Net Flows
	As of		Year Ended
	December 31, 2017		December 31, 2017
	$ in billions		$ in millions
Investment Platform
Fixed income	$127.6		$2,518
Equities	61.5		(4,724)
Senior Bank Loans	24.6		1,923
Alternatives	10.6		674
Total	$224.3	(1)	$391
MASS (1)	29.7		(1,183)

Client Segment
Retail	$69.8		$(5,878)
Institutional	72.5		5,413
General Account	82.0	(4)	N/A
Mutual Funds Manager Re-assignments (2)	N/A		857
Total	$224.3		$391
Voya Financial affiliate sourced, excluding CBVA(3)	$35.8		$(120)
CBVA (3)	20.7		(4,505)

(1)
$23.3 billion of MASS assets are included in the fixed income, equity and senior bank loan AUM figures presented above. The balance of MASS assets, $6.4 billion, is managed by third parties and we earn only a modest, market-rate fee on these assets.

(2)	Represents the re-assignment of mutual fund management contracts to Voya Investment Management from external managers. The AUM related to the re-assignments are included in the retail segment above.

(3)	Assets sourced from Voya Financial, including CBVA, are also included in the retail and institutional markets segments above.

(4)
Upon closing of the Transaction, our general account AUM will decline by approximately $28 billion, a portion of which will be offset by approximately $10 billion of additional third-party AUM associated with our management of the general account assets of Venerable. See "–Organizational History and Structure–CBVA and Annuity Transaction".

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

With the exception of Pomona Capital and structured products, the different products and strategies associated with our investment platforms are distributed and serviced by these Retail and Institutional client-focused segments as follows:

•
Retail client segment: Open- and closed-end funds through affiliate and third-party distribution platforms, including wirehouses, brokerage firms, and independent and regional broker-dealers. As of December 31, 2017, total AUM from these channels was $69.8 billion. Historically, AUM derived from our CBVA business has been included in the total AUM from this retail client segment.

•
Institutional client segment: Individual and pooled accounts, targeting defined benefit, defined contribution recordkeeping and retirement plans, Taft Hartley and endowments and foundations. As of December 31, 2017, Investment Management had approximately 319 institutional clients, representing $72.5 billion of AUM primarily in separately managed accounts and collective investment trusts.

Investment Management manages a variety of variable portfolio, mutual fund and stable value assets, sold through our Retirement, Individual Life and Employee Benefits segments, together with our Annuities business. As of December 31, 2017, total AUM from these channels and our CBVA business was $56.5 billion with the majority of the assets gathered through our Retirement segment.

As described above under "–Organizational History and Structure–CBVA and Annuity Transaction" as a result of the Transaction, Voya IM or its affiliated advisors will enter into one or more agreements to serve as the preferred asset management partner for Venerable for at least five years following the closing of the Transaction.

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

Individual Life

Our Individual Life segment has a broad independent distribution footprint and manufactures competitive products, with a focus on indexed universal life. We offer indexed, fixed, and variable universal life insurance products targeted to the middle market through the mass affluent markets. We continually evaluate changes to our product portfolio in light of market conditions and in recent years have suspended sales of our Term Life and Indexed Universal Life-Guaranteed Death Benefit ("IUL-GDB") products. Applications for these products were accepted through the end of 2016. These changes reflect our continued effort to focus on capital efficient products and drive greater value to our shareholders. As we announced in December 2017, we are currently conducting a strategic review of our Individual Life business.

As of September 30, 2017, we were the eighth largest writer of indexed universal life products in the United States based on premiums sold or written. Our strong market positions have allowed us to properly scale our business to achieve greater profitability. As of December 31, 2017, Individual Life’s in-force book comprised nearly 1 million policies and gross premiums and deposits of approximately $1.8 billion.

The Individual Life segment generates revenue on its products from premiums, investment income, expense load, mortality charges and other policy charges, along with some asset-based fees. Profits are driven by the spread between investment income earned and interest credited to policyholders, plus the difference between premiums and mortality charges collected and benefits and expenses paid. Our Individual Life segment generated Adjusted operating earnings before income taxes of $92 million for the year ended December 31, 2017.

We intend to achieve our earnings growth in our Individual Life segment by focusing on growing our earnings drivers. Our earnings drivers include growing our in-force block of business by adding new businesses that meet our profit and capital requirements, combined with effectively managing our in-force block to meet our profitability objectives. They also include focusing on improving our investment margins, growing our mortality profits and fully exploiting our technological capability in order to continue to reduce new business unit costs and underwriting expense. In addition, we will further our financial objectives by continuing to utilize reinsurance to actively manage our risk and capital profile with the goal of controlling exposure to losses, reducing volatility and protecting capital. We aim to maximize earnings and capital efficiency in part by relieving the reserve strain for certain of our term and universal life products by means of reinsurance arrangements and other financing transactions. We also look to transfer certain blocks of business through reinsurance in order to more effectively manage our capital. For example, in 2015 and 2014 we reinsured two in-force blocks comprising approximately 325,000 term life insurance policies, representing approximately $190.0 billion of life insurance in-force and backed by approximately $2.7 billion in statutory reserves, to a third-party reinsurer.

Products and Services

Our Individual Life segment currently offers products that include IUL, universal life ("UL"), and variable universal life ("VUL") insurance. These offerings are designed to address customer needs for death benefit protection, tax-advantaged wealth transfer and accumulation, premium financing, business planning, executive benefits and supplemental retirement income. We believe that our combination of product solutions is well-suited for the middle-market through the mass-affluent and makes us a full service provider to our independent distribution partners.

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

The following chart presents data on our in-force face amount and total gross premiums and deposits received by product:

	In-Force Face	Total gross premiums
($ in millions)	Amount	and deposits
	As of	Year Ended
Individual Life Product	December 31, 2017	December 31, 2017
Term Life(1)	$225,370	$541
Indexed Universal Life	21,196	406
Other Universal Life	$59,859	$710
Variable Universal Life	$21,695	$150
(1) Term Life offerings were discontinued in late 2016.

Markets and Distribution

Our Individual Life segment distributes our product offerings primarily through a network of Aligned Distributors who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. Through this channel, we partner with approximately 100 Aligned Distributors with access to over 50,000 producers as of December 31, 2017. These producers utilize our brand and sell a wide range of our products, including life, annuity and mutual funds. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings. Our distribution organization boasts a comprehensive sales support, sales technology, marketing support and illustration system. We offer service solutions to meet the diverse and changing requirements of our customers and distribution partners.

The following table presents a breakdown of Individual Life sales by distribution channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2017	Year Ended December 31, 2017
Aligned Distribution Sales	$74	90.7%
Non-Aligned	$7	8.3%
Direct-Term Writers	$1	1.0%

Competition

The Individual Life segment competes with large, well-established life insurance companies in a mature market, where price and service are key drivers. Primary competitors include Lincoln, Brighthouse Financial, National Life Group, North American Company, American General, John Hancock, Transamerica and Pacific Life. Individual Life primarily competes based on service and distribution channel relationships, price, brand recognition, financial strength ratings of our insurance subsidiaries and financial stability. We have strong capabilities to monitor competition and we utilize advanced models to benchmark our product offerings against others in the industry.

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

Employee Benefits

Our Employee Benefits segment provides group insurance products to mid-size and large corporate employers and professional associations. In addition, our Employee Benefits segment serves the voluntary worksite market by providing individual and payroll-deduction products to employees of our clients. Our Employee Benefits segment is among the largest writers of stop loss coverage in the United States, currently ranking eighth on a premium basis with approximately $969 million of in-force premiums. We also hold top 20 positions in the group life and voluntary benefits markets on a premium basis as of September 30, 2017. As of December 31, 2017, Employee Benefits total in-force premiums were $1.8 billion.

The Employee Benefits segment generates revenue from premiums, investment income, mortality and morbidity income and policy and other charges. Profits are driven by the spread between investment income and credited rates to policyholders on voluntary universal life and whole life products, along with the difference between premiums and mortality charges collected and benefits and expenses paid for group life, stop loss and voluntary health benefits. Our Employee Benefits segment generated Adjusted operating earnings before income taxes of $127 million for the year ended December 31, 2017.

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

Voluntary Benefits. Our voluntary benefits business involves the sale of universal life insurance, whole life insurance, critical illness, and accident insurance. This product lineup is mostly employee-paid through payroll deduction. New products have been introduced that focus on group-like structures that address the cost-shifting trend.

Group Disability. Group disability includes group long term disability, short term disability, telephonic short term disability, voluntary long term disability and voluntary short term disability products for mid-sized to large employers. This product offering is typically packaged for sale with group life products, especially in the middle-market.

The following chart presents the key employee benefits products we offer, along with data on annualized in-force premiums for each product:

($ in millions)	Annualized In-Force Premiums
Employee Benefits Products	Year Ended December 31, 2017
Stop Loss	$969
Group Life	$491
Voluntary Benefits	$264
Group Disability	$125

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

The following chart presents our Employee Benefits distribution, by channel:

($ in millions)	Sales	% of Sales
Channel	Year Ended December 31, 2017	Year Ended December 31, 2017
Brokerage (Commissions Paid)	$324	73.5%
Benefits Consulting Firms (Fee Based Consulting)	$108	24.5%
Worksite Sales	$9	2.0%

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

Reinsurance

Our Employee Benefits reinsurance strategy seeks to limit our exposure to any one individual which will help limit and control risk. Group Life, which includes Accidental Death and Dismemberment, cedes the excess over $750,000 of each coverage to a reinsurer. Group Long Term Disability cedes substantially all of the risk including the claims servicing, to a TPA and reinsurer. As of January 1, 2018, Excess Stop Loss has a reinsurance program in place that limits our exposure on any one specific claim to $3 million, with aggregate stop loss reinsurance that limits our exposure to $3 million over the Policyholder's Aggregate Excess Retention. For policies issued in 2017, the limit on any one specific claim is $2.25 million. For policies issued in 2016, the limit on any one specific claim is $2 million. For both 2017 and 2016 circumstances, there is aggregate stop loss reinsurance that limits our exposure to $2 million over the Policyholders Aggregate Excess Retention. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management". We also use an annually renewable reinsurance transaction which lowers required capital of the Employee Benefits segment.

CBVA and Annuities Businesses

As described under "–Organizational History and Structure–CBVA and Annuity Transaction", in December 2017, we entered into a transaction to dispose of substantially all of our CBVA and Fixed and Fixed Indexed Annuities businesses and related assets. Until this Transaction closes, we remain responsible for the ongoing management of these businesses.

Annuities

The Annuities business provides fixed and indexed annuities, investment-only products and payout annuities for pre-retirement wealth accumulation and postretirement income management, sold through multiple channels. Revenues are generated from fees and from margins based on the difference between income earned on the investments supporting the liability and interest credited to customers. Following the closing of the Transaction, we will retain the investment-only products and certain other small blocks of Annuities business. We report the related results in continuing operations within Corporate.

We have historically sought to achieve our risk-adjusted return objectives in Annuities through a disciplined approach, with a focus on preserving margins in low interest rate environments. Our mutual fund custodial products business correlates with equity markets, but is not sensitive to interest rate conditions and, as such, is focused on growth. We seek to meet our risk management objectives by continuing to hedge market risks associated with the indexed crediting strategies selected by clients on our FIA contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Risk Management."

Products and Services

Our Annuities product offerings include immediate and deferred fixed annuities designed to address customer needs for tax-advantaged savings and retirement income and their wealth-protection concerns. New sales comprise primarily FIAs and tax-qualified mutual fund custodial accounts.

FIAs. FIAs are marketed principally based on underlying interest-crediting guarantee features coupled with the potential for increased returns based on the performance of market indices. For an FIA, the principal amount of the annuity is guaranteed to be no less than a minimum value based on non-forfeiture regulations that vary by state. Interest on FIAs is credited based on allocations selected by a customer in one or more of the strategies we offer and upon policy parameters that we set. The strategies include a fixed interest rate option, as well as several options based upon performance of various external financial market indices. Such indices may include equity indices, such as Standard & Poor’s 500 Index (the "S&P 500"), an interest rate benchmark, such as the change in London Interbank Offered Rates ("LIBOR"), or a volatility-controlled strategy such as the Citi Dynamic Asset Selector Index. The parameters (such as "caps," "participation rates," and "spreads") are periodically declared by us for both initial and following periods. Our existing FIAs contain death benefits as required by non-forfeiture regulations. Some FIAs contain guaranteed withdrawal benefit features at an additional cost. These living benefits guarantee a minimum annual withdrawal amount for life. The amount of the guaranteed annual withdrawal may vary by age at first withdrawal.

Annual Reset and Multi-Year Guarantee Annuities ("MYGAs"). Our in-force block includes Annual Reset and MYGA products, which provide guaranteed minimum rates of up to 4.5% and with crediting rate terms from one year to 10 years. These products are in run-off.

Although not currently a significant portion of new sales, we also offer other fixed annuities with a guaranteed interest rate or a periodic annuity payment schedule suitable for clients seeking a stable return.

Investment-Only Products. Our Annuities business offers tax-qualified mutual fund custodial products, which provide flexible investment options across mutual fund families on a no-load basis. We will retain this business following the closing of the Transaction. We charge a recordkeeping fee based on the amount of assets invested in the account, and we are paid asset-based fees by the managers of the mutual funds within the account. These products are designed to be streamlined, simple rollover solutions providing continued tax deferrals on retirement assets. No minimum guarantees are offered for these products.

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

The following chart presents the key in-force annuity and investment-only products within Annuities, along with data on AUM for each product, excluding payout annuities:

($ in billions)	AUM
Annuity Product	As of December 31, 2017
Fixed Indexed Annuities (FIA)	$14.9
Multi-Year Guarantee Annuities (MYGA) & other Fixed Annuities	$4.7
Investment-Only Products(1)	$6.2

(1)	Includes Separate account and mutual funds. We will retain this business following the closing of the Transaction.

Markets and Distribution

Our target markets for annuities include individual retirees and pre-retirees seeking to accumulate or receive distributions of assets for retirement. Annuity products are primarily distributed by independent broker-dealers, independent insurance agents / independent marketing organizations, affiliated broker-dealers, and banks.

The Transaction has had a significant effect on our Annuities distribution. Distributors have, in some cases, elected to suspend, alter or reduce their distribution relationships with us due to the Transaction, including as a result of potential adverse rating agency actions with respect to VIAC or concerns about market-related risks.

Our investment-only products are distributed nationally, primarily through relationships with independent brokers, financial planners and agents. New sales are obtained from either a "rollover" from an existing retirement account, a 1035-exchange or funded through non-qualified after-tax dollars.

Competition

Our Annuities business faces competition from banks, mutual fund companies and traditional insurance carriers such as AIG, Allianz, Athene, Lincoln and Great American. Principal competitive factors for fixed annuities are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services.

Investment-only products compete with brokerage accounts and other financial service and asset allocation offerings.

Underwriting and Pricing

We generally do not underwrite individual lives in Annuities. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity and persistency for the group of our contract holders as a whole, taking into account our historical experience. We price annuities by analyzing longevity and persistency risk, volatility of expected earnings on our AUM and the expected time to retirement. Our product pricing models also take into account capital requirements, hedging costs and operating expenses.

Our investment-only products are fee-based recordkeeping products for which the recordkeeping fees, combined with estimated mutual fund revenue sharing, are priced to cover acquisition and operating costs over the life of the account. These investment-only products do not generate investment margins, do not expose us to significant mortality risk and no hedging is required.

Closed Block Variable Annuity

In 2009, we separated our CBVA business from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). Accordingly, the CBVA business has been classified as a closed block and is managed separately from our other businesses.

Our CBVA business consists of retail variable annuity insurance policies with substantial guarantee features sold primarily from 2001 to early 2010, when the block entered run-off. These policies are long-term savings vehicles in which customers (policyholders) made deposits that are primarily maintained in separate accounts established by the Company and registered with the SEC as unit investment trusts. The deposits were invested, largely at the customer’s direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options.

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

Our risk management program is focused on balancing key factors including regulatory reserves, rating agency capital, risk-based capital ("RBC"), liquidity, earnings, and economic value. There is significant operational scale (approximately 269,000 variable policy holders and $30.8 billion in AUM in our CBVA business, excluding contracts in payout status, as of December 31, 2017) which ensures ongoing hedging, financial reporting and information technology maintenance expense efficiencies.

Our risk management program seeks to mitigate market risk exposures on our regulatory and rating agency capital. Our primary measure of our rating agency capital is based on a CTE, which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a "CTE95" standard under the S&P model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. In general, the requirements for the S&P model follow the Risk Based Capital C-3 Phase II guidelines, as stipulated by the NAIC. The calculated amount of assets required to meet the CTE95 standard under this model is substantially determined by the outcome of 1,000 stochastic capital market scenarios that we run for modeling purposes. Although the NAIC does not specify the scenarios, the 1,000 scenarios we select must comply with guidelines promulgated by the NAIC. Under the CTE95 measure, the calculated required assets must be at least equal to the average amount of assets needed to satisfy policyholder obligations in the worst 5% of these 1,000 scenarios.

The block continues to generate revenue from asset-based fees. On a U.S. GAAP basis, we continue to amortize capitalized acquisition costs over estimated gross revenues and we incur operating costs and benefit expenses in support of the business.

Our focus in managing CBVA continues to be on protecting regulatory and rating agency capital, and our hedging program is primarily designed to mitigate the impacts of market movements on capital resources, rather than mitigating earnings volatility. We have in recent years taken steps to accelerate the run-off of the block, such as through enhanced income offers under which policyholders of eligible GMIB policies could elect early annuitization. In 2017, we completed two enhanced surrender value offers to eligible GMIB policyholders, which provided an enhancement to contract surrender value for policyholders who opted to surrender their contracts. Because of our entry into the Transaction, we do not currently plan to make additional enhanced income or enhanced surrender offers.

Nature of Liabilities

Substantially all of our CBVA products were issued by one of our operating subsidiaries, VIAC, which we are selling to VA Capital in the Transaction. See "–Organizational History and Structure–CBVA and Annuity Transaction".

Each of our CBVA deferred variable annuity products include some combination of the following features which the customer elected when purchasing the product:

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

Reserves for variable annuity GMDB and GMIB are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected assessments are based on a range of scenarios. The reserve for the GMIB guarantee incorporates an assumption for the percentage of the contracts that will annuitize. In general, we assume that GMIB annuitization rates will be higher for policies with more valuable (more "in the money") guarantees. We periodically evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. Changes in reserves for GMDB and GMIB are reported in Policyholder benefits.

Variable annuity GMAB, GMWB, and GMWBL are considered embedded derivatives, which are measured at estimated fair value separately from the host annuity contract and recorded in Future policy benefits. Changes in estimated fair value that are not related to attributed fees or premiums collected or payments made are reported in Other net realized capital gains (losses).

At inception of the GMAB, GMWB, and GMWBL contracts, we project fees to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. Any excess or deficient fee is attributed to the host contract and reported in Fee income.

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

The table below presents the policy count and account value by type of deferred variable annuity benefits:

($ in millions, unless otherwise specified)	As of December 31, 2017
	Policy Count	Account Value(1)
		$	%
Guaranteed Death Benefits:	268,892	30,772
Standard	114,846	13,846	44%
Ratchet	62,510	5,720	19%
Rollup	19,077	1,704	6%
Combo	72,459	9,502	31%
Guaranteed Living Benefits:	268,892	$30,772
GMIB	71,075	7,541	25%
GMAB/GMWB/GMWBL	100,239	14,437	46%
No Living Benefit	97,578	8,794	29%
(1) Account value excludes $5.3 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.

Capital Management Considerations

The focus of the management of CBVA is on regulatory reserve and capital requirements. As of December 31, 2017, we held an estimated $3.0 billion of assets available to support the guarantees in the variable annuity block, including assets backing regulatory reserves of $2.5 billion.

Both market movements and changes in actuarial assumptions (including policyholder behavior and mortality) can result in significant changes to the regulatory reserve and rating agency capital requirements of our CBVA business. The section below on "Variable Annuity Hedge Program and Reinsurance" describes the Variable Annuity Hedge program, which is designed to mitigate the effect of adverse market movements on our regulatory capital and rating agency capital positions. Additionally, the section on "CBVA Risks and Risk Management" discusses the risk of adverse developments in policyholder behavior and its potential impact on the regulatory reserves and rating agency capital position.

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

The types of instruments employed in the execution of our Variable Annuity Hedge Program to mitigate market impacts on policyholder-directed investments are as follows:

•	Equity index futures, options and total return swaps are used to mitigate the risk of equity market changes.

•	Interest rate swaps and options are used to mitigate the risk of changes in interest rates.

•	Credit default swaps and total return swaps are used to mitigate the risk of credit spread changes.

•	Variance swaps and equity options are used to mitigate the risk of changes in volatility.

Hedging instruments

The following table presents notional and fair value for hedging instruments:

($ in millions)	Notional Amount			Fair Value
	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Variable Annuity Hedge Program
Equity Futures(1)	$6,619	$6,632	$6,461	$18	$22	$58
Equity Total Return Swaps	2,278	2,257	2,582	(16)	(9)	(1)
Equity Options(2)(3)	4,981	6,194	4,978	30	75	88
Variance Swaps	3	2	—	(9)	(1)	—
Credit Based Instruments	2,656	2,533	1,550	(5)	(7)	(7)
Currency Forwards (2)	—	1,031	794	—	16	13
Interest Rate Swaps(2)(4)	16,700	12,481	14,022	386	368	394
Interest Rate Options (2)	—	12,220	—	—	28	—
Total				$404	$492	$545
(1) Fair Value equals last day’s cash settlement.
(2) Offsetting contracts have not been netted, therefore total notional of all outstanding contracts is shown.
(3) Notional amounts include options used to manage volatility of $713 million, $759 million and $1,955 million as of December 31, 2017, 2016, and 2015, respectively.
(4) Notional shown is a combination of pay-fix and pay-float contracts.

Reinsurance. For contracts issued prior to January 1, 2000, most contracts with enhanced death benefit guarantees were reinsured to third-party reinsurers to mitigate the risk produced by such guaranteed death benefits. For contracts issued on or after January 1, 2000, the Company instituted a hedge program in lieu of reinsurance. We utilized indemnity reinsurance agreements prior to January 1, 2000 to reduce our exposure to large losses from GMDBs in CBVA. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge our primary liability as direct insurer of the risks. We evaluate the financial strength of potential reinsurers and continually monitor the financial strength and credit ratings of our reinsurers.

CBVA Risks and Risk Management

The amounts ultimately due to policyholders under GMDB and guaranteed minimum living benefits, and the reserves required to support these liabilities, are driven by a variety of factors, including equity market performance, interest rate conditions, policyholder behavior, including exercise of various contract options, and policyholder mortality. We will continue to bear these risks until the closing of the Transaction, or indefinitely, if the Transaction fails to close. We actively monitor each of these factors and implement a variety of risk management and financial management techniques to optimize the value of the block. Such techniques include hedging, use of affiliate reinsurance, external reinsurance, and experience studies. For more information on the reinsurance arrangements, see the Reinsurance Note in our Consolidated Financial Statements in Part II, Item 8. in this Annual Report on Form 10-K.

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

Our CBVA business is also subject to interest rate risk, as a sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs.

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

Periods of significant and sustained downturns in equity markets, increased equity volatility, reduced interest rates or a prolonged period of low interest rates could result in an increase in the valuation of the future policy benefit or account balance liabilities associated with such products, resulting in a reduction to net income (loss). Although our guaranteed benefits are reinsured or covered under our Variable Annuity Hedge Program, we are exposed to the risk of increased costs and/or liabilities for benefits guaranteed in excess of account values during periods of adverse economic market conditions. Our risk management program is constantly re-evaluated to respond to changing market conditions and achieve the optimal balance and trade-offs among several important factors, including regulatory reserves, rating agency capital, RBC, earnings and other factors. A certain portion of these strategies could focus our emphasis on the protection of regulatory and rating agency capital, RBC, liquidity, and other factors and less on the earnings impact of guarantees, resulting in materially lower or more volatile U.S. GAAP earnings in periods of changing market levels. While we believe that our risk management program is effective in balancing numerous critical metrics, we are subject to the risk that our strategies and other management procedures prove ineffective or that unexpected policyholder experience, combined with unfavorable market events, produces losses beyond the scope of the risk management strategies employed, which may have a material adverse effect on our results of operations, financial condition and cash flows. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as volatilities increase and/or interest rates decrease, resulting in adverse impact to net income (loss).

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

Risk Related to Policyholder Behavior Assumptions. Our CBVA business is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material. Any such increase to reserves could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company.

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

Risks Related to the Transaction. While the Transaction is expected to close in the second or third quarter of 2018, various factors could cause the closing to be delayed or to not occur at all. The strategic realignment and restructuring actions we are undertaking may not proceed as planned and could lead to disruptions in our business. Further, we may not achieve certain of the benefits that we expect from the Transaction.

In 2014 we entered into an agreement to outsource the actuarial valuation, modeling and hedging functions of our CBVA business to Milliman, Inc. ("Milliman"). Under this agreement, Milliman performs the calculation of financial reporting and risk metrics, along with the analytics used to determine hedge positions. We will continue to oversee and manage the CBVA business and retain full accountability for assumptions and methodologies, as well as the setting of the hedge objectives and the execution of hedge positions. This agreement allows us to create a more variable cost structure for the CBVA business.

For additional information, see "Part I. Item 1A. Risk Factors-Risks Related to our CBVA Business."

Employees

As of December 31, 2017, we had approximately 6,300 employees, with most working in one of our ten major sites in nine states.

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

In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX or AXXX captives if the applicable reinsurance transaction satisfies the NAIC's Actuarial Guideline 48 ("AG48"), which limits the type of assets that may be used as collateral to cover the XXX and AG38 statutory reserves. In addition, the Standard applies prospectively, so that XXX or AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives.

At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including several of our Insurance Subsidiaries, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly in our CBVA business.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including Voya Financial, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS 2 report in late 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain. The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our CBVA business and potentially result in increased collateral requirements at RRII, our Arizona captive that reinsures CBVA living benefit guarantees. It is possible that any negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or collateral, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on our CBVA reserves, capital or captive collateralization requirements. See "Item 1A. Risk Factors—Risks Related to Regulation—Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability".

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

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2016 and 2017, and a discussion of ordinary dividend capacity for 2017, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Restrictions on Dividends and Returns of Capital from Subsidiaries". Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2018. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval which can be granted or withheld in the discretion of the regulator.

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

Risk-Based Capital. The NAIC has adopted RBC requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain off-balance sheet items. State insurance regulators use the RBC requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital based on its RBC ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. As of December 31, 2017, the RBC of each of our insurance subsidiaries exceeded statutory minimum RBC levels that would require any regulatory or corrective action.

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

Management does not anticipate regulatory action as a result of the 2017 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results may not occur in the future.

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

Cybersecurity Regulatory Activity

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the New York Department of Financial Services ("NYDFS") issued final Cybersecurity Requirements for Financial Services Companies that will require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State's financial services industry". The regulation became effective on March 1, 2017 and has transition periods ranging up to two years from that date. We continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements. During 2018, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

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

In addition, distribution of our annuity products registered as securities are affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

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

In April 2016, the DOL issued a final rule that broadened the definition of "fiduciary" for purposes of ERISA and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary's investment recommendation. The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable." Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a "best interest contract" when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed to July 1, 2019. Under the rule, certain business activities in which we currently engage, such as IRA rollovers and other IRA sales, will become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

Financial Reform Legislation and Initiatives

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations yet to be adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will affect the financial markets generally, or impact our business, ratings, results of operations, cash flows or financial condition.

The Dodd-Frank Act contains numerous provisions, some of which may have an impact on us. These include:

•
The Dodd-Frank Act creates a framework for regulating over-the-counter ("OTC") derivatives which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities. Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The Dodd-Frank Act includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. See "—Broker-Dealers and Investment Advisers" above.

Until all remaining final regulations are promulgated pursuant to the Dodd-Frank Act, the full impact of the Dodd-Frank Act on our businesses, products, results of operation and financial condition will remain unclear. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

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

Privacy Laws and Regulation

U.S. federal and state laws and regulations require all companies generally, and financial institutions, including insurance companies in particular, to protect the security and confidentiality of personal information and to notify consumers about their policies and practices relating to their collection, use, and disclosure of consumer information and the protection of the security and confidentiality of that information. The collection, use, disclosure and security of protected health information is also governed by federal and state laws. Federal and state laws also require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions to implement effective programs to detect, prevent and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal laws and regulations also regulate the permissible uses of certain types of personal information, including consumer report information. Federal and state governments and regulatory bodies may consider additional or more detailed regulation regarding these subjects. Numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed legislation and regulations regarding privacy standards and protocols.

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

Health Care Reform Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which was subsequently amended by the Health Care and Education Reconciliation Act of 2010 (together, the "Health Care Act"). The Health Care Act regulates coverage that must be provided under employer-sponsored health care plans, which in turn affects the coverage we provide on our Excess Risk Insurance products. There is significant uncertainty surrounding the current administration's efforts to repeal and replace the Health Care Act. Future changes to, or de-funding of, the Health Care Act could result in increased insurance regulatory activity at the state level, which could negatively affect our Employee Benefits segment.

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

Risks Related to Our Business—General

We may not complete the CBVA and Annuity Transaction on the terms or timing currently contemplated, or at all, and the Transaction could have negative impacts on us.

As further described under "Item 1–Business–Organizational History and Structure–CBVA and Annuity Transaction", on December 20, 2017, we entered into the Transaction with VA Capital and Athene, pursuant to which VA Capital's wholly owned subsidiary, Venerable, will acquire certain of our assets, including all of the shares of the capital stock of VIAC, our Iowa-domiciled insurance subsidiary, and all of the membership interest of DSL, a broker-dealer subsidiary, and which will result in the disposition of substantially all of the Company’s variable annuity and fixed and fixed indexed annuity businesses and related assets.

While the Transaction is expected to close in the second or third quarters of 2018, the consummation of the closing under the MTA is subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and conditions that could allow us or VA Capital not to close if the amount of capital we or they would be required to fund in connection with the closing of the Transaction would exceed certain thresholds.

Unanticipated developments could also delay, prevent or otherwise adversely affect the currently proposed closing, including possible problems or delays in obtaining various state insurance or other regulatory approvals, and disruptions in the capital and financial markets. Therefore, the Company cannot provide any assurance that this transaction will occur on the terms described herein or at all.

The purchase price in the Transaction is equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the CTE95 standard which is a statistical tail risk measure under the S&P model which follows the Risk Based capital C-3 Phase II guidelines as stipulated by the NAIC.

The MTA contains limits on the amount of additional capital we could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate us for if such excess capital were to become trapped in VIAC prior to Transaction closing, in each case subject to certain termination rights.

In order to position ourselves for the proposed closing, we are actively pursuing strategic, structural and process realignment and restructuring actions within our former CBVA and Annuities segments. These actions could lead to disruptions of our operations, loss of, or inability to recruit, key personnel needed to operate our businesses and complete the Transaction, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and counterparties. We have and will continue to incur significant expenses in connection with the Transaction, whether or not it closes.

In addition, we may face difficulties attracting or retaining third-party affiliate relationships through which we distribute our products and services. As a result of the Transaction, we have seen a reduction in our distributor network for annuities products. Additional distributors may in the future elect to suspend, alter, reduce or terminate, their distribution relationships with us for various reasons, including uncertainty related to the Transaction, changes in our distribution strategy, potential adverse developments in our business, potential adverse rating agency actions or concerns about market-related risks.

We may also not achieve certain of the benefits that we expect in connection with the Transaction, including expected revenues from the appointment of Voya IM or its affiliated advisors as the preferred asset management partner for Venerable, and the achievement of projected targets at our remaining businesses despite our additional focus on those businesses. In addition, completion of the Transaction will require significant amounts of our management’s time and effort which may divert management’s attention from operating and growing our remaining businesses and could adversely affect our results of operations and financial condition.

Conditions in the global capital markets and the economy generally have affected and may continue to affect our business and results of operations.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Subdued growth rates globally and the uncertain consequences of evolving monetary policies among the world's large central banks could create economic disruption, decrease asset prices, increase market volatility and potentially affect the availability and cost of credit.

Although we carry out business almost exclusively in the United States, we are affected by both domestic and international macroeconomic developments. Domestically, the U.S. has experienced a modest increase in economic growth. With the domestic economy approaching full employment, the Federal Reserve has continued its unwind of extraordinary monetary accommodation implemented in the wake of the 2008-2009 recession. In the short to medium term, the Federal Reserve has indicated that it will seek to balance the pace of its policy unwind to achieve its dual mandate of low and stable inflation and full employment. After an extended period of extraordinary accommodation and the resulting low financial market volatility, an unprecedented unwind could result in increased pricing fluctuations for financial securities, including those in which we invest. In the longer term, persistent government budget deficits and unchecked entitlement spending could raise concerns about debt sustainability and weaken economic growth potential.

Internationally, the global economy is currently experiencing an upturn in economic growth after an extended period of below normal growth. The unwind of continued extraordinary monetary accommodation in the U.S. and the beginning of the reduction of monetary support in the European Union could result in increased volatility in interest rates, currencies, and trade flows. The ongoing economic transition in China from a capital intensive, export-focused economy to a more balanced economy driven by the domestic consumer continues to raise concerns about rising domestic debt levels and the stability of asset credit markets, which could have global consequences.

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

44

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

•
Fluctuations in our results of operations and realized and unrealized gains and losses on our investment and derivative portfolio may impact our tax profile, our ability to optimally utilize tax attributes and our deferred income tax assets. See "Our ability to use beneficial U.S. tax attributes is subject to limitations."

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

The Federal Reserve has begun the process of normalizing short-term interest rates. However, interest rates remain below historic averages. Supportive monetary policy continues in developed markets globally, but the extent of accommodation has likely peaked. The unwind of extraordinary monetary accommodation by global central banks may lead to increased interest rate volatility.

During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are frequently mandated by regulators, resulting in increased premium payments on products with flexible premium features and a higher percentage of insurance and annuity contracts remaining in force from year-to-year than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and asset/liability cash flow mismatches. A decrease in interest rates or a prolonged period of low interest rates may also require additional provisions for guarantees included in life insurance and annuity contracts, as the guarantees become more valuable to policyholders. During a period of decreasing interest rates or a prolonged period of low interest rates, our investment earnings may decrease because the interest earnings on our recently purchased fixed income investments will likely have declined in tandem with market interest rates. In addition, a prolonged low interest rate period may result in higher costs for certain derivative instruments that may be used to hedge certain of our product risks. RMBS and callable fixed income securities in our investment portfolios will be more likely to be prepaid or redeemed as borrowers seek to borrow at lower interest rates. Consequently, we may be required to reinvest the proceeds in securities bearing lower interest rates. Accordingly, during periods of declining interest rates, our profitability may suffer as the result of a decrease in the spread between interest rates credited to policyholders and contract owners and returns on our investment portfolios. An extended period of declining or prolonged low interest rates or a prolonged period of low interest rates may also coincide with a change to our long-term view of the interest rates. Such a change in our view would cause us to change the long-term interest rate assumptions in our calculation of insurance assets and liabilities under U.S. GAAP. Any future revision would result in increased reserves, accelerated amortization of DAC and other unfavorable consequences, which would be incremental to those consequences recorded in connection with the most recent revision. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must maintain to support statutory reserves. We believe a continuation of the low interest rate environment would negatively affect our financial performance.

Conversely, in periods of rapidly increasing interest rates, policy loans, withdrawals from, and/or surrenders of, life insurance and annuity contracts and certain GICs may increase as policyholders choose to seek higher investment returns. Obtaining cash to satisfy these obligations may require us to liquidate fixed income investments at a time when market prices for those assets are lower because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our net income and capitalization levels. Premature withdrawals may also cause us to accelerate amortization of DAC, which would also reduce our net income. An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio by, for example, decreasing the estimated fair values of the fixed income securities within our investment portfolio. An increase in market interest rates could also create increased collateral posting requirements associated with our interest rate hedge programs and Federal Home Loan Bank funding agreements, which could materially and adversely affect liquidity. In addition, an increase in market interest rates could require us to pay higher interest rates on debt securities we may issue in the financial markets from time to time to finance our operations, which would increase our interest expense and reduce our results of operations.

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

Our ratings could be downgraded at any time and without notice by any rating agency. For a description of material rating actions that have occurred from the end of 2015 through the date of this Annual Report on Form 10-K, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings."

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

In December 2017, ratings agencies downgraded the credit and financial strength ratings of VIAC, our Iowa-domiciled insurance subsidiary, as a result of our entry into the Transaction, pursuant to which we are selling VIAC to a third-party investment vehicle. This downgrade has significantly affected VIAC's distribution relationships and its ability to sell new annuities during the period before the Transaction closes. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings."

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

Our risk management policies and procedures, including hedging programs, may prove inadequate for the risks we face, which could negatively affect our business and financial condition or result in losses.

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

We employ various strategies, including hedging and reinsurance, with the objective of mitigating risks inherent in our business and operations. These risks include current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, the effect of interest rates, equity markets and credit spread changes, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We seek to control these risks by, among other things, entering into reinsurance contracts and derivative instruments, such as swaps, options, futures and forward contracts. See "—Reinsurance subjects us to the credit risk of reinsurers and may not be available, affordable or adequate to protect us against losses" for a description of risks associated with our use of reinsurance. Developing an effective strategy for dealing with these risks is complex, and no strategy can completely insulate us from such risks. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities, general market factors, and the creditworthiness of our counterparties that may prove to be incorrect or prove to be inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Hedging strategies involve transaction costs and other costs, and if we terminate a hedging arrangement, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may incur losses on transactions after taking into account our hedging strategies. In particular, our hedging strategies primarily focus on the protection of regulatory and rating agency capital, rather than U.S. GAAP earnings. As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, our hedge program tends to create earnings volatility in our U.S. GAAP financial statements. Further, the nature, timing, design or execution of our hedging transactions could actually increase our risks and losses. Our hedging strategies and the derivatives that we use, or may use in the future, may not adequately mitigate or offset the hedged risk and our hedging transactions may result in losses.

Past or future misconduct by our employees, agents, intermediaries, representatives of our broker-dealer subsidiaries or employees of our vendors could result in violations of law by us or our subsidiaries, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates' business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. Our compensation policies and practices are reviewed by us as part of our overall risk management program, but it is possible that such compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations and financial condition.

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

Fixed income securities represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rate of the fixed income securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of securities in our investment portfolio, or similar trends that could worsen the credit quality of such issuers, or guarantors could also have a similar effect. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC ratio. See "A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our business, results of operations and financial condition." We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain "interest-only" securities within our mortgage-backed securities portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material adverse effect on our business, results of operations and financial condition.

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

We hold certain assets that may lack liquidity, such as privately placed fixed income securities, commercial mortgage loans, policy loans and limited partnership interests. These asset classes represented 33.3% of the carrying value of our total cash and invested assets as of December 31, 2017. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

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

We manage a portfolio of various collateralized mortgage obligation ("CMO") tranches in combination with financial derivatives as part of a proprietary strategy we refer to as "CMO-B," as described under "Investments—CMO-B Portfolio." As of December 31, 2017, our CMO-B portfolio had $3 billion in total assets, consisting of notional or principal securities backed by mortgages secured by single-family residential real estate, and including interest-only securities, principal-only securities, inverse-floating rate (principal) securities, inverse interest-only securities and Agency Credit Risk Transfer securities. The CMO-B portfolio is subject to a number of market and behavior risks, including interest rate risk, prepayment risk, and delinquency and default risk associated with Agency mortgage borrowers. Interest rate risk represents the potential for adverse changes in portfolio value resulting from changes in the general level of interest rates. Prepayment risk represents the potential for adverse changes in portfolio value resulting from changes in residential mortgage prepayment speed, which in turn depends on a number of factors, including conditions in both credit markets and housing markets. As of December 31, 2017, December 31, 2016 and December 31, 2015, approximately 43.2%, 46.4%, and 46.6%, respectively, of the Company’s total CMO holdings were invested in those types of CMOs, such as interest-only or principal-only strips, which are subject to more prepayment and extension risk than traditional CMOs. In addition, government policy changes affecting residential housing and residential housing finance, such as government agency reform and government sponsored refinancing programs, and Federal Reserve Bank purchases of agency mortgage securities could alter prepayment behavior and result in adverse changes to portfolio values. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. In addition, although our CMO-B portfolio performed well for a number of years, and particularly well since the financial crisis of 2008-09, primarily due to persistently low levels of short-term interest rates and mortgage prepayments in an atmosphere of tightened housing-related credit availability, this portfolio may not continue to perform as well in the future. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower interest only ("IO") and inverse IO valuations. Under these circumstances, the results of our CMO-B portfolio would likely underperform those of recent periods.

Defaults or delinquencies in our commercial mortgage loan portfolio may adversely affect our profitability.

The commercial mortgage loans we hold face both default and delinquency risk. We establish loan specific estimated impairments at the balance sheet date. These impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan's collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when, based on past experience, it is probable that a credit event has occurred and the amount of the loss can be reasonably estimated. These valuation allowances are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals and outlook as well as other relevant factors. As of December 31, 2017, there were no commercial loans that were 30 days or less past due, and no commercial mortgage loans in process of foreclosure. The performance of our commercial mortgage loan investments may fluctuate in the future. In addition, legislative proposals that would allow or require modifications to the terms of commercial mortgage loans could be enacted. We cannot predict whether these proposals will be adopted, or what impact, if any, such laws, if enacted, could have on our business or investments. An increase in the delinquency and default rate of our commercial mortgage loan portfolio could adversely impact our results of operations and financial condition.

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

Our operations include, among other things, retirement plan administration, policy administration, portfolio management, investment advice, retail and wholesale brokerage, fund administration, shareholder services, benefits processing and servicing, contract and sales and servicing, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our administrative and related responsibilities, including recordkeeping and accounting, regulatory compliance, security pricing, corporate actions, compliance with investment restrictions, daily net asset value computations, account reconciliations and required distributions to fund shareholders. Further, certain of our investment management subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships' liabilities. If we fail to properly perform and monitor our operations, our business could suffer and our revenues and income could be adversely affected.

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

Our revenues from our investment management business operations are dependent on fees earned under asset management and related services agreements that we have with the clients and funds we advise. Adjusted operating revenues for this segment were $731 million for the year ended December 31, 2017, $627 million for the year ended December 31, 2016, and $622 million for the year ended December 31, 2015 and could be adversely affected if these agreements are altered significantly or terminated in the future. The decline in revenue that might result from alteration or termination of our asset management services agreements could have a material adverse impact on our results of operations or financial condition. Adjusted operating earnings before income taxes for this segment were $248 million for the year ended December 31, 2017, $171 million for the year ended December 31, 2016, and $182 million for the year ended December 31, 2015. In addition, under certain laws, most notably the Investment Company Act and the Investment Advisers Act, advisory contracts may require approval or consent from clients or fund shareholders in the event of an assignment of the contract or a change in control of the investment adviser. Were a transaction to result in an assignment or change in control, the inability to obtain consent or approval from clients or shareholders of mutual funds or other investment funds could result in a significant reduction in advisory fees.

As investment manager for certain private equity funds that we sponsor, we earn both a fixed management fee and performance-based capital allocations, or "carried interest." Our receipt of carried interest is dependent on the fund exceeding a specified investment return hurdle over the life of the fund. The profitability of our investment management activities with respect to these funds depends to a significant extent on our ability to exceed the hurdle rates and receive carried interest. To the extent that we exceed the investment hurdle during the life of the fund, we may receive or accrue carried interest, which is reported as Net investment income and net realized gains (losses) within our Investment Management segment during the period such fees are first earned. If the investment return of a fund were to subsequently decline so that the cumulative return of a fund falls below its specified investment return hurdle, we may have to reverse previously reported carried interest, which would result in a reduction to Net investment income and net realized gains (losses) during the period in which such reversal becomes due. Consequently, a decline in fund performance could require us to reverse previously reported carried interest, which could create volatility in the results we report in our Investment Management segment, and the adverse effects of any such reversals could be material to our results for the period in which they occur. We experienced such losses in the first and second quarters of 2016, for example. As of December 31, 2017, approximately $66 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

Factors considered in estimating fair values of securities, and derivatives and embedded derivatives related to our securities include coupon rate, maturity, principal paydown including prepayments, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. Factors considered in estimating the fair values of embedded derivatives and derivatives related to product guarantees and index-crediting features (collectively, "guaranteed benefit derivatives") include risk-free interest rates, long-term equity implied volatility, interest rate implied volatility, correlations among mutual funds associated with variable annuity contracts, correlations between interest rates and equity funds and actuarial assumptions such as mortality rates, lapse rates and benefit utilization, as well as the amount and timing of policyholder deposits and partial withdrawals. The impact of our risk of nonperformance is also reflected in the estimated fair value of guaranteed benefit derivatives. Changes in the estimated fair value of embedded derivatives guarantees due to nonperformance risk have had a material effect on our results of operations in past periods. In many situations, inputs used to measure the fair value of an asset or liability may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

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

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it has been in the past and likely would be in the future difficult to value certain of our securities, such as certain mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that, although currently in active markets with significant observable data, could become illiquid in a difficult financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment in determining fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2017, 4%, 93% and 3% of our available-for-sale securities were considered to be Level 1, 2 and 3, respectively.

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

When we do not intend to sell a security in an unrealized loss position, potential credit related other-than-temporary impairments ("OTTI") are considered using a variety of factors, including the length of time and extent to which the fair value has been less than cost, adverse conditions specifically related to the industry, geographic area in which the issuer conducts business, financial condition of the issuer or underlying collateral of a security, payment structure of the security, changes in credit rating of the security by the rating agencies, volatility of the fair value changes and other events that adversely affect the issuer. In addition, we take into account relevant broad market and economic data in making impairment decisions.

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

Fixed income and equity securities classified as available-for-sale are reported at their estimated fair value. Unrealized gains or losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are therefore excluded from net income (loss). The accumulated change in estimated fair value of these available-for-sale securities is recognized in net income (loss) when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Such realized losses or impairments may have a material adverse effect on our net income (loss) in a particular interim or annual period. For example, we recorded OTTI of $21 million, $34 million, and $83 million in net realized capital losses for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For both securities lending and repurchase transactions, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash collateral received) may exceed the term of the related securities on loan and the estimated fair value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities. If we decrease the amount of our securities lending and repurchase activities over time, the amount of net investment income generated by these activities will also likely decline. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securities Lending."

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

Pricing of our insurance, employee benefits and annuity products is also based in part upon expected persistency of these products, which is the probability that a policy will remain in force from one period to the next. Persistency of our annuity products may be significantly and adversely impacted by the increasing value of guaranteed minimum benefits contained in many of our variable annuity products due to poor equity market performance or extended periods of low interest rates as well as other factors. The minimum interest rate guarantees in our fixed annuities may also be more valuable in extended periods of low interest rates. Persistency could be adversely affected generally by developments adversely affecting customer perception of us. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. Many of our deferred annuity products also contain optional benefits that may be exercised at certain points within a contract. We set prices for such products using assumptions for the rate of election of deferred annuity living benefits and other optional benefits offered to our contract owners. The profitability of our deferred annuity products may be less than expected, depending upon how actual contract owner decisions to elect or delay the utilization of such benefits compare to our pricing assumptions. The development of a secondary market for life insurance, including stranger-owned life insurance, life settlements or "viaticals" and investor-owned life insurance, and the potential development of third-party investor strategies in the annuities business, could also adversely affect the profitability of existing business and our pricing assumptions for new business. Actual persistency that is lower than our persistency assumptions could have an adverse effect on profitability, especially in the early years of a policy, primarily because we would be required to accelerate the amortization of expenses we defer in connection with the acquisition of the policy. Actual persistency that is higher than our persistency assumptions could have an adverse effect on profitability in the later years of a block of business because the anticipated claims experience is higher in these later years. If actual persistency is significantly different from that assumed in our current reserving assumptions, our reserves for future policy benefits may prove to be inadequate. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy, the adjustments permitted under the terms of the policies may not be sufficient to maintain profitability. Many of our products, however, do not permit us to increase premiums or adjust charges and credits during the life of the policy or during the initial guarantee term of the policy. Even if permitted under the policy, we may not be able or willing to raise premiums or adjust other charges for regulatory or competitive reasons.

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

We may be required to accelerate the amortization of DAC, deferred sales inducements ("DSI") and/or VOBA, any of which could adversely affect our results of operations or financial condition.

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

Our reinsurance recoverable balances are periodically assessed for uncollectability and there were no significant allowances for uncollectible reinsurance as of December 31, 2017 and December 31, 2016. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the degree to which our reinsurance balances are secured by sufficient qualifying assets in qualifying trusts or qualifying LOCs issued by qualifying lender banks. Although a substantial portion of our reinsurance exposure is secured by assets held in trusts or LOCs, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our profitability, results of operations and financial condition. For additional information regarding our unsecured reinsurance recoverable balances, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Related to Credit Risk" in Part II of this Annual Report on Form 10-K.

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

The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate and business risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. For additional discussion of possible updates to how the NAIC calculates RBC ratios, see "Item 1. Business— Regulation —Regulation Affecting Voya Financial, Inc.—Financial Regulation—Risk-Based Capital."

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, as further described below under "Changes in tax laws and interpretations of existing tax law could increase our tax costs, impact the ability of our insurance company subsidiaries to make distributions to Voya Financial, Inc. or make our insurance, annuity and investment product less attractive to customers," the federal tax legislation signed into law on December 22, 2017 ("Tax Reform") has caused us to write down the carrying value of our deferred tax asset as of December 31, 2017, which has, among other effects, result in a lowering of our RBC ratios. In addition, if the NAIC were to update the RBC formula for reduced corporate tax rates, we estimate our combined RBC ratio would be lower by 60 to 70 RBC percentage points. Many of these factors are outside of our control. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies' expectations. In extreme scenarios of equity market declines, sustained periods of low interest rates, rapidly rising interest rates or credit spread widening, the amount of additional statutory reserves that an insurance subsidiary is required to hold for certain types of GICs and variable annuity guarantees and stable value contracts may increase at a greater than linear rate. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary's RBC ratios. To the extent that an insurance subsidiary's RBC ratios are deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

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

We have financing facilities in place for our previously written business and have remaining capacity in existing facilities to support writings through the end of 2017 or later. However certain of these facilities mature prior to the run off of the reserve liability so that we are subject to cost increases or unavailability of capacity upon the refinancing. If we are unable to refinance such facilities, or if the cost of such facilities were to significantly increase, we could be required to obtain other forms of equity or debt financing in order to prevent a reduction in our statutory capitalization. We could incur higher operating or tax costs if the cost of these facilities were to significantly increase or if the cost of replacement financing were significantly higher. For more details, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Subsidiary Credit Support Arrangements."

A significant portion of our institutional funding originates from two Federal Home Loan Banks, which subjects us to liquidity risks associated with sourcing a large concentration of our funding from two counterparties.

A significant portion of our institutional funding agreements originates from the Federal Home Loan Bank of Topeka and the Federal Home Loan Bank of Des Moines (each an "FHLB"). As of December 31, 2017 and 2016, for our continuing operations, we had $501 million and $300 million of non-putable funding agreements in force, respectively, in exchange for eligible collateral in the form of cash, mortgage backed securities, commercial real estate and U.S. Treasury securities. In addition, for our business held for sale, we had $602 million as of December 31, 2017 and no outstanding balance as of December 31, 2016 related to non-putable funding agreements in force, which we are required to unwind in connection with the Transaction.

Should the FHLBs choose to change their definition of eligible collateral, change the lendable value against such collateral or if the market value of the pledged collateral decreases in value due to changes in interest rates or credit ratings, we may be required to post additional amounts of collateral in the form of cash or other eligible collateral. Additionally, we may be required to find other sources to replace this funding if we lose access to FHLB funding. This could occur if our creditworthiness falls below either of the FHLB's requirements or if legislative or other political actions cause changes to the FHLBs' mandate or to the eligibility of life insurance companies to be members of the FHLB system.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operation.

Our businesses and relationships with customers are dependent upon our ability to maintain the security and confidentiality of our and our customers’ personal information, trade secrets and other confidential information (including customer transactional data and personal information about our customers, the employees and customers of our customers, and our own employees). We are also subject to numerous federal and state laws regarding the privacy and security of personal information, which laws vary significantly from jurisdiction to jurisdiction. Many of our employees and contractors and the representatives of our broker-dealer subsidiaries have access to and routinely process personal information in computerized, paper and other forms. We rely on various internal policies, procedures and controls to protect the security and confidentiality of personal and confidential information that is accessible to, or in the possession of, us or our employees, contractors and representatives. It is possible that an employee, contractor or representative could, intentionally or unintentionally, disclose or misappropriate personal information or other confidential information. If we fail to maintain adequate internal controls, including any failure to implement newly-required additional controls, or if our employees, contractors or representatives fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or confidential customer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, result in regulatory action or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, reputation, results of operations and financial condition. For additional risks related to our potential failure to protect confidential information, see "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

Interruption or other operational failures in telecommunication, information technology and other operational systems, including as a result of human error, could harm our business.

We are highly dependent on automated and information technology systems to record and process both our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our U.S. GAAP and statutory financial statements. We could experience a degradation, error, disruption or failure of one or more of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner, or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new system or application or implementing modifications to an existing system or application. Despite the implementation of security and back-up measures, our information technology systems may remain vulnerable to disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical/telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers and third party service providers, including those to whom we outsource certain of our functions. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting, or have a material adverse effect on our business, results of operations and financial condition.

Central banks in Europe and Japan have pursued negative interest rate policies in the past and, while current conditions in the U.S. have made this less likely, the FOMC has not completely ruled out the possibility that the Federal Reserve would adopt a negative interest rate policy for the United States at some point in the future if circumstances so warranted. Because negative interest rates are largely unprecedented, there is uncertainty as to whether the technology used by financial institutions, including us, could operate correctly in such a scenario. Should negative interest rates emerge, our hardware or software, or the hardware or software used by our contractual counterparties and financial services providers, may not function as expected or at all. In such a case, our financial results and our operations could be adversely affected.

A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology and other operational systems, or the sensitive data residing on such systems, could harm our business.

We are highly dependent on automated telecommunications, information technology and other operational systems to record and process our internal transactions and transactions involving our customers. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors, and similar disruptions. Businesses in the United States and in other countries have increasingly become the targets of "cyberattacks," "hacking" or similar illegal or unauthorized intrusions into computer systems and networks. Such events are often highly publicized, result in the theft of significant amounts of information and funds from online financial accounts, and cause extensive damage to the reputation of the targeted business, in addition to leading to significant expenses associated with investigation, remediation and customer protection measures. Like others in our industry, we are subject to cyber incidents in the ordinary course of our business. Although we seek to limit our vulnerability to such events through technological and other means, it is not possible to anticipate or prevent all potential forms of cyberattack or to guarantee our ability to fully defend against all such attacks. In addition, due to the sensitive nature of much of the financial and other personal information we maintain, we may be at particular risk for targeting.

We retain personal and confidential information and financial accounts in our information technology systems, and we rely on industry standard commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter, or delete information in the systems, including personal information and proprietary business information, and misappropriate funds from online financial accounts. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft. The laws of most states require that individuals be notified if a security breach compromises the security or confidentiality of their personal information. Any attack or other breach of the security of our information technology systems that compromises personal information or that otherwise results in unauthorized disclosure or use of personal information, could damage our reputation in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny, sanctions, significant civil and criminal liability or other adverse legal consequences and require us to incur significant technical, legal and other expenses.

Our third party service providers, including third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which could result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, results of operations and financial condition.

The NAIC, numerous state and federal regulatory bodies and self-regulatory organizations like FINRA are focused on cybersecurity standards both for the financial services industry and for all companies that collect personal information, and have proposed legislation, regulations, and issued guidance regarding cybersecurity standards and protocols. For example, in February 2017, the NYDFS issued final Cybersecurity Requirements for Financial Services Companies that would require banks, insurance companies, and other financial services institutions regulated by the NYDFS, including us, to establish and maintain a cybersecurity program "designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry."  The regulation became effective on March 1, 2017 and has transition periods ranging up to two years from that date.  We continue to evaluate this regulation and its potential impact on our operations, but depending on its implementation, we and other financial services companies may be required to incur significant expense in order to meet its requirements. During 2018, we expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant focus by governments, regulatory bodies and self-regulatory organizations at all levels.

Changes in accounting standards could adversely impact our reported results of operations and our reported financial condition.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

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

We may be required to reduce the carrying value of our deferred income tax asset or establish an additional valuation allowance against the deferred income tax asset if: (i) there are significant changes to federal tax policy, (ii) our business does not generate sufficient taxable income; (iii) there is a significant decline in the fair market value of our investment portfolio; or (iv) our tax planning strategies are not feasible. Reductions in the carrying value of our deferred income tax asset or increases in the deferred tax valuation allowance could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies. In 2017, Tax Reform resulted in a reduction of an estimated $679 million in our net deferred tax asset position as of December 31, 2017, which includes $146 million associated with assets held for sale, and is reflected in income from continuing operations. This reduction is substantially all due to the reduction in the U.S. federal corporate tax rate from 35% to 21%. This estimate includes the effect of a reduction in our deferred tax liability within AOCI. Exclusive of the AOCI amount, the reduction in our deferred tax asset position is estimated at $1 billion. In addition, for the year ended December 31, 2017, we had a loss of $692 million of deferred tax assets related to businesses held for sale in connection with the Transaction.

The final impact to our deferred taxes could be materially adversely affected by future clarifications in, or guidance related to, Tax Reform. In addition, changes in facts, circumstances, tax law, including a further reduction in federal corporate tax rates or the elimination of the dividends received deduction may result in a reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance. A reduction in the carrying value of our deferred income tax asset or an increase in the valuation allowance could have a material adverse effect on the Company’s results of operations and financial condition. Tax Reform also resulted in a reduction in the combined statutory deferred tax asset of our insurance companies, reducing their combined RBC ratio. Future changes or clarifications in tax law could cause further reductions to the statutory deferred tax assets and RBC ratios of our insurance subsidiaries. A reduction in the statutory deferred tax assets or RBC ratios of our insurance subsidiaries could have a material adverse effect on the Company's results of operations and financial condition.

As of December 31, 2017, we have an estimated net deferred tax asset balance of $781 million. Recognition of this asset has been based on projections of future taxable income and on tax planning related to unrealized gains on investment assets. To the extent that our estimates of future taxable income decrease or if actual future taxable income is less than the projected amounts, the recognition of the deferred tax asset may be reduced. Also, to the extent unrealized gains decrease, the tax benefit may be reduced. Any reduction, including a reduction associated with a decrease in tax rate, in the deferred tax asset may be recorded as a tax expense in tax on continuing operations based on the intra period tax allocation rules described in ASC Topic 740, "Income Taxes."

Our ability to use certain beneficial U.S. tax attributes is subject to limitations.

Section 382 ("Section 382") and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), operate as anti-abuse rules, the general purpose of which is to prevent trafficking in tax losses and credits, but which can apply without regard to whether a "loss trafficking" transaction occurs or is intended. These rules are triggered by the occurrence of an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). If triggered, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation. Generally speaking, this limitation is derived by multiplying the fair market value of the Company immediately before the date of the Section 382 event by the applicable federal long-term tax-exempt rate. Although we experienced a Section 382 event during the quarter ended March 31, 2014, the deferred tax asset, the valuation allowance, and the admitted deferred tax asset did not change as a result of this event. As of December 31, 2017 the Company has net operating losses and capital losses of approximately $2.8 billion and tax credits of approximately $190 million subject to the annual Section 382 limitations. As part of our participation in the IRS’s Compliance Assurance Process ("CAP"), in December 2014, we entered into an Issue Resolution Agreement ("IA") with the IRS relating to the Internal Revenue Code Section 382 calculation of the annual limitation on the use of certain of the Company’s federal tax attributes that will apply as a consequence of the Section 382 event experienced by the Company in March 2014. We do not expect the annual limitation to impact our ability to utilize the losses or credits. However, the matters addressed by the IA may be re-visited by the IRS in connection with a tax audit or other examination or inquiry of the Company’s tax position. If the IRS were to revisit and successfully challenge the Company's Section 382 calculations, this could impact our ability to obtain tax benefits from existing attributes as well as future losses and deductions.

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

We distribute certain products under agreements with affiliated distributors and other members of the financial services industry that are not affiliated with us. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these distribution intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the breadth of our product offerings, the strength of our brand, our perceived stability and financial strength ratings, and the marketing and services we provide to, and the strength of the relationships we maintain with, individual distributors. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, results of operations and financial condition. Distributors may elect to alter, reduce or terminate their distribution relationships with us, including for such reasons as changes in our distribution strategy, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Alternatively, we may terminate one or more distribution agreements due to, for example, a loss of confidence in, or a change in control of, one of the distributors, which could reduce sales.

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

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience system failures, disruptions, or other operational difficulties, an inability to meet obligations, including, but not limited to, obligations to policyholders, customers, business partners and distribution partners, increased costs and a loss of business, and such events may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see "—Interruption or other operational failures in telecommunication, information technology, and other operational systems, including as a result of human error, could harm our business," and "—A failure to maintain the security, integrity, confidentiality or privacy of our telecommunication, information technology or other operational systems, or the sensitive data residing on such systems, could harm our business."

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

Although our retail variable annuity products with substantial guarantee features are now managed within our CBVA business, we continue to offer variable annuity products and other products with similar features in our other segments.

In 2009, we decided to cease sales of retail variable annuities with substantial guarantee features and now manage that business within our CBVA business. However, we continue to offer products that have features of variable annuities such as guaranteed benefits. For example, certain of the deferred annuities sold by our Retirement segment are on group and individual variable annuity policy forms, since these product types allow customers to allocate their retirement savings to a variety of different investment options. These products may contain guaranteed death benefit features, but they do not offer guaranteed living benefit features of the type found within CBVA.

Our Annuities business also offers guaranteed withdrawal benefit provisions on certain indexed annuity products.

To the extent that the foregoing risk-control measures do not sufficiently mitigate the associated risks, and to the extent that we continue to offer variable annuity products and products with similar features in our other segments, the risks described below under "Risks Related to Our CBVA Business" could impact our other segments.

Risks Related to Our CBVA Business

Although we no longer actively market retail variable annuities with substantial guarantee features, our business, results of operations, financial condition and liquidity will continue to be affected by our CBVA business until it is fully divested.

Our CBVA business consists of retail variable annuity insurance policies sold primarily from 2001 to early 2010, when the block entered run-off. CBVA represented 11.7% of our total AUM as of December 31, 2017. See "Item 1. Business—CBVA and Annuities Businesses—CBVA." These products offered long-term savings vehicles in which customers (policyholders) made deposits that were invested, largely at the customer’s direction, in a variety of U.S. and international equity, fixed income, real estate and other investment options. In addition, these products provided customers with the option to purchase living benefit riders, including GMWBL, GMIB, GMAB and GMWB. All retail variable annuity products include GMDB. In 2009, we decided to cease sales of retail variable annuity products with substantial guarantee features. In early 2010, we ceased all new sales of these products with substantial guarantees, although we continue to accept new deposits in accordance with, and subject to the limitations of, the provisions of existing contracts. In some cases, these additional deposits may increase the guarantee available to policyholder. We will continue to bear the risks associated with these policies until the closing of the Transaction, or indefinitely, if the Transaction fails to close.

Market movements and actuarial assumption changes (including, with respect to policyholder behavior and mortality) can result in material adverse impacts to our results of operations, financial condition and liquidity. Because policyholders have various contractual rights to defer withdrawals, annuitization and/or maturity of their contracts, the nature and period of contract maturity is subject to policyholder behavior and is therefore indeterminate. Future market movements and changes in actuarial assumptions can result in significant earnings and liquidity impacts, as well as increases in regulatory reserve and capital requirements for CBVA. The latter may necessitate additional capital contributions into the business and/or adversely impact dividend capacity.

Our CBVA business is subject to market risks.

Our CBVA business is subject to a number of market risks, primarily associated with U.S. and other global equity market values and interest rates. For example, declining equity market values, increasing equity market volatility, declining interest rates or a prolonged period of low interest rates can result in an increase in the valuation of future policy benefits, reducing our net income or resulting in net losses. Declining market values for bonds and equities also reduce the account balances of our variable annuity contracts, and since we collect fees and risk charges based on these account balances, our net income may be further reduced. We will continue to bear these risks until the closing of the Transaction, or indefinitely, if the Transaction fails to close.

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

We hedge some, but not all, of the market risk to which our CBVA business is exposed. To the extent that market conditions develop for which we do not have adequate hedge protection, our results of operations and financial condition could be materially and adversely affected.

The performance of our CBVA business depends on assumptions that may not be accurate.

Our CBVA business is subject to risks associated with the future behavior of policyholders and future claims payment patterns, using assumptions for mortality experience, lapse rates, GMIB annuitization rates and GMWBL withdrawal rates. We are required to make assumptions about these behaviors and patterns, which may not reflect the actual behaviors and patterns we experience in the future. It is possible that future assumption changes could produce reserve changes that could be material. Any such increase to reserves could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company. We will continue to bear these risks until the closing of the Transaction, or indefinitely, if the Transaction fails to close.

In particular, we have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several surrender and income enhancement offers to holders of particular series of GMIB contracts, under which policy holders were offered an incentive to surrender their contract or to annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the surrender and income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.

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

We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for CBVA contracts. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are "in the money" are assumed to be less likely to lapse. Conversely, "out of the money" guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.

Our variable annuity lapse rate experience has varied significantly over the period from 2006 to the present, reflecting among other factors, both pre-and post-financial crisis experience. Relative to our current expectations, actual lapse rates have generally demonstrated a declining trend over the period from 2006 to the present. We analyze actual experience over that entire period, as we believe that over the duration of the variable annuity policies we may experience the full range of policyholder behavior and market conditions. However, management’s current best estimate of variable annuity policyholder lapse behavior is weighted more heavily toward more recent experience, as the last three years of data have shown a more consistent trend of lapse behavior. We use a combination of actual and industry experience when setting our lapse assumptions.

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

We make estimates regarding mortality, which refers to the ceasing of life contingent benefit payments due to the death of the annuitant. Mortality also refers to the incidence of death amongst policyholders triggering the payment of Guaranteed Minimum Death Benefits. We use actual experience when setting our mortality assumptions.

We review overall policyholder experience at least annually (including lapse, annuitization and withdrawal), and update these assumptions when deemed necessary based on additional information that becomes available. If policyholder experience is significantly different from that assumed, this could have a significant effect on the Company's reserve levels and related results of operations.

During the third quarter of each year, we conduct our annual review of assumptions, including projection model inputs. For 2017 and 2016, our CBVA assumption changes attributable to policyholder behavior resulted in gains (excluding income taxes) of $116 million and $155 million, respectively. For 2015, our CBVA assumption changes attributable to policyholder behavior resulted in a loss (excluding income taxes) of $43 million. We will continue to monitor the emergence of experience. If adjustments to policyholder behavior assumptions (e.g., lapse, annuitization and withdrawal) are necessary, which is ordinary course for interest-sensitive long-dated liabilities, we anticipate that the financial impact of such a change (either under U.S. GAAP or due to increases or decreases in gross U.S. statutory reserves) will likely be in a range, either up or down, that is generally consistent with the impact experienced in the past three years.

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from market movements and less on the U.S. GAAP earnings impact of this block, which could result in materially lower or more volatile U.S. GAAP earnings or significant U.S. GAAP losses.

Our Variable Annuity Hedge Program currently focuses on the protection of regulatory and rating agency capital from market movements rather than on the U.S. GAAP earnings impact of this block. U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures. Therefore, our Variable Annuity Hedge Program tends to create earnings volatility in our U.S. GAAP financial statements, or produce lower U.S. GAAP income, or U.S. GAAP losses, compared to what our unhedged results would have been. In general, in any given period rising equity market values can produce losses in our Variable Annuity Hedge Program that substantially exceed the benefit we derive from the associated decrease in valuation of the future policy benefits associated with CBVA products on a U.S. GAAP basis, and the impact of declining markets can produce gains in our Variable Annuity Hedge Program that substantially exceed the loss we derive from the associated increase in valuation of the future policy benefits on a U.S. GAAP basis. Changes in other market indicators, including interest rates and volatility, can also create significant U.S. GAAP losses. As a result of the Transaction described in "Item 1–Business–Organizational History and Structure–CBVA and Annuity Transaction", substantially all of our CBVA and Annuities businesses have been reclassified as "Business Held for Sale/Discontinued Operations." Excluding the immaterial portion of the retained business not accounted for in Discontinued Operations, we recorded net gains (losses) related to incurred guaranteed benefits and Variable Annuity Hedge Program, excluding the effect of nonperformance risk, of $(1,136) million, $(1,470) million, and $(1,097) million for the years ended December 31, 2017, 2016, and 2015, respectively. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Company Consolidated."

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in laws and regulations may materially increase the cost of compliance and other expenses of doing business. There are a number of risks that may arise where applicable regulations may be unclear, subject to multiple interpretations or under development or where regulations may conflict with one another, where regulators revise their previous guidance or courts overturn previous rulings, which could result in our failure to meet applicable standards. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties. See "Item 1. Business—Regulation" for further discussion of the impact of regulations on our businesses.

In March 2010, President Obama signed into law the Health Care Act. The Health Care Act regulates coverage that must be provided under employer-sponsored health care plans, which in turn affects the coverage we provide on our Excess Risk Insurance products. There is significant uncertainty surrounding the current administration's efforts to repeal and replace the Health Care Act. Future changes to, or de-funding of, the Health Care Act could result in increased insurance regulatory activity at the state level, which could negatively affect our Employee Benefits segment.

Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability.

Our insurance operations are subject to comprehensive regulation and supervision throughout the United States. State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and the states in which they are licensed. The primary purpose of state regulation is to protect policyholders, and not necessarily to protect creditors and investors. See "Item 1. Business—Regulation—Insurance Regulation."

State insurance guaranty associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate. State insurance regulators, the NAIC and other regulatory bodies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. We currently use captive reinsurance subsidiaries primarily to reinsure term life insurance, universal life insurance with secondary guarantees, and stable value annuity business. We also use our Arizona captives primarily to reinsure life insurance and annuity business from our insurance subsidiaries. Uncertainties associated with continued use of our captive reinsurance subsidiaries and our Arizona captives are primarily related to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards (the "Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX and AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies AG48. In addition, the Standard applies prospectively, so that XXX/AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives. During 2015, the NAIC E Committee established the VAIWG to oversee the NAIC's efforts to study and address, as appropriate, regulatory issues resulting in variable annuity captive reinsurance transactions. At various times in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including several of our Insurance Subsidiaries, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC’s Variable Annuity Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance arrangements for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly in our CBVA business.

During 2016, VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact ("QIS1") study involving industry participants, including Voya Financial, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS 2 report in late 2017. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our CBVA business and potentially result in increased collateral requirements at RRII, our Arizona captive that reinsures CBVA living benefit guarantees. It is possible that any negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or collateral, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on CBVA reserves, capital or captive collateralization requirements.

Any regulatory action that limits our ability to achieve desired benefits from the use of or materially increases our cost of using captive reinsurance companies, either retroactively or prospectively, including, if adopted as proposed, without grandfathering provisions for existing captive variable annuity reinsurance entities, the Standard, could have a material adverse effect on our financial condition or results of operations. For more detail see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries."

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

The Dodd-Frank Act, enacted in 2010, effects comprehensive changes to the regulation of financial services in the United States. The Dodd-Frank Act directs government agencies and bodies to perform studies and promulgate regulations implementing the law, a process that has substantially advanced but is not yet complete. While some studies have already been completed and the rule-making process is well underway, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of the remaining regulations that have yet to be adopted. We cannot predict with certainty how the Dodd-Frank Act and such regulations will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity. The Dodd-Frank Act’s potential effects could include:

•
The Dodd-Frank Act creates a framework for regulating over-the-counter ("OTC") derivatives which has transformed derivatives markets and trading in significant ways. Under the new regulatory regime and subject to certain exceptions, certain standardized OTC interest rate and credit derivatives must now be cleared through a centralized clearinghouse and executed on a centralized exchange or execution facility, and the CFTC and the SEC may designate additional types of OTC derivatives for mandatory clearing and trade execution requirements in the future. In addition to mandatory central clearing of certain derivatives products, non-centrally cleared OTC derivatives which have been excluded from the clearing mandate and which are used by market participants like us are now subject to additional regulatory reporting and margin requirements. Specifically, both the CFTC and federal banking regulators issued final rules in 2015, which became effective in 2017, establishing minimum margin requirements for OTC derivatives traded by either (non-bank) swap dealers or banks which qualify as swaps entities. Nearly all of the counterparties we trade with are either swap dealers or swap entities subject to these rules. Both the CFTC and prudential regulator margin rules require mandatory exchange of variation margin for most OTC derivatives transacted by us and will require exchange of initial margin commencing in 2020. As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments. We are also observing an increasing reluctance from counterparties to accept certain non-cash collateral from us due to higher capital or operational costs associated with such asset classes that we typically hold in abundance. These developments present potentially significant business, liquidity and operational risk for us which could materially and adversely impact both the cost and our ability to effectively hedge various risks, including equity, interest rate, currency and duration risks within many of our insurance and annuity products and investment portfolios. In addition, inconsistencies between U.S. rules and regulations and parallel regimes in other jurisdictions, such as the EU, may further increase costs of hedging or inhibit our ability to access market liquidity in those other jurisdictions.

•
The Dodd-Frank Act also includes various securities law reforms that may affect our business practices. See "—Changes in U.S. federal and state securities laws and regulations may affect our operations and our profitability" below.

Although the full impact of the Dodd-Frank Act cannot be determined until all remaining final regulations are adopted, many of the legislation’s requirements could have profound and/or adverse consequences for the financial services industry, including for us. The Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements, subject us to greater regulatory scrutiny or to potential increases in whistleblower claims in light of the increased awards available to whistleblowers under the Act and have a material adverse effect on our results of operations or financial condition. Additionally, there is substantial uncertainty as to whether aspects of the Dodd-Frank Act or regulatory bodies established thereunder will be impacted by regulatory or legislative changes made by the Trump administration or Congress.

See "Item 1. Business—Regulation" for further discussion of the impact of the Dodd-Frank Act on our businesses.

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

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. A number of changes have recently been proposed to the laws and regulations that govern the conduct of our variable insurance products business and our distributors that could have a material adverse effect on our results of operations and financial condition. In addition, distribution of our annuity products registered as securities are affected by federal and state securities laws and laws and regulations applicable to broker-dealers.

Changes to federal regulations could adversely affect our distribution model by restricting our ability to provide customers with advice.

In April 2016, the Department of Labor ("DOL") issued a final rule that broadened the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code, as it applies to a person or entity providing investment advice with respect to ERISA plans or IRAs. The rule expanded the circumstances in which providers of investment advice to ERISA plan sponsors and plan participants, and IRA investors, are deemed to act in a fiduciary capacity. The rule requires such providers to act in their clients' "best interests", not influenced by any conflicts of interest, including due to the direct or indirect receipt of compensation that varies based on the fiduciary’s investment recommendation. The DOL concurrently adopted a "best interest contract exemption" ("BIC") intended to enable continuation of certain industry practices relating to receipt of commissions and other compensation. This exemption enables us and our distributors to continue many historical practices - subject, among other things, to a heightened best interests standard and a requirement that compensation be "reasonable". Key provisions of the rule became effective on June 9, 2017, while other provisions (including the requirement to enter into a "best interest contract" when relying on the BIC, a provision that would potentially subject advice providers such as us to costly private litigation) have been delayed to July 1, 2019. Under the rule, certain business activities in which we engage, such as IRA rollovers and other IRA sales, have become subject to a heightened fiduciary standard. Where Voya Financial, Inc. is deemed to act in a fiduciary capacity, we have either modified our sales and compensation practices or are relying on an applicable exemption.

The SEC has requested public comment on whether it should issue a rule updating and harmonizing the standard of care applicable to providers of investment advice. During the delay of the DOL rule, we anticipate that the SEC and other federal and state regulators will consider whether a more comprehensive, harmonized approach is preferable to the DOL rule. It is too early to predict the outcome of any such process.

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

We may not be able to mitigate the reserve strain associated with Regulation XXX and AG38, potentially resulting in a negative impact on our capital position.

Regulation XXX requires insurers to establish additional statutory reserves for certain term life insurance policies with long-term premium guarantees and for certain universal life policies with secondary guarantees. In addition, AG38 clarifies the application of Regulation XXX with respect to certain universal life insurance policies with secondary guarantees. While we no longer issue these products, certain of our existing term insurance products and a number of our universal life insurance products are affected by Regulation XXX and AG38, respectively. The application of both Regulation XXX and AG38 involves numerous interpretations. At times, there may be differences of opinion between management and state insurance departments regarding the application of these and other actuarial standards. Such differences of opinion may lead to a state insurance regulator requiring greater reserves to support insurance liabilities than management estimated.

We have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and AG38, including the use of LOCs and the implementation of other transactions that provide acceptable collateral to support the reinsurance of the liabilities to wholly owned reinsurance captives or to third-party reinsurers. These arrangements are subject to review and approval by state insurance regulators and review by rating agencies. State insurance regulators, the NAIC and other regulatory bodies are also investigating the use of wholly owned reinsurance captives to reinsure these liabilities and the NAIC has made recent advances in captives reform. During 2014, 2015, and 2016, the NAIC adopted captives proposals applicable to captives that assume Regulation XXX and AG38 reserves. See "Our insurance businesses are heavily regulated, and changes in regulation in the United States, enforcement actions and regulatory investigations may reduce profitability" above and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries—Captive Reinsurance Subsidiaries." Rating agencies may include a portion of these LOCs or other collateral in their leverage calculations, which could increase their assessment of our leverage ratios and potentially impact our ratings. We cannot provide assurance that our ability to use captive reinsurance companies to achieve the desired benefit from financing statutory reserves will not be limited or that there will not be regulatory or rating agency challenges to the reinsurance and capital management actions we have taken to date or that acceptable collateral obtained through such transactions will continue to be available or available on a cost-effective basis.

The result of these potential challenges, as well as the inability to obtain acceptable collateral, could require us to increase statutory reserves, incur higher operating and/or tax costs.

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

In addition to the balance sheet impact, we expect Tax Reform to have other financial and economic impacts on the Company. While the change in the federal corporate tax rate from 35% to 21% is expected to have a beneficial economic impact on the Company, there are a number of changes enacted in Tax Reform that could increase the Company's tax costs, including:

•	Changes to the dividends received deduction ("DRD");

•	Changes to the capitalization period and rates of DAC for tax purposes;

•	Changes to the calculation of life insurance reserves for tax purposes; and

•	Changes to the rules on deductibility of executive compensation.

We continue to evaluate the effect of Tax Reform on the Company, and the final impact may be materially more adverse from that discussed herein as a result of, among other things, future clarifications or guidance from the IRS, other agencies, or the courts. Moreover, U.S. states that stand to lose tax revenue as a consequence of Tax Reform may enact measures that increase our tax costs. In addition, there could be other changes in tax law, as well as changes in interpretation and enforcement of existing tax laws that could increase tax costs.

As part of our participation in CAP, we have entered into agreements with the IRS to resolve issues related to: (1) the application of the Section 382 limitation, (2) whether certain derivative transactions qualify for hedge treatment, (3) the proper treatment of valid tax hedge gains and losses and (4) "other than temporary impairment" losses. These agreements may be superseded by future enacted laws, regulations or other guidance that increase our tax costs.

Tax Reform also resulted in a reduction in the combined statutory deferred tax assets of our insurance subsidiaries, reducing their combined RBC ratio. Future changes or clarifications in tax law could cause further reductions to the statutory deferred tax assets and RBC ratios of our insurance subsidiaries. A reduction in the statutory deferred tax assets or RBC ratios may impact the ability of the affected insurance subsidiaries to make distributions to us and consequently could negatively impact our ability to pay dividends to our stockholders and to service our debt.

Current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products, and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits could make some of our products less attractive to customers. Reductions in individual income tax rates or estate tax rates could also make some of our products less advantageous to customers. Changes in federal tax laws that reduce the amount an individual can contribute on a pre-tax basis to an employer-provided, tax-deferred product (either directly by reducing current limits or indirectly by changing the tax treatment of such contributions from exclusions to deductions) or changes that would limit an individual’s aggregate amount of tax-deferred savings could make our retirement products less attractive to customers. In addition, any measures that may be enacted in U.S. states in response to Tax Reform, or otherwise, could make our products less attractive to our customers. Furthermore, as a result of Tax Reform's recent adoption and significant scope, its impact on our products, including their attractiveness relative to competitors, cannot yet be known and may be adverse, perhaps materially.

Risks Related to Our Holding Company Structure

As holding companies, Voya Financial, Inc. and Voya Holdings depend on the ability of their subsidiaries to transfer funds to them to meet their obligations.

Voya Financial, Inc. is the holding company for all our operations, and dividends, returns of capital and interest income on intercompany indebtedness from Voya Financial, Inc.’s subsidiaries are the principal sources of funds available to Voya Financial, Inc. to pay principal and interest on its outstanding indebtedness, to pay corporate operating expenses, to pay any stockholder dividends, to repurchase any stock, and to meet its other obligations. The subsidiaries of Voya Financial, Inc. are legally distinct from Voya Financial, Inc. and, except in the case of Voya Holdings Inc., which is the guarantor of certain of our outstanding indebtedness, have no obligation to pay amounts due on the debt of Voya Financial, Inc. or to make funds available to Voya Financial, Inc. for such payments. The ability of our subsidiaries to pay dividends or other distributions to Voya Financial, Inc. in the future will depend on their earnings, tax considerations, covenants contained in any financing or other agreements and applicable regulatory restrictions. In addition, such payments may be limited as a result of claims against our subsidiaries by their creditors, including suppliers, vendors, lessors and employees. The ability of our insurance subsidiaries to pay dividends and make other distributions to Voya Financial, Inc. will further depend on their ability to meet applicable regulatory standards and receive regulatory approvals, as discussed below under "—The ability of our insurance subsidiaries to pay dividends and other distributions to Voya Financial, Inc. and Voya Holdings is further limited by state insurance laws, and our insurance subsidiaries may not generate sufficient statutory earnings or have sufficient statutory surplus to enable them to pay ordinary dividends."

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

If the ability of our insurance or non-insurance subsidiaries to pay dividends or make other distributions or payments to Voya Financial, Inc. and Voya Holdings is materially restricted by regulatory requirements, other cash needs, bankruptcy or insolvency, or our need to maintain the financial strength ratings of our insurance subsidiaries, or is limited due to results of operations or other factors, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to raise cash by these means. This could materially and adversely affect the ability of Voya Financial, Inc. and Voya Holdings to pay their obligations.

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

The jurisdictions in which our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to their respective parents. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. Under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (1) 10% of the insurer’s policyholder surplus as of the preceding December 31 or (2) the insurer’s net gain from operations for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws applicable to our insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval (the "positive earned surplus requirement"). Under applicable domiciliary insurance regulations, our Principal Insurance Subsidiaries must deduct any distributions or dividends paid in the preceding twelve months in calculating dividend capacity. From time to time, the NAIC and various state insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. More stringent restrictions on dividend payments may be adopted from time to time by jurisdictions in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to Voya Financial, Inc. or Voya Holdings by our insurance subsidiaries without prior approval by regulatory authorities. We may also choose to change the domicile of one or more of our insurance subsidiaries or captive insurance subsidiaries, in which case we would be subject to the restrictions imposed under the laws of that new domicile, which could be more restrictive than those to which we are currently subject. In addition, in the future, we may become subject to debt instruments or other agreements that limit the ability of our insurance subsidiaries to pay dividends or make other distributions. The ability of our insurance subsidiaries to pay dividends or make other distributions is also limited by our need to maintain the financial strength ratings assigned to such subsidiaries by the rating agencies. These ratings depend to a large extent on the capitalization levels of our insurance subsidiaries.

For a summary of ordinary dividends and extraordinary distributions paid by each of our Principal Insurance Subsidiaries to Voya Financial or Voya Holdings in 2016 and 2017, and a discussion of ordinary dividend capacity for 2018, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Restrictions on Dividends and Returns of Capital from Subsidiaries." Our Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2018. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment to Voya Holdings Inc. without domiciliary regulatory approval, which can be granted or withheld in the discretion of the regulator.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

As of December 31, 2017, we owned or leased 67 locations totaling approximately 1.9 million square feet, of which approximately 0.8 million square feet was owned properties and approximately 1.1 million square feet was leased properties throughout the United States.

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

The following table summarizes high and low sales prices for the common stock on the NYSE for the periods indicated and the dividends declared per share during such periods:

2017	High	Low	Dividends declared
1st Quarter	$42.93	$36.98	$0.01
2nd Quarter	38.03	34.18	0.01
3rd Quarter	40.90	36.18	0.01
4th Quarter	$52.07	$39.50	$0.01

2016	High	Low	Dividends declared
1st Quarter	$37.02	$25.75	$0.01
2nd Quarter	33.74	23.05	0.01
3rd Quarter	29.62	22.75	0.01
4th Quarter	$41.17	$28.63	$0.01

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

At February 16, 2018, there were three stockholders of record of common stock, which are different from the number of beneficial owners of the Company’s common stock.

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.'s repurchases of its common stock for the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2017 - October 31, 2017	—	$—	—	$1,011
November 1, 2017 - November 30, 2017	—	—	—	1,011
December 1, 2017 - December 31, 2017	7,821,666	51.14	7,821,666	511	(1)
Total	7,821,666	$51.14	7,821,666	N/A
(1) Amount reflects $500 million share repurchase arrangement entered into on December 26, 2017 with a third-party institution. The transaction included upfront delivery of shares at a per-share repurchase price of $51.14. This arrangement includes the potential for additional shares to be delivered or returned upon final settlement depending on the daily volume-weighted average price of the Company's stock during the repurchase arrangement period. The repurchase arrangement will terminate on March 26, 2018.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect of tax withholding obligations associated with such vesting. For the three months ended December 31, 2017, there were 13,893 Treasury share increases in connection with such withholding activities.

Refer to the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K and to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for equity compensation information.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the Company’s Consolidated Financial Statements. The Statement of Operations data for the years ended December 31, 2017, 2016 and 2015 and the Balance Sheet data as of December 31, 2017 and 2016 have been derived from the Company’s Consolidated Financial Statements included elsewhere herein. The Statement of Operations data for the years ended December 31, 2014 and 2013 and the Balance Sheet data as of December 31, 2015, 2014 and 2013 have been derived from the Company's audited Consolidated Financial Statements not included herein. Certain prior year amounts have been reclassified to reflect the presentation of discontinued operations and assets and liabilities of businesses held for sale. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of this Annual Report on Form 10-K and the Financial Statements and Supplementary Data in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in millions, except per share amounts)
Statement of Operations Data:
Revenues
Net investment income	$3,294	$3,354	$3,343	$3,357	$3,488
Fee income	2,627	2,471	2,470	2,462	2,429
Premiums	2,121	2,795	2,554	2,006	1,877
Net realized capital gains (losses)	(227)	(363)	(560)	(105)	(324)
Total revenues	8,618	8,788	8,716	8,780	8,420
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	4,636	5,314	4,698	4,410	4,038
Operating expenses	2,654	2,655	2,684	3,088	2,187
Net amortization of Deferred policy acquisition costs and Value of business acquired	529	415	377	240	263
Interest expense	184	288	197	190	185
Total benefits and expenses	8,090	8,778	8,240	8,145	6,861
Income (loss) from continuing operations before income taxes	528	10	476	635	1,559
Income tax expense (benefit)	740	(29)	84	(1,731)	333
Income (loss) from continuing operations	(212)	39	392	2,366	1,226
Income (loss) from discontinued operations, net of tax	(2,580)	(337)	146	167	(437)
Net income (loss)	(2,792)	(298)	538	2,533	789
Less: Net income (loss) attributable to noncontrolling interest	200	29	130	238	190
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(2,992)	(327)	408	2,295	599

Earnings Per Share(1)
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.16	$8.41	$4.14
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(14.01)	$(1.68)	$0.65	$0.66	$(1.75)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.63)	$1.81	$9.07	$2.39

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.15	$8.34	$4.12
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(14.01)	(1.66)	$0.65	$0.66	$(1.74)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.61)	$1.80	$9.00	$2.38

Cash dividends declared per common share	$0.04	$0.04	$0.04	$0.04	$0.02

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	($ in millions)
Total investments	$66,087	$63,783	$60,939	$64,170	$62,538
Assets held in separate accounts	77,605	66,185	63,159	67,460	64,819
Assets held for sale	59,052	62,709	63,887	67,627	68,757
Total assets	222,532	214,585	218,574	227,252	221,340
Future policy benefits and contract owner account balances	65,805	64,848	63,173	61,542	61,974
Short-term debt	337	—	—	—	—
Long-term debt	3,123	3,550	3,460	3,487	3,481
Liabilities related to separate accounts	77,605	66,185	63,159	67,460	64,819
Liabilities held for sale	58,277	59,576	59,695	63,098	65,336
Total Voya Financial, Inc. shareholders' equity, excluding AOCI(2)	7,278	11,074	12,012	13,042	11,466
Total Voya Financial, Inc. shareholders' equity	10,009	12,995	13,437	16,146	13,315
Other Supplemental Data (unaudited):
Ratio of Earnings to Fixed Charges(3)(4)	1.23	NM	1.19	1.25	1.73
(1) For 2013, per share amounts give retroactive effect to the 2,295.248835-for-1 stock split effected on April 11, 2013.
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
(3) Earnings were insufficient to cover fixed charges at a 1:1 ratio by $15 million for the year ended December 31, 2016. This ratio is presented as "NM" or not meaningful.
(4) Interest and debt issuance costs include interest costs related to variable interest entities of $80 million, $102 million, $272 million, $210 million and $181 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges of 1.15, NM, 1.20, 1.22 and 1.74 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Excluding these costs, as well as the earnings of the variable interest entities, would result in a ratio of earnings to fixed charges excluding interest credited to contract owner account balances of 2.41, NM, 2.75, 2.94 and 7.83 for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the purposes of the discussion in this Annual Report on Form 10-K, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our results of operations for the years ended December 31, 2017, 2016 and 2015 and financial condition as of December 31, 2017 and 2016. This item should be read in its entirety and in conjunction with the Consolidated Financial Statements and related notes contained in Part II, Item 8. of this Annual Report on Form 10-K.

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

Overview

Business Held for Sale and Discontinued Operations

On December 20, 2017, we entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). This transaction is expected to close during the second or third quarter of 2018 and will result in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses (collectively, the "Transaction"). We have determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in this Annual Report on Form 10-K.  During the fourth quarter of 2017, we recorded an estimated loss on sale, net of tax, of $2,423 million to write down the carrying value of the businesses held for sale to estimated fair value, which is based on the estimated sales price in the Transaction, less cost to sell. The estimated loss on sale includes estimated transaction costs of $31 million that are expected to be incurred through and upon closing of the Transaction as well as the loss of $692 million of deferred tax assets. The estimated loss on sale is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part II, Item 7. Of this Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Consolidated Financial Statements.

Pursuant to the terms of the Transaction, we will retain a small number of CBVA and Annuities policies that are not included in the disposed businesses described above ("Retained Business"). We have evaluated our segment presentation and have determined that, because the Retained Business is insignificant, its results are reported in Corporate.

The following table presents the major components of income and expenses of discontinued operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$1,266	$1,288	$1,217
Fee income	801	889	1,011
Premiums	190	720	470
Total net realized capital gains (losses)	(1,234)	(900)	(173)
Other revenue	19	19	22
Total revenues	1,042	2,016	2,547
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	978	2,199	1,812
Operating expenses	250	283	319
Net amortization of Deferred policy acquisition costs and Value of business acquired	127	136	286
Interest expense	22	22	22
Total benefits and expenses	1,377	2,640	2,439
Income (loss) from discontinued operations before income taxes	(335)	(624)	108
Income tax expense (benefit)	(178)	(287)	(38)
Loss on sale, net of tax	(2,423)	—	—
Income (loss) from discontinued operations, net of tax	$(2,580)	$(337)	$146

Our segments

We provide our principal products and services through four segments: Retirement, Investment Management, Individual Life and Employee Benefits. Corporate includes activities not directly related to our segments, results of the Retained Business and certain insignificant activities that are not meaningful to our business strategy.

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

82

•
Our Individual Life segment provides wealth protection and transfer opportunities through universal and variable life products. Our customers range across a variety of age groups and income levels. We primarily distribute our product offerings through a network of independent general agents and managing directors ("Aligned Distributors"), who are committed to promoting Voya products to independent agents and advisors. Aligned Distributors receive higher levels of service, and access to proprietary tools and training. We also support other independent general agents and marketing organizations who sell a broad portfolio of products from various carriers including Voya branded life, annuity and mutual fund offerings. We are currently conducting a strategic review of our Individual Life segment.

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

As a result of our entry into the Transaction in December 2017, substantially all of the results directly related to the CBVA and Annuities businesses have been classified as discontinued operations in this Annual Report on Form 10-K. We have also conformed our results of operations for prior periods to the current period presentation to reflect these discontinued operations. The businesses classified as discontinued operations consist of the following:

•
Our CBVA business, consisting of run-off and legacy business lines that are no longer being actively marketed or sold, such as variable annuity contracts that were designed as long-term savings products in which individual contract owners made deposits maintained in separate accounts. These products included options for policyholders to purchase living benefit riders. In 2009, we separated our CBVA business from our other operations, placing it in run-off, and made a strategic decision to stop actively writing new retail variable annuity products with substantial guarantee features (the last policies were issued in 2010 and the block shifted to run-off). Accordingly, the CBVA business has been classified as closed block and is managed separately from our other businesses. We have in recent years taken steps to accelerate the run-off of the block, such as through enhanced income offers under which policyholders of eligible guaranteed minimum income benefit (“GMIB”) policies could elect early annuitization. In 2017, we completed two enhanced surrender value offers to eligible GMIB policyholders, which provided an enhancement to contract surrender value for policyholders who opted to surrender their contracts. In light of the Transaction, we do not currently plan to make additional enhanced income or enhanced surrender offers.

•
Fixed and indexed annuities and payout annuities for pre-retirement wealth accumulation and postretirement income management. Annuity products are primarily distributed by independent broker-dealers, independent insurance agents/ independent marketing organizations, affiliated broker-dealers, and banks.

We include in Corporate the following corporate and business activities:

•
corporate operations, corporate level assets and financial obligations; financing and interest expenses, and other items not allocated or directly related to our segments, including certain expenses and liabilities of employee benefit plans, expenses of our Strategic Investment Program (described below) incurred in periods before 2018, and certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;

•	investment income on assets backing surplus in excess of amounts held at the segment level;

•
revenues and expenses related to a run-off block of guaranteed investment contracts("GICs") and funding agreements as well as residual activity on other closed or divested businesses. Beginning in the fourth quarter of 2016, we accelerated the run-off of the GICs and funding agreements including the termination of certain FHLB funding agreements. The last GIC and funding agreements supporting this block matured or were terminated by June 30, 2017;

•	certain revenues and expenses of the Retained Business; and

•	certain expenses previously allocated to the CBVA and Annuities businesses held for sale. Refer to Stranded Costs in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Trends and Uncertainties

Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we discuss a number of trends and uncertainties that we believe may materially affect our future liquidity, financial condition or results of operations. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this MD&A, as part of our broader analysis of that area of our business. In addition, the following factors represent some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our continuing business operations and financial performance in the future. Additionally, key general trends and uncertainties related to discontinued operations are discussed further below.

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

Interest Rate Environment

In 2017, the Treasury yield curve materially flattened as short-term rates moved markedly higher while longer-term rates fell slightly. Front end rates have been driven higher by a trio of 25 basis points Fed Funds rate increases occurring in March, June, and December. While short-term rates increased, the longer-end of the yield curve has remained subdued by contained global yields and low inflation expectations. The Federal Reserve has begun execution of its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

The continued low interest rate environment has affected and may continue to affect the demand for our products in various ways. While interest rates remain low by historical standards, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and our economic targets. Our financial performance may be adversely affected by the current low interest rate environment, or by rapidly increasing rates.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $64 billion as of December 31, 2017, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.2% in the fourth quarter of 2017. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2018 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on th

e secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•
Certain of our products pay guaranteed minimum rates. For example, fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans and universal life ("UL") policies. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

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

Discontinued Operations

Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2017 includes the estimated loss on sale for the Transaction of $2,423 million. The estimated loss on sale represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the Transaction is equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the Conditional Trail Expectation ("CTE") 95 standard which is a statistical tail risk measure under the Standard & Poor’s ("S&P") model which follows the Risk Based capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners ("NAIC").

The estimated purchase price and estimated carrying value of VIAC as of the future date of closing, and therefore the estimated loss on sale related to the Transaction, are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to, the following factors:

•	Market fluctuations related to equity prices, interest rates, volatility, credit spreads and foreign exchange rates;

•	The performance of the businesses held for sale and the impact of interest and equity market changes on the Variable Annuity Hedge Program and any other hedging activity we may engage in within VIAC;

•	Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval;

•	Other changes in the terms of the Transaction due to unanticipated developments; and

•	Changes in key customers and policyholder behavior as a result of the Transaction or other factors.

The MTA contains limits on the amount of additional capital we could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate us for if such excess capital were to become trapped in VIAC prior to Transaction closing, in each case subject to certain termination rights.

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. Changes in the estimated loss on sale that occur prior to closing of the Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing. See the Business Held for Sale and Discontinued Operations note in Part II, Item 8. of this Annual Report on Form 10-K for more information on the Transaction.

Income (loss) from discontinued operations, net of tax also includes the results of our CBVA business. For as long as we continue to own the CBVA business included in the Transaction, we will remain subject to associated risks and our results will be affected by market factors, hedging costs, changes in policyholder behavior and changes in the amount of statutory reserves that we are required to hold for variable annuity guarantees.

We manage our CBVA business to focus on protecting regulatory and rating agency capital through risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our CBVA business tends to create earnings volatility in our U.S. GAAP financial statements. In particular, the amount of capital we have allocated to our CBVA business for U.S. GAAP purposes includes certain intangible assets that are subject to periodic impairment testing and loss recognition, and U.S. GAAP reserves in our CBVA business are in some cases based on assumptions that differ from those we use to determine statutory and rating agency capital. To the extent that macroeconomic conditions adversely deviate from our assumptions, or if market conditions or other developments require us to write-down these intangible assets or increase U.S. GAAP reserves, we may recognize U.S. GAAP losses in our CBVA business. Furthermore, these changes will impact the carrying value of the CBVA business held for sale, which will impact the estimated loss on sale. For additional information on our hedging program within the CBVA business, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

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

Stranded Costs
As a result of the Transaction, the revenues and certain expenses of the businesses held for sale have been classified as discontinued operations. Expenses classified within discontinued operations include only direct operating expenses incurred by the businesses being sold that are identifiable as costs of the businesses being sold, but only to the extent that we will not continue to recognize such expenses after the close of the Transaction. Certain direct costs of the businesses being sold, which relate to activities for which we have agreed to provide transitional services and for which we will be reimbursed under a transition services agreement, are reported within continuing operations. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses held for sale, and other expenses that do not meet the foregoing criteria are re ported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that Stranded Costs are representative of the future run-rate expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part II, Item 7 of this Annual Report on Form 10-K for more information on this program.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. Tax Reform significantly revised U.S. federal corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and changing various provisions of the Federal tax code that impact life insurance companies.

While we will continue to evaluate the impacts of Tax Reform on the Company, we currently expect its overall impact on our income tax from continuing operations to be beneficial, both in terms of a lower effective tax rate and from an overall economic perspective. Based on our current analysis of Tax Reform, the provisions we believe will have the most significant impact on our continuing operations include:

•	The change in the federal corporate tax rate from 35% to 21%;

•	Changes to the dividends received deduction ("DRD");

•	Changes to the capitalization period and rates of DAC for tax purposes;

•	Changes to the calculation of life insurance reserves for tax purposes;

•	Changes further limiting deductibility of executive compensation; and

•	The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits.

The largest impact is expected to result from the change in the federal corporate tax rate. As discussed below, the rate reduction resulted in a one-time reduction in the carrying value of our net deferred tax asset position. That reduction, which includes a reduction in deferred tax assets associated with businesses held for sale and a reduction in our deferred income tax liability within Accumulated other comprehensive income (loss), is reflected in Income (loss) from continuing operations. However, by lowering our effective tax rate, the rate reduction will provide an ongoing benefit to income from continuing operations. The change to DRD is expected to have a positive economic and tax rate benefit. The changes to DAC and tax reserves are expected to have a negative economic impact, but will not impact our effective tax rate. The changes to deductibility of executive compensation will increase taxable income, which will have a negative economic impact and will increase our effective tax rate. The repeal of the corporate alternative minimum tax and refunding of corporate alternative minimum tax credits will have a positive economic impact, with little to no impact on our effective tax rate.

The impacts of Tax Reform discussed above do not include any potential changes to State tax law. It is reasonable to expect that States that stand to lose tax revenue as a consequence of Tax Reform would enact measures of their own to counteract this effect, which could increase our tax costs.

For more information on Tax Reform, see Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K and the Income taxes Note to the accompanying Consolidated Financial Statements.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance-based capital allocations related to sponsored private equity funds ("carried interest") that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. For the year ended December 31, 2017, our carried interest total net results were a gain of $35 million, including the recovery of $25 million in previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance during 2017. As of December 31, 2017, approximately $66 million of accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. For the year ended December 31, 2016, our carried interest total net results were a loss of $24 million, including the reversal of $30 million in previously accrued carried interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio during 2016. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. As of December 31, 2016, approximately $31 million of accrued carried interest, none of which was related to the private equity fund referenced above, were subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. For additional information on carried interest, see Risk Factors - Revenues, earnings and income from our Investment Management business operations could be adversely affected if the terms of our asset management agreements are significantly altered or the agreements are terminated, or if certain performance hurdles are not realized in Part I, Item 1A. of this Annual Report on Form 10-K.

Strategic Investment Program

In 2015, we announced that we would incur an incremental $350 million of expenses through 2018 for IT simplification, digital and analytics and cross-enterprise initiatives ("Strategic Investment Program"). We expect these strategic investments to result in expense efficiency as well as business growth by improving how we engage our customers. For the year ended December 31, 2017, we incurred $80 million of expenses related to the Strategic Investment Program, which is reported in Corporate. For 2018, we anticipate incurring between $60 million and $80 million of expense related to the Strategic Investment Program. Beginning in 2018, these amounts will be allocated to our segments.

Restructuring

2016 Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

For the year ended December 31, 2017, these initiatives resulted in restructuring expenses of $82 million, which are reflected in Operating expenses in the Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

On July 31, 2017, we executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 million per year, with a total cumulative 5-year cost of approximately $400 million, subject to potential reduction as a result of the Organizational Restructuring program discussed below. Included in these costs are approximately $35 million of transition costs. This initiative, which is a component of our 2016 Restructuring program, improves expense efficiency and upgrades our technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs. We incurred restructuring expenses of $56 million during 2017. Beyond 2017, we anticipate additional restructuring expenses related to this initiative of approximately $30 - $35 million for the year ended December 31, 2018 and an immaterial amount of restructuring expenses thereafter. The restructuring expenses to be incurred for the year ended December 31, 2018 will mainly reflect the transition costs to implement this information technology services agreement as all anticipated asset write-off costs were incurred in 2017.

In addition to the restructuring expenses incurred above, the reduction in employees from the execution of the contract described above caused the aggregate reduction in employees under our 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement of our qualified defined benefit pension plan and active non-qualified defined benefit plan.

As we further develop these initiatives, we will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated, but could be material, and are not reflected in our run-rate cost savings estimates for 2018.

Organizational Restructuring

As a result of our entry into the Transaction, we are undertaking further restructuring efforts to reduce expenses associated with our CBVA and fixed and fixed indexed annuities businesses, as well as our corporate and shared services functions.

The Transaction resulted in recognition of severance and other restructuring expenses. For the year ended December 31, 2017, we incurred restructuring expenses of $4 million, primarily related to severance, which are reflected in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Through the closing of the Transaction, we anticipate incurring additional restructuring expenses, directly related to the disposition. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

In addition to restructuring expenses associated with discontinued operations, we will develop and approve additional Organizational Restructuring initiatives to simplify the organization as a result of the Transaction, and expect to incur restructuring expenses in one or more periods through the end of 2019. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material. These costs will be reported in Operating expenses in the Consolidated Statement of Operations, but excluded from Adjusted operating earnings before income taxes and consequently are not included in the adjusted operating results of our segments.

The cumulative effect of all our previously discussed programs and related initiatives should help us to address the Stranded Costs that will result from the Transaction. Refer to Stranded Costs in Part II, Item 7. of this Annual Report on Form 10-K for further information on Stranded Costs.

Operating Measures

This MD&A includes a discussion of Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. We believe that Adjusted operating earnings before income taxes provides a meaningful measure of our business performance and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as the comparable U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing our financial and operating performance.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes is a measure used by management to evaluate segment performance. We believe that Adjusted operating earnings before income taxes provides a meaningful measure of our business and segment performances and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. We use the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as we do for the directly comparable U.S. GAAP measure Income (loss) from continuing operations before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as the comparable U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing our financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) from continuing operations before income taxes for the following items:

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

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in adjusted operating earnings, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from adjusted operating earnings, including the impacts related to changes in our nonperformance spread;

90

•
Income (loss) related to businesses exited through reinsurance or divestment that do not qualify as discontinued operations, which includes gains and (losses) associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in our core business, which would be obscured by including the effects of business exited, and more closely aligns Adjusted operating earnings before income taxes with how we manage our segments;

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

•
Income (loss) related to early extinguishment of debt; which includes losses incurred as a part of transactions where we repurchase outstanding principal amounts of debt; these losses are excluded from Adjusted operating earnings before income taxes since the outcome of decisions to restructure debt are infrequent and not indicative of normal operations;

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

The most directly comparable U.S. GAAP measure to Adjusted operating earnings before income taxes is Income (loss) from continuing operations before income taxes. For a reconciliation of Income (loss) from continuing operations before income taxes to Adjusted operating earnings before income taxes, see Results of Operations—Company Consolidated below.

Adjusted Operating Revenues

Adjusted operating revenues is a measure of our segment revenues. Each segment's Adjusted operating revenues are calculated by adjusting Total revenues to exclude the following items:

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

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in adjusted operating revenues, reflects the expected cost of these benefits if markets perform in line with our long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating revenues, including the impacts related to changes in our nonperformance spread;

91

•
Revenues related to businesses exited through reinsurance or divestment that do not qualify as discontinued operations, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in our core business, which would be obscured by including the effects of business exited, and more closely aligns Adjusted operating revenues with how we manage our segments;

•
Revenues attributable to noncontrolling interest; which represents the interests of shareholders, other than Voya Financial, Inc., in consolidated entities. Income (loss) attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which we are not economically entitled; and

•
Other adjustments to Total revenues primarily reflect fee income earned by our broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in our segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in Adjusted operating revenues.

The most directly comparable U.S. GAAP measure to Adjusted operating revenues is Total revenues. For a reconciliation of Total revenues to Adjusted operating revenues, see Results of Operations—Company Consolidated below.

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

Results of Operations - Company Consolidated

The following table presents the consolidated financial information for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Revenues:
Net investment income	$3,294	$3,354	$3,343
Fee income	2,627	2,471	2,470
Premiums	2,121	2,795	2,554
Net realized capital gains (losses)	(227)	(363)	(560)
Other revenue	371	342	385
Income (loss) related to consolidated investment entities	432	189	524
Total revenues	8,618	8,788	8,716
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	4,636	5,314	4,698
Operating expenses	2,654	2,655	2,684
Net amortization of Deferred policy acquisition costs and Value of business acquired	529	415	377
Interest expense	184	288	197
Operating expenses related to consolidated investment entities	87	106	284
Total benefits and expenses	8,090	8,778	8,240
Income (loss) from continuing operations before income taxes	528	10	476
Income tax expense (benefit)	740	(29)	84
Income (loss) from continuing operations	(212)	39	392
Income (loss) from discontinued operations, net of tax	(2,580)	(337)	146
Net Income (loss)	(2,792)	(298)	538
Less: Net income (loss) attributable to noncontrolling interest	200	29	130
Net income (loss) available to our common shareholders	$(2,992)	$(327)	$408

The following table presents information about our Operating expenses for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Operating expenses:
Commissions	$695	$747	$949
General and administrative expenses:
Net actuarial (gains)/losses related to pension and other postretirement benefit obligations	16	55	(63)
Restructuring expenses	82	34	—
Strategic Investment Program	80	117	79
Other general and administrative expenses	2,023	1,966	1,989
Total general and administrative expenses	2,201	2,172	2,005
Total operating expenses, before DAC/VOBA deferrals	2,896	2,919	2,954
DAC/VOBA deferrals	(242)	(264)	(270)
Total operating expenses	$2,654	$2,655	$2,684

The following table presents AUM and AUA as of the dates indicated:

	As of December 31,
($ in millions)	2017	2016	2015
AUM and AUA:
Retirement	$382,708	$316,849	$291,757
Investment Management	274,304	260,691	249,541
Individual Life	15,633	15,221	15,124
Employee Benefits	1,829	1,791	1,793
Eliminations/Other	(119,958)	(110,199)	(105,804)
Total AUM and AUA(1)	$554,516	$484,353	$452,411

AUM	$307,980	$287,109	$270,815
AUA	246,536	197,244	181,596
Total AUM and AUA(1)	$554,516	$484,353	$452,411
(1) Includes AUM and AUA related to businesses held for sale, for which a substantial portion of the assets will continue to be managed by our Investment Management segment.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Income (loss) from continuing operations before income taxes	$528	$10	$476
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	(84)	(108)	(55)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	46	4	(69)
Loss related to businesses exited through reinsurance or divestment	(45)	(14)	(169)
Income (loss) attributable to noncontrolling interests	200	29	130
Loss related to early extinguishment of debt	(4)	(104)	(10)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(16)	(55)	63
Other adjustments	(97)	(71)	(58)
Total adjustments to income (loss) from continuing operations before income taxes	$—	$(319)	$(168)

Adjusted operating earnings before income taxes by segment:
Retirement	$456	$450	$471
Investment Management	248	171	182
Individual Life	92	59	173
Employee Benefits	127	126	146
Corporate(2)	(395)	(477)	(328)
Total adjusted operating earnings before income taxes	$528	$329	$644
(1) Refer to the Segments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of these items.
(2) Adjusted operating earnings before income taxes for Corporate includes Net investment gains (losses) and Net guaranteed benefit hedging gains (losses) associated with the Retained Business. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Total revenues	$8,618	$8,788	$8,716
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	(100)	(112)	(121)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	52	9	(63)
Revenues related to businesses exited through reinsurance or divestment	122	96	26
Revenues attributable to noncontrolling interests	286	133	414
Other adjustments	212	183	223
Total adjustments to revenues	$572	$309	$479

Adjusted operating revenues by segment:
Retirement	$2,538	$3,257	$2,994
Investment Management	731	627	622
Individual Life	2,563	2,528	2,617
Employee Benefits	1,767	1,616	1,507
Corporate (2)	447	451	497
Total adjusted operating revenues	$8,046	$8,479	$8,237
(1) Refer to the Segments Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for a description of these items.
(2) Adjusted operating revenues for Corporate includes Net investment gains (losses) and Gains (losses) on change in fair value of derivatives related to guaranteed benefits associated with the Retained Business. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

The following tables describe the components of the reconciliation between Adjusted operating earnings before income taxes and Income (loss) from continuing operations before income taxes related to Net investment gains (losses) and Net guaranteed benefits hedging gains (losses) and related charges and adjustments.

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Other-than-temporary impairments	$(22)	$(34)	$(83)
CMO-B fair value adjustments(1)	(86)	(43)	(18)
Gains (losses) on the sale of securities	18	(65)	(6)
Other, including changes in the fair value of derivatives	(10)	31	(6)
Total investment gains (losses)	(100)	(111)	(113)
Net amortization of DAC/VOBA and other intangibles on above	16	3	58
Net investment gains (losses)	$(84)	$(108)	$(55)
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part II, Item 7. of this Annual Report on Form 10-K.

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Gain (loss), excluding nonperformance risk	$63	$(3)	$(75)
Gain (loss) due to nonperformance risk(1)	(17)	7	6
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	46	4	(69)
Net amortization of DAC/VOBA and sales inducements	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$46	$4	$(69)
(1) Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for further detail.

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Loss on sale, net of tax excluding costs to sell	$(2,392)	$—	$—
Transaction costs	(31)	—	—
Net results of discontinued operations, excluding notable items	1,072	868	1,124
Income tax benefit	178	287	38
Notable items in CBVA results:
Net gains (losses) related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	(1,136)	(1,470)	(1,097)
Gain (loss) due to nonperformance risk	(284)	74	79
DAC/VOBA and other intangibles unlocking	13	(96)	2
Income (loss) from discontinued operations, net of tax(1)	$(2,580)	$(337)	$146
(1) Refer to the Business Held for Sale and Discontinued Operations Note in Part II, Item 8. of this Annual Report on Form 10-K for further detail.

Notable Items

The tables below highlight notable items that are included in Adjusted operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

Each quarter, we update our DAC/VOBA and other intangibles based on actual historical gross profits and projections of estimated gross profits. During the third quarter of 2017, 2016 and 2015, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management segment, for which assumption reviews are not relevant). As a result of these reviews, we have made a number of changes to our assumptions resulting in net unfavorable impacts to segment Adjusted operating earnings before income taxes for the years ended December 31, 2017, 2016 and 2015 of $189 million, $191 million, and $64 million, respectively. These unfavorable impacts are included in the table below as components of DAC/VOBA and other intangibles unlocking. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part II, Item 7. of this Annual Report on Form 10-K.

During 2017, we solicited customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets. Because the GMIR initiative for 2017 is classified as a contract modification under insurance accounting, it requires an acceleration of DAC/VOBA amortization resulting in unfavorable unlocking for the Retirement segment and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings in the future. The unfavorable unlocking, which amounted to $220 million for 2017 included $92 million reflected in the annual assumption updates described above. The GMIR initiative unlocking was recorded in Net amortization of DAC/VOBA and included in the table below, was determined based on legally binding consent acceptances received from customers and expected future acceptances of consents from customers solicited during 2017 as well as for customers that will be solicited as part of the GMIR initiative.

During 2016 and 2015, we received distributions of cash in the amount of $16 million and $3 million, respectively, in conjunction with a Lehman Brothers bankruptcy settlement ("Lehman Recovery") which was recognized in Net investment income. In addition, in 2015, we recognized losses on certain receivables associated with previously disposed Low Income Housing Tax Credit partnerships ("LIHTC"). These losses, in the amount of $1 million, were also recognized in Net investment income.

Collectively, the Lehman Recovery and LIHTC losses, net of DAC/VOBA and other intangibles impacts, are referred to as "Net gain from Lehman Recovery/LIHTC" and presented in the table below:

	Year Ended December 31,
($ in millions)	2017	2016	2015
DAC/VOBA and other intangibles unlocking (1)(2)	$(299)	$(213)	$(79)
Net gain from Lehman Recovery/LIHTC(3)	—	16	2
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
(3) Net gain (loss) from Lehman Recovery/LIHTC is included in segment Adjusted operating earnings before income taxes in 2016, and in Corporate in 2015.

The following table presents the net impact to Adjusted operating earnings before income taxes of the Net gain from Lehman Recovery and the related amortization and unlocking of DAC/VOBA and other intangibles by segment for 2016:

	Year Ended December 31, 2016
($ in millions)	Net investment income (loss)	DAC/VOBA and other intangibles amortization(1)	DAC/VOBA and other intangibles unlocking(1)	Net gain from Lehman Recovery
Retirement	$5	$(1)	$—	$4
Investment Management	3	—	—	3
Individual Life	9	(3)	2	8
Employee Benefits	1	—	—	1
Net gain (loss) included in Adjusted operating earnings before income taxes	$18	$(4)	$2	$16
(1) DAC/VOBA and other intangibles amortization and DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The following table presents the impact on segment Adjusted operating earnings before income taxes of the annual assumption updates for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Retirement	$(47)	$(83)	$(39)
Individual Life	(142)	(109)	(23)
Employee Benefits	—	1	(2)
Total	$(189)	$(191)	$(64)

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

Consolidated - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Income (Loss)

Net investment income decreased $60 million from $3,354 million to $3,294 million primarily due to:

•	the consolidation of investment entities as a result of higher income earned in underlying consolidated investments;

•	the impact of the continued low interest rate environment on reinvestment rates;

•	decline related to a certain block of GICs and funding agreements as a result of continued run-off;

•	lower prepayment fee income; and

•	the net gain from Lehman recovery in the prior period.

The decrease was partially offset by:

•
higher alternative investment income across segments driven by favorable equity market performance in the current period, including the recovery of previously reversed carried interest in our Investment Management segment; and

•	growth in general account assets.

Fee income increased $156 million from $2,471 million to $2,627 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•
a favorable variance due to annual assumption updates and amortization of unearned revenue reserve due to higher gross profits on our universal life blocks in our Individual Life segment (refer to Results of Operations - Segment by Segment for further description); and

•
an increase in average AUM in our Investment Management segment, driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

Premiums decreased $674 million from $2,795 million to $2,121 million primarily due to:

•	lower sales for pension risk transfer contracts in our Retirement segment as this business was closed to new sales at the end of 2016.

The decrease was partially offset by:

•	higher Premiums driven by stop loss and voluntary block growth in our Employee Benefits segment.

Net realized capital losses decreased $136 million from $363 million to $227 million primarily due to:

•	a favorable variance in net guaranteed benefit derivatives, excluding nonperformance risk due to changes in interest rates;

•
lower Net realized investment losses primarily as a result of lower impairments and gains on the sale of securities, partially offset by unfavorable changes in CMO-Bs and the fair value of derivatives; and

•	favorable market value changes associated with business reinsured.

The decrease was partially offset by:

•	unfavorable changes in the fair value of guaranteed benefit derivatives due to nonperformance risk.

Other revenue increased $29 million from $342 million to $371 million primarily due to:

•	higher broker-dealer revenues in our Retirement segment.

The increase was partially offset by:

•	lower performance fees in our Investment Management segment; and

•	higher amortization of the deferred loss associated with a closed block of business due to an annual update of the amortization schedules.

Interest credited and other benefits to contract owners/policyholders decreased $678 million from $5,314 million to $4,636 million primarily due to:

•	the discontinuation of sales of pension risk transfer contracts in our Retirement Segment at the end of 2016;

•	favorable changes in reserves related to unlocking on universal life blocks and the run-off of the term block in our Individual Life segment;

•	an increase in recognition of deferred prepayment penalties associated with the early termination of certain Federal Home Loan Bank ("FHLB") funding agreements in the prior period; and

•	decline related to a certain block of GICs and funding agreements as a result of continued run-off.

The decrease was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business in our Employee Benefits segment;

•	growth in general account liabilities in our Retirement segment;

•
loss recognition in the Retained Business resulting from the re-definition of our contract groupings for premium deficiency testing purposes, driven by the decision to dispose of substantially all of our Annuities businesses;

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured; and

•	unfavorable net mortality in our Individual Life segment.

Operating expenses decreased $1 million from $2,655 million to $2,654 million primarily due to:

•	lower net actuarial losses related to our pension and other postretirement benefit obligations;

•	a decrease in costs associated with our Strategic Investment Program;

•	the impact of continued expense management efforts and favorable accrual developments in the current period;

•	lower net financing costs in our Individual Life segment; and

•	release of contingency accruals in the current period.

The decrease was partially offset by:

•	higher restructuring charges in the current period;

•	higher expenses for net compensation and benefit adjustments;

•	higher compensation related expenses in our Investment Management segment primarily associated with higher earnings in the current period;

•	higher volume-related expenses associated with growth of the business in our Employee Benefits segment;

•	higher broker-dealer expenses; and

•	an increase in compliance-related expenses in the current period.

Net amortization of DAC/VOBA increased $114 million from $415 million to $529 million primarily due to:

•	unfavorable changes in DAC/VOBA unlocking associated with changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment; and

•	unfavorable impact of annual assumption updates in our Individual Life segment (refer to Results of Operations - Segment by Segment for further description).

The increase was partially offset by:

•	favorable DAC/VOBA unlocking in our Retirement segment, primarily due to the impact of annual assumption updates, excluding GMIR; and

•	favorable changes in unlocking on net investment gains (losses).

Interest expense decreased $104 million from $288 million to $184 million primarily due to:

•	debt extinguishment in connection with repurchased debt in 2016. See Liquidity and Capital Resources - Debt Securities in Part II, Item 7. of our Annual Report on Form 10-K for further description.

Income (loss) from continuing operations before income taxes increased $518 million from income of $10 million to income of $528 million primarily due to:

•	higher Adjusted operating earnings before income taxes, excluding DAC/VOBA and other intangible unlocking, discussed below;

•	a favorable variance attributable to noncontrolling interest;

•	lower expenses related to early extinguishment of debt;

•	higher Net guaranteed benefit hedging gains and related charges and adjustments, discussed below;

•	lower Immediate recognition of net actuarial losses related to pension and other postretirement benefit obligations and losses from plan adjustments and curtailments, discussed below; and

•	lower Net investment losses and related charges and adjustments, discussed below.

The increase was partially offset by:

•
unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment and the impact of annual assumption updates on our Individual Life segment;

•	an increase in restructuring charges in the current period; and

•	an increase in Loss related to businesses exited through reinsurance or divestment, discussed below.

Income tax expense (benefit) changed by $769 million from a benefit of $29 million to an expense of $740 million due to:

•	expense associated with the revaluing of deferred balances impacted by the federal rate change;

•	benefit associated with the revaluing of valuation allowance impacted by the federal rate change; and

•	an increase in income before income taxes.

Loss from discontinued operations, net of tax increased $2,243 million from $337 million to $2,580 million primarily due to:

•	the estimated Loss on sale, net of tax excluding costs to sell in the current period;

•	losses due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk in businesses held for sale; and

•	estimated costs to sell, which will be incurred through and upon closing of the Transaction.

The increase was partially offset by:

•	a decrease in net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale; and

•	unfavorable DAC/VOBA unlocking in businesses held for sale in the prior period as a result of loss recognition.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $199 million from $329 million to $528 million primarily due to:

•
higher alternative investment income across segments driven by favorable equity market performance and the recovery of carried interest in the current period, partially offset by the Net gain from Lehman Recovery in the prior period;

•	higher fee based margin due to market improvement and the cumulative impact of positive net flows;

•	lower Operating expenses, primarily due to continued expense management efforts and a decrease in costs associated with our Strategic Investment Program;

•	increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements in the prior period; and

•	higher underwriting gains in our Individual Life segment, net of DAC/VOBA and other intangibles amortization, primarily driven by lower net financing costs and favorable net mortality.

The increase was partially offset by:

•
unfavorable changes in DAC/VOBA and other intangibles unlocking primarily due to changes in terms related to GMIR provisions for certain retirement plan contracts with fixed investment options in our Retirement segment partially offset by the net impact of other annual assumption updates;

•	lower prepayment fee income; and

•	the impact of the continued low interest rate environment on reinvestment rates.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments improved by $24 million from a loss of $108 million to a loss of $84 million primarily due to:

•	gains on the sales of securities in the current period;

•	favorable changes in DAC/VOBA and other intangibles unlocking related to net investment gains and losses; and

•	lower impairments in the current period.

The improvement was partially offset by:

•	unfavorable changes in CMO-B fair value adjustments; and

•	unfavorable changes in the fair value of derivatives.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $42 million from $4 million to $46 million primarily due to:

•	favorable changes in fair value of guaranteed benefit derivatives related to nonperformance risk.

Loss related to businesses exited through reinsurance or divestment increased $31 million from $14 million to $45 million primarily due to:

•
loss recognition in the Retained Business resulting from the re-definition of our contract groupings for premium deficiency testing purposes, driven by the decision to dispose of substantially all of our Annuities businesses and therefore is not indicative of future results.

Loss related to early extinguishment of debt decreased $100 million from $104 million to $4 million primarily due to:

•
losses on early debt extinguishment in connection with repurchased debt in 2016. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $39 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments changed $26 million from a loss of $71 million to a loss of $97 million primarily due to:

•	higher costs recorded in the current period related to our 2016 Restructuring.

The unfavorable change was partially offset by:

•	lower rebranding costs in the current period.

Consolidated - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Income (Loss)

Net investment income increased $11 million from $3,343 million to $3,354 million primarily due to:

•	growth in general account assets in our Retirement segment; and

•	proceeds from the Lehman Recovery in the current period.

The increase was partially offset by:

•	the impact of the continued low interest rate environment on reinvestment rates; and

•	the impact of the Fourth Quarter 2015 Reinsurance Transaction (defined below in our Individual Life segment’s results of operations).

Fee income increased $1 million from $2,470 million to $2,471 million primarily due to:

•	an increase in cost of insurance fees on the aging in-force UL block in our Individual Life segment; and

•	higher contractual charges from higher UL sales.

The increase was partially offset by:

•
lower Fee income in our Retirement segment primarily due to the shift in the business mix and lower retirement plan fees resulting from participants’ transfers from variable investment options into fixed, and terminated contracts in the recordkeeping business including the planned exit of the defined benefit business.

Premiums increased $241 million from $2,554 million to $2,795 million primarily due to:

•	higher sales of pension risk transfer contracts in our Retirement segment; and

•	an increased block size across several product lines in our Employee Benefits segment.

The increase was partially offset by:

•	lower premiums as a result of the Fourth Quarter 2015 Reinsurance Transaction.

Net realized capital losses decreased $197 million from $560 million to $363 million primarily due to:

•	changes in fair value of guaranteed benefit derivatives, excluding nonperformance risk primarily due to changes in interest rates; and

•	gains from market value changes associated with business reinsured.

Other revenue decreased $43 million from $385 million to $342 million primarily due to:

•
lower letter of credit ("LOC") recoveries as a result of changes to credit facilities in September of 2015 (see Liquidity and Capital Resources - Other Credit Facilities in Part II, Item 7. of our Annual Report on Form 10-K for further description); and

•	lower broker-dealer revenues.

Interest credited and other benefits to contract owners/policyholders increased $616 million from $4,698 million to $5,314 million as a result of the following:

•	unfavorable changes in net mortality of the UL block driven by severity in our Individual Life segment;

•	higher group stop loss and group life benefits associated with growth and favorable loss ratio experience in the prior period that did not reoccur in our Employee Benefits segment;

•	higher sales of pension risk transfer contracts in our Retirement segment;

•	increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements in connection with the run-off of the block; and

•	an increase in the funds withheld reserve and changes in the reinsurance deposit asset associated with business reinsured resulting from market value changes in the related assets.

The increase was partially offset by:

•	a decrease in reserves as a result of the Fourth Quarter 2015 Reinsurance Transaction.

Operating expenses decreased $29 million from $2,684 million to $2,655 million primarily due to:

•
impacts of the Fourth Quarter 2015 Reinsurance Transaction and the Second Quarter 2015 Reinsurance Transaction (see Liquidity and Capital Resources - Reinsurance in Part II, Item 7. of our Annual Report on Form 10-K for further description), including fees supporting the transactions in the prior period;

•	lower LOC fees as a result of changes to credit facilities in September of 2015, described above;

•	lower rebranding expense;

•	lower broker-dealer expenses; and

•	lower recordkeeping expenses associated with terminated contracts including the planned exit of the defined benefit business in our Retirement segment.

The decrease was partially offset by:

•	recognition of net actuarial losses related to our pension and other postretirement benefit obligations in the current period compared to gains in the prior period;

•	higher expenses related to our Strategic Investment Program;

•	higher restructuring costs;

•	higher commission expenses associated with growth of the business in our Employee Benefits segment; and

•	net compensation adjustments.

Net amortization of DAC/VOBA increased $38 million from $377 million to $415 million primarily due to:

•	unfavorable net changes in DAC/VOBA unlocking, mostly resulting from annual assumption updates.

Interest expense increased $91 million from $197 million to $288 million primarily due to:

•
losses on early debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Income (loss) from continuing operations before income taxes decreased $466 million from income of $476 million to income of $10 million primarily due to:

•	lower Adjusted operating earnings before income taxes, described below;

•	net actuarial losses related to our pension and other postretirement benefit obligations in the current period;

•	losses attributable to noncontrolling interests; and

•	higher losses related to the early extinguishment of debt.

The decrease was partially offset by:

•	lower losses on business exited through reinsurance or divestment, primarily due to fees supporting the transactions in the prior period that did not reoccur; and

•	lower LOC fees as a result of changes to credit facilities in September of 2015, described above.

Income tax expense (benefit) changed $113 million from an expense of $84 million to a benefit of $29 million primarily due to:

•	a decrease in income before income taxes.

Income (loss) from discontinued operations, net of tax changed $483 million from income of $146 million to a loss of $337 million primarily due to:

•	an increase in net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale; and

•	unfavorable DAC/VOBA unlocking in businesses held for sale in the current period as a result of loss recognition.

Adjusted Operating Earnings before Income Taxes

Adjusted operating earnings before income taxes decreased $315 million from $644 million to $329 million primarily due to:

•	higher unfavorable DAC/VOBA and other intangible unlocking from annual assumption updates;

•	higher expenses related to our Strategic Investment Program;

•	an increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements associated with the run-off of the block;

•	more favorable reserve refinements in the prior period compared to the current period;

•	reversal in the current period of previously accrued carried interest in our Investment Management segment;

•	the impact of the continued low interest rate environment on reinvestment rates;

•	lower prepayment fee income; and

•	higher benefits incurred in our Employee Benefits segment.

The decrease was partially offset by:

•	higher other alternative investment income;

•	growth in general account assets in our Retirement segment;

•	higher performance fees in our Investment Management segment; and

•	net Gain from Lehman Recovery in the current period.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings before Income Taxes

Net investment gains (losses) and related charges and adjustments changed $53 million from a loss of $55 million to a loss of $108 million primarily due to:

•	higher losses on the sale of securities;

•	losses resulting from fair value adjustments on our CMO-B portfolio; and

•	unfavorable changes in net amortization of DAC/VOBA and other intangibles, primarily due to the impact of unlocking.

The losses were partially offset by:

•	net improvement due to lower impairments.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments increased $73 million from a loss of $69 million to a gain of $4 million primarily due to:

•	a favorable variance in guaranteed benefit derivatives excluding nonperformance risk, primarily due to changes in interest rates.

Losses related to businesses exited through reinsurance or divestment decreased $155 million from $169 million to $14 million primarily due to:

•	fees supporting reinsurance transactions in the prior period that did not reoccur.

The decrease was partially offset by:

•	lower LOC fees as a result of changes to credit facilities in September of 2015, described above.

Loss related to early extinguishment of debt of $104 million in the current period was primarily due to:

•
losses on early debt extinguishment in connection with repurchased debt. See Liquidity and Capital Resources - Debt Securities - Aetna Notes in Part II, Item 7. of this Annual Report on Form 10-K for further description.

Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan adjustments and curtailments changed $118 million from a gain of $63 million to a loss of $55 million. See Critical Accounting Judgments and Estimates - Employee Benefits Plans in Part II, Item 7. of this Annual Report on Form 10-K for further information.

Other adjustments changed $13 million from a loss of $58 million to a loss of $71 million primarily due to:

•	higher restructuring costs.

The unfavorable change was partially offset by:

•	lower rebranding costs.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$1,703	$1,674	$1,578
Fee income	744	687	736
Premiums	6	824	613
Other revenue	85	72	67
Total adjusted operating revenues	2,538	3,257	2,994
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	958	1,744	1,469
Operating expenses	850	854	870
Net amortization of DAC/VOBA	274	209	184
Total operating benefits and expenses	2,082	2,807	2,523
Adjusted operating earnings before income taxes	$456	$450	$471

The following table presents certain notable items that represented the volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(137)	$(66)	$(37)
Net gain from Lehman Recovery	—	4	—
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the net unfavorable impact of the annual review of the assumptions, completed in the third quarter 2017, 2016 and 2015, of $47 million, $83 million and $39 million, respectively, which was included in Net amortization of DAC/VOBA. The net unfavorable unlocking in 2017 reflects $220 million related to the GMIR initiative. Excluding the GMIR-related unlocking, the favorable DAC/VOBA unlocking from the annual review of assumptions was primarily driven by favorable liability and expense assumption changes. The unlocking in 2016 was primarily driven by changes in portfolio yields and expectations for future contract changes. The unlocking in 2015 was primarily driven by changes in portfolio yields and projected margins partially offset by favorable lapse and renewal premium experience.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of December 31,
($ in millions)	2017	2016	2015
Corporate markets	$60,495	$49,921	$45,088
Tax exempt markets	62,070	55,497	51,642
Total full service plans	122,565	105,418	96,730
Stable value(1) and pension risk transfer	11,982	12,505	10,763
Retail wealth management	3,644	3,485	3,314
Total AUM	138,191	121,408	110,807
AUA	244,517	195,441	180,950
Total AUM and AUA	$382,708	$316,849	$291,757
(1) Consists of assets where we are the investment manager.

	As of December 31,
($ in millions)	2017	2016	2015
General Account	$32,571	$32,469	$29,752
Separate Account	71,233	60,074	56,642
Mutual Fund/Institutional Funds	34,387	28,865	24,413
AUA	244,517	195,441	180,950
Total AUM and AUA	$382,708	$316,849	$291,757

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Balance as of beginning of period	$121,408	$110,807	$109,693
Deposits	18,014	17,071	15,922
Surrenders, benefits and product charges	(16,509)	(13,137)	(15,358)
Net flows	1,505	3,934	564
Interest credited and investment performance	15,278	6,667	550
Balance as of end of period	$138,191	$121,408	$110,807

Retirement - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $6 million from $450 million to $456 million primarily due to:

•	favorable changes in DAC/VOBA unlocking primarily due to annual assumption updates;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•	growth in general account assets resulting from the cumulative impact of participants’ transfers from variable investment options into fixed investment options;

•	an increase in alternative investment income primarily driven by market performance; and

•	the impact of expense management efforts partially offset by higher expenses due to the growth in business.

The increase was partially offset by:

•	unfavorable DAC/VOBA unlocking due to the GMIR initiative which reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets;

•	lower investment yields, including the impact of the continued low interest rate environment;

•	lower prepayment fee income; and

•	the shift in the business mix from participants’ transfers from variable investment options into fixed investment options.

Retirement - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Adjusted operating earnings before income taxes decreased $21 million from $471 million to $450 million primarily due to:

•	lower investment yields, including the impact of the continued low interest rate environment;

•	the shift in the business mix from participants’ transfers from variable investment options into fixed investment options; and

•	higher unfavorable DAC/VOBA unlocking as a result of annual assumption updates.

The decrease was partially offset by:

•	growth in the general account assets and an increase in alternative investment income including proceeds from the Lehman Recovery.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$57	$(8)	$1
Fee income	632	582	585
Other revenue	42	53	36
Total adjusted operating revenues	731	627	622
Operating benefits and expenses:
Operating expenses	483	456	440
Total operating benefits and expenses	483	456	440
Adjusted operating earnings before income taxes	$248	$171	$182

Our Investment Management operating segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Year Ended December 31,
($ in millions)	2017	2016	2015
Investment Management intersegment revenues	$118	$114	$110

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Net gain from Lehman Recovery	$—	$3	$—

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of December 31,
($ in millions)	2017	2016	2015
AUM:
Institutional/retail
Investment Management sourced	$85,804	$73,992	$68,144
Affiliate sourced(1)	56,476	54,254	54,403
General account	82,006	82,760	78,174
Total AUM	224,286	211,006	200,721
AUA:
Affiliate sourced(2)	50,018	49,685	48,820
Total AUM and AUA	$274,304	$260,691	$249,541
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Net Flows:
Investment Management sourced	$5,017	$2,739	$(518)
Affiliate sourced	(4,626)	(2,871)	(4,088)
Total	$391	$(132)	$(4,606)

Investment Management - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $77 million from $171 million to $248 million primarily due to:

•
higher alternative investment income primarily driven by the recovery of accrued carried interest previously reversed in the prior period related to a sponsored private equity fund that experienced market value improvements in the current period; and

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

The increase was partially offset by:

•	higher operating expenses including higher compensation related expenses primarily associated with higher operating earnings; and

•	lower Other revenue related to performance fees earned in the current period.

Investment Management - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Adjusted operating earnings before income taxes decreased $11 million from $182 million to $171 million primarily due to:

•	reversal of previously accrued carried interest related to a sponsored private equity fund; and

•	higher compensation and benefit expenses.

The decrease was partially offset by:

•	higher performance fees earned in the current period; and

•	higher other alternative investment income, including proceeds from a Lehman Recovery.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$860	$857	$879
Fee income	1,259	1,209	1,173
Premiums	428	446	548
Other revenue	16	16	17
Total adjusted operating revenues	2,563	2,528	2,617
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,935	1,973	1,923
Operating expenses	275	330	352
Net amortization of DAC/VOBA	261	166	169
Total operating benefits and expenses	2,471	2,469	2,444
Adjusted operating earnings before income taxes	$92	$59	$173

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
DAC/VOBA and other intangibles unlocking(1)(2)	$(160)	$(143)	$(38)
Net gain from Lehman Recovery	—	8	—
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.
(2) Unlocking related to the Net gain from Lehman Recovery is excluded from DAC/VOBA and other  intangibles unlocking for the year ended December 31, 2016 (and included in Net gain from Lehman Recovery).

The DAC/VOBA and other intangibles unlocking in the table above includes the net unfavorable impact of the annual review of the assumptions, completed in the third quarter 2017, 2016 and 2015, of $142 million, $109 million and $23 million, respectively. The net unfavorable unlocking in 2017 was driven primarily by reinsurer rate increases, changes in portfolio yields and expense assumptions. The net unfavorable unlocking in 2016 was driven primarily by changes in portfolio yields and reinsurer rate increases. The unlocking in 2015 was driven primarily by higher persistency on less profitable policies.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Fee income	$35	$9	$15
Interest credited and other benefits to contract owners/policyholders	(97)	(106)	(20)
Net amortization of DAC/VOBA	(80)	(12)	(18)
Total	$(142)	$(109)	$(23)

The following table presents sales, gross premiums, in-force and policy count for our Individual Life segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Sales by Product Line:
Universal life:
Indexed	$73	$80	$72
Accumulation	4	5	5
Guaranteed	—	—	—
Total universal life	77	85	77
Variable life	3	3	5
Whole life	—	—	—
Term	2	12	18
Total sales by product line	$82	$100	$100

Total gross premiums and deposits	$1,806	$1,798	$1,877
End of period:
In-force face amount	$328,120	$347,070	$357,220
In-force policy count	831,936	886,357	926,918
New business policy count (paid)	6,532	15,124	20,220

Individual Life - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $33 million from $59 million to $92 million primarily due to:

•	lower expenses primarily driven by actions taken to simplify the organization;

•	higher alternative investment income driven by changes in equity markets, partially offset by the Net gain from Lehman recovery in the prior period; and

•
higher underwriting gains net of DAC/VOBA and other intangibles amortization primarily driven by lower overall financing costs and favorable reserve changes related to the run-off of the term block, partially offset by unfavorable net mortality mostly within the non-interest sensitive block.

The increase was partially offset by:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking primarily due to annual assumption updates; and

•	lower prepayment fee income.

Individual Life - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Adjusted operating earnings before income taxes decreased $114 million from $173 million to $59 million primarily due to:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by assumption updates;

•	unfavorable net mortality driven by higher severity in the current period compared to favorable mortality; and

•	favorable reserve refinements in the prior period that did not reoccur.

The decrease was partially offset by:

•	lower net intangible amortization driven by lower profits on universal life blocks; and

•	an increase in the cost of insurance fees on the aging in-force universal life blocks.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$109	$111	$108
Fee income	63	62	68
Premiums	1,600	1,447	1,337
Other revenue	(5)	(4)	(6)
Total adjusted operating revenues	1,767	1,616	1,507
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,293	1,169	1,051
Operating expenses	336	306	289
Net amortization of DAC/VOBA	11	15	21
Total operating benefits and expenses	1,640	1,490	1,361
Adjusted operating earnings before income taxes	$127	$126	$146

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
DAC/VOBA and other intangibles unlocking(1)	$(2)	$(4)	$(4)
Net gain from Lehman Recovery	—	1	—
(1) DAC/VOBA and other intangibles unlocking are included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part II, Item 7. of this Annual Report on Form 10-K for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2016 and 2015 of $1 million and $(2) million, respectively. The Company had immaterial unlocking in the third quarter 2017. The unlocking in 2016 and 2015 was driven primarily by in-force assumption updates.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Fee income	$—	$—	$4
Net amortization of DAC/VOBA	—	1	(6)
Total	$—	$1	$(2)

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Sales by Product Line:
Group life	$52	$61	$54
Group stop loss	286	237	270
Other group products	33	35	27
Total group products	371	333	351
Voluntary products	70	56	37
Total sales by product line	$441	$389	$388

Total gross premiums and deposits	$1,806	$1,643	$1,529
Total annualized in-force premiums	1,849	1,714	1,604

Loss Ratios:
Group life (interest adjusted)	76.0%	77.2%	75.6%
Group stop loss	82.7%	78.4%	71.5%

Employee Benefits - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $1 million from $126 million to $127 million primarily due to:

•	higher premiums driven by growth of the stop loss and voluntary business;

•	favorable group life and voluntary experience;

•	a favorable reserve refinement related to expired claims on the stop loss block; excluding the effect of this refinement, the loss ratio for stop loss is 83.7% for the current period; and

•	the current and prior periods both benefited from favorable voluntary reserve refinements.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on stop loss and growth of the business; and

•	higher volume related expenses associated with growth of the stop loss and voluntary business.

Employee Benefits - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Adjusted operating earnings before income taxes decreased $20 million from $146 million to $126 million primarily due to:

•	higher benefits incurred and higher commissions.

The decrease was partially offset by:

•	higher premiums driven by growth of the business;

•	favorable reserve refinement in the current period; and

•	the current period group stop loss and group life loss ratios are within the expected range although higher than the prior period.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$246	$277	$328
Fee income	110	100	103
Premiums	82	72	65
Other revenue	9	2	1
Total adjusted operating revenues	447	451	497
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	249	307	272
Operating expenses	396	417	352
Net amortization of DAC/VOBA	11	17	12
Interest Expense	186	187	189
Total operating benefits and expenses	842	928	825
Adjusted operating earnings before income taxes(1)	$(395)	$(477)	$(328)
(1) Includes insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Strategic Investment Program	$80	$117	$79
Amortization of intangibles	35	36	37
Other(1)	281	264	236
Total Operating expenses	$396	$417	$352
(1) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Adjusted operating earnings before income taxes increased $82 million from a loss of $477 million to a loss of $395 million primarily due to:

•	lower spending in our Strategic Investment Program;

•	residual activity from Retained Business, which will have volatility due to the nature of the block;

•	lower legal costs primarily due to lower reserves with respect to several litigation and regulatory matters; and

•
lower losses in our run-off block of business primarily due to an increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements in the prior period.

The increase was partially offset by:

•	higher net compensation and benefit adjustments.

Corporate - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Adjusted operating earnings before income taxes decreased $149 million from a loss of $328 million to a loss of $477 million primarily related to:

•	higher spending in our Strategic Investment Program;

•	higher operating expenses, including net compensation adjustments, as well as higher legal costs primarily due to higher reserves with respect to several litigation and regulatory matters;

•	losses in our run-off blocks of business included:

–
higher Interest credited and other benefits to contract owners/policyholders primarily due to an increase in recognition of deferred prepayment penalties associated with the early termination of certain FHLB funding agreements;

–	lower Net investment income and net realized gains (losses) primarily due to declines in the block size of GICs and funding agreements; and

–	lower earnings as a result of the Second Quarter 2015 Reinsurance Transaction (Defined in Liquidity and Capital Resources-Reinsurance in Part II, Item 7. of this Annual Report on Form 10-K); and

•	residual activity from Retained Business, which will have volatility due to the nature of the block.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds. The investment income on alternative investments shown below for the periods stated excludes the net investment income from Lehman Recovery/LIHTC.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long-term.

The following table presents the investment income for the years ended December 31, 2017, 2016 and 2015, respectively, and the average assets of alternative investments as of the dates indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Retirement:
Alternative investment income	$62	$16	$9
Average alternative investments	517	438	407
Investment Management:
Alternative investment income(1)	57	(11)	1
Average alternative investments	229	181	187
Individual Life:
Alternative investment income	30	8	5
Average alternative investments	259	188	172
Employee Benefits:
Alternative investment income	6	2	1
Average alternative investments	49	42	41
Corporate:(2)
Alternative investment income	26	10	10
Average alternative investments	208	191	234
Total(3)
Alternative investment income	$181	$25	$26
Average alternative investments	$1,262	$1,040	$1,041

(1) Includes the recovery of $25 million in 2017 of previously reversed accrued carried interest related to a private equity fund which experienced an increase in fund performance and the reversal of $30 million in 2016 of previously accrued carried interest related to a private equity fund which experienced significant declines in the market value of its investment portfolio.
(2) Effective in the second quarter of 2015, approximately $110 million of alternative assets previously allocated to excess capital in Corporate was allocated to all segments in proportion to each segment’s target statutory capital. Corporate includes alternative investments that are not components of the CBVA and Annuities businesses held for sale.
(3) Excludes alternative investments and income that are a component of Assets held for sale and Income (loss) from discontinued operations, net of tax, respectively.

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI"), and unearned revenue ("URR") (collectively, "DAC/VOBA and other intangibles"). For Individual Life, changes in Adjusted operating earnings before income taxes and Net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information.

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

Reserves for UL and VUL secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC. At each valuation date, we evaluate these assumptions and, if actual experience or other evidence suggests that earlier assumptions should be revised, we adjust the reserve balance, with a related charge or credit to Policyholder benefits. These reserve adjustments are included in unlocking associated with all our segments.

We also review the estimated gross profits for each of our blocks of business to determine recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. During the year ended December 31, 2017, our reviews resulted in loss recognition related to the re-definition of our contract groupings for premium deficiency testing purposes in the Retained Business of $43 million, which is excluded from Adjusted operating earnings before income taxes as it was driven by the decision to dispose of substantially all of our Annuities businesses and therefore is not indicative of future results. During the year ended December 31, 2016, our reviews resulted in loss recognition in CBVA of $313 million, before income taxes, included in Income (loss) from discontinued operations, net of tax, of which $78 million and $19 million related to DAC/VOBA and DSI, respectively. The loss recognition also included the establishment of $216 million premium deficiency reserve. For our continued operations, our reviews resulted in loss recognition of $8 million, before income taxes, of which $7 million was related to DAC/VOBA. The remaining loss recognition of $1 million was related to the establishment of premium deficiency reserves. There was no loss recognition for 2015. Refer to Critical Accounting Judgments and Estimates in Part II, Item 7. of this Annual Report on Form 10-K for more information.

During the third quarter of 2017, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management segment and Corporate, for which assumption reviews are not relevant). As a result of this review, we made a number of changes to our assumptions resulting in a net unfavorable impact of $189 million to Adjusted operating earnings before income taxes in the current period, compared to an unfavorable impact of $191 million in the third quarter of 2016 and an unfavorable impact of $64 million in the third quarter of 2015. These are included in the DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Retirement	$(137)	$(66)	$(37)
Individual Life	(160)	(143)	(38)
Employee Benefits	(2)	(4)	(4)
Total DAC/VOBA and other intangibles unlocking(1)(2)(3)	$(299)	$(213)	$(79)
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

Parent Company Sources and Uses of Liquidity

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.'s access to the $750 million revolving credit sublimit of its Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Beginning cash and cash equivalents balance	$257	$377	$682
Sources:
Proceeds from loans from subsidiaries, net of repayments	408	11	—
Dividends and returns of capital from subsidiaries	1,093	977	1,709
Repayment of loans to subsidiaries, net of new issuances	87	52	—
Proceeds from 2026 Notes offering	—	499	—
Proceeds from 2046 Notes offering	—	300	—
Proceeds from 2024 Notes offering	399	—	—
Amounts received from subsidiaries under tax sharing agreements, net	—	—	109
Receipt of income taxes, net	154	—	—
Other, net	—	6	—
Total sources	2,141	1,845	1,818
Uses:
Repurchase of Senior Notes	490	660	—
Premium paid and other fees related to debt extinguishment	4	84	—
Payment of interest expense	138	156	144
Capital provided to subsidiaries	467	215	—
New issuances of loans to subsidiaries, net of repayments	—	—	161
Amounts paid to subsidiaries under tax sharing arrangements, net	104	68	—
Payment of income taxes, net	—	64	77
Debt issuance costs	3	16	7
Common stock acquired - Share repurchase	923	687	1,487
Share-based compensation	8	7	5
Dividends paid	8	8	9
Acquisition of short term investments	—	—	212
Other, net	9	—	21
Total uses	2,154	1,965	2,123
Net decrease in cash and cash equivalents	(13)	(120)	(305)
Ending cash and cash equivalents balance	$244	$257	$377

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

Since 2014, our Board of Directors has periodically renewed our authority to repurchase our shares. As of December 31, 2017, we are authorized to repurchase shares up to an aggregate purchase price of $511 million, with such authorization expiring (unless subsequently extended) December 31, 2018.

During the year ended December 31, 2015, we repurchased 13,599,274 shares of our common stock from ING Group for an aggregate purchase price of $600 million, 14,960,463 shares of our common stock in open market repurchases for an aggregate purchase price of $640 million and 5,788,306 shares of our common stock under an accelerated share repurchase arrangement for an aggregate purchase price $250 million.

During the year ended December 31, 2016, we repurchased 11,313,031 shares of our common stock in open market repurchases for an aggregate purchase price of $337 million and 5,690,254 shares of our common stock under an accelerated share repurchase arrangement for an aggregate purchase price of $150 million. In addition, on November 3, 2016, we entered into a further share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $200 million during the fourth quarter of 2016, and received delivery of 5,216,025 shares during the first quarter of 2017.

During the year ended December 31, 2017, we repurchased 7,437,994 shares of our common stock in open market repurchases for an aggregate purchase price of $273 million and 3,986,647 shares of our common stock under a share repurchase arrangement with a third-party financial institution for an aggregate purchase price of $150 million. In addition, on December 26, 2017, we entered into a further share repurchase arrangement with a third-party financial institution, pursuant to which we made an up-front payment of $500 million and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. The transaction is scheduled to terminate during the first quarter of 2018, at which time additional shares may be delivered or returned depending on the daily volume-weighted average price of our common stock. This share repurchase arrangement reduced the remaining amount of our share repurchase authorization to $511 million as of December 31, 2017.

On February 1, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500 million. The current share repurchase authorization expires on December 31, 2018 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

The following table summarizes our return of capital to common shareholders:

($ in millions)	Year Ended December 31,
	2017	2016	2015
Dividends to shareholders	$8	$8	$9
Repurchase of common shares	1,023	487	1,490
Total capital returned to shareholders	$1,031	$495	$1,499

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

As of December 31, 2017, we had $337 million short-term debt borrowings outstanding consisting entirely of current portion of long-term debt.

The following table summarizes our borrowing activities for the year ended December 31, 2017:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,545	$400	$(490)	$—	$3,455
Windsor property loan	5	—	—	—	5
Subtotal	3,550	400	(490)	—	3,460
Less: Current portion of long-term debt	—	—	(490)	827	337
Total long-term debt	$3,550	$400	$—	$(827)	$3,123
We did not have any short-term debt borrowings outstanding as of December 31, 2016. The following table summarizes our borrowing activities for the year ended December 31, 2016:

($ in millions)	Beginning Balance	Issuance	Maturities and Repayment	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$798	$(708)	$—	$3,545
Windsor property loan	5	—	—	—	5
Subtotal	3,460	798	(708)	—	3,550
Less: Current portion of long-term debt	—	—	—	—	—
Total long-term debt	$3,460	$798	$(708)	$—	$3,550

As of December 31, 2017, we were in compliance with our debt covenants.

Debt Securities

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850 million of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings Inc. ("Voya Holdings"), a wholly owned subsidiary of Voya Financial, Inc. Interest is paid semi-annually, in arrears, on each January 15 and July 15.

On February 11, 2013, Voya Financial, Inc. issued $1.0 billion of unsecured 2.9% Senior Notes due 2018 (the "2018 Notes") in a private placement with registration rights. The 2018 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each February 15 and August 15.

On July 26, 2013, Voya Financial, Inc. issued $400 million of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15.

The 2022 Notes, 2018 Notes and 2043 Notes were the subject of SEC-registered exchange offers during 2013, pursuant to which our registration obligations with respect to each of these series were satisfied.

On June 13, 2016, Voya Financial, Inc. issued $500 million of unsecured 3.65% Senior Notes due 2026 (the "2026 Notes") and $300 million of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes") in a registered public offering. The 2026 Notes and 2046 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each June 15 and December 15.

On July 5, 2017, Voya Financial, Inc. issued $400 million of unsecured 3.125% Senior Notes due July 15, 2024 (the "2024 Notes") in a registered public offering. The 2024 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The offering resulted in aggregate net proceeds to the Company of $395 million, after deducting commissions and expenses. We used all of the net proceeds of the offering to redeem a portion of our 2018 Notes and to pay accrued interest, related premiums, fees and expenses.

As of December 31, 2017 and 2016, Voya Financial, Inc. had an aggregate principal amount outstanding for 2018 Notes, 2022 Notes, 2024 Notes, 2026 Notes, 2043 Notes and 2046 Notes (collectively, the "Senior Notes") of $2,300 million and $2,390 million, respectively. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

During the year ended December 31, 2016, Voya Financial, Inc. repurchased $487 million and $173 million of the outstanding principal amounts of the 2022 Notes and the 2018 Notes, respectively. In connection with these transactions, the Company incurred a loss on debt extinguishment of $88 million for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

During the year ended December 31, 2017, Voya Financial, Inc. repurchased $90 million and redeemed $400 million in aggregate principal amounts of the outstanding 2018 Notes, following which, $337 million aggregate principal amount of 2018 Notes remained outstanding. In connection with these transactions, we incurred a loss on debt extinguishment of $4 million for the year ended December 31, 2017, which was recorded in Interest expense in the Consolidated Statements of Operations.

On February 15, 2018, the remaining 2018 Notes matured and Voya Financial paid the principal and interest due.

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750 million of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, at a fixed rate of 5.65% until May 15, 2023. From May 15, 2023, the 2053 Notes bear interest at an annual rate equal to three-month London Interbank Offered Rates ("LIBOR") plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

We may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 million of aggregate principal (excluding the principal amount of the 2053 Notes held by us or our affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May 15, 2023 within 90 days after the occurrence of a "tax event" or "rating agency event", as defined in the 2053 Notes offering memorandum, at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," as defined in the 2053 Notes offering memorandum, plus, in each case accrued and unpaid interest.

The 2053 Notes were the subject of an SEC-registered exchange offer during 2013, pursuant to which our registration obligations with respect to the 2053 Notes were satisfied.

On January 23, 2018, Voya Financial, Inc. completed an offering, through a private placement, of $350 million aggregate principal amount of 4.7% Fixed-to-Floating Rate Junior Subordinated Notes due 2048 (the "2048 Notes"). The 2048 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. We used the net proceeds from the offering to repay at maturity our 2018 Notes and to pay accrued interest thereon. The remaining proceeds after the repayment of the 2018 Notes were used for general corporate purposes.

Interest is paid on the 2048 Notes semi-annually, in arrears, on each January 23 and July 23, at a fixed rate of 4.7% until January 23, 2028. From January 23, 2028, the 2048 Notes bear interest at an annual rate equal to three-month LIBOR plus 2.084% payable quarterly, in arrears, on January 23, April 23, July 23 and October 23. So long as no event of default with respect to the 2048 Notes has occurred and is continuing, we have the right on one or more occasions, to defer the payment of interest on the 2048 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of our plan to defer interest and during the period interest is deferred, we and our subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of our common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2048 Notes.

We may elect to redeem the 2048 Notes (i) in whole at any time or in part on or after January 23, 2028 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 million of aggregate principal (excluding the principal amount of the 2048 Notes held by us or our affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to January 23, 2028 within 90 days after the occurrence of a "tax event", a "rating agency event" or a "regulatory capital event", as defined in the 2048 Notes offering memorandum, at a redemption price equal to (a) with respect to a "rating agency event" 102% of their principal amount and (ii) with respect to a "tax event" or a "regulatory capital event", their principal amount, in each case plus accrued and unpaid interest.

Pursuant to a registration rights agreement that we have entered into with respect to the 2048 Notes, we have agreed to use commercially reasonable efforts to file a registration statement with respect to the 2048 Notes within 320 days from the closing date.

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, we entered into an off-balance sheet ten-year put option agreement with a Delaware trust that we formed, in connection with the completion of the sale by the trust of $500 million aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500 million of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. Our obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

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

Aetna Notes

As of December 31, 2017 and December 31, 2016, Voya Holdings had outstanding $146 million principal amount of 7.25% Debentures due August 15, 2023, $187 million principal amount of 7.63% Debentures due August 15, 2026, and $93 million principal amount of 6.97% Debentures due August 15, 2036 (collectively, the "Aetna Notes"), which were issued by a predecessor of Voya Holdings and assumed in connection with our acquisition of Aetna’s life insurance and related businesses. In addition, Equitable of Iowa Capital Trust II, a limited purpose trust, has outstanding $13 million principal amount of 8.42% Series B Capital Securities due April 1, 2027 (the "Equitable Notes"). ING Group guarantees the Aetna Notes. The Equitable Notes are guaranteed by Voya Financial, Inc.

During the year ended December 31, 2016, Voya Holdings repurchased $15 million, $16 million, and $17 million of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due

August 15, 2023, respectively. In connection with these transactions, we incurred a loss on debt extinguishment of $17 million for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

Concurrent with the completion of our Initial Public Offering ("IPO"), we entered into a shareholder agreement with ING Group that governs certain aspects of our continuing relationship. We agreed to reduce the aggregate outstanding principal amount of Aetna Notes to:

•	no more than $200 million as of December 31, 2017;

•	no more than $100 million as of December 31, 2018;

•	and zero as of December 31, 2019.

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

If we fail to reduce the outstanding principal amount of the Aetna Notes by the means noted above, we agreed to pay a quarterly fee (ranging from 0.75% per quarter for 2017 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

As of December 31, 2017 and 2016, the outstanding principal amounts of Aetna Notes were $426 million. For the years ended December 31, 2017 and 2016, the amounts of collateral required to avoid the payment of a fee to ING Group were $226 million and $127 million, respectively. On December 30, 2015, we exercised our option to establish a control account benefiting ING Group with a third-party collateral agent. During the years ended December 31, 2017 and 2016, we deposited $104 million and $50 million of collateral, respectively, increasing the remaining collateral balance to $231 million and $127 million, respectively. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

On January 16, 2018, Voya Holdings repurchased $10 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, the Company incurred a loss on debt extinguishment of $3 million which will be recorded in Interest expense in the Consolidated Statements of Operations in the first quarter of 2018.

Senior Unsecured Credit Facility

Effective May 6, 2016, we revised the terms of our Amended and Restated Revolving Credit Agreement ("Amended Credit Agreement"), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement") with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750 million present in the Amended Credit Agreement remained unchanged.

As of December 31, 2017, there were no amounts outstanding as revolving credit borrowings and an immaterial amount of LOCs outstanding under the senior unsecured credit facility.

On January 24, 2018, we further amended the Second Amended and Restated Credit Agreement, dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring us to maintain a minimum net worth in light of the classification of substantially all of our CBVA and Annuities businesses to businesses held for sale. Upon entering into the MTA for the Transaction, the Company recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of our actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by us or if the Transaction does not close. The Second Amendment also provides that, upon the closing of the Transaction, the total amount of LOCs that may be issued shall be reduced from $2.25 billion to $1.25 billion. The $750 million sublimit available for direct borrowings remains unchanged.

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

Effective January 1, 2009, we entered into a master asset purchase agreement (the "MPA") with Scottish Re Group Limited, Scottish Holdings, Inc., Scottish Re (U.S.), Inc. ("SRUS"), Scottish Re Life (Bermuda) Limited ("Scottish Bermuda") and Scottish Re (Dublin) Limited (collectively, "Scottish Re") and Hannover Life Reassurance Company of America ("Hannover US") and Hannover Re (Ireland) Limited ("HLRI") (collectively, "Hannover Re"). Pursuant to the MPA, we recaptured individual life reinsurance business that had previously been reinsured to Scottish Re and immediately ceded 100% of such business to Hannover Re on a modified coinsurance, funds withheld and coinsurance basis, which resulted in no gain or loss. We refer to this block as the Hannover Re block and its results are reported as part of Corporate.

Prior to September 24, 2015, we were obligated to maintain collateral for the statutory reserve requirements associated with Statutory Regulations XXX and AG38 on the business transferred from us to Hannover Re. On September 24, 2015, we entered into a Hannover Re Buyer Facility Agreement ("Buyer Facility Agreement") among Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE, Voya Financial, Inc. and SLDI. Under the Buyer Facility Agreement, the existing collateral, which had been provided by SLDI supporting the reserves on the Hannover Re block, was replaced by a $1.5 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of Security Life of Denver Insurance Company ("SLD"). Consequently, our financing expenses associated with collateral for reinsurance between SLD and SLDI covering individual reinsurance business have been eliminated and, therefore, we anticipate future savings.

In addition to the $3.2 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $47 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.2 billion of credit facilities were utilized as of December 31, 2017. As of December 31, 2017, the capacity of our unsecured and uncommitted credit facilities totaled $496 million and the capacity of our unsecured and committed credit facilities totaled $6.2 billion. We also have $205 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of December 31, 2017:

($ in millions)
Obligor / Applicant	Business Supported	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$2,250	$—	$2,250
SLDI	Retirement	Unsecured	Committed	01/24/2018	175	175	—
Voya Financial, Inc./ Langhorne I, LLC	Retirement	Unsecured	Committed	01/15/2019	500	—	500
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,525	1,292	233
Voya Financial, Inc.(1)	Individual Life	Secured	Committed	02/11/2021	195	195	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	328	97
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	295	270
Voya Financial, Inc. / SLDI (1)	Other	Unsecured	Uncommitted	04/20/2018	300	45	—
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	12/09/2021	195	161	34
Voya Financial, Inc.(1)	Hannover Re	Unsecured	Uncommitted	01/20/2022	195	168	—
Total					$6,872	$3,197	$3,384
(1) In addition to the Second Amendment, as of January 30, 2018, we entered into amendments to these credit facilities with the lenders thereunder. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of our actual net worth as of December 31, 2017 (as calculated in the manner set forth in the amendments) under each of these facility agreements. The minimum net worth amount may increase upon any future equity issuances by us or if the Transaction does not close.

Total fees associated with credit facilities, including our senior unsecured credit facility, for the years ended December 31, 2017, 2016 and 2015 were $50 million, $46 million and $89 million, respectively. The $4 million increase in expenses associated with credit facilities during the year ended December 31, 2017 is primarily attributed to the implementation of an affiliated reinsurance agreement at the end of 2016 which utilized letters of credit through July 2017.

The following summarizes the activity for our credit facilities for the year ended December 31, 2017.

•
Effective January 20, 2017, Voya Financial, Inc. and Voya Holdings entered into a $195 million letter of credit facility agreement with a third-party bank used to provide letters of credit associated with reinsurance treaties.

•
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

•
Effective October 13, 2017, Voya Financial, Inc. entered into an amendment to renew a $195 million letter of credit facility agreement with a third-party bank extending the expiration date of the facility from February 11, 2018 to February 11, 2021.

•
Effective January 24, 2018, SLDI and Voya Financial, Inc. entered into an amendment to renew a $175 million letter of credit facility agreement with a third-party bank increasing the commitment to $195 million and extending the expiration date of the facility from January 24, 2018 to January 24, 2021.

•	Effective January 18, 2018, a $500 million financing arrangement between Langhorne I, LLC, Voya Financial, Inc. and a third party was cancelled.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of December 31, 2017. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2021	$195	$195
Voya Financial, Inc. / SLDI	Note Facility	XXX	07/01/2037	1,525	1,292
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425	328
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565	295
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475	475
Voya Financial, Inc.	Credit Facility	XXX/AG38	12/09/2021	195	161
Total				$3,380	$2,746

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2018	$175	$175
Voya Financial, Inc./ Langhorne I, LLC	Trust Note	Stable Value	01/15/2019	500	—
Total				$675	$175

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$61	$61
Voya Financial, Inc.	LOC Facility	XXX/AG38	01/20/2022	195	168
Total				$256	$229

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of December 31, 2017, such facilities provided for up to $4.4 billion of capacity, of which $3.0 billion was utilized.

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

126

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV") to provide up to $565 million of statutory reserve financing through a trust note which matures December 31, 2028. At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $79 million of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and $45 million of capital to be maintained in Roaring River IV for a total of $124 million. This amount will vary over time based on a percentage of Roaring River IV in force life insurance. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85 million in support of its obligations associated with a credit facility arrangement supporting an affiliated reinsurance agreement. While the credit facility was cancelled effective January 18, 2018, this surplus maintenance agreement is effective until such time that the reinsurance is recaptured. The maximum potential obligations are not specified or applicable.

Voya Financial, Inc. and SLDI are parties to a LOC facility agreement with a third-party bank that provides up to $475 million of LOC capacity. SLDI has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $475 million, which obligations are guaranteed by Voya Financial, Inc. This agreement was entered into to facilitate collateral requirements supporting reinsurance. Voya Financial, Inc.’s guarantee obligations are effective for the duration of SLDI’s reimbursement obligations to the bank.

Roaring River, LLC ("Roaring River") is party to a LOC facility agreement with a third-party bank that provides up to $425 million of LOC capacity. Roaring River has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $425 million, which obligations are guaranteed by Voya Financial, Inc. This agreement and the related guarantee were entered into to facilitate collateral requirements supporting reinsurance. The guarantee is effective for the duration of Roaring River’s reimbursement obligations to the bank.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of December 31, 2017 is $21 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount Equitable Notes maturing in 2027 as well as $426 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300 million letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

Effective December 15, 2016, Voya Financial, Inc. entered into a $600 million guaranty agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower. This facility agreement was terminated on July 20, 2017.

Effective July 1, 2017, Voya Financial, Inc. entered into an agreement with its affiliate, SLDI and a third party whereby Voya Financial, Inc. guarantees certain reimbursement and fee payment obligations of SLDI as borrower.

Effective December 28, 2017 Voya Financial, Inc. and Voya Holdings entered into an agreement with VIAC in order to provide a joint and several guarantee of VIAC’s payment obligations as the issuer of certain surplus notes to affiliates of Voya Financial, Inc. The agreement provides for Voya and Voya Holdings to reimburse the applicable holder to the extent that any interest on, principal of, and any redemption payment with respect to such Surplus Note unpaid by VIAC on its scheduled date of payment as a result of certain payment restrictions under the terms of such Surplus Notes and applicable law, including that any such payments may only be made with the prior approval of the commissioner of insurance of the VIAC’s state of domicile.

Effective January 24, 2018, Voya entered into an agreement with a third party bank whereby Voya Financial, Inc. guarantees the payment obligations of SLDI as borrower under a credit facility agreement.

We did not recognize any asset or liability as of December 31, 2017 and 2016 in relation to intercompany indemnifications and support agreements. As of December 31, 2017 and 2016, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Securities Lending

We engage in securities lending whereby certain securities from our portfolio are loaned to other institutions for short periods of time. We have the right to approve any institution with whom the lending agent transacts on our behalf. Initial collateral, primarily cash, is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in short-term liquid assets on our behalf. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies us against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of December 31, 2017 and 2016, the fair value of loaned securities was $1,854 million and $1,133 million, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, collateral retained by the lending agent and invested in liquid assets on our behalf was $1,589 million and $425 million, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $1,589 million and $425 million, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

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

The carrying value of the securities pledged in dollar rolls and repurchase agreement transactions and the related repurchase obligation are included in Securities pledged and Short-term debt, respectively, on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, we did not have any securities pledged in dollar rolls or repurchase agreement transactions.

We also enter into reverse repurchase agreements. These transactions involve a purchase of securities and an agreement to sell substantially the same securities as those purchased. We require that, at all times during the term of the reverse repurchase agreements, cash or other collateral types provided is sufficient to allow the counterparty to fund substantially all of the cost of purchasing the replacement assets. As of December 31, 2017 and 2016, we did not have any securities pledged under reverse repurchase agreements.

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

FHLB

We are currently a member of the FHLB of Des Moines and the FHLB of Topeka and are required to maintain a collateral deposit to back any funding agreements issued by the FHLB. We have the ability to obtain funding from the FHLBs based on a percentage of the value of our assets and subject to the availability of eligible collateral. The limits across all programs are 30% of the total assets of the general and separate accounts of VIAC, 20% of the total assets of the general and separate accounts of RLI and potentially up to 40% of the total assets of the general account of SLD based on credit approval from FHLB of Topeka. Furthermore, collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, mortgage securities, commercial real estate and U.S. treasury securities are pledged to the FHLBs. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of assets are monitored and additional collateral is either pledged or released as needed.

Our maximum borrowing capacity for our continuing operations under these credit facilities was $9 billion as of December 31, 2017, and does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLBs' credit assessment. As of December 31, 2017 and 2016, we had $501 million and $300 million in non-putable funding agreements, respectively, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, we had assets with a market value of approximately $602 million and $405 million, respectively, which collateralized the FHLB funding agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of December 31, 2017, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $2.6 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of December 31, 2017, Voya Financial, Inc. had $418 million in outstanding borrowings from subsidiaries and had loaned $191 million to its subsidiaries.

Collateral - Derivative Contracts

Under the terms of our over-the-counter ("OTC") Derivative ISDA agreements, we may receive from, or deliver to, counterparties, collateral to assure that the terms of the International Swaps and Derivatives Association, Inc. ("ISDA") agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for us to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by us are the source of noncash collateral posted, which is reported in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017, we held $174 million and $73 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, we held $154 million and $234 million of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, we delivered $233.0 million of securities and held $38.0 million of securities as collateral. As of December 31, 2016, we delivered $276.0 million of securities and held $20.0 million of securities as collateral.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc. (Long-term Issuer Credit)	bbb+ (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Voya Financial, Inc. (Senior Unsecured Debt)(1)	bbb+ (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Voya Financial, Inc. (Junior Subordinated Debt)(2)	bbb- (4 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Voya Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	BBB- (4 of 9)
Short-term Issuer Credit Rating	NR*	NR	NR	NR
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A- (4 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating(3)	NR	A+	Baa1 (4 of 9)	A- (3 of 9)
* "NR" indicates not rated.
(1) $363 million, $337 million, $400 million, $500 million, $300 million and $400 million of our Senior Notes.
(2) $750 million of our Junior Subordinated Notes.
(3) $426 million of our Aetna Notes guaranteed by ING Group.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2016 through December 31, 2017 and subsequently through the date of this Annual Report on Form 10-K are as follows:

•	On December 21, 2017, in response to Voya Financial, Inc.’s announcement about the Transaction, rating agencies took the following ratings actions:

AM Best placed under review with developing implications the financial strength ratings of Voya Financial, Inc.’s life insurance subsidiaries. Concurrently, AM Best has placed under review with developing implications Voya Financial Inc.’s long-term issuer credit rating.

S&P lowered the financial strength rating of VIAC from A to BBB- with a developing outlook. Concurrently, S&P affirmed the financial strength ratings of Voya Financial, Inc.’s remaining life subsidiaries and the long-term issuer credit ratings of Voya Financial Inc. and Voya Holdings and revised the outlook on these ratings to positive from stable.

Fitch placed the insurer financial strength rating of VIAC on Rating Watch Negative. Concurrently Fitch affirmed the ratings for Voya Financial, Inc. and revised the outlook to negative from stable. Fitch affirmed the insurer financial strength ratings of Voya’s other life insurance subsidiaries with a stable outlook.

Moody’s placed the financial strength rating of VIAC on review for possible downgrade. Moody's affirmed with a stable outlook the senior unsecured debt rating of Voya Financial, Inc. and the financial strength ratings of Voya Financial, Inc.’s remaining life subsidiaries.

•	S&P, Moody’s, Fitch and AM Best rated the $400 million 3.125% senior unsecured notes due July 2024 BBB, Baa2, BBB and bbb+ respectively. All ratings were assigned a Stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of December 31, 2017, no increase in collateral requirements would result from a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of December 31, 2017, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual insurance subsidiary that entered into the reinsurance agreement. If the financial strength ratings of the relevant insurance subsidiary were downgraded in the future, counterparties to the credit facility agreements could in some cases demand collateralization, which could negatively impact overall liquidity. Based on the amount of reinsurance outstanding as of December 31, 2017 and December 31, 2016, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by approximately $21 million and $25 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Reinsurance

We have reinsurance treaties covering a portion of the mortality risks and guaranteed death and living benefits under our life insurance contracts. We remain liable to the extent our reinsurers do not meet their obligations under the reinsurance agreements.

We reinsure our business through a diversified group of well capitalized, highly rated reinsurers. We monitor trends in arbitration and any litigation outcomes with our reinsurers. Collectability of reinsurance balances are evaluated by monitoring ratings and evaluating the financial strength of our reinsurers. Large reinsurance recoverable balances with offshore or other non-accredited reinsurers are secured through various forms of collateral, including secured trusts, funds withheld accounts and irrevocable LOCs.

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

In 1998, in order to divest of a block of individual life business, we entered into an indemnity reinsurance agreement with a subsidiary of Lincoln, which established a trust to secure its obligations to us under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.5 billion and $1.6 billion as of December 31, 2017 and 2016, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

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

On November 19, 2008, an existing reinsurance agreement between SRUS and Ballantyne Re, concerning a portion of the business that was originally ceded to Scottish Re as part of the 2004 Transaction, was novated with the result that we were substituted for SRUS as the ceding company to Ballantyne Re and made the sole beneficiary of trust assets connected with the Ballantyne Re facility. The trust assets support the reserve requirements of the business transferred from SLD to Ballantyne Re. As of December 31, 2017, trust assets with a market value of $1.3 billion supported reserves of $251 million.

Effective January 1, 2009, we entered into the MPA with Scottish Re and Hannover Re such that Hannover Re acquired the individual life reinsurance business from Scottish Re. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $2.9 billion and $1.9 billion as of December 31, 2017 and 2016, respectively, is related to the reinsurance recoverable from Hannover Re under this reinsurance agreement. During the year ended December 31, 2017, we established a premium deficiency reserve of $591 million related to the business assumed which was recorded as an increase in Future policy benefits with a corresponding increase in Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets. As a result, the establishment of these premium deficiency reserves had no impact on the Consolidated Statements of Operations for the year ended December 31, 2017.

Effective October 1, 2014, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") for $448 million. We will continue to administer and service the policies. On October 1, 2014, there were $1.5 billion of statutory reserves on approximately $100 billion of in-force life insurance. As of December 31, 2017 and 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $542 million and $499 million, respectively.

Effective April 1, 2015, we disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $305 million (the "Second Quarter 2015 Reinsurance Transaction"). On April 1, 2015, there were $290 million of statutory reserves. In connection with this transaction, we recognized a non-operating loss, before income taxes, of $39 million primarily related to intent impairments of assets included in the transaction and other transactions costs in the Consolidated Statement of Operations. As of December 31, 2017 and December 31, 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $164 million and $198 million, respectively.

Effective October 1, 2015, we disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company. We will continue to administer and service the policies. On October 1, 2015, there were approximately $1.4 billion of statutory reserves on approximately $90.0 billion of in-force life insurance. During the year ended December 31, 2015, we recognized a non-operating loss, before income taxes, of $110 million, composed of $14 million in Other net realized capital gains on assets included in the transaction, $4 million related to intent impairments and $120 million of transaction and ongoing expenses in the Consolidated Statements of Operations. As of December 31, 2017 and December 31, 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $458 million and $452 million, respectively .

For additional information regarding our reinsurance recoverable balances, see Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A. of this Annual Report on Form 10-K.

Pension and Postretirement Plans

When contributing to our qualified retirement plans we will take into consideration the minimum and maximum amounts required by ERISA, the attained funding target percentage of the plan, the variable-rate premiums that may be required by the Pension Benefit Guaranty Corporation ("PBGC") and any funding relief that might be enacted by Congress. Contributions to our nonqualified plans and other postretirement and post-employment plans are funded from general assets of the respective sponsoring subsidiary company as benefits are paid.

For additional information on our pension and postretirement plan arrangements, see the Employee Benefit Arrangements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our business is conducted through operating subsidiaries. U.S. insurance laws and regulations regulate the payment of dividends and other distributions by our U.S. insurance subsidiaries to their respective parents. These restrictions are based in part on the prior year's statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts, or "extraordinary" dividends, are subject to approval by the insurance commissioner of the state of domicile of the insurance subsidiary proposing to pay the dividend. In addition, under the insurance laws of our principal insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota (these insurance subsidiaries, together with our insurance subsidiary domiciled in Colorado, are referred to collectively, as our "principal insurance subsidiaries"), no dividend or other distribution exceeding an amount equal to an insurance company’s earned surplus may be paid without the domiciliary insurance regulator’s prior approval. Our principal insurance subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2018. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of our Arizona captives of certain term life business in the fourth quarter of 2016, our principal insurance subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

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

The following table summarizes dividends permitted to be paid by our principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
($ in millions)	2018	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)(1)	$208	$279	$448
Voya Retirement Insurance and Annuity Company (CT)	158	266	364
Security Life of Denver Insurance Company (CO)	53	74	55
ReliaStar Life Insurance Company (MN)	—	—	—
(1) Due to the impending sale of VIAC, we do not expect VIAC to pay any ordinary dividends in 2018. The difference between the buyer's capital and statutory capital reflects the purchase price for VIAC and will represent either a capital contribution or extraordinary dividend upon closing.

The following table summarizes dividends and extraordinary distributions paid by each of the Company's principal insurance subsidiaries to Voya Financial, Inc. or Voya Holdings for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
($ in millions)	2017	2016	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$278	$373	$250	$—
Voya Retirement Insurance and Annuity Company (CT)	265	278	—	—
Security Life of Denver Insurance Company (CO)	73	54	—	—
ReliaStar Life Insurance Company (MN)	—	—	231	100

In May 2017, VIAC declared an extraordinary distribution of $250 million, subject to receipt of Iowa Division approval, and the condition to such regulatory approval was satisfied in July 2017. On July 5, 2017, VIAC reduced its cash flow testing reserves supporting CBVA by $250 million and on July 5, 2017, paid the $250 million extraordinary distribution out of the surplus generated by the cash flow testing reserve release. The proceeds of the VIAC extraordinary distribution ultimately were transferred as a capital contribution to Roaring River II, Inc. ("RRII"), one of our Arizona captives. RRII deposited the proceeds into a funds withheld trust at VIAC and VIAC established a corresponding funds withheld liability. Ultimately, these funds were used to rebalance the invested assets backing portions of the CBVA business liabilities reinsured to RRII. The cash flow testing reserve r elease, subsequent extraordinary distribution and capital contribution to RRII has a net zero impact on the Company's excess capital position as it shifted resources from the principal insurance subsidiary to the Arizona captive. In addition, it does not change the amount of assets supporting CBVA.

In May 2017, RLI declared an extraordinary distribution of $231 million, which was paid on June 29, 2017, following receipt of approval by the Minnesota Insurance Division.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

We may receive dividends from or contribute capital to our wholly owned non-life insurance subsidiaries such as broker-dealers, investment management entities and intermediate holding companies. For the years ended December 31, 2017 and 2016, dividends net of capital contributions received by Voya Financial, Inc. and Voya Holdings from non-life subsidiaries were $112 million and $190 million, respectively.

Statutory Capital and Risk-Based Capital of Principal Insurance Subsidiaries

Each of our wholly owned principal insurance subsidiaries is subject to minimum risk based capital ("RBC") requirements established by the insurance departments of their applicable state of domicile. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital ("TAC"), as defined by the NAIC, to RBC requirements, as defined by the NAIC. Each of our U.S. insurance subsidiaries exceeded the minimum RBC requirements that would require regulatory or corrective action for all periods presented herein. The Company’s estimated RBC ratio on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, was approximately 476% as of December 31, 2017. This amount reflects a reduction in capital due to tax reform of approximately $100 million. If the NAIC were to update the formula used to calculate the RBC ratio for the reduced corporate tax rates, we estimate the combined RBC ratio would be lower by 60 to 70 RBC percentage points.

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

The following table summarizes the statutory capital and surplus of our principal insurance subsidiaries as of the dates indicated:

	As of December 31,
($ in millions)	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$1,835	$1,906
Voya Retirement Insurance and Annuity Company (CT)	1,793	1,959
Security Life of Denver Insurance Company (CO)	950	897
ReliaStar Life Insurance Company (MN)	1,483	1,662

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

The following table summarizes the ratio of TAC to CAL on a combined basis primarily for our principal insurance subsidiaries, with adjustments for certain intercompany transactions, as of the dates indicated below:

($ in millions)			($ in millions)
As of December 31, 2017			As of December 31, 2016
CAL	TAC	Ratio	CAL	TAC	Ratio
$1,374	$6,538	476%	$1,373	$6,767	493%

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

As of December 31, 2017, VIAC had the following surplus notes ("the Surplus Notes") outstanding to its insurance company affiliates.

	Maturity	2017	2016
7.979% Security life of Denver Insurance Company, due 2029 (1)	12/07/2029	$35	$35
6.257% Security Life of Denver International Limited, due 2034 (1)	12/29/2034	50	50
6.257% ReliaStar Life Insurance Company, due 2034	12/29/2034	175	175
6.257% Voya Retirement Insurance and Annuity Company, due 2034	12/29/2034	175	175
(1) Under the Transaction, an affiliate of the buyer will purchase these surplus notes upon closing

As part of the restructuring associated with the MTA, effective December 28, 2017 Voya Financial, Inc. and Voya Holdings entered into an agreement with VIAC in order to provide a joint and several guarantee of VIAC’s payment obligations as the issuer of the Surplus Notes.  Accordingly, on January 9, 2018, Kroll Bond Rating Agency assigned a rating of BBB+, outlook Stable to the Surplus Notes.

Captive Reinsurance Subsidiaries

Our captive reinsurance subsidiaries provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity and reserve requirements. Each of our captive reinsurance subsidiaries, that is domiciled in Missouri, is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $623 million and $577 million as of December 31, 2017 and 2016, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $398 million and $352 million as of December 31, 2017 and 2016, respectively.

Our Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements including the living benefit guarantees under the Company's CBVA business. Arizona state insurance statutes and regulations require our Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on our Arizona captives Shareholder's equity as of December 31, 2017 and 2016. In addition, our Arizona captives obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $451 million and $441 million as of December 31, 2017 and 2016, respectively, but has no effect on our Consolidated total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves. Additionally, RRII has obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of business from a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. net of related federal income taxes, as a separate component of Shareholder's equity. The effect of the permitted practice was to increase RRII's Shareholder's equity by $2,761 million and $2,467 million as of December 31, 2017 and 2016, respectively, but has no effect on SLDI or our Consolidated total shareholders' equity. In conjunction with the Transaction disclosed in the Business Held for Sale and Discontinued Operations Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, the reinsurance treaty assumed by RRII is expected to be recaptured in 2018 and the associated liability will be released through RRII net income. At that time, the permitted practice will no longer be in effect.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, our Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. Our Arizona captives did not make any dividend payments in 2017.

Uncertainties associated with our continued use of affiliated captive reinsurance subsidiaries and our Arizona captives are primarily related to potential regulatory changes. In 2014, the NAIC considered a proposal to require states to apply NAIC accreditation standards, applicable to traditional insurers, to captive reinsurers. In 2015, the NAIC adopted such a proposal, in the form of a revised preamble to the NAIC accreditation standards ("the Standard"), with an effective date of January 1, 2016 for application of the Standard to captives that assume XXX or AXXX business. Under the Standard, a state will be deemed in compliance as it relates to XXX and AXXX captives if the applicable reinsurance transaction satisfies Actuarial Guideline 48. In addition, the Standard applies prospectively, so that XXX and AXXX captives will not be subject to the Standard if reinsured policies were issued prior to January 1, 2015 and ceded so that they were part of a reinsurance arrangement as of December 31, 2014. The NAIC left for future action application of the Standard to captives that assume variable annuity business. As drafted, it appears that the Standard would apply to our Arizona captives.
At various time in the past several years, the NAIC has indicated that it might pursue changes to the current reserve and capital framework that applies to insurers, including several of our Insurance Subsidiaries, who write or reinsure variable annuity ("VA") policies. Since 2015, the NAIC's Variable Annuities Issues Working Group ("VAIWG") has been considering general proposals for VA reserve and capital reform that would create more uniformity in VA reserving practices and reduce incentives for the use of captive reinsurance for VA business. These proposals, if adopted, could change the reserves and capital we are required to hold with respect to VA business, particularly in our CBVA business.

During 2016 VAIWG engaged Oliver Wyman ("OW") to conduct an initial quantitative impact study ("QISI") involving industry participants including Voya Financial, of possible revisions to the current VA reserve and capital framework. In late 2016, OW provided the VAIWG a QIS1 report that included preliminary findings and recommended a second quantitative impact study be conducted so that testing can inform the proper calibration for certain conceptual and/or preliminary parameters set out in the QIS1 report. The second quantitative impact study ("QIS2") began in February 2017 and OW provided the VAIWG a QIS2 report in late 2107. The NAIC deliberations on QIS2 results and proposed VA reserve and capital reforms began during the fourth quarter of 2017. It is unlikely that any changes adopted by the NAIC would be effective prior to 2019, although timing remains uncertain.

The outcome of QIS2, and the parameters of any VA reserve and capital reform to be proposed by OW or adopted by the VAIWG, is uncertain at this time. Certain proposals under consideration as part of QIS2, if adopted as a component of any final VA reserve and capital reform, could negatively impact VA reserve and capital calculations for our CBVA business and potentially result in increased collateral requirements at RRII, our Arizona captive that reinsures CBVA living benefit guarantees. It is possible that any negative impacts to statutory reserves or rating agency capital requirements as a result of VA reserve and capital reform could be material to our capital position. If we are required to increase reserves or collateral, we believe it is likely that such increases would be subject to a multiyear grade-in period. At the present time, we cannot predict what, if any, of these proposals, may become part of any VA framework reform proposal or what impact any final VAIWG VA framework reform would have on our CBVA reserves, capital or captive collateralization requirements.

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

For our continuing business, as of December 31, 2017, we had off-balance sheet commitments to acquire mortgage loans of $369 million and purchase limited partnerships and private placement investments of $1,212 million, of which $325 million related to consolidated investment entities. For our businesses held for sale, as of December 31, 2017, we had off-balance sheet commitments to acquire mortgage loans of $202 million and purchase limited partnerships and private placement investments of $400 million.

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Consolidated Balance Sheets. As of December 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $308 million. As of December 31, 2016, the fair value of securities retained as collateral by the lending agent on our behalf was $743 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

During 2015, we entered into a put option agreement with a Delaware trust that gives Voya Financial, Inc. the right, at any time over a 10-year period, to issue up to $500 million of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In return, we agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. See the Financing Agreements Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for more information on this put option agreement.

Aggregate Contractual Obligations

As of December 31, 2017, we had certain contractual obligations due over a period of time as summarized in the following table. The estimated payments reflected in this table are based on our estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those presented in the table.

($ in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations of continuing business:
Purchase obligations(1)	$1,581	$1,491	$88	$2	$—
Reserves for insurance obligations(2)(3)	91,384	4,403	7,300	7,331	72,350
Retirement and other plans(4)	1,637	138	292	313	894
Short-term and long-term debt obligations(5)	7,224	508	327	327	6,062
Operating leases(6)	165	29	51	46	39
Securities lending and repurchase agreements(7)	1,897	1,897	—	—	—
Total(8)	$103,888	$8,466	$8,058	$8,019	$79,345

Contractual Obligations of businesses held for sale:
Purchase obligations(1)	602	548	53	1	—
Reserves for insurance obligations(2)	33,710	2,715	4,897	4,783	21,315
Securities lending and repurchase agreements(7)	861	861	—	—	—
Total(8)	$35,173	$4,124	$4,950	$4,784	$21,315
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
(2) Reserves for insurance obligations consist of amounts required to meet our future obligations for future policy benefits and contract owner account balances. Amounts presented in the table represent estimated cash payments under such contracts, including significant assumptions related to the receipt of future premiums, mortality, morbidity, lapse, renewal, retirement, disability and annuitization comparable with actual experience. These assumptions also include market growth and interest crediting consistent with assumptions used in amortizing DAC. Estimated cash payments are undiscounted for the time value of money. Accordingly, the sum of cash flows presented of $91.4 billion significantly exceeds the sum of Future policy benefits and Contract owner account balances of $65.8 billion recorded on our Consolidated Balance Sheets as of December 31, 2017. Estimated cash payments are also presented gross of reinsurance. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
(3) Contractual obligations related to certain closed blocks, with reserves in the amount of $5.4 billion, have been excluded from the table because the blocks were divested through reinsurance contracts and collateral is provided by third parties that is accessible by us. Although we are not relieved of legal liability to the contract holder for these closed blocks, third-party collateral of $9 billion has been provided for the payment of the related insurance obligations. The sufficiency of collateral held for any individual block may vary.
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
(7) Payables under securities loan agreements including collateral held represent the liability to return collateral received from counterparties under securities lending agreements. Securities lending agreements include provisions which permit us to call back securities with minimal notice and accordingly, the payable is classified as having a term of less than 1 year. Additionally, Securities lending agreements include non-cash collateral of $308 million. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information concerning Securities lending agreements.
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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Estimated loss on businesses held for sale;

•	Reserves for future policy benefits;

•	DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note and the Business Held for Sale and Discontinued Operations Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

Estimated loss on businesses held for sale

On December 20, 2017, we entered into a MTA with VA Capital and Athene pursuant to which Venerable, a wholly owned subsidiary of VA Capital, will acquire two of our subsidiaries, VIAC and DSL, and will result in the disposition of substantially all of our Closed Block Variable Annuity and Annuities businesses. We have determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the business held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with the Transaction, we recorded an estimated loss on sale, net of tax, of $2,423 million in the fourth quarter of 2017. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place during the second or third quarter of 2018. For additional information on the Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of this Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Consolidated Financial Statements.

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

140

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

Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on our estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 8.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" below for premium deficiency reserves established during 2017 and 2016.

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

GMWBL, GMWB, GMAB, FIA, IUL, Stabilizer and MCG: We also issue certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing GMWBL, GMWB, and GMAB features and FIA, IUL,and Stabilizer contracts. The managed custody guarantee product ("MCG") is a stand-alone derivative and is measured in its entirety at estimated fair value.

At inception of the GMWBL, GMWB, and GMAB contracts, we project a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After inception, the estimated fair value of the GMWBL, GMWB, and GMAB is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees require the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, we project a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The liabilities for the GMWBL, GMWB, GMAB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for our GMWBL, GMWB, and GMAB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). Our nonperformance risk adjustment is based on a blend of observable, similarly rated peer holding company credit default swap ("CDS") spreads, adjusted to reflect the credit quality of our individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the priority of policyholder claims. The table below presents the increase (decrease) to the fair value of these liabilities due to the nonperformance risk adjustment and the gain (loss) due to nonperformance risk as of and for the periods indicated:

($ in millions)	Nonperformance Risk Adjustment			Gain (Loss) due to Nonperformance Risk
	As of December 31,			For the year ended December 31,
	2017(2)	2016(2)	2015(2)	2017	2016	2015
Continuing Business:
GMWBL /GMWB / GMAB(1)	$(6)	$(10)	$(9)	$(4)	$1	$—
IUL(1)	(1)	(1)	(1)	—	—	1
Stabilizer(1)	(15)	(32)	(25)	(17)	7	6
Total	$(22)	$(43)	$(35)	$(21)	$8	$7
Discontinued Operations:
FIA(1)	(143)	(169)	(101)	(26)	68	(3)
GMWBL /GMWB / GMAB(1)	$(482)	$(766)	$(691)	(284)	$75	$71
Total	$(625)	$(935)	$(792)	$(310)	$143	$68
(1) GMWBL, GMWB and GMAB are features related to products within the CBVA business, FIAs are products within the Annuities business, IULs and Stabilizer are products offered within the Individual Life and Retirement segments.
(2) Represents reduction to liabilities.

The unfavorable change as of December 31, 2017 is primarily due to unfavorable changes in observable credit spreads partially offset by increases in associated reserves due to model changes and changes in capital markets. The favorable change as of December 31, 2016 is primarily due to favorable changes in observable credit spreads partially offset by decreases in associated reserves due to model changes and changes in capital markets. The favorable change as of December 31, 2015 is primarily due to the increases in observable credit spreads and an increase in the associated reserves.

Universal and Variable Life: Reserves for UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees are calculated by estimating the expected value of death benefits payable and recognizing those benefits ratably over the accumulation period based on total expected assessments. The reserve for such products recognizes the portion of contract assessments received in early years used to compensate us for benefits provided in later years. Assumptions used, such as the interest rate, lapse rate and mortality, are consistent with assumptions used in estimating gross profits for purposes of amortizing DAC.

Assumptions and Periodic Review

We have only minimal experience regarding the long-term implications of policyholder behavior for our GMIB and, as a result, future experience could lead to significant changes in our assumptions. Our GMIB contracts, most of which were issued during the period from 2004 to 2006, have a ten-year waiting period before annuitization is available. These contracts first became eligible to annuitize during the period from 2014 through 2016, but contain significant incentives to delay annuitization beyond the first eligibility date. In recent years, we have made several surrender and income enhancement offers to holders of particular series of GMIB contracts, under which policyholders were offered an incentive to surrender their contract or annuitize prior to the end of the waiting period, and we have waived the remaining waiting period on these GMIB contracts. As a result, although we have increased experience on policyholder behavior for the first opportunity to annuitize, including from the acceptance rates of the surrender and income enhancement offers, we continue to have only a statistically small sample of experience used to set annuitization rates beyond the maximum rollup period. Therefore, we anticipate that observable experience data will become statistically credible later in this decade, when a large volume of GMIB benefits begin to reach their maximum rollup period over the period from 2019 to 2022.

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
We also make estimates of expected lapse rates, which represent the probability that a policy will not remain in force from one period to the next, for CBVA contracts. Lapse rates of our variable annuity contracts may be significantly impacted by the value of guaranteed minimum benefits relative to the value of the underlying separate accounts (account value or account balance). In general, policies with guarantees that are "in the money" are assumed to be less likely to lapse. Conversely, "out of the money" guarantees are assumed to be more likely to lapse as the policyholder has less incentive to retain the policy. Lapse rates could also be adversely affected generally by developments that affect customer perception of us.
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

During the third quarters of 2017, 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs. The following results of annual review of assumptions for 2017, 2016 and 2015, are mostly related to CBVA contracts classified as discontinued operations, and include insignificant amounts related to the retained CBVA business classified as continuing operations.

In our most recent annual review of assumptions related to our CBVA contracts in the third quarter of 2017, annual assumption changes and revisions to projection model inputs resulted in a gain of $373 million. This $373 million gain included a favorable $257 million as a result of updates made to assumptions principally related to mortality, volatility, and discount rates applicable to future cash flows from variable annuity contracts. This gain also included $116 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization on GMWBL contracts and favorable updates to annuitizations on GMIB contracts, partially offset by an unfavorable update to lapse rates.

Annual assumption changes and revisions to projection model inputs implemented during 2016 resulted in a loss of $95 million. This $95 million loss included an unfavorable $250 million as a result of updates made to assumptions principally related to expected earned rates on certain investment options available to variable annuity contract owners, and discount rates applicable to future cash flows from variable annuity contracts. This loss was partially offset by $155 million of favorable policyholder behavior assumption changes, driven by a favorable update to utilization rates on GMWBL contracts, partially offset by an unfavorable update to lapse rates.

Annual assumption changes and revisions to projection model inputs implemented during 2015 resulted in a loss of $86 million. This $86 million loss included an unfavorable $43 million resulting from policyholder behavior assumption changes primarily related to an update to lapse assumptions, partially offset by a favorable $27 million resulting from changes to mortality assumptions. The loss also included an unfavorable $70 million as a result of updates we made to other assumptions, principally relating to expected earned rates on certain investment options available to variable annuity contract owners, discount rates applicable to future cash flows from variable annuity contracts and long-term volatility.

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

Collectively, we refer to DAC, VOBA, DSI and URR as "DAC/VOBA and other intangibles". See the Deferred Policy Acquisition Costs and Value of Business Acquired Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on DAC/VOBA and other intangibles.

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

We amortize DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts, except for deferred annuity contracts within the CBVA business, over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). If the update of assumptions causes estimated gross profits to increase, DAC and VOBA amortization will decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes estimated gross profits to decrease. We amortize the DSI and URR over the estimated lives of the related contracts using the same methodology and assumptions used to amortize DAC. For deferred annuity contracts within the CBVA business, we amortize DAC/VOBA and DSI in relation to the emergence of estimated gross revenue.

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

During the year ended December 31, 2017, as a result of the held for sale classification of substantially all of the Annuities and CBVA businesses discussed above, we have evaluated and redefined our contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves for the Retained Business of $43 million, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheets.

During the year ended December 31, 2016, for our continued operations, our reviews resulted in loss recognition of $8 million, before income taxes, of which $7 million was recorded to Net amortization of DAC/VOBA in the Consolidated Statements of Operations, with a corresponding decrease to Deferred policy acquisition costs and Value of business acquired on the Consolidated Balance Sheets. The remaining loss recognition of $1 million was related to the establishment of premium deficiency reserves, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheets.

During the year ended December 31, 2016, for our discontinued operations, our reviews resulted in loss recognition of $313 million, before income taxes, of which $78 million and $19 million were related to DAC/VOBA and Sales Inducements, respectively and reported as a loss in Income (loss) from discontinued operations, net of tax, with a corresponding decrease to Assets held for sale on the Consolidated Balance Sheets. The loss recognition also included the establishment of $216 million of premium deficiency reserves related to the continued decline in earned rates in the current interest rate environment, which was reported as a loss in Income (loss) from discontinued operations, net of tax, with a corresponding increase in Liabilities held for sale on the Consolidated Balance Sheets.

There was no loss recognition for the year ended December 31 2015.

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

We include the impact of the change in value of the embedded derivative associated with the FIA and IUL contracts in gross profits for purposes of determining DAC amortization. When performing loss recognition testing on the GMWBL, GMWB, and GMAB contracts, we include the change in value of the associated embedded derivatives in gross profits. In addition, we utilize the Variable Annuity Hedge Program to mitigate the exposure of our CBVA business to adverse capital market results and economic downturns and seek to ensure that the required assets are available to satisfy future death and living benefit guarantees. In general, our Variable Annuity Hedge Program generates gains and losses that mitigate our exposure to these guarantees. As our hedging program does not explicitly hedge the U.S. GAAP liability, we typically experience "breakage", or a difference between the change in the U.S. GAAP liability and the change in the corresponding derivative instrument. We include the impact of our hedging activities supporting our death and living benefit guarantees in gross profits when performing loss recognition testing.

During the third quarter of 2017, 2016 and 2015, we conducted our annual review of assumptions, including projection model inputs, and made a number of changes to our assumptions which impacted the results of our segments reflected in Income (loss) from continuing operations. The following are the impacts of assumption changes on our continuing operations during 2017, 2016 and 2015.

During the third quarter of 2017, the impact of assumption changes on our results from continuing operations resulted in a loss of $189 million, all of which was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking.

During the third quarter of 2016, the impact of assumption changes on our results from continuing operations were a loss of $228 million, of which $191 million was included in Adjusted operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $37 million mainly reflects unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives.

During the third quarter of 2015, the impact of assumption changes on our results from continuing operations were a loss of $82 million, of which $64 million was included in Adjusted operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $18 million mainly reflects net unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives.

During the third quarter of 2017 and 2016, the impact of assumption changes related to our Annuities businesses and reported in discontinued operations was immaterial, For the third quarter of 2015, the impact of assumption changes related to our Annuities business reported in discontinued operations was $47 million and reflected unfavorable DAC/VOBA and other intangibles unlocking partially offset by favorable changes related to FIA policyholder behavior. This amount included insignificant amounts related to Retained Business classified as continuing operations.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. The following table presents the estimated instantaneous net impact to income from continuing and discontinued operations of various assumption changes on our DAC/VOBA and other intangible balances and the impact on related reserves for future policy benefits and reinsurance. The effects are not representative of the aggregate impacts that could result if a combination of such changes to equity markets, interest rates and other assumptions occurred.

($ in millions)	As of December 31, 2017
	Continuing Business	Discontinued Operations (1)	Total
Decrease in long-term equity rate of return assumption by 100 basis points	$(33)	$(159)	$(192)
A change to the long-term interest rate assumption of -50 basis points	(56)	(124)	(180)
A change to the long-term interest rate assumption of +50 basis points	32	113	145
An assumed increase in future mortality by 1%	(16)	(5)	(21)
(1) Includes insignificant impacts from assumption changes related to Retained Business.

We generally assume that the rate of return on fixed income investments backing CBVA contracts moves in a manner correlated with changes to our assumed long-term rate of return. Furthermore, assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.

Lower assumed equity rates of return, lower assumed interest rates, increased assumed future mortality and decreased equity market values generally decrease DAC/VOBA and other intangibles and increase future policy benefits, thus decreasing income before income taxes. Higher assumed interest rates generally increase DAC/VOBA and other intangibles and decrease future policy benefits, thus increasing income before income taxes.

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

We also have investments in certain fixed maturities and have issued certain universal life-type and annuity products that contain embedded derivatives for which fair value is at least partially determined by levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets, or credit ratings/spreads. The fair values of these embedded derivatives are determined using prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. For additional information regarding the valuation of and significant assumptions associated with embedded derivatives and stand-alone derivatives associated with certain universal life-type and annuity contracts, see "Reserves for Future Policy Benefits" above.

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

The deferred tax valuation allowance was approximately $653 million and $964 million as of December 31, 2017 and 2016, respectively. Pursuant to U.S. GAAP, we do not specifically identify the valuation allowance with individual categories. However, we estimate that approximately $453 million as of December 31, 2017 and $765 million as of December 31, 2016 were related to federal net operating and capital losses. The remaining balances of approximately $200 million in each period, were attributable to various items, including state taxes and other deferred tax assets.

As of December 31, 2017, we have recognized $73 million deferred tax assets based on tax planning strategies related to unrealized gains on investment assets. These tax planning strategies support recognition of deferred tax assets, which have been provided on deductible temporary differences. Future changes, such as interest rate movements, could adversely impact such tax planning strategies. To the extent unrealized gains decrease or to the extent loss utilization is limited, the tax benefit will likely be reduced by increasing the tax valuation allowance.

For further information on our income taxes see the Income Taxes Note to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2017, we had approximately $4.4 billion of federal net operating loss carryforwards and $30 million of capital loss carryforwards, which expire as follows (the deferred tax asset and offsetting valuation allowances, if any, are also presented).

($ in millions)
Expiration	Life Ordinary Loss	Non-Life Ordinary Losses	Life Capital Losses	Non-Life Capital Losses	Total Carryforward
2018	—	(5)	—	(2)	(7)
2019	—	(8)	—	(27)	(35)
2020	—	(25)	—	(1)	(26)
2021	—	(59)	—	—	(59)
2022	—	(7)	—	—	(7)
2023	—	(89)	—	—	(89)
2024	—	—	—	—	—
2025	—	(510)	—	—	(510)
2026	—	(355)	—	—	(355)
2027	—	(168)	—	—	(168)
2028	(44)	(214)	—	—	(258)
2029	—	(412)	—	—	(412)
2030	—	(379)	—	—	(379)
2031	(614)	(59)	—	—	(673)
2032	(258)	(131)	—	—	(389)
2033	—	(167)	—	—	(167)
2034	—	(478)	—	—	(478)
2035	—	(197)	—	—	(197)
2036	—	(189)	—	—	(189)
2037	$—	(42)	$—	—	(42)
Total losses	$(916)	$(3,494)	$—	$(30)	$(4,440)

Gross deferred tax asset	$192	$734	$—	$6	$932
Valuation allowance	9	438	—	6	453
Deferred tax asset on losses	$183	$296	$—	$—	$479

During the three months ended March 31, 2014, we had an ownership change—generally defined as when the ownership of a company, or its parent, changes by more than 50% (measured by value) on a cumulative basis in any three year period ("Section 382 event"). The deferred tax asset and the valuation allowance did not change as a result of the IRC Section 382 event. As part of our participation in the IRS's Compliance Assurance Process ("CAP"), in December 2014, we entered into an IA with the IRS relating to the IRC Section 382 calculation of the annual limitation on the use of certain of the Company's federal tax attributes that will apply as a consequence of the Section 382 event. Under the IA, this annual limitation is estimated to be (i) approximately $520 million per year through 2018, plus certain capital gains and (ii) $450 million per year for the 2019 and subsequent tax years. To the extent the annual limitation is not met within any one year, the excess will be available in subsequent years. The annual limitation under the IA will apply to an amount estimated to be not greater than approximately $2.9 billion of the Company's federal tax attributes related to net operating losses and capital losses and approximately $270 million related to tax credits. As with IAs entered into under the CAP, the matters addressed by the IA may be revisited by the IRS in connection with a tax audit or other examination or inquiry of the Company's tax position.

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

As discussed above, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

We have relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credits carryforward. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.

Pursuant to SAB 118, the Company estimates that Tax Reform resulted in a one-time reduction in our net deferred tax asset position of $679 million as of December 31, 2017.  This reduction is substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future.  This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI").  Exclusive of the AOCI amount, the reduction in our deferred tax asset position is estimated at $1.0 billion. The impact of the $679 million reduction in deferred tax assets, which includes a $146 million reduction in deferred tax assets associated with assets held for sale, is reflected in income from continuing operations, decreasing our earnings for the fourth quarter and year ended December 31, 2017. The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. The Company is currently evaluating this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. For additional information, see the Business, Basis of Presentation and Significant Accounting Policies Note, Future Adoption of Accounting Pronouncements section, to our accompanying Consolidated Financial Statements.

We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications in, or guidance related to, Tax Reform.

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

Employee Benefits Plans

We sponsor defined benefit pension and other postretirement benefit plans covering eligible employees, sales representatives and other individuals. The net periodic benefit cost and projected benefit obligations are calculated based on assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and health care cost trend rates. These assumptions require considerable judgment, are subject to considerable variability and are established using our best estimate. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. Differences between the expected return and the actual return on plan assets and other actuarial changes, which could be significant, are immediately recognized in the Consolidated Statements of Operations, generally in the fourth quarter.

The table below illustrates the breakdown of the net actuarial (gains) losses related to pension and other postretirement benefit obligations recognized within Operating expenses in our Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized ($ in millions)	2017	2016	2015
Discount Rate	$196	$69	$(133)
Asset Returns	(142)	24	123
Mortality Table Assumptions	(14)	(22)	(32)
Demographic Data and other	(25)	(16)	(21)
Total Net Actuarial (Gain)/Loss Recognized	$15	$55	$(63)

For the year ended December 31, 2017, we decreased our pension and other postretirement benefit plans discount rate by 0.70%, and 0.91%, respectively, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $196 million. This decrease in the discount rate was driven by a decrease in corporate AA spreads of approximately 0.31% and a decrease in 30-year Treasury yields. For the year ended December 31, 2016, we decreased our pension and other postretirement benefit plans discount rate by 0.26%, resulting in an increase in our benefit obligations and a corresponding actuarial loss of $69 million. This decrease in the discount rate was driven by a decrease in corporate AA spreads, partially offset by an increase in 30-year Treasury yields.

Our expected long-term rate of return on our Voya Retirement Plan (the "Retirement Plan") assets was 7.5% for 2017 and 2016. Our expected return on plan assets is calculated using 30-year forward looking assumptions based on the long-term target asset allocation. In 2017, the actual return on our Retirement Plan assets was approximately 17.4%, resulting in an actuarial gain of $142 million. In 2016, the actual return on our Retirement Plan assets was approximately 6.8%, resulting in an actuarial loss of $24 million.

On an annual basis, the Society of Actuaries ("SOA") releases new mortality improvement projection scales (MP-2017). This projection scale is applied to the base table (RP-2014), which can be used in the valuations of pension and postretirement plans. In reviewing our own plans' mortality experience and the new tables produced by the SOA, we changed our assumption of our base table as of December 31, 2014 from the RP-2000 blended table utilizing Scale AA to project mortality improvements to the RP-2014 White Collar table utilizing MP-2014 to project mortality improvements. During calendar year 2017, the SOA released new mortality improvement projection scales (MP-2017) that projected a lower rate of mortality improvement than what was issued in 2014. This change lowered our total benefit liability by approximately 0.7% in 2017 and 1.0% in 2016. Changes in mortality assumptions in 2017 and 2016 contributed $(14) million and $(22) million, respectively, to the net actuarial loss.

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

The discount rates are based on current market information provided by plan actuaries. The discount rate modeling process involves selecting a portfolio of high quality, non-callable bonds that will match the cash flows of the defined benefit pension and other postretirement benefit plans. The weighted average discount rate in 2017 for the net periodic benefit cost was 4.55%. The discount rates in 2017 for the benefit obligation of our pension and other postretirement benefit plans were 3.85% and 3.64%, respectively.

As of December 31, 2017, the sensitivities of the effect of a change in the discount rate are as presented below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)	Increase (Decrease) in Net Periodic Benefit Cost-Other Postretirement Benefits(1)
Increase in discount rate by 100 basis points	$(260)	$(1)
Decrease in discount rate by 100 basis points	323	2
(1) Represents the estimate of actuarial gains (losses) that would be recognized immediately through operating expenses.

($ in millions)	Increase (Decrease) in Pension Benefit Obligation	Increase (Decrease) in Accumulated Postretirement Benefit Obligation
Increase in discount rate by 100 basis points	$(260)	$(1)
Decrease in discount rate by 100 basis points	323	2

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

The expected rate of return for 2017 was 7.5%, net of expenses, for the Retirement Plan. The expected rate of return assumption is only applicable to the Retirement Plan as assets are not held by any of the other pension and other postretirement plans.

As of December 31, 2017, the effect of a change in the actual rate of return on the net periodic benefit cost is presented in the table below:

($ in millions)	Increase (Decrease) in Net Periodic Benefit Cost-Pension Plans(1)
Increase in actual rate of return by 100 basis points	$(15)
Decrease in actual rate of return by 100 basis points	15
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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	December 31, 2017		December 31, 2016
($ in millions)	Carrying Value	%	Carrying Value	%
Fixed maturities, available-for-sale, excluding securities pledged	$48,329	73.1%	$47,394	74.4%
Fixed maturities, at fair value using the fair value option	3,018	4.6%	3,065	4.8%
Equity securities, available-for-sale	380	0.6%	258	0.4%
Short-term investments(1)	471	0.7%	391	0.6%
Mortgage loans on real estate	8,686	13.0%	8,003	12.5%
Policy loans	1,888	2.9%	1,943	3.0%
Limited partnerships/corporations	784	1.2%	536	0.8%
Derivatives	397	0.6%	737	1.2%
Other investments	47	0.1%	47	0.1%
Securities pledged	2,087	3.2%	1,409	2.2%
Total investments	$66,087	100.0%	$63,783	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector, as of the dates indicated:

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,047	4.2%	$2,522	4.7%
U.S. Government agencies and authorities	223	0.5%	275	0.5%
State, municipalities and political subdivisions	1,856	3.8%	1,913	3.6%
U.S. corporate public securities	20,857	42.3%	23,258	43.4%
U.S. corporate private securities	5,628	11.4%	5,833	10.9%
Foreign corporate public securities and foreign governments(1)	5,241	10.7%	5,716	10.7%
Foreign corporate private securities(1)	4,974	10.1%	5,161	9.7%
Residential mortgage-backed securities	4,247	8.6%	4,524	8.5%
Commercial mortgage-backed securities	2,646	5.4%	2,704	5.1%
Other asset-backed securities	1,488	3.0%	1,528	2.9%
Total fixed maturities, including securities pledged	$49,207	100.0%	$53,434	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2016
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,150	4.4%	$2,555	4.9%
U.S. Government agencies and authorities	227	0.5%	268	0.5%
State, municipalities and political subdivisions	1,647	3.4%	1,631	3.1%
U.S. corporate public securities	21,873	44.6%	23,417	45.2%
U.S. corporate private securities	5,076	10.3%	5,137	9.9%
Foreign corporate public securities and foreign governments(1)	5,161	10.5%	5,385	10.5%
Foreign corporate private securities(1)	4,954	10.1%	5,108	9.8%
Residential mortgage-backed securities	4,565	9.3%	4,878	9.4%
Commercial mortgage-backed securities	2,320	4.7%	2,355	4.5%
Other asset-backed securities	1,096	2.2%	1,134	2.2%
Total fixed maturities, including securities pledged	$49,069	100.0%	$51,868	100.0%
(1) Primarily U.S. dollar denominated.

As of December 31, 2017, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

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

Information about certain of our fixed maturity securities holdings by the NAIC designation is set forth in the following tables. Corresponding rating agency designation does not directly translate into NAIC designation, but represents our best estimate of comparable ratings from rating agencies, including Moody's, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used. As of December 31, 2017 and 2016, the weighted average NAIC quality rating of our fixed maturities portfolio was 1.5.

The fixed maturities in our portfolio are generally rated by external rating agencies and, if not externally rated, are rated by us on a basis similar to that used by the rating agencies. As of December 31, 2017 and 2016, the weighted average quality rating of our fixed maturities portfolio was A. Ratings are derived from three ARO ratings and are applied as follows, based on the number of agency ratings received:

• when three ratings are received then the middle rating is applied;
• when two ratings are received then the lower rating is applied;
• when a single rating is received, the ARO rating is applied; and
• when ratings are unavailable then an internal rating is applied.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	275	—	—	—	—	—	275
State, municipalities and political subdivisions	1,764	146	1	—	—	2	1,913
U.S. corporate public securities	12,241	9,923	793	297	4	—	23,258
U.S. corporate private securities	2,531	3,027	145	130	—	—	5,833
Foreign corporate public securities and foreign governments(1)	2,391	2,819	445	48	13	—	5,716
Foreign corporate private securities(1)	831	3,822	474	27	3	4	5,161
Residential mortgage-backed securities	4,385	33	13	7	13	73	4,524
Commercial mortgage-backed securities	2,676	28	—	—	—	—	2,704
Other asset-backed securities	1,326	149	18	3	—	32	1,528
Total fixed maturities	$30,942	$19,947	$1,889	$512	$33	$111	$53,434
% of Fair Value	57.9%	37.3%	3.5%	1.0%	0.1%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,555	$—	$—	$—	$—	$—	$2,555
U.S. Government agencies and authorities	268	—	—	—	—	—	268
State, municipalities and political subdivisions	1,530	99	1	—	—	1	1,631
U.S. corporate public securities	12,366	9,904	904	201	30	12	23,417
U.S. corporate private securities	2,530	2,354	166	79	5	3	5,137
Foreign corporate public securities and foreign governments(1)	2,420	2,418	438	90	19	—	5,385
Foreign corporate private securities(1)	795	3,882	414	7	3	7	5,108
Residential mortgage-backed securities	4,729	9	28	8	14	90	4,878
Commercial mortgage-backed securities	2,355	—	—	—	—	—	2,355
Other asset-backed securities	1,019	73	12	3	—	27	1,134
Total fixed maturities	$30,567	$18,739	$1,963	$388	$71	$140	$51,868
% of Fair Value	58.9%	36.1%	3.8%	0.8%	0.1%	0.3%	100.0%
(1) Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using ARO ratings as of the dates indicated:

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	266	9	—	—	—	275
State, municipalities and political subdivisions	169	1,095	500	146	3	1,913
U.S. corporate public securities	307	1,378	10,556	9,924	1,093	23,258
U.S. corporate private securities	189	273	2,206	2,843	322	5,833
Foreign corporate public securities and foreign governments(1)	77	476	1,838	2,819	506	5,716
Foreign corporate private securities(1)	—	—	826	4,107	228	5,161
Residential mortgage-backed securities	3,240	20	76	40	1,148	4,524
Commercial mortgage-backed securities	2,069	217	217	140	61	2,704
Other asset-backed securities	863	143	110	185	227	1,528
Total fixed maturities	$9,702	$3,611	$16,329	$20,204	$3,588	$53,434
% of Fair Value	18.2%	6.8%	30.6%	37.7%	6.7%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2016
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,555	$—	$—	$—	$—	$2,555
U.S. Government agencies and authorities	260	8	—	—	—	268
State, municipalities and political subdivisions	177	937	416	99	2	1,631
U.S. corporate public securities	277	1,751	10,333	9,879	1,177	23,417
U.S. corporate private securities	176	308	1,885	2,475	293	5,137
Foreign corporate public securities and foreign governments(1)	80	571	1,770	2,417	547	5,385
Foreign corporate private securities(1)	—	—	881	4,027	200	5,108
Residential mortgage-backed securities	3,911	3	11	38	915	4,878
Commercial mortgage-backed securities	1,911	111	139	45	149	2,355
Other asset-backed securities	698	60	34	90	252	1,134
Total fixed maturities	$10,045	$3,749	$15,469	$19,070	$3,535	$51,868
% of Fair Value	19.4%	7.2%	29.8%	36.8%	6.8%	100.0%
(1) Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, decreased $287 million from $530 million to $243 million for the year ended December 31, 2017. The decrease in gross unrealized capital losses was primarily due to tightening credit spreads. Gross unrealized losses on fixed maturities, including securities pledged, decreased $615 million from $1,145 million to $530 million for the year ended December 31, 2016. The decrease in gross unrealized capital losses was primarily due to narrowing credit spreads.

As of December 31, 2017, we held four fixed maturity with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity equaled $56 million, or 23.0% of the total unrealized losses. As of December 31, 2016, we held one fixed maturity with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity equaled $15 million, or 2.9% of the total unrealized losses.

As of December 31, 2017, we held $4.7 billion of energy sector fixed maturity securities, constituting 8.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $45 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $15 million. As of December 31, 2017, our fixed maturity exposure to the energy sector is comprised of 87.4% investment grade securities.

As of December 31, 2016, we held $4.7 billion of energy sector fixed maturity securities, constituting 9.1% of the total fixed maturities portfolio, with gross unrealized capital losses of $75 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $15 million. As of December 31, 2016, our fixed maturity exposure to the energy sector is comprised of 86.1% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	December 31, 2017			December 31, 2016
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,517	$1,698	36.2%	$1,589	$1,710	36.0%
Integrated Energy	1,027	1,114	23.8%	1,076	1,121	23.6%
Independent Energy	912	1,002	21.4%	977	1,026	21.6%
Oil Field Services	527	528	11.3%	544	535	11.3%
Refining	285	340	7.3%	323	352	7.5%
Total	$4,268	$4,682	100.0%	$4,509	$4,744	100.0%

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

 The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	December 31, 2017			December 31, 2016
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,624	$2,851	96.0%	$2,526	$2,802	96.1%
2	20	20	0.7%	1	1	—%
3	10	11	0.4%	6	9	0.3%
4	—	—	—%	1	1	—%
5	7	13	0.4%	7	14	0.5%
6	50	74	2.5%	62	90	3.1%
Total	$2,711	$2,969	100.0%	$2,603	$2,917	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, please see "Fixed Maturities Credit Quality-Ratings" above.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	December 31, 2017			December 31, 2016
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$15,630	$67	$36	$20,061	$193	$103

The Company utilizes interest rate futures contracts and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	December 31, 2017			December 31, 2016
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$439	$563	19.0%	$569	$732	25.1%
Interest Only (IO)	185	191	6.4%	214	226	7.7%
Inverse IO	1,176	1,255	42.2%	1,160	1,268	43.5%
Principal Only (PO)	270	275	9.3%	307	311	10.7%
Floater	13	12	0.4%	15	15	0.5%
Agency Credit Risk Transfer	626	670	22.6%	335	361	12.4%
Other	2	3	0.1%	3	4	0.1%
Total	$2,711	$2,969	100.0%	$2,603	$2,917	100.0%

Generally, a continued increase in valuations, as well as muted prepayments despite low interest rates, led to strong performance for our CMO-B portfolio in recent years. Based on fundamental prepayment analysis, we have been able to increase the allocation to notional securities in a manner that was diversified by borrower and mortgage characteristics without unduly increasing portfolio risk because the underlying drivers of prepayment behavior across collateral type are varied.

For the year ended December 31, 2017, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Net investment income	$499	$555	$547
Net realized capital gains (losses)(1)	(345)	(341)	(348)
Income (loss) from continuing operations before income taxes	$154	$214	$199
(1) Net realized capital gains (losses) also include derivatives interest settlements, mark to market adjustments and realized gains (losses) on standalone derivatives contracts that are in the CMO-B portfolio.

In defining the Adjusted operating earnings before income taxes for our CMO-B portfolio, certain recharacterizations are recognized. The net coupon settlement on interest rate swaps hedging CMO-B securities that is included in Net realized capital gains (losses) is reflected as Adjusted operating earnings before income taxes in the table below. In addition, the premium amortization and change in fair value for securities designated under the FVO are included in Net realized capital gains (losses), whereas the coupon for these securities is included in Net investment income. In order to present the economics of these fair value securities in a similar manner to those of an available for sale security, the premium amortization is reclassified from Net realized capital gains (losses) to Adjusted operating earnings before income taxes.

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Year Ended December 31,
($ in millions)	2017	2016	2015
Income (loss) from continuing operations before income taxes	$154	$214	$199
Realized gains/(losses) including OTTI	—	(5)	(5)
Fair value adjustments	86	43	18
Total adjustments to income (loss) from continuing operations	86	38	13
Adjusted operating earnings before income taxes	$240	$252	$212

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages, and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $212 million, $181 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $246 million, $218 million and $5 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to subprime mortgage-backed securities by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Subprime Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	91.3%	AAA	—%	2007	41.6%
	2	5.9%	AA	0.6%	2006	27.3%
	3	2.6%	A	0.7%	2005 and prior	31.1%
	4	—%	BBB	1.0%		100.0%
	5	—%	BB and below	97.7%
	6	0.2%		100.0%
		100.0%
December 31, 2016
	1	92.4%	AAA	—%	2007	39.2%
	2	2.1%	AA	0.6%	2006	25.0%
	3	5.1%	A	4.8%	2005 and prior	35.8%
	4	0.4%	BBB	1.1%		100.0%
	5	—%	BB and below	93.5%
	6	—%		100.0%
		100.0%

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $219 million, $189 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $268 million, $237 million and $3 million, respectively, representing 0.5% of total fixed maturities, including securities pledged, based on fair value.

The following table presents our exposure to Alt-A RMBS by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Alt-A Mortgage-backed Securities
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	97.4%	AAA	—%	2017	1.5%
	2	1.6%	AA	0.3%	2007	29.1%
	3	0.5%	A	1.9%	2006	41.4%
	4	0.2%	BBB	1.5%	2005 and prior	28.0%
	5	0.1%	BB and below	96.3%		100.0%
	6	0.2%		100.0%
		100.0%

December 31, 2016
	1	96.2%	AAA	—%	2007	33.3%
	2	1.0%	AA	0.1%	2006	37.5%
	3	1.7%	A	0.6%	2005 and prior	29.2%
	4	0.4%	BBB	1.6%		100.0%
	5	—%	BB and below	97.7%
	6	0.7%		100.0%
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

For most forms of consumer ABS, delinquency and loss rates have been maintained at levels considered low by historical standards and indicative of high credit quality. Two exceptions exist in the form of auto loans to subprime borrowers and particular cohorts (loans originated in 2008-2010) of student loan borrowers. Payment performance in these particular ABS sub-sectors has been volatile and weak relative to most other forms of ABS, where relative strength in various credit metrics across multiple types of asset-backed loans have been observed on a sustained basis. In managing our risk exposure to other ABS, we take into account collateral performance and structural characteristics associated with our various positions

The following table presents our exposure to CMBS holdings by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total CMBS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	99.0%	AAA	76.5%	2017	25.1%
	2	1.0%	AA	8.0%	2016	6.9%
	3	—	A	8.0%	2015	22.2%
	4	—	BBB	5.2%	2014	19.8%
	5	—	BB and below	2.3%	2013	19.3%
	6	—%		100.0%	2012	1.0%
		100.0%			2011 and prior	5.7%
						100.0%

December 31, 2016
	1	100.0%	AAA	81.1%	2016	10.4%
	2	—%	AA	4.7%	2015	24.5%
	3	—	A	5.9%	2014	21.4%
	4	—%	BBB	1.9%	2013	20.1%
	5	—%	BB and below	6.4%	2012	0.8%
	6	—%		100.0%	2011	1.8%
		100.0%			2010 and prior	21.0%
						100.0%

As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,345 million, $1,337 million and $3 million, respectively. As of December 31, 2016, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $905 million, $897 million and $2 million, respectively.

As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 5.5%, 55.7% and 14.6%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2016, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 28.2%, 36.8% and 19.2%, respectively, of total Other ABS, excluding subprime exposure.

The following table presents our exposure to Other ABS holdings, excluding subprime exposure, by credit quality using NAIC designations, ARO ratings and vintage year as of the dates indicated:

	% of Total Other ABS
	NAIC Quality Designation		ARO Quality Ratings		Vintage
December 31, 2017
	1	85.9%	AAA	64.0%	2017	50.0%
	2	10.6%	AA	10.6%	2016	33.2%
	3	0.9%	A	8.1%	2015	8.5%
	4	0.2%	BBB	13.7%	2014	2.9%
	5	—%	BB and below	3.6%	2013	0.4%
	6	2.4%		100.0%	2012	0.5%
		100.0%			2011 and prior	4.5%
						100.0%

December 31, 2016
	1	88.0%	AAA	77.2%	2016	48.9%
	2	8.1%	AA	6.4%	2015	12.3%
	3	0.6%	A	2.6%	2014	11.3%
	4	0.2%	BBB	9.7%	2013	3.5%
	5	—%	BB and below	4.1%	2012	1.4%
	6	3.1%		100.0%	2011	—%
		100.0%			2010 and prior	22.6%
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

As of December 31, 2017 and 2016, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.9% and 60.3%, respectively. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for further information on mortgage loans on real estate.

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2017
Loan-to-Value Ratios:
0% - 50%	$772	$61	$—	$16	$—	$849	9.8%
>50% - 60%	1,984	58	70	8	5	2,125	24.5%
>60% - 70%	3,940	391	739	70	4	5,144	59.2%
>70% - 80%	313	145	83	2	8	551	6.3%
>80% and above	4	—	1	9	6	20	0.2%
Total	$7,013	$655	$893	$105	$23	$8,689	100.0%

	Recorded Investment
	Debt Service Coverage Ratios
($ in millions)	> 1.5x	>1.25x - 1.5x	>1.0x - 1.25x	< 1.0x	Commercial mortgage loans secured by land or construction loans	Total	% of Total
December 31, 2016
Loan-to-Value Ratios:
0% - 50%	$886	$42	$18	$4	$—	$950	11.9%
>50% - 60%	1,656	150	132	23	15	1,976	24.7%
>60% - 70%	3,658	437	377	58	14	4,544	56.7%
>70% - 80%	221	195	69	9	29	523	6.5%
>80% and above	—	—	1	11	1	13	0.2%
Total	$6,421	$824	$597	$105	$59	$8,006	100.0%

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

For the year ended December 31, 2017, we recorded $19 million of credit related OTTI. See the Investments (excluding Consolidated Investment Entities) Note in our Consolidated Financial Statements of Part II, Item 8. in this Annual Report on Form 10-K for further information on OTTI.

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

For the year ended December 31, 2017, the Company's total European exposure had an amortized cost and fair value of $5,278 million and $5,793 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $508 million, which includes non-financial institutions exposure in Ireland of $141 million, in Italy of $182 million, in Portugal of $10 million and in Spain of $134 million. We also had financial institutions exposure in Italy of $10 million and in Spain of $31 million. We did not have any exposure to Greece.

Among the remaining $5,285 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of December 31, 2017, our non-peripheral sovereign exposure was $203 million, which consisted of fixed maturities and derivative assets. We also had $708 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $182 million and the United Kingdom of $315 million. The balance of $4,374 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,460 million, in The Netherlands of $622 million, in Belgium of $362 million, in France of $287 million, in Germany of $419 million, in Switzerland of $497 million, and in Russia of $116 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. See Adoption of New Accounting Pronouncements section in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K for the impact of the adoption.

We have no right to the benefits from, nor do we bear the risks associated with consolidated investment entities beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $442 million and $587 million as of December 31, 2017 and 2016, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See the Fair Value Measurement section of the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

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

As disclosed in the Business Held for Sale and Discontinued Operations Note to the Consolidated Financial Statements, on December 20, 2017, we entered into a Master Transaction Agreement with VA Capital and Athene which will result in the disposition of substantially all of the Company’s CBVA and Annuities businesses.

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

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following tables summarize the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$53,434	$(4,275)	$4,805
Commercial mortgage and other loans	—	8,748	(478)	527
Derivatives:
Interest rate contracts	27,538	115	98	(124)
Notes Receivable(3)		445	(46)	53
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	38,553	(2,762)	3,441
Funding agreements with fixed maturities and GICs	—	501	(23)	25
Supplementary contracts and immediate annuities	—	1,285	(52)	59
Long-term debt	—	3,478	(260)	298
Embedded derivatives on reinsurance	—	129	132	(156)
Guaranteed benefit derivatives(4):
FIA	—	40	1	(2)
IUL	—	159	8	(8)
GMWBL/ GMWB / GMAB	—	10	(8)	11
Stabilizer and MCGs	—	97	(59)	104

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects surplus notes that will continue to be receivable from VIAC upon closing of the Transaction, see the Business Held for Sale and Discontinued Operations Note for further information.

(4)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$51,868	$(4,004)	$4,498
Commercial mortgage and other loans	—	8,185	(444)	489
Derivatives:
Interest rate contracts	39,676	307	93	(107)
Notes Receivable(3)		432	(47)	54
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	38,368	(2,804)	3,420
Funding agreements with fixed maturities and GICs	—	470	(8)	8
Supplementary contracts and immediate annuities	—	1,337	(53)	62
Long-term debt	—	3,738	(239)	274
Embedded derivatives on reinsurance	—	79	(127)	150
Guaranteed benefit derivatives(4):
FIA	—	42	1	(1)
IUL	—	81	5	(5)
GMWBL/ GMWB / GMAB	—	18	(9)	12
Stabilizer and MCGs	—	150	(90)	143

(1)	Separate account assets and liabilities which are interest sensitive are not included herein as any interest rate risk is borne by the holder of separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects surplus notes that will continue to be receivable from VIAC upon closing of the Transaction, see the Business Held for Sale and Discontinued Operations Note for further information.
(4) Certain amounts included in Funding agreements without fixed maturities and deferred annuities section are also reflected within the Guaranteed benefit derivatives section of the tables above.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2017, and the respective GMIRs for our continuing operations:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Continuing operations: Guaranteed minimum interest rate of
Up to 1.00%	$2,926	$1,293	$1,266	$351	$1,491	$425	$7,752
1.01% - 2.00%	1,147	105	62	5	9	73	1,401
2.01% - 3.00%	15,856	328	332	179	30	28	16,753
3.01% - 4.00%	12,594	748	485	—	—	—	13,827
4.01% and Above	2,766	104	—	—	—	—	2,870
Renewable beyond 12 months (MYGA) (2)	477	—	—	—	—	—	477
Total discretionary rate setting products	$35,766	$2,578	$2,145	$535	$1,530	$526	$43,080
Percentage of Total	83.0%	6.0%	5.0%	1.2%	3.6%	1.2%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGA contracts with renewal dates after December 31, 2018 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our indexed universal life ("IUL") insurance products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products.

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following tables summarize the net estimated potential change in fair value within our continuing operations from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2017 and 2016. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of December 31, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$380	$35	$(35)
Limited liability partnerships/corporations	—	784	49	(49)
Derivatives:
Equity futures and total return swaps(2)	161	—	(19)	19
Equity options	1,365	179	68	(70)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	40	1	(1)
IUL	—	159	60	(62)
GMWBL/ GMWB / GMAB	—	10	(2)	3
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

	As of December 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$258	$21	$(21)
Limited liability partnerships/corporations	—	759	48	(48)
Derivatives:
Equity futures and total return swaps(2)	157	—	(16)	16
Equity options	760	94	44	(41)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	42	1	(1)
IUL	—	81	38	(35)
GMWBL/ GMWB / GMAB	—	18	(3)	4
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts within our continuing operations are summarized below as of December 31, 2017.

	As of December 31, 2017
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)	% Retained NAR In-the-Money(3)
Continuing operations:
GMDB	$1,939	$125	$48	11%	45%
Living Benefit
GMIB	$289	$37	$37	62%	17%
GMWBL/GMWB/GMAB	312	4	4	19%	8%
Living Benefit Total	$601	$41	$41	43%	16%
(1) Account value excludes $138 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).

Variable Annuity Hedge Program

We primarily mitigate market risk exposures through our Variable Annuity Hedge Program. Market risk arises primarily from the minimum guarantees within the variable annuity products, whose economic costs are primarily dependent on future equity market returns, interest rate levels, equity volatility levels and policyholder behavior. The current objective of the Variable Annuity Hedge Program is to protect regulatory and rating agency capital from immediate market movements. The hedge program is executed through the purchase and sale of various instruments designed to limit the reserve and rating agency capital increases resulting from an immediate change in equity markets, and interest rates. The hedge targets may change over time with market movements, changes in regulatory and rating agency capital, available collateral and our risk tolerance. While the Variable Annuity Hedge Program does not explicitly hedge statutory or U.S. GAAP reserves, as markets move up or down, in aggregate the returns generated by the Variable Annuity Hedge Program will significantly offset the statutory and U.S. GAAP reserve changes due to market movements.

Hedging of IUL Benefits

We mitigate IUL market risk exposures through a combination of capital market hedging and product design. For IULs, these risks stem from the interest credits paid to policy owners based on exposure to various stock market indices.The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates and index caps. Future returns, which may be reflected in IUL credited rates beyond the current policy term, are not hedged until such time that policyholder selections of future crediting strategies have been made.

Equity options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of IUL contracts. The equity options offset this increased expense.

Interest rate options are used to hedge against an increase in the interest rate benchmark. The interest rate options offset this increased expense.

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $53.8 billion and $52.1 billion as of December 31, 2017 and 2016, respectively. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

The following table summarizes our reinsurance recoverable balances, including collateral received and credit and financial strength ratings for our 10 largest reinsurance recoverable balances as of December 31, 2017:

($ in millions)			Financial Strength Rating		Credit Rating
Continuing operations:	Reinsurance Recoverable	% Collateralized(1)	S&P	Moody's	S&P	Moody's
Parent Company/Principal Reinsurers
Hannover RE Group	$2,910	55%			AA-	NR(2)
Hannover Life Reassurance Co of America			AA-	NR(2)
Hannover Re (Ireland) Ltd			AA-	0
Lincoln National Corp	1,535	96%			A-	Baa1
Lincoln Life & Annuity Company of New York			AA-	A1
Lincoln National Life Insurance Co			AA-	A1
Reinsurance Group of America Inc	1,338	92%			A-	Baa1
RGA Reinsurance Company			AA-	A1
Prudential Plc (U.K.)	482	61%			A+	A2
Jackson National Life Insurance Co			AA	A1
Scottish Re Group Ltd	265	95%			NR(2)	NR(2)
Ballantyne Re Plc			NR(2)	NR(2)
Scottish Re (US) Inc			NR(2)	NR(2)
Scottish Re Life (Bermuda) Ltd			NR(2)	NR(2)
Scottish Re Life Corp			NR(2)	NR(2)
Scottish Re US Inc			NR(2)	NR(2)
Sun Life Financial Inc	225	3%			A	Baa2
Sun Life Assurance Co of Canada (US)			AA-	0
Sun Life Assurance Company of Canada USB			AA-	0
Sun Life Assurance Company of Canada			AA-	0
Sun Life & Health			AA-	0
Swiss Re Ltd	220	0%			AA-	Aa3
Swiss Re Life & Health America Inc			AA-	Aa3
Westport Insurance Corp			AA-	Aa3
Enstar Group Limited	163	100%			BBB-	NR(2)
Fitzwilliam Insurance Ltd			NR(2)	NR(2)
Aegon N.V.	76	0%			A-	A3
Transamerica Financial Life Insurance Co			AA-	A1
Transamerica Life Insurance Co			AA-	A1
Munich Re Group	44	1%			AA-	Aa3
Munich American Reassurance Co			AA-	NR
Munich American Reassurance Company			AA-	NR
All Other Reinsurers	308	11%
Total reinsurance recoverable	$7,566	67%
(1) Collateral includes LOCs, assets held in trust and funds withheld. Percent collateralized is based on the total of individual contractual exposures aggregated at the reinsurer Parent Company level, which may differ for each individual contractual exposure.

(2)	Not rated.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties that would affect collectability, and, therefore, as of December 31, 2017, no allowance for uncollectible amounts was recorded.

The following tables summarize the outstanding notional amount by contract type of exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2017 and 2016:

	As of December 31, 2017
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Continuing operations:
Type of Contract
Credit Contracts	$—	$1,983	$1,983
Equity Contracts	144	1,382	1,526
Foreign Exchange Contracts	—	710	710
Interest Rate Contracts	3,048	24,490	27,538
Total	$3,192	$28,565	$31,757

	As of December 31, 2016
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Continuing operations:
Type of Contract
Credit Contracts	$—	$3,051	$3,051
Equity Contracts	135	782	917
Foreign Exchange Contracts	—	692	692
Interest Rate Contracts	6,778	32,898	39,676
Total	$6,913	$37,423	$44,336

The following table summarizes our exposure by counterparty, including notional amount, fair value and the net exposure as of dates indicated, demonstrating that we do not have a concentration of credit risk with our OTC derivative counterparties, which includes cleared derivative counterparties:

	As of December 31, 2017
($ in millions, unless otherwise specified)	Concentration of OTC Derivative Counterparty
Continuing operations:	Notional Amount	Asset Fair Value	Liability Fair Value	OTC Derivative Exposure(1)
OTC Derivative Counterparty
Goldman Sachs International	$3,532	$37	$23	$3
Morgan Stanley & Co. LLC (CME)	7,758	4	3	2
Royal Bank of Canada	208	12	2	1
Credit Suisse International	973	39	7	1
Deutsche Bank AG	688	—	3	1
Goldman Sachs and Co. (CME)	530	—	—	1
ING BANK	7	2	—	—
BNP Paribas	1,137	14	8	—
Morgan Stanley Capital Services LLC	714	6	3	—
Morgan Stanley & Co. LLC (LCH)	8,150	77	16	—
HSBC Bank USA, National Association	469	9	3	—
JPMORGAN CHASE BANK, N.A.	333	9	4	—
Bank of America, N.A.	155	35	1	—
Barclays Bank, PLC	449	19	14	—
NATIXIS SA	110	32	—	—
CREDIT AGRICOLE CORPORATE & INVESTMENT BANK	—	—	—	—
Citibank, N.A.	721	16	36	—
Cournot Financial Products, LLC	—	—	—	—
All Other OTC Counterparties	2,631	85	25	—
Total	$28,565	$396	$148	$9

(1)
Represents net exposure after offsetting derivative assets and liabilities of the same counterparty under enforceable netting agreements and netting of collateral received and posted on a counterparty basis under CSAs.

The following table summarizes the maturities, associated notional, and fair value of our exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2017:

	As of December 31, 2017
($ in millions)	Volume of Derivative Activities
Continuing operations:	Notional Amount	Asset Fair Value	Liability Fair Value	Net Fair Value
By Maturity
OTC Contracts:
Within 1 Year	$4,232	$112	$23	$89
1 Year to 5 Years	11,397	181	38	143
5 Years to 10 Years	6,326	41	56	(15)
10 Years and longer	6,610	62	31	31
Total OTC Contracts	28,565	396	148	248
Exchange Traded Contracts	3,192	1	1	—
Total Derivatives	$31,757	$397	$149	$248

During 2017, net cash settlements under OTC contracts (including cleared derivatives) were $237 million received and net cash settlements for exchange traded derivatives were $21 million paid. Net realized gains/(losses) on derivatives for the year ended December 31, 2017, were $122 million and $(24) million for OTC contracts (including cleared derivatives) and exchange traded contracts, respectively.

Risks Related to Business Classified as Held for Sale

Our businesses held for sale are subject to a variety of risks including interest rate risk, equity risk, credit risk and counterparty risk.

Interest Rate Risk

This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing fixed annuity and guaranteed investment contract deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs on those products that are being hedged. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals on certain stable value contracts. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

The following tables summarize the net estimated potential change in fair value within our businesses held for sale from hypothetical 100 basis point upward and downward shifts in interest rates as of December 31, 2017 and 2016.

	As of December 31, 2017
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Businesses held for sale:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$23,380	$(1,612)	$1,761
Commercial mortgage and other loans	—	4,215	(221)	243
Derivatives:
Interest rate contracts	28,430	382	(707)	968
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	18,901	(1,327)	1,717
Funding agreements with fixed maturities and GICs	—	601	(25)	26
Supplementary contracts and immediate annuities	—	2,908	(205)	229
Notes payable(4)	—	445	(46)	53
Guaranteed benefit derivatives(3):
FIA	—	2,242	157	(170)
GMWBL/ GMWB / GMAB	—	1,158	(577)	752
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
(4) Reflects VIAC's corresponding liability of surplus notes, see the Business Held for Sale and Discontinued Operations Note for further information.

	As of December 31, 2016
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Businesses held for sale:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$23,470	$(1,538)	$1,680
Commercial mortgage and other loans	—	3,776	(198)	216
Derivatives:
Interest rate contracts	38,848	423	(642)	869
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	19,193	(1,441)	1,781
Funding agreements with fixed maturities and GICs	—	—	—	—
Supplementary contracts and immediate annuities	—	2,783	(200)	225
Notes payable(4)	—	432	(47)	54
Guaranteed benefit derivatives(3):
FIA	—	1,987	164	(178)
GMWBL/ GMWB / GMAB	—	1,512	(604)	769
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
(4) Reflects VIAC's corresponding liability of surplus notes, see the Business Held for Sale and Discontinued Operations Note for further information.

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

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of December 31, 2017, and the respective GMIRs for our businesses held for sale:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to .50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate of businesses held for sale:
Up to 1.00%	$124	$386	$444	$161	$82	$428	$1,625
1.01% - 2.00%	549	221	207	33	13	70	1,093
2.01% - 3.00%	1,358	60	10	1	2	31	1,462
3.01% - 4.00%	118	8	1	—	—	—	127
4.01% and Above	356	—	—	—	—	—	356
Renewable beyond 12 months (MYGA) (2)	1,006	—	—	—	—	—	1,006
Total discretionary rate setting products	3,511	675	662	195	97	529	5,669
Percentage of Total	61.9%	11.9%	11.7%	3.5%	1.7%	9.3%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also, excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2) Represents MYGA contracts with renewal dates after December 31, 2018 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

Our variable annuity products, fixed indexed annuity ("FIA") products and general account equity securities are significantly influenced by global equity markets. Increases or decreases in equity markets impact certain assets and liabilities related to our variable products and our earnings derived from those products. Our variable products within businesses held for sale include variable annuity contracts and variable life insurance.

The following tables summarize the net estimated potential change in fair value within our business held for sale from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of December 31, 2017 and 2016. The methodologies used to calculate these amounts are similar to those calculated within our continuing operations.

	As of December 31, 2017
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Businesses held for sale:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$23	$2	$(2)
Derivatives:
Equity futures and total return swaps(2)	11,427	(13)	(774)	785
Equity options	23,210	392	312	(263)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,242	136	(189)
GMWBL/ GMWB / GMAB	—	1,158	(182)	237
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

	As of December 31, 2016
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Businesses held for sale:
Financial assets with equity market risk:
Equity securities, available-for-sale	$—	$16	$2	$(2)
Derivatives:
Equity futures and total return swaps(2)	11,266	4	(826)	840
Equity options	16,777	345	234	(188)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	1,987	114	(135)
GMWBL/ GMWB / GMAB	—	1,512	(194)	232
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

Net Amount at Risk ("NAR")

The NAR for GMDB, GMAB, and GMWB is calculated using the same methodologies applied for products that include these features classified as continuing operations explained above.

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of December 31, 2017.

	As of December 31, 2017
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)	% Retained NAR In-the-Money(3)
Businesses held for sale:
GMDB	$28,833	$4,154	$3,929	36%	30%
Living Benefit
GMIB	$7,252	$1,656	$1,656	79%	23%
GMWBL/GMWB/GMAB	14,124	1,584	1,584	49%	19%
Living Benefit Total	$21,376	$3,240	$3,240	61%	21%
(1) Account value excludes $5.1 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).

As of the date indicated above, compared to $3.2 billion of living benefit NAR, we held gross statutory reserves before reinsurance of $1.8 billion for living benefit guarantees; substantially all of which was ceded to an affiliate, fully supported by assets in trust.

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

The sensitivities presented below summarize the estimated change in hedge assets relative to the Conditional Tail Expectation ("CTE") 95 standard, the estimated net impacts to funding our regulatory reserves and the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA business, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. The sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following December 31, 2017 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve).

CTE95 Standard Sensitivity

Rating agency capital is based on a CTE, which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s ("S&P") model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. For further information about CTE95, see Business - Our Businesses - Closed Block Variable Annuity in Part I, Item 1. of this Annual Report on form 10-K. The following table summarizes the estimated change in hedge assets relative to the CTE95 standard, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates.

	As of December 31, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Businesses held for sale:
Decrease/(increase) in CTE95 standard	$(1,950)	$(1,200)	$(400)	$350	$950	$1,500	$(1,000)	$750
Hedge gain/(loss) immediate impact	2,250	1,300	400	(300)	(700)	(950)	1,000	(750)
Net impact	$300	$100	$—	$50	$250	$550	$—	$—

There was an approximately $1.8 billion decrease in our hedge assets related to equity market and interest rate movements for the year ended December 31, 2017. The Variable Annuity Hedge Program results were offset by the equity market and interest rate decrease of approximately $1.9 billion in CTE95 requirements for the year ended December 31, 2017.

CBVA Regulatory Reserves Sensitivity

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA business after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to an affiliate in light of our determination of risk tolerance and available collateral, which, as noted above, we assess periodically. As part of our risk management approach, we may use LOC's to meet regulatory requirements in our affiliate even when capital requirements may be met in aggregate without LOC's. We assess and determine appropriate capital use in various scenarios including a combination of LOC's and available assets.

	As of December 31, 2017
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Businesses held for sale:
Decrease/(increase) in regulatory reserves	$(2,450)	$(1,350)	$(400)	$300	$800	$1,150	$(950)	$600
Hedge gain/(loss) immediate impact	2,250	1,300	400	(300)	(700)	(950)	1,000	(750)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	650	(650)
Increase/(decrease) in LOCs and/or available assets	200	50	—	—	—	—	—	750
Net impact	$—	$—	$—	$—	$100	$200	$700	$(50)

Decrease / (increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA business. Hedge Gain / (Loss) assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase / (decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase / (decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to an affiliate from 100 basis point upward and downward shifts in interest rates.

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

U.S. GAAP Earnings Sensitivity

As U.S. GAAP accounting differs from the methods used to determine regulatory reserves and rating agency capital requirements, the Variable Annuity Hedge Program may result in immediate impacts that may be lower or higher than the regulatory impacts illustrated above. The following table summarizes the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA business, which is the sum of the increase or decrease in U.S. GAAP reserves and the hedge gain or loss from our Variable Annuity Hedge Program for various shocks in both equity markets and interest rates.

	As of December 31, 2017
($ in millions)	Equity Market (S&P 500)						Interest Rates
Businesses held for sale:	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Total estimated earnings sensitivity	$650	$400	$100	$(50)	$(50)	$—	$50	$—

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

Hedging of FIA Benefits

We mitigate FIA market risk exposures through a combination of capital market hedging and product design. For FIAs, these risks stem from the minimum guaranteed contract value offered and the additional interest credits (Equity Participation or Interest Rate Participation) based on exposure to various stock market indices or the interest rate benchmark. The minimum guarantees, interest rate and equity market exposures, are strongly dependent on capital markets and, to a lesser degree, policyholder behavior.

These hedge programs are limited to the current policy term of the liabilities, based on current participation rates and index caps. Future returns, which may be reflected in FIA credited rates beyond the current policy term, are not hedged until such time that policyholder selections of future crediting strategies have been made.

Equity options are used to hedge against an increase in various equity indices. An increase in various equity indices may result in increased payments to contract holders of FIA contracts. The equity options offset this increased expense.

Interest rate options are used to hedge against an increase in the interest rate benchmark. An increase in the interest rate benchmark may result in increased payments to contract holders of FIA contracts. The interest rate options offset this increased expense

Market Risk Related to Credit Risk

Credit risk is primarily embedded in the general account portfolio. The carrying value of our fixed maturity, including securities pledged, and equity portfolio totaled $23.4 billion and $23.5 billion as of December 31, 2017 and 2016, respectively, for the discontinued operations. Our credit risk materializes primarily as impairment losses and/or credit risk related trading losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where we expect the actual impairment losses to be substantially lower than the long-term average.

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

The following tables summarize the outstanding notional amount by contract type of exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2017 and 2016:

	As of December 31, 2017
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Businesses held for sale:
Type of Contract
Credit Contracts	$—	$431	$431
Equity Contracts	6,506	28,131	34,637
Foreign Exchange Contracts	—	244	244
Interest Rate Contracts	1,405	27,025	28,430
Total	$7,911	$55,831	$63,742

	As of December 31, 2016
	Derivative Notional Amounts
($ in millions)	Exchange Traded	Over The Counter (OTC)	Total Notional
Businesses held for sale:
Type of Contract
Credit Contracts	$—	$204	$204
Equity Contracts	6,498	21,545	28,043
Foreign Exchange Contracts	—	1,362	1,362
Interest Rate Contracts	3,404	35,444	38,848
Total	$9,902	$58,555	$68,457

The following table summarizes our exposure by counterparty, including notional amount, fair value and the net exposure as of dates indicated, demonstrating that we do not have a concentration of credit risk with our OTC derivative counterparties, which includes cleared derivative counterparties:

	As of December 31, 2017
($ in millions, unless otherwise specified)	Concentration of OTC Derivative Counterparty
Businesses held for sale:	Notional Amount	Asset Fair Value	Liability Fair Value	OTC Derivative Exposure(1)
OTC Derivative Counterparty
Goldman Sachs International	$7,871	$177	$71	$6
BNP Paribas	2,850	98	4	3
Goldman Sachs and Co. (CME)	675	2	1	1
Barclays Bank, PLC	4,050	53	33	1
Merrill Lynch International	1	—	—	1
HSBC Bank USA, National Association	3,769	176	119	—
CREDIT AGRICOLE CORPORATE & INVESTMENT BANK	761	1	—	—
Royal Bank of Canada	1,464	98	70	—
Credit Suisse International	6,792	239	100	—
ING Capital Markets, LLC	87	—	—	—
Societe Generale	1,287	32	25	—
Morgan Stanley & Co. LLC (LCH)	9,615	95	72	—
Citibank, N.A.	3,246	155	88	—
GOLDMAN SACHS BANK USA/SALT LAKE CITY UT	36	—	—	—
Morgan Stanley Capital Services LLC	36	—	—	—
Wells Fargo Bank, N. A.	4,088	177	123	—
Bank of America, N.A.	795	46	24	—
Deutsche Bank AG	644	17	1	—
All Other OTC Counterparties	7,764	129	49	—
Total	$55,831	$1,495	$780	$12

(1)
Represents net exposure after offsetting derivative assets and liabilities of the same counterparty under enforceable netting agreements and netting of collateral received and posted on a counterparty basis under CSAs.

The following table summarizes the maturities, associated notional, and fair value of our exchange traded derivatives and over the counter derivatives, which includes cleared derivatives, as of December 31, 2017:

	As of December 31, 2017
($ in millions)	Volume of Derivative Activities
Businesses held for sale:	Notional Amount	Asset Fair Value	Liability Fair Value	Net Fair Value
By Maturity
OTC Contracts:
Within 1 Year	$31,185	$1,011	$651	$360
1 Year to 5 Years	11,122	50	34	16
5 Years to 10 Years	4,071	15	21	(6)
10 Years and longer	9,453	419	74	345
Total OTC Contracts	55,831	1,495	780	715
Exchange Traded Contracts	7,911	19	2	17
Total Derivatives	$63,742	$1,514	$782	$732

During 2017, net cash settlements under OTC contracts (including cleared derivatives) were $37 million paid and net cash settlements for exchange traded derivatives were $1,202 million paid. Net realized gains/(losses) on derivatives for the year ended December 31, 2017, were $(74) million and $(1,205) million for OTC contracts (including cleared derivatives) and exchange traded contracts, respectively.

For more information regarding the sale of the Annuity and CBVA business and discontinued operations see the Business Held for Sale and Discontinued Operations Note in our Consolidated Financial Statements and Risk Factors - We may not complete the CBVA and Annuity Transaction on the terms or timing currently contemplated, or at all, and the Transaction could have negative impacts on us in Part I, Item 1A. of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voya Financial, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Boston, Massachusetts
February 23, 2018

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,366 as of 2017 and $44,743 as of 2016)	$48,329	$47,394
Fixed maturities, at fair value using the fair value option	3,018	3,065
Equity securities, available-for-sale, at fair value (cost of $353 as of 2017 and $229 as of 2016)	380	258
Short-term investments	471	391
Mortgage loans on real estate, net of valuation allowance of $3 as of 2017 and 2016	8,686	8,003
Policy loans	1,888	1,943
Limited partnerships/corporations	784	536
Derivatives	397	737
Other investments	47	47
Securities pledged (amortized cost of $1,823 as of 2017 and $1,261 as of 2016)	2,087	1,409
Total investments	66,087	63,783
Cash and cash equivalents	1,218	2,096
Short-term investments under securities loan agreements, including collateral delivered	1,626	586
Accrued investment income	667	666
Premium receivable and reinsurance recoverable	7,632	7,287
Deferred policy acquisition costs and Value of business acquired	3,374	3,997
Current income taxes	4	164
Deferred income taxes	781	1,570
Other assets	1,310	1,486
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,795	1,936
Cash and cash equivalents	217	133
Corporate loans, at fair value using the fair value option	1,089	1,953
Other assets	75	34
Assets held in separate accounts	77,605	66,185
Assets held for sale	59,052	62,709
Total assets	$222,532	$214,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016

Liabilities and Shareholders' Equity:
Future policy benefits	$15,647	$14,575
Contract owner account balances	50,158	50,273
Payables under securities loan agreement, including collateral held	1,866	969
Short-term debt	337	—
Long-term debt	3,123	3,550
Derivatives	149	297
Pension and other postretirement provisions	550	674
Other liabilities	2,076	2,023
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	1,047	1,967
Other liabilities	658	528
Liabilities related to separate accounts	77,605	66,185
Liabilities held for sale	58,277	59,576
Total liabilities	211,493	200,617

Commitments and Contingencies (Note 19)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 270,078,294 and 268,079,931 shares issued as of 2017 and 2016, respectively; 171,982,673 and 194,639,273 shares outstanding as of 2017 and 2016, respectively)	3	3
Treasury stock (at cost; 98,095,621 and 73,440,658 shares as of 2017 and 2016, respectively)	(3,827)	(2,796)
Additional paid-in capital	23,821	23,609
Accumulated other comprehensive income (loss)	2,731	1,921
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(12,719)	(9,742)
Total Voya Financial, Inc. shareholders' equity	10,009	12,995
Noncontrolling interest	1,030	973
Total shareholders' equity	11,039	13,968
Total liabilities and shareholders' equity	$222,532	$214,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$3,294	$3,354	$3,343
Fee income	2,627	2,471	2,470
Premiums	2,121	2,795	2,554
Net realized capital gains (losses):
Total other-than-temporary impairments	(30)	(32)	(78)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	(9)	2	5
Net other-than-temporary impairments recognized in earnings	(21)	(34)	(83)
Other net realized capital gains (losses)	(206)	(329)	(477)
Total net realized capital gains (losses)	(227)	(363)	(560)
Other revenue	371	342	385
Income (loss) related to consolidated investment entities:
Net investment income	432	189	551
Changes in fair value related to collateralized loan obligations	—	—	(27)
Total revenues	8,618	8,788	8,716
Benefits and expenses:
Policyholder benefits	3,030	3,710	3,161
Interest credited to contract owner account balances	1,606	1,604	1,537
Operating expenses	2,654	2,655	2,684
Net amortization of Deferred policy acquisition costs and Value of business acquired	529	415	377
Interest expense	184	288	197
Operating expenses related to consolidated investment entities:
Interest expense	80	102	272
Other expense	7	4	12
Total benefits and expenses	8,090	8,778	8,240
Income (loss) from continuing operations before income taxes	528	10	476
Income tax expense (benefit)	740	(29)	84
Income (loss) from continuing operations	(212)	39	392
Income (loss) from discontinued operations, net of tax	(2,580)	(337)	146
Net income (loss)	(2,792)	(298)	538
Less: Net income (loss) attributable to noncontrolling interest	200	29	130
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(327)	$408

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.16
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.63)	$1.81

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.15
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.61)	$1.80

Cash dividends declared per share of common stock	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(2,792)	$(298)	$538
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,191	749	(2,581)
Other-than-temporary impairments	(2)	24	19
Pension and other postretirement benefits liability	(15)	(10)	(14)
Other comprehensive income (loss), before tax	1,174	763	(2,576)
Income tax expense (benefit) related to items of other comprehensive income (loss)	364	267	(897)
Other comprehensive income (loss), after tax	810	496	(1,679)
Comprehensive income (loss)	(1,982)	198	(1,141)
Less: Comprehensive income (loss) attributable to noncontrolling interest	200	29	130
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(2,182)	$169	$(1,271)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance at January 1, 2015	$3	$(807)	$23,650	$3,104	$20	$(9,823)	$16,147	$2,415	$18,562
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	408	408	130	538
Other comprehensive income (loss), after tax	—	—	—	(1,679)	—	—	(1,679)	—	(1,679)
Total comprehensive income (loss)							(1,271)	130	(1,141)
Reclassification of noncontrolling interest	—	—	—	—	(11)	—	(11)	12	1
Common stock acquired - Share repurchase	—	(1,491)	—	—	—	—	(1,491)	—	(1,491)
Dividends on common stock	—	—	(9)	—	—	—	(9)	—	(9)
Share-based compensation	—	(4)	76	—	—	—	72	—	72
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	283	283
Balance at December 31, 2015- As previously filed	3	(2,302)	23,717	1,425	9	(9,415)	13,437	2,840	16,277

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2015-2	—	—	—	—	9	—	9	(1,601)	(1,592)
Adjustment for adoption of ASU 2014-13	—	—	—	—	(18)	—	(18)	—	(18)
Balance at January 1, 2016 - As adjusted	3	(2,302)	23,717	1,425	—	(9,415)	13,428	1,239	14,667
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(327)	(327)	29	(298)
Other comprehensive income (loss), after tax	—	—	—	496	—	—	496	—	496
Total comprehensive income (loss)							169	29	198
Net consolidation (deconsolidation) of consolidated investment entities	—	—	—	—	—	—	—	(70)	(70)
Common stock issuance	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	(487)	(200)	—	—	—	(687)	—	(687)
Dividends on common stock	—	—	(8)	—	—	—	(8)	—	(8)
Share-based compensation	—	(7)	99	—	—	—	92	—	92
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(225)	(225)
Balance as of December 31, 2016- As previously filed	3	(2,796)	23,609	1,921	—	(9,742)	12,995	973	13,968

Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	15	15	—	15
Balance at January 1, 2017 - As adjusted	3	(2,796)	23,609	1,921	—	(9,727)	13,010	973	13,983
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(2,992)	(2,992)	200	(2,792)
Other comprehensive income (loss), after tax	—	—	—	810	—	—	810	—	810
Total comprehensive income (loss)							(2,182)	200	(1,982)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	38	38
Common stock issuance	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	(1,023)	100	—	—	—	(923)	—	(923)
Dividends on common stock	—	—	(8)	—	—	—	(8)	—	(8)
Share-based compensation	—	(8)	117	—	—	—	109	—	109
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(181)	(181)
Balance as of December 31, 2017	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039

The accompanying notes are an integral part of these Consolidated Financial Statements.

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(2,792)	$(298)	$538
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	2,580	337	(146)
Capitalization of deferred policy acquisition costs, value of business acquired and sales inducements	(243)	(264)	(272)
Net amortization of deferred policy acquisition costs, value of business acquired and sales inducements	534	420	381
Future policy benefits, claims reserves and interest credited	899	1,298	757
Deferred income tax expense (benefit)	862	(151)	(107)
Net realized capital losses	227	363	560
Share-based compensation	117	99	76
(Gains) losses on consolidated investment entities	(343)	(57)	129
(Gains) losses on limited partnerships/corporations	(31)	(29)	18
Change in:
Premiums receivable and reinsurance recoverable	(345)	363	(533)
Other receivables and assets accruals	298	(18)	68
Other payables and accruals	(41)	(190)	(497)
(Increase) decrease in cash held by consolidated investment entities	(557)	(260)	243
Other, net	2	44	(55)
Net cash provided by (used in) operating activities - discontinued operations	411	1,934	2,088
Net cash provided by operating activities	1,578	3,591	3,248
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	8,325	8,112	8,327
Equity securities, available-for-sale	54	104	76
Mortgage loans on real estate	955	747	1,088
Limited partnerships/corporations	236	306	258
Acquisition of:
Fixed maturities	(8,719)	(9,839)	(8,759)
Equity securities, available-for-sale	(47)	(47)	(137)
Mortgage loans on real estate	(1,638)	(1,481)	(1,381)
Limited partnerships/corporations	(332)	(367)	(417)
Short-term investments, net	(80)	31	468
Derivatives, net	213	(24)	(141)
Sales from consolidated investment entities	2,047	2,304	5,432
Purchases within consolidated investment entities	(2,036)	(1,727)	(7,521)
Collateral (delivered) received, net	(148)	(22)	39
Other, net	3	20	57
Net cash used in investing activities - discontinued operations	(1,261)	(1,800)	(1,663)
Net cash used in investing activities	(2,428)	(3,683)	(4,274)

Voya Financial, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities:
Deposits received for investment contracts	5,061	5,891	5,298
Maturities and withdrawals from investment contracts	(5,372)	(5,412)	(4,587)
Proceeds from issuance of debt with maturities of more than three months	399	798	—
Repayment of debt with maturities of more than three months	(490)	(708)	(31)
Debt issuance costs	(3)	(16)	(7)
Borrowings of consolidated investment entities	967	126	1,373
Repayments of borrowings of consolidated investment entities	(804)	(455)	(479)
Contributions from (distributions to) participants in consolidated investment entities	449	51	662
Proceeds from issuance of common stock, net	3	1	—
Share-based compensation	(8)	(7)	(5)
Common stock acquired - Share repurchase	(923)	(687)	(1,487)
Dividends paid	(8)	(8)	(9)
Net cash provided by financing activities - discontinued operations	384	916	280
Net cash (used in) provided by financing activities	(345)	490	1,008
Net (decrease) increase in cash and cash equivalents	(1,195)	398	(18)
Cash and cash equivalents, beginning of period	2,911	2,513	2,531
Cash and cash equivalents, end of period	1,716	2,911	2,513
Less: Cash and cash equivalents of discontinued operations, end of period	498	815	696
Cash and cash equivalents of continuing operations, end of period	$1,218	$2,096	$1,817
Supplemental cash flow information:
Income taxes (received) paid, net	$(154)	$69	$78
Interest paid	174	190	179
Non-cash investing and financing activities:
Decrease of assets due to deconsolidation of consolidated investment entities	$—	$7,497	$—
Decrease of liabilities due to deconsolidation of consolidated investment entities	—	5,905	—
Decrease of equity due to deconsolidation of consolidated investment entities	—	1,592	—
Elimination of appropriated retained earnings	—	18	—

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

On December 20, 2017, the Company entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). This transaction is expected to close during the second or third quarter of 2018 and will result in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses (collectively, the "Transaction"). The assets and liabilities related to the businesses to be sold have been classified as held for sale in the accompanying Consolidated Balance Sheets and as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows and are reported separately for all periods presented.  See the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements.

Pursuant to the Transaction, the Company no longer considers its CBVA and Annuities businesses as reportable segments. Additionally, the Company evaluated its segment presentation and determined that the retained CBVA and Annuities policies that are not included in the disposed businesses described above ("Retained Business") are insignificant. As such, the Company reported the results of the Retained Business in Corporate.

The Company provides its principal products and services through four segments: Retirement, Investment Management, Individual Life and Employee Benefits. In addition, the Company includes in Corporate the financial data not directly related to its segments and other business activities that do not have an ongoing meaningful impact to the Company's results. See the Segments Note to these Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering ("IPO") of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase shares of Voya Financial, Inc. common stock as described further in the Shareholders' Equity Note to these Consolidated Financial Statements.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

The Consolidated Financial Statements include the accounts of Voya Financial, Inc. and its subsidiaries, as well as other (voting interest entities ("VOEs")) and variable interest entities ("VIEs") in which the Company has a controlling financial interest. See the Consolidated Investment Entities Note to these Consolidated Financial Statements. Intercompany transactions and balances have been eliminated.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Limited Partnerships/Corporations: The Company uses the equity method of accounting for investments in limited partnership interests that are not consolidated, which primarily consist of investments in private equity funds, hedge funds and other VIEs for which the Company is not the primary beneficiary. Generally, the Company records its share of earnings using a lag methodology, relying on the most recent financial information available, generally not to exceed three months. The Company's earnings from limited partnership interests accounted for under the equity method are recorded in Net investment income.

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

Corporate Loans: Corporate loans held by consolidated collateralized loan obligations ("CLO" or "CLO entities") are reported in Corporate loans, at fair value using the fair value option on the Consolidated Balance Sheets. Changes in the fair value of the loans are recorded in Changes in fair value related to collateralized loan obligations in the Consolidated Statements of Operations. The fair values for corporate loans are determined using independent commercial pricing services. In the event that the third-party pricing source is unable to price an investment, other relevant factors are considered.

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

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date, or within two months of that date, the derivative continues to be carried on the Consolidated Balance Sheets at its estimated fair value, with changes in estimated fair value recognized currently in Other net realized capital gains (losses). Derivative gains and losses recorded in Other comprehensive income (loss) pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in Other net realized capital gains (losses).

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

In addition, the Company has entered into coinsurance with funds withheld reinsurance arrangements that contain embedded derivatives, the fair value of which is based on the change in the fair value of the underlying assets held in trust. The embedded derivatives within coinsurance with funds withheld reinsurance arrangements are reported with the host contract in Other liabilities on the Consolidated Balance Sheets, and changes in the fair value of embedded derivatives are recorded in Policyholder benefits in the Consolidated Statements of Operations.

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

As of December 31, 2017 and 2016, total cost basis of property and equipment was $376 and $373, respectively. As of December 31, 2017 and 2016, total accumulated depreciation was $269 and $261, respectively. For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $19, $25 and $24, respectively.

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

Collectively, the Company refers to DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR") as "DAC/VOBA and other intangibles." (See respective "Sales Inducements" and "Recognition of Insurance Revenue and Related Benefits" sections below). DAC/VOBA and other intangibles are adjusted for the impact of unrealized capital gains (losses) on investments, as if such gains (losses) have been realized, with corresponding adjustments included in AOCI.

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

The Company amortizes DAC and VOBA related to universal life-type contracts and fixed and variable deferred annuity contracts, except for deferred annuity contracts within the CBVA business, over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Assumptions as to mortality, persistency, interest crediting rates, fee income, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on the Company's experience and overall capital markets. At each valuation date, estimated gross profits are updated with actual gross profits, and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance ("unlocking"). For deferred annuity contracts within the CBVA business, the Company amortizes DAC/VOBA and DSI in relation to the emergence of estimated gross revenue.

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

During the year ended December 31, 2017, as a result of the held for sale classification of substantially all of the Annuities and CBVA businesses discussed above, the Company has evaluated and redefined its contract groupings for loss recognition testing in those businesses. This has resulted in the establishment of premium deficiency reserves for the Retained Business of $43, which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheets.

During the year ended December 31, 2016, for its continuing operations, the Company's reviews resulted in loss recognition in its Retained Business of $8 before income taxes, of which $7 was recorded to Net amortization of DAC and VOBA in the Consolidated Statements of Operations, with a corresponding decrease to Deferred policy acquisition costs and Value of business acquired on the Consolidated Balance Sheets. The remaining loss recognition of $1 was related to the establishment of premium deficiency reserves which was recorded as an increase in Policyholder benefits in the Consolidated Statements of Operations, with a corresponding increase to Future policy benefits on the Consolidated Balance Sheets.

During the year ended December 31, 2016, for its discontinued operations, the Company's reviews resulted in loss recognition of $313, before income taxes, of which $78 and $19 were related to DAC/VOBA and Sales Inducements, respectively and reported as a loss in Income (loss) from discontinued operations, net of tax with a corresponding decrease in Assets held for sale in the Consolidated Balance Sheets. The loss recognition also included the establishment of $216 of premium deficiency reserves related to the continued decline in earned rates in the current interest rate environment, which was reported as a loss in Income (loss) from discontinued operations, net of tax, with an offsetting increase in Liabilities held for sale on the Consolidated Balance Sheets.

The Company had no loss recognition for the year ended December 31 2015.

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

For the years ended December 31, 2017, 2016 and 2015, the Company capitalized $1 of sales inducements. For the years ended December 31, 2017 and 2016 the Company amortized $5 of DSI. For the year ended December 31, 2015, the Company amortized $4 of DSI. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" above for loss recognition on Sales Inducements during 2017 and 2016.

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

•
Reserves for payout contracts with life contingencies are equal to the present value of expected future payments. Assumptions as to interest rates, mortality and expenses are based on the Company's estimates of anticipated experience at the period the policy is sold or acquired, including a provision for adverse deviation. Such assumptions generally vary by annuity plan type, year of issue and policy duration. Interest rates used to calculate the present value of future benefits ranged from 2.7% to 8.3%.

Although assumptions are "locked-in" upon the issuance of traditional life insurance contracts, certain accident and health insurance contracts and payout contracts with life contingencies, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are determined based on best estimate assumptions that exist at the time the premium deficiency reserve is established and do not include a provision for adverse deviation. See "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles" above for premium deficiency reserves established during 2017 and 2016.

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

•
Account balances for fixed annuities and payout contracts without life contingencies are equal to cumulative deposits, less charges and withdrawals, plus credited interest thereon. Credited interest rates vary by product and ranged up to 7.5%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

for the years 2017, 2016 and 2015. Account balances for group immediate annuities without life contingent payouts are equal to the discounted value of the payment at the implied break-even rate.

•
For fixed-indexed annuity ("FIA") and indexed universal life ("IUL") contracts, the aggregate initial liability is equal to the deposit received, plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host liability accumulates at a set interest rate, and the embedded derivative liability is recognized at fair value.

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

URR relates to UL and VUL products and represents policy charges for benefits or services to be provided in future periods (see "Recognition of Insurance Revenue and Related Benefits" below). The URR balance is recorded in Contract owner account balances on the Consolidated Balance Sheets.

GMDB and GMIB: Reserves for annuity guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are determined by estimating the value of expected benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. Expected experience is based on a range of scenarios. Assumptions used, such as the long-term equity market return, lapse rate and mortality, are consistent with assumptions used in estimating gross revenues for the purpose of amortizing DAC. The assumptions of investment performance and volatility are consistent with the historical experience of the appropriate underlying equity index, such as the Standard & Poor's ("S&P") 500 Index. In addition, the reserve for the GMIB incorporates assumptions for the likelihood and timing of the potential annuitizations that may be elected by the contract owner. In general, the Company assumes that GMIB annuitization rates will be higher for policies with more valuable ("in the money") guarantees, where the notional benefit amount is in excess of the account value. Reserves for GMDB and GMIB are recorded in Future policy benefits. Changes in reserves for GMDB and GMIB are reported in Policyholder benefits.

GMWBL, GMWB, GMAB, FIA and IUL: The Company issues certain products that contain embedded derivatives that are measured at estimated fair value separately from the host contracts. These products include deferred variable annuity contracts containing guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), guaranteed minimum withdrawal benefits without life contingencies ("GMWB"), and guaranteed minimum accumulation benefits ("GMAB") features and FIA and IUL contracts. Embedded derivatives associated with GMAB, GMWB and GMWBL are recorded in Future policy benefits. Embedded derivatives associated with FIA and IUL contracts are recorded in Contract owner account balances. Changes in estimated fair value, that are not related to attributed fees or premiums collected or payments made, are reported in Other net realized capital gains (losses).

At inception of the contracts containing the GMWBL, GMWB and GMAB features, the Company projects a fee to be attributed to the embedded derivative portion of the guarantee equal to the present value of projected future guaranteed benefits. After

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

inception, the estimated fair value of the GMWBL, GMWB and GMAB embedded derivatives is determined based on the present value of projected future guaranteed benefits, minus the present value of projected attributed fees. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk free rates. The projection of future guaranteed benefits and future attributed fees requires the use of assumptions for capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.) and policyholder behavior (e.g., lapse, benefit utilization, mortality, etc.).

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

Stabilizer and MCG: Guaranteed credited rates give rise to an embedded derivative in the Stabilizer products and a stand-alone derivative for managed custody guarantee products ("MCG"). These derivatives are measured at estimated fair value and recorded in Contract owner account balances on the Consolidated Balance Sheets. Changes in estimated fair value, that are not related to attributed fees collected or payments made, are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.

The estimated fair value of the Stabilizer embedded derivative and MCG stand-alone derivative is determined based on the present value of projected future claims, minus the present value of future guaranteed premiums. At inception of the contract, the Company projects a guaranteed premium to be equal to the present value of the projected future claims. The income associated with the contracts is projected using actuarial and capital market assumptions, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are projected under multiple capital market scenarios using observable risk-free rates and other best estimate assumptions.

The liabilities for the GMWBL, GMWB, GMAB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative (collectively, "guaranteed benefit derivatives") include a risk margin to capture uncertainties related to policyholder behavior assumptions. The margin represents additional compensation a market participant would require to assume these risks.

The discount rate used to determine the fair value of the liabilities for the GMWBL, GMWB, GMAB, FIA, IUL and Stabilizer embedded derivatives and the MCG stand-alone derivative includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk").

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

Short-term and Long-term Debt

Short-term and long-term debt are carried on the Consolidated Balance Sheets at an amount equal to the unpaid principal balance, net of any remaining unamortized discount or premium and any direct and incremental costs attributable to issuance. Discounts, premiums and direct and incremental costs are amortized as a component of Interest expense in the Consolidated Statements of Operations over the life of the debt using the effective interest method of amortization.

Collateralized Loan Obligations Notes

CLO notes issued by consolidated CLO entities are recorded in Corporate loans, at fair value using the fair value option on the Consolidated Balance Sheets. Changes in the fair value of the notes are recorded in Changes in fair value related to collateralized loan obligations in the Company's Consolidated Statements of Operations.

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

Performance-based Capital Allocations on Private Equity Funds

Under asset management arrangements for certain of its sponsored private equity funds, the Company, as General Partner, is entitled to receive performance-based capital allocations ("carried interest") when the return on assets under management for such funds exceeds prescribed investment return hurdles or other performance targets. Carried interest is accrued quarterly based on measuring cumulative fund performance against the stated performance hurdle, as if the fund was liquidated at its estimated fair value as of the applicable balance sheet date.

Carried interest is subject to adjustment to the extent that subsequent fund performance causes the fund’s cumulative investment return to fall below specified investment return hurdles. In such a circumstance, some or all of the previously accrued carried interest is reversed to the extent that the Company is no longer entitled to the performance-based capital allocation and, if such allocations have been distributed to the Company but are subject to recoupment by the fund, a liability is established for the potential repayment obligation.

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

Only those reinsurance recoverable balances deemed probable of recovery are recognized as assets on the Company's Consolidated Balance Sheets and are stated net of allowances for uncollectible reinsurance. Amounts currently recoverable and payable under reinsurance agreements are included in Premium receivable and reinsurance recoverable and Other liabilities, respectively. Such assets and liabilities relating to reinsurance agreements with the same reinsurer are recorded net on the Consolidated Balance Sheets if a right of offset exists within the reinsurance agreement. Premiums, Fee income and Policyholder benefits are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in Other revenue.

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

Net periodic benefit cost is determined using management estimates and actuarial assumptions to derive service cost, interest cost and expected return on plan assets for a particular year. The obligations and expenses associated with these plans require use of assumptions, such as discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics, such as age of retirements, withdrawal rates and mortality. Management determines these assumptions based on a variety of factors, such as historical performance of the plan and its assets, currently available market and industry data and expected benefit payout streams. Actual results could vary significantly from assumptions based on changes, such as economic and market conditions, demographics of participants in the plans and amendments to benefits provided under the plans. These differences may have a significant effect on the Company's Consolidated Financial Statements and liquidity. Differences between the expected return and the actual return on plan assets and actuarial gains (losses) are immediately recognized in Operating expenses in the Consolidated Statements of Operations.

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

Share-based Compensation

The Company grants certain employees and directors share-based compensation awards under various plans. Share-based compensation plans are subject to certain vesting conditions. The Company measures the cost of its share-based awards at their grant date fair value, which in the case of restricted stock units ("RSUs ") and performance share units ("PSUs") is based upon the market value of the Company's common stock on the date of grant. In 2016 and 2017, the Company granted certain PSU awards, which are subject to attainment of specified total shareholder return ("TSR") targets relative to a specified peer group. The number of TSR-based PSU awards expected to be earned, based on achievement of the market condition, is factored into the grant date Monte Carlo valuation for the award. Fair value of stock options is determined using a Black-Scholes options valuation methodology. Compensation expense is principally related to the granting of performance share units, restricted stock units and stock options and is recognized in Operating expenses in the Consolidated Statements of Operations over the requisite service period. The majority of awards granted are provided in the first quarter of each year.

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

Excess tax benefits recorded in Additional paid-in capital in 2016 and prior years are accounted for in a single pool available to all share-based compensation awards. Excess tax benefits in Additional paid-in capital are not recognized until the benefits result in a reduction in taxes payable. The Company uses tax law ordering when determining when excess tax benefits have been realized.

On a prospective basis from January 1, 2017, all excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income (loss), rather than Additional paid-in capital.

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

Consolidation and Noncontrolling Interests

As of January 1, 2016, the Company changed its method for determining whether consolidation is required for VIEs and VOEs upon the adoption of Accounting Standards Update ("ASU") 2015-02, "Consolidation (Accounting Standards Codification ("ASC") Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") (See "Adoption of New Pronouncements" below).

In the normal course of business, the Company invests in, provides investment management services to, and has transactions with, various CLO entities, private equity funds, real estate funds, funds-of-hedge funds, single strategy hedge funds, insurance entities, securitizations and other investment entities. In certain instances, the Company serves as the investment manager, making day-to-day investment decisions concerning the assets of these entities. These entities are considered to be either VIEs or VOEs, and the consolidation guidance requires an assessment involving judgments and analysis to determine (a) whether an entity in which the Company holds a variable interest is a VIE and (b) whether the Company's involvement, through holding interests directly or indirectly in the entity or contractually through other variable interests (e.g., management and performance related fees), would give it a controlling financial interest.

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

Adoption of New Pronouncements

Interests Held through Related Parties
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-17, "Consolidation (ASC Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-17"), which changes how a single decision maker of a VIE should treat indirect interests in the entity that are held through related parties under common control when determining whether it is the primary beneficiary of the VIE.
The provisions of ASU 2016-17 were adopted by the Company, retrospectively, on January 1, 2017. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.
Share-Based Compensation
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (ASC Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which simplifies the accounting for share-based payment award transactions with respect to:

•	The income tax consequences of awards,

•	The impact of forfeitures on the recognition of expense for awards,

•	Classification of awards as either equity or liabilities, and

•	Classification on the statement of cash flows.

The provisions of ASU 2016-09 were adopted by the Company on January 1, 2017 using the transition method prescribed for each applicable provision:

•
On a prospective basis, all excess tax benefits and tax deficiencies related to share-based compensation are reported in Net income (loss), rather than Additional paid-in capital. Prior year excess tax benefits remain in Additional paid-in capital.

•
The provision that removed the requirement to delay recognition of excess tax benefits until they reduce taxes payable was required to be adopted on a modified retrospective basis. Upon adoption, this provision resulted in a $15 increase in Deferred income tax assets with a corresponding increase to Retained earnings on the Consolidated Balance Sheet as of January 1, 2017, to record previously unrecognized excess tax benefits.

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities, which resulted in a $5 reclassification of Share-based compensation cash flows from financing activities to operating activities in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Debt Instruments
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (ASC Topic 815): Contingent Put and Call Options in Debt Instruments" ("ASU 2016-06"), which clarifies that an entity is only required to follow the four-step decision sequence when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts for purposes of bifurcating an embedded derivative. The entity does not need to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

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

The Company adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. The impact to the Company’s January 1, 2016 Consolidated Balance Sheet was the deconsolidation of $7.5 billion of Assets related to consolidated investment entities (comprised mainly of $2.5 billion of Limited partnerships/corporations, at fair value, $0.3 billion of Cash and cash equivalents, $4.6 billion of Corporate loans, at fair value using the fair value option, and $0.1 billion of Other assets related to consolidated investment entities) and $5.9 billion of liabilities (comprised of $4.6 billion of Collateralized loan obligations notes, at fair value using the fair value option, and $1.3 billion of Other liabilities related to consolidated investment entities), with a related adjustment to Noncontrolling interest of $1.6 billion and elimination of $9 Appropriated retained earnings related to consolidated investment entities.

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

The Company adopted the provisions of ASU 2014-13 on January 1, 2016, using the measurement alternative under the modified retrospective method. Subsequent to the adoption of ASU 2014-13, the impact to the Company’s January 1, 2016 Consolidated Balance Sheet was an increase of $18 in Collateralized loan obligations notes, at fair value using the fair value option, related to consolidated investment entities, with an offsetting decrease to Appropriated retained earnings of $18, resulting in the elimination of Appropriated retained earnings related to consolidated investment entities. As a result of adoption of ASU 2014-13, CLO liabilities are measured based on the fair value of the assets of the CLOs; therefore, the changes in fair value related to consolidated

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

CLOs is zero. The changes in fair value of the Company’s interest in the CLOs are presented in Net investment income on the Consolidated Statements of Operations.

Future Adoption of Accounting Pronouncements

Reclassification of Certain Tax Effects

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because generally accepted accounting principles require that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

The provisions of ASU 2018-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Initial adoption of ASU 2018-02 may be reported either in the period of adoption or on a retrospective basis in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from Tax Reform is recognized. The Company is currently evaluating the provisions of ASU 2018-02.

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities " ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

•	Expands an entity's ability to hedge nonfinancial and financial risk components and reduces complexity in accounting for fair value hedges of interest rate risk,

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

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements, which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

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

The provisions of ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-07 is required to be reported retrospectively for the presentation of service costs and other components in the statement of operations and prospectively for the capitalization of service costs in assets. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

Derecognition of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" (see "Revenue from Contracts with Customers" below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, using either a retrospective or modified retrospective method. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which addresses diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on eight specific cash flow issues.

The provisions of ASU 2016-15 are effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which:

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

Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (ASC Topic 842)" ("ASU 2016-02"), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. The lease liability will be measured as the present value of the lease payments, and the asset will be based on the liability. For income statement purposes, expense recognition will depend on the lessee's classification of the lease as either finance, with a front-loaded amortization expense pattern similar to current capital leases, or operating, with a straight-line expense pattern similar to current operating leases. Lessor accounting will be similar to the current model, and lessors will be required to classify leases as operating, direct financing, or sales-type.

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

Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), which requires:

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

The provisions of ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted for certain provisions. Initial adoption of ASU 2016-01 is required to be reported on a modified retrospective basis, with a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption, except for certain provisions that are required to be applied prospectively. The Company does not currently expect the adoption of this guidance to have a material impact on the Company's financial condition, results of operations, or cash flows; however, finalization of implementation efforts will continue into the first quarter of 2018.

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

The Company plans to adopt ASU 2014-09 on January 1, 2018 on a modified retrospective basis. As the scope of ASU 2014-09 excludes insurance contracts and financial instruments, the guidance does not apply to a significant portion of the Company’s business. Based on review to date, the Company anticipates that the adoption of ASU 2014-09 will result in the deferral of costs to obtain and fulfill certain financial services contracts in the Retirement segment and Corporate, with a related cumulative impact on retained earnings upon adoption, net of tax, of approximately $80; however, finalization of implementation efforts will continue into the first quarter of 2018.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

2.    Business Held for Sale and Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on December 20, 2017, the Company entered into a MTA with VA Capital and Athene (the "Buyers") pursuant to which Venerable will acquire two of the Company’s subsidiaries, VIAC and DSL. The Transaction is expected to close during the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions. In addition, this transaction will result in the disposition of substantially all of the Company’s CBVA and Annuities businesses.

The purchase price in the transaction will be equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing, after giving effect to certain restructuring and other pre-sale transactions, including the reinsurance of the fixed and fixed indexed annuity business of VIAC. The purchase price for DSL is expected to approximate its carrying value. After the closing, the Company, through its other insurance subsidiaries, will continue to own surplus notes issued by VIAC in an aggregate principal amount of $350 and will acquire a 9.99% equity interest in VA Capital. The receivable for the surplus notes and VIAC's corresponding liability are included in Other assets and Liabilities held for sale, respectively, on the Company's Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, VIAC's corresponding liability for the surplus notes is included in Notes payable.

Under the terms of the Transaction, VIAC will, prior to the closing of the transaction, undertake certain restructuring transactions with several current affiliates in order to transfer businesses and assets into and out of VIAC.

In connection with the closing, Voya Investment Management Co., LLC ("Voya IM") or its affiliated advisors, will enter into one or more agreements to perform asset management services for Venerable as part of the transaction. As part of the agreements, Voya IM will serve as the preferred asset management partner for Venerable. Under the agreements, subject to certain criteria, Voya IM will manage certain assets, including, for at least five years following the closing of the transaction, certain general account assets. The Company has also agreed to provide certain transitional services to Venerable for up to 24 months after the closing of the Transaction.

The MTA provides for a $105 reverse termination fee that would be payable by VA Capital to the Company if the MTA is terminated in certain circumstances.

The MTA contains limits on the amount of additional capital we could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate us for if such excess capital were to become trapped in VIAC prior to Transaction closing, in each case subject to certain termination rights.

The Company has determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Consolidated Statements of Operations for all periods presented. In addition, Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2017 includes the estimated loss on sale, net of tax of $2,423. The estimated loss on sale includes estimated transaction costs of $31 that are expected to be incurred through and upon closing of the Transaction as well as the loss of $692 of deferred tax assets. The estimated loss on sale represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. As noted above, the

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

purchase price in the transaction is equal to the difference between the Required Adjusted Book Value and the Statutory capital in VIAC at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the Conditional Trail Expectation ("CTE") 95 standard which is a statistical tail risk measure under the Standard & Poor’s ("S&P") model which follows the Risk Based capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners ("NAIC").

The estimated purchase price and estimated carrying value of VIAC as of the future date of closing, and therefore the estimated loss on sale related to the Transaction are subject to adjustment in future quarters until closing, and may be influenced by, but not limited to the following factors:

•	Market fluctuations related to equity securities, interest rates, volatility, credit spreads and foreign exchange rates;

•
The performance of the businesses held for sale and the impact of interest and equity market changes on the Variable Annuity Hedge Program and any other hedging activity the Company may engage in within VIAC;

•	Changes in the terms of the Transaction, including as the result of subsequent negotiations or as necessary to obtain regulatory approval;

•	Other changes in the terms of the Transaction due to unanticipated developments; and

•	Changes in key customers and policyholder behavior as a result of the Transaction or other factors.

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. Changes in the estimated loss on sale that occur prior to closing of the Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$21,904	$22,075
Fixed maturities, at fair value using the fair value option	615	647
Short-term investments	352	430
Mortgage loans on real estate, net of valuation allowance	4,212	3,722
Derivatives	1,514	976
Other investments(1)	351	258
Securities pledged	861	748
Total investments	29,809	28,856
Cash and cash equivalents	498	815
Short-term investments under securities loan agreements, including collateral delivered	473	202
Deferred policy acquisition costs and Value of business acquired	805	890
Sales Inducements	196	206
Deferred income taxes	404	520
Other assets(2)	396	286
Assets held in separate accounts	28,894	30,934
Write-down of businesses held for sale to fair value less cost to sell	(2,423)	—
Total assets held for sale	$59,052	$62,709

Liabilities:
Future policy benefits and contract owner account balances	$27,065	$27,205
Payables under securities loan agreement, including collateral held	1,152	872
Derivatives	782	174
Notes payable	350	350
Other liabilities	34	41
Liabilities related to separate accounts	28,894	30,934
Total liabilities held for sale	$58,277	$59,576
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Policy loans.
(2) Includes Other assets, Accrued investment income, Premium receivable and reinsurance recoverable.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$1,266	$1,288	$1,217
Fee income	801	889	1,011
Premiums	190	720	470
Total net realized capital gains (losses)	(1,234)	(900)	(173)
Other revenue	19	19	22
Total revenues	1,042	2,016	2,547
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	978	2,199	1,812
Operating expenses	250	283	319
Net amortization of Deferred policy acquisition costs and Value of business acquired	127	136	286
Interest expense	22	22	22
Total benefits and expenses	1,377	2,640	2,439
Income (loss) from discontinued operations before income taxes	(335)	(624)	108
Income tax expense (benefit)	(178)	(287)	(38)
Loss on sale, net of tax	(2,423)	—	—
Income (loss) from discontinued operations, net of tax	$(2,580)	$(337)	$146

For additional information on certain assets, liabilities and other financial information related to businesses held for sale, see the Derivatives Note, Fair Value Measurements (excluding Consolidated Investments Entities) Note and the Guaranteed Benefit Features Note to these Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2017:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$2,047	$477	$2	$—	$2,522	$—
U.S. Government agencies and authorities	223	52	—	—	275	—
State, municipalities and political subdivisions	1,856	68	11	—	1,913	—
U.S. corporate public securities	20,857	2,451	50	—	23,258	—
U.S. corporate private securities	5,628	255	50	—	5,833	—
Foreign corporate public securities and foreign governments(1)	5,241	493	18	—	5,716	—
Foreign corporate private securities(1)	4,974	251	64	—	5,161	10

Residential mortgage-backed securities:
Agency	2,990	164	30	21	3,145	—
Non-Agency	1,257	110	4	16	1,379	16
Total Residential mortgage-backed securities	4,247	274	34	37	4,524	16
Commercial mortgage-backed securities	2,646	69	11	—	2,704	—
Other asset-backed securities	1,488	43	3	—	1,528	3

Total fixed maturities, including securities pledged	49,207	4,433	243	37	53,434	29
Less: Securities pledged	1,823	284	20	—	2,087	—
Total fixed maturities	47,384	4,149	223	37	51,347	29

Equity securities:
Common stock	272	1	—	—	273	—
Preferred stock	81	26	—	—	107	—
Total equity securities	353	27	—	—	380	—

Total fixed maturities and equity securities investments	$47,737	$4,176	$223	$37	$51,727	$29
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $441 of net unrealized gains on impaired available-for-sale securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Available-for-sale and FVO fixed maturities and equity securities were as follows as of December 31, 2016:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$2,150	$407	$2	$—	$2,555	$—
U.S. Government agencies and authorities	227	41	—	—	268	—
State, municipalities and political subdivisions	1,647	23	39	—	1,631	—
U.S. corporate public securities	21,873	1,722	178	—	23,417	6
U.S. corporate private securities	5,076	174	113	—	5,137	—
Foreign corporate public securities and foreign governments(1)	5,161	293	69	—	5,385	—
Foreign corporate private securities(1)	4,954	206	52	—	5,108	—

Residential mortgage-backed securities:
Agency	3,720	209	42	32	3,919	—
Non-Agency	845	97	6	23	959	25
Total Residential mortgage-backed securities	4,565	306	48	55	4,878	25
Commercial mortgage-backed securities	2,320	59	24	—	2,355	—
Other asset-backed securities	1,096	43	5	—	1,134	4

Total fixed maturities, including securities pledged	49,069	3,274	530	55	51,868	35
Less: Securities pledged	1,261	160	12	—	1,409	—
Total fixed maturities	47,808	3,114	518	55	50,459	35

Equity securities:
Common stock	152	—	—	—	152	—
Preferred stock	77	29	—	—	106	—
Total equity securities	229	29	—	—	258	—

Total fixed maturities and equity securities investments	$48,037	$3,143	$518	$55	$50,717	$35
(1) Primarily U.S. dollar denominated.
(2) Embedded derivatives within fixed maturity securities are reported with the host investment. The changes in fair value of embedded derivatives are reported in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Represents OTTI reported as a component of Other comprehensive income (loss).
(4) Amount excludes $408 of net unrealized gains on impaired available-for-sale securities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of December 31, 2017, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. MBS and Other ABS are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$988	$1,001
After one year through five years	8,389	8,703
After five years through ten years	10,352	10,762
After ten years	21,097	24,212
Mortgage-backed securities	6,893	7,228
Other asset-backed securities	1,488	1,528
Fixed maturities, including securities pledged	$49,207	$53,434

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.
As of December 31, 2017 and 2016, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables set forth the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
December 31, 2017
Communications	$2,587	$341	$4	$2,924
Financial	5,094	487	5	5,576
Industrial and other companies	16,478	1,391	98	17,771
Energy	4,268	459	45	4,682
Utilities	6,243	607	22	6,828
Transportation	1,295	121	4	1,412
Total	$35,965	$3,406	$178	$39,193

December 31, 2016
Communications	$2,765	$258	$17	$3,006
Financial	5,143	370	28	5,485
Industrial and other companies	17,129	948	189	17,888
Energy	4,509	310	75	4,744
Utilities	5,629	397	77	5,949
Transportation	1,210	83	12	1,281
Total	$36,385	$2,366	$398	$38,353

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of December 31, 2017 and 2016, approximately 43.2% and 46.4%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of December 31, 2017 and 2016, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

As of December 31, 2017 and 2016, the fair value of loaned securities was $1,854 and $1,133, respectively, and is included in Securities pledged on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,589 and $425, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, liabilities to return collateral of $1,589 and $425, respectively, are included in Payables under securities loan agreements, including collateral held on the Consolidated Balance Sheets.

During the first quarter of 2016 under an amendment to the securities lending program, the Company began accepting non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected in the Company’s Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of December 31, 2017 and 2016, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $308 and $743, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table sets forth borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	December 31, 2017 (1)(2)	December 31, 2016 (1)(2)
U.S. Treasuries	$587	$701
U.S. Government agencies and authorities	5	4
U.S. corporate public securities	967	294
Short-term Investments	—	1
Foreign corporate public securities and foreign governments	338	168
Payables under securities loan agreements	$1,897	$1,168
(1) As of December 31, 2017 and 2016, borrowings under securities lending transactions include cash collateral of $1,589 and $425, respectively.
(2) As of December 31, 2017 and 2016, borrowings under securities lending transactions include non-cash collateral of $308 and $743, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$166	$2	$—	$—	$15	$—	$181	$2
State, municipalities and political subdivisions	356	9	6	—	35	2	397	11
U.S. corporate public securities	1,399	47	8	—	114	3	1,521	50
U.S. corporate private securities	1,068	46	—	—	84	4	1,152	50
Foreign corporate public securities and foreign governments	463	17	6	—	26	1	495	18
Foreign corporate private securities	493	64	9	—	8	—	510	64
Residential mortgage-backed	967	32	6	—	81	2	1,054	34
Commercial mortgage-backed	756	10	18	—	86	1	860	11
Other asset-backed	374	3	4	—	27	—	405	3
Total	$6,042	$230	$57	$—	$476	$13	$6,575	$243

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2016:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$209	$2	$—	$—	$—	$—	$209	$2
State, municipalities and political subdivisions	945	38	2	—	49	1	996	39
U.S. corporate public securities	4,568	175	14	—	112	3	4,694	178
U.S. corporate private securities	1,596	109	10	1	87	3	1,693	113
Foreign corporate public securities and foreign governments	1,274	63	6	2	139	4	1,419	69
Foreign corporate private securities	1,026	52	—	—	—	—	1,026	52
Residential mortgage-backed	1,389	47	1	—	21	1	1,411	48
Commercial mortgage-backed	680	22	—	—	23	2	703	24
Other asset-backed	430	5	—	—	—	—	430	5
Total	$12,117	$513	$33	$3	$431	$14	$12,581	$530

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 97.3% and 96.9% of the average book value as of December 31, 2017 and 2016, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
Six months or less below amortized cost	$6,126	$196	$148	$82	1,098	38
More than six months and twelve months or less below amortized cost	48	—	1	—	14	—
More than twelve months below amortized cost	448	—	12	—	87	—
Total	$6,622	$196	$161	$82	1,199	38

December 31, 2016
Six months or less below amortized cost	$12,536	$195	$466	$53	1,694	63
More than six months and twelve months or less below amortized cost	45	—	2	—	13	—
More than twelve months below amortized cost	335	—	9	—	38	1
Total	$12,916	$195	$477	$53	1,745	64

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
December 31, 2017
U.S. Treasuries	$183	$—	$2	$—	29	—
State, municipalities and political subdivisions	408	—	11	—	103	—
U.S. corporate public securities	1,553	18	45	5	232	2
U.S. corporate private securities	1,129	73	28	22	73	2
Foreign corporate public securities and foreign governments	506	7	16	2	84	1
Foreign corporate private securities	490	84	16	48	35	6
Residential mortgage-backed	1,075	13	29	5	334	25
Commercial mortgage-backed	871	—	11	—	164	—
Other asset-backed	407	1	3	—	145	2
Total	$6,622	$196	$161	$82	1,199	38

December 31, 2016
U.S. Treasuries	$211	$—	$2	$—	25	—
State, municipalities and political subdivisions	1,034	1	39	—	198	1
U.S. corporate public securities	4,811	61	163	15	547	17
U.S. corporate private securities	1,699	107	84	29	111	3
Foreign corporate public securities and foreign governments	1,471	17	64	5	186	10
Foreign corporate private securities	1,078	—	52	—	64	2
Residential mortgage-backed	1,452	7	45	3	365	28
Commercial mortgage-backed	727	—	24	—	124	2
Other asset-backed	433	2	4	1	125	1
Total	$12,916	$195	$477	$53	1,745	64

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for RMBS and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	13	—	—	—
Non-agency RMBS < 80%	211	1	4	—
Agency RMBS	878	12	26	4
Other ABS (Non-RMBS)	380	1	2	1
Total RMBS and Other ABS	$1,482	$14	$32	$5

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2017	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$162	$—	$2	$—
Non-agency RMBS > 5% - 10%	11	—	—	—
Non-agency RMBS > 0% - 5%	25	1	1	—
Non-agency RMBS 0%	26	—	1	—
Agency RMBS	878	12	26	4
Other ABS (Non-RMBS)	380	1	2	1
Total RMBS and Other ABS	$1,482	$14	$32	$5

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2017	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,104	$6	$20	$2
Floating Rate	378	8	12	3
Total	$1,482	$14	$32	$5
(1) For purposes of this table, subprime mortgages are included in Non-agency RMBS categories.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	5	—	—	—
Non-agency RMBS < 80%	149	4	8	1
Agency RMBS	1,347	3	39	3
Other ABS (Non-RMBS)	384	2	2	—
Total RMBS and Other ABS	$1,885	$9	$49	$4

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$92	$—	$5	$—
Non-agency RMBS > 5% - 10%	9	—	—	—
Non-agency RMBS > 0% - 5%	25	—	2	—
Non-agency RMBS 0%	28	4	1	1
Agency RMBS	1,347	3	39	3
Other ABS (Non-RMBS)	384	2	2	—
Total RMBS and Other ABS	$1,885	$9	$49	$4

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
December 31, 2016	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,393	$3	$34	$2
Floating Rate	492	6	15	2
Total	$1,885	$9	$49	$4
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. For the year ended December 31, 2017, the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22. For the year ended December 31, 2016, the Company had no new troubled debt restructurings for commercial mortgage loans or private placement bonds.

As of December 31, 2017, the Company held no commercial mortgage troubled debt restructured loans.

As of December 31, 2017 and 2016, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	December 31, 2017			December 31, 2016
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,685	$8,689	$5	$8,001	$8,006
Collective valuation allowance for losses	N/A	(3)	(3)	N/A	(3)	(3)
Total net commercial mortgage loans	$4	$8,682	$8,686	$5	$7,998	$8,003
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the years ended December 31, 2017 and 2016.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	December 31, 2017	December 31, 2016
Collective valuation allowance for losses, balance at January 1	$3	$3
Addition to (reduction of) allowance for losses	—	—
Collective valuation allowance for losses, end of period	$3	$3

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	December 31, 2017	December 31, 2016
Impaired loans without allowances for losses	$4	$5
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$5
Unpaid principal balance of impaired loans	$6	$6

For the years ended December 31, 2017 and 2016, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of December 31, 2017 and 2016.

There were no loans 30 days or less in arrears, with respect to principal and interest as of December 31, 2017 and 2016.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Impaired loans, average investment during the period (amortized cost)(1)	$4	$11	$36
Interest income recognized on impaired loans, on an accrual basis(1)	—	—	2
Interest income recognized on impaired loans, on a cash basis(1)	—	—	2
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—	2
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

The following table presents the LTV ratios as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Loan-to-Value Ratio:
0% - 50%	$849	$950
>50% - 60%	2,125	1,976
>60% - 70%	5,144	4,544
>70% - 80%	551	523
>80% and above	20	13
Total Commercial mortgage loans	$8,689	$8,006
(1)Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,013	$6,421
>1.25x - 1.5x	655	824
>1.0x - 1.25x	893	597
Less than 1.0x	105	105
Commercial mortgage loans secured by land or construction loans	23	59
Total Commercial mortgage loans	$8,689	$8,006
(1)Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	December 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,024	23.4	$2,055	25.7%
South Atlantic	1,716	19.7	1,703	21.3%
Middle Atlantic	1,612	18.5	1,169	14.6%
West South Central	959	11.0	801	10.0%
Mountain	859	9.9	729	9.1%
East North Central	884	10.2	885	11.1%
New England	161	1.8	170	2.1%
West North Central	391	4.5	371	4.6%
East South Central	83	1.0	123	1.5%
Total Commercial mortgage loans	$8,689	100.0	$8,006	100.0%
(1) Balances do not include collective valuation allowance for losses.

	December 31, 2017(1)		December 31, 2016(1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,587	29.7	$2,607	32.6%
Industrial	2,108	24.3	1,708	21.3%
Apartments	1,849	21.3	1,620	20.2%
Office	1,384	15.9	1,267	15.8%
Hotel/Motel	309	3.6	332	4.2%
Other	364	4.2	388	4.9%
Mixed Use	88	1.0	84	1.0%
Total Commercial mortgage loans	$8,689	100.0	$8,006	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents mortgages by year of origination as of the dates indicated:

	December 31, 2017(1)	December 31, 2016(1)
Year of Origination:
2017	$1,525	$—
2016	1,428	1,434
2015	1,250	1,286
2014	1,303	1,333
2013	1,287	1,371
2012	818	1,084
2011 and prior	1,078	1,498
Total Commercial mortgage loans	$8,689	$8,006
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

The following table identifies the Company's credit-related and intent-related impairments included in the Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
State, municipalities and political subdivisions	1	3	—	2	—	—
U.S. corporate public securities	1	3	8	3	29	24
Foreign corporate public securities and foreign governments(1)	2	3	17	4	44	12
Foreign corporate private securities(1)	15	2	2	2	1	1
Residential mortgage-backed	2	47	7	80	6	59
Other	—	3	—	1	3	5
Total	$21	61	$34	92	$83	101
(1) Primarily U.S. dollar denominated.

The above tables include $19, $8 and $8 of write-downs related to credit impairments for the years ended December 31, 2017, 2016 and 2015, respectively, in Other-than-temporary impairments, which are recognized in the Consolidated Statements of Operations. The remaining $2, $26 and $75 in write-downs for the years ended December 31, 2017, 2016 and 2015, respectively, are related to intent impairments.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Impairment	No. of Securities	Impairment	No. of Securities	Impairment	No. of Securities
U.S. corporate public securities	1	3	7	2	29	23
Foreign corporate public securities and foreign governments(1)	—	—	16	3	43	11
Residential mortgage-backed	1	12	3	20	2	11
Other	—	3	—	1	1	2
Total	$2	18	$26	26	$75	47

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

The following table identifies the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$33	$46	$53
Additional credit impairments:
On securities not previously impaired	15	—	—
On securities previously impaired	1	2	4
Reductions:
Increase in cash flows	1	—	1
Securities sold, matured, prepaid or paid down	8	15	10
Balance at December 31	$40	$33	$46

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities	$2,698	$2,860	$2,851
Equity securities, available-for-sale	9	11	9
Mortgage loans on real estate	388	372	394
Policy loans	100	108	110
Short-term investments and cash equivalents	10	5	3
Other	145	62	37
Gross investment income	3,350	3,418	3,404
Less: investment expenses	56	64	61
Net investment income	$3,294	$3,354	$3,343

As of December 31, 2017 and 2016, the Company had $5 and $8, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Fixed maturities, available-for-sale, including securities pledged	$7	$(98)	$(90)
Fixed maturities, at fair value option	(282)	(296)	(336)
Equity securities, available-for-sale	(1)	1	(4)
Derivatives	98	32	(68)
Embedded derivatives - fixed maturities	(18)	(19)	(16)
Guaranteed benefit derivatives	(22)	9	(46)
Other investments	(9)	8	—
Net realized capital gains (losses)	$(227)	$(363)	$(560)
After-tax net realized capital gains (losses)	$(120)	$(268)	$(370)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Proceeds on sales	$4,905	$4,742	$4,932
Gross gains	93	91	91
Gross losses	56	157	104

4.    Derivative Financial Instruments

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

Currency forwards: The Company used currency forward contracts to hedge policyholder liabilities associated with the variable annuity contracts which are linked to foreign indices. The currency fluctuations may result in a decrease in account values, which would increase the possibility of the Company incurring an expense for guaranteed benefits in excess of account values. The Company also utilizes currency forward contracts to hedge currency exposure related to its invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

The notional amounts and fair values of derivatives from continuing operations were as follows as of the dates indicated:

	December 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting (1)
Cash flow hedges:
Interest rate contracts	$56	$—	$—	$106	$4	$—
Foreign exchange contracts	625	—	60	324	28	7
Derivatives: Non-qualifying for hedge accounting (1)
Interest rate contracts	27,482	173	58	39,570	550	247
Foreign exchange contracts	85	—	2	368	30	27
Equity contracts	1,526	198	19	917	95	—
Credit contracts	1,983	26	10	3,051	30	16
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	37	—	N/A	55	—
Within products	N/A	—	306	N/A	—	291
Within reinsurance agreements	N/A	—	129	N/A	—	79
Total		$434	$584		$792	$667
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	December 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting (1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$1	$—
Foreign exchange contracts	227	—	24	157	12	4
Derivatives: Non-qualifying for hedge accounting (1)
Interest rate contracts	28,412	470	88	38,830	530	108
Foreign exchange contracts	17	—	—	1,205	31	12
Equity contracts	34,637	1,043	664	28,043	399	50
Credit contracts	431	1	6	204	3	—
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	11	—	N/A	16	—
Within products	N/A	—	3,400	N/A	—	3,499
Total		$1,525	$4,182		$992	$3,673
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of December 31, 2017 and 2016. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) for continuing operations and businesses held for sale are presented in the tables below as of the dates indicated:

	December 31, 2017
Continuing operations:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,983	$26	$10
Equity contracts	1,382	197	19
Foreign exchange contracts	710	—	62
Interest rate contracts	24,490	173	57
		396	148
Counterparty netting(1)		(100)	(100)
Cash collateral netting(1)		(251)	—
Securities collateral netting(1)		(37)	(40)
Net receivables/payables		$8	$8
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2017
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$431	$1	$6
Equity contracts	28,131	1,023	662
Foreign exchange contracts	244	—	24
Interest rate contracts	27,025	471	88
		1,495	780
Counterparty netting(1)		(776)	(776)
Cash collateral netting(1)		(676)	(4)
Securities collateral netting(1)		(31)	—
Net receivables/payables		$12	$—
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2016
Continuing operations:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$3,051	$30	$16
Equity contracts	782	94	—
Foreign exchange contracts	692	58	34
Interest rate contracts	32,898	555	245
		737	295
Counterparty netting(1)		(250)	(250)
Cash collateral netting(1)		(399)	(6)
Securities collateral netting(1)		(20)	(14)
Net receivables/payables		$68	$25
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	December 31, 2016
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$204	$3	$—
Equity contracts	21,545	378	49
Foreign exchange contracts	1,362	43	16
Interest rate contracts	35,444	530	108
		954	173
Counterparty netting(1)		(161)	(161)
Cash collateral netting(1)		(685)	(15)
Securities collateral netting(1)		(52)	—
Net receivables/payables		$56	$(3)
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

Continuing operations: As of December 31, 2017, the Company held $174 and $73 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $154 and $234 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, the Company delivered $233 of securities and held $38 of securities as collateral. As of December 31, 2016, the Company delivered $276 of securities and held $20 of securities as collateral.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Businesses held for sale: As of December 31, 2017, the Company held $666 and $22 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2016, the Company held $655 and $23 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of December 31, 2017, the Company delivered $477 of securities and held $34 of securities as collateral. As of December 31, 2016, the Company delivered $477 of securities and held $52 of securities as collateral.

Net realized gains (losses) on derivatives from continuing operations were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$1	$1	$1
Foreign exchange contracts	26	2	2
Fair value hedges:
Interest rate contracts	—	(3)	(6)
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	1	35	(56)
Foreign exchange contracts	(8)	(4)	6
Equity contracts	61	(11)	(18)
Credit contracts	17	12	3
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(18)	(19)	(16)
Within products(2)	(22)	9	(46)
Within reinsurance agreements(3)	(57)	(25)	125
Total	$1	$(3)	$(5)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Consolidated Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Consolidated Statements of Operations.

Net realized gains (losses) on derivatives from discontinued operations were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts	$10	$1	$1
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	125	(6)	137
Foreign exchange contracts	(38)	91	56
Equity contracts	(1,376)	(1,145)	(277)
Credit contracts	—	(15)	1
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	(5)	(5)	(5)
Within products	203	324	39
Total	$(1,081)	$(755)	$(48)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of December 31, 2017, the fair values of credit default swaps of $26 and $10 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2016, the fair values of credit default swaps of $30 and $16 were included in Derivatives assets and Derivatives liabilities, respectively, on the Consolidated Balance Sheets. As of December 31, 2017, the maximum potential future net exposure to the Company was $1,516 on credit default swap protection sold. As of December 31, 2016, the maximum potential future net exposure to the Company was $1,516, net of purchased protection of $500 on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

5.    Fair Value Measurements (excluding Consolidated Investment Entities)

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,921	$601	$—	$2,522
U.S. Government agencies and authorities	—	275	—	275
State, municipalities and political subdivisions	—	1,913	—	1,913
U.S. corporate public securities	—	23,201	57	23,258
U.S. corporate private securities	—	4,706	1,127	5,833
Foreign corporate public securities and foreign governments(1)	—	5,705	11	5,716
Foreign corporate private securities(1)	—	4,992	169	5,161
Residential mortgage-backed securities	—	4,482	42	4,524
Commercial mortgage-backed securities	—	2,687	17	2,704
Other asset-backed securities	—	1,436	92	1,528
Total fixed maturities, including securities pledged	1,921	49,998	1,515	53,434
Equity securities, available-for-sale	278	—	102	380
Derivatives:
Interest rate contracts	—	173	—	173
Foreign exchange contracts	—	—	—	—
Equity contracts	—	44	154	198
Credit contracts	—	21	5	26
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,277	38	—	3,315
Assets held in separate accounts	72,535	5,059	11	77,605
Total assets	$78,011	$55,333	$1,787	$135,131
Percentage of Level to total	58%	41%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$40	$40
IUL	—	—	159	159
GMWBL/GMWB/GMAB	—	—	10	10
Stabilizer and MCGs	—	—	97	97
Other derivatives:
Interest rate contracts	—	58	—	58
Foreign exchange contracts	—	62	—	62
Equity contracts	—	19	—	19
Credit contracts	—	10	—	10
Embedded derivative on reinsurance	—	129	—	129
Total liabilities	$—	$278	$306	$584
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$993	$8	$—	$1,001
U.S. Government agencies and authorities	—	32	—	32
State, municipalities and political subdivisions	—	587	—	587
U.S. corporate public securities	—	9,760	22	9,782
U.S. corporate private securities	—	2,524	503	3,027
Foreign corporate public securities and foreign governments(1)	—	2,825	—	2,825
Foreign corporate private securities(1)	—	2,500	83	2,583
Residential mortgage-backed securities	—	1,889	32	1,921
Commercial mortgage-backed securities	—	1,067	10	1,077
Other asset-backed securities	—	498	47	545
Total fixed maturities, including securities pledged	993	21,690	697	23,380
Equity securities, available-for-sale	12	—	11	23
Derivatives:
Interest rate contracts	—	470	—	470
Foreign exchange contracts	—	—	—	—
Equity contracts	19	918	106	1,043
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,111	212	—	1,323
Assets held in separate accounts	28,894	—	—	28,894
Total assets	$31,029	$23,291	$814	$55,134
Percentage of Level to total	56%	42%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,242	$2,242
GMWBL/GMWB/GMAB	—	—	1,158	1,158
Other derivatives:
Interest rate contracts	—	88	—	88
Foreign exchange contracts	—	24	—	24
Equity contracts	2	651	11	664
Credit contracts	—	6	—	6
Total liabilities	$2	$769	$3,411	$4,182

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,944	$611	$—	$2,555
U.S. Government agencies and authorities	—	268	—	268
State, municipalities and political subdivisions	—	1,631	—	1,631
U.S. corporate public securities	—	23,405	12	23,417
U.S. corporate private securities	—	4,224	913	5,137
Foreign corporate public securities and foreign governments(1)	—	5,373	12	5,385
Foreign corporate private securities(1)	—	4,803	305	5,108
Residential mortgage-backed securities	—	4,821	57	4,878
Commercial mortgage-backed securities	—	2,339	16	2,355
Other asset-backed securities	—	1,081	53	1,134
Total fixed maturities, including securities pledged	1,944	48,556	1,368	51,868
Equity securities, available-for-sale	164	—	94	258
Derivatives:
Interest rate contracts	—	554	—	554
Foreign exchange contracts	—	58	—	58
Equity contracts	—	18	77	95
Credit contracts	—	19	11	30
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	2,949	124	—	3,073
Assets held in separate accounts	61,397	4,783	5	66,185
Total assets	$66,454	$54,112	$1,555	$122,121
Percentage of Level to total	55%	44%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$42	$42
IUL	—	—	81	81
GMWBL/GMWB/GMAB	—	—	18	18
Stabilizer and MCGs	—	—	150	150
Other derivatives:
Interest rate contracts	1	246	—	247
Foreign exchange contracts	—	34	—	34
Equity contracts	—	—	—	—
Credit contracts	—	—	16	16
Embedded derivative on reinsurance	—	79	—	79
Total liabilities	$1	$359	$307	$667
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,327	$9	$—	$1,336
U.S. Government agencies and authorities	—	30	—	30
State, municipalities and political subdivisions	—	505	—	505
U.S. corporate public securities	—	10,265	10	10,275
U.S. corporate private securities	—	2,265	406	2,671
Foreign corporate public securities and foreign governments(1)	—	2,694	—	2,694
Foreign corporate private securities(1)	—	2,542	136	2,678
Residential mortgage-backed securities	—	1,921	15	1,936
Commercial mortgage-backed securities	—	996	8	1,004
Other asset-backed securities	—	310	31	341
Total fixed maturities, including securities pledged	1,327	21,537	606	23,470
Equity securities, available-for-sale	11	—	5	16
Derivatives:
Interest rate contracts	—	531	—	531
Foreign exchange contracts	—	43	—	43
Equity contracts	23	342	34	399
Credit contracts	—	3	—	3
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,377	65	5	1,447
Assets held in separate accounts	30,934	—	—	30,934
Total assets	$33,672	$22,521	$650	$56,843
Percentage of Level to total	59%	40%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$1,987	$1,987
GMWBL/GMWB/GMAB	—	—	1,512	1,512
Other derivatives:
Interest rate contracts	1	107	—	108
Foreign exchange contracts	—	16	—	16
Equity contracts	1	49	—	50
Credit contracts	—	—	—	—
Total liabilities	$2	$172	$3,499	$3,673

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

Broker quotes and prices obtained from pricing services are reviewed and validated through an internal valuation committee price variance review, comparisons to internal pricing models, back testing to recent trades or monitoring of trading volumes. As of December 31, 2017, $1.1 billion and $42.1 billion of a total fair value of $53.4 billion in fixed maturities, including securities pledged, related to continuing operations were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. As of December 31, 2017, $0.5 billion and $17.6 billion of a total fair value of $23.4 billion in fixed maturities, including securities pledged, related to businesses held for sale were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balances in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing. As of December 31, 2016, $1.1 billion and $41.3 billion of a total fair value of $51.9 billion in fixed maturities, including securities pledged, related to continuing operations were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. As of December 31, 2016, $0.5 billion and $18.0 billion of a total fair value of $23.4 billion in fixed maturities, including securities pledged, related to businesses held for sale were valued using unadjusted broker quotes and unadjusted prices obtained from pricing services, respectively, and verified through the review process. The remaining balances in fixed maturities consisted primarily of privately placed bonds valued using matrix-based pricing.

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

Guaranteed benefit derivatives: The Company records reserves for annuity contracts containing GMWBL, GMWB and GMAB riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2017 and 2016. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities from continuing operations and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$—	$29	$—	$—	$(2)	$18	$—	$57	$—
U.S. corporate private securities	913	—	16	128	—	(5)	(40)	130	(15)	1,127	—
Foreign corporate public securities and foreign governments(1)	12	—	(1)	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	305	(14)	(46)	57	—	(1)	(44)	—	(88)	169	(14)
Residential mortgage-backed securities	57	(14)	1	5	—	(8)	(1)	2	—	42	(14)
Commercial mortgage-backed securities	16	—	—	17	—	—	—	—	(16)	17	—
Other asset-backed securities	53	—	1	72	—	—	(3)	—	(31)	92	—
Total fixed maturities including securities pledged	1,368	(28)	(29)	308	—	(14)	(90)	150	(150)	1,515	(28)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$94	$—	$2	$8	$—	$(2)	$—	$—	$—	$102	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(42)	(2)	—	—	(1)	—	5	—	—	(40)	—
IUL(2)	(81)	(87)	—	—	(35)	—	44	—	—	(159)	—
GMWBL/GMWB/GMAB(2)	(18)	10	—	—	(2)	—	—	—	—	(10)	—
Stabilizer and MCGs(2)	(150)	57	—	—	(4)	—	—	—	—	(97)	—
Other derivatives, net	72	78	—	31	—	—	(22)	—	—	159	87
Assets held in separate accounts(5)	5	—	—	18	—	(3)	—	2	(11)	11	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$1	$15	$—	$(10)	$—	$6	$—	$22	$—
U.S. corporate private securities	406	—	9	71	—	(1)	(16)	44	(10)	503	—
Foreign corporate private securities(1)	136	(10)	(21)	13	—	—	(14)	—	(21)	83	(10)
Residential mortgage-backed securities	15	(3)	(1)	22	—	—	(1)	—	—	32	(3)
Commercial mortgage-backed securities	8	—	—	10	—	—	—	—	(8)	10	—
Other asset-backed securities	31	—	—	38	—	—	(2)	1	(21)	47	—
Total fixed maturities including securities pledged	606	(13)	(12)	169	—	(11)	(33)	51	(60)	697	(13)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$5	$—	$1	$5	$—	$—	$—	$—	$—	$11	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987)	(297)	—	—	(153)	—	195	—	—	(2,242)	—
GMWBL/GMWB/GMAB(2)	(1,512)	500	—	—	(146)	—	—	—	—	(1,158)	—
Other derivatives, net	34	133	—	41	—	—	(117)	4	—	95	57
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5	—	—	—	—	(5)	—	—	—	—	—
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
(4) For financial instruments still held as of December 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities from continuing operations and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$6	$—	$—	$—	$—	$(1)	$(2)	$9	$—	$12	$—
U.S. corporate private securities	720	—	4	302	—	(23)	(135)	63	(18)	913	—
Foreign corporate public securities and foreign governments(1)	12	—	—	—	—	—	—	—	—	12	—
Foreign corporate private securities(1)	294	(2)	12	—	—	—	(52)	61	(8)	305	(2)
Residential mortgage-backed securities	76	(5)	(1)	—	—	(12)	(1)	—	—	57	(12)
Commercial mortgage-backed securities	19	(1)	1	4	—	—	(7)	1	(1)	16	(1)
Other asset-backed securities	33	—	1	31	—	—	(3)	1	(10)	53	—
Total fixed maturities including securities pledged	1,160	(8)	17	337	—	(36)	(200)	135	(37)	1,368	(15)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2016 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$92	$—	$2	$—	$—	$—	$—	$—	$—	$94	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(41)	(3)	—	—	(1)	—	3	—	—	(42)	—
IUL(2)	(53)	(12)	—	—	(29)	—	13	—	—	(81)	—
GMWBL/GMWB/GMAB(2)	(24)	9	—	—	(3)	—	—	—	—	(18)	—
Stabilizer and MCGs(2)	(161)	15	—	—	(4)	—	—	—	—	(150)	—
Other derivatives, net	47	9	—	26	—	—	(10)	—	—	72	25
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	—	—	—	—	—	—	—	—
Assets held in separate accounts(5)	4	—	—	3	—	—	—	2	(4)	5	—
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the period indicated:

	Year Ended December 31, 2016
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$1	$—	$—	$—	$—	$(1)	$(1)	$11	$—	$10	$—
U.S. corporate private securities	321	—	3	127	—	(14)	(42)	18	(7)	406	—
Foreign corporate public securities and foreign governments(1)	1	(1)	—	—	—	—	—	—	—	—	(1)
Foreign corporate private securities(1)	136	(1)	8	—	—	—	(23)	19	(3)	136	(1)
Residential mortgage-backed securities	21	(3)	—	—	—	(3)	—	—	—	15	(3)
Commercial mortgage-backed securities	12	—	—	—	—	—	(4)	—	—	8	—
Other asset-backed securities	11	—	—	14	—	—	(3)	9	—	31	—
Total fixed maturities including securities pledged	503	(5)	11	141	—	(18)	(73)	57	(10)	606	(5)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Year Ended December 31, 2016 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of December 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,779)	(160)	—	—	(237)	—	189	—	—	(1,987)	—
GMWBL/GMWB/GMAB(2)	(1,849)	484	—	—	(148)	—	1	—	—	(1,512)	—
Other derivatives, net	6	4	—	27	—	—	(3)	—	—	34	28
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	—	—	—	5		—	—	—	—	5	—
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
(4) For financial instruments still held as of December 31 amounts are included in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the years ended December 31, 2017 and 2016, the transfers in and out of Level 3 for fixed maturities, other derivatives and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements for continuing operations and businesses held for sale as of December 31, 2017:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 16%		—		—		0.1% to 6.3%
Correlations between:
Equity Funds	-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		—		—		—
Nonperformance risk	0.02% to 1.1%		0.02% to 1.1%		0.02% to 0.54%		0.02% to 1.1%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 3.4%	(2)	0.5% to 7%		—		—
Lapses	0.1% to 15.3%	(3)(4)	0% to 56%	(3)	2% to 10%		0 % to 50%	(5)
Policyholder Deposits(6)	—		—		—		0 % to 50%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

(2)
Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 45% are taking systematic withdrawals. The Company assumes that at least 70% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 95. The utilization function varies by policyholder age, policy duration and tax status. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2017. Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

	Account Values ($ in billions)
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.5	$0.2	$1.7	9.0
60-69	5.0	0.6	5.6	3.7
70+	6.0	0.7	6.7	2.4
	$12.5	$1.5	$14.0	4.4
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and policies the Company assumes will never withdraw until age 95.

(3)
Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.

(4)
The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2017. Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMWBL/GMWB/GMAB
	Moneyness	Account Value ($ in billions)	Lapse Range
During Surrender Charge Period
	In the Money**	$0.2	0.1% to 4.8%
	Out of the Money	0.1	0.6% to 5.2%
Shock Lapse Period
	In the Money**	$1.5	1.7% to 13.9%
	Out of the Money	0.2	13.9% to 15.3%
After Surrender Charge Period
	In the Money**	$10.7	0.9% to 6.4%
	Out of the Money	1.7	6.4% to 7.1%
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements for continuing operations and businesses held for sale as of December 31, 2016:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 18%		—		—		0.1% to 7.5%
Correlations between:
Equity Funds	-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		—		—		—
Nonperformance risk	0.25% to 1.6%		0.25% to 1.6%		0.25% to 0.69%		0.25% to 1.6%
Actuarial Assumptions:
Benefit Utilization	85% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 3.4%	(2)	0% to 10%		—		—
Lapses	0.12% to 12.4%	(3) (4)	0% to 60%	(3)	2% to 10%		0 % to 50%	(5)
Policyholder Deposits(6)	—		—		—		0 % to 50%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 40% are taking systematic withdrawals. The Company assumes that at least 85% of all policies will begin systematic withdrawals either immediately or after a delay period,with 100% utilizing by age 100. The utilization function varies by policyholder age and policy duration. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money". The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of December 31, 2016. Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

	Account Values ($ in billions)
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.9	$—	$1.9	9.9
60-69	5.7	0.1	5.8	4.9
70+	5.8	0.1	5.9	3.0
	$13.4	$0.2	$13.6	5.5
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

(4)
The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of December 31, 2016. Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

		GMWBL/GMWB/GMAB
	Moneyness	Account Value ($ in billions)	Lapse Range
During Surrender Charge Period
	In the Money**	$2.0	0.1% to 4.6%
	Out of the Money	—	0.6% to 4.8%
Shock Lapse Period
	In the Money**	2.8	2.4% to 11.8%
	Out of the Money	—	11.8% to 12.4%
After Surrender Charge Period
	In the Money**	$8.7	1.4% to 6.8%
	Out of the Money	0.6	6.8% to 7.1%
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Other Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments from continuing operations as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$53,434	$53,434	$51,868	$51,868
Equity securities, available-for-sale	380	380	258	258
Mortgage loans on real estate	8,686	8,748	8,003	8,185
Policy loans	1,888	1,888	1,943	1,943
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,315	3,315	3,073	3,073
Derivatives	397	397	737	737
Notes receivable(1)	350	445	350	432
Other investments	47	55	47	57
Assets held in separate accounts	77,605	77,605	66,185	66,185
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	33,986	38,553	33,871	38,368
Funding agreements with fixed maturities and guaranteed investment contracts	501	501	473	470
Supplementary contracts, immediate annuities and other	1,275	1,285	1,330	1,337
Derivatives:
Guaranteed benefit derivatives:
FIA	40	40	42	42
IUL	159	159	81	81
GMWBL/GMWB/GMAB	10	10	18	18
Stabilizer and MCGs	97	97	150	150
Other derivatives	149	149	297	297
Short-term debt	337	337	—	—
Long-term debt	3,123	3,478	3,550	3,738
Embedded derivative on reinsurance	129	129	79	79
(1) Included in Other assets on the Consolidated Balance Sheets.
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments related to businesses held for sale as of the dates indicated:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$23,380	$23,380	$23,470	$23,470
Equity securities, available-for-sale	23	23	16	16
Mortgage loans on real estate	4,212	4,215	3,722	3,776
Policy loans	17	17	19	19
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,323	1,323	1,447	1,447
Derivatives	1,514	1,514	976	976
Other investments	34	34	—	—
Assets held in separate accounts	28,894	28,894	30,934	30,934
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	19,272	18,901	19,443	19,193
Funding agreements with fixed maturities and guaranteed investment contracts	601	601	—	—
Supplementary contracts, immediate annuities and other	2,651	2,908	2,549	2,783
Derivatives:
Guaranteed benefit derivatives:
FIA	2,242	2,242	1,987	1,987
GMWBL/GMWB/GMAB	1,158	1,158	1,512	1,512
Other derivatives	782	782	174	174
Notes payable	350	445	350	432
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

Notes receivable: Estimated fair value of the Company’s notes receivable is determined primarily using matrix-based pricing. The model considers the current level of risk-free interest rates, credit quality of the issuer and cash flow characteristics of the security model and is classified as Level 2.

Other investments: Primarily Federal Home Loan Bank ("FHLB") stock which is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value and is classified as Level 2.

Investment contract liabilities:

Funding agreements without fixed maturities and deferred annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

Funding agreements with fixed maturities and guaranteed investment contracts: Fair value is estimated by discounting cash flows at rates that are risk-free rates plus an adjustment for nonperformance risk. These liabilities are classified as Level 2.

Supplementary contracts and immediate annuities: Fair value is estimated as the present value of expected cash flows associated with the contract liabilities discounted using risk-free rates plus an adjustment for nonperformance risk. The valuation is consistent with current market parameters. Margins for non-financial risks associated with the contract liabilities are also included. These liabilities are classified as Level 3.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following table presents a rollforward of DAC and VOBA for the periods indicated:

	DAC	VOBA		Total
Balance at January 1, 2015	$3,013	$665		$3,678
Deferrals of commissions and expenses	260	10		270
Amortization:
Amortization, excluding unlocking	(443)	(163)		(606)
Unlocking(1)	(39)	(6)		(45)
Interest accrued	192	82	(2)	274
Net amortization included in Consolidated Statements of Operations	(290)	(87)		(377)
Change in unrealized capital gains/losses on available-for-sale securities	441	409		850
Balance at December 31, 2015	3,424	997		4,421
Deferrals of commissions and expenses	255	9		264
Amortization:
Amortization, excluding unlocking	(384)	(144)		(528)
Unlocking(1)	(78)	(78)		(156)
Interest accrued	193	76	(2)	269
Net amortization included in Consolidated Statements of Operations	(269)	(146)		(415)
Change in unrealized capital gains/losses on available-for-sale securities	(224)	(49)		(273)
Balance as of December 31, 2016	3,186	811		3,997
Deferrals of commissions and expenses	234	8		242
Amortization:
Amortization, excluding unlocking	(418)	(152)		(570)
Unlocking(1)	(123)	(89)		(212)
Interest accrued	188	65	(2)	253
Net amortization included in Consolidated Statements of Operations	(353)	(176)		(529)
Change in unrealized capital gains/losses on available-for-sale securities	(249)	(87)		(336)
Balance as of December 31, 2017	$2,818	$556		$3,374

(1)
There was no loss recognition for DAC and VOBA during 2017 and 2015.There was loss recognition of DAC and VOBA of $3 and $4, respectively during 2016. Additionally, the 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.

(2)	Interest accrued at the following rates for VOBA: 4.0% to 7.4% during 2017, 4.1% to 7.5% during 2016 and 4.2% to 7.5% during 2015.

The estimated amount of VOBA amortization expense, net of interest, during the next five years is presented in the following table. Actual amortization incurred during these years may vary as assumptions are modified to incorporate actual results and/or changes in best estimates of future results.

Year	Amount
2018	$67
2019	53
2020	48
2021	44
2022	40

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

7.    Reserves for Future Policy Benefits and Contract Owner Account Balances

Future policy benefits and contract owner account balances were as follows as of December 31, 2017 and 2016:

	2017	2016
Future policy benefits:
Individual and group life insurance contracts	$8,857	$8,294
Product guarantees on universal life and deferred annuity contracts, and payout contracts with life contingencies	5,941	5,443
Accident and health	849	838
Total	$15,647	$14,575

Contract owner account balances:
Universal life-type contracts	14,561	14,626
Fixed annuities and payout contracts without life contingencies	34,949	35,014
GICs and other	$648	$633
Total	$50,158	$50,273

8.    Guaranteed Benefit Features

The Company issues UL and VUL contracts where the Company contractually guarantees to the contract owner a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"), and other provisions that would produce expected gains from the insurance benefit function followed by losses from that function in later years.

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

The Company’s retail variable annuity products, which the Company ceased new sales of in 2010, are substantially classified as discontinued operations in this Annual Report on Form 10-K. These products include separate account options and guarantee the contract owner a return of no less than (i) total deposits made to the contract less any partial withdrawals, (ii) total deposits made to the contract less any partial withdrawals plus a minimum return, or (iii) the highest contract value on a specified date minus any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates.

The Company also has certain indexed annuity products which contain guaranteed withdrawal benefit provisions that are classified as discontinued operations. This provision guarantees an annual withdrawal amount for life that is calculated as a percentage of the benefit base, which equals premium paid at the time of product issue, and can increase by a rollup percentage (mainly 7%, 6% or a percentage linked to indexed credits earned, depending on versions of the benefit) or annual ratchet. The percentage used to determine the guaranteed annual withdrawal amount may vary by age at first withdrawal and depends on whether the benefit is for a single life or joint lives.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The CBVA contracts, which are now substantially reported as discontinued operations, offer one or more of the following guaranteed death and living benefits:

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following assumptions and methodologies were used to determine the guaranteed reserves for CBVA contracts for continuing operations and businesses held for sale as of December 31, 2017 and 2016:

Area	Assumptions/Basis for Assumptions
Data used	Based on 1,000 investment performance scenarios.

Mean investment performance	GMDB: The overall blended mean is 7.8% based on a single fund group. GMIB: The overall blended mean is 8.1% based on a single fund group.
GMWBL/GMWB/GMAB: Zero rate curve.

Volatility	GMDB: 13.0% for 2017 and 14.2% for 2016.
GMIB: 14.3% for 2017 and 14.2% for 2016.
GMWBL/GMWB/GMAB: Implied volatilities through the first 5 years and then a blend of implied and historical thereafter.

Mortality	Depending on the type of benefit and gender, the Company uses the 2012 Individual Annuity Mortality Basic table with mortality improvement, further adjusted for company experience.

Lapse rates	Vary by benefit type, share class, time remaining in the surrender charge period and in-the-moneyness.

Discount rates	GMDB/GMIB: 5.5% for 2017 and 2016.
GMWBL/GMWB/GMAB: Zero rate curve plus adjustment for nonperformance risk.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The liabilities for UL contracts are recorded in the general account. The liabilities for VUL contracts are recorded in separate account liabilities. The liabilities related to the products of variable annuity contracts classified as businesses held for sale containing guaranteed minimum death and living benefits are recorded in Liabilities held for sale as follows as of December 31, 2017, and 2016. The separate account liabilities may include more than one type of guarantee. These liabilities are subject to the requirements for additional reserve liabilities under ASC Topic 944, which are recorded on the Consolidated Balance Sheets in Future policy benefits and Contract owner account balances. The paid and incurred amounts were as follows for the years ended December 31, 2017, 2016 and 2015:

	Continuing Operations			Businesses Held for Sale
	UL and VUL(1)	Stabilizer and MCGs(2)	Other(3)	GMDB(4)	GMWBL/GMWB/GMAB	GMIB
Separate account liability at December 31, 2017	$519	37,219	$2,308	$28,701	$14,112	$7,247
Separate account liability at December 31, 2016	$488	$37,577	$2,291	$30,839	$13,845	$9,806
Additional liability balance:
Balance at January 1, 2015	$1,095	$103	$54	$374	1,508	$1,136
Incurred guaranteed benefits	554	58	19	231	342	440
Paid guaranteed benefits	(452)	—	(3)	(89)	(1)	(162)
Balance at December 31, 2015	1,197	161	70	516	1,849	1,414
Incurred guaranteed benefits	614	(11)	5	128	(336)	449
Paid guaranteed benefits	(496)	—	(2)	(136)	(1)	(518)
Balance at December 31, 2016	1,315	150	73	508	1,512	1,345
Incurred guaranteed benefits	101	(53)	(28)	(15)	(354)	(629)
Paid guaranteed benefits	(235)	—	(1)	(107)	—	(83)
Balance at December 31, 2017	$1,181	$97	$44	$386	$1,158	$633
(1) The additional liability balances as of December 31, 2017, 2016, 2015 and as of January 1, 2015 are presented net of reinsurance of $1,304, $1,006, $935 and $874, respectively.
(2) The Separate account liability at December 31, 2017 and 2016 includes $30.0 billion of externally managed assets, which are not reported on the Company's Consolidated Balance Sheets.
(3) Includes GMDB/GMWBL/GMWB/GMAB/GMIB related to the Retained Business.
(4) The additional liability balances as of December 31, 2017, 2016, 2015 and as of January 1, 2015 are presented net of reinsurance of $22, $29, $33 and $31, respectively.

The Company also calculates additional liabilities for FIA contracts with guaranteed withdrawal benefits, which have all been classified as held for sale. The additional liability represents the expected value of these benefits in excess of the projected account balance, and is accreted based on assessments over the accumulation period of the contract. The additional liability for FIA guaranteed withdrawal benefits was $157 and $147, as of December 31, 2017 and 2016, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The net amount at risk for the GMDB, GMAB and GMWB benefits is equal to the guaranteed value of these benefits in excess of the account values. The net amount at risk for the GMIB and GMWBL benefits is equal to the excess of the present value of the minimum guaranteed annuity payments available to the contract owner over the current account value. The separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts classified as continuing operations and businesses held for sale were as follows as of December 31, 2017 and 2016:

	December 31, 2017
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Continuing operations:
Separate account value	$1,706	$26	$290	$286
Net amount at risk, net of reinsurance	$48	$1	$37	$3
Weighted average attained age	68	71	62	71
Businesses held for sale:
Separate account value	$28,701	$525	$7,247	$13,587
Net amount at risk, net of reinsurance	$3,929	$11	$1,656	$1,573
Weighted average attained age	71	74	64	69

	December 31, 2016
	In the Event of Death	At Annuitization, Maturity, or Withdrawal
	GMDB	GMAB/GMWB	GMIB	GMWBL
Annuity Contracts:
Minimum Return or Contract Value
Continuing operations:
Separate account value	$1,674	$30	$304	$283
Net amount at risk, net of reinsurance	$59	$1	$60	$9
Weighted average attained age	68	68	62	70
Businesses held for sale:
Separate account value	$30,839	$534	$9,807	$13,311
Net amount at risk, net of reinsurance	$5,504	$14	$2,886	$2,201
Weighted average attained age	71	73	63	68
The net amount at risk for the secondary guarantees is equal to the current death benefit in excess of the account values. The general and separate account values, net amount at risk, net of reinsurance and the weighted average attained age of contract owners by type of minimum guaranteed benefit for UL and VUL contracts within the continuing operations were as follows as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Secondary Guarantees	Paid-up Guarantees	Secondary Guarantees	Paid-up Guarantees
UL and VUL Contracts:
Account value (general and separate account)	$3,234	$—	$3,262	$—
Net amount at risk, net of reinsurance	$16,485	$—	$16,372	$—
Weighted average attained age	64	—	63	—

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Account balances of contracts with guarantees invested in variable separate accounts were as follows as of December 31, 2017 and 2016:

	Continuing Operations		Businesses Held for Sale
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Equity securities (including mutual funds):
Equity funds	$2,262	$2,127	$21,124	$22,368
Bond funds	243	259	3,109	3,540
Balanced funds	403	400	4,045	4,385
Money market funds	60	70	350	464
Other	15	15	73	83
Total	$2,983	$2,871	$28,701	$30,840

In addition, the aggregate fair value of fixed income securities supporting separate accounts with Stabilizer benefits as of December 31, 2017 and 2016 was $8.0 billion and $7.2 billion, respectively.

9.    Reinsurance

The Company has reinsurance treaties covering a portion of the mortality risks and guaranteed death and living benefits under its life insurance contracts. The Company remains liable to the extent its reinsurers do not meet their obligations under the reinsurance agreements.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Balance Sheets is as follows as of the periods indicated:

	December 31, 2017
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$110	$405	$(449)	$66
Reinsurance recoverable	—	—	7,566	7,566
Total	$110	$405	$7,117	$7,632

Liabilities
Future policy benefits and contract owner account balances	$62,005	$3,800	$(7,566)	$58,239
Liability for funds withheld under reinsurance agreements	791	—	—	791
Total	$62,796	$3,800	$(7,566)	$59,030

	December 31, 2016
	Direct	Assumed	Ceded	Total, Net of Reinsurance
Assets
Premiums receivable	$105	$358	$(404)	$59
Reinsurance recoverable	—	—	7,228	7,228
Total	$105	$358	$6,824	$7,287

Liabilities
Future policy benefits and contract owner account balances	$61,566	$3,282	$(7,228)	$57,620
Liability for funds withheld under reinsurance agreements	729	—	—	729
Total	$62,295	$3,282	$(7,228)	$58,349

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Information regarding the effect of reinsurance on the Consolidated Statement of Operations is as follows for the periods indicated:

	Year ended December 31,
	2017	2016	2015
Premiums:
Direct premiums	$2,606	$3,284	$2,975
Reinsurance assumed	1,192	1,222	1,191
Reinsurance ceded	(1,677)	(1,711)	(1,612)
Net premiums	$2,121	$2,795	$2,554

Fee income:
Gross fee income	$2,628	$2,472	$2,471
Reinsurance ceded	(1)	(1)	(1)
Net fee income	$2,627	$2,471	$2,470

Interest credited and other benefits to contract owners / policyholders:
Direct interest credited and other benefits to contract owners / policyholders	$5,124	$5,859	$5,399
Reinsurance assumed	1,929	1,213	1,068
Reinsurance ceded(1)	(2,417)	(1,758)	(1,769)
Net interest credited and other benefits to contract owners / policyholders	$4,636	$5,314	$4,698
(1) Includes $491, $482 and $453 for amounts paid to reinsurers in connection with the Company's UL contracts for the years ended December 31, 2017, 2016 and 2015, respectively.

Effective October 1, 1998, the Company disposed of a block of its individual life insurance business under an indemnity reinsurance arrangement with a subsidiary of Lincoln National Corporation ("Lincoln") for $1.0 billion. Under the agreement, Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains obligated to contract owners. The Lincoln subsidiary established a trust to secure its obligations to the Company under the reinsurance transaction. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $1.5 billion and $1.6 billion as of December 31, 2017 and 2016, respectively, is related to the reinsurance recoverable from the subsidiary of Lincoln under this reinsurance agreement.

Effective January 1, 2009, the Company executed a Master Asset Purchase Agreement (the "MPA") with respect to its individual reinsurance business whereby the Company recaptured business then-reinsured to Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited and Scottish Re (Dublin) Limited and immediately ceded 100% of such business to Hannover Re on a modified coinsurance, funds withheld, and coinsurance basis. Prior to September 24, 2015 the Company was obligated to maintain collateral for the statutory reserve requirements on the business transferred from the Company to Hannover Re or until Hannover Re elected the option to implement its own facility providing collateral for reinsurance between Security Life of Denver Insurance Company ("SLD") and Security Life of Denver International Limited ("SLDI") ("Hannover Re Buyer Facility Agreement"). Hannover Re exercised this election and consequently, on September 24, 2015, the Company entered into a Hannover Re Buyer Facility Agreement with Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited, Hannover Ruck SE and SLDI ("Buyer Facility Agreement"). Under the Buyer Facility Agreement, the existing collateral, provided by SLDI through LOCs and a collateral note supporting the reserves on the Hannover Re block, was replaced by a $2.9 billion senior unsecured floating rate note issued by Hannover Ruck SE and deposited into a reserve credit trust established by SLDI for the benefit of SLD. Consequently, the Company has no remaining collateral requirement as of December 31, 2017 and December 31, 2016 with respect to collateral provided by SLDI for the benefit of SLD. Of the Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets, $2.9 billion and $1.9 billion as of December 31, 2017 and 2016, respectively, is related to the reinsurance recoverable from Hannover Re under the MPA.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Effective October 1, 2014, the Company disposed of an in-force block of term life insurance policies to RGA Reinsurance Company, a subsidiary of Reinsurance Group of America, Inc., ("RGA") under an indemnity reinsurance arrangement for $448. Under the agreement, RGA contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. As of December 31, 2017 and 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to the Term Life Coinsurance Agreement was $542 and $499, respectively.

Effective April 1, 2015, the Company disposed of, via reinsurance, retained group reinsurance policies to Enstar Group Ltd. for $305. In connection with this transaction, the Company recognized a loss of $39, primarily related to intent impairments of assets included in the transaction and other transactions costs. As of December 31, 2017 and 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to this transaction was $164 and $198, respectively.

Effective October 1, 2015, the Company disposed of, via reinsurance, an in-force block of term life insurance policies to RGA Reinsurance Company for $419. Under the terms of the agreement, RGA Reinsurance Company contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to policyholders. The Company recognized a loss of $110, composed of $14 in Net realized capital gains on assets included in the transaction, $4 in Other-than-temporary impairments related to intent and $120 of transaction and ongoing expenses recorded in Operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2015. As of December 31, 2017 and 2016, the reinsurance recoverable within Premium receivable and reinsurance recoverable on the Consolidated Balance Sheets related to this agreement was $458 and $452, respectively.

10.    Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of cost over the estimated fair value of net assets acquired. As of December 31, 2017 and 2016, the Company had $31 in goodwill, which was related to the Investment Management segment. There is no accumulated impairment balance associated with this goodwill. The Company performs a goodwill impairment analysis annually as of October 1 and more frequently if facts and circumstances indicate that goodwill may be impaired.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table presents other intangible assets as of the dates indicated:

	Weighted Average Amortization Lives	December 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Management contract rights	20 years	$550	$477	$73	$550	$449	$101
Customer relationship lists	20 years	116	76	40	116	68	48
Computer software	3 years	382	340	42	356	317	39
Total intangible assets		$1,048	$893	$155	$1,022	$834	$188

Amortization expense related to intangible assets was $62, $63 and $59 for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated amortization of intangible assets are as follows:

Year	Amount
2018	$55
2019	46
2020	30
2021	9
2022	6
Thereafter	9

Amortization of intangible assets is included in the Consolidated Statements of Operations in Operating expenses.

The Company does not have any indefinite-lived intangibles other than goodwill.

11.    Share-based Incentive Compensation Plans

ING U.S., Inc. 2013 Omnibus Employee Incentive Plan and Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). At inception of the 2013 Omnibus Plan, a total of 7,650,000 shares of Company common stock were reserved and available for issuance under the plan. As of December 31, 2017, common stock reserved and available for issuance under the 2013 Omnibus Plan was 344,885 shares. The 2013 Omnibus Plan is no longer actively used for new grants of equity-based compensation awards.

The 2014 Omnibus Plan was adopted by the Company's Board of Directors and approved by shareholders in 2014, and has substantially the same terms as the 2013 Omnibus Plan, except for certain changes intended to allow certain performance-based compensation awards to comply with the criteria for tax deductibility set forth in Section 162(m) of the Internal Revenue Code. The 2014 Omnibus Plan provides for 17,800,000 shares of common stock to be available for issuance as equity-based compensation awards. As of December 31, 2017, common stock reserved and available for issuance under the 2014 Omnibus Plan was 7,862,649 shares.

The 2013 Omnibus Plan and the 2014 Omnibus Plan (together, the "Omnibus Plans") each permit the granting of a wide range of equity-based awards, including RSUs, which represent the right to receive a number of shares of Company common stock upon vesting; restricted stock, which are shares of Company stock that are issued subject to sale and transfer restrictions until the vesting conditions are met; PSUs, which are RSUs subject to certain performance-based vesting conditions, and under which the number of shares of common stock delivered upon vesting varies with the level of achievement of performance criteria; and stock options.

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

During each of the years ended December 31, 2017, 2016 and 2015 the Company awarded RSUs and PSUs to its employees under the Omnibus Plans. The PSU awards entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions. The establishment and the achievement of performance objectives are determined and approved by the Committee. Except under certain termination conditions, RSUs and PSUs generally vest no earlier than one year from the date of the award and no later than three years from the date of the award. In the case of retirement (eligibility for which is based on the employee's age and years of service as provided in the relevant award agreement), awards vest in full, but subject to the satisfaction of any applicable performance criteria.

In December 2015, the Company also awarded contingent stock options under the 2014 Omnibus Plan. These options are subject to vesting conditions based on the achievement of specified performance measures, and generally become exercisable one year following satisfaction of the relevant vesting condition. The options have a term of ten years from the grant date. During the year ended December 31, 2017, all outstanding options vested as the necessary performance conditions were satisfied. The vested options are generally subject to a one year holding period from the dates of vesting and have an exercise price of $37.60 per share

If an award under the Omnibus Plans is forfeited, expired, terminated or otherwise lapses, the shares of Company common stock underlying that award will again become available for issuance. Shares withheld by the Company to pay employee taxes, or which are withheld by or tendered to the Company to pay the exercise price of stock options (or are repurchased from an option holder by the Company with proceeds from the exercise of stock options) are not available for reissuance.

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

During the years ended December 31, 2017, 2016, and 2015, the Company granted 27,261, 34,758 and 19,913 RSUs, respectively, to certain of its non-employee directors. The awards granted in 2017 vest in full on the first anniversary of the grant date, and the awards granted in 2016 and 2015 vest one-third on each of the first, second and third anniversary of the grant date, in each case provided that the grantee remains a director of the Company on the relevant vesting date; however, no shares are delivered in connection with the RSUs until such time as the director's service on the Board is terminated.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Compensation Cost

The fair value of stock options was estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2015:

Expected volatility	28.6%
Expected term (in years)	6.02
Strike price	$37.60
Risk-free interest rate	2.1%
Expected dividend yield	0.11%
Weighted average estimated fair value	$11.89

The vesting of the stock options was contingent on the satisfaction of performance conditions on or before December 31, 2018; the Company assumed for purposes of the award's fair value that such conditions would be met in full prior to such date. The Company utilized the Simplified Method for the Expected term calculations. At the time of grant, the Company did not have historical exercises on which to base its own estimate. Additionally, exercise data relating to employees of comparable companies was not easily obtainable. Furthermore, because the Company did not have historical stock prices for a period at least equal to the expected term, the Company estimated volatility using a weighted-average consisting 70% of historical peer group volatility and 30% of the historical volatility of the Company common stock. The contractual term for exercising the options is ten years.

The fair value of the TSR component of the PSU awards was estimated using a Monte Carlo simulation. The following is a summary of the significant assumptions used to calculate the fair value of the TSR component of the PSU awards granted during the periods indicated:

	2017	2016
Expected volatility of the Company's common stock	26.67%	24.37%
Average expected volatility of peer companies	27.43%	25.63%
Expected term (in years)	2.86	2.82
Risk-free interest rate	1.45%	1.05%
Expected dividend yield	—%	—%
Average correlation coefficient of peer companies	68%	61%

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans, Director Plan, Phantom Plan and ING Group share-based compensation plans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
RSUs	$57	$62	$54
PSU awards	44	32	37
Stock options	16	14	1
Other (1)	1	2	15
Total	118	110	107
Income tax benefit	39	38	37
Share-based compensation	$79	$72	$70
(1) Includes compensation cost for legacy plans, under which no new awards are being issued.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following tables summarize the number of awards under the Omnibus Plans for the periods indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards(1)		Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	3.3	$35.02	1.5		$28.88
Adjusted for PSU performance factor	N/A	N/A	—	*	31.45
Granted	1.4	42.30	1.2		42.32
Vested	(1.6)	34.86	(0.4)		31.34
Forfeited	(0.1)	36.86	(0.1)		34.00
Outstanding at December 31, 2017	3.0	$38.42	2.2		$35.53

Awards expected to vest as of December 31, 2017	3.0	$38.42	2.2		$35.53
* Less than 0.1.
(1)Based upon performance through December 31, 2017, recipients of performance awards would be entitled to between 125.0% and 131.0% of shares at the vesting date depending on the year of grant. The performance awards are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

	Stock Options
(awards in millions)	Number of Awards	Weighted Average Exercise Price
Outstanding as of January 1, 2017	3.3	$37.60
Granted	—	—
Exercised	—	—
Forfeited	(0.3)	37.60
Outstanding as of December 31, 2017	3.0	$37.60
Vested, not exercisable, as of December 31, 2017	3.0	$37.60
Vested, exercisable, as of December 31, 2017	—	—

	RSUs	PSU Awards	Stock Options
Unrecognized compensation cost	$34	$35	$5
Expected remaining weighted-average period of expense recognition (in years)	1.5	1.8	0.5

The total grant date fair value of shares vested for the year ended December 31, 2017 was $54, $12 and $36 for RSUs, PSUs and stock options, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

12.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2015	263.7		21.8	241.9
Common Shares issued	—		—	—
Common Shares acquired - share repurchase	—		34.3	(34.3)
Share-based compensation programs	1.6		0.1	1.5
Balance, December 31, 2015	265.3		56.2	209.1
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		17.0	(17.0)
Share-based compensation programs	2.7		0.2	2.5
Balance, December 31, 2016	268.0		73.4	194.6
Common Shares issued	—	*	—	—	*
Common Shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation programs	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
* Less than 0.1.

Share Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock. These authorizations permit stock repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, accelerated repurchase, or automatic repurchase transactions, or tender offers. Share repurchase authorizations typically expire if unused by a prescribed date.
On November 3, 2016, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $200 during the fourth quarter of 2016 and received delivery of 5,216,025 shares during the first quarter of 2017.

On March 9, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $150 and received delivery of 3,986,647 shares during the second quarter of 2017.

On October 26, 2017, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $800. On February 1, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. The current share repurchase authorization expires on December 31, 2018 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On December 26, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $500 and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. The transaction is scheduled to terminate during the first quarter of 2018, at which time additional shares may be delivered or returned depending on the daily volume-weighted average prices of the Company’s common stock. The initial delivery of shares was recorded as treasury stock in the Company’s Consolidated Balance Sheets. As of December 31, 2017, any additional shares to be delivered upon final settlement represent a forward contract and were recorded to Additional paid-in capital. The Company reflected the initial shares delivered pursuant to the arrangement as a repurchase of common stock for purposes of calculating earnings per share.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. As of December 31, 2017, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

13.     Earnings per Common Share

The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

(in millions, except for per share data)	Year Ended December 31,
Earnings	2017	2016	2015
Net income (loss) available to common shareholders
Income (loss) from continuing operations	$(212)	$39	$392
Less: Net income (loss) attributable to noncontrolling interest	200	29	130
Income (loss) from continuing operations available to common shareholders	(412)	10	262
Income (loss) from discontinued operations, net of tax	(2,580)	(337)	146
Net income (loss) available to common shareholders	$(2,992)	$(327)	$408

Weighted-average common shares outstanding
Basic	184.1	200.8	225.4
Dilutive Effects: (1)(2)
RSUs	—	1.7	1.8
PSU awards	—	0.2	0.2
Stock Options(3)	—	—	—
Diluted	184.1	202.7	227.4

Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.16
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(14.01)	$(1.68)	$0.65
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.63)	$1.81
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$(2.24)	$0.05	$1.15
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(14.01)	$(1.66)	$0.65
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(16.25)	$(1.61)	$1.80
(1) For the years ended December 31, 2017, 2016 and 2015, weighted average shares used for calculating earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For the year ended December 31, 2017, weighted average shares used for calculating earnings per share excludes the dilutive impact of the forward contract related to the share repurchase agreement entered into on December 26, 2017, as the inclusion of this instrument would be antidilutive to the earnings per share calculation. For more information on warrants and the share repurchase agreement, see the Shareholders' Equity Note to these Consolidated Financial Statements.
(2) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of 1.9 and 0.8 shares for stock compensation plans of RSU and PSU awards, respectively, would be antidilutive to the earnings per share calculation due to the net loss from continuing operations during the period.
(3) For the year ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the periods presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Consolidated Financial Statements.

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

The Company's Principal Insurance Subsidiaries are each required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of its respective state of domicile. Such statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities and contract owner account balances using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Certain assets that are not admitted under statutory accounting principles are charged directly to surplus. Depending on the regulations of the insurance department of an insurance company’s state of domicile, the entire amount or a portion of an insurance company’s asset balance can be non-admitted based on the specific rules regarding admissibility. For the years ended December 31, 2017, 2016 and 2015, the Principal Insurance Subsidiaries have no prescribed or permitted practices that materially impact total capital and surplus.

Statutory Net income (loss) for the years ended December 31, 2017, 2016 and 2015 and statutory capital and surplus as of December 31, 2017 and 2016 of the Company's Principal Insurance Subsidiaries are as follows:

	Statutory Net Income (Loss)			Statutory Capital and Surplus
	2017	2016	2015	2017	2016
Subsidiary Name (State of Domicile):
Voya Insurance and Annuity Company ("VIAC") (IA)	$514	$232	$553	$1,835	$1,906
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	195	266	318	1,793	1,959
Security Life of Denver Insurance Company (CO)	58	93	(245)	950	897
ReliaStar Life Insurance Company ("RLI") (MN)	234	(507)	74	1,483	1,662

All of the Company's Principal Insurance Subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements.

As of December 31, 2017, VIAC had the following surplus notes ("the Surplus Notes") outstanding to its insurance company affiliates.

	Maturity	2017	2016
7.979% Security Life of Denver Insurance Company, due 2029 (1)	12/07/2029	$35	$35
6.257% Security Life of Denver International Limited, due 2034 (1)	12/29/2034	50	50
6.257% ReliaStar Life Insurance Company, due 2034	12/29/2034	175	175
6.257% Voya Retirement Insurance and Annuity Company, due 2034	12/29/2034	175	175
(1) Under the Transaction, an affiliate of the buyer will purchase these surplus notes upon closing.

As part of the restructuring associated with the Master Transaction Agreement, effective December 28, 2017 Voya Financial, Inc. ("Voya") and Voya Holdings Inc.("Voya Holdings") entered into an agreement with VIAC in order to provide a joint and several guarantee of VIAC’s payment obligations as the issuer of the Surplus Notes.  Accordingly, on January 9, 2018, Kroll Bond Rating Agency assigned a rating of BBB+, outlook Stable to the Surplus Notes.

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

Under the insurance laws applicable to Voya Financial, Inc.'s insurance subsidiaries domiciled in Connecticut, Iowa and Minnesota, an "extraordinary" dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. Under Colorado insurance law, an "extraordinary dividend" or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of the insurer's policyholder surplus as of the preceding December 31, or (ii) the insurer's net gain from operations for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting principles. In addition, under the insurance laws of Connecticut, Iowa and Minnesota, no dividend or other distribution exceeding an amount equal to a domestic insurance company's earned surplus may be paid without the domiciliary insurance regulator's prior approval. The Company's Principal Insurance Subsidiaries domiciled in Colorado, Connecticut and Iowa each have ordinary dividend capacity for 2018. However, as a result of the extraordinary dividends it paid in 2015 and 2016, together with statutory losses incurred in connection with the recapture and cession to one of the Company's Arizona captives of certain term life insurance business in the fourth quarter of 2016, the Company's Principal Insurance Subsidiary domiciled in Minnesota currently has negative earned surplus and therefore does not have capacity at this time to make ordinary dividend payments to Voya Holdings and cannot make an extraordinary dividend payment without domiciliary insurance regulatory approval, which can be granted or withheld at the discretion of the regulator.

Principal Insurance Subsidiaries - Dividends and Return of Capital

The following table summarizes dividends permitted to be paid by the Company's Principal Insurance Subsidiaries to Voya Financial, Inc. or Voya Holdings without the need for insurance regulatory approval for the periods presented:

	Dividends Permitted without Approval
	2018	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)(1)	$208	$279	$448
Voya Retirement Insurance and Annuity Company (CT)	158	266	364
Security Life of Denver Insurance Company (CO)	53	74	55
ReliaStar Life Insurance Company (MN)	—	—	—
(1) Due to the impending sale of VIAC, the Company does not expect VIAC to pay any ordinary dividends in 2018. The difference between the buyer's capital and statutory capital reflects the purchase price for VIAC and will represent either a capital contribution or extraordinary dividend upon closing.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes dividends and extraordinary distributions paid by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company (IA)	$278	$373	$250	$—
Voya Retirement Insurance and Annuity Company (CT)	265	278	—	—
Security Life of Denver Insurance Company (CO)	73	54	—	—
ReliaStar Life Insurance Company (MN)	—	—	231	100

Captive Reinsurance Subsidiaries

Voya Financial, Inc.'s special purpose life reinsurance captive insurance company subsidiaries domiciled in Missouri (collectively referred to as the "captive reinsurance subsidiaries") provide reinsurance to the Company’s insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements. Each of the Company's captive reinsurance subsidiaries, that is domiciled in Missouri, is subject to specific minimum capital requirements set forth in the insurance statutes of Missouri, and is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed in the Missouri insurance statutes or permitted by the Missouri insurance department. There are no prescribed practices material to the Missouri captive reinsurance subsidiaries, except that certain of these subsidiaries have included the value of LOCs and trust notes as admitted assets supporting the statutory reserves ceded to such subsidiaries. The effect of these prescribed practices was to increase statutory capital and surplus by $623 and $577 as of December 31, 2017 and 2016, respectively. The aggregate statutory capital and surplus, including the aforementioned prescribed practices, was $398 and $352 as of December 31, 2017 and 2016, respectively.

The Company's Arizona captives, SLDI and its wholly owned subsidiary RRII, provide reinsurance to the Company's insurance subsidiaries in order to facilitate the financing of statutory reserves including those associated with Regulation XXX or AG38 and to fund certain statutory annuity reserve requirements including the living benefit guarantees under the Company's CBVA business. Arizona state insurance statutes and regulations require the Company's Arizona captives to file financial statements with the Arizona Department of Insurance ("ADOI") and allow the filing of such financial statements on a U.S. GAAP basis modified for certain prescribed practices outlined in the Arizona insurance statutes that are applicable to U.S. GAAP filers. These prescribed practices had no impact on Company's Arizona captives Shareholder's equity as of December 31, 2017 and 2016. In addition, the Arizona captives obtained approval from the ADOI for certain permitted practices, including, for SLDI, taking reinsurance credit for certain ceded reserves where the assets backing the liabilities are held by a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. SLDI has recorded a receivable for these assets. The effect of the permitted practice was to increase SLDI's Shareholder's equity by $451 and $441 as of December 31, 2017 and 2016, respectively, but has no effect on the Company's consolidated Total shareholders' equity. In the unlikely event that the permitted practice is suspended in the future, the Company has various alternatives which could be executed to allow the reinsurance credit for these ceded reserves. Additionally, RRII has obtained approval from the ADOI to present the U.S. GAAP deferred liability resulting from its assumption of business from a wholly owned Principal Insurance Subsidiary of Voya Financial, Inc. net of related federal income taxes, as a separate component of Shareholder's equity. The effect of the permitted practice was to increase RRII's Shareholder's equity by $2,761 and $2,467 as of December 31, 2017 and 2016 , respectively, but has no effect on SLDI or the Company's Consolidated total shareholders' equity. In conjunction with the Transaction disclosed in the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements, the reinsurance treaty assumed by RRII is expected to be recaptured in 2018 and the associated liability will be released through RRII net income. At that time, the permitted practice will no longer be in effect.

The captive reinsurance subsidiaries may not declare or pay any dividends other than in accordance with their respective insurance reserve financing transaction agreements and their respective governing licensing orders. Likewise, the Company's Arizona captives may not declare or pay dividends other than in accordance with their annual capital and dividend plans as approved by the ADOI, which include minimum capital requirements. The Company's Arizona captives did not make any dividend payments in 2017.

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

The Company also offers deferred compensation plans for eligible employees, including eligible career agents and certain other individuals who meet the eligibility criteria. The Company’s deferred compensation commitment for employees is recorded on the Consolidated Balance Sheets in Other liabilities and totaled $305 and $284 as of December 31, 2017 and 2016, respectively.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Obligations, Funded Status and Net Periodic Benefit Costs

The Company's qualified pension plans were fully funded in compliance with Employee Retirement Income Security Act ("ERISA") guidelines as of December 31, 2016, which is tested annually subsequent to this filing. The following tables summarize a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's defined benefit pension and postretirement healthcare benefit plans for the years ended December 31, 2017 and 2016:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligations, January 1	$2,116	$2,054	$21	$28
Service cost	24	25	—	—
Interest cost	93	96	1	1
Net actuarial (gains) losses	156	33	1	(2)
Benefits paid	(98)	(92)	(3)	(3)
(Gain) loss recognized due to curtailment	3	—	—	—
Plan amendments	—	—	—	(3)
Benefit obligations, December 31	2,294	2,116	20	21

Change in plan assets:
Fair value of plan net assets, January 1	1,463	1,395	—	—
Actual return on plan assets	257	80	—	—
Employer contributions	142	80	3	3
Benefits paid	(98)	(92)	(3)	(3)
Fair value of plan net assets, December 31	1,764	1,463	—	—
Unfunded status at end of year (1)	$(530)	$(653)	$(20)	$(21)
(1) Funded status is not indicative of the Company's ability to pay ongoing pension benefits or of its obligation to fund retirement trusts. Required pension funding for qualified plans is determined in accordance with ERISA regulations.

The following table summarizes amounts recognized on the Consolidated Balance Sheets and in AOCI as follows as of December 31, 2017 and 2016:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(530)	$(653)	$(20)	$(21)
Net amount recognized	$(530)	$(653)	$(20)	$(21)

Accumulated other comprehensive (income) loss:
Prior service cost (credit)	$(10)	$(21)	$(15)	$(18)
Tax effect	4	7	5	6
Accumulated other comprehensive (income) loss, net of tax	$(6)	$(14)	$(10)	$(12)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes information for pension and other postretirement benefit plans with a projected benefit obligation and an accumulated benefit obligation in excess of plan assets as of December 31, 2017 and 2016:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Projected benefit obligation	$2,294	$2,116	$20	$21
Accumulated benefit obligation	2,290	2,111	N/A	N/A
Fair value of plan assets	1,764	1,463	—	—

Components of Periodic Net Benefit Cost

Net periodic pension cost and net periodic other postretirement benefit plan cost consist of the following:

▪	Service Cost: Service cost represents the increase in the projected benefit obligation as a result of benefits payable to employees on service rendered during the current year.

▪	Interest Cost (on the Liability): Interest cost represents the increase in the amount of projected benefit obligation at the end of each year due to the time value adjustment.

▪	Expected Return on Plan Assets: Expected return on plan assets represents the anticipated return earned by the pension fund assets in a given year.

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

▪
(Gain) Loss Recognized due to Curtailment: Curtailment gains and losses occur as a result of events that significantly reduce the expected years of future service of present employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The components of net periodic benefit costs recognized in Operating expenses in the Consolidated Statements of Operations and other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) were as follows for the years ended December 31, 2017, 2016 and 2015:

	Pension Plans			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net Periodic (Benefit) Costs Recognized in Consolidated Statements of Operations:
Service cost	$24	$25	$26	$—	$—	$—
Interest cost	93	96	104	1	1	1
Expected return on plan assets	(115)	(104)	(122)	—	—	—
Amortization of prior service cost (credit)	(10)	(10)	(10)	(4)	(3)	(4)
(Gain) loss recognized due to curtailment	1	—	—	—	—	—
Net (gain) loss recognition	14	57	(62)	1	(2)	(1)
Net periodic (benefit) costs	7	64	(64)	(2)	(4)	(4)

Other Changes in Plan Assets and Benefit Obligations Recognized in AOCI:
Amortization of prior service (credit) cost	10	10	10	4	—	4
(Credit) cost recognized due to curtailment	2	—	—	—	—	—
Total recognized in AOCI	12	10	10	4	—	4
Total recognized in net periodic (benefit) costs and AOCI	$19	$74	$(54)	$2	$(4)	$—

The table below summarizes the components of the net actuarial (gains) losses related to Pension and Other postretirement benefit obligations reported within Operating expenses in the Consolidated Statements of Operations for the periods presented:

(Gain)/Loss Recognized	2017	2016	2015
Discount Rate	$196	$69	$(133)
Asset Returns	(142)	24	123
Mortality Table Assumptions	(14)	(22)	(32)
Demographic Data and other	(25)	(16)	(21)
Total Net Actuarial (Gain)/Loss Recognized	$15	$55	$(63)

The estimated prior service cost for the pension plans and other postretirement benefit plans are amortized from AOCI into net periodic (benefit) cost. Such amounts included in AOCI and expected to be recognized as components of periodic (benefit) cost in 2018 are as follows:

	Pension Plans	Other Postretirement Benefits
Amortization of prior service cost (credit)	$(9)	$(4)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Assumptions

The discount rates used in determining benefit obligations as of December 31, 2017 and 2016 were as follows:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.85%	4.55%	3.64%	4.55%

In determining the discount rate assumption, the Company utilizes current market information provided by its plan actuaries including discounted cash flow analyses of the Company’s pension and other postretirement obligations and general movements in the current market environment. The discount rate modeling process involves selecting a portfolio of high quality, noncallable bonds that will match the cash flows of the pension plans and other postretirement benefit plans.

The weighted-average assumptions used in determining net benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Plans			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.55%	4.81%	4.36%	4.55%	4.81%	4.36%
Expected rate of return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A

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

The annual assumed rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) for the medical rate, within the other postretirement benefit plans, is 7.0%, decreasing gradually to 5.5% over the next five years with an ultimate trend rate of 4.5%.

Assumed healthcare cost trend rates may have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on the aggregate of service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	1	(1)

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

The following table summarizes the Company's pension plan’s target allocation range and actual asset allocation by asset category as of December 31, 2017 and 2016:

	Actual Asset Allocation
	2017	2016
Equity securities:
Target allocation range	37%-65%	37%-65%
Large-cap domestic	25.3%	23.7%
Small/Mid-cap domestic	6.9%	6.4%
International commingled funds	12.5%	11.6%
Limited Partnerships	2.5%	3.4%
Total equity securities	47.2%	45.1%
Fixed maturities:
Target allocation range	30%-50%	30%-50%
U.S. Treasuries, short term investments, cash and futures	8.0%	6.3%
U.S. Government agencies and authorities	4.1%	4.2%
U.S. corporate, state and municipalities	27.4%	29.7%
Foreign securities	4.1%	4.3%
Other fixed maturities	0.1%	0.1%
Total fixed maturities	43.7%	44.6%
Other investments:
Target allocation range	6%-14%	6%-14%
Hedge funds	4.2%	4.8%
Real estate	4.9%	5.5%
Total other investments	9.1%	10.3%
Total	100.0%	100.0%

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short-term investments and cash:
Cash and cash equivalents	$7	$—	$—	$—	$7
Short-term investment fund(1)	—	—	—	136	136
U.S. Government securities	73	—	—	—	73
U.S. corporate, state and municipalities	—	476	7	—	483
Foreign securities	—	72	—	—	72
Other fixed maturities	—	1	—	—	1
Total fixed maturities	80	549	7	136	772

Equity securities:
Large-cap domestic	446	—	—	—	446
Small/Mid-cap domestic	121	—	—	—	121
International commingled funds(2)	—	—	—	220	220
Limited partnerships(3)	—	—	—	43	43
Total equity securities	567	—	—	263	830

Other investments:
Real estate(4)	—	—	—	86	86
Limited partnerships(5)	—	—	—	75	75
Other	1	—	—	—	1
Total other investments	1	—	—	161	162
Net, total pension assets	$648	$549	$7	$560	$1,764
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

(2)
International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $111 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $109 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem monies from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.

(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $6 and Pantheon USA has a balance of $37. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2017, Pantheon Europe and Pantheon USA have unfunded commitments of $1 and $5, respectively, and there were no significant redemption restrictions.
(4) UBS Trumbull Property Fund ("UBS") uses NAV to calculate fair value. UBS has a balance of $86 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the National Council of Real Estate investment Fiduciaries Open-End Diversified Core ("NFI_ODCE") index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(5) Magnitude Institutional, Ltd. ("MIL") has a balance of $75 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair values of the pension plan assets by asset class as of December 31, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
Fixed maturities, short term investments and cash:
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment fund(1)	—	—	—	90	90
U.S. Government securities	61	—	—	—	61
U.S. corporate, state and municipalities	—	435	—	—	435
Foreign securities	—	63	—	—	63
Other fixed maturities	—	1	—	—	1
Total fixed maturities	63	499	—	90	652

Equity securities:
Large-cap domestic	347	—	—	—	347
Small/Mid-cap domestic	94	—	—	—	94
International commingled funds(2)	—	—	—	170	170
Limited partnerships(3)	—	—	—	49	49
Total equity securities	441	—	—	219	660

Other investments:
Real estate(4)	—	—	—	81	81
Limited partnerships(5)	—	—	—	70	70
Other	—	—	—	—	—
Total other investments	—	—	—	151	151
Net, total pension assets	$504	$499	$—	$460	$1,463
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
(2) International Commingled funds are comprised of two assets that use NAV to calculate fair value. Baillie Gifford Funds has a balance of $84 and uses a bottom up approach to stock picking. In determining the potential of a company, the fund manager analyzes industry background, competitive advantage, management attitudes and financial strength and valuation. There are no redemption restrictions in the Baillie Gifford Funds. Silchester has a fund balance of $86 that has an investment objective to achieve long-term growth primarily by investing in a diversified portfolio of equity securities of companies located in any country other than the United States. Silchester clients may contribute to and redeem moneys from the funds on a monthly basis as of the last business day of each month. Clients must notify Silchester at least six business days before the month-end to make a redemption request. Baillie Gifford and Silchester, as a normal course of business, enter into contracts (commitments) that contain indemnifications or warranties. The funds' maximum exposure under these arrangements is unknown, as this would involve future claims that have not yet occurred. Baillie Gifford and Silchester have no unfunded commitments.
(3) Limited partnerships are comprised of two assets that use NAV to calculate fair value. Pantheon Europe has a balance of $7 and Pantheon USA has a balance of $42. Their strategy is to create a portfolio of high quality private equity funds, operating across Europe and diversified by stage, sector, geography, manager and vintage year. For the year ended December 31, 2016, Pantheon Europe and Pantheon USA have unfunded commitments of $1 and $5, respectively, and there were no significant redemption restrictions.
(4) UBS uses NAV to calculate fair value. UBS has a balance of $81 and is an actively managed core portfolio of equity real estate. The Fund has both relative and real return objectives. Its relative performance objective is to outperform the NFI_ODCE index over any given three-to-five-year period. The Fund's real return performance objective is to achieve at least a 5.0% real rate of return (i.e., inflation-adjusted return), before advisory fees, over any given three-to-five-year period. Investors may request redemptions of all or a portion of their units as of the end of a calendar quarter by delivering written notice to the Fund at least sixty days prior to the end of the quarter.
(5) MIL has a balance of $70 and is designed to realize appreciation in value primarily through the allocation of capital directly and indirectly among investment funds and accounts. There are significant redemption restrictions in the MIL fund.

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

Short-term Investment Funds: Short term investment funds are estimated at NAV. See subscript (1) in Fair Value Hierarchy table footnotes for a description of the fund's redemption policies.

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

International Commingled Funds: Commingled funds are estimated at NAV per share. See subscript (2) in Fair Value Hierarchy table footnotes for description of the fund's redemption policies.

Equity securities: Fair values are based upon a quoted market price determined in an active market and are included in Level 1.

Real estate: Real estate is estimated at NAV. See subscript (4) in Fair Value Hierarchy table footnotes for more information on real estate.

Limited partnerships: Limited partnerships are estimated at NAV. See subscripts (3) and (5) in Fair Value Hierarchy table footnotes for more information on limited partnerships.

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the years ended December 31, 2017 and 2016. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

Expected Future Contributions and Benefit Payments

The following table summarizes the expected benefit payments for the Company's pension and postretirement plans to be paid for the years indicated:

	Pension Benefits	Other Postretirement Benefits Gross
2018	$115	$2
2019	119	2
2020	123	2
2021	128	2
2022	131	1
2023-2027	685	6

The Company does not expect that it will make a cash contribution to the qualified pension plan in 2018. The Company expects that it will make a cash contribution of approximately $23 to the non-qualified pension plans and approximately $2 to other postretirement plans in 2018.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Defined Contribution Plans

Certain of the Company’s subsidiaries sponsor defined contribution plans. The largest defined contribution plan is the Voya 401(k) Savings Plan (the "Savings Plan"). The assets of the Savings Plan are held in independently administered funds. Substantially all employees of the Company are eligible to participate, other than the Company’s agents. The Savings Plan is a tax qualified defined contribution plan. Savings Plan benefits are not guaranteed by the PBGC. The Savings Plan allows eligible participants to defer into the Savings Plan a specified percentage of eligible compensation on a pretax basis. The Company matches such pretax contributions, up to a maximum of 6% of eligible compensation, subject to IRS limits. Matching contributions are subject to a 4-year graded vesting schedule. Contributions made to the Savings Plan are subject to certain limits imposed by applicable law. These plans do not give rise to balance sheet provisions, other than relating to short-term timing differences included in Other liabilities. The amount of cost recognized for the defined contribution pension plans for the years ended December 31, 2017, 2016 and 2015 was $39, $38 and $36, respectively, and is recorded in Operating expenses in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	December 31,
	2017	2016	2015
Fixed maturities, net of OTTI	$5,351	$3,413	$2,123
Equity securities, available-for-sale	35	33	31
Derivatives	127	258	259
DAC/VOBA adjustment on available-for-sale securities	(1,471)	(1,083)	(765)
Premium deficiency reserve	(190)	(54)	—
Sales inducements adjustment on available-for-sale securities	(278)	(169)	(23)
Other	(18)	(31)	(31)
Unrealized capital gains (losses), before tax	3,556	2,367	1,594
Deferred income tax asset (liability)	(840)	(472)	(202)
Net unrealized capital gains (losses)	2,716	1,895	1,392
Pension and other postretirement benefits liability, net of tax	15	26	33
AOCI	$2,731	$1,921	$1,425

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Consolidated Statements of Operations were as follows for the periods indicated:

	December 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,943		$(647)	$1,296
Equity securities	2		(1)	1
Other	13		(5)	8
OTTI	(2)		1	(1)
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	(3)		1	(2)
DAC/VOBA	(388)	(1)	150	(238)
Premium deficiency reserve	(136)		48	(88)
Sales inducements	(109)		39	(70)
Change in unrealized gains/losses on available-for-sale securities	1,320		(414)	906

Derivatives:
Derivatives	(106)	(2)	37	(69)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(25)		9	(16)
Change in unrealized gains/losses on derivatives	(131)		46	(85)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(15)	(3)	4	(11)
Change in pension and other postretirement benefits liability	(15)		4	(11)
Change in Other comprehensive income (loss)	$1,174		$(364)	$810
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2016
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,168		$(408)	$760
Equity securities	2		(1)	1
Other	—		—	—
OTTI	24		(8)	16
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	98		(34)	64
DAC/VOBA	(318)	(1)	111	(207)
Premium deficiency reserve	(54)		20	(34)
Sales inducements	(146)		50	(96)
Change in unrealized gains/losses on available-for-sale securities	774		(270)	504

Derivatives:
Derivatives	19	(2)	(7)	12
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(20)		7	(13)
Change in unrealized gains/losses on derivatives	(1)		—	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(10)	(3)	3	(7)
Change in pension and other postretirement benefits liability	(10)		3	(7)
Change in Other comprehensive income (loss)	$763		$(267)	$496
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	December 31, 2015
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,863)		$1,348	$(2,515)
Equity securities	2		(1)	1
Other	—		—	—
OTTI	19		(7)	12
Adjustments for amounts recognized in Net realized capital gains (losses) in the Consolidated Statements of Operations	122		(43)	79
DAC/VOBA	1,076	(1)	(377)	699
Premium deficiency reserve	—		—	—
Sales inducements	53		(18)	35
Change in unrealized gains/losses on available-for-sale securities	(2,591)		902	(1,689)

Derivatives:
Derivatives	44	(2)	(15)	29
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Consolidated Statements of Operations	(15)		5	(10)
Change in unrealized gains/losses on derivatives	29		(10)	19

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Consolidated Statements of Operations	(14)	(3)	5	(9)
Change in pension and other postretirement benefits liability	(14)		5	(9)
Change in Other comprehensive income (loss)	$(2,576)		$897	$(1,679)
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
(2) See the Derivative Financial Instruments Note to these Consolidated Financial Statements for additional information.
(3) See the Employee Benefit Arrangements Note to these Consolidated Financial Statements for amounts reported in Net Periodic (Benefit) Costs.

17.    Income Taxes

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit):
Federal	$(122)	$122	$202
State	—	—	(11)
Total current tax expense (benefit)	(122)	122	191
Deferred tax expense (benefit):
Federal	859	(152)	(104)
State	3	1	(3)
Total deferred tax expense (benefit)	862	(151)	(107)
Total income tax expense (benefit)	$740	$(29)	$84

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Income taxes were different from the amount computed by applying the federal income tax rate to Income (loss) before income taxes for the following reasons for the periods indicated:

	Year Ended December 31,
	2017		2016	2015
Income (loss) before income taxes	$528		$10	$476
Tax Rate	35.0%		35.0%	35.0%
Income tax expense (benefit) at federal statutory rate	185		4	167
Tax effect of:
Valuation allowance	(28)		1	(14)
Dividend received deduction	(43)		(37)	(33)
State tax expense (benefit)	4		(16)	2
Noncontrolling interest	(70)		(10)	(46)
Tax credits	14		10	7
Nondeductible expenses	2		2	3
Expirations of federal tax capital loss carryforward	2		17	—
Effect of Tax Reform	679	*	—	—
Other	(5)		—	(2)
Income tax expense (benefit)	$740		$(29)	$84
Effective tax rate	140.2%		(290.0)%	17.6%
*Effect of Tax Reform includes a tax benefit of $283 related to change in valuation allowance

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) further limiting deductibility of executive compensation; (4) changing how alternative minimum tax credits can be realized; and (5) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

In reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Temporary Differences

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows as of the dates indicated:

	December 31,
	2017	2016
Deferred tax assets
Federal and state loss carryforwards	$1,030	$1,525
Investments	1,440	2,531
Compensation and benefits	369	548
Other assets	330	397
Total gross assets before valuation allowance	3,169	5,001
Less: Valuation allowance	653	964
Assets, net of valuation allowance	2,516	4,037

Deferred tax liabilities
Net unrealized investment gains	(824)	(980)
Insurance reserves	(342)	(301)
Deferred policy acquisition costs	(556)	(1,151)
Other liabilities	(13)	(35)
Total gross liabilities	(1,735)	(2,467)
Net deferred income tax asset (liability)	$781	$1,570

The following table sets forth the federal, state and capital loss carryforwards for tax purposes as of the dates indicated:

	December 31,
	2017		2016
Federal net operating loss carryforward	$4,410	(1)	$4,112
State net operating loss carryforward	2,228	(1)	2,209
Federal tax capital loss carryforward	30	(2)	58
Credit carryforward	254	(3)	268
(1) Expire between 2018 and 2037.
(2) Expire between 2018 and 2020.
(3) Expire between 2018 and 2035 except for $220 of Alternative Minimum Tax ("AMT"), which does not expire.

Valuation allowances are provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, the Company had a total valuation allowance of $653 and $964, respectively. As of December 31, 2017 and 2016, $1,007 and $1,318, respectively, of this valuation allowance was allocated to continuing operations, $(354) was allocated to Other comprehensive income (loss) related to realized and unrealized capital losses at the end of each period.

For the year ended December 31, 2017, the decrease in the valuation allowance was $311, all of which was allocated to continuing operations. The net decrease in the valuation allowance was primarily related to the reduction of the U.S. federal corporate rate from 35% to 21%, and expiration of foreign tax credits subject to a valuation allowance.

For the year ended December 31, 2016, the increase in valuation allowance was $1, of which an increase of $6 was allocated to continuing operations, and a decrease of $5 was related to additional paid-in capital. The net increase in the valuation allowance was a result of the generation and expiration of certain capital losses and expiration of foreign tax credits subject to a valuation allowance as well as state apportionment changes for certain state deferred tax assets subject to a valuation allowance.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

For the year ended December 31, 2015, the decrease in the valuation allowance was $9, of which a decrease of $14 and an increase of $5 were allocated to continuing operations and Additional paid-in capital, respectively. With respect to the 2015 amount allocated to continuing operations, the decrease was mostly due to the impact of state law changes on certain state deferred tax assets subject to valuation allowance.

Unrecognized Tax Benefits

Reconciliations of the change in the unrecognized income tax benefits were as follows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$36	$45	$62
Additions for tax positions related to current year	2	3	3
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	—	(7)	(18)
Reductions for settlements with taxing authorities	—	(1)	(2)
Reductions for expiring statutes	(1)	(4)	—
Balance at end of period	$37	$36	$45

The Company had $8 of unrecognized tax benefits as of December 31, 2017 and 2016, and $9 of unrecognized tax benefits as of December 31, 2015, which would affect the Company's effective rate if recognized.

Interest and Penalties

The Company recognizes interest expense and penalties, if applicable, related to unrecognized tax benefits in tax expense net of federal income tax. The total amounts of gross accrued interest and penalties on the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016 was $1 at the end of each period. The Company recognized no gross interest (benefit) related to unrecognized tax in its Consolidated Statements of Operations years ended December 31, 2017 and 2016. For the year ended December 31, 2015 the Company recognized gross interest (benefit) of $(6).

The timing of the payment of the remaining allowance of $37 cannot be reasonably estimated.

Tax Regulatory Matters

The Company is currently under audit by the IRS, and it is expected that the examination of tax year 2016 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2016 through 2018.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

18.    Financing Agreements

Short-term Debt

As of December 31, 2017, the Company had $337 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. As of December 31, 2016, the Company did not have any short-term borrowings outstanding.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of December 31, 2017 and 2016:

	Maturity	2017	2016
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$143	$143
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	186	186
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	94	94
1.00% Windsor Property Loan	06/14/2027	5	5
5.5% Senior Notes, due 2022	07/15/2022	361	361
2.9% Senior Notes, due 2018	02/15/2018	337	825
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738	738
5.7% Senior Notes, due 2043	07/15/2043	395	394
3.65% Senior Notes, due 2026	06/15/2026	495	494
4.8% Senior Notes, due 2046	06/15/2046	296	296
3.125% Senior Notes, due 2024	07/15/2024	396	—
Subtotal		3,460	3,550
Less: Current portion of long-term debt		337	—
Total		$3,123	$3,550
(1) Guaranteed by ING Group.

Unsecured senior debt, which consists of senior fixed rate notes and guarantees of fixed rate notes, ranks highest in priority, followed by subordinated debt, which consists of junior subordinated debt securities.

As of December 31, 2017, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2018	$337
2019	1
2020	1
2021	1
2022	364
Thereafter	2,792
Total	$3,496

Senior Notes

On July 13, 2012, Voya Financial, Inc. issued $850 of unsecured 5.5% Senior Notes due 2022 (the "2022 Notes") in a private placement with registration rights. The 2022 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each January 15 and July 15.

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

On July 26, 2013, Voya Financial, Inc. issued $400 of unsecured 5.7% Senior Notes due 2043 (the "2043 Notes") in a private placement with registration rights. The 2043 Notes are guaranteed by Voya Holdings. Interest is paid semi-annually on each January 15 and July 15.

The 2022 Notes, 2018 Notes and 2043 Notes were the subject of SEC-registered exchange offers during 2013, pursuant to which the Company's registration obligations with respect to each of these series were satisfied.

On June 13, 2016, Voya Financial, Inc. issued $500 of unsecured 3.65% Senior Notes due 2026 (the "2026 Notes") and $300 of unsecured 4.8% Senior Notes due 2046 (the "2046 Notes") in a registered public offering. The 2026 Notes and 2046 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears, on each June 15 and December 15.

On July 5, 2017, Voya Financial, Inc. issued $400 of unsecured 3.125% Senior Notes due July 15, 2024 (the "2024 Notes") in a registered public offering. The 2024 Notes are fully, irrevocably and unconditionally guaranteed by Voya Holdings. Interest is paid semi-annually, in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The offering resulted in aggregate net proceeds to the Company of $395, after deducting commissions and expenses.

During the year ended December 31, 2016, Voya Financial, Inc. repurchased $487 and $173 of the outstanding principal amounts of the 2022 Notes and the 2018 Notes, respectively. In connection with these transactions, the Company incurred a loss on debt extinguishment of $88 for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

During the year ended December 31, 2017, Voya Financial, Inc. repurchased $90 and redeemed $400 in aggregate principal amounts of the outstanding 2018 Notes, following which, $337 aggregate principal amount of 2018 Notes remained outstanding. In connection with these transactions, the Company incurred a loss on debt extinguishment of $4 for the year ended December 31, 2017, which was recorded in Interest expense in the Consolidated Statements of Operations.

On February 15, 2018, the remaining 2018 Notes matured and Voya Financial paid the principal and interest due.

Put Option Agreement for Senior Debt Issuance

On March 17, 2015, the Company entered into an off-balance sheet ten-year put option agreement with a Delaware trust formed by the Company, in connection with the sale by the trust of $500 aggregate amount of pre-capitalized trust securities redeemable February 15, 2025 ("P-Caps") in a Rule 144A private placement. The trust invested the proceeds from the sale of the P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Voya Financial, Inc. the right to sell to the trust at any time up to $500 of its 3.976% Senior Notes due 2025 ("3.976% Senior Notes") and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trust. The 3.976% Senior Notes will not be issued unless and until the put option is exercised. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.875% per annum applied to the unexercised portion of the put option, and to reimburse the trust for its expenses. The put premium is recorded in Operating expenses in the Consolidated Statements of Operations. The 3.976% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Voya Holdings. The Company’s obligations under the put option agreement and the expense reimbursement agreement with the trust are also guaranteed by Voya Holdings.

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

Junior Subordinated Notes

On May 16, 2013, Voya Financial, Inc. issued $750 of 5.65% Fixed-to-Floating Rate Junior Subordinated Notes due 2053 (the "2053 Notes") in a private placement with registration rights. The 2053 Notes are guaranteed on a junior subordinated basis by Voya Holdings. Interest is paid semi-annually, in arrears, on each May 15 and November 15, at a fixed rate of 5.65% until May 15, 2023. From May 15, 2023, the 2053 Notes will bear interest at an annual rate equal to three-month LIBOR plus 3.58% payable quarterly, in arrears, on February 15, May 15, August 15 and November 15. So long as no event of default with respect to the 2053 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2053 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of the Company’s plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company’s common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2053 Notes.

The Company may elect to redeem the 2053 Notes (i) in whole at any time or in part on or after May 15, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 of aggregate principal (excluding the principal amount of 2053 Notes held by the Company, or its affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to May 15, 2023 within 90 days after the occurrence of a "tax event" or "rating agency event", as defined in the 2053 Notes Offering Memorandum, at a redemption price equal to the principal amount, or, if greater, a "make-whole redemption price," as defined in the 2053 Notes Offering Memorandum, plus, in each case accrued and unpaid interest.

The 2053 Notes were the subject of an SEC-registered exchange offer during 2013, pursuant to which the Company's registration obligations with respect to the 2053 Notes were satisfied.

On January 23, 2018, Voya Financial, Inc. completed an offering, through a private placement, of $350 aggregate principal amount of 4.7% Fixed-to-Floating Rate Junior Subordinated Notes due 2048 (the "2048 Notes"). The 2048 Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings. The Company used the net proceeds from the offering to repay at maturity its 2018 Notes and to pay accrued interest thereon. The remaining proceeds after the repayment of the 2018 Notes were used for general corporate purposes.

Interest is paid on the 2048 Notes semi-annually, in arrears, on each January 23 and July 23, at a fixed rate of 4.7% until January 23, 2028. From January 23, 2028, the 2048 Notes bear interest at an annual rate equal to three-month LIBOR plus 2.084% payable quarterly, in arrears, on January 23, April 23, July 23 and October 23. So long as no event of default with respect to the 2048 Notes has occurred and is continuing, the Company has the right on one or more occasions, to defer the payment of interest on the 2048 Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of the Company's plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company's common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2048 Notes.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company may elect to redeem the 2048 Notes (i) in whole at any time or in part on or after January 23, 2028 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 of aggregate principal (excluding the principal amount of the 2048 Notes held by the Company, or its affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to January 23, 2028 within 90 days after the occurrence of a "tax event", a "rating agency event" or a "regulatory capital event", as defined in the 2048 Notes offering memorandum, at a redemption price equal to (a) with respect to a "rating agency event" 102% of their principal amount and (ii) with respect to a "tax event" or a "regulatory capital event", their principal amount, in each case plus accrued and unpaid interest.

Pursuant to a registration rights agreement that the Company has entered into with respect to the 2048 Notes, the Company has agreed to use commercially reasonable efforts to file a registration statement with respect to the 2048 Notes within 320 days from the closing date.

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

• no more than $200 as of December 31, 2017;
• no more than $100 as of December 31, 2018;
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

If the Company fails to reduce the outstanding principal amount of the Aetna Notes by the means noted above, the Company agreed to pay a quarterly fee (ranging from 0.75% per quarter for 2017 to 1.25% per quarter for 2019) to ING Group based on the outstanding principal amount of Aetna Notes which exceed the limits set forth above.

During the year ended December 31, 2016, Voya Holdings repurchased $15, $16, and $17 of the outstanding principal amount of 6.97% Debentures due August 15, 2036, 7.63% Debentures due August 15, 2026, and 7.25% Debentures due August 15, 2023, respectively. In connection with these transactions, the Company incurred a loss on debt extinguishment of $17 for the year ended December 31, 2016, which was recorded in Interest expense in the Consolidated Statements of Operations.

As of December 31, 2017 and 2016, the outstanding principal amounts of the Aetna Notes were $426. For the years ended December 31, 2017 and 2016, the amounts of collateral required to avoid the payment of a fee to ING Group were $226 and $127, respectively. On December 30, 2015, the Company exercised its option to establish a control account benefiting ING Group with a third-party collateral agent. During the years ended December 31, 2017 and 2016, the Company deposited $104 and $50 of collateral, respectively, increasing the remaining collateral balance to $231 and $127, respectively. The cash collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

On January 16, 2018, Voya Holdings repurchased $10 of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, the Company incurred a loss on debt extinguishment of $3 which will be recorded in Interest expense in the Consolidated Statements of Operations in the first quarter of 2018.

Windsor Property Loan

On June 16, 2007, the State of Connecticut acting on behalf of the Department of Economic and Community Development ("DECD") loaned VRIAC $10 (the "DECD Loan") in connection with the development of a corporate office facility located at One Orange Way, Windsor, Connecticut that serves as the principal executive offices of the Company (the "Windsor Property").

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In November 2012, VRIAC provided a letter of credit to the DECD in the amount of $11 as security for its repayment obligations with respect to the loan. The letter of credit was cancelled in August 2017. As of December 31, 2017 and 2016, the amount of the loan outstanding was $5, which is reflected in Long-term debt on the Consolidated Balance Sheets.

In August 2017 the loan agreement between VRIAC and the DECD was amended to allow for the substitution of cash as collateral in place of the letter of credit along with a Pledge and Security Agreement between VRIAC and the DECD pursuant to which VRIAC grants the DECD a lien on and security interest in a cash deposit account in the name of VRIAC held at The Bank of New York Mellon ("BNY Mellon"), and a Collateral Account Control Agreement by and among VRIAC, the DECD and BNY Mellon to accommodate the cash deposit account. Upon completion of the amendment documents, on August 1, 2017, $5 in cash was transferred into the cash deposit account. The pledged cash collateral amount is the current outstanding principal amount of $5, reflecting a recent immaterial amount of credit for loan forgiveness, plus an amount to cover a default penalty of 2.5% of the original $10 funding. VRIAC’s monthly payments of principal and interest are processed out of the cash deposit account.

Credit Facilities

The Company maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of December 31, 2017, unsecured and uncommitted credit facilities totaled $496, unsecured and committed credit facilities totaled $6.2 billion and secured facilities totaled $205. Of the aggregate $6.9 billion capacity available, the Company utilized $3.2 billion in credit facilities as of December 31, 2017. Total fees associated with credit facilities for the years ended 2017, 2016 and 2015 were $50, $46 and $89, respectively.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table outlines the Company's credit facilities as of December 31, 2017:

	Secured/ Unsecured	Committed/ Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Obligor / Applicant
Voya Financial, Inc.	Unsecured	Committed	05/06/2021	$2,250	$—	$2,250
Security Life of Denver International Limited	Unsecured	Committed	01/24/2018	175	175	—
Voya Financial, Inc. / Langhorne I, LLC	Unsecured	Committed	01/15/2019	500	—	500
Security Life of Denver International Limited	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Committed	07/01/2037	1,525	1,292	233
Voya Financial, Inc.	Secured	Committed	02/11/2021	195	195	—
Voya Financial, Inc.	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC	Unsecured	Committed	10/01/2025	425	328	97
Voya Financial, Inc. / Roaring River IV, LLC	Unsecured	Committed	12/31/2028	565	295	270
Voya Financial, Inc. / Security Life of Denver International Limited	Unsecured	Uncommitted	04/20/2018	300	45	—
Voya Financial, Inc.	Unsecured	Committed	12/09/2021	195	161	34
Voya Financial, Inc.	Unsecured	Uncommitted	01/20/2022	195	168	—
Total				$6,872	$3,197	$3,384

Secured facilities				$205	$196	$—
Unsecured and uncommitted				496	214	—
Unsecured and committed				6,171	2,787	3,384
Total				$6,872	$3,197	$3,384

Senior Unsecured Credit Facility

Effective May 6, 2016, the Company revised the terms of its Amended and Restated Revolving Credit Agreement ("Amended Credit Agreement"), dated February 14, 2014, by entering into a Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement") with a syndicate of banks, a large majority of which participated in the Amended Credit Agreement. The Second Amended and Restated Credit Agreement modifies the Amended Credit Agreement by extending the term of the agreement to May 6, 2021 and reducing the total amount of LOCs that may be issued from $3.0 billion to $2.25 billion. The revolving credit sublimit of $750 present in the Amended Credit Agreement remained unchanged.

As of December 31, 2017, there were no amounts outstanding as revolving credit borrowings and an immaterial amount of LOCs outstanding under the senior unsecured credit facility.

On January 24, 2018, the Company further amended the Second Amended and Restated Credit Agreement, dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring the Company to maintain a minimum net worth in light of the classification of substantially all of its CBVA and An

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

nuities businesses to businesses held for sale. Upon entering into the MTA for the Transaction, the Company recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of the Company’s actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by the Company or if the Transaction does not close. The Second Amendment also provides that, upon the closing of the MTA, the total amount of LOCs that may be issued shall be reduced from $2.25 billion to $1.25 billion. The $750 sublimit available for direct borrowings remains unchanged.

19.    Commitments and Contingencies

Leases

The Company leases its office space and certain equipment under operating leases, the longest term of which expires in 2027.

For the years ended December 31, 2017 and 2016, rent expense for leases was $34. For the year ended December 31, 2015 rent expense for leases was $40. The future net minimum payments under non-cancelable leases are as follows as of December 31, 2017:

2018	$29
2019	27
2020	24
2021	23
2022	23
Thereafter	39
Total minimum lease payments	$165

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

For the continuing business, as of December 31, 2017, the Company had off-balance sheet commitments to acquire mortgage loans of $369 and purchase limited partnerships and private placement investments of $1,212, of which $325 related to consolidated investment entities. For the businesses held for sale, as of December 31, 2017, the Company had off-balance sheet commitments to acquire mortgage loans of $202 and purchase limited partnerships and private placement investments of $400.

Insurance Company Guaranty Fund Assessments

Insurance companies are assessed on the costs of funding the insolvencies of other insurance companies by the various state guaranty associations, generally based on the amount of premiums companies collect in that state.

The Company accrues the cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations and the amount of premiums written in each state. The Company has estimated this undiscounted liability, which is included in Other liabilities on the Consolidated Balance Sheets, to be $6 and $12 as of December 31, 2017 and 2016, respectively. The Company has also recorded an asset, in Other assets on the Consolidated Balance Sheets of $19 and $21 as of December 31, 2017 and 2016, respectively, for future credits to premium taxes. The Company estimates its liabilities for future assessments under state insurance guaranty association laws. The Company believes the reserves established are adequate for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance operations. The Company may also post collateral in connection with certain securities lending, repurchase agreements, funding agreements, credit facilities and derivative transactions. The components of the fair value of the restricted assets were as follows as of December 31, 2017 and 2016:

	2017	2016
Fixed maturity collateral pledged to FHLB(1)	$602	$405
FHLB restricted stock(2)	67	33
Other fixed maturities-state deposits	175	197
Securities pledged(3)	2,087	1,409
Total restricted assets	$2,931	$2,044
(1)Included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets. Excludes $691 of collateral pledged related to the businesses held for sale as of December 31, 2017.
(2)Included in Other investments on the Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,854 and $1,133 as of December 31, 2017 and 2016, respectively. In addition, as of December 31, 2017 and 2016, the Company delivered securities as collateral of $233 and $276, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of December 31, 2017 and 2016, the Company had $501 and $300, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Consolidated Balance Sheets. As of December 31, 2017 and 2016, assets with a market value of approximately $602 and $405, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of December 31, 2017, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $75.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $37 to Plaintiffs. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company appealed that judgment. On February 9, 2016, final judgment in favor of Fireman's Fund was entered in the amount of $13. The company has appealed that judgment.

Litigation also includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement Insurance and Annuity Company ("VRIAC") "Group Annuity Contract Stable Value Funds." Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017 the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a first amended complaint, and the Company has moved to dismiss that complaint.

Litigation also includes Patrico v. Voya Financial, Inc., et al (USDC SDNY, No. 1:16-cv-07070) (filed September 9, 2016), a putative class action in which plaintiff, a participant in a 401(k) Plan, seeks to represent a class of plans "for which Voya or its subsidiaries provide recordkeeping, investment management or investment advisory services and for which Financial Engines provides investment advice to plan participants." Plaintiff alleges that the Company and its affiliates have violated ERISA by charging unreasonable fees in connection with in-plan investment advice provided in conjunction with Financial Engines, a third-party investment adviser. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On June 20, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a motion for leave to file a first amended complaint, and the Company opposed that motion.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Litigation also includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that "contract with [Voya] for recordkeeping and other services." Plaintiff alleges that "Voya" breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that "Voya" distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously.

Contingencies related to Performance-based Capital Allocations on Private Equity Funds

Certain performance-based capital allocations related to sponsored private equity funds ("carried interest") are not final until the conclusion of an investment term specified in the relevant asset management contract. As a result, such carried interest, if accrued or paid to the Company during such term, is subject to later adjustment based on subsequent fund performance. If the fund’s cumulative investment return falls below specified investment return hurdles, some or all of the previously accrued carried interest is reversed to the extent that the Company is no longer entitled to the performance-based capital allocation.  Should the fund’s cumulative investment return subsequently increase above specified investment return hurdles in future periods, previous reversals could be fully or partially recovered.

As of December 31, 2017, approximately $66 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. For the year ended December 31, 2017, approximately $25 in previously reversed accrued carried interest, associated with one private equity fund, was recovered as a result of an increase in fund performance.

As of December 31, 2016, approximately $31 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds. For the year ended December 31, 2016, approximately $30 in previously accrued carried interest, associated with one private equity fund, was reversed as a result of a decline in fund performance.

20.    Consolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $442 and $587 as of December 31, 2017 and 2016, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

Consolidated VIEs and VOEs

Collateral Loan Obligation Entities ("CLOs")

The Company is involved in the design, creation, and the ongoing management of CLOs. These entities are created for the purpose of acquiring diversified portfolios of senior secured floating rate leveraged loans, which are securitized by issuing multiple tranches of collateralized debt; thereby providing investors with a broad array of risk and return profiles. Also known as collateralized financing entities under Topic 810, CLOs are variable interest entities by definition.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 4 and 6 CLOs as of December 31, 2017 and 2016, respectively.

Limited Partnerships ("LPs")

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 14 and 13 funds, which were structured as partnerships, as of December 31, 2017 and 2016, respectively.

Registered Investment Companies

The Company consolidated one and two sponsored investment funds accounted for as VOEs as of December 31, 2017 and 2016, respectively. because it is the majority investor in the funds, and as such, has a controlling financial interest in the funds.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	December 31, 2017	December 31, 2016
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$216	$133
Corporate loans, at fair value using the fair value option	1,089	1,921
Limited partnerships/corporations, at fair value	1,714	1,770
Other assets	75	32
Total VIE assets	3,094	3,856
VOEs
Cash and cash equivalents	1	—
Corporate loans, at fair value using the fair value option	—	32
Limited partnerships/corporations, at fair value	81	166
Other assets	—	2
Total VOE assets	82	200
Total assets of consolidated investment entities	$3,176	$4,056

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$1,047	$1,967
Other liabilities	649	521
Total VIE liabilities	1,696	2,488
VOEs
Other liabilities	9	7
Total VOE liabilities	9	7
Total liabilities of consolidated investment entities	$1,705	$2,495

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Balance Sheets as of the dates indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2017
Total investments and cash	$67,709	$—	$—	$(8)	$(396)	$67,305
Other assets	15,431	—	—	(36)	(1)	15,394
Assets held in consolidated investment entities	—	1,163	2,013	—	—	3,176
Assets held in separate accounts	77,605	—	—	—	—	77,605
Assets held for sale	59,052	—	—	—	—	59,052
Total assets	$219,797	$1,163	$2,013	$(44)	$(397)	$222,532

Future policy benefits and contract owner account balances	$65,805	$—	$—	$—	$—	$65,805
Other liabilities	8,101	—	—	—	—	8,101
Liabilities held in consolidated investment entities	—	1,163	587	(44)	(1)	1,705
Liabilities related to separate accounts	77,605	—	—	—	—	77,605
Liabilities held for sale	58,277	—	—	—	—	58,277
Total liabilities	209,788	1,163	587	(44)	(1)	211,493
Equity attributable to common shareholders	10,009	—	1,426	—	(1,426)	10,009
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	1,030	1,030
Total liabilities and equity	$219,797	$1,163	$2,013	$(44)	$(397)	$222,532
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2016
Total investments and cash	$66,466	$—	$—	$(17)	$(570)	$65,879
Other assets	15,757	—	—	—	(1)	15,756
Assets held in consolidated investment entities	—	2,054	2,002	—	—	4,056
Assets held in separate accounts	66,185	—	—	—	—	66,185
Assets held for sale	62,709	—	—	—	—	62,709
Total assets	$211,117	$2,054	$2,002	$(17)	$(571)	$214,585

Future policy benefits and contract owner account balances	$64,848	$—	$—	$—	$—	$64,848
Other liabilities	7,513	—	—	—	—	7,513
Liabilities held in consolidated investment entities	—	2,054	459	(17)	(1)	2,495
Liabilities related to separate accounts	66,185	—	—	—	—	66,185
Liabilities held for sale	59,576	—	—	—	—	59,576
Total liabilities	198,122	2,054	459	(17)	(1)	200,617
Equity attributable to common shareholders	12,995	—	1,543	—	(1,543)	12,995
Equity attributable to noncontrolling interest in consolidated investment entities	—	—	—	—	973	973
Total liabilities and equity	$211,117	$2,054	$2,002	$(17)	$(571)	$214,585
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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the impact of consolidation of investment entities into the Consolidated Statements of Operations for the periods indicated:

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2017
Revenues:
Net investment income	$3,391	$—	$—	$(2)	$(95)	$3,294
Fee income	2,675	—	—	(9)	(39)	2,627
Premiums	2,121	—	—	—	—	2,121
Net realized capital losses	(227)	—	—	—	—	(227)
Other income	371	—	—	—	—	371
Income related to consolidated investment entities	—	82	350	—	—	432
Total revenues	8,331	82	350	(11)	(134)	8,618
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,636	—	—	—	—	4,636
Other expense	3,367	—	—	—	—	3,367
Operating expenses related to consolidated investment entities	—	82	55	(11)	(39)	87
Total benefits and expenses	8,003	82	55	(11)	(39)	8,090
Income (loss) before income taxes	328	—	295	—	(95)	528
Income tax expense (benefit)	740	—	—	—	—	740
Income (loss) from continuing operations	(412)	—	295	—	(95)	(212)
Income (loss) from discontinued operations, net of tax	(2,580)	—	—	—	—	(2,580)
Net income (loss)	(2,992)	—	295	—	(95)	(2,792)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	200	200
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$—	$295	$—	$(295)	$(2,992)
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2016
Revenues:
Net investment income	$3,359	$—	$—	$(7)	$2	$3,354
Fee income	2,520	—	—	(17)	(32)	2,471
Premiums	2,795	—	—	—	—	2,795
Net realized capital losses	(363)	—	—	—	—	(363)
Other income	342	—	—	—	—	342
Income related to consolidated investment entities	—	118	71	—	—	189
Total revenues	8,653	118	71	(24)	(30)	8,788
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	5,314	—	—	—	—	5,314
Other expense	3,358	—	—	—	—	3,358
Operating expenses related to consolidated investment entities	—	118	44	(24)	(32)	106
Total benefits and expenses	8,672	118	44	(24)	(32)	8,778
Income (loss) before income taxes	(19)	—	27	—	2	10
Income tax expense (benefit)	(29)	—	—	—	—	(29)
Income (loss) from continuing operations	10	—	27	—	2	39
Income (loss) from discontinued operations, net of tax	(337)	—	—	—	—	(337)
Net income (loss)	(327)	—	27	—	2	(298)
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	29	29
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(327)	$—	$27	$—	$(27)	$(327)
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Before Consolidation(1)	CLOs	LPs and VOEs	CLOs Adjustments(2)	LPs and VOEs Adjustments(2)	Total
December 31, 2015
Revenues:
Net investment income	$3,373	$—	$—	$2	$(32)	$3,343
Fee income	2,544	—	—	(36)	(38)	2,470
Premiums	2,554	—	—	—	—	2,554
Net realized capital losses	(560)	—	—	—	—	(560)
Other income	391	—	—	(5)	(1)	385
Income related to consolidated investment entities	—	312	228	(16)	—	524
Total revenues	8,302	312	228	(55)	(71)	8,716
Benefits and expenses:
Policyholder benefits and Interest credited and other benefits to contract owners	4,698	—	—	—	—	4,698
Other expense	3,258	—	—	—	—	3,258
Operating expenses related to consolidated investment entities	—	324	54	(55)	(39)	284
Total benefits and expenses	7,956	324	54	(55)	(39)	8,240
Income (loss) before income taxes	346	(12)	174	—	(32)	476
Income tax expense (benefit)	84	—	—	—	—	84
Income (loss) from continuing operations	262	(12)	174	—	(32)	392
Income (loss) from discontinued operations, net of tax	146	—	—	—	—	146
Net income (loss)	408	(12)	174	—	(32)	538
Less: Net income (loss) attributable to noncontrolling interest	—	(12)	—	—	142	130
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408	$—	$174	$—	$(174)	$408
(1)The Before Consolidation column includes the net investment income and fee income earned from CIEs prior to consolidation.
(2)Adjustments include the elimination of intercompany transactions between the Company and CIE's, primarily the elimination of management fees expensed by the funds and recorded as fee income by the Company prior to consolidation.

Fair Value Measurement

Upon consolidation, the Company elected to apply the FVO for financial assets and financial liabilities held by CLOs and continued to measure these assets (primarily corporate loans) and liabilities (debt obligations issued by CLOs) at fair value in subsequent periods. The Company has elected the FVO to more closely align its accounting with the economics of its transactions and allows the Company to more effectively align changes in the fair value of CLO assets with a commensurate change in the fair value of CLO liabilities.

Investments held by consolidated private equity funds are measured and reported at fair value in the Company's Consolidated Financial Statements. Changes in the fair value of consolidated investment entities are recorded as a separate line item within Income (loss) related to consolidated investment entities in the Company's Consolidated Statements of Operations.

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2018 and 2026, paying interest at LIBOR , EURIBOR or PRIME plus a spread of up to 10.5%. As of December 31, 2017 and 2016, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $17 and $43, respectively. Less than 1.0% of the collateral assets were in default as of December 31, 2017 and 2016.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.2% for the more senior tranches to 6.6% for the more subordinated tranches. CLO notes mature at various dates between 2022 and 2027 and have a weighted average maturity of 8.4 years as of December 31, 2017. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of December 31, 2017 and 2016, the Level 3 assets and liabilities were immaterial.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

As of December 31, 2017 and 2016, certain private equity funds maintained term loans and revolving lines of credit of $688 and $597, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of December 31, 2017 and 2016, outstanding borrowings amount to $505 and $431, respectively. The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$216	$—	$—	$—	$216
Corporate loans, at fair value using the fair value option	—	1,089	—	—	1,089
Limited partnerships/corporations, at fair value	—	—	—	1,714	1,714
VOEs
Cash and cash equivalents	1	—	—	—	1
Corporate loans, at fair value using the fair value option	—	—	—	—	—
Limited partnerships/corporations, at fair value	—	—	—	81	81
Total assets, at fair value	$217	$1,089	$—	$1,795	$3,101
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,047	$—	$—	$1,047
Total liabilities, at fair value	$—	$1,047	$—	$—	$1,047

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2016:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$133	$—	$—	$—	$133
Corporate loans, at fair value using the fair value option	—	1,906	15	—	1,921
Limited partnerships/corporations, at fair value	—	—	—	1,770	1,770
VOEs
Cash and cash equivalents	—	—	—	—	—
Corporate loans, at fair value using the fair value option	—	32	—	—	32
Limited partnerships/corporations, at fair value	—	107	—	59	166
Total assets, at fair value	$133	$2,045	$15	$1,829	$4,022
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,967	$—	$—	$1,967
Total liabilities, at fair value	$—	$1,967	$—	$—	$1,967

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the years ended December 31, 2017 and 2016, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

As of December 31, 2017 the Company determined it was no longer the primary beneficiary of three consolidated CLOs, due to a reduction in the Company’s investment in each CLO. This caused a reduction in the Company's obligation to absorb losses or right to receive benefits of the CLO that could potentially be significant to the CLO. Additionally, during the third quarter of 2017, it was determined that the Company's ownership interest in the Strategic Income Opportunities Fund was less than a majority of the fund's NAV and therefore did not represent a controlling financial interest. As a result of these determinations, the Company deconsolidated four investment entities during the year ended December 31, 2017. Other than deconsolidations due to the adoption of ASU 2015-02 on January 1, 2016, the Company deconsolidated two investment entities during the year ended December 31, 2016.

Nonconsolidated VIEs

CLOs

In addition to the consolidated CLOs, the Company also holds variable interest in certain CLOs that are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLOs , the Company serves as the investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLOs but if it does, such ownership has been deemed to be insignificant. The Company has not provided, and is not obligated to provide, any financial or other support to these entities.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of December 31, 2017 and 2016, the Company held $321 and $110 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Consolidated Balance Sheet
	December 31, 2017		December 31, 2016
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$321	$321	$110	$110
Limited partnership/corporations	784	784	759	759

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

21.    Restructuring

2016 Restructuring

In 2016, the Company began implementing a series of initiatives designed to make it a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

On July 31, 2017, the Company executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 per year, with a total cumulative 5-year cost of approximately $400, subject to potential reduction as a result of the Organizational Restructuring program discussed below. Included in these costs are approximately $35 of transition costs, which are included in the restructuring amounts below. This initiative, which is a component of the Company’s 2016 Restructuring program, improves expense efficiency and upgrades the Company's technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs. From inception through completion of these initiatives, the Company expects to incur total restructuring expenses for asset-write off of $16 and transition costs of approximately $35. All anticipated asset write-off costs were incurred in 2017.

In addition to the restructuring expenses incurred above, the reduction in employees from the execution of the contract described above caused the aggregate reduction in employees under the Company's 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement of the Company's qualified defined benefit pension plan and active non-qualified defined benefit plan.

The expected completion date for all 2016 Restructuring initiatives is the end of 2018. As the Company further develops these initiatives, it will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated but could be material.

The summary below presents restructuring expense, pre-tax, by type of costs incurred, for the periods indicated:

	Year Ended December 31,	Cumulative Amounts Incurred to Date
	2017
Severance benefits	$34	$60
Asset write-off costs	16	16
Transition costs	17	17
Other costs	15	23
Total restructuring expense	$82	$116

Total 2016 Restructuring expense is reflected in Operating expenses in the Consolidated Statements of Operations, but are excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The following table presents the accrued liability associated with restructuring expenses as of December 31, 2017:

	Severance Benefits	Transition Costs	Other Costs		Total
Accrued liability as of January 1, 2017	$21	$—	$2		$23
Provision	39	17	15		71
Payments	(25)	—	(14)		(39)
Other adjustments(1)	(5)	—	—		(5)
Accrued liability as of December 31, 2017	$30	$17	$3	(2)	$50
(1) Represents net write-downs of accruals, not associated with payments.
(2) Represents services performed but not yet paid.

Organizational Restructuring

As a result of the Company's entry into the Transaction, it is undertaking further restructuring efforts to reduce expenses associated with its CBVA and fixed and fixed indexed annuities businesses, as well as its corporate and shared services functions.

The Transaction resulted in recognition of severance and other restructuring expenses. For the year ended December 31, 2017, the Company incurred restructuring expenses of $4, primarily related to severance, which are reflected in Income (loss) from

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

discontinued operations, net of tax, in the Consolidated Statements of Operations. There were no payments made in 2017. Through the closing of the Transaction, the Company anticipates incurring additional restructuring expenses, directly related to the disposition. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material. Refer to the Business Held for Sale and Discontinued Operations Note to these Consolidated Financial Statements for further information.

In addition to restructuring expenses associated with discontinued operations, the Company will develop and approve additional Organizational Restructuring initiatives to simplify the organization as a result of the Transaction, and expects to incur restructuring expenses in one or more periods through the end of 2019. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material. These costs will be reported in Operating expenses in the Consolidated Statement of Operations, but excluded from Adjusted operating earnings before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

22.    Segments

Pursuant to the Transaction disclosed in the Business Held for Sale and Discontinued Operations note, which will result in the disposition of substantially all of the Company's CBVA and Annuities businesses, the Company evaluated its segments and determined that the retained CBVA and Annuities policies ("Retained Business") that are not components of the disposed businesses under the Transaction are insignificant. As such, the Company will no longer report its CBVA and Annuities businesses as segments and will include the results of the Retained Business in Corporate. The Company revised prior period information to conform to current period presentation.

The Company provides its principal products and services through four segments: Retirement, Investment Management, Individual Life and Employee Benefits. These segments reflect the manner by which the Company’s chief operating decision maker views and manages the business. A brief description of these segments follows.

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The Company includes in Corporate the following corporate and business activities:

•
corporate operations, corporate level assets and financial obligations; financing and interest expenses, and other items not allocated or directly related to the Company's segments, including items such as expenses of its Strategic Investment Program described below, certain expenses and liabilities of employee benefit plans, certain adjustments to short-term and long-term incentive accruals and intercompany eliminations;

•	investment income on assets backing surplus in excess of amounts held at the segment level;

•	revenues and expenses related to a run-off block of guaranteed investment contracts ("GICs") and funding agreements as well as residual activity on other closed or divested businesses;

•	certain revenues and expenses of the Retained Business; and

•	certain expenses previously allocated to the CBVA and Annuities businesses held for sale.

Measurement

Adjusted operating earnings before income taxes is a measure used by management to evaluate segment performance. The Company believes that Adjusted operating earnings before income taxes provides a meaningful measure of its business and segment performances and enhances the understanding of the Company’s financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions and/or other factors. The Company uses the same accounting policies and procedures to measure segment Adjusted operating earnings before income taxes as it does for the directly comparable U.S. GAAP measure Income (loss) from continuing operations before income taxes. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as the U.S. GAAP measure of the Company’s consolidated results of operations. Therefore, the Company believes that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing the Company’s financial and operating performance. Each segment’s Adjusted operating earnings before income taxes is calculated by adjusting Income (loss) from continuing operations before income taxes for the following items:

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

•
Net guaranteed benefit hedging gains (losses), which are significantly influenced by economic and market conditions and are not indicative of normal operations, include changes in the fair value of derivatives related to guaranteed benefits, net of related reserve increases (decreases) and net of related amortization of DAC, VOBA and sales inducements, less the estimated cost of these benefits. The estimated cost, which is reflected in adjusted operating earnings, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from adjusted operating earnings, including the impacts related to changes in the Company's nonperformance spread;

•
Income (loss) related to businesses exited through reinsurance or divestment that do not qualify as discontinued operations, which includes gains and (losses) associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold and expenses directly related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in the Company's core business, which would be obscured by including the effects of business exited, and more closely aligns Adjusted operating earnings before income taxes with how the Company manages its segments;

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

•
Income (loss) related to early extinguishment of debt, which includes losses incurred as a result of transactions where the Company repurchases outstanding principal amounts of debt; these losses are excluded from Adjusted operating earnings before income taxes since the outcome of decisions to restructure debt are not indicative of normal operations;

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

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations before income taxes	$528	$10	$476
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(84)	(108)	(55)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	46	4	(69)
Income (loss) related to businesses exited through reinsurance or divestment	(45)	(14)	(169)
Income (loss) attributable to noncontrolling interest	200	29	130
Loss related to early extinguishment of debt	(4)	(104)	(10)
Immediate recognition of net actuarial gains (losses) related to pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments	(16)	(55)	63
Other adjustments	(97)	(71)	(58)
Total adjustments to income (loss) from continuing operations	—	(319)	(168)

Adjusted operating earnings before income taxes by segment:
Retirement	$456	$450	$471
Investment Management	248	171	182
Individual Life	92	59	173
Employee Benefits	127	126	146
Corporate (1)	(395)	(477)	(328)
Total	$528	$329	$644
(1) Adjusted operating earnings before income taxes for Corporate includes Net investment gains (losses) and Net guaranteed benefit hedging gains (losses) associated with the Retained Business. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

Adjusted operating revenues is a measure of the Company's segment revenues. Each segment's Adjusted operating revenues are calculated by adjusting Total revenues to exclude the following items:

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

•
Gain (loss) on change in fair value of derivatives related to guaranteed benefits, which is significantly influenced by economic and market conditions and not indicative of normal operations, includes changes in the fair value of derivatives related to guaranteed benefits, less the estimated cost of these benefits. The estimated cost, which is reflected in Adjusted operating revenues, reflects the expected cost of these benefits if markets perform in line with the Company's long-term expectations and includes the cost of hedging. Other derivative and reserve changes related to guaranteed benefits are excluded from Adjusted operating revenues, including the impacts related to changes in the Company's nonperformance spread;

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

•
Revenues related to businesses exited through reinsurance or divestment that do not qualify as discontinued operations, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in the Company's core business, which would be obscured by including the effects of business exited, and more closely aligns Operating revenues with how the Company manages its segments;

•
Revenues attributable to noncontrolling interest, which represents the interests of shareholders, other than the Company, in consolidated entities. Revenues attributable to noncontrolling interest represents such shareholders' interests in the gains and losses of those entities, or the attribution of results from consolidated VIEs or VOEs to which the Company is not economically entitled; and

•
Other adjustments to Total revenues primarily reflect fee income earned by the Company's broker-dealers for sales of non-proprietary products, which are reflected net of commission expense in the Company's segments’ operating revenues, other items where the income is passed on to third parties and the elimination of intercompany investment expenses included in operating revenues.

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Total revenues	$8,618	$8,788	$8,716

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(100)	(112)	(121)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	52	9	(63)
Revenues related to businesses exited through reinsurance or divestment	122	96	26
Revenues attributable to noncontrolling interest	286	133	414
Other adjustments	212	183	223
Total adjustments to revenues	572	309	479

Adjusted operating revenues by segment:
Retirement	$2,538	$3,257	$2,994
Investment Management	731	627	622
Individual Life	2,563	2,528	2,617
Employee Benefits	1,767	1,616	1,507
Corporate(1)	447	451	497
Total	$8,046	$8,479	$8,237
(1) Adjusted operating revenues for Corporate includes Net investment gains (losses) and Gains (losses) on change in fair value of derivatives related to guaranteed benefits associated with the Retained Business. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Investment management intersegment revenues	$118	$114	$110

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	December 31, 2017	December 31, 2016
Retirement	$111,476	$100,104
Investment Management	626	513
Individual Life	27,301	26,851
Employee Benefits	2,657	2,549
Corporate	18,685	18,391
Total assets, before consolidation(1)	160,745	148,408
Consolidation of investment entities	2,735	3,468
Total assets, excluding assets held for sale	163,480	151,876
Assets held for sale	59,052	62,709
Total assets	$222,532	$214,585
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

23.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of December 31, 2017 and 2016, and their results of operations, comprehensive income and cash flows for the years ended December 31, 2017, 2016 and 2015.

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

The following condensed consolidating financial information is presented in conformance with the components of the Consolidated Financial Statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Equity in the subsidiaries is therefore reflected in the Parent Issuer's and Subsidiary Guarantor's Investment in subsidiaries and Equity in earnings of subsidiaries. Non-Guarantor Subsidiaries represent all other subsidiaries on a combined basis. The consolidating adjustments presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$48,344	$(15)	$48,329
Fixed maturities, at fair value using the fair value option	—	—	3,018	—	3,018
Equity securities, available-for-sale, at fair value	115	—	265	—	380
Short-term investments	212	—	259	—	471
Mortgage loans on real estate, net of valuation allowance	—	—	8,686	—	8,686
Policy loans	—	—	1,888	—	1,888
Limited partnerships/corporations	—	—	784	—	784
Derivatives	49	—	445	(97)	397
Investments in subsidiaries	12,293	7,618	—	(19,911)	—
Other investments	—	1	46	—	47
Securities pledged	—	—	2,087	—	2,087
Total investments	12,669	7,619	65,822	(20,023)	66,087
Cash and cash equivalents	244	1	973	—	1,218
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,615	—	1,626
Accrued investment income	—	—	667	—	667
Premium receivable and reinsurance recoverable	—	—	7,632	—	7,632
Deferred policy acquisition costs and Value of business acquired	—	—	3,374	—	3,374
Current income taxes	—	6	(2)	—	4
Deferred income taxes	406	22	353	—	781
Loans to subsidiaries and affiliates	191	—	418	(609)	—
Due from subsidiaries and affiliates	2	—	3	(5)	—
Other assets	16	—	1,294	—	1,310
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,795	—	1,795
Cash and cash equivalents	—	—	217	—	217
Corporate loans, at fair value using the fair value option	—	—	1,089	—	1,089
Other assets	—	—	75	—	75
Assets held in separate accounts	—	—	77,605	—	77,605
Assets held for sale	—	—	59,052	—	59,052
Total assets	$13,539	$7,648	$221,982	$(20,637)	$222,532

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,647	$—	$15,647
Contract owner account balances	—	—	50,158	—	50,158
Payables under securities loan agreement, including collateral held	—	—	1,866	—	1,866
Short-term debt	755	68	123	(609)	337
Long-term debt	2,681	438	19	(15)	3,123
Derivatives	49	—	197	(97)	149
Pension and other postretirement provisions	—	—	550	—	550
Due to subsidiaries and affiliates	1	—	2	(3)	—
Other liabilities	44	12	2,022	(2)	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,047	—	1,047
Other liabilities	—	—	658	—	658
Liabilities related to separate accounts	—	—	77,605	—	77,605
Liabilities held for sale	—	—	58,277	—	58,277
Total liabilities	3,530	518	208,171	(726)	211,493
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	10,009	7,130	12,781	(19,911)	10,009
Noncontrolling interest	—	—	1,030	—	1,030
Total shareholders' equity	10,009	7,130	13,811	(19,911)	11,039
Total liabilities and shareholders' equity	$13,539	$7,648	$221,982	$(20,637)	$222,532

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$47,409	$(15)	$47,394
Fixed maturities, at fair value using the fair value option	—	—	3,065	—	3,065
Equity securities, available-for-sale, at fair value	93	—	165	—	258
Short-term investments	212	—	179	—	391
Mortgage loans on real estate, net of valuation allowance	—	—	8,003	—	8,003
Policy loans	—	—	1,943	—	1,943
Limited partnerships/corporations	—	—	536	—	536
Derivatives	56	—	793	(112)	737
Investments in subsidiaries	14,743	10,798	—	(25,541)	—
Other investments	—	1	46	—	47
Securities pledged	—	—	1,409	—	1,409
Total investments	15,104	10,799	63,548	(25,668)	63,783
Cash and cash equivalents	257	2	1,837	—	2,096
Short-term investments under securities loan agreements, including collateral delivered	11	—	575	—	586
Accrued investment income	—	—	666	—	666
Premium receivable and reinsurance recoverable	—	—	7,287	—	7,287
Deferred policy acquisition costs and Value of business acquired	—	—	3,997	—	3,997
Current income taxes	31	9	124	—	164
Deferred income taxes	527	37	1,006	—	1,570
Loans to subsidiaries and affiliates	278	—	11	(289)	—
Due from subsidiaries and affiliates	3	—	2	(5)	—
Other assets	21	—	1,465	—	1,486
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,936	—	1,936
Cash and cash equivalents	—	—	133	—	133
Corporate loans, at fair value using the fair value option	—	—	1,953	—	1,953
Other assets	—	—	34	—	34
Assets held in separate accounts	—	—	66,185	—	66,185
Assets held for sale	—	—	62,709	—	62,709
Total assets	$16,232	$10,847	$213,468	$(25,962)	$214,585

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,575	$—	$14,575
Contract owner account balances	—	—	50,273	—	50,273
Payables under securities loan agreement, including collateral held	—	—	969	—	969
Short-term debt	11	211	67	(289)	—
Long-term debt	3,108	437	20	(15)	3,550
Derivatives	56	—	353	(112)	297
Pension and other postretirement provisions	—	—	674	—	674
Due to subsidiaries and affiliates	—	—	3	(3)	—
Other liabilities	62	13	1,950	(2)	2,023
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	1,967	—	1,967
Other liabilities	—	—	528	—	528
Liabilities related to separate accounts	—	—	66,185	—	66,185
Liabilities held for sale	—	—	59,576	—	59,576
Total liabilities	3,237	661	197,140	(421)	200,617
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	12,995	10,186	15,355	(25,541)	12,995
Noncontrolling interest	—	—	973	—	973
Total shareholders' equity	12,995	10,186	16,328	(25,541)	13,968
Total liabilities and shareholders' equity	$16,232	$10,847	$213,468	$(25,962)	$214,585

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$33	$—	$3,274	$(13)	$3,294
Fee income	—	—	2,627	—	2,627
Premiums	—	—	2,121	—	2,121
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(30)	—	(30)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	(9)	—	(9)
Net other-than-temporary impairments recognized in earnings	—	—	(21)	—	(21)
Other net realized capital gains (losses)	—	—	(206)	—	(206)
Total net realized capital gains (losses)	—	—	(227)	—	(227)
Other revenue	8	1	362	—	371
Income (loss) related to consolidated investment entities:
Net investment income	—	—	432	—	432
Total revenues	41	1	8,589	(13)	8,618
Benefits and expenses:
Policyholder benefits	—	—	3,030	—	3,030
Interest credited to contract owner account balances	—	—	1,606	—	1,606
Operating expenses	9	—	2,645	—	2,654
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	529	—	529
Interest expense	155	37	5	(13)	184
Operating expenses related to consolidated investment entities:
Interest expense	—	—	80	—	80
Other expense	—	—	7	—	7
Total benefits and expenses	164	37	7,902	(13)	8,090
Income (loss) from continuing operations before income taxes	(123)	(36)	687	—	528
Income tax expense (benefit)	113	3	624	—	740
Income (loss) from continuing operations	(236)	(39)	63	—	(212)
Income (loss) from discontinued operations, net of tax	—	—	(2,580)	—	(2,580)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(236)	(39)	(2,517)	—	(2,792)
Equity in earnings (losses) of subsidiaries, net of tax	(2,756)	(2,623)	—	5,379	—
Net income (loss) including noncontrolling interest	(2,992)	(2,662)	(2,517)	5,379	(2,792)
Less: Net income (loss) attributable to noncontrolling interest	—	—	200	—	200
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(2,662)	$(2,717)	$5,379	$(2,992)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$19	$—	$3,347	$(12)	$3,354
Fee income	—	—	2,471	—	2,471
Premiums	—	—	2,795	—	2,795
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(32)	—	(32)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2	—	2
Net other-than-temporary impairments recognized in earnings	—	—	(34)	—	(34)
Other net realized capital gains (losses)	1	—	(330)	—	(329)
Total net realized capital gains (losses)	1	—	(364)	—	(363)
Other revenue	1	—	341	—	342
Income (loss) related to consolidated investment entities:
Net investment income	—	—	189	—	189
Total revenues	21	—	8,779	(12)	8,788
Benefits and expenses:
Policyholder benefits	—	—	3,710	—	3,710
Interest credited to contract owner account balances	—	—	1,604	—	1,604
Operating expenses	9	—	2,646	—	2,655
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	415	—	415
Interest expense	238	57	5	(12)	288
Operating expenses related to consolidated investment entities:
Interest expense	—	—	102	—	102
Other expense	—	—	4	—	4
Total benefits and expenses	247	57	8,486	(12)	8,778
Income (loss) from continuing operations before income taxes	(226)	(57)	293	—	10
Income tax expense (benefit)	(90)	(26)	70	17	(29)
Income (loss) from continuing operations	(136)	(31)	223	(17)	39
Income (loss) from discontinued operations, net of tax	—	—	(337)	—	(337)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(136)	(31)	(114)	(17)	(298)
Equity in earnings (losses) of subsidiaries, net of tax	(191)	317	—	(126)	—
Net income (loss) including noncontrolling interest	(327)	286	(114)	(143)	(298)
Less: Net income (loss) attributable to noncontrolling interest	—	—	29	—	29
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(327)	$286	$(143)	$(143)	$(327)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$4	$—	$3,348	$(9)	$3,343
Fee income	—	—	2,470	—	2,470
Premiums	—	—	2,554	—	2,554
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(78)	—	(78)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	5	—	5
Net other-than-temporary impairments recognized in earnings	—	—	(83)	—	(83)
Other net realized capital gains (losses)	(2)	—	(475)	—	(477)
Total net realized capital gains (losses)	(2)	—	(558)	—	(560)
Other revenue	3	—	385	(3)	385
Income (loss) related to consolidated investment entities:
Net investment income	—	—	551	—	551
Changes in fair value related to collateralized loan obligations	—	—	(27)	—	(27)
Total revenues	5	—	8,723	(12)	8,716
Benefits and expenses:
Policyholder benefits	—	—	3,161	—	3,161
Interest credited to contract owner account balances	—	—	1,537	—	1,537
Operating expenses	10	(1)	2,678	(3)	2,684
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	377	—	377
Interest expense	150	51	5	(9)	197
Operating expenses related to consolidated investment entities:
Interest expense	—	—	272	—	272
Other expense	—	—	12	—	12
Total benefits and expenses	160	50	8,042	(12)	8,240
Income (loss) from continuing operations before income taxes	(155)	(50)	681	—	476
Income tax expense (benefit)	(52)	—	157	(21)	84
Income (loss) from continuing operations	(103)	(50)	524	21	392
Income (loss) from discontinued operations, net of tax	—	—	146	—	146
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(103)	(50)	670	21	538
Equity in earnings (losses) of subsidiaries, net of tax	511	257	—	(768)	—
Net income (loss) including noncontrolling interest	408	207	670	(747)	538
Less: Net income (loss) attributable to noncontrolling interest	—	—	130	—	130
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$408	$207	$540	$(747)	$408

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statement of Comprehensive Income
For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(2,992)	$(2,662)	$(2,517)	$5,379	$(2,792)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,191	813	1,191	(2,004)	1,191
Other-than-temporary impairments	(2)	(5)	(2)	7	(2)
Pension and other postretirement benefits liability	(15)	(3)	(15)	18	(15)
Other comprehensive income (loss), before tax	1,174	805	1,174	(1,979)	1,174
Income tax expense (benefit) related to items of other comprehensive income (loss)	364	258	364	(622)	364
Other comprehensive income (loss), after tax	810	547	810	(1,357)	810
Comprehensive income (loss)	(2,182)	(2,115)	(1,707)	4,022	(1,982)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	200	—	200
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(2,182)	$(2,115)	$(1,907)	$4,022	$(2,182)

Condensed Consolidated Statement of Comprehensive Income
For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(327)	$286	$(114)	$(143)	$(298)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	749	593	749	(1,342)	749
Other-than-temporary impairments	24	20	24	(44)	24
Pension and other postretirement benefits liability	(10)	(2)	(10)	12	(10)
Other comprehensive income (loss), before tax	763	611	763	(1,374)	763
Income tax expense (benefit) related to items of other comprehensive income (loss)	267	214	284	(498)	267
Other comprehensive income (loss), after tax	496	397	479	(876)	496
Comprehensive income (loss)	169	683	365	(1,019)	198
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	29	—	29
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$169	$683	$336	$(1,019)	$169

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statement of Comprehensive Income
For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$408	$207	$670	$(747)	$538
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,581)	(1,875)	(2,581)	4,456	(2,581)
Other-than-temporary impairments	19	13	19	(32)	19
Pension and other postretirement benefits liability	(14)	(3)	(14)	17	(14)
Other comprehensive income (loss), before tax	(2,576)	(1,865)	(2,576)	4,441	(2,576)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(897)	(648)	(898)	1,546	(897)
Other comprehensive income (loss), after tax	(1,679)	(1,217)	(1,678)	2,895	(1,679)
Comprehensive income (loss)	(1,271)	(1,010)	(1,008)	2,148	(1,141)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	130	—	130
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,271)	$(1,010)	$(1,138)	$2,148	$(1,271)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(22)	$138	$1,694	$(232)	$1,578
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,325	—	8,325
Equity securities, available-for-sale	25	—	29	—	54
Mortgage loans on real estate	—	—	955	—	955
Limited partnerships/corporations	—	—	236	—	236
Acquisition of:
Fixed maturities	—	—	(8,719)	—	(8,719)
Equity securities, available-for-sale	(34)	—	(13)	—	(47)
Mortgage loans on real estate	—	—	(1,638)	—	(1,638)
Limited partnerships/corporations	—	—	(332)	—	(332)
Short-term investments, net	—	—	(80)	—	(80)
Derivatives, net	—	—	213	—	213
Sales from consolidated investment entities	—	—	2,047	—	2,047
Purchases within consolidated investment entities	—	—	(2,036)	—	(2,036)
Issuance of intercompany loans with maturities more than three months	(34)	—	—	34	—
Maturity of intercompany loans with maturities more than three months	34	—	—	(34)	—
Maturity (issuance) of short-term intercompany loans, net	87	—	(408)	321	—
Return of capital contributions and dividends from subsidiaries	1,020	1,024	—	(2,044)	—
Capital contributions to subsidiaries	(467)	(47)	—	514	—
Collateral (delivered) received, net	—	—	(148)	—	(148)
Other, net	—	—	3	—	3
Net cash provided by (used in) investing activities - discontinued operations	—	—	(1,261)	—	(1,261)
Net cash provided by (used in) investing activities	631	977	(2,827)	(1,209)	(2,428)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,061	—	5,061
Maturities and withdrawals from investment contracts	—	—	(5,372)	—	(5,372)
Proceeds from issuance of debt with maturities of more than three months	399	—	—	—	399
Repayment of debt with maturities of more than three months	(490)	—	—	—	(490)
Debt issuance costs	(3)	—	—	—	(3)
Proceeds of intercompany loans with maturities of more than three months	—	—	34	(34)	—
Repayments of intercompany loans with maturities of more than three months	—	—	(34)	34	—
Net (repayments of) proceeds from short-term intercompany loans	408	(143)	56	(321)	—
Return of capital contributions and dividends to parent	—	(1,020)	(1,256)	2,276	—
Contributions of capital from parent	—	47	467	(514)	—
Borrowings of consolidated investment entities	—	—	967	—	967
Repayments of borrowings of consolidated investment entities	—	—	(804)	—	(804)
Contributions from (distributions to) participants in consolidated investment entities	—	—	449	—	449
Proceeds from issuance of common stock, net	3	—	—	—	3
Share-based compensation	(8)	—	—	—	(8)
Common stock acquired - Share repurchase	(923)	—	—	—	(923)
Dividends paid	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities - discontinued operations	—	—	384	—	384
Net cash provided by (used in) financing activities	(622)	(1,116)	(48)	1,441	(345)
Net increase (decrease) in cash and cash equivalents	(13)	(1)	(1,181)	—	(1,195)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	244	1	1,471	—	1,716
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	498	—	498
Cash and cash equivalents of continuing operations, end of period	$244	$1	$973	$—	$1,218

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(308)	$173	$3,996	$(270)	$3,591
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,112	—	8,112
Equity securities, available-for-sale	18	—	86	—	104
Mortgage loans on real estate	—	—	747	—	747
Limited partnerships/corporations	—	—	306	—	306
Acquisition of:
Fixed maturities	—	—	(9,839)	—	(9,839)
Equity securities, available-for-sale	(23)	—	(24)	—	(47)
Mortgage loans on real estate	—	—	(1,481)	—	(1,481)
Limited partnerships/corporations	—	—	(367)	—	(367)
Short-term investments, net	—	—	31	—	31
Derivatives, net	1	—	(25)	—	(24)
Sales from consolidated investments entities	—	—	2,304	—	2,304
Purchases within consolidated investment entities	—	—	(1,727)	—	(1,727)
Maturity (issuance) of short-term intercompany loans, net	52	—	(11)	(41)	—
Return of capital contributions and dividends from subsidiaries	922	760	—	(1,682)	—
Capital contributions to subsidiaries	(215)	(64)	—	279	—
Collateral (delivered) received, net	—	—	(22)	—	(22)
Other, net	—	—	20	—	20
Net cash provided by (used in) investing activities - discontinued operations	—	—	(1,800)	—	(1,800)
Net cash provided by (used in) investing activities	755	696	(3,690)	(1,444)	(3,683)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2016

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,891	—	5,891
Maturities and withdrawals from investment contracts	—	—	(5,412)	—	(5,412)
Proceeds from issuance of debt with maturities of more than three months	798	—	—	—	798
Repayment of debt with maturities of more than three months	(660)	(48)	—	—	(708)
Debt issuance costs	(16)	—	—	—	(16)
Net (repayments of) proceeds from short-term intercompany loans	11	5	(57)	41	—
Return of capital contributions and dividends to parent	—	(892)	(1,060)	1,952	—
Contributions of capital from parent	—	50	229	(279)	—
Borrowings of consolidated investment entities	—	—	126	—	126
Repayments of borrowings of consolidated investment entities	—	—	(455)	—	(455)
Contributions from (distributions to) participants in consolidated investment entities	—	—	51	—	51
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(7)	—	—	—	(7)
Common stock acquired - Share repurchase	(687)	—	—	—	(687)
Dividends paid	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities - discontinued operations	—	—	916	—	916
Net cash provided by (used in) financing activities	(568)	(885)	229	1,714	490
Net increase (decrease) in cash and cash equivalents	(121)	(16)	535	—	398
Cash and cash equivalents, beginning of period	378	18	2,117	—	2,513
Cash and cash equivalents, end of period	257	2	2,652	—	2,911
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	815	—	815
Cash and cash equivalents of continuing operations, end of period	$257	$2	$1,837	$—	$2,096

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$130	$260	$3,375	$(517)	$3,248
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	8,327	—	8,327
Equity securities, available-for-sale	24	—	52	—	76
Mortgage loans on real estate	—	—	1,088	—	1,088
Limited partnerships/corporations	—	—	258	—	258
Acquisition of:
Fixed maturities	—	—	(8,759)	—	(8,759)
Equity securities, available-for-sale	(31)	—	(106)	—	(137)
Mortgage loans on real estate	—	—	(1,381)	—	(1,381)
Limited partnerships/corporations	—	—	(417)	—	(417)
Short-term investments, net	(212)	—	680	—	468
Derivatives, net	(33)	—	(108)	—	(141)
Sales from consolidated investments entities	—	—	5,432	—	5,432
Purchases within consolidated investment entities	—	—	(7,521)	—	(7,521)
Maturity of intercompany loans with maturities more than three months	1	—	—	(1)	—
Maturity (issuance) of short-term intercompany loans, net	(162)	—	—	162	—
Return of capital contributions and dividends from subsidiaries	1,467	1,198	—	(2,665)	—
Capital contributions to subsidiaries	—	(15)	—	15	—
Collateral (delivered) received, net	20	—	19	—	39
Other, net	—	14	43	—	57
Net cash provided by (used in) investing activities - discontinued operations	—	—	(1,663)	—	(1,663)
Net cash provided by (used in) investing activities	1,074	1,197	(4,056)	(2,489)	(4,274)

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Year Ended December 31, 2015

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	5,298	—	5,298
Maturities and withdrawals from investment contracts	—	—	(4,587)	—	(4,587)
Repayment of debt with maturities of more than three months	—	(31)	—	—	(31)
Debt issuance costs	(7)	—	—	—	(7)
Intercompany loans with maturities of more than three months	—	—	(1)	1	—
Net (repayments of) proceeds from short-term intercompany loans	—	57	105	(162)	—
Return of capital contributions and dividends to parent	—	(1,467)	(1,715)	3,182	—
Contributions of capital from parent	—	—	15	(15)	—
Borrowings of consolidated investment entities	—	—	1,373	—	1,373
Repayments of borrowings of consolidated investment entities	—	—	(479)	—	(479)
Contributions from (distributions to) participants in consolidated investment entities	—	—	662	—	662
Share-based compensation	(5)	—	—	—	(5)
Common stock acquired - Share repurchase	(1,487)	—	—	—	(1,487)
Dividends paid	(9)	—	—	—	(9)
Net cash provided by (used in) financing activities - discontinued operations	—	—	280	—	280
Net cash provided by (used in) financing activities	(1,508)	(1,441)	951	3,006	1,008
Net increase (decrease) in cash and cash equivalents	(304)	16	270	—	(18)
Cash and cash equivalents, beginning of period	682	2	1,847	—	2,531
Cash and cash equivalents, end of period	378	18	2,117	—	2,513
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	696	—	696
Cash and cash equivalents of continuing operations, end of period	$378	$18	$1,421	$—	$1,817

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

24. Selected Consolidated Unaudited Quarterly Financial Data

The unaudited quarterly results of operations for 2017 and 2016 are summarized in the table below:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2017
Total revenues	$2,057	$2,191	$2,184	$2,186
Total benefits and expenses	1,944	2,036	2,144	1,966
Income (loss) from continuing operations before income taxes	113	155	40	220
Income (loss) from discontinued operations, net of tax	(162)	64	134	(2,616)
Net income (loss)	(142)	219	214	(3,083)
Less: Net income (loss) attributable to noncontrolling interest	1	52	65	82
Net income (loss) available to Voya Financial, Inc.'s common shareholders	(143)	167	149	(3,165)
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.56	$0.08	$(3.06)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.85)	$0.34	$0.75	$(14.58)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.75)	$0.90	$0.83	$(17.64)
Diluted (1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.55	$0.08	$(3.06)
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$(0.84)	$0.34	$0.73	$(14.58)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$(0.74)	$0.89	$0.81	$(17.64)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01
(1) For the three months ended December 31, 2017, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 3.5 shares for stock compensation plans would be antidilutive to the earnings per share calculation due to the net loss from continuing operations in the period.

Voya Financial, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in millions, except per share amounts)
2016
Total revenues	$2,266	$2,088	$2,110	$2,324
Total benefits and expenses	2,228	2,118	2,216	2,216
Income (loss) from continuing operations before income taxes	38	(30)	(106)	108
Income (loss) from discontinued operations, net of tax	149	137	(145)	(478)
Net income (loss)	191	137	(251)	(375)
Less: Net income (loss) attributable to noncontrolling interest	—	(25)	12	42
Net income (loss) available to Voya Financial, Inc.'s common shareholders	191	162	(263)	(417)
Earnings Per Share
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.21	$0.12	$(0.59)	$0.31
Income (loss) from discontinuing operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.72	$0.68	$(0.73)	$(2.45)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.93	$0.80	$(1.32)	$(2.14)
Diluted(1)
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.21	$0.12	$(0.59)	$0.31
Income (loss) from discontinuing operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.71	$0.67	$(0.73)	$(2.43)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.92	$0.79	$(1.32)	$(2.12)
Cash dividends declared per common share	$0.01	$0.01	$0.01	$0.01
(1) For the three months ended September 30, 2016, weighted average shares used for calculating basic and diluted earnings per share are the same, as the inclusion of the 1.9 shares for stock compensation plans would be antidilutive to the earnings per share calculation due to the net loss from continuing operations in the period.

Voya Financial, Inc.
Schedule I

Summary of Investments Other than Investments in Affiliates
As of December 31, 2017
(In millions)

Type of Investments	Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturities:
U.S. Treasuries	$2,047	$2,522	$2,522
U.S. Government agencies and authorities	223	275	275
State, municipalities, and political subdivisions	1,856	1,913	1,913
U.S. corporate public securities	20,857	23,258	23,258
U.S. corporate private securities	5,628	5,833	5,833
Foreign corporate public securities and foreign governments(1)	5,241	5,716	5,716
Foreign corporate private securities(1)	4,974	5,161	5,161
Residential mortgage-backed securities	4,247	4,524	4,524
Commercial mortgage-backed securities	2,646	2,704	2,704
Other asset-backed securities	1,488	1,528	1,528
Total fixed maturities, including securities pledged	49,207	53,434	53,434
Equity securities, available-for-sale	353	380	380
Short-term investments	471	471	471
Mortgage loans on real estate	8,686	8,748	8,686
Policy loans	1,888	1,888	1,888
Limited partnerships/corporations	784	784	784
Derivatives	147	397	397
Other investments	47	55	47
Total investments	$61,583	$66,157	$66,087
(1) Primarily U.S. dollar denominated.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Balance Sheets
December 31, 2017 and 2016
(In millions, except share and per share data)

	As of December 31,
	2017	2016
Assets
Investments:
Equity securities, available-for-sale, at fair value (cost of $115 as of 2017 and $93 as of 2016)	$115	$93
Short-term investments	212	212
Derivatives	49	56
Investments in subsidiaries	12,293	14,743
Total investments	12,669	15,104
Cash and cash equivalents	244	257
Short-term investments under securities loan agreements, including collateral delivered	11	11
Loans to subsidiaries and affiliates	191	278
Due from subsidiaries and affiliates	2	3
Current income taxes	—	31
Deferred income taxes	406	527
Other assets	16	21
Total assets	$13,539	$16,232

Liabilities and Shareholders' Equity
Short-term debt	$755	$11
Long-term debt	2,681	3,108
Derivatives	49	56
Due to subsidiaries and affiliates	1	—
Other liabilities	44	62
Total liabilities	3,530	3,237

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 270,078,294 and 268,079,931 shares issued as of 2017 and 2016, respectively; 171,982,673 and 194,639,273 shares outstanding as of 2017 and 2016, respectively)	3	3
Treasury stock (at cost; 98,095,621 and 73,440,658 shares as of 2017 and 2016, respectively)	(3,827)	(2,796)
Additional paid-in capital	23,821	23,609
Accumulated other comprehensive income (loss)	2,731	1,921
Retained earnings (deficit):
Unappropriated	(12,719)	(9,742)
Total Voya Financial, Inc. shareholders' equity	10,009	12,995
Total liabilities and shareholders' equity	$13,539	$16,232

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Operations
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$33	$19	$4
Net realized capital gains (losses)	—	1	(2)
Other revenue	8	1	3
Total revenues	41	21	5

Expenses:
Interest expense	155	238	150
Other expenses	9	9	10
Total expenses	164	247	160
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(123)	(226)	(155)
Income tax expense (benefit)	113	(90)	(52)
Net income (loss) before equity in earnings (losses) of subsidiaries	(236)	(136)	(103)
Equity in earnings (losses) of subsidiaries, net of tax	(2,756)	(191)	511
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(327)	$408

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(327)	$408
Other comprehensive income (loss), after tax	810	496	(1,679)
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(2,182)	$169	$(1,271)

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc.
Schedule II

Condensed Financial Information of Parent
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(2,992)	$(327)	$408
Adjustments to reconcile Net income (loss) available to Voya Financial, Inc.'s common shareholders to Net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries	2,756	191	(511)
Dividends from subsidiaries	73	55	241
Deferred income tax (benefit) expense	131	(122)	(4)
Net realized capital (gains) losses	—	(1)	2
Share-based compensation	—	—	(4)
Change in:
Other receivables and asset accruals	32	(102)	(17)
Due from subsidiaries and affiliates	1	3	6
Due to subsidiaries and affiliates	1	—	(7)
Other payables and accruals	(18)	(16)	(2)
Other, net	(6)	11	18
Net cash (used in) provided by operating activities	(22)	(308)	130

Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of equity securities, available-for-sale	25	18	24
Acquisition of equity securities, available-for-sale	(34)	(23)	(31)
Short-term investments, net	—	—	(212)
Derivatives, net	—	1	(33)
Issuance of intercompany loans with maturities more than three months	(34)	—	—
Maturity of intercompany loans issued to subsidiaries with maturities more than three months	34	—	1
Maturity (issuance) of short-term intercompany loans, net	87	52	(162)
Return of capital contributions and dividends from subsidiaries	1,020	922	1,467
Capital contributions to subsidiaries	(467)	(215)	—
Collateral received (delivered), net	—	—	20
Net cash provided by investing activities	631	755	1,074

The accompanying notes are an integral part of this Condensed Financial Information.

Voya Financial, Inc. Schedule II Condensed Financial Information of Parent Statements of Cash Flows (Continued) For the Years Ended December 31, 2017, 2016 and 2015 (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Financing Activities:
Proceeds from issuance of debt with maturities of more than three months	399	798	—
Repayment of debt with maturities of more than three months	(490)	(660)	—
Debt issuance costs	(3)	(16)	(7)
Net proceeds from short-term loans to subsidiaries	408	11	—
Proceeds from issuance of common stock, net	3	1	—
Share-based compensation	(8)	(7)	(5)
Common stock acquired - Share repurchase	(923)	(687)	(1,487)
Dividends paid	(8)	(8)	(9)
Net cash used in financing activities	(622)	(568)	(1,508)
Net decrease in cash and cash equivalents	(13)	(121)	(304)
Cash and cash equivalents, beginning of period	257	378	682
Cash and cash equivalents, end of period	$244	$257	$378

Supplemental cash flow information:
Income taxes paid (received), net	$(154)	$64	$77
Interest paid	138	156	144

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

The Company is a financial services organization in the United States that offers a broad range of retirement services, annuities, investment management services, mutual funds, life insurance, group insurance and supplemental health products. The Company provides its principal products and services through four segments: Retirement, Investment Management, Individual Life and Employee Benefits. In addition, the Company includes in Corporate the financial data not directly related to its segments and other business activities that do not have an ongoing meaningful impact to the Company's results. See the Segments Note to the Consolidated Financial Statements.

Prior to May 2013, the Company was an indirect, wholly-owned subsidiary of ING Groep N.V. ("ING Group" or "ING"), a global financial services holding company based in The Netherlands. In May 2013, Voya Financial, Inc. completed its initial public offering ("IPO") of common stock, including the issuance and sale of common stock by Voya Financial, Inc. and the sale of shares of common stock owned indirectly by ING Group. Between October 2013 and March 2015, ING Group completed the sale of its remaining shares of common stock of Voya Financial, Inc. in a series of registered public offerings. ING Group continues to hold certain warrants to purchase shares of Voya Financial, Inc. common stock as described further in the Shareholders' Equity Note to the Consolidated Financial Statements.

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

2.    Loans to Subsidiaries

Voya Financial, Inc. maintains reciprocal loan agreements with subsidiaries to facilitate unanticipated short-term cash requirements that arise in the ordinary course of business. Under these loan agreements, the limitations on borrowing are based on the nature of the subsidiary's operations. For reciprocal loan agreements with insurance companies, the amounts that either party may borrow from the other under the agreement vary and are equal to 2%-5% of the insurance subsidiary’s statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. For reciprocal loan agreements with non-insurance subsidiaries, the limits vary and are set by management based on an assessment of the financial position of the subsidiary. During the years ended 2017 and 2016, interest on any borrowing by a subsidiary under a reciprocal loan agreement is charged at a rate based on the prevailing market rate for similar third-party borrowings for securities. Borrowings by Voya Alternative Asset Management LLC ("VAAM") occur to enable VAAM to make capital contributions to the Voya Multi-Strategy Opportunity Fund LLC ("the fund"), the fund that it manages. The applicable variable interest rate is equal to the rate of return on capital invested in the fund, which may be negative over any given period.

Interest income earned on loans to subsidiaries was $8, $9 and $5 for the years ended December 31, 2017, 2016 and 2015, respectively. Interest income is included in Net investment income in the Condensed Statements of Operations.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the carrying value of Voya Financial, Inc.'s loans to subsidiaries for the periods indicated:

			As of December 31,
Subsidiaries	Rate	Maturity Date	2017	2016
Voya Alternative Asset Management LLC	(4.64)%	06/30/2018	$2	$2
Voya Institutional Plan Services, LLC	2.42%	01/02/2018	20	1
Voya Institutional Plan Services, LLC	2.45%	01/03/2018	34	14
Voya Institutional Plan Services, LLC	2.46%	01/04/2018	5	17
Voya Institutional Plan Services, LLC	2.52%	01/09/2018	1	10
Voya Institutional Plan Services, LLC	2.53%	01/11/2018	5	1
Voya Institutional Plan Services, LLC	2.53%	01/12/2018	4	—
Voya Capital	2.49%	01/04/2018	1	3
Voya Investment Management, LLC	2.57%	01/29/2018	51	15
Voya Payroll Management, Inc.	2.17%	07/03/2017	—	4
Voya Holdings Inc.	2.57%	01/29/2018	68	203
Voya Holdings Inc.	2.39%	01/26/2017	—	2
Voya Holdings Inc.	2.40%	01/27/2017	—	6
Total			$191	$278

3.    Financing Agreements

Short-term Debt

The following table summarizes Voya Financial, Inc.'s short-term debt borrowings for the periods indicated:

	As of December 31,
	2017	2016
Intercompany financing - Subsidiaries	$418	$11
Current portion of long-term debt	337	—
Total	$755	$11

Intercompany financing

Under the reciprocal loan agreements with subsidiaries, interest is charged at the prevailing market interest rate for similar third-party borrowings for securities.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Long-term Debt

The following table summarizes Voya Financial, Inc.'s long-term debt securities for the periods indicated:

		As of December 31,
	Maturity	2017	2016
5.5% Senior Notes, due 2022	07/15/2022	$361	$361
2.9% Senior Notes, due 2018	02/15/2018	337	825
5.7% Senior Notes, due 2043	07/15/2043	395	394
3.65% Senior Notes, due 2026	06/15/2026	495	494
4.8% Senior Notes, due 2046	06/15/2046	296	296
3.125% Senior Notes, due 2024	07/15/2024	396	—
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738	738
Subtotal		3,018	3,108
Less: Current portion of long-term debt		337	—
Total		$2,681	$3,108

As of December 31, 2017 and 2016, Voya Financial, Inc. was in compliance with its debt covenants.

As of December 31, 2017, aggregate amounts of future principal payments of long-term debt for the next five years and thereafter are as follows:

2018	$337
2019	—
2020	—
2021	—
2022	363
Thereafter	2,350
Total	$3,050

Credit Facilities

Voya Financial, Inc. maintains credit facilities used primarily for collateral required under affiliated reinsurance transactions and also for general corporate purposes. As of December 31, 2017, unsecured and uncommitted credit facilities totaled $496, and unsecured and committed facilities totaled $5.9 billion. Voya Financial, Inc. additionally has $205 of secured facilities. Of the aggregate $6.6 billion capacity available, Voya Financial, Inc. utilized $3.0 billion in credit facilities outstanding as of December 31, 2017. Total fees associated with credit facilities in 2017, 2016 and 2015 totaled $39, $38 and $61, respectively.

Guarantees

In the normal course of business, Voya Financial, Inc. enters into indemnification agreements with financial institutions that issue surety bonds on behalf of Voya Financial, Inc. or its subsidiaries in connection with litigation matters.

Voya Financial, Inc. provides credit support to its captive reinsurance subsidiaries through surplus maintenance agreements, pursuant to which it agrees to cause these subsidiaries to maintain particular levels of capital or surplus and which it entered into, in connection with particular credit facility agreements. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these agreements.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV") to provide up to $565 statutory reserve financing through a trust note which matures December 31, 2028. At inception, the reimbursement agreement requires Voya Financial, Inc. to cause no less than $79 of capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and $45 of capital to be maintained in Roaring River IV for a total of $124. This amount will vary over time based on a percentage of Roaring River IV in force life insurance. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85 in support of its obligations associated with a credit facility arrangement supporting an affiliated reinsurance agreement. While the credit facility was cancelled effective January 18, 2018, this surplus maintenance agreement is effective until such time that the reinsurance is recaptured. The maximum potential obligations are not specified or applicable.

Voya Financial, Inc. and SLDI are parties to a LOC facility agreement with a third-party bank that provides up to $475 of LOC capacity. SLDI has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $475, which obligations are guaranteed by Voya Financial, Inc. This agreement was entered into to facilitate collateral requirements supporting reinsurance. Voya Financial, Inc.’s guarantee obligations are effective for the duration of SLDI’s reimbursement obligations to the bank.

Roaring River, LLC ("Roaring River") is party to a LOC facility agreement with a third-party bank that provides up to $425 of LOC capacity. Roaring River has reimbursement obligations to the bank under this agreement, in an aggregate amount of up to $425, which obligations are guaranteed by Voya Financial, Inc. This agreement and the related guarantee were entered into to facilitate collateral requirements supporting reinsurance. The guarantee is effective for the duration of Roaring River’s reimbursement obligations to the bank.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of its subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of December 31, 2017 is $21. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 principal amount Equitable Notes maturing in 2027 as well as $426 combined principal amount of Aetna Notes. From time to time, Voya Financial, Inc. may also have outstanding guarantees of various obligations of its subsidiaries.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300 letter of credit facility agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

Effective December 15, 2016, Voya Financial, Inc. entered into a $600 guaranty agreement with a third party bank in order to guarantee the reimbursement obligations of SLDI as borrower. This facility agreement was terminated on July 20, 2017.

Voya Financial, Inc.
Schedule II
Notes to Condensed Financial Information of Parent
(Dollar amounts in millions, unless otherwise stated)

Effective July 1, 2017, Voya Financial, Inc. entered into an agreement with its affiliate, SLDI and a third party whereby Voya Financial, Inc. guarantees certain reimbursement and fee payment obligations of SLDI as borrower.

Effective December 28, 2017, Voya Financial, Inc. and Voya Holdings entered into an agreement with VIAC in order to provide a joint and several guarantee of VIAC’s payment obligations as the issuer of certain surplus notes to affiliates of Voya Financial, Inc. The agreement provides for Voya and Voya Holdings to reimburse the applicable holder to the extent that any interest on, principal of, and any redemption payment with respect to such Surplus Note unpaid by VIAC on its scheduled date of payment as a result of certain payment restrictions under the terms of such Surplus Notes and applicable law, including that any such payments may only be made with the prior approval of the commissioner of insurance of the VIAC’s state of domicile.

Effective January 24, 2018, Voya entered into an agreement with a third party bank whereby Voya Financial, Inc. guarantees the payment obligations of SLDI as borrower under a credit facility agreement.

There were no assets or liabilities recognized by Voya Financial, Inc. as of December 31, 2017 and 2016 in relation to these intercompany indemnifications and support agreements. As of December 31, 2017 and 2016, no circumstances existed in which Voya Financial, Inc. was required to currently perform under these indemnifications and support agreements.

4.    Returns of Capital and Dividends

Voya Financial, Inc. received returns of capital and dividends from the following subsidiaries for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Voya Holdings Inc. (1)	$1,020	$916	$1,468
Security Life of Denver International Ltd	—	30	—
Security Life of Denver Insurance Company	73	54	241
Voya Insurance Management (Bermuda), Ltd (2)	—	1	—
Total	$1,093	$1,001	$1,709
(1) The year ended December 31, 2016 includes $24 of non-cash activity.
(2) The entity was dissolved in 2016.

5.    Income Taxes

As of December 31, 2017 and 2016, Voya Financial, Inc. held deferred tax assets related to loss and credit carryforwards, some of which have not been realized by its subsidiaries but have been reimbursed to the subsidiaries by Voya Financial, Inc. pursuant to the intercompany tax sharing agreement. The total deferred tax assets were primarily comprised of federal net operating loss, state net operating loss and credit carryforwards.

Valuation allowances have been applied to these deferred tax assets as of December 31, 2017 and 2016. Character, amount and estimated expiration date of the carryforwards and the related allowances are disclosed in the Income Taxes Note to the Consolidated Financial Statements.

As of December 31, 2017 and 2016, Voya Financial, Inc. has recognized deferred tax assets of $406 and $527, respectively, primarily related to federal net operating loss carryforwards and AMT credit carryforwards.

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

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
As of December 31, 2017 and 2016
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Contract Owner Account Balances	Unearned Premiums(1)
2017
Retirement	$882	$33,884	$—
Investment Management	1	—	—
Individual Life	2,366	19,801	—
Employee Benefits	84	2,146	(1)
Corporate	41	9,974	—
Total	$3,374	$65,805	$(1)

2016
Retirement	$1,165	$34,024	$—
Investment Management	2	—	—
Individual Life	2,702	19,373	—
Employee Benefits	75	2,099	(1)
Corporate	53	9,352	—
Total	$3,997	$64,848	$(1)
(1) Represents unearned premiums associated with short-duration products of the Company's accident and health business.

Voya Financial, Inc.
Schedule III

Supplementary Insurance Information
Years Ended December 31, 2017, 2016 and 2015
(In millions)

Segment	Net Investment Income (1)(2)	Premiums and Fee Income (1)(2)	Interest Credited and Other Benefits to Contract Owners	Amortization of DAC and VOBA	Other Operating Expenses(1)(2)	Premiums Written (Excluding Life)
2017
Retirement	$1,918	$750	$1,043	$238	$1,140	$—
Investment Management	(33)	675	—	3	558	—
Individual Life	866	1,695	1,963	266	272	—
Employee Benefits	108	1,663	1,293	11	336	1,155
Corporate	435	(35)	337	11	348	—
Total	$3,294	$4,748	$4,636	$529	$2,654	$1,155
2016
Retirement	$1,907	$1,512	$1,797	$198	$1,122	$—
Investment Management	(5)	627	—	3	529	—
Individual Life	875	1,663	2,001	181	324	—
Employee Benefits	110	1,509	1,169	16	306	974
Corporate	467	(45)	347	17	374	—
Total	$3,354	$5,266	$5,314	$415	$2,655	$974
2015
Retirement	$1,819	$1,350	$1,425	$183	$1,156	$—
Investment Management	(26)	601	—	4	517	—
Individual Life	908	1,722	1,940	157	470	—
Employee Benefits	109	1,405	1,051	21	289	880
Corporate	533	(54)	282	12	252	—
Total	$3,343	$5,024	$4,698	$377	$2,684	$880
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

Voya Financial, Inc.
Schedule IV

Reinsurance
Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Gross	Ceded	Assumed		Net	Percentage of Assumed to Net
2017
Life insurance in force	$761,946	$575,495	$296,751		$483,202	61.4%

Premiums:
Life insurance	$1,280	$1,535	$1,191		$936	127.2%
Accident and health insurance	1,051	142	1		910	0.1%
Annuity contracts	275	—	—		275	—%
Total premiums	$2,606	$1,677	$1,192		$2,121	56.2%

2016
Life insurance in force	$790,570	$612,356	$318,443		$496,657	64.1%

Premiums:
Life insurance	$1,335	$1,583	$1,221		$973	125.5%
Accident and health insurance	1,056	128	1		929	0.1%
Annuity contracts	893	—	—	*	893	—%
Total premiums	$3,284	$1,711	$1,222		$2,795	43.7%

2015
Life insurance in force	$799,341	$642,890	$340,241		$496,692	68.5%

Premiums:
Life insurance	$1,351	$1,476	$1,189		$1,064	111.7%
Accident and health insurance	948	136	2		814	0.2%
Annuity contracts	676	—	—	*	676	—%
Total premiums	$2,975	$1,612	$1,191		$2,554	46.6%
*Less than $1.

Voya Financial, Inc.
Schedule V

Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015
(In millions)

	Balance at January 1,	Charged to Costs and Expenses	Write-offs/ Payments/ Other	Balance at December 31,
2017
Valuation allowance on deferred tax assets (1)	$964	$(311)	$—	$653
Allowance for losses on commercial mortgage loans (1)	3	—	—	3
2016
Valuation allowance on deferred tax assets (1)	$963	$6	$(5)	$964
Allowance for losses on commercial mortgage loans (1)	3	—	—	3
2015
Valuation allowance on deferred tax assets (1)	$972	$(14)	$5	$963
Allowance for losses on commercial mortgage loans (1)	3	—	—	3
(1) The table above excludes items related to discontinued operations and businesses held for sale.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 pertaining to financial reporting in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, Voya Financial, Inc. has maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Company's Registered Public Accounting Firm

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued their attestation report on management's internal control over financial reporting which is set forth below.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Voya Financial, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Voya Financial, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Voya Financial, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Voya Financial, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 23, 2018

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2017, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see the Share-based Incentive Compensation Plans Note in our Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K.

(shares in millions)	2014 Omnibus Plan	2013 Omnibus Plan
Authorized for issuance	$17.8	$7.7
Issued and reserved for issuance of outstanding:
RSUs	4.2	3.1
RSUs - Deal incentive awards	—	2.0
PSU awards (1)	2.7	2.3
Stock options	3.0	—
Shares available for issuance	$7.9	$0.3
(1) PSUs awarded under the Omnibus Plans entitle recipients to receive, upon vesting, a number of shares of common stock that ranges from 0% to 150% of the number of PSUs awarded, depending on the level of achievement of the specified performance conditions.

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference to the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.    Principal Accounting Fees and Services
The information required by this Item is omitted pursuant to General Instruction G to Form 10-K. Such information is incorporated by reference from the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
2.1
Master Transaction Agreement by and among Voya Financial, Inc., VA Capital Company LLC and Athene Holding Ltd., Dated as of December 20, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 21, 2017)

3.1
Amended and Restated Certificate of Incorporation of Voya Finacial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-196883) filed on June 18, 2014)

3.2	Amended and Restated By -Laws of Voya Financial, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)
4.01	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-184847), filed on April 16, 2013)
4.02
Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.03
First Supplemental Indenture, dated as of July 13, 2012, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

4.04
Second Supplemental Indenture, dated as of February 11, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.74 to the Company’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-184847) filed on March 19, 2013)

4.05
Third Supplemental Indenture, dated as of July 26, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 26, 2013)

4.06
Fifth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.07
Sixth Supplemental Indenture, dated as of June 13, 2016, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on June 14, 2016)

4.08
Seventh Supplemental Indenture, dated as of July 5, 2017, by and among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 5, 2017)

4.09
Junior Subordinated Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.10
First Supplemental Indenture, dated as of May 16, 2013, among ING U.S., Inc., Lion Connecticut Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 23, 2013)

4.11
Second Supplemental Indenture, dated as of January 23, 2018, among Voya Financial, Inc., Voya Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on January 23, 2018)

10.01
Registration Rights Agreement, dated as of May 7, 2013 between ING U.S., Inc. and ING Groep N.V. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.02
Warrant Agreement, dated as of May 7, 2013, among ING U.S., Inc., Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)

10.03	Warrant issued to ING Groep N.V, dated May 7, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on May 7, 2013)
10.04
Amendment No. 1 to Warrant Agreement, dated as of May 22, 2017, among Voya Financial, Inc., ING Groep, N.V. and Computershare Inc. (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-3 (No. 333-218956) filed on June 23, 2017)

10.05*	Amendment No. 2 to Warrant Agreement, dated as of November 10, 2017, among Voya Financial, ING Groep, N.V. and Computershare Inc.

Exhibit No.	Description of Exhibit
10.06
Indenture, dated as of August 1, 1993, between Aetna Life and Casualty Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.07
First Indenture Supplement, dated as of August 1, 1996 between Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.08
Second Indenture Supplement, dated as of October 30, 2000, among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.09
Third Indenture Supplement, dated as of December 13, 2000, among Aetna, Inc., ING Groep N.V. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.10
Indenture, dated as of July 1, 1996, among Aetna Life and Casualty Company, Aetna, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.11
First Indenture Supplement dated as of October 30, 2000 among Aetna Services, Inc. (F/K/A Aetna Life and Casualty Company), Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.12
Second Indenture Supplement dated as of December 13, 2000, between Lion Connecticut Holdings, Inc. (as successor to Aetna, Inc., Aetna Services, Inc. and Aetna Life and Casualty Company) and State Street Bank and Trust Company of Connecticut, National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333- 184847) filed on January 23, 2013)

10.13
Term Loan Agreement, dated as of April 20, 2012, among Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.14
Second Amended and Restated Revolving Credit Agreement dated as of May 6, 2016, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on May 6, 2016)

10.15
Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of March 30, 2017, among Voya Financial, Inc., Bank of America, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 3, 2017)

10.16
Second Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of January 24, 2018, among Voya Financial, Inc., Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on January 30, 2018

10.17
Master Transaction Agreement, dated as of May 1, 2006, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.18
Advances, Pledge and Security Agreement, dated as of March 27, 2009, by and between ING USA Annuity and Life Insurance Company and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.19
Deposit Agreement, dated as of May 15, 2000 between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.20
Advance, Pledge and Security Agreement, dated as of August 30, 2004, by and between the Federal Home Loan Bank of Topeka and Security Life of Denver Insurance Company (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

Exhibit No.	Description of Exhibit
10.21
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

10.33
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

10.36
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

Exhibit No.	Description of Exhibit
10.38
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 5, 2013)

10.39
Employment Agreement, dated December 11, 2014, of Rodney O. Martin, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on December 16, 2014)

10.40+
Amended Agreement with Rodney O. Martin, Jr., dated September 18, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 21, 2017)

10.41+	Amended and Restated Offer Letter of Alain M. Karaoglan, (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on July 31, 2013)
10.42+
ING Group Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.43+
ING Group Long-Term Sustainable Performance Plan (incorporated by reference to Exhibit 10.53 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.44+
Form of ING Group Long-Term Sustainable Performance Plan Grant (incorporated by reference to Exhibit 10.54 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.45+
Form of ING Group Grant of Deferred Shares (incorporated by reference to Exhibit 10.55 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.46+
ING Group Long-Term Equity Ownership Plan (incorporated by reference to Exhibit 10.56 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)

10.47+
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

10.49+
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

10.54+
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

10.58+	Form of Voya Financial, Inc. Severance Plan for Senior Managers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)

Exhibit No.	Description of Exhibit
10.59+
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

10.63+	ING Directors’ Pension Scheme (incorporated by reference to Exhibit 10.72 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-184847) filed on January 23, 2013)
10.64+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.79 to the Company’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-184847) filed on April 16, 2013)

10.65+
Voya Financial, Inc. Amended and Restated 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)

10.66+
Deal Incentive Award Agreement, dated April 30, 2013, between Fred Hubbell, ING Groep, N.V. and ING U.S., Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 9, 2013)

10.67+
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

10.68+
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

10.69+
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

10.70+
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

10.71+
Notice of conversion of restricted stock units granted in 2013 under the ING America Insurance Holdings, Inc. Equity Compensation Plan, as amended, into restricted stock units of ING U.S., Inc. under the 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-35897) filed on June 20, 2013)

10.72+
Form of ING U.S., Inc. 2013 Omnibus Non-Employee Director Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.94 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.73+
Form of ING U.S., Inc. 2013 Omnibus Employee Incentive Plan Award Supplement Providing for Dividend Equivalent Rights (incorporated by reference to Exhibit 10.95 to the Company’s Registration Statement on Form S-1 (File No. 333-191163) filed on September 13, 2013)

10.74+
Form of 2014 Restricted Stock Unit Award Agreement under the Voya Financial, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on March 10, 2014)

Exhibit No.	Description of Exhibit
10.75+
Share Repurchase Agreement, dated as of March 18, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.96 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-194469) filed on March 18, 2014)

10.76+
Master Outsourcing Services Agreement between ING North America Insurance Corporation and Milliman, Inc. dated as of June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2014)

10.77+	Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on August 7, 2014)
10.78+
Form of 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.79+
Form of Chief Executive Officer 2015 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 8, 2015)

10.80+
Form of Option Plan Grant Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on December 18, 2015)

10.81+
Form of 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 6, 2016)

10.82
Form of Chief Executive Officer 2016 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on May 5, 2016)

10.83+
Form of 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.84+
Form of Chief Executive Officer 2017 Award Agreement under the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed May 3, 2017)

10.85+
Form of Chief Financial Officer Grant Award under the Voya Financial Inc. 2014 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35897) filed on October 28, 2016)

10.86
Share Repurchase Agreement, dated as of September 1, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on September 2, 2014)

10.87
Share Repurchase Agreement, dated as of November 11, 2014, between the Company and ING Groep N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on November 12, 2014)

10.88
Share Repurchase Agreement dated as of March 2, 2015 between the Company and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 3, 2015)

10.89
Addendum, dated as of March 4, 2015, to Share Repurchase Agreement between Voya Financial, Inc. and ING Groep, N.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35897) filed on March 9, 2015)

10.90
Hannover Re Buyer Facility Agreement Dated as of September 24, 2015 Among Security Life of Denver International Limited, Voya Financial, Inc., Hannover Life Reassurance Company of America, Hannover Re (Ireland) Limited and Hannover Rück SE (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 6, 2015)

10.91+	Offer Letter of Charles P. Nelson, dated April 7, 2015 (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-35897) filed on February 25, 2016)
10.92+	Offer Letter of Christine Hurtsellers, dated September 24, 2004 (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)
10.93+
Promotion and Compensation Memorandum of Christine Hurtsellers, dated February 12, 2009 (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K (File No. 001-35897) filed on February 23, 2017)

Exhibit No.	Description of Exhibit
10.94^
Master Agreement for Outsourced Services between Voya Services Company and Cognizant Worldwide Limited dated as of July 31, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35897) filed on November 1, 2017)

10.95
Registration Rights Agreement, dated January 23, 2018, by and among Voya Financial, Inc., Voya Holdings Inc. and Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001.35897) filed on January 23, 2018)

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

* Filed herewith.
+ This exhibit is a management contract or compensatory plan or arrangement
^ Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2018	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
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

Signatures	Title	Date

/s/ Rodney O. Martin, Jr.	Chairman and Chief Executive Officer(Principal Executive Officer)	February 23, 2018
Rodney O. Martin, Jr.

/s/ Lynne Biggar	Director	February 23, 2018
Lynne Biggar

/s/ Jane P. Chwick	Director	February 23, 2018
Jane P. Chwick

/s/ Ruth Ann M. Gillis	Director	February 23, 2018
Ruth Ann M. Gillis

/s/ J. Barry Griswell	Director	February 23, 2018
J. Barry Griswell

/s/ Byron H. Pollitt, Jr.	Director	February 23, 2018
Byron H. Pollitt, Jr.

/s/ Joseph V. Tripodi	Director	February 23, 2018
Joseph V. Tripodi

/s/ Deborah C. Wright	Director	February 23, 2018
Deborah C. Wright

/s/ David Zwiener	Director	February 23, 2018
David Zwiener

/s/ Michael S. Smith	Chief Financial Officer (Principal Financial Officer)	February 23, 2018
Michael S. Smith

/s/ C. Landon Cobb, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2018
C. Landon Cobb, Jr.

