Form 10-Q
period 2018-03-31
Voya Financial, Inc.
filed 2018-05-02
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 27, 2018, 168,814,615 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended March 31, 2018

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully complete the Transaction (as defined below) on the expected economic terms or at all. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,718 as of 2018 and $44,366 as of 2017)	$47,274	$48,329
Fixed maturities, at fair value using the fair value option	2,903	3,018
Equity securities, at fair value (cost of $349 as of 2018 and $353 as of 2017)	382	380
Short-term investments	193	471
Mortgage loans on real estate, net of valuation allowance of $2 as of 2018 and $3 as of 2017	8,837	8,686
Policy loans	1,863	1,888
Limited partnerships/corporations	820	784
Derivatives	390	397
Other investments	77	47
Securities pledged (amortized cost of $1,724 as of 2018 and $1,823 as of 2017)	1,869	2,087
Total investments	64,608	66,087
Cash and cash equivalents	1,411	1,218
Short-term investments under securities loan agreements, including collateral delivered	1,479	1,626
Accrued investment income	691	667
Premium receivable and reinsurance recoverable	7,601	7,632
Deferred policy acquisition costs and Value of business acquired	3,769	3,374
Current income taxes	28	4
Deferred income taxes	1,022	781
Other assets	1,360	1,310
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,796	1,795
Cash and cash equivalents	186	217
Corporate loans, at fair value using the fair value option	769	1,089
Other assets	75	75
Assets held in separate accounts	77,949	77,605
Assets held for sale	57,080	59,052
Total assets	$219,824	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Liabilities and Shareholders' Equity:
Future policy benefits	$15,379	$15,647
Contract owner account balances	50,353	50,158
Payables under securities loan agreement, including collateral held	1,719	1,866
Short-term debt	—	337
Long-term debt	3,458	3,123
Derivatives	168	149
Pension and other postretirement provisions	540	550
Other liabilities	2,044	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	679	1,047
Other liabilities	668	658
Liabilities related to separate accounts	77,949	77,605
Liabilities held for sale	56,458	58,277
Total liabilities	209,415	211,493

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 271,775,835 and 270,078,294 shares issued as of 2018 and 2017, respectively; 171,555,213 and 171,982,673 shares outstanding as of 2018 and 2017, respectively)	3	3
Treasury stock (at cost; 100,220,622 and 98,095,621 shares as of 2018 and 2017, respectively)	(3,936)	(3,827)
Additional paid-in capital	23,961	23,821
Accumulated other comprehensive income (loss)	1,511	2,731
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(12,161)	(12,719)
Total Voya Financial, Inc. shareholders' equity	9,378	10,009
Noncontrolling interest	1,031	1,030
Total shareholders' equity	10,409	11,039
Total liabilities and shareholders' equity	$219,824	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net investment income	$823	$843
Fee income	676	637
Premiums	539	547
Net realized capital gains (losses):
Total other-than-temporary impairments	(14)	(1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	1
Net other-than-temporary impairments recognized in earnings	(14)	(2)
Other net realized capital gains (losses)	(167)	(84)
Total net realized capital gains (losses)	(181)	(86)
Other revenue	99	89
Income (loss) related to consolidated investment entities:
Net investment income	11	27
Total revenues	1,967	2,057
Benefits and expenses:
Policyholder benefits	708	750
Interest credited to contract owner account balances	382	399
Operating expenses	700	668
Net amortization of Deferred policy acquisition costs and Value of business acquired	100	64
Interest expense	49	46
Operating expenses related to consolidated investment entities:
Interest expense	6	17
Other expense	1	—
Total benefits and expenses	1,946	1,944
Income (loss) from continuing operations before income taxes	21	113
Income tax expense (benefit)	4	93
Income (loss) from continuing operations	17	20
Income (loss) from discontinued operations, net of tax	429	(162)
Net income (loss)	446	(142)
Less: Net income (loss) attributable to noncontrolling interest	—	1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$446	$(143)

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.59	$(0.75)

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.10
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.50	$(0.74)

Cash dividends declared per share of common stock	$0.01	$0.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$446	$(142)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,523)	285
Other-than-temporary impairments	20	11
Pension and other postretirement benefits liability	(3)	(3)
Other comprehensive income (loss), before tax	(1,506)	293
Income tax expense (benefit) related to items of other comprehensive income (loss)	(314)	102
Other comprehensive income (loss), after tax	(1,192)	191
Comprehensive income (loss)	(746)	49
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(746)	$48

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2018 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2018	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	(28)	—	28	—	—	—
Balance as of January 1, 2018 - As adjusted	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	446	446	—	446
Other comprehensive income (loss), after tax	—	—	—	(1,192)	—	—	(1,192)	—	(1,192)
Total comprehensive income (loss)							(746)	—	(746)
Common stock issuance	—	—	2	—	—	—	2	—	2
Common stock acquired - Share repurchase	—	(100)	100	—	—	—	—	—	—
Dividends on common stock	—	—	(2)	—	—	—	(2)	—	(2)
Share-based compensation	—	(9)	40	—	—	—	31	—	31
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	1	1
Balance as of March 31, 2018	$3	$(3,936)	$23,961	$1,511	$—	$(12,161)	$9,378	$1,031	$10,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Three Months Ended March 31, 2017 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2017 - As previously filed	$3	$(2,796)	$23,609	$1,921	$—	$(9,742)	$12,995	$973	$13,968
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	15	15	—	15
Balance as of January 1, 2017 - As adjusted	3	(2,796)	23,609	1,921	—	(9,727)	13,010	973	13,983
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(143)	(143)	1	(142)
Other comprehensive income (loss), after tax	—	—	—	191	—	—	191	—	191
Total comprehensive income (loss)							48	1	49
Common stock issuance	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	(247)	50	—	—	—	(197)	—	(197)
Dividends on common stock	—	—	(2)	—	—	—	(2)	—	(2)
Share-based compensation	—	(7)	39	—	—	—	32	—	32
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	13	13
Balance as of March 31, 2017	$3	$(3,050)	$23,697	$2,112	$—	$(9,870)	$12,892	$987	$13,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities - continuing operations	$38	$(208)
Net cash provided by operating activities - discontinued operations	363	159
Net cash provided by (used in) operating activities	$401	$(49)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	2,077	2,303
Equity securities	6	11
Mortgage loans on real estate	241	300
Limited partnerships/corporations	30	42
Acquisition of:
Fixed maturities	(2,254)	(1,933)
Equity securities	(12)	(20)
Mortgage loans on real estate	(391)	(845)
Limited partnerships/corporations	(54)	(88)
Short-term investments, net	278	(40)
Derivatives, net	17	186
Sales from consolidated investment entities	88	613
Purchases within consolidated investment entities	(138)	(384)
Collateral (delivered) received, net	—	(135)
Other, net	(17)	20
Net cash provided by investing activities - discontinued operations	365	161
Net cash provided by investing activities	236	191
Cash Flows from Financing Activities:
Deposits received for investment contracts	1,415	1,192
Maturities and withdrawals from investment contracts	(1,360)	(1,311)
Proceeds from issuance of debt with maturities of more than three months	350	—
Repayment of debt with maturities of more than three months	(350)	(91)
Debt issuance costs	(6)	—
Borrowings of consolidated investment entities	62	—
Contributions from (distributions to) participants in consolidated investment entities, net	(19)	(130)
Proceeds from issuance of common stock, net	2	1
Share-based compensation	(9)	(7)
Common stock acquired - Share repurchase	—	(190)
Dividends paid	(2)	(2)
Net cash used in financing activities - discontinued operations	(480)	(217)
Net cash used in financing activities	(397)	(755)
Net increase (decrease) in cash and cash equivalents	240	(613)
Cash and cash equivalents, beginning of period	1,716	2,911
Cash and cash equivalents, end of period	1,956	2,298
Less: Cash and cash equivalents of discontinued operations, end of period	545	932
Cash and cash equivalents of continuing operations, end of period	$1,411	$1,366

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

On December 20, 2017, the Company entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). This transaction is expected to close during the second or third quarter of 2018 and will result in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses (collectively, the "Transaction"). The assets and liabilities related to the businesses to be sold have been classified as held for sale in the accompanying Condensed Consolidated Balance Sheets and as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows and are reported separately for all periods presented. See the Business Held for Sale and Discontinued Operations Note to these Condensed Consolidated Financial Statements.

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

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. In addition, the Company includes in Corporate the financial data not directly related to its segments, and other business activities that do not have an ongoing meaningful impact to the Company's results. See the Segments Note to these Condensed Consolidated Financial Statements.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2018, and its results of operations, comprehensive income, changes in shareholders' equity and statements of cash flows for the three months ended March 31, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

Significant Accounting Policies

Investments

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01 "Financial Instruments-Overall (ASC Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01") (See the Adoption of New Pronouncements section below). As a result, the Company measures its equity securities at fair value and recognizes any changes in fair value in net income. Prior to adoption, equity securities were designated as available-for-sale and reported at fair value with unrealized capital gains (losses) recorded in Accumulated other comprehensive income (loss) ("AOCI").

Recognition of Revenue

As of January 1, 2018, the Company changed its method for recognizing costs to obtain and fulfill certain financial services contracts upon the adoption of ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" ("ASU 2014-09"). (See the Adoption of New Pronouncements section below.)

Financial services revenue is disaggregated by type of service in the following table. Such revenue represents approximately 29.2% of total Retirement revenue, all of Investment Management revenue, and all of Corporate revenue. Such revenue is immaterial for Employee Benefits and Individual Life. For the three months ended March 31, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Three Months Ended March 31, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$55	$141	$—
Asset management	—	41	—
Recordkeeping & administration	62	43	2
Distribution & shareholder servicing	74	44	30
Total financial services revenue	$191	$269	$32

Receivables of $211 are included in Other assets on the Condensed Consolidated Balance Sheets as of March 31, 2018.

Financial Services Revenue
Revenue for various financial services is measured based on consideration specified in a contract with a customer and excludes any amounts collected on behalf of third parties. For advisory, asset management, and recordkeeping and administration services, the Company recognizes revenue as services are provided, generally over time. In addition, the Company may arrange for sub-advisory services for a customer under certain contracts. Revenue is recognized when the Company has satisfied a performance obligation by transferring control of a service to a customer. Contract terms are typically less than one year, and consideration is generally variable and due as services are rendered.

For distribution and shareholder servicing revenue, the Company provides distribution services at a point in time and shareholder services over time. Such revenue is recognized when the Company has satisfied a performance obligation and related consideration is received. Contract terms are less than one year, and consideration is variable. For distribution services, revenue may be recognized in periods subsequent to when the Company has satisfied a performance obligation, as a component of related consideration is constrained under certain contracts.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For a description of principal activities by reportable segment from which the Company generates revenue, see the Segments Note in Part II, Item 8. of the Company's Annual Report on Form 10-K for further information.

Revenue for various financial services is recorded in Fee income or Other revenue in the Condensed Consolidated Statements of Operations.

Contract Costs
Contract cost assets represent costs incurred to obtain or fulfill a contract that are expected to be recovered and, thus, have been capitalized and are subject to amortization. Capitalized contract costs include incremental costs of obtaining a contract and fulfillment costs that relate directly to a contract and generate or enhance resources of the Company that are used to satisfy performance obligations.

The Company defers (1) incremental commissions and variable compensation paid to the Company's direct sales force, consultant channel, and intermediary partners, as a result of obtaining certain financial services contracts and (2) account set-up expenses on certain recordkeeping contracts. The Company expenses as incurred deferrable contract costs for which the amortization period would be one year or less (based on the U.S. GAAP practical expedient) and other contract-related costs. The Company periodically reviews contract cost assets for impairment. Capitalized contract costs are included in Other assets on the Condensed Consolidated Balance Sheets, and costs expensed as incurred are included in Operating expenses in the Condensed Consolidated Statements of Operations.

As of March 31, 2018, contract cost assets were $106. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three months ended March 31, 2018, amortization expense of $6 was recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

Adoption of New Pronouncements

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

The provisions of ASU 2017-07 were adopted by the Company on January 1, 2018 retrospectively for the presentation of service costs and other components in the statement of operations, and prospectively for the capitalization of service costs in assets. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

Derecognition of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (ASC Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance & Accounting for Partial Sales of Nonfinancial Assets" ("ASU 2017-05"), which requires entities to apply certain recognition and measurement principles in ASU 2014-09, "Revenue from Contracts with Customers (ASC Topic 606)" (see Revenue from Contracts with Customers below) when they derecognize nonfinancial assets and in substance nonfinancial assets through sale or transfer, and the counterparty is not a customer.

The provisions of ASU 2017-05 were adopted on January 1, 2018 using the modified retrospective approach. The adoption had no effect on the Company's financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-15 were adopted retrospectively on January 1, 2018 and resulted in the reclassification of the Company's cash payments for debt extinguishment costs from Cash Flows from Operating Activities to Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows of $3 and $1 for the three months ended March 31, 2018 and 2017, respectively. The adoption of the remaining provisions of ASU 2016-05 had no effect on the Company's financial condition, results of operations, or cash flows.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the three months ended March 31, 2017, the Company had no excess tax benefits.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company adopted the provisions of ASU 2016-01 on January 1, 2018 using a modified retrospective approach, except for certain provisions that are required to be applied prospectively. The impact to the January 1, 2018 Condensed Consolidated Balance Sheet was a $28 increase, net of tax, to Unappropriated retained earnings with a corresponding decrease of $28, net of tax, to Accumulated other comprehensive income to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue is recognized when, or as, the entity satisfies a performance obligation under the contract. ASU 2014-09 also updated the accounting for certain costs associated with obtaining and fulfilling contracts with customers and requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB issued various amendments during 2016 to clarify the provisions and implementation guidance of ASU 2014-09. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance.

The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption had no impact on revenue recognition. However, the adoption resulted in a $106 increase in Other assets to capitalize costs to obtain and fulfill certain financial services contracts in the Retirement segment and Corporate. This adjustment was offset by a related $22 decrease in Deferred income taxes, resulting in a net $84 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet as of January 1, 2018. In addition, disclosures have been updated to reflect accounting policy changes made as a result of the implementation of ASU 2014-09. (See the Significant Accounting Policies section above.)

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. The following tables summarize the impacts of adopting the provisions of ASU 2014-09 for the three months ended March 31, 2018. For the three months ended March 31, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

Condensed Consolidated Balance Sheet
March 31, 2018
	As reported	Adjustments	Balance without adoption of ASU 2014-09
Assets:
Deferred income taxes	$1,022	$22	$1,044
Other assets	1,360	(106)	1,254
Total assets	$219,824	$(84)	$219,740

Liabilities and Shareholders' Equity:
Retained earnings (deficit):
Unappropriated	$(12,161)	$(84)	$(12,245)
Total shareholders' equity	$10,409	$(84)	$10,325
Total liabilities and shareholders' equity	$219,824	$(84)	$219,740

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2018
	As reported	Adjustments*	Balance without adoption of ASU 2014-09
Benefits and expenses:
Operating expenses	$700	$—	$700
Total benefits and expenses	1,946	—	1,946
Income (loss) from continuing operations before income taxes	21	—	21
Income tax expense (benefit)	4	—	4
Income (loss) from continuing operations	17	—	17
Net income (loss)	446	—	446
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$446	$—	$446
*The impact to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 was less than $1.

Future Adoption of Accounting Pronouncements
Reclassification of Certain Tax Effects
In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted Tax Cuts and Jobs Act of 2017 ("Tax Reform"). Stranded tax effects arise because U.S. GAAP requires that the impact of a change in tax laws or rates on deferred tax liabilities and assets be reported in net income, even if related to items recognized within accumulated other comprehensive income. The amount of the reclassification would be based on the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate, applied to deferred tax liabilities and assets reported within accumulated other comprehensive income.

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

Derivatives & Hedging
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic ASC 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which enables entities to better portray risk management activities in their financial statements, as follows:

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

The provisions of ASU 2017-12 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Debt Securities
In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (ASC Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"), which shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Business Held for Sale and Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on December 20, 2017, the Company entered into the MTA with VA Capital and Athene (the "Buyers") pursuant to which Venerable will acquire two of the Company’s subsidiaries, VIAC and DSL. The Transaction is expected to close during the second or third quarter of 2018, subject to conditions specified in the MTA, including the receipt of required regulatory approvals, and other conditions. The Transaction will result in the disposition of substantially all of the Company’s CBVA and Annuities businesses.

The purchase price in the transaction will be equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing, after giving effect to certain restructuring and other pre-sale transactions, including the reinsurance of the fixed and fixed indexed annuity business of VIAC. The purchase price for DSL is expected to approximate its carrying value. After the closing, the Company, through its other insurance subsidiaries, will continue to own surplus notes issued by VIAC in an aggregate principal amount of $350 and will acquire a 9.99% equity interest in VA Capital. The receivable for the surplus notes and VIAC's corresponding liability are included in Other assets and Liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheets. In the summary of major categories of assets and liabilities held for sale below, VIAC's corresponding liability for the surplus notes is included in Notes payable.

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

The MTA contains limits on the amount of additional capital the Company could be required to contribute to meet any increases in the Required Adjusted Book Value and on the amount of capital in excess of such amount that VA Capital could be required to compensate the Company for if such excess capital were to become trapped in VIAC prior to Transaction closing, in each case subject to certain termination rights.

The Company has determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2017, the Company recorded an estimated loss on sale, net of tax of $2,423 which included estimated transactions costs of $31 as well as the loss of $692 of deferred tax assets to write down the assets of businesses held for sale to fair value less cost to sell as of December 31, 2017. In addition, the Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2018 includes a favorable adjustment to the estimated loss on sale of $449, net of tax . The favorable adjustment to the estimated loss on sale for the three months ended March 31, 2018 includes additional estimated transaction costs of $6 as well as a benefit of $58 of deferred tax assets. The estimated transaction costs of $6 recorded in the three months ended March 31, 2018 and those recorded as of December 31, 2017 of $31 represent what the Company expects to incur through and upon closing of the Transaction. The estimated loss on sale, net of tax as of March 31, 2018 of $1,974, which includes the loss of $634 of deferred tax assets represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as held for sale in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$20,750	$21,904
Fixed maturities, at fair value using the fair value option	554	615
Short-term investments	287	352
Mortgage loans on real estate, net of valuation allowance	4,178	4,212
Derivatives	1,207	1,514
Other investments(1)	357	351
Securities pledged	831	861
Total investments	28,164	29,809
Cash and cash equivalents	545	498
Short-term investments under securities loan agreements, including collateral delivered	613	473
Deferred policy acquisition costs and Value of business acquired	917	805
Sales inducements	223	196
Deferred income taxes	442	404
Other assets(2)	455	396
Assets held in separate accounts	27,695	28,894
Write-down of businesses held for sale to fair value less cost to sell	(1,974)	(2,423)
Total assets held for sale	$57,080	$59,052

Liabilities:
Future policy benefits and contract owner account balances	$26,645	$27,065
Payables under securities loan agreement, including collateral held	1,040	1,152
Derivatives	707	782
Notes payable	350	350
Other liabilities	21	34
Liabilities related to separate accounts	27,695	28,894
Total liabilities held for sale	$56,458	$58,277
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Policy loans.
(2) Includes Other assets, Accrued investment income, Premium receivable and reinsurance recoverable.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenues:
Net investment income	$305	$318
Fee income	179	213
Premiums	44	44
Total net realized capital gains (losses)	(176)	(420)
Other revenue	6	6
Total revenues	358	161
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	320	329
Operating expenses	54	71
Net amortization of Deferred policy acquisition costs and Value of business acquired	10	29
Interest expense	5	5
Total benefits and expenses	389	434
Income (loss) from discontinued operations before income taxes	(31)	(273)
Income tax expense (benefit)	(11)	(111)
Adjustment to loss on sale, net of tax	449	—
Income (loss) from discontinued operations, net of tax	$429	$(162)

For additional information on certain assets, liabilities and other financial information related to businesses held for sale, see the Derivatives Note and the Fair Value Measurements (excluding Consolidated Investments Entities) Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of March 31, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,875	$392	$3	$—	$2,264	$—
U.S. Government agencies and authorities	214	44	—	—	258	—
State, municipalities and political subdivisions	1,791	43	19	—	1,815	—
U.S. corporate public securities	20,494	1,741	152	—	22,083	—
U.S. corporate private securities	5,633	144	112	—	5,665	—
Foreign corporate public securities and foreign governments(1)	5,357	339	60	—	5,636	—
Foreign corporate private securities(1)	5,114	163	73	—	5,204	—
Residential mortgage-backed securities:
Agency	2,992	150	53	17	3,106	—
Non-Agency	1,437	103	7	13	1,546	15
Total Residential mortgage-backed securities	4,429	253	60	30	4,652	15
Commercial mortgage-backed securities	2,874	35	38	—	2,871	—
Other asset-backed securities	1,564	39	5	—	1,598	3
Total fixed maturities, including securities pledged	49,345	3,193	522	30	52,046	18
Less: Securities pledged	1,724	177	32	—	1,869	—
Total fixed maturities	$47,621	$3,016	$490	$30	$50,177	$18
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
(4) Amount excludes $374 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of March 31, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,050	$1,061
After one year through five years	8,051	8,245
After five years through ten years	10,150	10,279
After ten years	21,227	23,340
Mortgage-backed securities	7,303	7,523
Other asset-backed securities	1,564	1,598
Fixed maturities, including securities pledged	$49,345	$52,046

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of March 31, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
March 31, 2018
Communications	$2,626	$260	$12	$2,874
Financial	5,166	345	39	5,472
Industrial and other companies	16,233	915	185	16,963
Energy	4,209	344	63	4,490
Utilities	6,289	416	72	6,633
Transportation	1,306	82	16	1,372
Total	$35,829	$2,362	$387	$37,804

December 31, 2017
Communications	$2,587	$341	$4	$2,924
Financial	5,094	487	5	5,576
Industrial and other companies	16,478	1,391	98	17,771
Energy	4,268	459	45	4,682
Utilities	6,243	607	22	6,828
Transportation	1,295	121	4	1,412
Total	$35,965	$3,406	$178	$39,193

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Fixed Maturities and Equity Securities

The Company's fixed maturities are currently designated as available-for-sale, except those accounted for using the FVO. Prior to the adoption of ASU 2016-01 as of January 1, 2018, equity securities were also designated as available-for-sale. Available-for-sale securities are reported at fair value and unrealized capital gains (losses) on these securities are recorded directly in AOCI and presented net of related changes in Deferred policy acquisition costs ("DAC"), Value of business acquired ("VOBA") and Deferred income taxes. In addition, certain fixed maturities have embedded derivatives, which are reported with the host contract on the Condensed Consolidated Balance Sheets.

The Company has elected the FVO for certain of its fixed maturities to better match the measurement of assets and liabilities in the Condensed Consolidated Statements of Operations. Certain collateralized mortgage obligations ("CMOs"), primarily interest-only and principal-only strips, are accounted for as hybrid instruments and reported at fair value with changes in the fair value recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of March 31, 2018 and December 31, 2017, approximately 41.1% and 43.2%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of March 31, 2018 and December 31, 2017, the Company did not have any securities pledged in dollar rolls, repurchase agreement transactions or reverse repurchase agreements.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of March 31, 2018 and December 31, 2017, the fair value of loaned securities was $1,592 and $1,854, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of March 31, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,446 and $1,589, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, liabilities to return collateral of $1,446 and $1,589, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of March 31, 2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $194 and $308, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	March 31, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$316	$587
U.S. Government agencies and authorities	13	5
U.S. corporate public securities	942	967
Foreign corporate public securities and foreign governments	369	338
Payables under securities loan agreements	$1,640	$1,897
(1)As of March 31, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $1,446 and $1,589, respectively.
(2)As of March 31, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $194 and $308, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of March 31, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$96	$2	$7	$—	$47	$1	$150	$3
State, municipalities and political subdivisions	406	5	83	2	218	12	707	19
U.S. corporate public securities	3,905	80	310	25	519	47	4,734	152
U.S. corporate private securities	1,457	28	219	12	684	72	2,360	112
Foreign corporate public securities and foreign governments	1,477	36	85	7	142	17	1,704	60
Foreign corporate private securities	986	18	89	26	319	29	1,394	73
Residential mortgage-backed	659	13	186	11	569	36	1,414	60
Commercial mortgage-backed	1,036	20	346	13	77	5	1,459	38
Other asset-backed	270	1	68	2	40	2	378	5
Total	$10,292	$203	$1,393	$98	$2,615	$221	$14,300	$522

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$166	$2	$—	$—		$15	$—	$181	$2
State, municipalities and political subdivisions	356	9	6	—		35	2	397	11
U.S. corporate public securities	1,399	47	8	—		114	3	1,521	50
U.S. corporate private securities	1,068	46	—	—		84	4	1,152	50
Foreign corporate public securities and foreign governments	463	17	6	—		26	1	495	18
Foreign corporate private securities	493	64	9	—		8	—	510	64
Residential mortgage-backed	967	32	6	—		81	2	1,054	34
Commercial mortgage-backed	756	10	18	—		86	1	860	11
Other asset-backed	374	3	4	—	*	27	—	405	3
Total	$6,042	$230	$57	$—		$476	$13	$6,575	$243
* Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 92.2% and 97.3% of the average book value as of March 31, 2018 and December 31, 2017, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2018
Six months or less below amortized cost	$11,817	$118	$255	$36	1,710	19
More than six months and twelve months or less below amortized cost	747	1	51	—	130	3
More than twelve months below amortized cost	2,034	105	146	34	313	20
Total	$14,598	$224	$452	$70	2,153	42

December 31, 2017
Six months or less below amortized cost	$6,126	$196	$148	$82	1,098	38
More than six months and twelve months or less below amortized cost	48	—	1	—	14	—
More than twelve months below amortized cost	448	—	12	—	87	—
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
March 31, 2018
U.S. Treasuries	$153	$—	$3	$—	26	—
State, municipalities and political subdivisions	726	—	19	—	176	—
U.S. corporate public securities	4,838	48	140	12	695	5
U.S. corporate private securities	2,399	73	89	23	178	2
Foreign corporate public securities and foreign governments	1,747	17	56	4	241	3
Foreign corporate private securities	1,397	70	48	25	100	5
Residential mortgage-backed	1,462	12	56	4	382	25
Commercial mortgage-backed	1,497	—	38	—	249	—
Other asset-backed	379	4	3	2	106	2
Total	$14,598	$224	$452	$70	2,153	42

December 31, 2017
U.S. Treasuries	$183	$—	$2	$—	29	—
State, municipalities and political subdivisions	408	—	11	—	103	—
U.S. corporate public securities	1,553	18	45	5	232	2
U.S. corporate private securities	1,129	73	28	22	73	2
Foreign corporate public securities and foreign governments	506	7	16	2	84	1
Foreign corporate private securities	490	84	16	48	35	6
Residential mortgage-backed	1,075	13	29	5	334	25
Commercial mortgage-backed	871	—	11	—	164	—
Other asset-backed	407	1	3	—	145	2
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
March 31, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	7	—	—	—
Non-agency RMBS < 80%	443	—	7	—
Agency RMBS	1,034	12	49	4
Other ABS (Non-RMBS)	357	4	3	2
Total RMBS and Other ABS	$1,841	$16	$59	$6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
March 31, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$257	$—	$4	$—
Non-agency RMBS > 5% - 10%	14	—	—	—
Non-agency RMBS > 0% - 5%	174	—	2	—
Non-agency RMBS 0%	5	—	1	—
Agency RMBS	1,034	12	49	4
Other ABS (Non-RMBS)	357	4	3	2
Total RMBS and Other ABS	$1,841	$16	$59	$6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
March 31, 2018	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,169	$6	$36	$2
Floating Rate	672	10	23	4
Total	$1,841	$16	$59	$6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of March 31, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017 the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.

As of March 31, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	March 31, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,835	$8,839	$4	$8,685	$8,689
Collective valuation allowance for losses	N/A	(2)	(2)	N/A	(3)	(3)
Total net commercial mortgage loans	$4	$8,833	$8,837	$4	$8,682	$8,686
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three months ended March 31, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	March 31, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$3	$3
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$2	$3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	March 31, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of March 31, 2018 and December 31, 2017, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of March 31, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of March 31, 2018 and December 31, 2017.

The following table presents information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Impaired loans, average investment during the period (amortized cost) (1)	$4	$5
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

The following table presents the LTV ratios as of the dates indicated:

	March 31, 2018(1)	December 31, 2017(1)
Loan-to-Value Ratio:
0% - 50%	$860	$849
> 50% - 60%	2,192	2,125
> 60% - 70%	5,194	5,144
> 70% - 80%	571	551
> 80% and above	22	20
Total Commercial mortgage loans	$8,839	$8,689
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the DSC ratios as of the dates indicated:

	March 31, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,015	$7,013
> 1.25x - 1.5x	680	655
> 1.0x - 1.25x	976	893
Less than 1.0x	142	105
Commercial mortgage loans secured by land or construction loans	26	23
Total Commercial mortgage loans	$8,839	$8,689
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	March 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,100	23.8%	$2,024	23.4%
South Atlantic	1,792	20.3%	1,716	19.7%
Middle Atlantic	1,606	18.2%	1,612	18.5%
West South Central	947	10.7%	959	11.0%
Mountain	926	10.5%	859	9.9%
East North Central	860	9.7%	884	10.2%
New England	159	1.8%	161	1.8%
West North Central	375	4.2%	391	4.5%
East South Central	74	0.8%	83	1.0%
Total Commercial mortgage loans	$8,839	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

	March 31, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,609	29.5%	$2,587	29.7%
Industrial	2,045	23.1%	2,108	24.3%
Apartments	1,958	22.2%	1,849	21.3%
Office	1,405	15.9%	1,384	15.9%
Hotel/Motel	311	3.5%	309	3.6%
Other	425	4.8%	364	4.2%
Mixed Use	86	1.0%	88	1.0%
Total Commercial mortgage loans	$8,839	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents mortgages by year of origination as of the dates indicated:

	March 31, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$372	$—
2017	1,504	1,525
2016	1,417	1,428
2015	1,244	1,250
2014	1,276	1,303
2013	1,275	1,287
2012 and prior	1,751	1,896
Total Commercial mortgage loans	$8,839	$8,689
(1) Balances do not include collective valuation allowance for losses.

Evaluating Securities for Other-Than-Temporary Impairments

The Company performs a regular evaluation, on a security-by-security basis, of its available-for-sale securities holdings, including fixed maturity securities in accordance with its impairment policy in order to evaluate whether such investments are other-than-temporarily impaired.

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities
Foreign corporate private securities(1)	$14		1	$—		—
Residential mortgage-backed	—	*	12	1		28
Commercial mortgage-backed	—		—	1		2
Other asset-backed	—		—	—	*	1
Total	$14		13	$2		31
* Less than $1
(1) Primarily U.S. dollar denominated.

The above tables include $14 and $1 of write-downs related to credit impairments for the three months ended March 31, 2018, and 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1 in write-downs for the three months ended March 31, 2017 are related to intent impairments. There were immaterial write-downs for the three months ended March 31, 2018 related to intent impairments.

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities
Residential mortgage-backed	$—	*	3	$—	*	5
Commercial mortgage-backed	—		—	1		2
Total	$—		3	$1		7
* Less than $1

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company may sell securities during the period in which fair value has declined below amortized cost for fixed maturities. In certain situations, new factors, including changes in the business environment, can change the Company’s previous intent to continue holding a security. Accordingly, these factors may lead the Company to record additional intent related capital losses.

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Balance at January 1	$40	$55
Additional credit impairments:
On securities previously impaired	—	1
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	16	11
Balance at March 31	$24	$44

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Fixed maturities	$663	$674
Equity securities	3	2
Mortgage loans on real estate	97	97
Policy loans	25	25
Short-term investments and cash equivalents	4	2
Other	49	58
Gross investment income	841	858
Less: investment expenses	18	15
Net investment income	$823	$843

As of March 31, 2018 and December 31, 2017, the Company had $2 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

Interest income on fixed maturities is recorded when earned using an effective yield method, giving effect to amortization of premiums and accretion of discounts. Such interest income is recorded in Net investment income in the Condensed Consolidated Statements of Operations.

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Upon the adoption of ASU 2016-01 as of January 1, 2018, realized

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(40)	$(33)
Fixed maturities, at fair value option	(190)	(83)
Equity securities	(3)	—
Derivatives	17	40
Embedded derivatives - fixed maturities	(7)	(6)
Guaranteed benefit derivatives	28	(6)
Other investments	14	2
Net realized capital gains (losses)	$(181)	$(86)
After-tax net realized capital gains (losses)	$(143)	$(56)

For the three months ended March 31, 2018, the change in the fair value of equity securities still held as of March 31, 2018 was $(3).

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Proceeds on sales	$1,580	$1,398
Gross gains	11	9
Gross losses	26	21

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

The notional amounts and fair values of derivatives from continuing operations were as follows as of the dates indicated:

	March 31, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$56	$—	$—	$56	$—	$—
Foreign exchange contracts	678	1	90	625	—	60
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	26,518	188	58	27,482	173	58
Foreign exchange contracts	81	—	—	85	—	2
Equity contracts	1,596	180	13	1,526	198	19
Credit contracts	1,805	21	7	1,983	26	10
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	30	—	N/A	37	—
Within products	N/A	—	272	N/A	—	306
Within reinsurance agreements	N/A	—	71	N/A	—	129
Total		$420	$511		$434	$584
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives for businesses held for sale were as follows as of the dates indicated:

	March 31, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$18	$—	$—	$18	$—	$—
Foreign exchange contracts	236	—	34	227	—	24
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	31,316	415	255	28,412	470	88
Foreign exchange contracts	15	—	—	17	—	—
Equity contracts	36,432	791	413	34,637	1,043	664
Credit contracts	316	1	5	431	1	6
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	8	—	N/A	11	—
Within products	N/A	—	3,304	N/A	—	3,400
Total		$1,215	$4,011		$1,525	$4,182
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of March 31, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	March 31, 2018
Continuing operations:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,805	$21	$7
Equity contracts	1,449	180	13
Foreign exchange contracts	759	1	90
Interest rate contracts	21,940	188	58
		390	168
Counterparty netting(1)		(89)	(89)
Cash collateral netting(1)		(256)	(1)
Securities collateral netting(1)		(33)	(76)
Net receivables/payables		$12	$2
(1) Represents the netting of receivable balances with payable balances, net of collateral, for the same counterparty under eligible netting agreements.

	March 31, 2018
Businesses held for sale:
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$316	$1	$5
Equity contracts	29,939	791	413
Foreign exchange contracts	251	—	34
Interest rate contracts	29,457	415	255
		1,207	707
Counterparty netting(1)		(661)	(661)
Cash collateral netting(1)		(470)	(46)
Securities collateral netting(1)		(54)	—
Net receivables/payables		$22	$—
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

Continuing operations: As of March 31, 2018, the Company held $146 and $101 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $174 and $73 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2018, the Company delivered $277 of securities and held $37 of securities as collateral. As of December 31, 2017, the Company delivered $233 of securities and held $38 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Businesses held for sale: As of March 31, 2018, the Company held $466 and $29 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $666 and $22 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of March 31, 2018, the Company delivered $448 of securities and held $66 of securities as collateral. As of December 31, 2017, the Company delivered $477 of securities and held $34 of securities as collateral.

Net realized gains (losses) on derivatives from continuing operations were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Foreign exchange contracts	$2	$20
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	21	(2)
Foreign exchange contracts	(2)	(3)
Equity contracts	(4)	20
Credit contracts	—	4
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(7)	(5)
Within products(2)	28	(6)
Within reinsurance agreements(3)	55	(4)
Total	$93	$24
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Net realized gains (losses) on derivatives from discontinued operations were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Derivatives: Qualifying for hedge accounting
Cash flow hedges:
Foreign exchange contracts	$1	$7
Derivatives: Non-qualifying for hedge accounting
Interest rate contracts	(228)	(21)
Foreign exchange contracts	—	(19)
Equity contracts	3	(430)
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	(2)	(2)
Within products	114	97
Total	$(112)	$(368)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of March 31, 2018, the fair values of credit default swaps of $21 and $7 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $26 and $10 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of March 31, 2018, the maximum potential future net exposure to the Company was $1.4 billion on credit default swap protection sold. As of December 31, 2017, the maximum potential future net exposure to the Company was $1.5 billion on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities from continuing operations measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,683	$581	$—	$2,264
U.S. Government agencies and authorities	—	258	—	258
State, municipalities and political subdivisions	—	1,815	—	1,815
U.S. corporate public securities	—	22,047	36	22,083
U.S. corporate private securities	—	4,517	1,148	5,665
Foreign corporate public securities and foreign governments(1)	—	5,624	12	5,636
Foreign corporate private securities(1)	—	5,025	179	5,204
Residential mortgage-backed securities	—	4,554	98	4,652
Commercial mortgage-backed securities	—	2,863	8	2,871
Other asset-backed securities	—	1,399	199	1,598
Total fixed maturities, including securities pledged	1,683	48,683	1,680	52,046
Equity securities	171	—	99	270
Derivatives:
Interest rate contracts	—	188	—	188
Foreign exchange contracts	—	1	—	1
Equity contracts	—	33	147	180
Credit contracts	—	17	4	21
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,064	19	—	3,083
Assets held in separate accounts	72,847	5,091	11	77,949
Total assets	$77,765	$54,032	$1,941	$133,738
Percentage of Level to total	58%	40%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$37	$37
IUL	—	—	150	150
GMWBL/GMWB/GMAB(2)	—	—	8	8
Stabilizer and MCGs	—	—	77	77
Other derivatives:
Interest rate contracts	—	58	—	58
Foreign exchange contracts	—	90	—	90
Equity contracts	—	13	—	13
Credit contracts	—	7	—	7
Embedded derivative on reinsurance	—	71	—	71
Total liabilities	$—	$239	$272	$511
(1) Primarily U.S. dollar denominated.
(2) Guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), Guaranteed minimum withdrawal benefits ("GMWB") and Guaranteed minimum accumulation benefits ("GMAB").

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities related to businesses held for sale measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,008	$9	$—	$1,017
U.S. Government agencies and authorities	—	28	—	28
State, municipalities and political subdivisions	—	572	—	572
U.S. corporate public securities	—	9,214	16	9,230
U.S. corporate private securities	—	2,397	515	2,912
Foreign corporate public securities and foreign governments(1)	—	2,614	—	2,614
Foreign corporate private securities(1)	—	2,460	85	2,545
Residential mortgage-backed securities	—	1,781	30	1,811
Commercial mortgage-backed securities	—	966	—	966
Other asset-backed securities	—	414	26	440
Total fixed maturities, including securities pledged	1,008	20,455	672	22,135
Equity securities	12	—	11	23
Derivatives:
Interest rate contracts	—	415	—	415
Equity contracts	—	749	42	791
Credit contracts	—	1	—	1
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	1,358	87	—	1,445
Assets held in separate accounts	27,695	—	—	27,695
Total assets	$30,073	$21,707	$725	$52,505
Percentage of Level to total	57%	42%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$2,229	$2,229
GMWBL/GMWB/GMAB	—	—	1,075	1,075
Other derivatives:
Interest rate contracts	—	255	—	255
Foreign exchange contracts	—	34	—	34
Equity contracts	—	407	6	413
Credit contracts	—	5	—	5
Total liabilities	$—	$701	$3,310	$4,011
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

Equity securities Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 2 or Level 3 assets.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates.The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three months ended March 31, 2018 and 2017. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities from continuing operations and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$—	$—	$—	$(21)	$—	$—	$—	$36	$—
U.S. corporate private securities	1,127	—	(26)	31	—	—	(22)	38	—	1,148	—
Foreign corporate public securities and foreign governments(1)	11	—	1	—	—	—	—	—	—	12	—
Foreign corporate private securities(1)	169	(14)	24	—	—	—	—	—	—	179	(14)
Residential mortgage-backed securities	42	(3)	—	64	—	—	—	—	(5)	98	(3)
Commercial mortgage-backed securities	17	—	—	8	—	—	—	—	(17)	8	—
Other asset-backed securities	92	—	(1)	143	—	—	(1)	3	(37)	199	—
Total fixed maturities, including securities pledged	1,515	(17)	(2)	246	—	(21)	(23)	41	(59)	1,680	(17)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2018 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities	$102	$(3)	$—	$—	$—	$—	$—	$—	$—	$99	$(3)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(40)	—	—	—	—	—	3	—	—	(37)	—
IUL(2)	(159)	4	—	—	(12)	—	17	—	—	(150)	—
GMWBL/GMWB/GMAB(2)	(10)	2	—	—	—	—	—	—	—	(8)	—
Stabilizer and MCGs (2)	(97)	22	—	—	(2)	—	—	—	—	(77)	—
Other derivatives, net	159	(2)	—	10	—	—	(16)	—	—	151	(8)
Assets held in separate accounts (5)	11	—	—	—	—	—	—	—	—	11	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$22	$—	$—	$—	$—	$(6)	$—	$—	$—	$16	$—
U.S. corporate private securities	503	—	(12)	15	—	—	(9)	18	—	515	—
Foreign corporate private securities(1)	83	(10)	12	—	—	—	—	—	—	85	(10)
Residential mortgage-backed securities	32	(2)	—	—	—	—	—	—	—	30	(2)
Commercial mortgage-backed securities	10	—	—	—	—	—	—	—	(10)	—	—
Other asset-backed securities	47	—	—	—	—	—	—	—	(21)	26	—
Total fixed maturities, including securities pledged	697	(12)	—	15	—	(6)	(9)	18	(31)	672	(12)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2018 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities	$11	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(2,242)	(5)	—	—	(37)	—	55	—	—	(2,229)	—
GMWBL/GMWB/GMAB(2)	(1,158)	119	—	—	(36)	—	—	—	—	(1,075)	—
Other derivatives, net	95	(38)	—	10	—	—	(31)	—	—	36	(59)
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
(4) For financial instruments still held as of March 31, amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities from continuing operations and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$(1)	$13	$—	$—	$(1)	$38	$—	$61	$—
U.S. corporate private securities	913	—	—	70	—	(2)	(4)	10	—	987	—
Foreign corporate public securities and foreign governments (1)	12	—	—	—	—	—	—	—	—	12	—
Foreign corporate private securities (1)	305	—	(1)	18	—	—	(28)	—	—	294	—
Residential mortgage-backed securities	57	(2)	(1)	10	—	—	(1)	1	—	64	—
Commercial mortgage-backed securities	16	—	—	17	—	—	(2)	—	(4)	27	—
Other asset-backed securities	53	—	—	19	—	—	(2)	8	(31)	47	—
Total fixed maturities, including securities pledged	1,368	(2)	(3)	147	—	(2)	(38)	57	(35)	1,492	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$94	$—	$1	$8	$—	$(2)	$—	$—	$—	$101	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(42)	(1)	—	—	—	—	1	—		(42)	—
IUL(2)	(81)	(29)	—	—	(8)	—	8	—	—	(110)	—
GMWBL/GMWB/GMAB(2)	(18)	3	—	—	(1)	—	—	—	—	(16)	—
Stabilizer and MCGs(2)	(150)	21	—	—	(1)	—	—	—		(131)	—
Other derivatives, net	72	27	—	6	—	—	(3)	—	—	102	30
Assets held in separate accounts(5)	5	—	—	5	—	—	—	2	—	12	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities related to businesses held for sale and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended March 31, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$10	$—	$—	$6	$—	$—	$—	$16	$—	$32	$—
U.S. corporate private securities	406	—	1	45	—	—	(1)	2	—	453	—
Foreign corporate public securities and foreign governments (1)	—	—	—	—	—	—	—	—	—	—	—
Foreign corporate private securities (1)	136	—	(1)	—	—	—	(12)	—	—	123	—
Residential mortgage-backed securities	15	(1)	—	—	—	—	—	—	—	14	—
Commercial mortgage-backed securities	8	—	—	7	—	—	(1)	—	—	14	—
Other asset-backed securities	31	—	—	10	—	—	(1)	2	(14)	28	—
Total fixed maturities, including securities pledged	606	(1)	—	68	—	—	(15)	20	(14)	664	—

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of March 31	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$5	$—	$—	$6	$—	$—	$—	$—	$—	$11	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(1,987)	(59)	—	—	(54)	—	41	—	—	(2,059)	—
GMWBL/GMWB/GMAB(2)	(1,512)	156	—	—	(37)	—	—	—	—	(1,393)	—
Other derivatives, net	34	36	—	7	—	—	(20)	4	—	61	23
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	5	—	—	—	—	(5)	—	—	—	—	—
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
(4) For financial instruments still held as of March 31, amounts are included in Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three months ended March 31, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities, other derivatives and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

Significant Unobservable Inputs

The Company's Level 3 fair value measurements of its fixed maturities, equity securities and equity and credit derivative contracts are primarily based on broker quotes for which the quantitative detail of the unobservable inputs is neither provided nor reasonably corroborated, thus negating the ability to perform a sensitivity analysis. The Company performs a review of broker quotes by performing a monthly price variance comparison and back tests broker quotes to recent trade prices.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements for continuing operations and businesses held for sale as of March 31, 2018:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 16%		—		—		0.1% to 6.5%
Correlations between:
Equity Funds	-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		—		—		—
Nonperformance risk	0.07% to 1.1%		0.07% to 1.1%		0.07% to 0.39%		0.07% to 1.1%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 3.4%	(2)	0% to 7%		—		—
Lapses	0.1% to 15.3%	(3)(4)	0% to 56%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Those GMWBL policyholders who have elected systematic withdrawals are assumed to continue taking withdrawals. As a percent of policies, approximately 50% are taking systematic withdrawals. The Company assumes that at least 70% of all policies will begin systematic withdrawals either immediately or after a delay period, with 100% utilizing by age 95. The utilization function varies by policyholder age, policy duration and tax status. Interactions with lapse and mortality also affect utilization. The utilization rate for GMWBL and GMWB tends to be lower for younger contract owners and contracts that have not reached their maximum accumulated GMWBL and GMWB benefit amount. There is also a lower utilization rate, though indirectly, for contracts that are less "in the money" (i.e., where the notional benefit amount is in excess of the account value) due to higher lapses. Conversely, the utilization rate tends to be higher for contract owners near or beyond retirement age and contracts that have accumulated their maximum GMWBL or GMWB benefit amount. There is also a higher utilization rate, though indirectly, for contracts which are highly "in the money." The chart below provides the GMWBL account value by current age group and average expected delay times from the associated attained age group as of March 31, 2018 . Due to the benefit utilization assumption for GMWBL/GMWB, the partial withdrawal assumption only applies to GMAB.

	Account Values ($ in billions)
Attained Age Group	In the Money	Out of the Money	Total	Average Expected Delay (Years)**
< 60	$1.5	$—	$1.5	9.1
60-69	5.1	0.1	5.2	3.6
70+	6.4	0.2	6.6	2.2
	$13.0	$0.3	$13.3	4.3
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and policies the Company assumes will never withdraw until age 95.
(3) Lapse rates tend to be lower during the contractual surrender charge period and higher after the surrender charge period ends; the highest lapse rates occur in the year immediately after the end of the surrender charge period.
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." The table below shows an analysis of policy account values according to whether they are in or out of the surrender charge period or at the shock lapse period and to whether they are "in the money" or "out of the money" as of March 31, 2018. Lapse ranges are based on weighted average ranges of underlying account value exposure.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

		GMWBL/GMWB/GMAB
	Moneyness	Account Value ($ in billions)	Lapse Range
During Surrender Charge Period
	In the Money**	$—	0.1% to 4.8%
	Out of the Money	—	0.6% to 5.2%
Shock Lapse Period
	In the Money**	$1.1	1.7% to 13.9%
	Out of the Money	—	13.9% to 15.3%
After Surrender Charge Period
	In the Money**	$11.9	0.9% to 6.4%
	Out of the Money	0.8	6.4% to 7.1%
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements for continuing operations and businesses held for sale as of December 31, 2017:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 16%		—		—		0.1% to 6.3%
Correlations between:
Equity Funds	-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		—		—		—
Nonperformance risk	0.02% to 1.1%		0.02% to 1.1%		0.02% to 0.54%		0.02% to 1.1%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 3.4%	(2)	0.5% to 7%		—		—
Lapses	0.1% to 15.3%	(3)(4)	0% to 56%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.

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
** For population expected to withdraw in future. Excludes policies taking systematic withdrawals and 15% of policies the Company assumes will never withdraw until age 95.
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

Other Financial Instruments

The following disclosures are made in accordance with the requirements of ASC Topic 825 which requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the Condensed Consolidated Balance Sheets.

ASC Topic 825 excludes certain financial instruments, including insurance contracts and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments from continuing operations as of the dates indicated:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$52,046	$52,046	$53,434	$53,434
Equity securities	270	270	380	380
Mortgage loans on real estate	8,837	8,854	8,686	8,748
Policy loans	1,863	1,863	1,888	1,888
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,083	3,083	3,315	3,315
Derivatives	390	390	397	397
Notes Receivable (1)	350	430	350	445
Other investments	77	85	47	55
Assets held in separate accounts	77,949	77,949	77,605	77,605
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	33,703	37,307	33,986	38,553
Funding agreements with fixed maturities	776	782	501	501
Supplementary contracts, immediate annuities and other	1,233	1,228	1,275	1,285
Derivatives:
Guaranteed benefit derivatives:
FIA	37	37	40	40
IUL	150	150	159	159
GMWBL/GMWB/GMAB	8	8	10	10
Stabilizer and MCGs	77	77	97	97
Other derivatives	168	168	149	149
Short-term debt	—	—	337	337
Long-term debt	3,458	3,642	3,123	3,478
Embedded derivative on reinsurance	71	71	129	129
(1) Included in Other assets on the Condensed Consolidated Balance Sheets
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments related to businesses held for sale as of the dates indicated:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$22,135	$22,135	$23,380	$23,380
Equity securities	23	23	23	23
Mortgage loans on real estate	4,178	4,166	4,212	4,215
Policy loans	16	16	17	17
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	1,445	1,445	1,323	1,323
Derivatives	1,207	1,207	1,514	1,514
Other investments	27	27	34	34
Assets held in separate accounts	27,695	27,695	28,894	28,894
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(1)	19,130	18,509	19,272	18,901
Funding agreements with fixed maturities	421	421	601	601
Supplementary contracts, immediate annuities and other	2,657	2,840	2,651	2,908
Derivatives:
Guaranteed benefit derivatives:
FIA	2,229	2,229	2,242	2,242
GMWBL/GMWB/GMAB	1,075	1,075	1,158	1,158
Other derivatives	707	707	782	782
Notes Payable	350	430	350	445
(1) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2
Notes Payable	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	49	2		51
Amortization:
Amortization, excluding unlocking	(62)	(20)		(82)
Unlocking(1)	(54)	(26)		(80)
Interest accrued	46	16	(2)	62
Net amortization included in Condensed Consolidated Statements of Operations	(70)	(30)		(100)
Change due to unrealized capital gains/losses on available-for-sale securities	287	157		444
Balance as of March 31, 2018	$3,084	$685		$3,769

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$3,186	$811		$3,997
Deferrals of commissions and expenses	64	3		67
Amortization:
Amortization, excluding unlocking	(106)	(35)		(141)
Unlocking(1)	1	10		11
Interest accrued	48	18	(2)	66
Net amortization included in Condensed Consolidated Statements of Operations	(57)	(7)		(64)
Change due to unrealized capital gains/losses on available-for-sale securities	(48)	(23)		(71)
Balance as of March 31, 2017	$3,145	$784		$3,929
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $43, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions.
(2) Interest accrued at the following rates for VOBA: 3.8% to 7.4% during 2018 and 4.1% to 7.4% during 2017.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of March 31, 2018, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 344,885 and 6,022,252 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan”).

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Restricted Stock Unit (RSU) awards	$19	$21
Performance Stock Unit (PSU) awards	18	14
Stock options	3	4
Total share-based compensation expense	40	39
Income tax benefit	6	13
After-tax share-based compensation expense	$34	$26

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following tables summarize the number of awards outstanding under the Omnibus Plans for the period indicated:

	RSU Awards			PSU Awards
(awards in millions)	Number of Awards		Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	3.0		$38.42	2.2		$35.53
Adjustment for PSU performance factor	N/A		N/A	—	*	42.70
Granted	1.0		50.52	0.8		53.21
Vested	(1.4)		38.44	(0.3)		42.32
Forfeited	—	*	38.42	—	*	36.79
Outstanding as of March 31, 2018	2.6		$43.06	2.7		$40.11
* Less than 0.1.

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2018	3.0		$37.60
Granted	—		—
Exercised	—		—
Forfeited	—	*	—
Outstanding as of March 31, 2018	3.0		$37.60
Vested, not exercisable, as of March 31, 2018	2.2		$37.60
Vested, exercisable, as of March 31, 2018	0.8		37.60
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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2017	268.0		73.4	194.6
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		1.9	(1.9)
Share-based compensation	1.7		0.2	1.5
Balance, March 31, 2018	271.7		100.1	171.6
* Less than 0.1.

Share Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock. These authorizations permit stock repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, or tender offers. Share repurchase authorizations typically expire if unused by a prescribed date.
On February 1, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $500. The current share repurchase authorization expires on December 31, 2018 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On December 26, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $500 and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. This arrangement closed on March 26, 2018 and an additional 1,947,413 shares were delivered.

Subsequent to March 31, 2018, the Company repurchased 3,187,539 shares through automatic repurchase transactions for an aggregate purchase price of $164.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of March 31, 2018, no warrants have been exercised.

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,
(in millions, except for per share data)	2018	2017
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$17	$20
Less: Net income (loss) attributable to noncontrolling interest	—	1
Income (loss) from continuing operations available to common shareholders	17	19
Income (loss) from discontinued operations, net of tax	429	(162)
Net income (loss) available to common shareholders	$446	$(143)

Weighted average common shares outstanding
Basic	172.3	191.7
Dilutive Effects:
Warrants	1.5	—	(1)
RSU awards	2.0	2.2
PSU awards	1.8	0.6
Stock Options	0.8	—	(2)
Diluted	178.4	194.5

Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.10
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.49	$(0.85)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.59	$(0.75)
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.10	$0.10
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$2.40	$(0.84)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$2.50	$(0.74)
(1) For the three months ended March 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) For the three months ended March 31, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the weighted average unrecognized compensation costs' effect on assumed proceeds for the period presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	March 31,
	2018	2017
Fixed maturities, net of OTTI	$3,199	$3,797
Equity securities	—	35
Derivatives	81	217
DAC/VOBA adjustment on available-for-sale securities	(918)	(1,176)
Premium deficiency reserve	(149)	—
Sales inducements and other intangibles adjustment on available-for-sale securities	(163)	(179)
Other	(32)	(31)
Unrealized capital gains (losses), before tax	2,018	2,663
Deferred income tax asset (liability)	(520)	(575)
Net unrealized capital gains (losses)	1,498	2,088
Pension and other postretirement benefits liability, net of tax	13	24
AOCI	$1,511	$2,112

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended March 31, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(2,212)		$462	$(1,750)
Equity securities	—	(2)	—	—
Other	(14)		3	(11)
OTTI	20		(4)	16
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	40		(8)	32
DAC/VOBA	553	(3)	(116)	437
Premium deficiency reserve	41		(9)	32
Sales inducements	115		(24)	91
Change in unrealized gains/losses on available-for-sale securities	(1,457)		304	(1,153)

Derivatives:
Derivatives	(40)	(1)	8	(32)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in unrealized gains/losses on derivatives	(46)		9	(37)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$(1,506)		$314	$(1,192)
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(3) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended March 31, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$328		$(114)	$214
Equity securities	2		(1)	1
Other	—		—	—
OTTI	11		(4)	7
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	45		(16)	29
DAC/VOBA	(93)	(2)	34	(59)
Premium deficiency reserve	54		(19)	35
Sales inducements	(10)		3	(7)
Change in unrealized gains/losses on available-for-sale securities	337		(117)	220

Derivatives:
Derivatives	(35)	(1)	12	(23)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(41)		14	(27)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		1	(2)
Change in pension and other postretirement benefits liability	(3)		1	(2)
Change in Accumulated other comprehensive income (loss)	$293		$(102)	$191
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.

11.    Income Taxes

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

In reliance on SAB 118 in 2017, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. For the three months ended March 31, 2018, the Company recorded an adjustment to the provisional estimate related to the deductibility of executive compensation and adjusted its calculation of tax reserves. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three months ended March 31, 2018 was 21.0%, which is equal to the statutory rate during the current period.

The Company's effective tax rate for the three months ended March 31, 2017 was 82.3%. The effective tax rate differed from the statutory rate of 35% for the three months ended March 31, 2017 primarily due to the intraperiod tax allocation method for reclassifying discontinued operations.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Financing Agreements

Short-term Debt

As of March 31, 2018, the Company had an immaterial amount of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt. As of December 31, 2017, the Company had $337 of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of March 31, 2018 and December 31, 2017:

	Maturity	March 31, 2018	December 31, 2017
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$143	$143
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	176	186
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	94	94
1.00% Windsor Property Loan	06/14/2027	5	5
5.5% Senior Notes, due 2022	07/15/2022	361	361
2.9% Senior Notes, due 2018	02/15/2018	—	337
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	738	738
5.7% Senior Notes, due 2043	07/15/2043	395	395
3.65% Senior Notes, due 2026	06/15/2026	495	495
4.8% Senior Notes, due 2046	06/15/2046	297	296
3.125% Senior Notes, due 2024	07/15/2024	396	396
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	344	—
Subtotal		3,458	3,460
Less: Current portion of long-term debt		—	337
Total		$3,458	$3,123
(1) Guaranteed by ING Group.

Senior Notes

On February 15, 2018, the remaining 2.9% Senior Notes due February 15, 2018 (the "2018 Notes") matured and Voya Financial, Inc. paid the remaining principal and interest due.

Junior Subordinated Notes

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

Interest is paid on the 2048 Notes semi-annually, in arrears, on each January 23 and July 23, at a fixed rate of 4.7% until January 23, 2028. From January 23, 2028, the 2048 Notes bear interest at an annual rate equal to three-month LIBOR plus 2.084% payable quarterly, in arrears, on January 23, April 23, July 23 and October 23. So long as no event of default with respect to the 2048 Notes has occurred and is continuing, the Company have the right on one or more occasions, to defer the payment of interest on the 2048

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Notes for one or more consecutive interest periods for up to five years. During the deferral period, interest will continue to accrue at the then-applicable rate and deferred interest will bear additional interest at the then-applicable rate.

At any time following notice of the Company's plan to defer interest and during the period interest is deferred, the Company and its subsidiaries generally, with certain exceptions, may not make payments on or redeem or purchase any shares of the Company's common stock or any of the debt securities or guarantees that rank in liquidation on a parity with or are junior to the 2048 Notes.

The Company may elect to redeem the 2048 Notes (i) in whole at any time or in part on or after January 23, 2028 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 of aggregate principal (excluding the principal amount of the 2048 Notes held by the Company, or its affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to January 23, 2028 within 90 days after the occurrence of a "tax event", a "rating agency event" or a "regulatory capital event," as defined in the 2048 Notes offering memorandum, at a redemption price equal to (a) with respect to a "rating agency event" 102% of their principal amount and (ii) with respect to a "tax event" or a "regulatory capital event," their principal amount, in each case plus accrued and unpaid interest.

Pursuant to a registration rights agreement that the Company has entered into with respect to the 2048 Notes, the Company has agreed to use commercially reasonable efforts to file a registration statement with respect to the 2048 Notes within 320 days from the closing date.

Aetna Notes

During the three months ended March 31, 2018, Voya Holdings repurchased $10 of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, the Company incurred a loss on debt extinguishment of $3 for the three months ended March 31, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. As of March 31, 2018, the outstanding principal amount of the Aetna Notes was $416, which is guaranteed by ING Group.

During the three months ended March 31, 2018, the Company withdrew $9 of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $222. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

The Company has a senior unsecured credit facility, with a revolving credit sublimit of $750 and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

On January 24, 2018, the Company further amended the Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring the Company to maintain a minimum net worth in light of the classification of substantially all of its CBVA and Annuities businesses to businesses held for sale. Upon entering into the MTA for the Transaction, the Company recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of the Company’s actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by the Company or if the Transaction does not close. The Second Amendment also provides that, upon the closing of the MTA, the total amount of LOCs that may be issued shall be reduced from $2.25 billion to $1.25 billion. The $750 sublimit available for direct borrowings remains unchanged.

As of March 31, 2018, there were no amounts outstanding as revolving credit borrowings and an immaterial amount of LOCs outstanding under the senior unsecured credit facility.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Credit Facilities

Effective January 18, 2018, a $500 financing arrangement between Langhorne I, LLC, Voya Financial, Inc. and a third party was cancelled.

Effective January 24, 2018, Security Life of Denver International Limited ("SLDI") and Voya Financial, Inc. entered into an amendment to renew a $175 letter of credit facility agreement with a third-party bank increasing the commitment to $195 and extending the expiration date of the facility from January 24, 2018 to January 24, 2021.

13.    Commitments and Contingencies

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

For the continuing business, as of March 31, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $235 and purchase limited partnerships and private placement investments of $1,367, of which $320 related to consolidated investment entities. For the businesses held for sale, as of March 31, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $91 and purchase limited partnerships and private placement investments of $329, of which $91 related to consolidated investment entities.

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

	March 31, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB (1)	$947	$602
FHLB restricted stock(2)	85	67
Other fixed maturities-state deposits	170	175
Cash and cash equivalents	13	13
Securities pledged(3)	1,869	2,087
Total restricted assets	$3,084	$2,944
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets. Excludes $508 and $691 of collateral pledged related to the businesses held for sale as of March 31, 2018 and December 31, 2017, respectively.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,592 and $1,854 as of March 31, 2018 and December 31, 2017, respectively. In addition, as of March 31, 2018 and December 31, 2017, the Company delivered securities as collateral of $277 and $233, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of March 31, 2018 and December 31, 2017, the Company had $776 and $501, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, assets with a market value of approximately $947 and $602, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Subsequent to March 31, 2018, the Company issued an additional $125 of funding agreements to the FHLB and pledged assets as required collateral.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation includes Beeson, et al. v SMMS, Lion Connecticut Holdings, Inc. and ING NAIC (Marin County CA Superior Court, CIV-092545). Thirty-four Plaintiff households (husband/wife/trust) assert that SMMS, which was purchased in 2000 and sold in 2003, breached a duty to monitor the performance of investments that Plaintiffs made with independent financial advisors they met in conjunction with retirement planning seminars presented at Fireman’s Fund Insurance Company. SMMS recommended the

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

advisors to Fireman’s Fund as seminar presenters. Some of the seminars were arranged by SMMS. As a result of the performance of their investments, Plaintiffs claim they incurred damages. Fireman’s Fund has asserted breach of contract and concealment claims against SMMS alleging that SMMS failed to fulfill its ongoing obligation to monitor the financial advisors and the investments they recommended to Plaintiffs and by failing to disclose that a primary purpose of the seminars was to develop business for the financial advisors. The Company denied all claims and vigorously defended this case at trial. During trial, the Court ruled that SMMS had duties to Plaintiffs and Fireman’s Fund that it has breached. On December 12, 2014, the Court issued a Statement of Decision in which it awarded damages in the aggregate of $37 to Plaintiffs. On January 7, 2015, the Court made final the award in favor of the Plaintiffs. The Company appealed that judgment. On February 9, 2016, final judgment in favor of Fireman’s Fund was entered in the amount of $13. The Company has appealed that judgment. On March 14, 2018, the California Court of Appeals affirmed the trial court’s decisions and damages awards in full. Under California law, annual post-judgment interest of ten percent applies to those damages awards, resulting in a total expense of $60 incurred by the Company, of which $47 was recorded in the Statements of Operations for the three months ended March 31, 2018. A petition for re-hearing was filed on March 29, 2018 in order for the Company to petition the California Supreme Court for review of the Court of Appeals’ decision, if it decides to do so. As stated in the Court of Appeals’ decision, the trial court found that ING assumed and retained any liability resulting from SMMS’s conduct. The Company intends to pursue recovery of funds paid for the damages awards and costs of defense under the terms of the applicable insurance coverage policy issued by National Union Fire Insurance Company (“AIG”). AIG has objected to coverage and has reserved all of its rights under the applicable insurance policy.

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

Litigation also includes Patrico v. Voya Financial, Inc., et al (USDC SDNY, No. 1:16-cv-07070) (filed September 9, 2016), a putative class action in which plaintiff, a participant in a 401(k) Plan, seeks to represent a class of plans “for which Voya or its subsidiaries provide recordkeeping, investment management or investment advisory services and for which Financial Engines provides investment advice to plan participants.” Plaintiff alleges that the Company and its affiliates have violated ERISA by charging unreasonable fees in connection with in-plan investment advice provided in conjunction with Financial Engines, a third-party investment adviser. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On June 20, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a motion for leave to file a first amended complaint, and the Company has opposed that motion. On March 13, 2018, the district court denied the plaintiff’s motion for leave to file an amended complaint and closed the case.

Litigation also includes Goetz v. Voya Financial and Voya Retirement Insurance and Annuity Company (USDC District of Delaware, No. 1:17-cv-1289) (filed September 8, 2017), a putative class action in which plaintiff, a participant in a 401(k) plan, seeks to represent other participants in the plan as well as a class of similarly situated plans that "contract with [Voya] for recordkeeping and other services." Plaintiff alleges that "Voya" breached its fiduciary duty to the plan and other plan participants by charging unreasonable and excessive recordkeeping fees, and that "Voya" distributed materially false and misleading 404a-5 administrative and fund fee disclosures to conceal its excessive fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. Plaintiff filed an amended complaint on January 4, 2018, and the Company filed a motion to dismiss the amended complaint on February 8, 2018.

Finally, the life insurance industry has experienced litigation alleging, for example, that insurance companies have breached the terms of their life insurance policies by increasing the insurance rates of the applicable policies inappropriately or by factoring into rate adjustments elements not disclosed under the terms of the applicable policies, and, consequently, unjustly enriched themselves. This litigation is generally known as cost of insurance litigation. Cost of insurance litigation for the Company includes Barnes v. Security Life of Denver (USDC Colorado, No. 1:18-cv-00718) (filed March 27, 2018), a putative class action in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

to increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so.  Such litigation also includes Cutler v. Voya Financial, Inc. and Reliastar Life Insurance Company (USDC S.D. Florida, No. 1:18-cv-20723) (filed February 23, 2018), in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so. The Company denies the allegations in each complaint, believes both to be without merit, and intends to defend each case vigorously.

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

As of March 31, 2018, approximately $66 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

14.     Consolidated Investment Entities

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $448 and $442 as of March 31, 2018 and December 31, 2017, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 3 and 4 CLOs as of March 31, 2018 and December 31, 2017, respectively.

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

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 14 funds, which were structured as partnerships, as of March 31, 2018 and December 31, 2017.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of March 31, 2018 and December 31, 2017 because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	March 31, 2018	December 31, 2017
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$186	$216
Corporate loans, at fair value using the fair value option	769	1,089
Limited partnerships/corporations, at fair value	1,714	1,714
Other assets	75	75
Total VIE assets	2,744	3,094
VOEs
Cash and cash equivalents	—	1
Limited partnerships/corporations, at fair value	82	81
Total VOE assets	82	82
Total assets of consolidated investment entities	$2,826	$3,176

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$679	$1,047
Other liabilities	662	649
Total VIE liabilities	1,341	1,696
VOEs
Other liabilities	6	9
Total VOE liabilities	6	9
Total liabilities of consolidated investment entities	$1,347	$1,705

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2018 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.5%. As of March 31, 2018 and December 31, 2017, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $10 and $17, respectively. Less than 1.0% of the collateral assets were in default as of March 31, 2018 and December 31, 2017.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.2% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature at various dates between 2022 and 2026 and have a weighted average maturity of 7.9 years as of March 31, 2018. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

The fair values of the CLO notes are measured based on the fair value of the CLO's corporate loans, as the Company uses the measurement alternative available under ASU 2014-13 and determined that the inputs for measuring financial assets are more observable. The CLO notes are classified within Level 2 of the fair value hierarchy, consistent with the classification of the majority of the CLO financial assets.

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

As of March 31, 2018 and December 31, 2017, certain private equity funds maintained term loans and revolving lines of credit of $688. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150-155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of March 31, 2018 and December 31, 2017, outstanding borrowings amount to $505.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The initial size of the facility was $8; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of March 31, 2018.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of March 31, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$186	$—	$—	$—	$186
Corporate loans, at fair value using the fair value option	—	769	—	—	769
Limited partnerships/corporations, at fair value	—	—	—	1,714	1,714
VOEs
Limited partnerships/corporations, at fair value	—	—	—	82	82
Total assets, at fair value	$186	$769	$—	$1,796	$2,751
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$679	$—	$—	$679
Total liabilities, at fair value	$—	$679	$—	$—	$679

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

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three months ended March 31, 2018 and 2017, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

During the three months ended March 31, 2018, the Company determined it was no longer the primary beneficiary of one consolidated CLO, due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated one investment entity during the three months ended March 31, 2018. The Company did not deconsolidate any investment entities during the three months ended March 31, 2017.

Nonconsolidated VIEs

CLOs

In addition to the consolidated CLOs, the Company also holds variable interest in certain CLOs that are not consolidated as it has been determined that the Company is not the primary beneficiary. With these CLOs, the Company serves as the investment manager and receives investment management fees and contingent performance fees. Generally, the Company does not hold any interest in the nonconsolidated CLOs but if it does, such ownership has been deemed to be insignificant. The Company has not provided, and is not obligated to provide, any financial or other support to these entities.

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of March 31, 2018 and December 31, 2017, the Company held $436 and $321 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$436	$436	$321	$321
Limited partnership/corporations	820	820	784	784

Securitizations

The Company invests in various tranches of securitization entities, including RMBS, CMBS and ABS. Through its investments, the Company is not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. The Company's involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor does the Company function in any of these roles. The Company, through its investments or other arrangements, does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, the Company is not the primary beneficiary and does not consolidate any of the RMBS, CMBS and ABS entities in which it holds investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss on these structured investments is limited to the amount of its investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to these Condensed Consolidated Financial Statements for details regarding the carrying amounts and classifications of these assets.

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

In addition to the restructuring expenses incurred above, the reduction in employees from the execution of the contract described above caused the aggregate reduction in employees under the Company's 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement during the three months ended September 30, 2017 of the Company's qualified defined benefit pension plan and active non-qualified defined benefit plan.

Total 2016 Restructuring expenses are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of the Company's segments.

The expected completion date for all 2016 Restructuring initiatives is the end of 2018. As the Company further develops these initiatives, it will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated but could be material.

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,		Cumulative Amounts Incurred to Date
	2018
Severance benefits	$6		$66
Asset write-off costs	—	*	16
Transition costs	5		22
Other costs	3		26
Total restructuring expenses	$14		$130
*Less than $1.

The following table presents the accrued liability associated with 2016 Restructuring expenses as of March 31, 2018:

	Severance Benefits	Transition Costs	Other Costs		Total
Accrued liability as of January 1, 2018	$30	$17	$3		$50
Provision	7	5	3		15
Payments	(11)	(9)	(4)		(24)
Other adjustments(1)	(1)	—	—		(1)
Accrued liability as of March 31, 2018	$25	$13	$2	(2)	$40
(1)Represents net write-downs of accruals, not associated with payments.
(2)Represents services performed but not yet paid.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Organizational Restructuring

As a result of the Company's entry into the Transaction, it is undertaking further restructuring efforts to execute the Transaction and reduce stranded expenses associated with its CBVA and fixed and fixed indexed annuities businesses, as well as its corporate and shared services functions ("Organizational Restructuring"). These activities have and will result in recognition of severance and other restructuring expenses. Restructuring expenses that are directly related to the preparation for and execution of the Transaction are included in discontinued operations. Other restructuring expenses arising from related organizational restructuring are included in continuing operations.

Total Organizational Restructuring expenses include an adjustment of $(2) which is reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. Through the closing of the Transaction, the Company anticipates incurring additional restructuring expenses, directly related to the disposition. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material. Refer to the Business Held for Sale and Discontinued Operations Note to these Condensed Consolidated Financial Statements for further information.

Total Organizational Restructuring expenses also include $5 associated with continuing operations, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. In addition to restructuring expenses associated with discontinued operations, the Company will develop and approve additional Organizational Restructuring initiatives to simplify the organization as a result of the Transaction, and expects to incur restructuring expenses associated with continuing operations in one or more periods through the end of 2019. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended March 31,	Cumulative Amounts Incurred to Date
	2018
Severance benefits	$2	$6
Other costs	1	1
Total restructuring expenses	$3	$7

The following table presents the accrued liability associated with Organizational Restructuring expenses as of March 31, 2018:

	Severance Benefits	Other Costs	Total
Accrued liability as of January 1, 2018	$4	$—	$4
Provision	4	1	5
Payments	—	(1)	(1)
Other adjustments(1)	(2)	—	(2)
Accrued liability as of March 31, 2018	$6	$—	$6
(1)Represents net write-downs of accruals, not associated with payments.

16.    Segments

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company provides its principal products and services through four segments: Retirement, Investment Management, Employee Benefits, and Individual Life.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

•
Immediate recognition of net actuarial gains (losses) related to the Company's pension and other postretirement benefit obligations and gains (losses) from plan amendments and curtailments, which includes actuarial gains and losses as a result of differences between actual and expected experience on pension plan assets or projected benefit obligation during a given period. The Company immediately recognizes actuarial gains and (losses) related to pension and other postretirement benefit obligations and gains and losses from plan adjustments and curtailments. These amounts do not reflect normal, cash-settled expenses and are not indicative of current Operating expense fundamentals; and

•
Other items not indicative of normal operations or performance of the Company's segments or may be related to infrequent events including capital or organizational restructurings including certain costs related to debt and equity offerings as well as stock and/or cash based deal contingent awards; expenses associated with the rebranding of Voya Financial, Inc.; severance and other third-party expenses associated with Restructuring. These items vary widely in timing, scope and frequency between periods as well as between companies to which the Company is compared. Accordingly, the Company adjusts for these items as management believes that these items distort the ability to make a meaningful evaluation of the current and future performance of the Company's segments. Additionally, with respect to restructuring, these costs represent changes in operations rather than investments in the future capabilities of the Company's operating businesses.

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations before income taxes	$21	$113
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(61)	(20)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(14)	8
Income (loss) related to businesses exited through reinsurance or divestment	(45)	(5)
Income (loss) attributable to noncontrolling interest	—	1
Loss related to early extinguishment of debt	(3)	(1)
Other adjustments	(19)	(15)
Total adjustments to income (loss) from continuing operations	$(142)	$(32)

Adjusted operating earnings before income taxes by segment:
Retirement	$109	$148
Investment Management	61	49
Employee Benefits	32	11
Individual Life	17	32
Corporate(1)	(56)	(95)
Total	$163	$145
(1) Adjusted operating earnings before income taxes for Corporate includes Net investment gains (losses) and Net guaranteed benefit hedging gains (losses) associated with the Retained Business in the prior period. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

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

•
Revenues related to businesses exited through reinsurance or divestment that do not qualify as discontinued oparations, which includes revenues associated with transactions to exit blocks of business (including net investment gains (losses) on securities sold related to these transactions) and residual run-off activity; these gains and (losses) are often related to infrequent events and do not reflect performance of operating segments. Excluding this activity better reveals trends in the Company's core business, which would be obscured by including the effects of business exited, and more closely aligns Operating revenues with how the Company manages its segments;

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Total revenues	$1,967	$2,057

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(73)	(27)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(7)	9
Revenues related to businesses exited through reinsurance or divestment	(40)	20
Revenues attributable to noncontrolling interest	6	19
Other adjustments	58	51
Total adjustments to revenues	(56)	72

Adjusted operating revenues by segment:
Retirement	662	625
Investment Management	185	171
Employee Benefits	453	447
Individual Life	631	630
Corporate(1)	92	112
Total	$2,023	$1,985
(1) Adjusted operating revenues for Corporate includes Net investment gains (losses) and Gains (losses) on change in fair value of derivatives related to guaranteed benefits associated with the Retained Business in the prior period. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Investment Management intersegment revenues	$43	$44

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	March 31, 2018	December 31, 2017
Retirement	$111,054	$111,476
Investment Management	608	626
Employee Benefits	2,583	2,657
Individual Life	27,421	27,301
Corporate	18,700	18,685
Total assets, before consolidation(1)	160,366	160,745
Consolidation of investment entities	2,378	2,735
Total assets, excluding assets held for sale	162,744	163,480
Assets held for sale	57,080	59,052
Total assets	$219,824	$222,532
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of March 31, 2018 and December 31, 2017, their results of operations, comprehensive income and statements of cash flows for the three months ended March 31, 2018 and 2017.

The 5.5% senior notes due 2022, the 2.9% senior notes due 2018, the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, the 3.125% senior notes due 2024 (collectively, the "Senior Notes"), the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048 (collectively, the "Junior Subordinated Notes"), each issued by Parent Issuer, are fully and unconditionally guaranteed by Subsidiary Guarantor, a 100% owned subsidiary of Parent Issuer. No other subsidiary of Parent Issuer guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Parent Issuer does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Subsidiary Guarantor for amounts due and payable.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$47,289	$(15)	$47,274
Fixed maturities, at fair value using the fair value option	—	—	2,903	—	2,903
Equity securities, at fair value	121	—	261	—	382
Short-term investments	—	—	193	—	193
Mortgage loans on real estate, net of valuation allowance	—	—	8,837	—	8,837
Policy loans	—	—	1,863	—	1,863
Limited partnerships/corporations	—	—	820	—	820
Derivatives	45	—	434	(89)	390
Investments in subsidiaries	11,494	7,415	—	(18,909)	—
Other investments	—	1	76	—	77
Securities pledged	—	—	1,869	—	1,869
Total investments	11,660	7,416	64,545	(19,013)	64,608
Cash and cash equivalents	231	—	1,180	—	1,411
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,468	—	1,479
Accrued investment income	—	—	691	—	691
Premium receivable and reinsurance recoverable	—	—	7,601	—	7,601
Deferred policy acquisition costs and Value of business acquired	—	—	3,769	—	3,769
Current income taxes	28	11	(11)	—	28
Deferred income taxes	387	23	612	—	1,022
Loans to subsidiaries and affiliates	259	—	90	(349)	—
Due from subsidiaries and affiliates	4	—	13	(17)	—
Other assets	15	—	1,345	—	1,360
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,796	—	1,796
Cash and cash equivalents	—	—	186	—	186
Corporate loans, at fair value using the fair value option	—	—	769	—	769
Other assets	—	—	75	—	75
Assets held in separate accounts	—	—	77,949	—	77,949
Assets held for sale	—	—	57,080	—	57,080
Total assets	$12,595	$7,450	$219,158	$(19,379)	$219,824

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,379	$—	$15,379
Contract owner account balances	—	—	50,353	—	50,353
Payables under securities loan agreement, including collateral held	—	—	1,719	—	1,719
Short-term debt	90	74	185	(349)	—
Long-term debt	3,026	428	19	(15)	3,458
Derivatives	45	—	212	(89)	168
Pension and other postretirement provisions	—	—	540	—	540
Due to subsidiaries and affiliates	10	—	4	(14)	—
Other liabilities	46	5	1,996	(3)	2,044
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	679	—	679
Other liabilities	—	—	668	—	668
Liabilities related to separate accounts	—	—	77,949	—	77,949
Liabilities held for sale	—	—	56,458	—	56,458
Total liabilities	3,217	507	206,161	(470)	209,415
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	9,378	6,943	11,966	(18,909)	9,378
Noncontrolling interest	—	—	1,031	—	1,031
Total shareholders' equity	9,378	6,943	12,997	(18,909)	10,409
Total liabilities and shareholders' equity	$12,595	$7,450	$219,158	$(19,379)	$219,824

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$2	$—	$825	$(4)	$823
Fee income	—	—	676	—	676
Premiums	—	—	539	—	539
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(14)	—	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(14)	—	(14)
Other net realized capital gains (losses)	—	—	(167)	—	(167)
Total net realized capital gains (losses)	—	—	(181)	—	(181)
Other revenue	—	—	99	—	99
Income (loss) related to consolidated investment entities:
Net investment income	—	—	11	—	11
Total revenues	2	—	1,969	(4)	1,967
Benefits and expenses:
Policyholder benefits	—	—	708	—	708
Interest credited to contract owner account balances	—	—	382	—	382
Operating expenses	5	—	695	—	700
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	100	—	100
Interest expense	40	11	2	(4)	49
Operating expenses related to consolidated investment entities:
Interest expense	—	—	6	—	6
Other expense	—	—	1	—	1
Total benefits and expenses	45	11	1,894	(4)	1,946
Income (loss) from continuing operations before income taxes	(43)	(11)	75	—	21
Income tax expense (benefit)	—	(3)	16	(9)	4
Income (loss) from continuing operations	(43)	(8)	59	9	17
Income (loss) from discontinued operations, net of tax	—	—	429	—	429
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(43)	(8)	488	9	446
Equity in earnings (losses) of subsidiaries, net of tax	489	818	—	(1,307)	—
Net income (loss) including noncontrolling interest	446	810	488	(1,298)	446
Less: Net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$446	$810	$488	$(1,298)	$446

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$9	$—	$838	$(4)	$843
Fee income	—	—	637	—	637
Premiums	—	—	547	—	547
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(1)	—	(1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(2)	—	(2)
Other net realized capital gains (losses)	—	—	(84)	—	(84)
Total net realized capital gains (losses)	—	—	(86)	—	(86)
Other revenue	—	—	89	—	89
Income (loss) related to consolidated investment entities:
Net investment income	—	—	27	—	27
Total revenues	9	—	2,052	(4)	2,057
Benefits and expenses:
Policyholder benefits	—	—	750	—	750
Interest credited to contract owner account balances	—	—	399	—	399
Operating expenses	2	—	666	—	668
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	64	—	64
Interest expense	39	10	1	(4)	46
Operating expenses related to consolidated investment entities:
Interest expense	—	—	17	—	17
Total benefits and expenses	41	10	1,897	(4)	1,944
Income (loss) from continuing operations before income taxes	(32)	(10)	155	—	113
Income tax expense (benefit)	(12)	(4)	69	40	93
Income (loss) from continuing operations	(20)	(6)	86	(40)	20
Income (loss) from discontinued operations, net of tax	—	—	(162)	—	(162)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(20)	(6)	(76)	(40)	(142)
Equity in earnings (losses) of subsidiaries, net of tax	(123)	226	—	(103)	—
Net income (loss) including noncontrolling interest	(143)	220	(76)	(143)	(142)
Less: Net income (loss) attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$(143)	$220	$(77)	$(143)	$(143)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$446	$810	$488	$(1,298)	$446
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(1,523)	(1,163)	(1,523)	2,686	(1,523)
Other-than-temporary impairments	20	20	20	(40)	20
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	(1,506)	(1,144)	(1,506)	2,650	(1,506)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(314)	(238)	(314)	552	(314)
Other comprehensive income (loss), after tax	(1,192)	(906)	(1,192)	2,098	(1,192)
Comprehensive income (loss)	(746)	(96)	(704)	800	(746)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(746)	$(96)	$(704)	$800	$(746)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$(143)	$220	$(76)	$(143)	$(142)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	285	184	285	(469)	285
Other-than-temporary impairments	11	9	11	(20)	11
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	293	192	293	(485)	293
Income tax expense (benefit) related to items of other comprehensive income (loss)	102	67	142	(209)	102
Other comprehensive income (loss), after tax	191	125	151	(276)	191
Comprehensive income (loss)	48	345	75	(419)	49
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$48	$345	$74	$(419)	$48

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(31)	$120	$451	$(139)	$401
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,077	—	2,077
Equity securities	4	—	2	—	6
Mortgage loans on real estate	—	—	241	—	241
Limited partnerships/corporations	—	—	30	—	30
Acquisition of:
Fixed maturities	—	—	(2,254)	—	(2,254)
Equity securities	(11)	—	(1)	—	(12)
Mortgage loans on real estate	—	—	(391)	—	(391)
Limited partnerships/corporations	—	—	(54)	—	(54)
Short-term investments, net	212	—	66	—	278
Derivatives, net	—	—	17	—	17
Sales from consolidated investments entities	—	—	88	—	88
Purchases within consolidated investment entities	—	—	(138)	—	(138)
Maturity (issuance) of short-term intercompany loans, net	(68)	—	327	(259)	—
Return of capital contributions and dividends from subsidiaries	210	96	—	(306)	—
Other, net	—	—	(17)	—	(17)
Net cash provided by (used in) investing activities - discontinued operations	—	—	365	—	365
Net cash provided by (used in) investing activities	347	96	358	(565)	236

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,415	—	1,415
Maturities and withdrawals from investment contracts	—	—	(1,360)	—	(1,360)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(327)	6	62	259	—
Return of capital contributions and dividends to parent	—	(210)	(235)	445	—
Borrowings of consolidated investment entities	—	—	62	—	62
Contributions from (distributions to) participants in consolidated investment entities	—	—	(19)	—	(19)
Proceeds from issuance of common stock, net	2	—	—	—	2
Share-based compensation	(9)	—	—	—	(9)
Dividends paid	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities - discontinued operations	—	—	(480)	—	(480)
Net cash provided by (used in) financing activities	(329)	(217)	(555)	704	(397)
Net (decrease) increase in cash and cash equivalents	(13)	(1)	254	—	240
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	231	—	1,725	—	1,956
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	545	—	545
Cash and cash equivalents of continuing operations, end of period	$231	$—	$1,180	$—	$1,411

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(27)	$3	$(5)	$(20)	$(49)
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	2,303	—	2,303
Equity securities, available-for-sale	9	—	2	—	11
Mortgage loans on real estate	—	—	300	—	300
Limited partnerships/corporations	—	—	42	—	42
Acquisition of:
Fixed maturities	—	—	(1,933)	—	(1,933)
Equity securities, available-for-sale	(12)	—	(8)	—	(20)
Mortgage loans on real estate	—	—	(845)	—	(845)
Limited partnerships/corporations	—	—	(88)	—	(88)
Short-term investments, net	(15)	—	(25)	—	(40)
Derivatives, net	—	—	186	—	186
Sales from consolidated investments entities	—	—	613	—	613
Purchases within consolidated investment entities	—	—	(384)	—	(384)
Maturity (issuance) of short-term intercompany loans, net	(243)	—	(597)	840	—
Capital contributions to subsidiaries	(50)	—	—	50	—
Collateral received (delivered), net	—	—	(135)	—	(135)
Other, net	—	—	20	—	20
Net cash provided by (used in) investing activities - discontinued operations	—	—	161	—	161
Net cash (used in) provided by investing activities	(311)	—	(388)	890	191

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Three Months Ended March 31, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	1,192	—	1,192
Maturities and withdrawals from investment contracts	—	—	(1,311)	—	(1,311)
Repayment of debt with maturities of more than three months	(91)	—	—	—	(91)
Net (repayments of) proceeds from short-term intercompany loans	598	(3)	245	(840)	—
Return of capital contributions and dividends to parent	—	—	(20)	20	—
Contributions of capital from parent	—	—	50	(50)	—
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	(130)	—	(130)
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(7)	—	—	—	(7)
Common stock acquired - Share repurchase	(190)	—	—	—	(190)
Dividends paid	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities - discontinued operations	—	—	(217)	—	(217)
Net cash provided by (used in) financing activities	309	(3)	(191)	(870)	(755)
Net (decrease) increase in cash and cash equivalents	(29)	—	(584)	—	(613)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	228	2	2,068	—	2,298
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	932	—	932
Cash and cash equivalents of continuing operations, end of period	$228	$2	$1,136	$—	$1,366

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three months ended March 31, 2018 and 2017 and financial condition as of March 31, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

Overview

Business Held for Sale and Discontinued Operations

On December 20, 2017, we entered into a Master Transaction Agreement ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"), pursuant to which Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, will acquire two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). This transaction is expected to close during the second or third quarter of 2018 and will result in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses (collectively, the "Transaction"). We have determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in this Quarterly Report on Form 10-Q. As of December 31, 2017, we recorded an estimated loss on sale, net of tax of $2,423 million which included estimated transactions costs of $31 million as well as the loss of $692 million of deferred tax assets to write down the assets of businesses held for sale to fair value, which is based on the estimated sales price in the Transaction, less cost to sell as of December 31, 2017. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2018 includes a favorable adjustment to the estimated loss on sale of $449 million, net of tax. The favorable adjustment to the estimated loss on sale for the three months ended March 31, 2018 includes additional estimated transaction costs of $6 million as well as a benefit of $58 million of deferred tax assets. The estimated transaction costs of $6 million recorded in the three months ended March 31, 2018 and those recorded as of December 31, 2017 of $31 million represent what the Company expects to incur through and upon closing of the Transaction.The estimated loss on sale, net of tax of $1,974 million as of March 31, 2018 is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date. For additional information on the Transaction and the related estimated loss on sale, see Trends and Uncertainties in Part II, Item 7. Of the Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

Pursuant to the terms of the Transaction, we will retain a small number of CBVA and Annuities policies that are not included in the disposed businesses described above ("Retained Business"). We have evaluated our segment presentation and have determined that, because the Retained Business is insignificant, its results are reported in Corporate.

The following table presents the major components of income and expenses of discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenues:
Net investment income	$305	$318
Fee income	179	213
Premiums	44	44
Total net realized capital gains (losses)	(176)	(420)
Other revenue	6	6
Total revenues	358	161
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	320	329
Operating expenses	54	71
Net amortization of Deferred policy acquisition costs and Value of business acquired	10	29
Interest expense	5	5
Total benefits and expenses	389	434
Income (loss) from discontinued operations before income taxes	(31)	(273)
Income tax expense (benefit)	(11)	(111)
Adjustment to loss on sale, net of tax	449	—
Income (loss) from discontinued operations, net of tax	$429	$(162)

We provide our principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. Corporate includes activities not directly related to our segments, results of the Retained Business and certain insignificant activities that are not meaningful to our business strategy.

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
Interest Rate Environment

In the first quarter of 2018, the term structure of interest rates featured higher rates and a flatter yield curve, a continuation of the interest rate movements seen in 2017. The economic conditions that spurred the increase in the Fed Funds rate in March 2018 - the fifth increase in the past fifteen months - moved the front end of the term structure higher. While short-term rates increased, the longer-end of the yield curve has experienced a smaller rate increase, as longer rates remain contained by low global yields and subdued inflation expectations. The Federal Reserve has begun execution of its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

The continued low interest rate environment has affected, and may continue to affect, the demand for our products in various ways. While interest rates remain low by historical standards, we may experience lower sales and reduced demand as it is more difficult to manufacture products that are consistently both attractive to customers and meet our economic targets. Our financial performance may be adversely affected by the current low interest rate environment, or by rapidly increasing rates.

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $62.7 billion as of March 31, 2018, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.1% in the first quarter of 2018. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2018 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

For additional information on the continued low impact of the interest rate environment, see Risk Factors - The level of interest rates may adversely affect our profitability, particularly in the event of a continuation of the current low interest rate environment or a period of rapidly increasing interest rates in Part I, Item 1A. of our Annual Report on Form 10-K. Also, for additional information on our sensitivity to interest rates, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

Discontinued Operations

As of December 31, 2017, we recorded an estimated loss on sale, net of tax of $2,423 million assets to write down the assets of businesses held for sale to fair value less cost to sell. Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2018 includes a favorable adjustment to the estimated loss on sale for the Transaction of $449 million, net of tax. The estimated loss on sale, net of tax as of March 31, 2018 of $1,974 million represents the excess of the estimated carrying value of the businesses held for sale over the estimated purchase price, which approximates fair value, less cost to sell. The purchase price in the Transaction is equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the

Statutory capital in VIAC at closing. The Required Adjusted Book Value is based on, subject to certain adjustments, the Conditional Trail Expectation ("CTE") 95 standard which is a statistical tail risk measure under the Standard & Poor’s ("S&P") model which follows the Risk Based capital C-3 Phase II guidelines as stipulated by the National Association of Insurance Commissioners ("NAIC").

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

The Company is required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. Changes in the estimated loss on sale that occur prior to closing of the Transaction will be reported as an adjustment to Income (loss) from discontinued operations, net of tax, in future quarters prior to closing. See the Business Held for Sale and Discontinued Operations Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on the Transaction.

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

We manage our CBVA business to focus on protecting regulatory and rating agency capital through risk management and hedging. Because U.S. GAAP accounting differs from the methods used to determine regulatory and rating agency capital measures, our CBVA business tends to create earnings volatility in our U.S. GAAP financial statements. In particular, the amount of capital we have allocated to our CBVA business for U.S. GAAP purposes includes certain intangible assets that are subject to periodic impairment testing and loss recognition, and U.S. GAAP reserves in our CBVA business are in some cases based on assumptions that differ from those we use to determine statutory and rating agency capital. To the extent that macroeconomic conditions adversely deviate from our assumptions, or if market conditions or other developments require us to write-down these intangible assets or increase U.S. GAAP reserves, we may recognize U.S. GAAP losses in our CBVA business. Furthermore, these changes will impact the carrying value of the CBVA business held for sale, which will impact the estimated loss on sale. For additional information on our hedging program within the CBVA business, see Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q.

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

Stranded Costs

As a result of the Transaction, the revenues and certain expenses of the businesses held for sale have been classified as discontinued operations. Expenses classified within discontinued operations include only direct operating expenses incurred by the businesses being sold that are identifiable as costs of the businesses being sold, but only to the extent that we will not continue to recognize such expenses after the close of the Transaction. Certain direct costs of the businesses being sold, which relate to activities for which we have agreed to provide transitional services and for which we will be reimbursed under a transition services agreement, are reported within continuing operations. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses held for sale, and other expenses that do not meet the foregoing criteria are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that Stranded Costs are representative of the future run-rate expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part II, Item I of this Quarterly Report on Form 10-Q for more information on this program.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. Tax Reform significantly revised U.S. federal corporate income tax law by, among other things, reducing the corporate income tax rate from 35% to 21% and changing various provisions of the Federal tax code that impact life insurance companies.

For more information on Tax Reform, see "Risk Factors" in Part I, Item 1A. of our Annual Report on Form 10-K, Critical Accounting Judgments and Estimates in Part II, Item 7. of our Annual Report on Form 10-K and the Income taxes Note in Part I, Item I. of this Quarterly Report on Form 10-Q.

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance-based capital allocations related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. No amounts for carried interest were reversed or recovered for the three months ended March 31, 2018 and 2017. As of March 31, 2018, approximately $66 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdle rates are not maintained throughout the remaining life of the affected funds.

Restructuring

2016 Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

On July 31, 2017, we executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 million per year, with a total cumulative 5-year cost of approximately $400 million, subject to potential reduction as a result of the Organizational Restructuring program discussed below. Included in these costs are approximately $35 million of transition costs. This initiative, which is a component of our 2016 Restructuring program, improves expense efficiency and upgrades our technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs. We incurred restructuring expenses of $7 million during the three months ended March 31, 2018. We anticipate additional restructuring expenses related to this initiative of approximately $30 - $35 million for the year ended December 31, 2018 and an immaterial amount of restructuring expenses thereafter. The restructuring expenses to be incurred for the year ended December 31, 2018 will primarily reflect the transition costs to implement this information technology services agreement.

For the three months ended March 31, 2018, these initiatives resulted in restructuring expenses of $14 million, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

In addition to the restructuring expenses incurred above, the reduction in employees from the execution of the contract described above caused the aggregate reduction in employees under our 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement during the three months ended September 30, 2017 of our qualified defined benefit pension plan and active non-qualified defined benefit plan.

As we further develop these initiatives, we will incur additional restructuring expenses in one or more periods through the end of 2018. These costs, which include severance and other costs, cannot currently be estimated, but could be material, and are not reflected in our run-rate cost savings estimates for 2018.

Organizational Restructuring

As a result of our entry into the Transaction, we are undertaking further restructuring efforts to to execute the Transaction and reduce stranded expenses associated with our CBVA and fixed and fixed indexed annuities businesses, as well as our corporate and shared services functions ("Organizational Restructuring"). These activities have and will result in recognition of severance and other restructuring expenses. Restructuring expenses that are directly related to the preparation for and execution of the Transaction are included in discontinued operations. Other restructuring expenses arising from related organizational restructuring are included in continuing operations.

The Transaction resulted in recognition of severance and other restructuring expenses. For the three months ended March 31, 2018, we incurred an adjustment to restructuring expenses of $(2) million, which is reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. Through the closing of the Transaction, we anticipate incurring additional restructuring expenses, directly related to the disposition. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

For the three months ended March 31, 2018, we also incurred restructuring expenses of $5 million associated with continuing operations, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. In addition to restructuring expenses associated with discontinued operations, we will develop and approve additional Organizational Restructuring initiatives to simplify the organization as a result of the Transaction, and expect to incur restructuring expenses associated with continuing operations in one or more periods through the end of 2019. These costs, which include severance, transition and other costs, cannot currently be estimated but could be material.

The cumulative effect of all our previously discussed programs and related initiatives should help us to address the Stranded Costs that will result from the Transaction. Refer to Stranded Costs in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information on Stranded Costs.

Operating Measures

This MD&A includes a discussion of Adjusted operating earnings before income taxes and Adjusted operating revenues, each of which is a measure used by management to evaluate segment performance. We believe that Adjusted operating earnings before income taxes provides a meaningful measure of our business performance and enhances the understanding of our financial results by focusing on the operating performance and trends of the underlying business segments and excluding items that tend to be highly variable from period to period based on capital market conditions or other factors. Adjusted operating earnings before income taxes does not replace Income (loss) from continuing operations before income taxes as the comparable U.S. GAAP measure of our consolidated results of operations. Therefore, we believe that it is useful to evaluate both Income (loss) from continuing operations before income taxes and Adjusted operating earnings before income taxes when reviewing our financial and operating performance. See the Segments Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of the adjustments made to reconcile Income (loss) before income taxes to Total adjusted operating earnings before income taxes and the adjustments made to reconcile Total revenues to Total adjusted operating revenues.

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Revenues:
Net investment income	$823	$843
Fee income	676	637
Premiums	539	547
Net realized capital gains (losses)	(181)	(86)
Other revenue	99	89
Income (loss) related to consolidated investment entities	11	27
Total revenues	1,967	2,057
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,090	1,149
Operating expenses	700	668
Net amortization of Deferred policy acquisition costs and Value of business acquired	100	64
Interest expense	49	46
Operating expenses related to consolidated investment entities	7	17
Total benefits and expenses	1,946	1,944
Income (loss) from continuing operations before income taxes	21	113
Income tax expense (benefit)	4	93
Income (loss) from continuing operations	17	20
Income (loss) from discontinued operations, net of tax	429	(162)
Net Income (loss)	446	(142)
Less: Net income (loss) attributable to noncontrolling interest	—	1
Net income (loss) available to our common shareholders	$446	$(143)

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Operating expenses:
Commissions	$173	$193
General and administrative expenses:
Restructuring expenses	19	12
Strategic Investment Program (1)	—	20
Other general and administrative expenses	559	510
Total general and administrative expenses	578	542
Total operating expenses, before DAC/VOBA deferrals	751	735
DAC/VOBA deferrals	(51)	(67)
Total operating expenses	$700	$668
(1) Beginning in 2018, remaining costs of our Strategic Investment Program are insignificant and have been allocated to our reportable segments within Other general and administrative expenses.

The following table presents AUM and AUA as of the dates indicated:

	As of March 31,
($ in millions)	2018	2017
AUM and AUA:
Retirement	$369,817	$335,751
Investment Management	271,459	263,419
Employee Benefits	1,794	1,802
Individual Life	15,588	15,341
Eliminations/Other	(117,222)	(110,898)
Total AUM and AUA(1)	$541,436	$505,415

AUM	313,532	294,256
AUA	227,904	211,159
Total AUM and AUA(1)	$541,436	$505,415
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

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Income (loss) from continuing operations before income taxes	$21	$113
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	(61)	(20)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	(14)	8
Loss related to businesses exited through reinsurance or divestment	(45)	(5)
Income (loss) attributable to noncontrolling interest	—	1
Loss related to early extinguishment of debt	(3)	(1)
Other adjustments	(19)	(15)
Total adjustments to income (loss) from continuing operations before income taxes	$(142)	$(32)

Adjusted operating earnings before income taxes by segment:
Retirement	$109	$148
Investment Management	61	49
Employee Benefits	32	11
Individual Life	17	32
Corporate(2)	(56)	(95)
Total adjusted operating earnings before income taxes	$163	$145
(1) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.
(2) Adjusted operating earnings before income taxes for Corporate includes Net investment gains (losses) and Net guaranteed benefit hedging gains (losses) associated with the Retained Business in the prior period. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Total revenues	$1,967	$2,057
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	(73)	(27)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	(7)	9
Revenues related to businesses exited through reinsurance or divestment	(40)	20
Revenues attributable to noncontrolling interest	6	19
Other adjustments	58	51
Total adjustments to revenues	$(56)	$72

Adjusted operating revenues by segment:
Retirement	$662	$625
Investment Management	185	171
Employee Benefits	453	447
Individual Life	631	630
Corporate(2)	92	112
Total adjusted operating revenues	$2,023	$1,985
(1) Refer to the Segments Note to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of these items.
(2) Adjusted operating revenues for Corporate includes Net investment gains (losses) and Gains (losses) on change in fair value of derivatives related to guaranteed benefits associated with the Retained Business in the prior period. These amounts are insignificant and do not distort the ability to make a meaningful evaluation of the trends of Corporate activities.

The following tables describe the components of the reconciliation between Adjusted operating earnings before income taxes and Income (loss) from continuing operations before income taxes related to Net investment gains (losses) and related charges and adjustments and Net guaranteed benefits hedging gains (losses) and related charges and adjustments.

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Other-than-temporary impairments	$(14)	$(1)
CMO-B fair value adjustments(1)	(38)	(17)
Gains (losses) on the sale of securities	(27)	(30)
Other, including changes in the fair value of derivatives	6	22
Total investment gains (losses)	(73)	(26)
Net amortization of DAC/VOBA and other intangibles on above	12	6
Net investment gains (losses)	$(61)	$(20)
(1) For a description of our CMO-B portfolio, see Investments - CMO-B Portfolio in Part I, Item 2. of this Quarterly report on Form 10-Q and Part II, Item 7. of our Annual report on form 10-K.

The following table presents the adjustment to Income (loss) from continuing operations before taxes related to Guaranteed benefit hedging gains (losses) net of DAC/VOBA and other intangibles amortization for the periods indicated.

	Three Months Ended March 31,
($ in millions)	2018	2017
Gain (loss), excluding nonperformance risk	$(10)	$16
Gain (loss) due to nonperformance risk	(4)	(8)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	(14)	8
Net amortization of DAC/VOBA and sales inducements	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$(14)	$8

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjustment to loss on sale, net of tax excluding costs to sell	$455	$—
Transaction costs	(6)	—
Net results of discontinued operations, excluding notable items	207	299
Income tax benefit	11	111
Notable items in CBVA results:
Net gains (losses) related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	(198)	(452)
Gain (loss) due to nonperformance risk	(39)	(132)
DAC/VOBA and other intangibles unlocking	(1)	12
Income (loss) from discontinued operations, net of tax(1)	$429	$(162)
(1) Refer to the Business Held for Sale and Discontinued Operations Note in Part I, Item I. of this Quarterly Report on Form 10-Q for further detail.

Notable Items

The following table highlights notable items that are included in Adjusted operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. During the first quarter of 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on company experience. This update resulted in unfavorable unlocking of $43 million recorded in Net amortization of DAC/VOBA and reflected in the table below.

	Three Months Ended March 31,
($ in millions)	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(71)	$4
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

Consolidated - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Income (Loss)

Net investment income decreased $20 million from $843 million to $823 million primarily due to:

•	the consolidation of investment entities as a result of higher income earned in underlying consolidated investments;

•	lower prepayment fee income; and

•	impact of certain funding agreements in run-off during 2017, which are reported in Corporate.

The decrease was partially offset by:

•	higher alternative investment income in the current period primarily driven by the cumulative impact of equity market performance in the prior year.

Fee income increased $39 million from $637 million to $676 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees; and

•
an increase in average AUM in our Investment Management segment, driven by the cumulative impact of positive net flows and market appreciation resulting in higher management and administrative fees earned.

Premiums decreased $8 million from $547 million to $539 million primarily due to:

•	lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders.

The decrease was partially offset by:

•	higher premiums driven by growth of the voluntary and group life business partially offset by a decline in stop loss premiums in our Employee Benefits segment.

Net realized capital losses increased $95 million from $86 million to $181 million primarily due to:

•	unfavorable market value changes associated with business reinsured;

•	unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements; and

•	higher Net investment losses and related charges and adjustments primarily due to equity market movements, discussed below.

Other revenue increased $10 million from $89 million to $99 million primarily due to:

•	higher broker-dealer revenues.

Interest credited and other benefits to contract owners/policyholders decreased $59 million from $1,149 million to $1,090 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured;

•	lower benefits incurred due to a lower loss ratio on stop loss in our Employee Benefits segment; and

•	lower annuitization of life contingent contracts which corresponds to a decrease in Premiums.

The decrease was partially offset by:

•	adverse net mortality and unfavorable intangibles unlocking due to higher severity and frequency of claims on interest sensitive blocks in our Individual Life segment.

Operating expenses increased $32 million from $668 million to $700 million primarily due to:

•	higher litigation reserves related to a divested business. See the Commitments and Contingencies Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description; and

•	higher broker-dealer expenses.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program;

•	continued expense management efforts;

•	lower financing costs in our Individual Life segment;

•	lower net compensation adjustments in the current period; and

•	lower compliance-related spend.

Net amortization of DAC/VOBA increased $36 million from $64 million to $100 million primarily due to:

•
unfavorable DAC/VOBA unlocking driven by an update to the current period assumptions related to the GMIR initiative, as well as favorable unlocking in the prior period due to separate account market performance in our Retirement segment;

•
unfavorable DAC/VOBA unlocking driven by adverse net mortality on the interest sensitive block in our Individual Life segment (refer to Results of Operations - Segment by Segment for further information); and

•	unfavorable DAC/VOBA unlocking as a result of losses on asset revaluations in the current period.

The increase was partially offset by:

•	lower DAC/VOBA amortization due to higher net investment losses; and

•	lower DAC/VOBA amortization as a result of the GMIR initiative referenced above.

Income before income taxes decreased $92 million from $113 million to a $21 million primarily due to:

•	higher Net investment losses and related charges and adjustments primarily due to equity market movements, discussed below;

•	higher Loss on business exited through reinsurance or divestment due to higher litigation reserves, discussed below; and

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

The decrease was partially offset by:

•	higher Adjusted operating earnings before income taxes, discussed below.

Income tax expense (benefit) decreased $89 million from $93 million to $4 million primarily due to:

•	a change in the dividends received deduction ("DRD"); and

•	a decrease in income before income taxes and lower federal corporate income tax rate as a result of Tax Reform.

Income (loss) from discontinued operations, net of tax changed $591 million from a loss of $162 million to a gain of $429 million primarily due to:

•	an adjustment to the loss on sale, net of tax excluding costs to sell in the current period;

•	a decrease in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale; and

•	lower losses due to changes in the fair value of guaranteed benefit derivatives related to nonperformance risk in businesses held for sale.

The improvement was partially offset by:

•a decline in the Income tax benefit related to businesses held for sale; and

•	a decline in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $18 million from $145 million to $163 million primarily due to:

•
lower operating expenses, primarily due to a decrease in costs associated with our Strategic Investment Program, continued expense management efforts and lower financing costs in our Individual Life segment;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements; and

•	favorable stop loss, group life, and voluntary experience partially due to growth of the group life and voluntary blocks in our Employee Benefits segment.

The increase was partially offset by:

•	unfavorable changes in DAC/VOBA unlocking primarily due to an update to the assumptions related the GMIR initiative in our Retirement segment; and

•	higher unfavorable DAC/VOBA and other intangibles unlocking driven by adverse net mortality on the interest sensitive block in our Individual Life segment.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments increased $41 million from $20 million to $61 million due to:

•	unfavorable changes in CMO-B fair value adjustments;

•	unfavorable changes in the fair value of derivatives; and

•	higher impairments in the current period.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $22 million from a gain of $8 million to a loss of $14 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

Loss related to businesses exited through reinsurance or divestment increased $40 million from a $5 million to $45 million primarily due to:

•	higher litigation reserves related to a divested business. See the Commitments and Contingencies Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Loss related to early extinguishment of debt increased $2 million from $1 million to $3 million primarily due to:

•	Losses in connection with repurchased debt. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings increased $4 million from a loss of $15 million to a loss of $19 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

The higher loss was partially offset by:

•	rebranding costs in the prior period.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$423	$427
Fee income	212	178
Premiums	2	(1)
Other revenue	25	21
Total adjusted operating revenues	662	625
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	237	232
Operating expenses	248	227
Net amortization of DAC/VOBA	68	18
Total operating benefits and expenses	553	477
Adjusted operating earnings before income taxes	$109	$148

The following table presents certain notable items that resulted in the volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
DAC/VOBA and other intangibles unlocking(1)(2)	$(41)	$13
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.
(2) Includes unfavorable unlocking of $43 million in the three months ended March 31, 2018 associated with an assumption update related to the GMIR initiative.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of March 31,
($ in millions)	2018	2017
Corporate markets	$60,650	$53,163
Tax-exempt markets	61,954	57,185
Total full service plans	122,604	110,348
Stable value(1) and pension risk transfer	11,544	12,536
Retail wealth management	9,568	3,559
Total AUM	143,716	126,443
AUA	226,101	209,308
Total AUM and AUA	$369,817	$335,751
(1) Consists of assets where we are the investment manager.

	As of March 31,
($ in millions)	2018	2017
General Account	$32,480	$32,496
Separate Account	70,361	63,567
Mutual Fund/Institutional Funds	40,875	30,380
AUA	226,101	209,308
Total AUM and AUA	$369,817	$335,751

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Balance as of beginning of period	$138,191	$121,408
Transfer between business segments (1)	6,016	—
Deposits	4,519	4,996
Surrenders, benefits and product charges	(4,881)	(4,385)
Net flows	(362)	611
Interest credited and investment performance	(129)	4,424
Balance as of end of period	$143,716	$126,443
(1) Reflects investment-only products which were transferred from Corporate during the current period.

Retirement - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted operating earnings before income taxes decreased $39 million from $148 million to $109 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the current period driven by an update to the assumptions related the GMIR initiative.

Excluding this impact, Adjusted operating earnings before income taxes increased primarily due to:

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	lower amortization due to changes related to the GMIR initiative referenced above; and

•	an increase in alternative investment income primarily driven by the cumulative impact of equity market performance in the prior year.

The increase was partially offset by:

•	favorable DAC/VOBA unlocking in the prior period resulting from separate account performance that did not reoccur;

•	the impact of the shift in the business mix; and

•	lower prepayment fee income.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$11	$9
Fee income	165	150
Other revenue	9	12
Total adjusted operating revenues	185	171
Operating benefits and expenses:
Operating expenses	124	122
Total operating benefits and expenses	124	122
Adjusted operating earnings before income taxes	$61	$49

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended March 31,
($ in millions)	2018	2017
Investment Management intersegment revenues	$43	$44

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of March 31,
($ in millions)	2018	2017
AUM:
Institutional/retail
Investment Management sourced	$85,411	$76,195
Affiliate sourced(1)	55,147	54,636
General account	81,893	82,069
Total AUM	222,451	212,900
AUA:
Affiliate sourced(2)	49,008	50,519
Total AUM and AUA	$271,459	$263,419
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Affiliate sourced AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Net Flows:
Investment Management sourced	$56	$568
Affiliate sourced	(1,221)	(1,722)
Total	$(1,165)	$(1,154)

	Three Months Ended March 31,
($ in millions)	2018	2017
Affiliate Sourced Net Flows:
Other affiliate sourced net flows	$(507)	$(307)
Variable annuity net flows	(714)	(1,415)
Total Affiliate Sourced Net Flows	$(1,221)	$(1,722)

Investment Management - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted operating earnings before income taxes increased $12 million from $49 million to $61 million primarily due to:

•	an increase in average AUM driven by the cumulative impact of positive net flows and market improvements resulting in higher management and administrative fees earned; and

•	higher alternative investment income primarily driven by equity market performance related to certain funds.

The increase was partially offset by:

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period; and

•	higher Operating expenses primarily associated with higher revenues.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$27	$27
Fee income	16	16
Premiums	411	405
Other revenue	(1)	(1)
Total adjusted operating revenues	453	447
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	326	343
Operating expenses	91	90
Net amortization of DAC/VOBA	4	3
Total operating benefits and expenses	421	436
Adjusted operating earnings before income taxes	$32	$11

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(1)	$(1)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Sales by Product Line:
Group life	$45	$30
Group stop loss	179	248
Other group products	15	17
Total group products	239	295
Voluntary products	65	46
Total sales by product line	$304	$341

Total gross premiums and deposits	$462	$458
Total annualized in-force premiums	1,891	1,888

Loss Ratios:
Group life (interest adjusted)	79.3%	83.2%
Group stop loss	80.2%	81.0%

Employee Benefits - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted operating earnings before income taxes increased $21 million from $11 million to $32 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life blocks; and

•
favorable stop loss, group life, and voluntary experience, including a favorable reserve refinement in the current period related to expired claims on the stop loss block. Excluding the effect of this refinement, the loss ratio for stop loss is 81.5%.

The increase was partially offset by:

•	lower stop loss sales in the current period as a result of pricing actions taken to improve the loss ratio in the future.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$218	$211
Fee income	305	303
Premiums	105	111
Other revenue	3	5
Total adjusted operating revenues	631	630
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	495	475
Operating expenses	74	78
Net amortization of DAC/VOBA	45	45
Total operating benefits and expenses	614	598
Adjusted operating earnings before income taxes	$17	$32

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(29)	$(8)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents the impact of DAC/VOBA and other intangibles unlocking by line item for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Fee income	$6	$(3)
Interest credited and other benefits to contract owners/policyholders	(17)	—
Net amortization of DAC/VOBA	(18)	(5)
Total	$(29)	$(8)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Sales by Product Line:
Universal life:
Indexed	$16	$21
Accumulation	1	1
Total universal life	17	22
Variable life	—	1
Term	—	2
Total sales by product line	$17	$25

Total gross premiums	$449	$447
End of period:
In-force face amount	$322,809	$343,004
In-force policy count	817,167	874,587
New business policy count (paid)	1,060	3,045

Individual Life - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted operating earnings before income taxes decreased $15 million from $32 million to $17 million primarily due to:

•	higher unfavorable DAC/VOBA and other intangibles unlocking driven by adverse net mortality on the interest sensitive block, described below; and

•
slightly lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality on the interest sensitive block, partially offset by favorable experience on the non-interest sensitive block and lower financing costs. Adverse net mortality on the interest sensitive block in the current period was unusually high due to higher frequency and severity than expected, but was mostly offset by related DAC/VOBA and other intangibles amortization.

The decrease was partially offset by:

•	higher Net investment income primarily due to higher alternative investment income driven by the cumulative impact of equity market performance in the prior year.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$61	$54
Fee income (1)	11	27
Premiums	20	31
Other revenue	—	—
Total adjusted operating revenues	92	112
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	56	72
Operating expenses (1)	41	87
Net amortization of DAC/VOBA	2	1
Interest expense	49	47
Total operating benefits and expenses	148	207
Adjusted operating earnings before income taxes(2)	$(56)	$(95)
(1) The prior period includes investment-only products, which were transferred to our Retirement segment during the current period.
(2) The prior period includes insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Strategic Investment Program(1)	$—	$20
Amortization of intangibles	9	8
Other(2)	32	59
Total Operating expenses	$41	$87
(1) In 2018, Strategic Investment Program costs are insignificant and reflected in our reportable segments.
(2) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted operating earnings before income taxes improved $39 million from a loss of $95 million to a loss of $56 million primarily related to:

•	a decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	residual activity from Retained Business, which will have volatility due to the nature of the block;

•	favorable impact as a result of certain funding agreements in run-off during 2017, and corresponding declines in investment spread and related expenses;

•	lower net compensation adjustments in the current period; and

•	lower compliance-related spend.

Alternative Investment Income

Investment income on certain alternative investments can be volatile due to changes in market conditions. The following table presents the amount of investment income (loss) on certain alternative investments that is included in segment Adjusted operating earnings before income taxes and the average level of assets in each segment, prior to intercompany eliminations, which excludes alternative investments and income that are a component of Assets held for sale and Income (loss) from discontinued operations, net of tax, respectively, and alternative investments and income in Corporate. These alternative investments are carried at fair value, which is estimated based on the net asset value ("NAV") of these funds.

While investment income on these assets can be volatile, based on current plans, we expect to earn 8.0% to 9.0% on these assets over the long term.

Alternative investment income for the three months ended March 31, 2018 and 2017, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended March 31,
($ in millions)	2018	2017
Retirement:
Alternative investment income	$18	$15
Average alternative investment	536	494
Investment Management:
Alternative investment income	11	9
Average alternative investment	262	209
Employee Benefits:
Alternative investment income	2	2
Average alternative investment	51	46
Individual Life:
Alternative investment income	9	5
Average alternative investment	312	220

DAC/VOBA and Other Intangibles Unlocking

Changes in Adjusted operating earnings before income taxes and Net income (loss) are influenced by increases and decreases in amortization of DAC, VOBA, deferred sales inducements ("DSI") and unearned revenue ("URR"), collectively, "DAC/VOBA and other intangibles." For Individual Life, changes in Adjusted operating earnings before income taxes and Net income (loss) are also influenced by increases and decreases in amortization of net cost of reinsurance, as well as by changes in reserves associated with UL and variable universal life ("VUL") secondary guarantees and paid-up guarantees. Unlocking, described below, related to DAC, VOBA, DSI and URR, as well as amortization of net cost of reinsurance and reserve adjustments associated with UL and VUL secondary guarantees and paid-up guarantees are referred to as "DAC/VOBA and other intangibles unlocking." See the "Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles," "Reinsurance," and "Future Policy Benefits and Contract Owner Account Balances" sections in the Business, Basis of Presentation and Significant Accounting Policies Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for more information.

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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three months ended March 31, 2018 and 2017.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Retirement	$(41)	$13
Individual Life	(29)	(8)
Employee Benefits	(1)	(1)
Total DAC/VOBA and other intangibles unlocking	$(71)	$4

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

Parent Company Sources and Uses of Liquidity and Capital

In evaluating liquidity, it is important to distinguish the cash flow needs of Voya Financial, Inc. from the cash flow needs of the Company as a whole. Voya Financial, Inc. is largely dependent on cash flows from its operating subsidiaries to meet its obligations. The principal sources of funds available to Voya Financial, Inc. include dividends and returns of capital from its operating subsidiaries, as well as cash and short-term investments. These sources of funds are currently supplemented by Voya Financial, Inc.’s access to the $750 million revolving credit sublimit of its Second Amended and Restated Credit Agreement and reciprocal borrowing facilities maintained with its subsidiaries as well as other alternate sources of liquidity described below either directly or indirectly through its insurance subsidiaries.

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Three Months Ended March 31,
($ in millions)	2018	2017
Beginning cash and cash equivalents balance	$244	$257
Sources:
Proceeds from loans from subsidiaries, net of repayments	—	598
Dividends and returns of capital from subsidiaries	210	—
Amounts received from subsidiaries under tax sharing agreements, net	—	5
Refund of income taxes, net	—	3
Sale of short-term investments	212	—
Proceeds from 2048 Notes offering	350	—
Total sources	772	606
Uses:
Repurchase of Senior Notes	—	90
Premium paid and other fees related to debt extinguishment	—	1
Payment of interest expense	35	35
Capital provided to subsidiaries	—	50
Repayments of loans from subsidiaries, net of new issuances	327	—
New issuances of loans to subsidiaries, net of repayments	68	243
Debt issuance costs	6	—
Common stock acquired - Share repurchase	—	190
Share-based compensation	9	7
Dividends paid	2	2
Acquisition of short-term investments	—	15
Maturity of 2018 Notes	337	—
Other, net	1	2
Total uses	785	635
Net increase in cash and cash equivalents	(13)	(29)
Ending cash and cash equivalents balance	$231	$228

Share Repurchase Program and Dividends to Shareholders

On March 13, 2014, our Board of Directors authorized a share repurchase program, pursuant to which we may, from time to time, purchase shares of our common shares through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, or tender offers.

On February 1, 2018, our Board of Directors provided its most recent share repurchase authorization, increasing the aggregate amount of our common stock authorized for repurchase under our share repurchase program by $500 million. The additional share repurchase authorization expires on December 31, 2018 (unless extended), and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.

On March 26, 2018, the share repurchase arrangement we entered into on December 26, 2017 with a third-party financial institution terminated. Upon termination, an additional 1,947,413 shares were delivered. The remaining amount of our share repurchase authorization is $1,011 million as of March 31, 2018.

The following table summarizes our return of capital to common shareholders:

	Three Months Ended March 31,
($ in millions)	2018	2017
Dividends to shareholders	$2	$2
Repurchase of common shares	100	247
Total cash returned to shareholders	$102	$249

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

We had an immaterial amount of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of March 31, 2018. The following table summarizes our borrowing activities for the three months ended March 31, 2018:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$350	$(347)	$(5)	$3,453
Windsor property loan	5	—	—	—	5
Subtotal	3,460	350	(347)	(5)	3,458
Less: Current portion of long-term debt	337	—	(337)	—	—
Total long-term debt	$3,123	$350	$(10)	$(5)	$3,458

As of March 31, 2018, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of March 31, 2018, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2.0 billion. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

On February 15, 2018, the remaining 2.9% Senior Notes due February 15, 2018 (the "2018 Notes") matured and Voya Financial, Inc. paid the remaining principal and interest due.

Junior Subordinated Notes. As of March 31, 2018, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.
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

We may elect to redeem the 2048 Notes (i) in whole at any time or in part on or after January 23, 2028 at a redemption price equal to the principal amount plus accrued and unpaid interest. If the notes are not redeemed in whole, $25 million of aggregate principal (excluding the principal amount of the 2048 Notes held by us or our affiliates) must remain outstanding after giving effect to the redemption; or (ii) in whole, but not in part, at any time prior to January 23, 2028 within 90 days after the occurrence of a "tax event", a "rating agency event" or a "regulatory capital event," as defined in the 2048 Notes offering memorandum, at a redemption price equal to (a) with respect to a "rating agency event" 102% of their principal amount and (ii) with respect to a "tax event" or a "regulatory capital event," their principal amount, in each case plus accrued and unpaid interest.

Pursuant to a registration rights agreement that we have entered into with respect to the 2048 Notes, we have agreed to use commercially reasonable efforts to file a registration statement with respect to the 2048 Notes within 320 days from the closing date.

Aetna Notes. During the three months ended March 31, 2018, Voya Holdings repurchased $10 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, we incurred a loss on debt extinguishment of $3 million for the three months ended March 31, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. As of March 31, 2018, the outstanding principal amount of the Aetna Notes was $416 million, which is guaranteed by ING Group.

During the three months ended March 31, 2018, we withdrew $9 million of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $222 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

We have a senior unsecured credit facility, with a revolving credit sublimit of $750 million and a total LOC capacity of $2.25 billion. The facility expires on May 6, 2021.

As of March 31, 2018, there were no amounts outstanding as revolving credit borrowings and an immaterial amount of LOCs outstanding under the senior unsecured credit facility.

On January 24, 2018, we further amended the Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring us to maintain a minimum net worth in light of the classification of substantially all of its CBVA and Annuities businesses to businesses held for sale. Upon entering into the MTA for the Transaction, we recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of the Company’s actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by the Company or if the Transaction does not close. The Second Amendment also provides that, upon the closing of the MTA, the total amount of LOCs that may be issued shall be reduced from $2.25 billion to $1.25 billion. The $750 sublimit available for direct borrowings remains unchanged.

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

We also utilize LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Roaring River II, Inc. ("RRII"), one of our Arizona captives, in order to meet statutory reserve requirements at those times when the assets and other capital backing the reinsurance liabilities may be less than the statutory reserve requirement. With respect to the CBVA segment liabilities, as of March 31, 2018, there were no LOC requirements or LOCs issued, as the statutory reserves were fully supported by assets in trust.

In addition to the $3.1 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $47 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.2 billion of credit facilities were utilized as of March 31, 2018. As of March 31, 2018, the capacity of our unsecured and uncommitted credit facilities totaled $496 million and the capacity of our unsecured and committed credit facilities totaled $5.9 billion. We also have $10 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of March 31, 2018:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$2,250	$—	$2,250
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	01/24/2021	195	181	14
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,525	1,271	254
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	02/11/2021	195	195	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. / Roaring River LLC	Individual Life	Unsecured	Committed	10/01/2025	425	323	102
Voya Financial, Inc. / Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	279	286
Voya Financial, Inc. / SLDI(1)	Other	Unsecured	Uncommitted	04/20/2019	300	45	—
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	12/09/2021	195	182	13
Voya Financial, Inc.(1)	Hannover Re	Unsecured	Uncommitted	01/20/2022	195	168	—
Total					$6,392	$3,182	$2,919
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

Total fees associated with credit facilities were $9 million and $12 million for the three months ended March 31, 2018 and 2017, respectively. The $3 million reduction for the three months ended March 31, 2018 and as compared to the three months ended March 31, 2017 is due to the implementation or renewal of several facilities which introduced lower rates per annum. Additionally, approximately $1 million in reduced fees is attributable to the January 2018 cancellation of the financing arrangement associated with Langhorne I, LLC.

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

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of March 31, 2018. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2021	$195	$195
Voya Financial, Inc. / SLDI	Note Facility	XXX	07/01/2037	1,525	1,271
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425	323
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565	279
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475	475
Voya Financial, Inc.	Credit Facility	XXX/AG38	12/09/2021	195	182
Total				$3,380	$2,725

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
Voya Financial, Inc. / SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2021	$195	$181
Total				$195	$181

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$61	$61
Voya Financial, Inc.	LOC Facility	XXX/AG38	01/20/2022	195	168
Total				$256	$229

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of March 31, 2018, such facilities provided for up to $3.9 billion of capacity, of which $2.9 billion was utilized.

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

137

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

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, LLC ("Langhorne I"), a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85 million. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable. In February of 2018, this surplus maintenance agreement was terminated following the January 2018 cancellation of the credit facility agreement.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of March 31, 2018 is $21 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

Voya Financial, Inc. guarantees the obligations of Voya Holdings under the $13 million principal amount Equitable Notes maturing in 2027 as well as $416 million combined principal amount of Aetna Notes. For more information see "Debt Securities" above.

Effective April 15, 2016, Voya Financial, Inc. and Voya Holdings entered into a $300 million letter of credit facility agreement with a third-party bank in order to guarantee the reimbursement obligations of SLDI as borrower.

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

Effective January 24, 2018, Voya Financial, Inc. entered into an agreement with a third party bank whereby Voya Financial, Inc. guarantees the payment obligations of SLDI as borrower under a credit facility agreement.

We did not recognize any asset or liability as of March 31, 2018 in relation to intercompany indemnifications and support agreements. As of March 31, 2018, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of March 31, 2018, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $3.0 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of March 31, 2018, Voya Financial, Inc. had $90 million outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $259 million to its subsidiaries as of March 31, 2018.

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
* "NR" indicates not rated.
(1) $363 million, $400 million, $500 million, $300 million and $400 million of our Senior Notes.
(2) $750 million and $350 million of our Junior Subordinated Notes.
(3) $416 million of our Aetna Notes guaranteed by ING Group.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2017 through March 31, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On March 26, 2018, Moody’s announced that it was continuing its review of VIAC’s insurance financial strength rating following Voya’s December 21, 2017 announced agreement to sell VIAC to a consortium of investors.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of March 31, 2018, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of March 31, 2018, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of March 31, 2018 and December 31, 2017, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $21 million. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

Voya Financial, Inc.'s principal insurance subsidiary domiciled in Connecticut is expected to declare an ordinary dividend on May 3, 2018 in the amount of $126 million, payable on or after May 25, 2018.

Due to the impending sale of VIAC, our principal insurance subsidiary domiciled in Iowa, we do not expect VIAC to pay any ordinary dividends in 2018. The difference between the buyer's capital and statutory capital reflects the purchase price for VIAC and will represent either a capital contribution or extraordinary dividend upon closing.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On February 26, 2018, as a result of our unwind/recapture of the Langhorne reinsurance transaction, Langhorne paid a dividend of $210 million to Voya Holdings, which in turn paid a dividend in that same amount to Voya Financial.

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. As of March 31, 2018, the fair value of securities retained as collateral by the lending agent on our behalf was $194 million. As of December 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $308 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Estimated loss on business held for sale;

•	Reserves for future policy benefits;

•	DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

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

Estimated loss on businesses held for sale

On December 20, 2017, we entered into the MTA with VA Capital and Athene pursuant to which Venerable, a wholly owned subsidiary of VA Capital, will acquire two of our subsidiaries, VIAC and DSL, and will result in the disposition of substantially all of our Closed Block Variable Annuity and Annuities businesses. We have determined that the CBVA and Annuities businesses to be disposed of meet the criteria to be classified as held for sale and the sale represents a strategic shift that will have a major effect on our operations. Accordingly, the results of operations of the businesses to be sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, and the assets and liabilities of the businesses have been classified as held for sale and segregated for all periods presented in the Condensed Consolidated Balance Sheets. A business classified as held for sale is recorded at the lower of its carrying value or estimated fair value less cost to sell. If the carrying value exceeds its estimated fair value less cost to sell, a loss is recognized. Transactions between the businesses held for sale and businesses in continuing operations that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and the assets, liabilities and results of the businesses held for sale. In connection with the Transaction, as of December 31, 2017, we recorded an estimated loss on sale, net of tax, of $2,423 million to write down the assets of businesses held for sale to fair value less cost to sell as of December 31, 2017. The estimated loss on sale, net of tax is based on assumptions that are subject to change due to fluctuations in market conditions and other variables that may occur prior to the closing date, which is expected to take place during the second or third quarter of 2018. We are required to remeasure the estimated fair value and loss on sale at the end of each quarter until closing of the Transaction. As such, Income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2018 includes a favorable adjustment to the estimated loss on sale, net of tax of $449 million, net of tax. For additional information on the Transaction and the related estimated loss on sale, net of tax, see Trends and Uncertainties in Part II, Item 7. of this Annual Report on Form 10-K and the Business Held for Sale and Discontinued Operations Note to our accompanying Condensed Consolidated Financial Statements.

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

During the first quarter of 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on favorable company experience. This update resulted in unfavorable unlocking of $43 million recorded in Net amortization of DAC/VOBA in the Condensed Consolidated Financial Statements. See Notable Items in the Results of Operations - Company Condensed Consolidated section of the Management's Discussion and Analysis in Part 1., Item 2., of this Quarterly Report on Form 10-Q for further information.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of March 31, 2018, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7 of our Annual Report on Form 10-K, except for the estimated loss recognition.

Income Taxes

Changes in Law

Certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits, planning opportunities and expectations about future outcomes could have an impact on our estimates of valuation allowances, deferred taxes, tax provisions and effective tax rates.

As discussed in the Overview section in Part I, Item 2 of this Quarterly report on Form 10-Q, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

We relied on SAB 118 to determine the impact of Tax Reform on our net deferred tax asset position as of December 31, 2017. Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets represent the tax benefit of future deductible temporary differences, operating loss carryforwards and tax credit carryforwards. We periodically evaluate and test our ability to realize our deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the more likely than not criteria, we consider future taxable income as well as prudent tax planning strategies.

Pursuant to SAB 118, we estimated that Tax Reform resulted in a one-time reduction in our net deferred tax asset position of $679 million as of December 31, 2017. This reduction is substantially due to the remeasurement of our deferred tax assets and liabilities at 21%, the new federal corporate income tax rate at which the deferred tax assets and liabilities are expected to reverse in the future. This estimate includes the effect of a reduction in our deferred tax liability associated with accumulated other comprehensive income ("AOCI"). The FASB issued guidance in February 2018 that allows reclassification of the reduction in the deferred tax liability associated with AOCI from retained earnings to AOCI. The Company continues to evaluate this new guidance, which is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the three months ended March 31, 2018, we have recorded insignificant adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications in, or guidance related to, Tax Reform.

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

Our effective tax rate for the three months ended March 31, 2018 was 21.0%, which is equal to the statutory rate during the current period.

Our effective tax rate for the three months ended March 31, 2017 was 82.3%. The effective tax rate differed from the statutory rate of 35% primarily due to the intraperiod tax allocation method for reclassifying discontinued operations.

Investments (excluding Consolidated Investment Entities)

Investments for our general account are managed by our wholly owned asset manager, Voya Investment Management LLC, pursuant to investment advisory agreements with affiliates. In addition, our internal treasury group manages our holding company liquidity investments, primarily money market funds.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our investment strategy.

See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on investments.

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	March 31, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$47,274	73.2%	$48,329	73.1%
Fixed maturities, at fair value using the fair value option	2,903	4.5%	3,018	4.6%
Equity securities, available-for-sale	382	0.6%	380	0.6%
Short-term investments(1)	193	0.3%	471	0.7%
Mortgage loans on real estate	8,837	13.6%	8,686	13.0%
Policy loans	1,863	2.9%	1,888	2.9%
Limited partnerships/corporations	820	1.3%	784	1.2%
Derivatives	390	0.6%	397	0.6%
Other investments	77	0.1%	47	0.1%
Securities pledged	1,869	2.9%	2,087	3.2%
Total investments	$64,608	100.0%	$66,087	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	March 31, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,875	3.8%	$2,264	4.3%
U.S. Government agencies and authorities	214	0.4%	258	0.5%
State, municipalities and political subdivisions	1,791	3.6%	1,815	3.5%
U.S. corporate public securities	20,494	41.5%	22,083	42.5%
U.S. corporate private securities	5,633	11.4%	5,665	10.9%
Foreign corporate public securities and foreign governments(1)	5,357	10.9%	5,636	10.8%
Foreign corporate private securities(1)	5,114	10.4%	5,204	10.0%
Residential mortgage-backed securities	4,429	9.0%	4,652	8.9%
Commercial mortgage-backed securities	2,874	5.8%	2,871	5.5%
Other asset-backed securities	1,564	3.2%	1,598	3.1%
Total fixed maturities, including securities pledged	$49,345	100.0%	$52,046	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,047	4.2%	$2,522	4.7%
U.S. Government agencies and authorities	223	0.5%	275	0.5%
State, municipalities and political subdivisions	1,856	3.8%	1,913	3.6%
U.S. corporate public securities	20,857	42.3%	23,258	43.4%
U.S. corporate private securities	5,628	11.4%	5,833	10.9%
Foreign corporate public securities and foreign governments(1)	5,241	10.7%	5,716	10.7%
Foreign corporate private securities(1)	4,974	10.1%	5,161	9.7%
Residential mortgage-backed securities	4,247	8.6%	4,524	8.5%
Commercial mortgage-backed securities	2,646	5.4%	2,704	5.1%
Other asset-backed securities	1,488	3.0%	1,528	2.9%
Total fixed maturities, including securities pledged	$49,207	100.0%	$53,434	100.0%
(1)Primarily U.S. dollar denominated.

As of March 31, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	March 31, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,264	$—	$—	$—	$—	$—	$2,264
U.S. Government agencies and authorities	258	—	—	—	—	—	258
State, municipalities and political subdivisions	1,672	141	—	—	—	2	1,815
U.S. corporate public securities	11,375	9,628	798	279	3	—	22,083
U.S. corporate private securities	2,454	2,939	128	126	14	4	5,665
Foreign corporate public securities and foreign governments(1)	2,437	2,725	415	46	13	—	5,636
Foreign corporate private securities(1)	762	3,939	430	27	45	1	5,204
Residential mortgage-backed securities	4,388	145	32	6	12	69	4,652
Commercial mortgage-backed securities	2,844	27	—	—	—	—	2,871
Other asset-backed securities	1,377	152	19	4	—	46	1,598
Total fixed maturities	$29,831	$19,696	$1,822	$488	$87	$122	$52,046
% of Fair Value	57.4%	37.8%	3.5%	0.9%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	275	—	—	—	—	—	275
State, municipalities and political subdivisions	1,764	146	1	—	—	2	1,913
U.S. corporate public securities	12,241	9,923	793	297	4	—	23,258
U.S. corporate private securities	2,531	3,027	145	130	—	—	5,833
Foreign corporate public securities and foreign governments(1)	2,391	2,819	445	48	13	—	5,716
Foreign corporate private securities(1)	831	3,822	474	27	3	4	5,161
Residential mortgage-backed securities	4,385	33	13	7	13	73	4,524
Commercial mortgage-backed securities	2,676	28	—	—	—	—	2,704
Other asset-backed securities	1,326	149	18	3	—	32	1,528
Total fixed maturities	$30,942	$19,947	$1,889	$512	$33	$111	$53,434
% of Fair Value	57.9%	37.3%	3.5%	1.0%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	March 31, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,264	$—	$—	$—	$—	$2,264
U.S. Government agencies and authorities	249	9	—	—	—	258
State, municipalities and political subdivisions	151	1,017	504	141	2	1,815
U.S. corporate public securities	290	1,302	9,780	9,631	1,080	22,083
U.S. corporate private securities	185	266	2,117	2,803	294	5,665
Foreign corporate public securities and foreign governments(1)	75	454	1,908	2,723	476	5,636
Foreign corporate private securities(1)	—	—	819	4,113	272	5,204
Residential mortgage-backed securities	3,248	27	71	157	1,149	4,652
Commercial mortgage-backed securities	1,995	288	253	231	104	2,871
Other asset-backed securities	810	180	176	188	244	1,598
Total fixed maturities	$9,267	$3,543	$15,628	$19,987	$3,621	$52,046
% of Fair Value	17.8%	6.8%	30.1%	38.3%	7.0%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	266	9	—	—	—	275
State, municipalities and political subdivisions	169	1,095	500	146	3	1,913
U.S. corporate public securities	307	1,378	10,556	9,924	1,093	23,258
U.S. corporate private securities	189	273	2,206	2,843	322	5,833
Foreign corporate public securities and foreign governments(1)	77	476	1,838	2,819	506	5,716
Foreign corporate private securities(1)	—	—	826	4,107	228	5,161
Residential mortgage-backed securities	3,240	20	76	40	1,148	4,524
Commercial mortgage-backed securities	2,069	217	217	140	61	2,704
Other asset-backed securities	863	143	110	185	227	1,528
Total fixed maturities	$9,702	$3,611	$16,329	$20,204	$3,588	$53,434
% of Fair Value	18.2%	6.8%	30.6%	37.7%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $279 million from $243 million to $522 million for the three months ended March 31, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates.

As of March 31, 2018 and December 31, 2017, we held two and four fixed maturities, respectively, with unrealized capital losses in excess of $10 million. As of March 31, 2018 and December 31, 2017, the unrealized capital losses on these fixed maturities equaled $27 million or 5.1% and $56 million or 23.0% of the total unrealized losses, respectively.

As of March 31, 2018, we held $4.5 billion of energy sector fixed maturity securities, constituting 8.6% of the total fixed maturities portfolio, with gross unrealized capital losses of $63 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $16 million. As of March 31, 2018, our fixed maturity exposure to the energy sector is comprised of 88.0% investment grade securities.

As of December 31, 2017, we held $4.7 billion of energy sector fixed maturity securities, constituting 8.8% of the total fixed maturities portfolio, with gross unrealized capital losses of $45 million including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $15 million. As of December 31, 2017, our fixed maturity exposure to the energy sector is comprised of 87.4% investment grade securities.

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	March 31, 2018			December 31, 2017
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,541	$1,674	37.3%	$1,517	$1,698	36.2%
Integrated Energy	972	1,029	22.9%	1,027	1,114	23.8%
Independent Energy	885	949	21.1%	912	1,002	21.4%
Oil Field Services	526	510	11.4%	527	528	11.3%
Refining	285	328	7.3%	285	340	7.3%
Total	$4,209	$4,490	100.0%	$4,268	$4,682	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	March 31, 2018			December 31, 2017
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,597	$2,777	92.1%	$2,624	$2,851	96.0%
2	125	124	4.1%	20	20	0.7%
3	15	31	1.0%	10	11	0.4%
4	8	8	0.3%	—	—	—%
5	6	12	0.4%	7	13	0.4%
6	43	64	2.1%	50	74	2.5%
Total	$2,794	$3,016	100.0%	$2,711	$2,969	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	March 31, 2018			December 31, 2017
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$16,653	$66	$37	$15,630	$67	$36

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	March 31, 2018			December 31, 2017
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$419	$516	17.1%	$439	$563	19.0%
Interest Only (IO)	175	197	6.5%	185	191	6.4%
Inverse IO	1,189	1,247	41.4%	1,176	1,255	42.2%
Principal Only (PO)	254	257	8.5%	270	275	9.3%
Floater	12	12	0.4%	13	12	0.4%
Agency Credit Risk Transfer	743	784	26.0%	626	670	22.6%
Other	2	3	0.1%	2	3	0.1%
Total	$2,794	$3,016	100.0%	$2,711	$2,969	100.0%

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

During the three months ended March 31, 2018, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Net investment income (loss)	$114	$129
Net realized capital gains (losses)(1)	(94)	(90)
Income (loss) from continuing operations before income taxes	$20	$39
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2018	2017
Income (loss) from continuing operations before income taxes	$20	$39
Realized gains/(losses) including OTTI	(2)	—
Fair value adjustments	38	17
Total adjustments to income (loss) from continuing operations	36	17
Adjusted operating earnings before income taxes	$56	$56

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have stabilized at sustainable levels, when measured on a nationwide basis. Despite the rise in mortgage rates experienced during the first quarter, this backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.
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
We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of March 31, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $198 million, $169 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $212 million, $181 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of March 31, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $211 million and $183 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $219 million, $189 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. In the first quarter of 2016, however, this virtuous lending cycle was disrupted as the dislocation in corporate credit markets negatively impacted liquidity conditions in CMBS. As a result, the new issuance market for CMBS slowed considerably during the first half of 2016 before normalizing to end the year. Spread performance somewhat mirrored these new issuance trends: volatile in the first half of 2016, signs of increased liquidity and more general stability in credit spreads have been observed since. Since, performance of CMBS can be best characterized by issuance stability and liquid market conditions, fostering relatively prolific new issuance volumes, although the mix (agency versus private label and, within private label, SASB versus conduit) has continued to evolve.  This backdrop allowed for general success in the refinancing of the final large maturing loan populations from pre-crisis originated commercial mortgage loans, done in 2007.

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

As of March 31, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,429 million, $1,424 million and $5 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,345 million, $1,337 million and $3 million, respectively.

As of March 31, 2018, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 1.7%, 70.0% and 1.9%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 5.5%, 55.7% and 14.6%, respectively, of total Other ABS, excluding subprime exposure.

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

As of March 31, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 60.9%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.9%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

Other-Than-Temporary Impairments

We evaluate available-for-sale fixed maturities and equity securities for impairment on a regular basis. The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in estimated fair value. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. in our Annual Report on Form 10-K for the policy used to evaluate whether the investments are other-than-temporarily impaired.

See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on OTTI.

Derivatives

We use derivatives for a variety of hedging purposes as further described below. We also have embedded derivatives within fixed maturities instruments and certain product features. See the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for further information.

Closed Block Variable Annuity Hedging

See Quantitative and Qualitative Disclosures About Market Risk in Part I, Item 3. of this Quarterly Report on Form 10-Q for further information.

Invested Asset and Credit Hedging

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for further information.

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

As of March 31, 2018, the Company's total European exposure had an amortized cost and fair value of $5,257 million and $5,638 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $511 million, which includes non-financial institutions exposure in Ireland of $159 million, in Italy of $175 million, in Portugal of $10 million and in Spain of $128 million. We also had financial institutions exposure in Italy of $9 million and in Spain of $30 million. We did not have any exposure to Greece.

Among the remaining $5,127 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of March 31, 2018, our non-peripheral sovereign exposure was $203 million, which consisted of fixed maturities and derivative assets. We also had $704 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $166 million and the United Kingdom of $343 million. The balance of $4,220 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,478 million, in The Netherlands of $603 million, in Belgium of $326 million, in France of $275 million, in Germany of $400 million, in Switzerland of $451 million, and in Russia of $121 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. See Adoption of New Accounting Pronouncements in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the impact of the adoption

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $448 million and $442 million as of March 31, 2018 and December 31, 2017, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

The methodology for measuring the fair value and fair value hierarchy classification of financial assets and liabilities of consolidated investment entities is consistent with the methodology and fair value hierarchy rules that we apply to our investment portfolio. See Fair Value Measurement in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

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

In addition, we do not consolidate funds in which our involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner's interest does not provide us with any substantive kick-out or participating rights, which would overcome the presumption of control by the general partner. See the Consolidated Investment Entities Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information.

Securitizations

We invest in various tranches of securitization entities, including RMBS, CMBS and ABS. Through our investments, we are not obligated to provide any financial or other support to these entities. Each of the RMBS, CMBS and ABS entities are thinly capitalized by design and considered VIEs. Our involvement with these entities is limited to that of a passive investor. We have no unilateral right to appoint or remove the servicer, special servicer or investment manager, which are generally viewed to have the power to direct the activities that most significantly impact the securitization entities' economic performance, in any of these entities, nor do we function in any of these roles. We, through our investments or other arrangements, do not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Therefore, we are not the primary beneficiary and do not consolidate any of the RMBS, CMBS and ABS entities in which we hold investments. These investments are accounted for as investments available-for-sale as described in the Fair Value Measurements (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q and unrealized capital gains (losses) on these securities are recorded directly in AOCI, except for certain RMBS which are accounted for under the FVO whose change in fair value is reflected in Other net realized gains (losses) in the Condensed Consolidated Statements of Operations. Our maximum exposure to loss on these structured investments is limited to the amount of our investment. Refer to the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for details regarding the carrying amounts and classifications of these assets.

Legislative and Regulatory Developments

In April 2018, the SEC published a proposed rule that would, among other things, apply a heightened “best interest” standard to broker-dealers and their associated persons when they make securities investment recommendations to retail customers. If the SEC finalizes this rule other federal regulators (including the Department of Labor ("DOL")) and state regulators may follow with their own rules applicable to investment recommendations relating to other separate or overlapping investment products and accounts, such as insurance products and retirement accounts. The DOL recently implemented a rule that broadened the definition of “fiduciary” (among other things) in the context of Employment Retirement Income Security Act ("ERISA") and IRA assets, but this rule was vacated in its entirety by the U.S. Court of Appeals for the Fifth Circuit in March 2018.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2018. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of March 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Continuing operations:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$52,046	$(4,109)	$4,587
Commercial mortgage and other loans	—	8,854	(481)	530
Derivatives:
Interest rate contracts	26,574	130	152	(180)
Notes Receivable (3)	—	430	(44)	50
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(4)	—	37,307	(2,704)	3,295
Funding agreements with fixed maturities	—	782	(33)	35
Supplementary contracts and immediate annuities	—	1,228	(50)	57
Long-term debt	—	3,642	(261)	297
Embedded derivatives on reinsurance	—	71	122	(144)
Guaranteed benefit derivatives(4):
FIA	—	37	1	(2)
IUL	—	150	8	(8)
GMWBL/GMWB/GMAB	—	8	(7)	10
Stabilizer and MCGs	—	77	(49)	91

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Reflects surplus notes that will continue to be receivable from VIAC upon closing of the Transaction, see the Business Held for Sale and Discontinued Operations Note for further information.

(4)	Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2018, and the respective guaranteed minimum interest rates ("GMIRs") for our continuing operations:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Continuing operations: Guaranteed minimum interest rate:
Up to 1.00%	$2,933	$1,408	$1,449	$743	$961	$423	$7,917
1.01% - 2.00%	1,104	105	61	5	9	74	1,358
2.01% - 3.00%	15,627	318	335	181	26	21	16,508
3.01% - 4.00%	12,581	751	473	—	—	—	13,805
4.01% and Above	2,731	103	—	—	—	—	2,834
Renewable beyond 12 months (MYGA) (2)	479	—	—	—	—	—	479
Total discretionary rate setting products	$35,455	$2,685	$2,318	$929	$996	$518	$42,901
Percentage of Total	82.6%	6.3%	5.4%	2.2%	2.3%	1.2%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2019 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2018. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of March 31, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Continuing operations:
Financial assets with equity market risk:
Equity securities	$—	$382	$36	$(36)
Limited liability partnerships/corporations	—	820	52	(52)
Derivatives:
Equity futures and total return swaps(2)	158	—	(16)	16
Equity options	1,438	167	73	(66)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	37	1	(1)
IUL	—	150	66	(59)
GMWBL/GMWB/GMAB	—	8	(2)	3
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts within our continuing operations are summarized below as of March 31, 2018:

	As of March 31, 2018
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)	% Retained NAR In-the-Money(3)
Continuing operations:
GMDB	$1,859	$128	$51	17%	28%
Living Benefit
GMIB	$274	$38	$38	64%	18%
GMWBL/GMWB/GMAB	300	3	3	15%	10%
Living Benefit Total	$574	$41	$41	42%	17%
(1) Account value excludes $143 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % Retained NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2017 was 43%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2017 was 16%.

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

Interest Rate Risk

This risk arises from our holdings in interest sensitive assets and liabilities, primarily as a result of investing fixed annuity and funding agreement deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. We are also subject to interest rate risk on our variable annuity business. A sustained decline in interest rates or a prolonged period of low interest rates may subject us to higher cost of guaranteed benefits and increased hedging costs on those products that are being hedged. In a rising interest rate environment, we are exposed to the risk of financial disintermediation through a potential increase in the level of book value withdrawals on certain stable value contracts. Conversely, a steady increase in interest rates would tend to improve financial results due to reduced hedging costs, lower costs of guaranteed benefits and improvement to fixed margins.

The following tables summarize the net estimated potential change in fair value within our businesses held for sale from hypothetical 100 basis point upward and downward shifts in interest rates as of March 31, 2018.

	As of March 31, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Businesses held for sale:
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$22,135	$(1,513)	$1,651
Commercial mortgage and other loans	—	4,166	(217)	237
Derivatives:
Interest rate contracts	31,334	160	(672)	845
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	18,509	(1,275)	1,648
Funding agreements with fixed maturities	—	421	14	(15)
Supplementary contracts and immediate annuities	—	2,840	(197)	220
Notes payable (4)	—	430	(44)	50
Guaranteed benefit derivatives(3):
FIA	—	2,229	148	(167)
GMWBL/GMWB/GMAB	—	1,075	(536)	696

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

(4)	Reflects VIAC's corresponding liability of surplus notes, see the Business Held for Sale and Discontinued Operations Note for further information.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of March 31, 2018, and the respective GMIRs for our businesses held for sale:

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate of businesses held for sale:
Up to 1.00%	$123	$374	$545	$161	$94	$298	$1,595
1.01% - 2.00%	525	208	199	31	13	66	1,042
2.01% - 3.00%	1,335	56	10	1	1	28	1,431
3.01% - 4.00%	115	8	1	—	—	—	124
4.01% and Above	354	—	—	—	—	—	354
Renewable beyond 12 months (MYGA) (2)	988	—	—	—	—	—	988
Total discretionary rate setting products	$3,440	$646	$755	$193	$108	$392	$5,534
Percentage of Total	62.1%	11.7%	13.6%	3.5%	2.0%	7.1%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after March 31, 2019 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

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

The following table summarizes the net estimated potential change in fair value within our business held for sale from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of March 31, 2018. The methodologies used to calculate these amounts are similar to those calculated within our continuing operations.

	As of March 31, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Businesses held for sale:
Financial assets with equity market risk:
Equity securities	$—	$23	$2	$(2)
Derivatives:
Equity futures and total return swaps(2)	10,978	110	(767)	751
Equity options	25,454	268	243	(182)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	2,229	138	(131)
GMWBL/GMWB/GMAB	—	1,075	(179)	225
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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of March 31, 2018.

	As of March 31, 2018
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)	% Retained NAR In-the-Money(3)
Businesses held for sale:
GMDB	$27,623	$4,464	$4,240	48%	25%
Living Benefit
GMIB	$6,990	$1,688	$1,688	80%	24%
GMWBL/GMWB/GMAB	13,500	1,518	1,518	49%	20%
Living Benefit Total	$20,490	$3,206	$3,206	62%	22%
(1) Account value excludes $5.2 billion of Payout, Policy Loan and life insurance business which is included in consolidated account values.
(2) Percentage of contracts that have a Retained NAR greater than zero.
(3) For contracts with a Gross NAR greater than zero, % NAR In-the-Money is defined as NAR/(NAR + Account Value).
(4) Total Living Benefit % Contracts NAR In-the-Money as of December 31, 2017 was 61%.
(5) Total Living Benefit % NAR In-the-Money as of December 31, 2017 was 21%.

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

Variable Annuity Hedge Program

The sensitivities presented below summarize the estimated change in hedge assets relative to the Conditional Tail Expectation ("CTE") 95 standard, the estimated net impacts to funding our regulatory reserves and the estimated net impacts to U.S. GAAP earnings pre-tax in our CBVA business, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. The sensitivities illustrate the estimated impact of the indicated shocks beginning on the first market trading day following March 31, 2018 and give effect to rebalancing over the course of the shock event, as well as certain modifications to our Variable Annuity Hedge Program. The estimates of equity market shocks reflect a shock to all equity markets, domestic and global, of the same magnitude. The estimates of interest rate shocks reflect a shock to rates at all durations (a "parallel" shift in the yield curve).

CTE95 Standard Sensitivity

Rating agency capital is based on a CTE, which is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities. Our goal is to support CBVA with assets at least equal to a CTE95 standard based on the Standard and Poor’s ("S&P") model, which is an aggregate measure across all of our subsidiaries that have written or provided captive reinsurance for deferred variable annuity contracts. For further information about CTE95, see Business - Our Businesses - Closed Block Variable Annuity in Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2017. The following table summarizes the estimated change in hedge assets relative to the CTE95 standard, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates.

	As of March 31, 2018
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Businesses held for sale:
Decrease/(increase) in CTE95 standard	$(1,950)	$(1,150)	$(350)	$350	$950	$1,450	$(950)	$700
Hedge gain/(loss) immediate impact	2,200	1,250	350	(300)	(800)	(1,150)	850	(600)
Net impact	$250	$100	$—	$50	$150	$300	$(100)	$100

There was an approximately $0.3 billion decrease in our hedge assets related to equity market and interest rate movements for the three months ended March 31, 2018. The Variable Annuity Hedge Program results were offset by the equity market and interest rate decrease of approximately $0.3 billion in CTE95 requirements for the three months ended March 31, 2018.

CBVA Regulatory Reserves Sensitivity

The following table summarizes the estimated net impacts to funding our regulatory reserves to our CBVA business, after giving effect to our Variable Annuity Hedge Program for various shocks in equity markets and interest rates. This reflects the hedging as well as any collateral (in the form of LOC and/or available assets) or change in underlying asset values that would be used to achieve credit for reinsurance for the segment of liabilities reinsured to an affiliate in light of our determination of risk tolerance and available collateral,which we assess periodically. As part of our risk management approach, we may use LOCs to meet regulatory requirements in our affiliates even when capital requirements may be met in aggregate without LOCs. We assess and determine appropriate capital use in various scenarios including a combination of LOCs and available assets.

	As of March 31, 2018
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Businesses held for sale:
Decrease/(increase) in regulatory reserves	$(2,400)	$(1,300)	$(350)	$300	$800	$1,200	$(800)	$450
Hedge gain/(loss) immediate impact	2,200	1,250	350	(300)	(800)	(1,150)	850	(600)
Increase/(decrease) in Market Value of Assets	—	—	—	—	—	—	550	(550)
Increase/(decrease) in LOCs	200	50	—	—	—	—	—	650
Net impact	$—	$—	$—	$—	$—	$50	$600	$(50)

Decrease/(increase) in regulatory reserves includes statutory reserves for policyholder account balances, AG43 reserves and additional cash flow testing reserves related to the CBVA business. Hedge gain/(loss) assumes that hedge positions can be rebalanced during the market shock and that the performance of the derivative contracts reasonably matches the performance of the contract owners' variable fund returns. Increase/(decrease) in LOCs and/or available assets indicates the change in the amount of LOCs and/or available assets used to provide credit for reinsurance at those times when the assets backing the reinsurance liabilities may be less than the statutory reserve requirement. Increase/(decrease) in Market Value of Assets is the estimated potential change in market value of assets supporting the segment of liabilities reinsured to an affiliate from 100 basis point upward and downward shifts in interest rates.

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

	As of March 31, 2018
	Equity Market (S&P 500)						Interest Rates
($ in millions)	-25%	-15%	-5%	+5%	+15%	+25%	-1%	+1%
Businesses held for sale:
Total estimated earnings sensitivity	$650	$350	$100	$(100)	$(150)	$(200)	$(50)	$100

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q .

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2018 - January 31, 2018	—	$—	—	$511	(1)
February 1, 2018 - February 28, 2018	—	—	—	1,011
March 1, 2018 - March 31, 2018	1,947,413	51.35	1,947,413	1,011	(2)
Total	1,947,413	$51.35	1,947,413	N/A
(1) Amount reflects $500 million share repurchase arrangement entered into on December 26, 2017 with a third-party institution.
(2) Includes 1,947,413 shares delivered upon termination of a $500 million share repurchase arrangement entered into on December 26, 2017. The transaction settled at a per-share repurchase price of $51.35, which was determined based on a formula incorporating the volume weighted average price of the Company's common stock over the relevant purchase period.

In connection with the vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations associated with such vesting. For the three months ended March 31, 2018, there were 177,588 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 168 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Account Control Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company, Federal Home Loan Bank of Boston, and The Bank of New York Mellon
10.2+	Advances, Collateral Pledge and Security Agreement, dated as of February 8, 2018, by and between Voya Retirement Insurance and Annuity Company and the Federal Home Loan Bank of Boston
12.1+	Voya Financial, Inc. Ratio of Earnings to Fixed Charges
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2018	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

