Form 10-Q
period 2018-06-30
Voya Financial, Inc.
filed 2018-08-06
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2018, 160,570,829 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended June 30, 2018

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully manage the separation of Venerable (as defined below), including the transition services, on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" and "Business-Closed Blocks-CBVA" in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-35897) (the "Annual Report on Form 10-K").
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,386 as of 2018 and $44,366 as of 2017)	$46,104	$48,329
Fixed maturities, at fair value using the fair value option	2,983	3,018
Equity securities, at fair value (cost of $320 as of 2018 and $353 as of 2017)	385	380
Short-term investments	102	471
Mortgage loans on real estate, net of valuation allowance of $2 as of 2018 and $3 as of 2017	8,904	8,686
Policy loans	1,849	1,888
Limited partnerships/corporations	1,070	784
Derivatives	376	397
Other investments	90	47
Securities pledged (amortized cost of $1,882 as of 2018 and $1,823 as of 2017)	1,994	2,087
Total investments	63,857	66,087
Cash and cash equivalents	1,534	1,218
Short-term investments under securities loan agreements, including collateral delivered	1,679	1,626
Accrued investment income	674	667
Premium receivable and reinsurance recoverable	7,617	7,632
Deferred policy acquisition costs and Value of business acquired	4,008	3,374
Current income taxes	23	4
Deferred income taxes	1,266	781
Other assets	1,152	1,310
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,731	1,795
Cash and cash equivalents	86	217
Corporate loans, at fair value using the fair value option	458	1,089
Other assets	13	75
Assets held in separate accounts	78,642	77,605
Assets held for sale	—	59,052
Total assets	$162,740	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Liabilities and Shareholders' Equity:
Future policy benefits	$15,191	$15,647
Contract owner account balances	50,789	50,158
Payables under securities loan agreement, including collateral held	1,957	1,866
Short-term debt	1	337
Long-term debt	3,458	3,123
Derivatives	117	149
Pension and other postretirement provisions	527	550
Other liabilities	1,695	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	491	1,047
Other liabilities	630	658
Liabilities related to separate accounts	78,642	77,605
Liabilities held for sale	—	58,277
Total liabilities	153,498	211,493

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 272,008,619 and 270,078,294 shares issued as of 2018 and 2017, respectively; 162,027,329 and 171,982,673 shares outstanding as of 2018 and 2017, respectively)	3	3
Treasury stock (at cost; 109,981,290 and 98,095,621 shares as of 2018 and 2017, respectively)	(4,442)	(3,827)
Additional paid-in capital	23,951	23,821
Accumulated other comprehensive income (loss)	943	2,731
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(11,995)	(12,719)
Total Voya Financial, Inc. shareholders' equity	8,460	10,009
Noncontrolling interest	782	1,030
Total shareholders' equity	9,242	11,039
Total liabilities and shareholders' equity	$162,740	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$813	$832	$1,636	$1,675
Fee income	660	639	1,336	1,276
Premiums	533	526	1,072	1,073
Net realized capital gains (losses):
Total other-than-temporary impairments	—	(1)	(14)	(2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	1	—	1	1
Net other-than-temporary impairments recognized in earnings	(1)	(1)	(15)	(3)
Other net realized capital gains (losses)	(119)	(24)	(286)	(108)
Total net realized capital gains (losses)	(120)	(25)	(301)	(111)
Other revenue	101	90	200	179
Income (loss) related to consolidated investment entities:
Net investment income	126	129	137	156
Total revenues	2,113	2,191	4,080	4,248
Benefits and expenses:
Policyholder benefits	706	733	1,414	1,483
Interest credited to contract owner account balances	382	403	764	802
Operating expenses	645	630	1,345	1,298
Net amortization of Deferred policy acquisition costs and Value of business acquired	74	195	174	259
Interest expense	46	45	95	91
Operating expenses related to consolidated investment entities:
Interest expense	16	27	22	44
Other expense	3	3	4	3
Total benefits and expenses	1,872	2,036	3,818	3,980
Income (loss) from continuing operations before income taxes	241	155	262	268
Income tax expense (benefit)	45	—	49	93
Income (loss) from continuing operations	196	155	213	175
Income (loss) from discontinued operations, net of tax	28	64	457	(98)
Net income (loss)	224	219	670	77
Less: Net income (loss) attributable to noncontrolling interest	58	52	58	53
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$166	$167	$612	$24

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.83	$0.56	$0.91	$0.65
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.00	$0.90	$3.60	$0.13

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.80	$0.55	$0.88	$0.63
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.96	$0.89	$3.48	$0.12

Cash dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$224	$219	$670	$77
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(867)	762	(2,390)	1,047
Other-than-temporary impairments	10	1	30	12
Pension and other postretirement benefits liability	(3)	(4)	(6)	(7)
Other comprehensive income (loss), before tax	(860)	759	(2,366)	1,052
Income tax expense (benefit) related to items of other comprehensive income (loss)	(292)	265	(606)	367
Other comprehensive income (loss), after tax	(568)	494	(1,760)	685
Comprehensive income (loss)	(344)	713	(1,090)	762
Less: Comprehensive income (loss) attributable to noncontrolling interest	58	52	58	53
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(402)	$661	$(1,148)	$709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2018 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2018	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	(28)	—	28	—	—	—
Balance as of January 1, 2018 - As adjusted	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	612	612	58	670
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	(1,681)	—	—	(1,681)	—	(1,681)
Total comprehensive income (loss)							(1,148)	58	(1,090)
Effect of transaction for entities under common control	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	(33)	(33)
Common stock issuance	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	(600)	100	—	—	—	(500)	—	(500)
Dividends on common stock	—	—	(3)	—	—	—	(3)	—	(3)
Share-based compensation	—	(15)	63	—	—	—	48	—	48
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(273)	(273)
Balance as of June 30, 2018	$3	$(4,442)	$23,951	$943	$—	$(11,995)	$8,460	$782	$9,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Six Months Ended June 30, 2017 (Unaudited) (In millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
					Appropriated	Unappropriated
Balance as of January 1, 2017 - As previously filed	$3	$(2,796)	$23,609	$1,921	$—	$(9,742)	$12,995	$973	$13,968
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	15	15	—	15
Balance as of January 1, 2017 - As adjusted	3	(2,796)	23,609	1,921	—	(9,727)	13,010	973	13,983
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	24	24	53	77
Other comprehensive income (loss), after tax	—	—	—	685	—	—	685	—	685
Total comprehensive income (loss)							709	53	762
Common stock issuance	—	—	1	—	—	—	1	—	1
Common stock acquired - Share repurchase	—	(623)	200	—	—	—	(423)	—	(423)
Dividends on common stock	—	—	(4)	—	—	—	(4)	—	(4)
Share-based compensation	—	(7)	66	—	—	—	59	—	59
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	(86)	(86)
Balance as of June 30, 2017	$3	$(3,426)	$23,872	$2,606	$—	$(9,703)	$13,352	$940	$14,292

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash (used in) provided by operating activities - continuing operations	$(408)	$86
Net cash provided by operating activities - discontinued operations	1,462	470
Net cash provided by operating activities	1,054	556
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	4,577	4,013
Equity securities	20	16
Mortgage loans on real estate	471	487
Limited partnerships/corporations	152	124
Acquisition of:
Fixed maturities	(4,881)	(3,953)
Equity securities	(20)	(27)
Mortgage loans on real estate	(574)	(1,132)
Limited partnerships/corporations	(158)	(179)
Short-term investments, net	403	12
Derivatives, net	35	163
Sales from consolidated investment entities	602	1,214
Purchases within consolidated investment entities	(607)	(1,389)
Collateral received (delivered), net	38	(126)
Other, net	(5)	35
Net cash provided by investing activities - discontinued operations	34	40
Net cash provided by (used in) investing activities	87	(702)
Cash Flows from Financing Activities:
Deposits received for investment contracts	3,083	2,395
Maturities and withdrawals from investment contracts	(2,716)	(2,827)
Proceeds from issuance of debt with maturities of more than three months	350	—
Repayment of debt with maturities of more than three months	(350)	(91)
Debt issuance costs	(6)	—
Borrowings of consolidated investment entities	469	738
Repayments of borrowings of consolidated investment entities	(461)	(725)
Contributions from (distributions to) participants in consolidated investment entities, net	34	656
Proceeds from issuance of common stock, net	1	1
Share-based compensation	(15)	(7)
Common stock acquired - Share repurchase	(500)	(423)
Dividends paid	(3)	(4)
Net cash (used in) provided by financing activities - discontinued operations	(1,209)	89
Net cash used in financing activities	(1,323)	(198)
Net decrease in cash and cash equivalents	(182)	(344)
Cash and cash equivalents, beginning of period	1,716	2,911
Cash and cash equivalents, end of period	1,534	2,567
Less: Cash and cash equivalents of discontinued operations, end of period	—	1,039
Cash and cash equivalents of continuing operations, end of period	$1,534	$1,528

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

On June 1, 2018, the Company consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). The Transaction resulted in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses. The assets and liabilities related to the businesses sold were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2017. The results of operations and cash flows of the businesses sold were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows, respectively and are reported separately for all periods presented. See the Discontinued Operations Note to these Condensed Consolidated Financial Statements.

As a result of the Transaction, the Company no longer considers its CBVA and Annuities businesses as reportable segments. Additionally, the Company evaluated its segment presentation and determined that the retained CBVA and Annuities policies that are not included in the disposed businesses described above ("Retained Business") are insignificant. As such, the Company reported the results of the Retained Business in Corporate.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2018, its results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and its changes in shareholders' equity and statements of cash flows for the six months ended June 30, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The December 31, 2017 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Financial services revenue is disaggregated by type of service in the following tables. For the three months ended June 30, 2018, such revenue represents approximately 27.0% of total Retirement revenue, all of Investment Management revenue, and 23.1% of Corporate revenue. For the six months ended June 30, 2018, such revenue represents approximately 28.1% of total Retirement revenue, all of Investment Management revenue, and 30.0% of Corporate revenue. Such revenue is immaterial for Employee Benefits and Individual Life. For the three and six months ended June 30, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Three Months Ended June 30, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$55	$136	$—
Asset management	—	43	—
Recordkeeping & administration	60	39	2
Distribution & shareholder servicing	71	45	7
Total financial services revenue	$186	$263	$9

	Six Months Ended June 30, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$110	$277	$—
Asset management	—	84	—
Recordkeeping & administration	122	82	4
Distribution & shareholder servicing	145	89	15
Total financial services revenue	$377	$532	$19

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Receivables of $205 are included in Other assets on the Condensed Consolidated Balance Sheets as of June 30, 2018.

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

As of June 30, 2018, contract cost assets were $106. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three and six months ended June 30, 2018, amortization expenses of $6 and $12, respectively, were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

The provisions of ASU 2016-15 were adopted retrospectively on January 1, 2018 and resulted in the reclassification of the Company's cash payments for debt extinguishment costs from Cash Flows from Operating Activities to Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows of $3 and $1 for the six months ended June 30, 2018 and 2017, respectively. The adoption of the remaining provisions of ASU 2016-05 had no effect on the Company's financial condition, results of operations, or cash flows.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the six months ended June 30, 2017, the Company had no excess tax benefits.

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

The Company adopted the provisions of ASU 2016-01 on January 1, 2018 using a modified retrospective approach, except for certain provisions that were required to be applied prospectively. The impact to the January 1, 2018 Condensed Consolidated Balance Sheet was a $28 increase, net of tax, to Unappropriated retained earnings with a corresponding decrease of $28, net of tax, to Accumulated other comprehensive income to recognize the unrealized gain associated with Equity securities. The provisions that required prospective adoption had no effect on the Company's financial condition, results of operations, or cash flows. Under previous guidance, prior to January 1, 2018, Equity securities were classified as available for sale with changes in fair value recognized in Other comprehensive income.

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

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of June 30, 2018 the adoption of ASU 2014-09 resulted in a $106 increase in Other assets, reduced by a related $22 decrease in Deferred income taxes, resulting in a net $84 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2018, the adoption resulted in a $1 increase in Operating expenses on the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

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

ASU 2016-02 also replaces the sale-leaseback guidance to align with the new revenue recognition standard, addresses statement of operation and statement of cash flow classification, and requires additional disclosures for all leases. In addition, the FASB issued various amendments during 2018 to clarify and simplify the provisions and implementation guidance of ASU 2016-02.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

2.    Discontinued Operations

As noted in the Business, Basis of Presentation and Significant Accounting Policies Note, on June 1, 2018, the Company closed the Transaction with VA Capital and Athene (the "Buyers") pursuant to which Venerable acquired two of the Company’s subsidiaries, VIAC and DSL. The Transaction resulted in the disposition of substantially all of the Company’s CBVA and Annuities businesses.

The purchase price for VIAC was equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing, after giving effect to certain restructuring and other pre-sale transactions, including the reinsurance of the fixed and fixed indexed annuity business of VIAC to affiliates of Athene. Following the closing of the Transaction, the Company, through its other insurance subsidiaries, continues to own surplus notes issued by VIAC in an aggregate principal amount of $350 and acquired a 9.99% equity interest in VA Capital. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Condensed Consolidated Balance Sheet as of June 30, 2018. VIAC's corresponding liability is included in Liabilities held for sale on the Company's Condensed Consolidated Balance Sheet as of December 31, 2017. In the summary of major categories of assets and liabilities related to discontinued operations as of December 31, 2017 presented below, VIAC's corresponding liability for the surplus notes is included in Notes payable.

Pursuant to the terms of the MTA and prior to the closing of the Transaction, VIAC undertook certain restructuring transactions with several affiliates in order to transfer businesses and assets into and out of VIAC from and to the Company's affiliates. Such transactions included, but were not limited to, the following reinsurance transactions:

•	VIAC recaptured the CBVA business previously assumed by Roaring River II, Inc., a subsidiary of the Company.

•
the Company, through its subsidiary ReliaStar Life Insurance Company ("RLI") ceded, under modified coinsurance agreements, fixed and fixed indexed annuity reserves of $451 to Athene Annuity & Life Assurance Company ("AADE") and Athene Life Re, Ltd. ("ALRe"). Under the terms of the agreements, AADE and ALRe contractually assumed from the Company the policyholder liabilities and obligations related to the policies, although the Company remains obligated to the policyholders. Upon the consummation of the agreements, the Company recognized no gain or loss in the Condensed Consolidated Statements of Operations.

•
the Company, through its subsidiary RLI, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, the Company recognized no gain or loss in the Condensed Consolidated Statements of Operations. As of June 30, 2018, assumed reserves related to these agreements were $856.

In connection with the closing, Voya Investment Management Co., LLC ("Voya IM") or its affiliated advisors, entered into one or more agreements to perform asset management and ancillary services for Venerable as part of the transaction. As part of the agreements, Voya IM will serve as the preferred asset management partner for Venerable. Under the agreements, subject to certain criteria, Voya IM will manage and service certain assets, including, for at least five years following the closing of the transaction, certain general account assets. The Company and Voya IM also agreed to provide certain transitional services to Venerable following the closing of the Transaction. The length of each service varies depending on the type of service provided.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company has determined that the CBVA and Annuities businesses disposed of in the Transaction meet the criteria to be classified as discontinued operations and that the sale represents a strategic shift that has a major effect on the Company’s operations.  Accordingly, the results of operations of the businesses sold have been presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented, and the assets and liabilities of the businesses sold were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2017. If, immediately prior to the sale, the carrying value of the business classified as discontinued operations exceeds its estimated fair value less cost to sell, a loss is recognized.

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2017, the Company recorded an estimated loss on sale, net of tax of $2,423 which included estimated transactions costs of $31 as well as the loss of $692 of deferred tax assets to write down the assets of the businesses sold to fair value less cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2018 includes a favorable adjustment to the estimated loss on sale of $505, net of tax. The loss on sale, net of tax as of June 30, 2018 of $1,918, which includes the loss of $460 of deferred tax assets, represents the excess of the carrying value, immediately prior to the sale, of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. Additionally, in connection with the Transaction, the Company reversed $79 of other comprehensive income, net of tax that was previously recorded and related to the Annuity and CBVA businesses sold. The Buyers have the option to inquire or request changes to the closing Required Adjusted Book Value and/or Statutory capital of VIAC during a period of 180 days after the close of the Transaction. Based on the Company's receipt and review of any inquiries, the Company may determine that additional updates to the closing Required Adjusted Book Value and/or Statutory capital of VIAC are required which may cause changes to the purchase price for VIAC. Consequently, this may impact the final loss on sale related to the Transaction which will result in changes to be recorded in the Company's Condensed Consolidated Statements of Operations in future periods related to the loss on sale.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the major categories of assets and liabilities classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017:

December 31, 2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$21,904
Fixed maturities, at fair value using the fair value option	615
Short-term investments	352
Mortgage loans on real estate, net of valuation allowance	4,212
Derivatives	1,514
Other investments(1)	351
Securities pledged	861
Total investments	29,809
Cash and cash equivalents	498
Short-term investments under securities loan agreements, including collateral delivered	473
Deferred policy acquisition costs and Value of business acquired	805
Sales inducements	196
Deferred income taxes	404
Other assets(2)	396
Assets held in separate accounts	28,894
Write-down of businesses held for sale to fair value less cost to sell	(2,423)
Total assets held for sale	$59,052

Liabilities:
Future policy benefits and contract owner account balances	$27,065
Payables under securities loan agreement, including collateral held	1,152
Derivatives	782
Notes payable	350
Other liabilities	34
Liabilities related to separate accounts	28,894
Total liabilities held for sale	$58,277
(1) Includes Other investments, Equity securities, Limited Partnerships/corporations and Policy loans.
(2) Includes Other assets, Accrued investment income, Premium receivable and reinsurance recoverable.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018) and the six months ended June 30, 2017:

	Five Months Ended May 31, 2018	Six Months Ended June 30, 2017
Revenues:
Net investment income	$510	$633
Fee income	295	412
Premiums	(50)	96
Total net realized capital gains (losses)	(345)	(588)
Other revenue	10	11
Total revenues	420	564
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	550
Operating expenses	(14)	133
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	68
Interest expense	10	10
Total benefits and expenses	487	761
Income (loss) from discontinued operations before income taxes	(67)	(197)
Income tax expense (benefit)	(19)	(99)
Adjustment to loss on sale, net of tax	505	—
Income (loss) from discontinued operations, net of tax	$457	$(98)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of June 30, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,815	$365	$4	$—	$2,176	$—
U.S. Government agencies and authorities	204	39	—	—	243	—
State, municipalities and political subdivisions	1,648	32	21	—	1,659	—
U.S. corporate public securities	19,541	1,297	261	—	20,577	—
U.S. corporate private securities	6,224	178	141	—	6,261	—
Foreign corporate public securities and foreign governments(1)	5,259	252	111	—	5,400	—
Foreign corporate private securities(1)	5,247	110	105	—	5,252	—
Residential mortgage-backed securities:
Agency	2,957	141	56	14	3,056	—
Non-Agency	1,539	96	10	11	1,636	13
Total Residential mortgage-backed securities	4,496	237	66	25	4,692	13
Commercial mortgage-backed securities	2,954	27	49	—	2,932	—
Other asset-backed securities	1,863	35	9	—	1,889	3
Total fixed maturities, including securities pledged	49,251	2,572	767	25	51,081	16
Less: Securities pledged	1,882	151	39	—	1,994	—
Total fixed maturities	$47,369	$2,421	$728	$25	$49,087	$16
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
(4) Amount excludes $335 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of June 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$857	$865
After one year through five years	7,695	7,817
After five years through ten years	9,953	9,943
After ten years	21,433	22,943
Mortgage-backed securities	7,450	7,624
Other asset-backed securities	1,863	1,889
Fixed maturities, including securities pledged	$49,251	$51,081

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of June 30, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
June 30, 2018
Communications	$2,601	$180	$29	$2,752
Financial	5,327	346	72	5,601
Industrial and other companies	15,752	654	278	16,128
Energy	4,061	266	83	4,244
Utilities	6,383	317	110	6,590
Transportation	1,294	56	25	1,325
Total	$35,418	$1,819	$597	$36,640

December 31, 2017
Communications	$2,587	$341	$4	$2,924
Financial	5,094	487	5	5,576
Industrial and other companies	16,478	1,391	98	17,771
Energy	4,268	459	45	4,682
Utilities	6,243	607	22	6,828
Transportation	1,295	121	4	1,412
Total	$35,965	$3,406	$178	$39,193

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of June 30, 2018 and December 31, 2017, approximately 42.0% and 43.2%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of June 30, 2018, the Company had immaterial securities pledged in repurchase agreement transactions and did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2017, the Company did not have any such securities pledged.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of June 30, 2018 and December 31, 2017, the fair value of loaned securities was $1,739 and $1,854, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of June 30, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,649 and $1,589, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, liabilities to return collateral of $1,649 and $1,589, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of June 30, 2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $151 and $308, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	June 30, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$523	$587
U.S. Government agencies and authorities	6	5
U.S. corporate public securities	909	967
Short-term investments	2	—
Foreign corporate public securities and foreign governments	360	338
Payables under securities loan agreements	$1,800	$1,897
(1)As of June 30, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $1,649 and $1,589, respectively.
(2)As of June 30, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $151 and $308, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of June 30, 2018:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$54	$1	$48	$1	$47	$2	$149	$4
State, municipalities and political subdivisions	499	8	97	4	161	9	757	21
U.S. corporate public securities	5,288	164	645	45	468	52	6,401	261
U.S. corporate private securities	1,976	44	276	18	665	79	2,917	141
Foreign corporate public securities and foreign governments	2,039	71	213	20	132	20	2,384	111
Foreign corporate private securities	1,557	67	96	6	309	32	1,962	105
Residential mortgage-backed	626	14	278	19	436	33	1,340	66
Commercial mortgage-backed	1,212	18	523	25	76	6	1,811	49
Other asset-backed	738	6	84	2	31	1	853	9
Total	$13,989	$393	$2,260	$140	$2,325	$234	$18,574	$767

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
* Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 90.9% and 97.3% of the average book value as of June 30, 2018 and December 31, 2017, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2018
Six months or less below amortized cost	$14,320	$155	$369	$43	1,826	19
More than six months and twelve months or less below amortized cost	2,865	4	161	1	537	4
More than twelve months below amortized cost	1,874	123	158	35	263	15
Total	$19,059	$282	$688	$79	2,626	38

December 31, 2017
Six months or less below amortized cost	$6,126	$196	$148	$82	1,098	38
More than six months and twelve months or less below amortized cost	48	—	1	—	14	—
More than twelve months below amortized cost	448	—	12	—	87	—
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
June 30, 2018
U.S. Treasuries	$153	$—	$4	$—	25	—
State, municipalities and political subdivisions	778	—	21	—	160	—
U.S. corporate public securities	6,624	38	251	10	898	2
U.S. corporate private securities	2,964	94	115	26	217	2
Foreign corporate public securities and foreign governments	2,454	41	102	9	333	5
Foreign corporate private securities	1,974	93	77	28	126	4
Residential mortgage-backed	1,391	15	61	5	410	23
Commercial mortgage-backed	1,860	—	49	—	285	—
Other asset-backed	861	1	8	1	172	1
Total	$19,059	$282	$688	$79	2,626	38

December 31, 2017
U.S. Treasuries	$183	$—	$2	$—	29	—
State, municipalities and political subdivisions	408	—	11	—	103	—
U.S. corporate public securities	1,553	18	45	5	232	2
U.S. corporate private securities	1,129	73	28	22	73	2
Foreign corporate public securities and foreign governments	506	7	16	2	84	1
Foreign corporate private securities	490	84	16	48	35	6
Residential mortgage-backed	1,075	13	29	5	334	25
Commercial mortgage-backed	871	—	11	—	164	—
Other asset-backed	407	1	3	—	145	2
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
June 30, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	—	—	—	—
Non-agency RMBS < 80%	485	—	10	—
Agency RMBS	920	15	51	5
Other ABS (Non-RMBS)	847	1	8	1
Total RMBS and Other ABS	$2,252	$16	$69	$6

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
June 30, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$299	$—	$8	$—
Non-agency RMBS > 5% - 10%	13	—	—	—
Non-agency RMBS > 0% - 5%	159	—	1	—
Non-agency RMBS 0%	14	—	1	—
Agency RMBS	920	15	51	5
Other ABS (Non-RMBS)	847	1	8	1
Total RMBS and Other ABS	$2,252	$16	$69	$6

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
June 30, 2018	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,216	$3	$39	$1
Floating Rate	1,036	13	30	5
Total	$2,252	$16	$69	$6
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of June 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017 the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.

As of June 30, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	June 30, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,902	$8,906	$4	$8,685	$8,689
Collective valuation allowance for losses	N/A	(2)	(2)	N/A	(3)	(3)
Total net commercial mortgage loans	$4	$8,900	$8,904	$4	$8,682	$8,686
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and six months ended June 30, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	June 30, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$3	$3
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$2	$3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	June 30, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of June 30, 2018 and December 31, 2017, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of June 30, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of June 30, 2018 and December 31, 2017.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	June 30, 2018(1)	December 31, 2017(1)
Loan-to-Value Ratio:
0% - 50%	$873	$849
> 50% - 60%	2,164	2,125
> 60% - 70%	5,214	5,144
> 70% - 80%	622	551
> 80% and above	33	20
Total Commercial mortgage loans	$8,906	$8,689
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	June 30, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,105	$7,013
> 1.25x - 1.5x	729	655
> 1.0x - 1.25x	922	893
Less than 1.0x	95	105
Commercial mortgage loans secured by land or construction loans	55	23
Total Commercial mortgage loans	$8,906	$8,689
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	June 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,134	24.0%	$2,024	23.4%
South Atlantic	1,775	19.9%	1,716	19.7%
Middle Atlantic	1,545	17.3%	1,612	18.5%
West South Central	989	11.1%	959	11.0%
Mountain	948	10.6%	859	9.9%
East North Central	861	9.7%	884	10.2%
New England	156	1.8%	161	1.8%
West North Central	426	4.8%	391	4.5%
East South Central	72	0.8%	83	1.0%
Total Commercial mortgage loans	$8,906	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	June 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,572	28.9%	$2,587	29.7%
Industrial	2,115	23.7%	2,108	24.3%
Apartments	2,037	22.9%	1,849	21.3%
Office	1,379	15.5%	1,384	15.9%
Hotel/Motel	306	3.4%	309	3.6%
Other	418	4.7%	364	4.2%
Mixed Use	79	0.9%	88	1.0%
Total Commercial mortgage loans	$8,906	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	June 30, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$528	$—
2017	1,556	1,525
2016	1,431	1,428
2015	1,198	1,250
2014	1,269	1,303
2013	1,236	1,287
2012 and prior	1,688	1,896
Total Commercial mortgage loans	$8,906	$8,689
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	—	$—	*	3
U.S. corporate public securities	—	—	—	*	1
Foreign corporate private securities(1)	—	—	—		—
Residential mortgage-backed	1	18	1		15
Commercial mortgage-backed	—	—	—	*	1
Total	$1	18	$1		20
* Less than $1
(1) Primarily U.S. dollar denominated.
	Six Months Ended June 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	—	$1		3
U.S. corporate public securities	—	—	—	*	1
Foreign corporate private securities(1)	14	1	—		—
Residential mortgage-backed	1	25	1		34
Commercial mortgage-backed	—	—	1		3
Total	$15	26	$3		41
* Less than $1
(1) Primarily U.S. dollar denominated.

The above tables include $15 of write-downs related to credit impairments for the six months ended June 30, 2018 in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. There were immaterial write-downs related to credit impairments for the three months ended June 30, 2018. There were immaterial write-downs related to intent impairments for the three and six months ended June 30, 2018.

The above tables include $2 of write-downs related to credit impairments for the six months ended June 30, 2017 in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. There were immaterial write-downs related to credit impairments for the three months ended June 30, 2017. The remaining $1 and $1 in write-downs for the three and six months ended June 30, 2017, respectively, are related to intent impairments.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—	*	1
Residential mortgage-backed	—	*	2	1		1
Commercial mortgage-backed	—		—	—	*	1
Total	$—		2	$1		3
(1) Primarily U.S. dollar denominated.
* Less than $1
	Six Months Ended June 30,
	2018			2017
	Impairment		No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$—		—	$—	*	1
Residential mortgage-backed	—	*	5	—	*	6
Commercial mortgage-backed	—		—	1		3
Total	$—		5	$1		10
* Less than $1

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Balance at April 1	$24	$28
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	2	1
Balance at June 30	$22	$27

	Six Months Ended June 30,
	2018	2017
Balance at January 1	$40	$33
Additional credit impairments:
On securities previously impaired	—	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	18	6
Balance at June 30	$22	$27

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturities	$685	$676	$1,348	$1,350
Equity securities	3	2	6	4
Mortgage loans on real estate	99	96	196	193
Policy loans	26	26	51	51
Short-term investments and cash equivalents	5	2	9	4
Other	11	43	60	101
Gross investment income	829	845	1,670	1,703
Less: investment expenses	16	13	34	28
Net investment income	$813	$832	$1,636	$1,675

As of June 30, 2018 and December 31, 2017, the Company had $2 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net Realized Capital Gains (Losses)

Net realized capital gains (losses) comprise the difference between the amortized cost of investments and proceeds from sale and redemption, as well as losses incurred due to the credit-related and intent-related other-than-temporary impairment of investments. Realized investment gains and losses are also primarily generated from changes in fair value of embedded derivatives within products and fixed maturities, changes in fair value of fixed maturities recorded at FVO and changes in fair value including accruals on derivative instruments, except for effective cash flow hedges. Upon the adoption of ASU 2016-01 as of January 1, 2018, realized capital gains (losses) also include changes in fair value of equity securities. The cost of the investments on disposal is generally determined based on first-in-first-out ("FIFO") methodology.

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$—	$14
Fixed maturities, at fair value option	(143)	(27)
Equity securities	1	—
Derivatives	15	(3)
Embedded derivatives - fixed maturities	(5)	(4)
Guaranteed benefit derivatives	15	(9)
Other investments	(3)	4
Net realized capital gains (losses)	$(120)	$(25)
After-tax net realized capital gains (losses)	$(94)	$(9)

	Six Months Ended June 30,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(40)	$(19)
Fixed maturities, at fair value option	(333)	(110)
Equity securities	(2)	—
Derivatives	32	36
Embedded derivatives - fixed maturities	(12)	(9)
Guaranteed benefit derivatives	43	(14)
Other investments	11	5
Net realized capital gains (losses)	$(301)	$(111)
After-tax net realized capital gains (losses)	$(237)	$(65)

For the three and six months ended June 30, 2018, the change in the fair value of equity securities still held as of June 30, 2018 was $1 and $(2), respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds on sales	$2,222	$1,954	$3,802	$2,376
Gross gains	21	36	32	31
Gross losses	31	13	57	31

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

Currency forwards: The Company utilizes currency forward contracts to hedge currency exposure related to its invested assets. The Company utilizes these contracts in non-qualifying hedging relationships.

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

Options: The Company uses equity options to hedge against an increase in various equity indices, and interest rate options to hedge against an increase in the interest rate benchmarked crediting strategies within FIA contracts. Such increases may result in increased payments to the holders of the FIA and IUL contracts. The Company pays an upfront premium to purchase these options. The Company utilizes these options in non-qualifying hedging relationships.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	June 30, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$56	$—	$—	$56	$—	$—
Foreign exchange contracts	700	3	51	625	—	60
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	25,621	186	51	27,482	173	58
Foreign exchange contracts	51	3	—	85	—	2
Equity contracts	1,640	166	10	1,526	198	19
Credit contracts	1,708	18	5	1,983	26	10
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	25	—	N/A	37	—
Within products	N/A	—	245	N/A	—	306
Within reinsurance agreements	N/A	—	38	N/A	—	129
Total		$401	$400		$434	$584
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of June 30, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	June 30, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,708	$18	$5
Equity contracts	1,479	166	10
Foreign exchange contracts	751	6	51
Interest rate contracts	21,782	186	51
		376	117
Counterparty netting(1)		(71)	(71)
Cash collateral netting(1)		(268)	—
Securities collateral netting(1)		(25)	(41)
Net receivables/payables		$12	$5
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of June 30, 2018, the Company held $148 and $128 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $174 and $73 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of June 30, 2018, the Company delivered $255 of securities and held $25 of securities as collateral. As of December 31, 2017, the Company delivered $233 of securities and held $38 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Foreign exchange contracts	$2	$1	$4	$21
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	12	(6)	33	(8)
Foreign exchange contracts	5	—	3	(3)
Equity contracts	(5)	(5)	(9)	15
Credit contracts	1	7	1	11
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(5)	(4)	(12)	(9)
Within products(2)	15	(9)	43	(14)
Within reinsurance agreements(3)	33	(31)	88	(35)
Total	$58	$(46)	$151	$(22)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of June 30, 2018, the fair values of credit default swaps of $18 and $5 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $26 and $10 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of June 30, 2018, the maximum potential future net exposure to the Company was $1.4 billion on credit default swap protection sold. As of December 31, 2017, the maximum potential future net exposure to the Company was $1.5 billion on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,644	$532	$—	$2,176
U.S. Government agencies and authorities	—	243	—	243
State, municipalities and political subdivisions	—	1,659	—	1,659
U.S. corporate public securities	—	20,533	44	20,577
U.S. corporate private securities	—	4,976	1,285	6,261
Foreign corporate public securities and foreign governments(1)	—	5,388	12	5,400
Foreign corporate private securities(1)	—	5,018	234	5,252
Residential mortgage-backed securities	—	4,649	43	4,692
Commercial mortgage-backed securities	—	2,906	26	2,932
Other asset-backed securities	—	1,725	164	1,889
Total fixed maturities, including securities pledged	1,644	47,629	1,808	51,081
Equity securities	167	—	105	272
Derivatives:
Interest rate contracts	—	186	—	186
Foreign exchange contracts	—	6	—	6
Equity contracts	—	28	138	166
Credit contracts	—	16	2	18
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,280	34	1	3,315
Assets held in separate accounts	73,113	5,491	38	78,642
Total assets	$78,204	$53,390	$2,092	$133,686
Percentage of Level to total	58%	40%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
FIA	$—	$—	$34	$34
IUL	—	—	142	142
GMWBL/GMWB/GMAB(2)	—	—	6	6
Stabilizer and MCGs	—	—	63	63
Other derivatives:
Interest rate contracts	—	51	—	51
Foreign exchange contracts	—	51	—	51
Equity contracts	1	9	—	10
Credit contracts	—	5	—	5
Embedded derivative on reinsurance	—	38	—	38
Total liabilities	$1	$154	$245	$400
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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and six months ended June 30, 2018 and 2017. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2018
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$36	$—	$—	$3	$—	$—	$—	$5	$—	$44	$—
U.S. corporate private securities	1,148	7	(13)	169	—	(8)	(36)	18	—	1,285	—
Foreign corporate public securities and foreign governments(1)	12	—	—	—	—	—	—	—	—	12	—
Foreign corporate private securities(1)	179	8	(5)	122	—	(70)	—	—	—	234	—
Residential mortgage-backed securities	98	(2)	(1)	11	—	(40)	—	—	(23)	43	(2)
Commercial mortgage-backed securities	8	—	—	18	—	—	—	—	—	26	—
Other asset-backed securities	199	—	(2)	71	—	—	(2)	32	(134)	164	—
Total fixed maturities, including securities pledged	1,680	13	(21)	394	—	(118)	(38)	55	(157)	1,808	(2)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2018 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities	$99	$1	$—	$7	$—	$(2)	$—	$—	$—	$105	$1
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(37)	(4)	—	—	3	—	4	—	—	(34)	—
IUL(2)	(150)	3	—	—	(14)	—	19	—	—	(142)	—
GMWBL/GMWB/GMAB(2)	(8)	3	—	—	(1)	—	—	—	—	(6)	—
Stabilizer and MCGs (2)	(77)	13	—	—	—	—	1	—	—	(63)	—
Other derivatives, net	151	(6)	—	10	—	—	(15)	—	—	140	(11)
Assets held in separate accounts (5)	11	—	—	27	—	—	—	—	—	38	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$(1)	$9	$—	$(13)	$—	$—	$(8)	$44	$—
U.S. corporate private securities	1,127	7	(39)	200	—	(8)	(42)	40	—	1,285	—
Foreign corporate public securities and foreign governments(1)	11	—	1	—	—	—	—	—	—	12	—
Foreign corporate private securities(1)	169	(6)	18	123	—	(70)	—	—	—	234	(13)
Residential mortgage-backed securities	42	(5)	(1)	12	—	—	—	—	(5)	43	(5)
Commercial mortgage-backed securities	17	—	—	26	—	—	—	—	(17)	26	—
Other asset-backed securities	92	—	(3)	89	—	—	(3)	35	(46)	164	—
Total fixed maturities, including securities pledged	1,515	(4)	(25)	459	—	(91)	(45)	75	(76)	1,808	(18)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$102	$(2)	$—	$7	$—	$(2)	$—	$—	$—	$105	$(2)
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(40)	(4)	—	—	3	—	7	—	—	(34)	—
IUL(2)	(159)	7	—	—	(26)	—	36	—	—	(142)	—
GMWBL/GMWB/GMAB(2)	(10)	5	—	—	(1)	—	—	—	—	(6)	—
Stabilizer and MCGs(2)	(97)	35	—	—	(2)	—	1	—	—	(63)	—
Other derivatives, net	159	(8)	—	20	—	—	(31)	—	—	140	(19)
Assets held in separate accounts(5)	11	—	—	27	—	—	—	—	—	38	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended June 30, 2017
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$61	$—	$1	$16	$—	$—	$—	$—	$(20)	$58	$—
U.S. corporate private securities	987	—	5	17	—	—	(5)	31	(15)	1,020	—
Foreign corporate public securities and foreign governments (1)	12	—	(1)	—	—	—	—	—	—	11	—
Foreign corporate private securities (1)	294	—	1	2	—	—	(8)	—	(89)	200	—
Residential mortgage-backed securities	64	(3)	1	17	—	(8)	—	1	—	72	(3)
Commercial mortgage-backed securities	27	—	—	9	—	—	(3)	—	(17)	16	—
Other asset-backed securities	47	—	—	57	—	(3)	(1)	—	(23)	77	—
Total fixed maturities, including securities pledged	1,492	(3)	7	118	—	(11)	(17)	32	(164)	1,454	(3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2017 (continued)
	Fair Value as of April 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$101	$—	$1	$—	$—	$—	$—	$—	$—	$102	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(42)	—	—	—	(1)	—	—	—	—	(43)	—
IUL(2)	(110)	—	—	—	(9)	—	12	—	—	(107)	—
GMWBL/GMWB/GMAB(2)	(16)	—	—	—	—	—	—	—	—	(16)	—
Stabilizer and MCGs(2)	(131)	(9)	—	—	(1)	—	—	—	—	(141)	—
Other derivatives, net	102	—	—	8	—	—	1	—	—	111	9
Assets held in separate accounts(5)	12	—	—	1	—	(3)	—	—	(8)	3	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$—	$29	$—	$—	$(1)	$18	$—	$58	$—
U.S. corporate private securities	913	—	6	87	—	(2)	(9)	40	(15)	1,020	—
Foreign corporate public securities and foreign governments(1)	12	—	(1)	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	305	—	(1)	20	—	—	(36)	—	(88)	200	—
Residential mortgage-backed securities	57	(6)	1	27	—	(8)	(1)	2	—	72	(6)
Commercial mortgage-backed securities	16	—	—	9	—	—	(5)	—	(4)	16	—
Other asset-backed securities	53	—	1	57	—	—	(4)	2	(32)	77	—
Total fixed maturities, including securities pledged	1,368	(6)	6	229	—	(10)	(56)	62	(139)	1,454	(6)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of June 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$94	$—	$2	$8	$—	$(2)	$—	$—	$—	$102	$—
Derivatives:
Guaranteed benefit derivatives:
FIA(2)	(42)	(1)	—	—	(1)	—	1	—	—	(43)	—
IUL(2)	(81)	(29)	—	—	(17)	—	19	—	—	(107)	—
GMWBL/GMWB/GMAB(2)	(18)	4	—	—	(1)	—	—	—	—	(16)	—
Stabilizer and MCGs(2)	(150)	12	—	—	(2)	—	—	—	—	(141)	—
Other derivatives, net	72	27	—	15	—	—	(3)	—	—	111	39
Assets held in separate accounts(5)	5	—	—	6	—	(3)	—	2	(8)	3	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and six months ended June 30, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of June 30, 2018:

	Range(1)
Unobservable Input	GMWBL/GMWB/GMAB		FIA		IUL		Stabilizer/MCGs
Long-term equity implied volatility	15% to 25%		—		—		—
Interest rate implied volatility	0.1% to 16%		—		—		0.1% to 6.5%
Correlations between:
Equity Funds	-13% to 99%		—		—		—
Equity and Fixed Income Funds	-38% to 62%		—		—		—
Interest Rates and Equity Funds	-32% to 26%		—		—		—
Nonperformance risk	0.07% to 1.2%		0.07% to 1.2%		0.07% to 0.71%		0.07% to 1.2%
Actuarial Assumptions:
Benefit Utilization	70% to 100%	(2)	—		—		—
Partial Withdrawals	0% to 3.4%	(2)	0% to 7%		—		—
Lapses	0.1% to 15.3%	(3)(4)	0% to 56%	(3)	2% to 10%		0% to 50%	(5)
Policyholder Deposits(6)	—		—		—		0% to 50%	(5)
Mortality	—	(7)	—	(7)	—	(8)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." Lapse ranges are based on weighted average ranges of underlying account value exposure.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2017:

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
(4) The Company makes dynamic adjustments to lower the lapse rates for contracts that are more "in the money." Lapse ranges are based on weighted average ranges of underlying account value exposure.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$51,081	$51,081	$53,434	$53,434
Equity securities	385	385	380	380
Mortgage loans on real estate	8,904	8,952	8,686	8,748
Policy loans	1,849	1,849	1,888	1,888
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,315	3,315	3,315	3,315
Derivatives	376	376	397	397
Notes Receivable (1)	—	—	350	445
Other investments	90	98	47	55
Assets held in separate accounts	78,642	78,642	77,605	77,605
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	33,673	36,255	33,986	38,553
Funding agreements with fixed maturities	1,178	1,187	501	501
Supplementary contracts, immediate annuities and other	1,219	1,201	1,275	1,285
Derivatives:
Guaranteed benefit derivatives:
FIA	34	34	40	40
IUL	142	142	159	159
GMWBL/GMWB/GMAB	6	6	10	10
Stabilizer and MCGs	63	63	97	97
Other derivatives	117	117	149	149
Short-term debt	1	1	337	337
Long-term debt	3,458	3,561	3,123	3,478
Embedded derivative on reinsurance	38	38	129	129
(1) Included in Other assets on the Condensed Consolidated Balance Sheets.
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	98	4		102
Amortization:
Amortization, excluding unlocking	(160)	(44)		(204)
Unlocking(1)	(63)	(27)		(90)
Interest accrued	91	29	(2)	120
Net amortization included in Condensed Consolidated Statements of Operations	(132)	(42)		(174)
Change due to unrealized capital gains/losses on available-for-sale securities	460	246		706
Balance as of June 30, 2018	$3,244	$764		$4,008

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$3,186	$811		$3,997
Deferrals of commissions and expenses	124	4		128
Amortization:
Amortization, excluding unlocking	(218)	(77)		(295)
Unlocking(1)	(45)	(51)		(96)
Interest accrued	97	35	(2)	132
Net amortization included in Condensed Consolidated Statements of Operations	(166)	(93)		(259)
Change due to unrealized capital gains/losses on available-for-sale securities	(149)	(97)		(246)
Balance as of June 30, 2017	$2,995	$625		$3,620
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $18, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $48 and $80, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2018 and 4.1% to 7.4% during 2017.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of June 30, 2018, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 347,663 and 6,189,641 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan”).

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted Stock Unit (RSU) awards	$10	$12	$29	$34
Performance Stock Unit (PSU) awards	9	8	27	22
Stock options	2	7	5	11
Total share-based compensation expense	21	27	61	67
Income tax benefit	9	9	15	22
After-tax share-based compensation expense	$12	$18	$46	$45

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following tables summarize the number of awards outstanding under the Omnibus Plans for the period indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	3.0	$38.42	2.2		$35.53
Adjustment for PSU performance factor	N/A	N/A	—	*	42.70
Granted	1.0	50.55	0.8		53.21
Vested	(1.4)	38.48	(0.4)		40.84
Forfeited	(0.1)	42.13	(0.1)		41.19
Outstanding as of June 30, 2018	2.5	$43.17	2.5		$40.19
* Less than 0.1.

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2018	3.0		$37.60
Granted	—		—
Exercised	(0.1)		37.60
Forfeited	—	*	—
Outstanding as of June 30, 2018	2.9		$37.60
Vested, not exercisable, as of June 30, 2018	—		$—
Vested, exercisable, as of June 30, 2018	2.9		37.60
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
(Dollar amounts in millions, unless otherwise stated)

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2017	268.0		73.4	194.6
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		11.6	(11.6)
Share-based compensation	1.9		0.3	1.6
Balance, June 30, 2018	271.9		109.9	162.0
* Less than 0.1.

Share Repurchase Program

From time to time, the Company's Board of Directors authorizes the Company to repurchase shares of its common stock. These authorizations permit stock repurchases up to a prescribed dollar amount and generally may be accomplished through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, including 10b5-1 plans, or tender offers. Share repurchase authorizations typically expire if unused by a prescribed date.
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

Subsequent to June 30, 2018, the Company repurchased 1,808,900 shares through a 10b5-1 plan for an aggregate purchase price of $88.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of June 30, 2018, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except for per share data)	2018	2017	2018	2017
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$196	$155	$213	$175
Less: Net income (loss) attributable to noncontrolling interest	58	52	58	53
Income (loss) from continuing operations available to common shareholders	138	103	155	122
Income (loss) from discontinued operations, net of tax	28	64	457	(98)
Net income (loss) available to common shareholders	$166	$167	$612	$24

Weighted average common shares outstanding
Basic	167.0	185.8	169.7	188.7
Dilutive Effects:
Warrants(1)	1.5	—	1.5	—
RSU awards	1.4	1.4	1.7	1.8
PSU awards	2.1	0.5	1.9	0.6
Stock Options(2)	0.8	—	0.8	—
Diluted	172.8	187.7	175.6	191.1

Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.83	$0.56	$0.91	$0.65
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.17	$0.34	$2.69	$(0.52)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$1.00	$0.90	$3.60	$0.13
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.80	$0.55	$0.88	$0.63
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$0.16	$0.34	$2.60	$(0.51)
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.96	$0.89	$3.48	$0.12
(1) For the three and six months ended June 30, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

(2) For the three and six months ended June 30, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the periods presented.. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Condensed Consolidated Financial Statements.

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	June 30,
	2018	2017
Fixed maturities, net of OTTI	$1,805	$4,876
Equity securities	—	36
Derivatives	143	195
DAC/VOBA adjustment on available-for-sale securities	(570)	(1,389)
Premium deficiency reserve	(128)	—
Sales inducements and other intangibles adjustment on available-for-sale securities	(88)	(260)
Other	—	(31)
Unrealized capital gains (losses), before tax	1,162	3,427
Deferred income tax asset (liability)	(229)	(842)
Net unrealized capital gains (losses)	933	2,585
Pension and other postretirement benefits liability, net of tax	10	21
AOCI	$943	$2,606

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended June 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(1,412)		$458	$(954)
Equity securities	—	(1)	—	—
Other	32		(11)	21
OTTI	10		(5)	5
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	7		(2)	5
DAC/VOBA	348		(99)	249
Premium deficiency reserve	21		(4)	17
Sales inducements	75		(30)	45
Change in unrealized gains/losses on available-for-sale securities	(919)		307	(612)

Derivatives:
Derivatives	69	(2)	(17)	52
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(7)		2	(5)
Change in unrealized gains/losses on derivatives	62		(15)	47

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(3)		—	(3)
Change in pension and other postretirement benefits liability	(3)		—	(3)
Change in Accumulated other comprehensive income (loss)	$(860)		$292	$(568)
(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,624)		$920	$(2,704)
Equity securities	—	(1)	—	—
Other	18		(8)	10
OTTI	30		(9)	21
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	47		(10)	37
DAC/VOBA	901	(2)	(215)	686
Premium deficiency reserve	62		(13)	49
Sales inducements	190		(54)	136
Change in unrealized gains/losses on available-for-sale securities	(2,376)		611	(1,765)

Derivatives:
Derivatives	29	(3)	(9)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(13)		3	(10)
Change in unrealized gains/losses on derivatives	16		(6)	10

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(6)		1	(5)
Change in pension and other postretirement benefits liability	(6)		1	(5)
Change in Accumulated other comprehensive income (loss)	$(2,366)		$606	$(1,760)
(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(3) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,102		$(385)	$717
Equity securities	1		—	1
Other	—		—	—
OTTI	1		—	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(25)		9	(16)
DAC/VOBA	(213)		73	(140)
Premium deficiency reserve	—		—	—
Sales inducements	(81)		29	(52)
Change in unrealized gains/losses on available-for-sale securities	785		(274)	511

Derivatives:
Derivatives	(16)	(1)	6	(10)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		2	(4)
Change in unrealized gains/losses on derivatives	(22)		8	(14)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(4)		1	(3)
Change in pension and other postretirement benefits liability	(4)		1	(3)
Change in Accumulated other comprehensive income (loss)	$759		$(265)	$494
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Six Months Ended June 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,430		$(499)	$931
Equity securities	3		(1)	2
Other	—		—	—
OTTI	12		(4)	8
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	20		(7)	13
DAC/VOBA	(306)	(1)	107	(199)
Premium deficiency reserve	54		(19)	35
Sales inducements	(91)		32	(59)
Change in unrealized gains/losses on available-for-sale securities	1,122		(391)	731

Derivatives:
Derivatives	(51)	(2)	18	(33)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(12)		4	(8)
Change in unrealized gains/losses on derivatives	(63)		22	(41)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(7)		2	(5)
Change in pension and other postretirement benefits liability	(7)		2	(5)
Change in Accumulated other comprehensive income (loss)	$1,052		$(367)	$685
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

11.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) further limiting deductibility of executive compensation; (4) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017; and (5) changing how alternative minimum tax ("AMT") credits can be realized. Tax Reform eliminated the corporate AMT and allows the credit carryforward to be refunded over the next 4 years. The refund, however, is subject to reduction based on sequestration rates set pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. The current rate is 6.6%.

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

In 2017 in reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. For the six months ended June 30, 2018, the Company recorded adjustments to the provisional estimates related to deductibility of executive compensation, calculation of tax reserves and AMT sequestration. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three and six months ended June 30, 2018 was 18.7%. The effective tax rate differed from the statutory rate of 21% for the three and six months ended June 30, 2018 primarily due to the effect of the dividends received deduction ("DRD") and noncontrolling interest, partially offset by nondeductible executive compensation and AMT sequestration.

The Company's effective tax rate for the three months ended June 30, 2017 was 0.0%. The effective tax rate differed from the statutory rate of 35% for the three months ended June 30, 2017 primarily due to the effect of the DRD, noncontrolling interest, and the valuation allowance.

The Company's effective tax rate for the six months ended June 30, 2017 was 35.0%, which is equal to the statutory rate during that period.

Tax Regulatory Matters

During 2018, the Internal Revenue Service ("IRS") completed its examination of the Company's returns through tax year 2016. The audit settlements did not have a material impact on the Company. The Company is currently under audit by the IRS, and it is expected that the examination of the tax year 2017 will be finalized within the next twelve months. The Company and the IRS have agreed to participate in the Compliance Assurance Process for the tax years 2017 and 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Financing Agreements

Short-term Debt

As of June 30, 2018 and December 31, 2017, the Company had $1 and $337, respectively, of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of June 30, 2018 and December 31, 2017:

	Maturity	June 30, 2018	December 31, 2017
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$143	$143
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	176	186
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	94	94
1.00% Windsor Property Loan	06/14/2027	5	5
5.5% Senior Notes, due 2022	07/15/2022	361	361
2.9% Senior Notes, due 2018	02/15/2018	—	337
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	738
5.7% Senior Notes, due 2043	07/15/2043	395	395
3.65% Senior Notes, due 2026	06/15/2026	495	495
4.8% Senior Notes, due 2046	06/15/2046	297	296
3.125% Senior Notes, due 2024	07/15/2024	396	396
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	344	—
Subtotal		3,459	3,460
Less: Current portion of long-term debt		1	337
Total		$3,458	$3,123
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

Aetna Notes

During the six months ended June 30, 2018, Voya Holdings repurchased $10 of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, the Company incurred a loss on debt extinguishment of $3 for the six months ended June 30, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. As of June 30, 2018, the outstanding principal amount of the Aetna Notes was $416, which is guaranteed by ING Group.

During the six months ended June 30, 2018, the Company withdrew $8 of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $223. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility Agreement

The Company has a senior unsecured credit facility, with a revolving credit sublimit of $750 and a total LOC capacity of $1.0 billion following the closing of the Transaction. The facility expires on May 6, 2021.

On January 24, 2018, the Company further amended the Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring the Company to maintain a minimum net worth in light of the classification of substantially all of its CBVA and Annuities businesses as discontinued operations. Upon entering into the MTA for the Transaction, the Company recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of the Company’s actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by the Company. In accordance with the Second Amendment, upon the closing of the MTA, the total amount of LOCs that may be issued was reduced from $2.25 billion to $1.0 billion. The $750 sublimit available for direct borrowings remains unchanged.

As of June 30, 2018, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Other Credit Facilities

Effective January 18, 2018, a $500 financing arrangement between Langhorne I, LLC ("Langhorne I"), Voya Financial, Inc. and a third party was cancelled.

Effective January 24, 2018, Security Life of Denver International Limited ("SLDI") and Voya Financial, Inc. entered into an amendment to renew a $175 letter of credit facility agreement with a third party bank increasing the commitment to $195 and extending the expiration date of the facility from January 24, 2018 to January 24, 2021.

Effective April 27, 2018, Voya Financial, Inc. entered into a $156 letter of credit facility agreement with a third-party bank.

Effective May 2, 2018, a $167 letter of credit facility between Voya Financial, Inc. and a third party bank was cancelled.

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

As of June 30, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $136 and purchase limited partnerships and private placement investments of $1,243, of which $318 related to consolidated investment entities.

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

	June 30, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB (1)	$1,394	$602
FHLB restricted stock(2)	84	67
Other fixed maturities-state deposits	162	175
Cash and cash equivalents	13	13
Securities pledged(3)	1,994	2,087
Total restricted assets	$3,647	$2,944
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,739 and $1,854 as of June 30, 2018 and December 31, 2017, respectively. In addition, as of June 30, 2018 and December 31, 2017, the Company delivered securities as collateral of $255 and $233, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of June 30, 2018 and December 31, 2017, the Company had $1,178 and $501, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, assets with a market value of approximately $1,394 and $602, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement Insurance and Annuity Company ("VRIAC") “Group Annuity Contract Stable Value Funds.” Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff has filed a first amended complaint, and the Company moved to dismiss that complaint on September 18, 2017.

Litigation also includes Patrico v. Voya Financial, Inc., et al (USDC SDNY, No. 1:16-cv-07070) (filed September 9, 2016), a putative class action in which plaintiff, a participant in a 401(k) Plan, seeks to represent a class of plans “for which Voya or its subsidiaries provide recordkeeping, investment management or investment advisory services and for which Financial Engines provides investment advice to plan participants.” Plaintiff alleges that the Company and its affiliates have violated ERISA by charging unreasonable fees in connection with in-plan investment advice provided in conjunction with Financial Engines, a third-party investment adviser. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney’s fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On June 20, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. The plaintiff filed a motion for leave to file a first amended complaint, the Company opposed that motion, and on March 13, 2018, the district court denied the plaintiff’s motion for leave to file an amended complaint and closed the case. Plaintiff filed her notice of appeal to the U.S Court of Appeals for the Second Circuit on April 11, 2018.

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

Litigation also includes Henkel of America v. ReliaStar Life Insurance Company (USDC District of Connecticut, No. 1:18-cv-00965) (filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. The Company filed its answer with affirmative defenses on July 5, 2018.

Finally, industry wide, life insurers continue to be exposed to class action litigation related to the cost of insurance rates and periodic deductions from cash value. Common allegations include that insurance companies have breached the terms of their universal life insurance policies by establishing or increasing the cost of insurance rates using cost factors not, permitted by the contract or that thereby unjustly enriching themselves. This litigation is generally known as cost of insurance litigation. Cost of insurance litigation for the Company includes Barnes v. Security Life of Denver (USDC Colorado, No. 1:18-cv-00718) (filed March 27, 2018), a putative class action in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so.  Such litigation also includes Cutler v. Voya Financial, Inc. and ReliaStar Life Insurance Company (USDC S.D. Florida, No. 1:18-cv-20723) (filed February 23, 2018), in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so.

The Company denies the allegations in each complaint, believes both to be without merit, and intends to defend each case vigorously. On April 16, 2018, the Company filed a motion to dismiss the Cutler complaint in its entirety against Voya Financial and partially against ReliaStar. On May 15, 2018, the Company moved for a partial dismissal of the Barnes complaint. Plaintiffs in each action have opposed the Company’s motions.

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

As of June 30, 2018, approximately $74 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $384 and $442 as of June 30, 2018 and December 31, 2017, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 1 and 4 CLOs as of June 30, 2018 and December 31, 2017, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 and 14 funds, which were structured as partnerships, as of June 30, 2018 and December 31, 2017, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of June 30, 2018 and December 31, 2017 because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	June 30, 2018	December 31, 2017
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$86	$216
Corporate loans, at fair value using the fair value option	458	1,089
Limited partnerships/corporations, at fair value	1,643	1,714
Other assets	13	75
Total VIE assets	2,200	3,094
VOEs
Cash and cash equivalents	—	1
Limited partnerships/corporations, at fair value	88	81
Total VOE assets	88	82
Total assets of consolidated investment entities	$2,288	$3,176

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$491	$1,047
Other liabilities	624	649
Total VIE liabilities	1,115	1,696
VOEs
Other liabilities	6	9
Total VOE liabilities	6	9
Total liabilities of consolidated investment entities	$1,121	$1,705

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2018 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.5%. As of June 30, 2018 and December 31, 2017, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $9 and $17, respectively. Less than 1.0% of the collateral assets were in default as of June 30, 2018 and December 31, 2017.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 8.1 years as of June 30, 2018. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of June 30, 2018 and December 31, 2017, certain private equity funds maintained term loans and revolving lines of credit of $883 and $688, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of June 30, 2018 and December 31, 2017, outstanding borrowings amount to $553 and $505, respectively.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The initial size of the facility was $8; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of June 30, 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of June 30, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$86	$—	$—	$—	$86
Corporate loans, at fair value using the fair value option	—	458	—	—	458
Limited partnerships/corporations, at fair value	—	—	—	1,643	1,643
VOEs
Limited partnerships/corporations, at fair value	—	—	—	88	88
Total assets, at fair value	$86	$458	$—	$1,731	$2,275
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$491	$—	$—	$491
Total liabilities, at fair value	$—	$491	$—	$—	$491

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$216	$—	$—	$—	$216
Corporate loans, at fair value using the fair value option	—	1,089	—	—	1,089
Limited partnerships/corporations, at fair value	—	—	—	1,714	1,714
VOEs
Cash and cash equivalents	1	—	—	—	1
Limited partnerships/corporations, at fair value	—	—	—	81	81
Total assets, at fair value	$217	$1,089	$—	$1,795	$3,101
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,047	$—	$—	$1,047
Total liabilities, at fair value	$—	$1,047	$—	$—	$1,047

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and six months ended June 30, 2018 and 2017, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Deconsolidation of Certain Investment Entities

During the three and six months months ended June 30, 2018, the Company determined it was no longer the primary beneficiary of one and two consolidated CLOs, respectively, due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated one and two investment entities, respectively, during the three and six months months ended June 30, 2018. The Company deconsolidated two investment entities during the three and six months ended June 30, 2017.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of June 30, 2018 and December 31, 2017, the Company held $488 and $321 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$488	$488	$321	$321
Limited partnership/corporations	1,070	1,070	784	784

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

The expected completion date for all 2016 Restructuring initiatives is the end of 2018. As the Company finalizes these initiatives, it may incur restructuring expenses in addition to those described above in one or more periods through the end of 2018. These costs are not expected to be material.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,			Cumulative Amounts Incurred to Date
	2018		2017	2018		2017
Severance benefits	$(2)		$3	$4		$13	$64
Asset write-off costs	—	*	—	—	*	—	16
Transition costs	1		—	6		—	23
Other costs	4		2	7		4	30
Total restructuring expenses	$3		$5	$17		$17	$133
*Less than $1.

The following table presents the accrued liability associated with 2016 Restructuring expenses as of June 30, 2018:

	Severance Benefits	Transition Costs	Other Costs		Total
Accrued liability as of January 1, 2018	$30	$17	$3		$50
Provision	6	6	7		19
Payments	(21)	(10)	(7)		(38)
Other adjustments(1)	(2)	—	—		(2)
Accrued liability as of June 30, 2018	$13	$13	$3	(2)	$29
(1)Represents net write-downs of accruals, not associated with payments.
(2)Represents services performed but not yet paid.

Organizational Restructuring

As a result of the closing of the Transaction, the Company is undertaking further restructuring efforts to execute the Transaction and reduce stranded expenses associated with its CBVA and fixed and fixed indexed annuities businesses, as well as its corporate and shared services functions ("Organizational Restructuring"). These activities have and will result in recognition of severance and other restructuring expenses. Restructuring expenses that are directly related to the preparation for and execution of the Transaction are included in discontinued operations. Other restructuring expenses arising from related organizational restructuring are included in continuing operations.

For the three and six months ended June 30, 2018, total Organizational Restructuring expenses include $8 and $6, respectively, which are reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. Refer to the Discontinued Operations Note to these Condensed Consolidated Financial Statements for further information.

For the three and six months ended June 30, 2018, total Organizational Restructuring expenses also include $7 and $12 associated with continuing operations, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. The Company will continue to develop and approve Organizational Restructuring initiatives to simplify the organization, and expects to incur additional restructuring expenses associated with continuing operations in one or more periods through the end of 2019. These additional costs, which may include severance, transition and other costs, cannot currently be estimated but could be material.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,	Cumulative Amounts Incurred to Date
	2018	2018
Severance benefits	$3	$5	$9
Other costs(1)	12	13	13
Total restructuring expenses	$15	$18	$22
(1)Consists primarily of consulting costs.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of June 30, 2018:

	Severance Benefits	Other Costs	Total
Accrued liability as of January 1, 2018	$4	$—	$4
Provision	7	13	20
Payments	(4)	(6)	(10)
Other adjustments(1)	(2)	—	(2)
Accrued liability as of June 30, 2018	$5	$7	$12
(1)Represents net write-downs of accruals, not associated with payments.

16.    Segments

As a result of the Transaction disclosed in the Discontinued Operations Note, which resulted in the disposition of substantially all of the Company's CBVA and Annuities businesses, the Company evaluated its segments and determined that the Retained Business that are not components of the disposed businesses under the Transaction are insignificant. As such, the Company no longer reports its CBVA and Annuities businesses as segments and includes the results of the Retained Business in Corporate.

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

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$241	$155	$262	$268
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	(40)	2	(101)	(18)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	2	(1)	(12)	7
Income (loss) related to businesses exited through reinsurance or divestment	(8)	1	(53)	(4)
Income (loss) attributable to noncontrolling interest	58	52	58	53
Loss related to early extinguishment of debt	—	—	(3)	(1)
Other adjustments	(9)	(6)	(28)	(21)
Total adjustments to income (loss) from continuing operations	$3	$48	$(139)	$16

Adjusted operating earnings before income taxes by segment:
Retirement	$169	$33	$278	$181
Investment Management	52	85	113	134
Employee Benefits	35	27	67	38
Individual Life	41	62	58	94
Corporate(1)	(59)	(100)	(115)	(195)
Total	$238	$107	$401	$252
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$2,113	$2,191	$4,080	$4,248

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	(49)	(1)	(122)	(28)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	4	1	(3)	10
Revenues related to businesses exited through reinsurance or divestment	(18)	48	(58)	68
Revenues attributable to noncontrolling interest	76	82	82	101
Other adjustments	67	50	125	101
Total adjustments to revenues	80	180	24	252

Adjusted operating revenues by segment:
Retirement	670	630	1,332	1,255
Investment Management	171	204	356	375
Employee Benefits	460	443	913	890
Individual Life	641	629	1,272	1,259
Corporate(1)	91	105	183	217
Total	$2,033	$2,011	$4,056	$3,996
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

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Management intersegment revenues	$39	$43	$82	$87

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	June 30, 2018	December 31, 2017
Retirement	$111,347	$111,476
Investment Management	612	626
Employee Benefits	2,605	2,657
Individual Life	27,189	27,301
Corporate	19,084	18,685
Total assets, before consolidation(1)	160,837	160,745
Consolidation of investment entities	1,903	2,735
Total assets, excluding assets held for sale	162,740	163,480
Assets held for sale	—	59,052
Total assets	$162,740	$222,532
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of June 30, 2018 and December 31, 2017, their results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and statements of cash flows for the six months ended June 30, 2018 and 2017.

The 5.5% senior notes due 2022, the 5.7% senior notes due 2043, the 3.65% senior notes due 2026, the 4.8% senior notes due 2046, the 3.125% senior notes due 2024 (collectively, the "Senior Notes"), the 5.65% fixed-to-floating rate junior subordinated notes due 2053 and the 4.7% fixed-to-floating junior subordinated notes due 2048 (collectively, the "Junior Subordinated Notes"), each issued by Parent Issuer, are fully and unconditionally guaranteed by Subsidiary Guarantor, a 100% owned subsidiary of Parent Issuer. No other subsidiary of Parent Issuer guarantees the Senior Notes or the Junior Subordinated Notes. Rule 3-10(h) provides that a guarantee is full and unconditional if, when the issuer of a guaranteed security has failed to make a scheduled payment, the guarantor is obligated to make the scheduled payment immediately and, if it does not, any holder of the guaranteed security may immediately bring suit directly against the guarantor for payment of amounts due and payable. In the event that Parent Issuer does not fulfill the guaranteed obligations, any holder of the Senior Notes or the Junior Subordinated Notes may immediately bring a claim against Subsidiary Guarantor for amounts due and payable.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$46,119	$(15)	$46,104
Fixed maturities, at fair value using the fair value option	—	—	2,983	—	2,983
Equity securities, at fair value	116	—	269	—	385
Short-term investments	—	—	102	—	102
Mortgage loans on real estate, net of valuation allowance	—	—	8,904	—	8,904
Policy loans	—	—	1,849	—	1,849
Limited partnerships/corporations	—	—	1,070	—	1,070
Derivatives	50	—	425	(99)	376
Investments in subsidiaries	10,213	6,731	—	(16,944)	—
Other investments	—	—	90	—	90
Securities pledged	—	—	1,994	—	1,994
Total investments	10,379	6,731	63,805	(17,058)	63,857
Cash and cash equivalents	269	260	1,005	—	1,534
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,668	—	1,679
Accrued investment income	—	—	674	—	674
Premium receivable and reinsurance recoverable	—	—	7,617	—	7,617
Deferred policy acquisition costs and Value of business acquired	—	—	4,008	—	4,008
Current income taxes	57	9	(43)	—	23
Deferred income taxes	657	23	586	—	1,266
Loans to subsidiaries and affiliates	179	—	—	(179)	—
Due from subsidiaries and affiliates	3	—	3	(6)	—
Other assets	37	—	1,115	—	1,152
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,731	—	1,731
Cash and cash equivalents	—	—	86	—	86
Corporate loans, at fair value using the fair value option	—	—	458	—	458
Other assets	—	—	13	—	13
Assets held in separate accounts	—	—	78,642	—	78,642
Total assets	$11,592	$7,023	$161,368	$(17,243)	$162,740

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$15,191	$—	$15,191
Contract owner account balances	—	—	50,789	—	50,789
Payables under securities loan agreement, including collateral held	—	—	1,957	—	1,957
Short-term debt	—	—	180	(179)	1
Long-term debt	3,027	428	18	(15)	3,458
Derivatives	50	—	166	(99)	117
Pension and other postretirement provisions	—	—	527	—	527
Due to subsidiaries and affiliates	1	—	3	(4)	—
Other liabilities	54	56	1,587	(2)	1,695
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	491	—	491
Other liabilities	—	—	630	—	630
Liabilities related to separate accounts	—	—	78,642	—	78,642
Total liabilities	3,132	484	150,181	(299)	153,498
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	8,460	6,539	10,405	(16,944)	8,460
Noncontrolling interest	—	—	782	—	782
Total shareholders' equity	8,460	6,539	11,187	(16,944)	9,242
Total liabilities and shareholders' equity	$11,592	$7,023	$161,368	$(17,243)	$162,740

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$5	$1	$810	$(3)	$813
Fee income	—	—	660	—	660
Premiums	—	—	533	—	533
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	—	—	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(1)	—	(1)
Other net realized capital gains (losses)	—	—	(119)	—	(119)
Total net realized capital gains (losses)	—	—	(120)	—	(120)
Other revenue	(5)	—	106	—	101
Income (loss) related to consolidated investment entities:
Net investment income	—	—	126	—	126
Total revenues	—	1	2,115	(3)	2,113
Benefits and expenses:
Policyholder benefits	—	—	706	—	706
Interest credited to contract owner account balances	—	—	382	—	382
Operating expenses	1	—	644	—	645
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	74	—	74
Interest expense	40	9	—	(3)	46
Operating expenses related to consolidated investment entities:
Interest expense	—	—	16	—	16
Other expense	—	—	3	—	3
Total benefits and expenses	41	9	1,825	(3)	1,872
Income (loss) from continuing operations before income taxes	(41)	(8)	290	—	241
Income tax expense (benefit)	(313)	(2)	351	9	45
Income (loss) from continuing operations	272	(6)	(61)	(9)	196
Income (loss) from discontinued operations, net of tax	—	—	28	—	28
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	272	(6)	(33)	(9)	224
Equity in earnings (losses) of subsidiaries, net of tax	(106)	269	—	(163)	—
Net income (loss) including noncontrolling interest	166	263	(33)	(172)	224
Less: Net income (loss) attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$166	$263	$(91)	$(172)	$166

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$1	$1,635	$(7)	$1,636
Fee income	—	—	1,336	—	1,336
Premiums	—	—	1,072	—	1,072
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(14)	—	(14)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(15)	—	(15)
Other net realized capital gains (losses)	—	—	(286)	—	(286)
Total net realized capital gains (losses)	—	—	(301)	—	(301)
Other revenue	(5)	—	205	—	200
Income (loss) related to consolidated investment entities:
Net investment income	—	—	137	—	137
Total revenues	2	1	4,084	(7)	4,080
Benefits and expenses:
Policyholder benefits	—	—	1,414	—	1,414
Interest credited to contract owner account balances	—	—	764	—	764
Operating expenses	6	—	1,339	—	1,345
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	174	—	174
Interest expense	80	20	2	(7)	95
Operating expenses related to consolidated investment entities:
Interest expense	—	—	22	—	22
Other expense	—	—	4	—	4
Total benefits and expenses	86	20	3,719	(7)	3,818
Income (loss) from continuing operations before income taxes	(84)	(19)	365	—	262
Income tax expense (benefit)	(313)	(5)	367	—	49
Income (loss) from continuing operations	229	(14)	(2)	—	213
Income (loss) from discontinued operations, net of tax	—	—	457	—	457
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	229	(14)	455	—	670
Equity in earnings (losses) of subsidiaries, net of tax	383	1,087	—	(1,470)	—
Net income (loss) including noncontrolling interest	612	1,073	455	(1,470)	670
Less: Net income (loss) attributable to noncontrolling interest	—	—	58	—	58
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$612	$1,073	$397	$(1,470)	$612

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$—	$830	$(5)	$832
Fee income	—	—	639	—	639
Premiums	—	—	526	—	526
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(1)	—	(1)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(1)	—	(1)
Other net realized capital gains (losses)	—	—	(24)	—	(24)
Total net realized capital gains (losses)	—	—	(25)	—	(25)
Other revenue	—	—	90	—	90
Income (loss) related to consolidated investment entities:
Net investment income	—	—	129	—	129
Total revenues	7	—	2,189	(5)	2,191
Benefits and expenses:
Policyholder benefits	—	—	733	—	733
Interest credited to contract owner account balances	—	—	403	—	403
Operating expenses	3	—	627	—	630
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	195	—	195
Interest expense	38	9	3	(5)	45
Operating expenses related to consolidated investment entities:
Interest expense	—	—	27	—	27
Other expense	—	—	3	—	3
Total benefits and expenses	41	9	1,991	(5)	2,036
Income (loss) from continuing operations before income taxes	(34)	(9)	198	—	155
Income tax expense (benefit)	(12)	(6)	58	(40)	—
Income (loss) from continuing operations	(22)	(3)	140	40	155
Income (loss) from discontinued operations, net of tax	—	—	64	—	64
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(22)	(3)	204	40	219
Equity in earnings (losses) of subsidiaries, net of tax	189	114	—	(303)	—
Net income (loss) including noncontrolling interest	167	111	204	(263)	219
Less: Net income (loss) attributable to noncontrolling interest	—	—	52	—	52
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$167	$111	$152	$(263)	$167

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$16	$—	$1,668	$(9)	$1,675
Fee income	—	—	1,276	—	1,276
Premiums	—	—	1,073	—	1,073
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(2)	—	(2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(3)	—	(3)
Other net realized capital gains (losses)	—	—	(108)	—	(108)
Total net realized capital gains (losses)	—	—	(111)	—	(111)
Other revenue	—	—	179	—	179
Income (loss) related to consolidated investment entities:
Net investment income	—	—	156	—	156
Total revenues	16	—	4,241	(9)	4,248
Benefits and expenses:
Policyholder benefits	—	—	1,483	—	1,483
Interest credited to contract owner account balances	—	—	802	—	802
Operating expenses	5	—	1,293	—	1,298
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	259	—	259
Interest expense	77	19	4	(9)	91
Operating expenses related to consolidated investment entities:
Interest expense	—	—	44	—	44
Other expense	—	—	3	—	3
Total benefits and expenses	82	19	3,888	(9)	3,980
Income (loss) from continuing operations before income taxes	(66)	(19)	353	—	268
Income tax expense (benefit)	(24)	(10)	127	—	93
Income (loss) from continuing operations	(42)	(9)	226	—	175
Income (loss) from discontinued operations, net of tax	—	—	(98)	—	(98)
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(42)	(9)	128	—	77
Equity in earnings (losses) of subsidiaries, net of tax	66	340	—	(406)	—
Net income (loss) including noncontrolling interest	24	331	128	(406)	77
Less: Net income (loss) attributable to noncontrolling interest	—	—	53	—	53
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$24	$331	$75	$(406)	$24

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$166	$263	$(33)	$(172)	$224
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(867)	(596)	(867)	1,463	(867)
Other-than-temporary impairments	10	8	10	(18)	10
Pension and other postretirement benefits liability	(3)	(1)	(3)	4	(3)
Other comprehensive income (loss), before tax	(860)	(589)	(860)	1,449	(860)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(292)	(123)	(292)	415	(292)
Other comprehensive income (loss), after tax	(568)	(466)	(568)	1,034	(568)
Comprehensive income (loss)	(402)	(203)	(601)	862	(344)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(402)	$(203)	$(659)	$862	$(402)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$612	$1,073	$455	$(1,470)	$670
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,390)	(1,759)	(2,390)	4,149	(2,390)
Other-than-temporary impairments	30	28	30	(58)	30
Pension and other postretirement benefits liability	(6)	(2)	(6)	8	(6)
Other comprehensive income (loss), before tax	(2,366)	(1,733)	(2,366)	4,099	(2,366)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(606)	(361)	(606)	967	(606)
Other comprehensive income (loss), after tax	(1,760)	(1,372)	(1,760)	3,132	(1,760)
Comprehensive income (loss)	(1,148)	(299)	(1,305)	1,662	(1,090)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,148)	$(299)	$(1,363)	$1,662	$(1,148)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$167	$111	$204	$(263)	$219
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	762	545	763	(1,308)	762
Other-than-temporary impairments	1	1	1	(2)	1
Pension and other postretirement benefits liability	(4)	—	(5)	5	(4)
Other comprehensive income (loss), before tax	759	546	759	(1,305)	759
Income tax expense (benefit) related to items of other comprehensive income (loss)	265	190	225	(415)	265
Other comprehensive income (loss), after tax	494	356	534	(890)	494
Comprehensive income (loss)	661	467	738	(1,153)	713
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	52	—	52
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$661	$467	$686	$(1,153)	$661

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$24	$331	$128	$(406)	$77
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,047	729	1,048	(1,777)	1,047
Other-than-temporary impairments	12	10	12	(22)	12
Pension and other postretirement benefits liability	(7)	(1)	(8)	9	(7)
Other comprehensive income (loss), before tax	1,052	738	1,052	(1,790)	1,052
Income tax expense (benefit) related to items of other comprehensive income (loss)	367	257	367	(624)	367
Other comprehensive income (loss), after tax	685	481	685	(1,166)	685
Comprehensive income (loss)	709	812	813	(1,572)	762
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	53	—	53
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$709	$812	$760	$(1,572)	$709

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(81)	$298	$1,152	$(315)	$1,054
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	4,577	—	4,577
Equity securities	18	—	2	—	20
Mortgage loans on real estate	—	—	471	—	471
Limited partnerships/corporations	—	—	152	—	152
Acquisition of:
Fixed maturities	—	—	(4,881)	—	(4,881)
Equity securities	(18)	—	(2)	—	(20)
Mortgage loans on real estate	—	—	(574)	—	(574)
Limited partnerships/corporations	—	—	(158)	—	(158)
Short-term investments, net	212	—	191	—	403
Derivatives, net	—	—	35	—	35
Sales from consolidated investments entities	—	—	602	—	602
Purchases within consolidated investment entities	—	—	(607)	—	(607)
Maturity (issuance) of short-term intercompany loans, net	11	—	418	(429)	—
Return of capital contributions and dividends from subsidiaries	811	96	—	(907)	—
Collateral received (delivered), net	—	—	38	—	38
Other, net	—	1	(6)	—	(5)
Net cash provided by (used in) investing activities - discontinued operations	—	331	(297)	—	34
Net cash provided by (used in) investing activities	1,034	428	(39)	(1,336)	87

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,083	—	3,083
Maturities and withdrawals from investment contracts	—	—	(2,716)	—	(2,716)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(418)	(68)	57	429	—
Return of capital contributions and dividends to parent	—	(386)	(836)	1,222	—
Borrowings of consolidated investment entities	—	—	469	—	469
Repayments of borrowings of consolidated investment entities	—	—	(461)	—	(461)
Contributions from (distributions to) participants in consolidated investment entities	—	—	34	—	34
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(15)	—	—	—	(15)
Common stock acquired - Share repurchase	(500)	—	—	—	(500)
Dividends paid	(3)	—	—	—	(3)
Net cash used in financing activities - discontinued operations	—	—	(1,209)	—	(1,209)
Net cash (used in) provided by financing activities	(928)	(467)	(1,579)	1,651	(1,323)
Net increase (decrease) in cash and cash equivalents	25	259	(466)	—	(182)
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	269	260	1,005	—	1,534
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—	—	—
Cash and cash equivalents of continuing operations, end of period	$269	$260	$1,005	$—	$1,534

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(54)	$67	$611	$(68)	$556
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	4,013	—	4,013
Equity securities, available-for-sale	14	—	2	—	16
Mortgage loans on real estate	—	—	487	—	487
Limited partnerships/corporations	—	—	124	—	124
Acquisition of:
Fixed maturities	—	—	(3,953)	—	(3,953)
Equity securities, available-for-sale	(17)	—	(10)	—	(27)
Mortgage loans on real estate	—	—	(1,132)	—	(1,132)
Limited partnerships/corporations	—	—	(179)	—	(179)
Short-term investments, net	—	—	12	—	12
Derivatives, net	—	—	163	—	163
Sales from consolidated investments entities	—	—	1,214	—	1,214
Purchases within consolidated investment entities	—	—	(1,389)	—	(1,389)
Issuance of intercompany loans with maturities more than three months	(22)	—	—	22	—
Maturity (issuance) of short-term intercompany loans, net	8	—	11	(19)	—
Return of capital contributions and dividends from subsidiaries	770	770	—	(1,540)	—
Capital contributions to subsidiaries	(50)	—	—	50	—
Collateral (delivered) received, net	—	—	(126)	—	(126)
Other, net	—	—	35	—	35
Net cash provided by investing activities - discontinued operations	—	—	40	—	40
Net cash provided by (used in) investing activities	703	770	(688)	(1,487)	(702)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Six Months Ended June 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	2,395	—	2,395
Maturities and withdrawals from investment contracts	—	—	(2,827)	—	(2,827)
Repayment of debt with maturities of more than three months	(91)	—	—	—	(91)
Proceeds of intercompany loans with maturities of more than three months	—	—	22	(22)	—
Net (repayments of) proceeds from short-term intercompany loans	(10)	(67)	58	19	—
Return of capital contributions and dividends to parent	—	(770)	(838)	1,608	—
Contributions of capital from parent	—	—	50	(50)	—
Borrowings of consolidated investment entities	—	—	738	—	738
Repayments of borrowings of consolidated investment entities	—	—	(725)	—	(725)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	656	—	656
Proceeds from issuance of common stock, net	1	—	—	—	1
Share-based compensation	(7)	—	—	—	(7)
Common stock acquired - Share repurchase	(423)	—	—	—	(423)
Dividends paid	(4)	—	—	—	(4)
Net cash provided by financing activities - discontinued operations	—	—	89	—	89
Net cash (used in) provided by financing activities	(534)	(837)	(382)	1,555	(198)
Net increase (decrease) in cash and cash equivalents	115	—	(459)	—	(344)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	372	2	2,193	—	2,567
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	1,039	—	1,039
Cash and cash equivalents of continuing operations, end of period	$372	$2	$1,154	$—	$1,528

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and financial condition as of June 30, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

Overview

Discontinued Operations

On June 1, 2018, we consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses. We have determined that the CBVA and Annuities businesses disposed of meet the discontinued operations criteria and that the sale represents a strategic shift that has a major effect on our operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations and segregated for all periods presented, and the assets and liabilities of the businesses sold were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2017. As of December 31, 2017, we recorded an estimated loss on sale, net of tax of $2,423 million which included estimated transactions costs of $31 million as well as the loss of $692 million of deferred tax assets to write down the assets related to our discontinued operations to fair value, which was based on the estimated sales price in the Transaction, less cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2018 includes a favorable adjustment to the loss on sale of $505 million, net of tax.

Pursuant to the terms of the Transaction, we have retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business." We have evaluated our segment presentation and have determined that, because the Retained Business is insignificant, its results are reported in Corporate.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018) and the six months ended June 30, 2017:

	Five Months Ended May 31, 2018	Six Months Ended June 30, 2017
Revenues:
Net investment income	$510	$633
Fee income	295	412
Premiums	(50)	96
Total net realized capital gains (losses)	(345)	(588)
Other revenue	10	11
Total revenues	420	564
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	550
Operating expenses	(14)	133
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	68
Interest expense	10	10
Total benefits and expenses	487	761
Income (loss) from discontinued operations before income taxes	(67)	(197)
Income tax expense (benefit)	(19)	(99)
Adjustment to loss on sale, net of tax	505	—
Income (loss) from discontinued operations, net of tax	$457	$(98)

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
Interest Rate Environment

In the second quarter of 2018, the term structure of interest rates featured higher rates and a flatter yield curve, a continuation of the interest rate movements seen in 2017. The economic conditions that spurred the increase in the Fed Funds rate in June 2018 - the sixth increase in the past eighteen months - moved the front end of the term structure higher. While short-term rates increased, the longer-end of the yield curve has experienced a smaller rate increase, as longer rates remain contained by low global yields. The Federal Reserve has begun execution of its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

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

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $62.0 billion as of June 30, 2018, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.2% in the second quarter of 2018. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2018 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

•
Certain of our products pay guaranteed minimum rates - for example, fixed accounts and a portion of the stable value accounts included within defined contribution retirement plans and universal life ("UL") policies. We are required to pay these guaranteed minimum rates even if earnings on our investment portfolio decline, with the resulting investment margin compression negatively impacting earnings. In addition, we expect more policyholders to hold policies (lower lapses) with comparatively high guaranteed rates longer in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would positively impact earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect policyholders would be less likely to hold policies (higher lapses) with existing guarantees as interest rates rise.

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

Stranded Costs

As a result of the Transaction, the revenues and certain expenses of the businesses sold have been classified as discontinued operations. Expenses classified within discontinued operations include only direct operating expenses incurred by the businesses sold that are identifiable as costs of the businesses sold, but only to the extent that we will not continue to recognize such expenses after the close of the Transaction. Certain direct costs of the businesses sold, which relate to activities for which we have agreed to provide transitional services and for which we will be reimbursed under a transition services agreement, are reported within continuing operations. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold, and other expenses that do not meet the foregoing criteria are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that Stranded Costs are representative of the future run-rate expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part II, Item I of this Quarterly Report on Form 10-Q for more information on this program.

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

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance-based capital allocations related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. For the three and six months ended June 30, 2018 our carried interest total net results were immaterial. For the three and six months ended June 30, 2017, our carried interest total net results were a gain of $32 million, including the recovery of $28 million of carried interest reversed in prior periods. As of June 30, 2018, approximately $74 million of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdle rates are not maintained throughout the remaining life of the affected funds.

Restructuring

2016 Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

On July 31, 2017, we executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 million per year, with a total cumulative 5-year cost of approximately $400 million, subject to potential reduction as a result of the Organizational Restructuring program discussed below. This initiative, which is a component of our 2016 Restructuring program, improves expense efficiency and upgrades our technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs. For the three and six months ended June 30, 2018, we incurred restructuring expenses of $3 million and $10 million, respectively. We anticipate additional restructuring expenses related to this initiative of approximately $30 - $35 million for the year ended December 31, 2018 and an immaterial amount of restructuring expenses thereafter. The restructuring expenses to be incurred for the year ended December 31, 2018 will primarily reflect the transition costs to implement this information technology services agreement.

For the three and six months ended June 30, 2018, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $3 million and $17 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and six months ended June 30, 2017, these initiatives resulted in restructuring expenses of $5 million and $17 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

As we finalize these initiatives, we may incur restructuring expenses in addition to those described above in one or more periods through the end of 2018. These costs are not expected to be material.

Organizational Restructuring

As a result of the closing of the Transaction, we are undertaking further restructuring efforts to execute the Transaction and reduce stranded expenses associated with our CBVA and fixed and fixed indexed annuities businesses, as well as our corporate and shared services functions ("Organizational Restructuring"). These activities have and will result in recognition of severance and other restructuring expenses. Restructuring expenses that are directly related to the preparation for and execution of the Transaction are included in discontinued operations. Other restructuring expenses arising from related organizational restructuring are included in continuing operations.

The Transaction resulted in recognition of severance and other restructuring expenses. For the three and six months ended June 30, 2018, we incurred Organizational Restructuring expenses of $8 million and $6 million, respectively, which are reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2018, we also incurred Organizational Restructuring expenses of $7 million and $12 million associated with continuing operations, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. We will continue to develop and approve Organizational Restructuring initiatives to simplify the organization, and expect to incur additional restructuring expenses associated with continuing operations in one or more periods through the end of 2019. These additional costs, which may include severance, transition and other costs, cannot currently be estimated but could be material.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Net investment income	$813	$832	$1,636	$1,675
Fee income	660	639	1,336	1,276
Premiums	533	526	1,072	1,073
Net realized capital gains (losses)	(120)	(25)	(301)	(111)
Other revenue	101	90	200	179
Income (loss) related to consolidated investment entities	126	129	137	156
Total revenues	2,113	2,191	4,080	4,248
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,088	1,136	2,178	2,285
Operating expenses	645	630	1,345	1,298
Net amortization of Deferred policy acquisition costs and Value of business acquired	74	195	174	259
Interest expense	46	45	95	91
Operating expenses related to consolidated investment entities	19	30	26	47
Total benefits and expenses	1,872	2,036	3,818	3,980
Income (loss) from continuing operations before income taxes	241	155	262	268
Income tax expense (benefit)	45	—	49	93
Income (loss) from continuing operations	196	155	213	175
Income (loss) from discontinued operations, net of tax	28	64	457	(98)
Net Income (loss)	224	219	670	77
Less: Net income (loss) attributable to noncontrolling interest	58	52	58	53
Net income (loss) available to our common shareholders	$166	$167	$612	$24

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Operating expenses:
Commissions	$164	$174	$337	$367
General and administrative expenses:
Restructuring expenses	10	5	29	17
Strategic Investment Program (1)	—	23	—	43
Other general and administrative expenses	522	489	1,081	999
Total general and administrative expenses	532	691	1,110	1,059
Total operating expenses, before DAC/VOBA deferrals	696	691	1,447	1,426
DAC/VOBA deferrals	(51)	(61)	(102)	(128)
Total operating expenses	$645	$630	$1,345	$1,298
(1) Beginning in 2018, remaining costs of our Strategic Investment Program are insignificant and have been allocated to our reportable segments within Other general and administrative expenses.

The following table presents AUM and AUA as of the dates indicated:

	As of June 30,
($ in millions)	2018	2017
AUM and AUA:
Retirement	$373,186	$343,234
Investment Management	256,530	267,920
Employee Benefits	1,821	1,864
Individual Life	15,673	15,418
Eliminations/Other	(119,588)	(111,491)
Total AUM and AUA(1)	$527,622	$516,945

AUM	291,259	301,396
AUA	236,363	215,549
Total AUM and AUA(1)	$527,622	$516,945
(1) Includes AUM and AUA related to the sold businesses, for which a substantial portion of the assets will continue to be managed by our Investment Management segment.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$241	$155	$262	$268
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	(40)	2	(101)	(18)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	2	(1)	(12)	7
Loss related to businesses exited through reinsurance or divestment	(8)	1	(53)	(4)
Income (loss) attributable to noncontrolling interest	58	52	58	53
Loss related to early extinguishment of debt	—	—	(3)	(1)
Other adjustments	(9)	(6)	(28)	(21)
Total adjustments to income (loss) from continuing operations before income taxes	$3	$48	$(139)	$16

Adjusted operating earnings before income taxes by segment:
Retirement	$169	$33	$278	$181
Investment Management	52	85	113	134
Employee Benefits	35	27	67	38
Individual Life	41	62	58	94
Corporate(2)	(59)	(100)	(115)	(195)
Total adjusted operating earnings before income taxes	$238	$107	$401	$252
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

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Total revenues	$2,113	$2,191	$4,080	$4,248
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	(49)	(1)	(122)	(28)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	4	1	(3)	10
Revenues related to businesses exited through reinsurance or divestment	(18)	48	(58)	68
Revenues attributable to noncontrolling interest	76	82	82	101
Other adjustments	67	50	125	101
Total adjustments to revenues	$80	$180	$24	$252

Adjusted operating revenues by segment:
Retirement	$670	$630	$1,332	$1,255
Investment Management	171	204	356	375
Employee Benefits	460	443	913	890
Individual Life	641	629	1,272	1,259
Corporate(2)	91	105	183	217
Total adjusted operating revenues	$2,033	$2,011	$4,056	$3,996
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Other-than-temporary impairments	$(1)	$—	$(15)	$(1)
CMO-B fair value adjustments(1)	(38)	(32)	(76)	(49)
Gains (losses) on the sale of securities	(7)	17	(34)	(13)
Other, including changes in the fair value of derivatives	(1)	14	5	36
Total investment gains (losses)	(47)	(1)	(120)	(27)
Net amortization of DAC/VOBA and other intangibles on above	7	3	19	9
Net investment gains (losses)	$(40)	$2	$(101)	$(18)
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Gain (loss), excluding nonperformance risk	$(1)	$(1)	$(11)	$15
Gain (loss) due to nonperformance risk	3	—	(1)	(8)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	2	(1)	(12)	7
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$2	$(1)	$(12)	$7

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjustment to loss on sale, net of tax excluding costs to sell	$52	$—	$507	$—
Transaction costs	4	—	(2)	—
Net results of discontinued operations, excluding notable items	132	289	339	588
Income tax benefit (expense)	8	(12)	19	99
Notable items in CBVA results:
Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	(211)	(157)	(409)	(609)
Gain (loss) due to nonperformance risk	43	(57)	4	(189)
DAC/VOBA and other intangibles unlocking	—	1	(1)	13
Income from discontinued operations, net of tax(1)	$28	$64	$457	$(98)
(1) Refer to the Discontinued Operations Note in Part I, Item I. of this Quarterly Report on Form 10-Q for further detail.

Notable Items

The following table highlights notable items that are included in Adjusted operating earnings before income taxes from the following categories: (1) large gains (losses) that are not indicative of performance in the period; and (2) items that typically recur but can be volatile from period to period (e.g., DAC/VOBA and other intangibles unlocking).

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. During the six months ended of 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on company experience. Unfavorable unlocking related to the GMIR initiative was $43 million for the six months ended June 30, 2018 and $128 million for the three and six months ended June 30, 2017. There was no unfavorable unlocking related to the GMIR initiative during the three months ended June 30, 2018. Unfavorable unlocking related to the GMIR initiative is recorded in Net amortization of DAC/VOBA and reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(27)	$(116)	$(98)	$(111)
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

Consolidated - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income (Loss)

Net investment income decreased $19 million from $832 million to $813 million primarily due to:

•	a recovery of accrued carried interest in the prior period in our Investment Management segment.

The decrease was partially offset by:

•	higher alternative investment income in the current period primarily driven by the cumulative impact of equity market performance in the prior year.

Fee income increased $21 million from $639 million to $660 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•
an increase in average AUM in our Investment Management segment, driven by the cumulative impact of positive net flows and market appreciation resulting in higher management and administrative fees earned; and

•	an increase in recordkeeping fees in our Retirement segment.

The increase was partially offset by:

•	a shift in the business mix in our Retirement segment.

Premiums increased $7 million from $526 million to $533 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life business partially offset by a decline in stop loss premiums in our Employee Benefits segment.

The decrease was partially offset by:

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment; and

•	decline in term premiums in our Individual Life segment due to discontinued sales.

Net realized capital losses increased $95 million from $25 million to $120 million primarily due to:

•	losses from market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders; and

•	higher Net investment losses and related charges and adjustments primarily due to current period losses on sales of securities and equity market movements.

Other revenue increased $11 million from $90 million to $101 million primarily due to:

•	higher broker-dealer revenues.

Interest credited and other benefits to contract owners/policyholders decreased $48 million from $1,136 million to $1,088 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured;

•	favorable reserves in our Retained Business driven by a reserve refinement for our Guaranteed Minimum Death Benefits ("GMDB") block;

•	favorable impact as a result of certain funding agreements in run-off during 2017; and

•	lower annuitization of life contingent contracts which corresponds to a decrease in Premiums.

The decrease was partially offset by:

•
reserve changes as a result of adverse net mortality and unfavorable intangibles unlocking due to higher net mortality as well as prospective assumption changes due to changes in reinsurance in our Individual Life segment; and

•	higher loss ratio on group life partially offset by lower benefits incurred on stop loss in our Employee Benefits segment.

Operating expenses increased $15 million from $630 million to $645 million primarily due to:

•	an increase in asset based commission and other volume based expense in our Retirement segment;

•	higher broker-dealer expenses;

•	higher recordkeeping expenses in our Retirement segment; and

•	higher restructuring charges in the current period.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program; and

•	lower financing costs in our Individual Life segment.

Net amortization of DAC/VOBA decreased $121 million from $195 million to $74 million primarily due to:

•
unfavorable unlocking in the prior period driven by an update to the assumptions related the GMIR initiative in our Retirement segment (refer to Results of Operations - Segment by Segment for further information).

•	lower amortization as a result of the GMIR initiative referenced above.

Income before income taxes increased $86 million from $155 million to a $241 million primarily due to:

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

The increase was partially offset by:

•	Net investment losses and related charges and adjustments primarily due to equity market movements, discussed below;

•	higher Loss on business exited through reinsurance or divestment, discussed below; and

•	higher restructuring expense in the current period.

Income tax expense (benefit) changed $45 million from $0 million to $45 million primarily due to:

•	a change in the dividends received deduction ("DRD");

•	AMT sequestration;

•	a change in the valuation allowance;

•	noncontrolling interest; and

•	nondeductible executive compensation.

The increase was partially offset by:

•	a lower federal corporate income tax rate.

Income (loss) from discontinued operations, net of tax decreased $3 million from $64 million to $28 million primarily due to:

•	a decrease in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period; and

•	an increase in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale.

The decrease was partially offset by:

•	a Gain due to nonperformance risk in the current period compared to a loss in the prior period;

•	a favorable Adjustment to the loss on sale, net of tax excluding costs to sell in the current period; and

•	an Income tax benefit related to businesses held for sale in the current period compared to Income tax expense in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $131 million from $107 million to $238 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the prior period and lower amortization driven by an update to the assumptions related the GMIR initiative in our Retirement segment; and

•	a decline in expenses associated with our Strategic Investment Program.

The increase was partially offset by:

•
lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund in our Investment Management segment; and

•	higher net unfavorable DAC/VOBA and other intangibles unlocking in our Individual Life segment, mostly driven by prospective assumption updates and unfavorable mortality.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments changed $42 million from a gain of $2 million to a loss of $40 million due to:

•	losses on the sale of securities in the current period compared to gains in the prior period;

•	unfavorable changes in the fair value of derivatives; and

•	unfavorable changes in CMO-B fair value adjustments.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $3 million from a loss of $1 million to a gain of $2 million primarily due to:

•	favorable changes in fair value of guaranteed benefit derivatives due to performance risk.

Loss related to businesses exited through reinsurance or divestment increased $9 million from a gain of $1 million to a loss of $8 million primarily due to:

•	net unfavorable DAC/VOBA amortization and unlocking on activity in reinsured blocks.

Other adjustments to operating earnings changed $3 million from a loss of $6 million to a loss of $9 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Consolidated - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Income (Loss)

Net investment income decreased $39 million from $1,675 million to $1,636 million primarily due to:

•	a recovery of accrued carried interest in the prior year in our Investment Management segment.

The decrease was partially offset by:

•	higher alternative investment income in the current period primarily driven by the cumulative impact of equity market performance in the prior year.

Fee income increased $60 million from $1,276 million to $1,336 million primarily due to:

•
an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements and the cumulative impact of positive net flows resulting in higher full service fees;

•
an increase in average AUM in our Investment Management segment, driven by the cumulative impact of positive net flows and market appreciation resulting in higher management and administrative fees earned; and

•	an increase in recordkeeping fees in our Retirement segment.

The increase was partially offset by:

•	a shift in the business mix in our Retirement segment.

Premiums decreased $1 million from $1,073 million to $1,072 million primarily due to:

•	a decline in stop loss premiums in our Employee Benefits segment;

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment; and

•	decline in term premiums in our Individual Life segment due to discontinued sales.

The decrease was partially offset by:

•	higher premiums driven by growth of the voluntary and group life business in our Employee Benefits segment.

Net realized capital losses increased $190 million from $111 million to $301 million primarily due to:

•	losses from market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment losses and related charges and adjustments primarily due to higher losses on sales of securities, higher impairments, and equity market movements; and

•	unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue increased $21 million from $179 million to $200 million primarily due to:

•	higher broker-dealer revenues.

Interest credited and other benefits to contract owners/policyholders decreased $107 million from $2,285 million to $2,178 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured;

•	improvement as a result of a certain block funding agreements in run-off during 2017;

•	lower annuitization of life contingent contracts which corresponds to a decrease in Premiums;

•	favorable reserves in our Retained Business driven by a reserve refinement for our GMDB block; and

•	lower benefits incurred on stop loss slightly offset by a higher loss ratio on group life in our Employee Benefits segment.

The decrease was partially offset by:

•
reserve changes as a result of adverse net mortality and unfavorable intangibles unlocking due to higher net mortality as well as prospective assumption changes due to changes in reinsurance in our Individual Life segment.

Operating expenses increased $47 million from $1,298 million to $1,345 million primarily due to:

•	higher litigation reserves related to a divested business. See the Commitments and Contingencies Note in Part II, Item 8. of the Annual Report on Form 10-K;

•	higher broker-dealer expenses;

•	higher recordkeeping expenses in our Retirement segment; and

•	higher restructuring charges in the current period.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program;

•	lower financing costs in our Individual Life segment; and

•	lower compliance-related spend.

Net amortization of DAC/VOBA decreased $85 million from $259 million to $174 million primarily due to:

•	unfavorable unlocking in the prior period driven by an update to the assumptions related the GMIR initiative in our Retirement segment;

•	lower amortization as a result of the GMIR initiative referenced above;

•	favorable DAC/VOBA amortization driven primarily driven lower gross profits and run-off in our Individual Life segment; and

•	lower DAC/VOBA amortization due to higher net investment losses.

The increase was partially offset by:

•	unfavorable DAC/VOBA unlocking driven by adverse net mortality on the interest sensitive block in our Individual Life segment; and

•	unfavorable DAC/VOBA unlocking as a result of losses on asset revaluations in the current period.

Income before income taxes decreased $6 million from $268 million to $262 million primarily due to:

•	Net investment losses and related charges and adjustments primarily due to equity market movements, discussed below;

•	higher Loss on business exited through reinsurance or divestment, discussed below;

•	unfavorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below; and

•	unfavorable changes in Other adjustments due to higher restructuring expense in the current period.

The decrease was partially offset by:

•	higher Adjusted operating earnings before income taxes, discussed below.

Income tax expense changed $44 million from $93 million to $49 million primarily due to:

•	a change in the dividends received deduction ("DRD"); and

•	a lower federal corporate income tax rate.

The decrease was partially offset by:

•	alternative minimum tax ("AMT") sequestration;

•	noncontrolling interest; and

•	nondeductible executive compensation.

Income from discontinued operations, net of tax improved $588 million from a loss of $98 million to a gain of $457 million primarily due to:

•	a favorable Adjustment to the loss on sale, net of tax excluding costs to sell in the current period;

•	an decrease in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale; and

•	Gains due to nonperformance risk in the current period compared to a loss in the prior period.

The improvement was partially offset by:

•	a decrease in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period;

•	lower Income tax benefit; and

•	unfavorable DAC/VOBA and other intangible unlocking in the current period compared to favorable in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $149 million from $252 million to $401 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the prior period and lower amortization driven by an update to the assumptions related the GMIR initiative in our Retirement segment;

•	higher premiums driven by growth of the voluntary and group life blocks in our Employee Benefits segment;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees in our Retirement segment;

•	a decline in expenses associated with our Strategic Investment Program; and

•	higher alternative investment income driven by the cumulative impact of equity market performance in the prior year.

The increase was partially offset by:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by prospective assumption updates and unfavorable mortality in our Individual Life segment; and

•	lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund in our Investment Management segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments increased $83 million from $18 million to $101 million primarily due to:

•	unfavorable changes in the fair value of derivatives;

•	unfavorable changes in CMO-B fair value adjustments;

•	higher losses on the sale of securities; and

•	higher impairments in the current period.

The loss was partially offset by:

•	favorable amortization of DAC/VOBA.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $19 million from a gain of $7 million to a loss of $12 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	lower losses due to nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment changed $49 million from income of $4 million to a loss of $53 million primarily due to:

•	higher litigation reserves related to a divested business.

Loss related to early extinguishment of debt decreased $2 million from $1.0 million to $3.0 million primarily due to:

•	Losses in connection with repurchased debt. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $7 million from a loss of $21 million to a loss of $28 million primarily due to:

•	higher costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$430	$419	$853	$846
Fee income (1)	210	185	422	363
Premiums	4	5	6	4
Other revenue	26	21	51	42
Total adjusted operating revenues	670	630	1,332	1,255
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	239	242	476	474
Operating expenses (1)	237	207	485	434
Net amortization of DAC/VOBA	25	148	93	166
Total operating benefits and expenses	501	597	1,054	1,074
Adjusted operating earnings before income taxes	$169	$33	$278	$181
(1) The prior periods exclude investment-only products, which were transferred from Corporate during the three months ended March 31, 2018.

The following table presents certain notable items that resulted in the volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)(2)	$3	$(114)	$(38)	$(101)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.
(2) Includes unfavorable unlocking of $43 million in the three months ended March 31, 2018 and $128 million in the three months ended June 30, 2017 associated with an assumption update related to the GMIR initiative.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of June 30,
($ in millions)	2018	2017
Corporate markets	$61,888	$55,536
Tax-exempt markets	62,814	58,549
Total full service plans	124,702	114,085
Stable value(1) and pension risk transfer	11,518	12,088
Retail wealth management	9,695	3,562
Total AUM	145,915	129,735
AUA	227,271	213,499
Total AUM and AUA	$373,186	$343,234
(1) Where Voya is the Investment Manager.  Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of June 30,
($ in millions)	2018	2017
General Account	$32,519	$32,625
Separate Account	70,913	65,491
Mutual Fund/Institutional Funds	42,483	31,619
AUA	227,271	213,499
Total AUM and AUA	$373,186	$343,234

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Balance as of beginning of period	$143,716	$126,443	$138,191	$121,408
Transfer / Adjustment (1)	196	—	6,212	—
Deposits	4,440	4,080	8,959	9,076
Surrenders, benefits and product charges	(4,574)	(3,800)	(9,455)	(8,185)
Net flows	(134)	280	(496)	890
Interest credited and investment performance	2,137	3,012	2,008	7,436
Balance as of end of period	$145,915	$129,735	$145,915	$129,735
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted operating earnings before income taxes increased $136 million from $33 million to $169 million primarily due to:

•	unfavorable DAC/VOBA unlocking in the prior period driven by an update to the assumptions related the GMIR initiative;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	lower amortization due to changes related to the GMIR initiative referenced above; and

•	an increase in alternative investment income.

The increase was partially offset by:

•	higher expenses primarily resulting from change in allocation of strategic investment spend; and

•	the impact of the shift in the business mix.

Retirement - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating earnings before income taxes increased $97 million from $181 million to $278 million primarily due to:

•	lower unfavorable DAC/VOBA unlocking in the current period driven by an update to the assumptions related the GMIR initiative;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	lower amortization due to changes related to the GMIR initiative referenced above; and

•	an increase in alternative investment income.

The increase was partially offset by:

•	higher expenses primarily resulting from change in allocation of strategic investment spend; and

•	the impact of the shift in the business mix.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$5	$35	$16	$44
Fee income	161	158	326	308
Other revenue	5	11	14	23
Total adjusted operating revenues	171	204	356	375
Operating benefits and expenses:
Operating expenses	119	119	243	241
Total operating benefits and expenses	119	119	243	241
Adjusted operating earnings before income taxes	$52	$85	$113	$134

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Investment Management intersegment revenues	$39	$43	$82	$87

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of June 30,
($ in millions)	2018	2017
Assets under Management
External clients:
Investment Management sourced	$86,802	$80,158
Affiliate sourced(1)	36,882	54,937
Variable annuities (2)	27,851	—
Total external clients	151,535	135,095
General account	55,617	81,905
Total AUM	207,152	217,000
Assets under Administration (3)	49,378	50,920
Total AUM and AUA	$256,530	$267,920
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net Flows:
Investment Management sourced	$1,152	$2,385	$1,208	$2,953
Affiliate sourced	(409)	(515)	(916)	(822)
Variable annuities (1)	(627)	(699)	(1,341)	(2,114)
Total	$116	$1,171	$(1,049)	$17
(1) Reflects net flows associated with the businesses divested as part of the Transaction.

Investment Management - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted operating earnings before income taxes decreased $33 million from $85 million to $52 million primarily due to:

•	lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund;

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period; and

•	lower average general account AUM driven by the impact of the Transaction.

The decrease was partially offset by:

•	an increase in average AUM driven by the cumulative impact of positive net flows and market improvements resulting in higher management and administrative fees earned.

Investment Management - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating earnings before income taxes decreased $21 million from $134 million to $113 million primarily due to:

•	lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund;

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period;

•	lower average general account AUM driven by the impact of the Transaction; and

•	higher Operating expenses primarily associated with higher fee revenues.

The decrease was partially offset by:

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$28	$27	$55	$54
Fee income	15	16	31	32
Premiums	418	401	829	806
Other revenue	(1)	(1)	(2)	(2)
Total adjusted operating revenues	460	443	913	890
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	335	329	661	672
Operating expenses	87	84	178	174
Net amortization of DAC/VOBA	3	3	7	6
Total operating benefits and expenses	425	416	846	852
Adjusted operating earnings before income taxes	$35	$27	$67	$38

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$—	$(1)	$(1)	$(2)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Sales by Product Line:
Group life	$9	$12	$54	$42
Stop loss	15	12	194	260
Disability and other	3	2	18	19
Total group products	27	26	266	321
Voluntary products	10	10	75	56
Total sales by product line	$37	$36	$341	$377

Total gross premiums and deposits	$469	$452	$931	$910

Group life	$515	$479	$515	$479
Stop loss	938	992	938	992
Voluntary	312	262	312	262
Disability and other	149	141	149	141
Total annualized in-force premiums	$1,914	$1,874	$1,914	$1,874

Loss Ratios:
Group life (interest adjusted)	81.5%	70.5%	80.4%	76.9%
Stop loss	81.7%	85.6%	81.0%	83.3%

Employee Benefits - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted operating earnings before income taxes increased $8 million from $27 million to $35 million primarily due to:

•	higher premiums driven by growth of the group life and voluntary business; and

•	favorable stop loss experience as a result of pricing actions taken to improve the loss ratio.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on group life experience and growth of the business;

•	lower stop loss sales in the current period as a result of pricing actions taken to improve the loss ratio; and

•	higher distribution expenses to support increased volume.

Employee Benefits - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating earnings before income taxes increased $29 million from $38 million to $67 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life blocks; and

•	favorable stop loss and voluntary experience, including a favorable reserve refinement in the current period related to expired claims on the stop loss block.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on group life and growth of the business

•	lower stop loss sales in the current period as a result of pricing actions taken to improve the loss ratio in the future.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$225	$213	$443	$424
Fee income	309	307	614	610
Premiums	103	105	208	216
Other revenue	4	4	7	9
Total adjusted operating revenues	641	629	1,272	1,259
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	489	448	984	923
Operating expenses	66	69	140	147
Net amortization of DAC/VOBA	45	50	90	95
Total operating benefits and expenses	600	567	1,214	1,165
Adjusted operating earnings before income taxes	$41	$62	$58	$94

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(31)	$(1)	$(60)	$(9)
(1) See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents the impact of DAC/VOBA and other intangibles unlocking by line item for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Fee income	$(2)	$1	$4	$(2)
Interest credited and other benefits to contract owners/policyholders	(25)	4	(42)	4
Net amortization of DAC/VOBA	(4)	(6)	(22)	(11)
Total	$(31)	(1)	$(60)	(9)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Sales by Product Line:
Universal life:
Indexed	$16	$17	$32	$38
Accumulation	1	1	2	2
Total universal life	17	18	34	40
Variable life	1	1	1	2
Term	—	—	—	2
Total sales by product line	$18	$19	$35	$44

Total gross premiums	$444	$453	$893	$900
End of period:
In-force face amount	$316,574	$337,919	$316,574	$337,919
In-force policy count	800,771	859,880	800,771	859,880
New business policy count (paid)	1,069	1,235	2,129	4,280

Individual Life - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted operating earnings before income taxes decreased $21 million from $62 million to $41 million primarily due to:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by prospective assumption updates related to changes in reinsurance and unfavorable net mortality, described below; and

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher frequency and severity on the combined interest and non-interest sensitive blocks, partially offset by favorable lower financing costs.

The decrease was partially offset by:

•	higher Net investment income primarily due to higher alternative investment income driven by the cumulative impact of equity market performance in the prior year.

Individual Life - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating earnings before income taxes decreased $36 million from $94 million to $58 million primarily due to:

•
higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by unfavorable net mortality, described below, as well as prospective assumption updates related to changes in reinsurance; and

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher frequency and severity on the combined interest and non-interest sensitive blocks, partially offset by lower financing costs.

The decrease was partially offset by:

•	higher alternative investment income driven by the cumulative impact of equity market performance in the prior year; and

•	higher fixed investment income from higher volumes.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$69	$64	$130	$118
Fee income (1)	10	27	21	54
Premiums	6	12	26	43
Other revenue	6	2	6	2
Total adjusted operating revenues	91	105	183	217
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	39	59	95	131
Operating expenses (1)	60	97	101	184
Net amortization of DAC/VOBA	3	2	5	3
Interest expense	48	47	97	94
Total operating benefits and expenses	150	205	298	412
Adjusted operating earnings before income taxes(2)	$(59)	$(100)	$(115)	$(195)
(1) The prior periods include investment-only products, which were transferred to our Retirement segment during the three months ended March 31, 2018.
(2) The prior periods include insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Strategic Investment Program(1)	$—	$23	$—	$43
Amortization of intangibles	9	10	18	18
Other(2)	51	64	83	123
Total Operating expenses	$60	$97	$101	$184
(1) In 2018, Strategic Investment Program costs are insignificant and reflected in our reportable segments.
(2) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted operating earnings before income taxes improved $41 million from a loss of $100 million to a loss of $59 million primarily related to:

•	a decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	favorable changes in reserves in our Retained Business driven by a reserve refinement in our GMDB block;

•	favorable impact as a result of certain funding agreements in run-off during; and

•	lower compliance-related spend.

Corporate - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Adjusted operating earnings before income taxes improved $80 million from a loss of $195 million to a loss of $115 million primarily due to:

•	a decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	favorable changes in reserves in our Retained Business driven by a reserve refinement in our GMDB block;

•	favorable impact as a result of certain funding agreements in run-off during 2017; and

•	lower compliance-related spend.

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

Alternative investment income for the three and six months ended June 30, 2018 and 2017, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Retirement:
Alternative investment income	$20	$13	$38	$28
Average alternative investment	558	523	547	509
Investment Management (1):
Alternative investment income	5	35	16	44
Average alternative investment	250	221	256	215
Employee Benefits:
Alternative investment income	2	1	4	3
Average alternative investment	53	50	52	48
Individual Life:
Alternative investment income	16	8	25	13
Average alternative investment	348	252	330	236
(1) Includes performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. For the three and six months ended June 30, 2018 our carried interest total net results were immaterial. For the three and six months ended June 30, 2017, our carried interest total net results were a gain of $32 million, including the recovery of $28 million of carried interest reversed in prior periods.

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

We amortize DAC/VOBA and other intangibles related to universal life-type contracts and fixed deferred annuity contracts over the estimated lives of the contracts in relation to the emergence of estimated gross profits. Variable deferred annuity contracts are amortized over estimated gross revenues. Net cost of reinsurance is amortized in a similar manner. For universal life-type contracts, assumptions as to mortality, persistency, interest crediting rates, returns associated with separate account performance, impact of hedge performance, expenses to administer the business and certain economic variables, such as inflation, are based on our experience and our overall short-term and long-term future expectations for returns available in the capital markets. At each valuation date, estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. Adjustments to estimated gross profits require that amortization rates be revised retroactively to the date of the contract issuance, which is referred to as unlocking. As a result of this process, the cumulative balances of DAC/VOBA and other intangibles and net cost of reinsurance are adjusted with an offsetting benefit or charge to income to reflect changes in the period of the revision. An unlocking event that results in a benefit ("favorable unlocking") generally occurs as a result of actual experience or future expectations being favorable compared to previous estimates. Changes in DAC/VOBA and other intangibles and net cost of reinsurance due to contract changes or contract terminations higher than estimated are also included in "unlocking." An unlocking event that results in a charge ("unfavorable unlocking") generally occurs as a result of actual experience or future expectations being unfavorable compared to previous estimates. As a result of unlocking, the amortization schedules for future periods are also adjusted.

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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and six months ended June 30, 2018 and 2017.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Retirement	$3	$(114)	$(38)	$(101)
Individual Life	(31)	(1)	(60)	(9)
Employee Benefits	—	(1)	(1)	(2)
Total DAC/VOBA and other intangibles unlocking	$(28)	$(116)	$(99)	$(112)

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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Six Months Ended June 30,
($ in millions)	2018	2017
Beginning cash and cash equivalents balance	$244	$257
Sources:
Proceeds from loans from subsidiaries, net of repayments	11	—
Dividends and returns of capital from subsidiaries	811	770
Amounts received from subsidiaries under tax sharing agreements, net	4	—
Refund of income taxes, net	—	154
Sale of short-term investments	212	—
Proceeds from 2048 Notes offering	350	—
Total sources	1,388	924
Uses:
Repurchase of Senior Notes	—	90
Premium paid and other fees related to debt extinguishment	—	1
Payment of interest expense	74	75
Capital provided to subsidiaries	—	50
Repayments of loans from subsidiaries, net of new issuances	418	10
New issuances of loans to subsidiaries, net of repayments	—	14
Amounts paid to subsidiaries under tax sharing agreements, net	—	127
Debt issuance costs	6	—
Common stock acquired - Share repurchase	500	423
Share-based compensation	15	7
Dividends paid	3	4
Maturity of 2018 Notes	337	—
Other, net	10	8
Total uses	1,363	809
Net increase in cash and cash equivalents	25	115
Ending cash and cash equivalents balance	$269	$372

Share Repurchase Program and Dividends to Shareholders

On March 13, 2014, our Board of Directors authorized a share repurchase program, pursuant to which we may, from time to time, purchase shares of our common shares through various means, including, without limitation, open market transactions, privately negotiated transactions, forward, derivative, or accelerated repurchase, or automatic repurchase transactions, including 10b5-1 plans, or tender offers.

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

During the six months ended June 30, 2018, we repurchased 9,617,162 shares through a 10b5-1 plan for an aggregate purchase price of $500 million. The remaining amount of our share repurchase authorization is $511 million as of June 30, 2018.

The following table summarizes our return of capital to common shareholders:

	Six Months Ended June 30,
($ in millions)	2018	2017
Dividends to shareholders	$3	$4
Repurchase of common shares	600	623
Total cash returned to shareholders	$603	$627

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of June 30, 2018. The following table summarizes our borrowing activities for the six months ended June 30, 2018:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$350	$(347)	$(4)	$3,454
Windsor property loan	5	—	—	—	5
Subtotal	3,460	350	(347)	(4)	3,459
Less: Current portion of long-term debt	337	—	(337)	1	1
Total long-term debt	$3,123	$350	$(10)	$(5)	$3,458

As of June 30, 2018, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of June 30, 2018, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2.0 billion. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

On February 15, 2018, the remaining 2.9% Senior Notes due February 15, 2018 (the "2018 Notes") matured and Voya Financial, Inc. paid the remaining principal and interest due.

Junior Subordinated Notes. As of June 30, 2018, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

Aetna Notes. During the six months ended June 30, 2018, Voya Holdings repurchased $10 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, we incurred a loss on debt extinguishment of $3 million for the six months ended June 30, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. As of June 30, 2018, the outstanding principal amount of the Aetna Notes was $416 million, which is guaranteed by ING Group.

During the six months ended June 30, 2018, we withdrew $8 million of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $223 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Senior Unsecured Credit Facility

We have a senior unsecured credit facility, with a revolving credit sublimit of $750 million and a total LOC capacity of $1.0 billion following the closing of the Transaction. The facility expires on May 6, 2021.

On January 24, 2018, we further amended the Second Amended and Restated Revolving Credit Agreement ("Second Amended and Restated Credit Agreement"), dated as of May 6, 2016, by entering into a Second Amendment to the Second Amended and Restated Revolving Credit Agreement ("Second Amendment") with the lenders thereunder. The Second Amendment modifies the Second Amended and Restated Credit Agreement by requiring us to maintain a minimum net worth in light of the classification of substantially all of our CBVA and Annuities businesses as discontinued operations. Upon entering into the MTA for the Transaction, we recorded an estimated loss on sale in the fourth quarter of 2017. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of our actual net worth as of December 31, 2017 (as calculated in the manner set forth in the Second Amended Credit Agreement). The minimum net worth amount may increase upon any future equity issuances by us. Also pursuant to the Second Amendment, upon the closing of the MTA, the total amount of LOCs that may be issued was reduced from $2.25 billion to $1.0 billion. The $750 million sublimit available for direct borrowings remains unchanged.

As of June 30, 2018, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

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

Prior to the closing of the Transaction, we utilized LOCs to provide credit for reinsurance on portions of the CBVA segment liabilities reinsured to Roaring River II, Inc. ("RRII"), one of our Arizona captives, in order to meet statutory reserve requirements.

In addition to the $3.2 billion of credit facilities utilized by Individual Life, Retirement and Hannover Re block, $2 million of LOCs were outstanding to support miscellaneous requirements. In total, $3.2 billion of credit facilities were utilized as of June 30, 2018. As of June 30, 2018, the capacity of our unsecured and uncommitted credit facilities totaled $457 million and the capacity of our unsecured and committed credit facilities totaled $4.6 billion. We also have $10 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of June 30, 2018:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
SLDI	Retirement	Unsecured	Committed	01/24/2021	195	184	11
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,525	1,311	214
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	02/11/2021	195	195	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /Roaring River LLC (1)	Individual Life	Unsecured	Committed	10/01/2025	425	323	102
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	274	291
Voya Financial, Inc. /SLDI (1)	Other	Unsecured	Uncommitted	04/16/2019	300	—	—
Voya Financial, Inc. (1)	Individual Life	Unsecured	Committed	12/09/2021	195	185	10
Voya Financial, Inc.	Hannover Re	Unsecured	Uncommitted	04/27/2021	156	156	—
Total					$5,103	$3,166	$1,628
(1) In addition to the Second Amendment, as of January 30, 2018, we entered into amendments to these credit facilities with the lenders thereunder. Consequently, Voya Financial, Inc. is now required to maintain a minimum net worth equal to the greater of (i) $6 billion or (ii) 75% of our actual net worth as of December 31, 2017 (as calculated in the manner set forth in the amendments) under each of these facility agreements. The minimum net worth amount may increase upon any future equity issuances by us.

Total fees associated with credit facilities were $8 million and $12 million for the three months ended June 30, 2018 and 2017, respectively. Total fees associated with credit facilities were $18 million and $24 million for the six months ended June 30, 2018 and 2017, respectively. The reduction in expenses associated with credit facilities during the three and six months ended June 30, 2018 is due to the renewal of several facilities which introduced lower rates per annum. Additionally, a portion of reduced fees is attributable to the January 2018 cancellation of the financing arrangement associated with Langhorne I, LLC ("Langhorne I").

Effective January 18, 2018, a $500 million financing arrangement between Langhorne I, Voya Financial, Inc. and a third party was cancelled.

Effective January 24, 2018, SLDI and Voya Financial, Inc. entered into an amendment to renew a $175 million letter of credit facility agreement with a third party bank increasing the commitment to $195 million and extending the expiration date of the facility from January 24, 2018 to January 24, 2021.

Effective April 27, 2018, Voya Financial, Inc. entered into a $156 million letter of credit facility agreement with a third-party bank.

Effective May 2, 2018, a $167 million letter of credit facility between Voya Financial, Inc. and a third party bank was cancelled.

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of June 30, 2018. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2021	$195	$195
Voya Financial, Inc. / SLDI	Note Facility	XXX	07/01/2037	1,525	1,311
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425	323
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565	274
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475	475
Voya Financial, Inc.	Credit Facility	XXX	12/09/2021	195	185
Total				$3,380	$2,763

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2021	$195	$184
Total				$195	$184

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$61	$61
Voya Financial, Inc.	LOC Facility	XXX/AG38	04/27/2021	156	156
Total				$217	$217

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with or provide credit support to third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of June 30, 2018, such facilities provided for up to $4.1 billion of capacity, of which $3.2 billion was utilized.

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

•
On January 1, 2014, Voya Financial, Inc. entered into a reimbursement agreement with a third-party bank for its wholly owned subsidiary, Roaring River IV, LLC ("Roaring River IV") to provide up to $565 million of statutory reserve financing through a trust note which matures December 31, 2028. The reimbursement agreement requires Voya Financial, Inc. to cause capital to be maintained in Roaring River IV Holding LLC, the intermediate holding company of Roaring River IV, and in Roaring River IV. These amounts will vary over time based on a percentage of Roaring River IV in force life insurance. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable.

•
Effective January 15, 2014, Voya Financial, Inc. entered into a surplus maintenance agreement with Langhorne I, a wholly owned captive reinsurance subsidiary, whereby Voya Financial, Inc. agrees to cause Langhorne I to maintain capital of at least $85 million. This surplus maintenance agreement is effective for the duration of the related credit facility agreement and the maximum potential obligations are not specified or applicable. In February of 2018, this surplus maintenance agreement was terminated following the January 2018 cancellation of the credit facility agreement.

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

Voya Financial, Inc. guarantees the obligations of one of its subsidiaries, Voya Financial Products Inc. ("VFP"), under a credit default swap arrangement under which VFP has written credit protection in the notional amount of $500 million with respect to a portfolio of investment grade corporate debt instruments. The remaining outstanding notional amount will mature on September 20, 2018.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of June 30, 2018 is $20 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

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

Effective April 27, 2018, Voya Holdings entered into an agreement with a third party bank to guarantee the payment obligations of Voya Financial, Inc. as a borrower under a credit facility agreement.

Effective May 2, 2018, an agreement between Voya Holdings and a third party bank, where Voya Holdings guarantees the payment obligation of Voya Financial was terminated upon the corresponding cancellation of a credit facility agreement.

We did not recognize any asset or liability as of June 30, 2018 in relation to intercompany indemnifications and support agreements. As of June 30, 2018, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of June 30, 2018, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.8 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of June 30, 2018, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $179 million to its subsidiaries as of June 30, 2018.

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

Rating Agency
	A.M. Best	Fitch, Inc.	Moody's Investors Service, Inc.	Standard & Poor's
Company	("A.M. Best")	("Fitch")	("Moody's")	("S&P")
Voya Financial, Inc.
Long-term Issuer Credit Rating	bbb+ (4 of 10)	BBB+ (4 of 11)	Baa2 (4 of 9)	BBB (4 of 11)
Senior Unsecured Debt Credit Rating(1)	bbb+ (4 of 10)	BBB (4 of 9)	Baa2 (4 of 9)	BBB (4 of 9)
Junior Subordinated Debt Credit Rating(2)	bbb- (4 of 10)	BB+ (5 of 9)	Baa3 (hyb) (4 of 9)	BB+ (5 of 9)
Senior Unsecured Debt Shelf Registration			(P)Baa3
Senior Subordinated Debt Shelf Registration			(P)Ba1
Preferred Shelf			(P)Ba2
Voya Retirement Insurance and Annuity Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
ReliaStar Life Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Security Life of Denver Insurance Company
Financial Strength Rating	A (3 of 16)	A (3 of 9)	A2 (3 of 9)	A (3 of 9)
Short-term Issuer Credit Rating	NR	NR	NR	A-1 (1 of 8)
Midwestern United Life Insurance Company
Financial Strength Rating	A (3 of 16)	NR	NR	A (3 of 9)
Voya Holdings Inc.
Long-term Issuer Credit Rating	NR	NR	Baa2 (4 of 9)	BBB (4 of 11)
Backed Senior Unsecured Debt Credit Rating(3)	NR	NR	Baa1 (4 of 9)	A- (3 of 9)
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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2017 through June 30, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

•
On June 4, 2018, A.M. Best removed the insurance financial strength ratings of Voya Retirement Insurance and Annuity Company ("VRIAC"), SLD, ReliaStar Life Insurance Company ("RLI") and ReliaStar Life Insurance Company of New York ("RNY") from under review with developing implications and instead, affirmed the financial strength rating of these insurance subsidiaries with a stable outlook. At the same time, A.M. Best removed from under review with developing implications and affirmed the long-term issuer credit rating and debt credit ratings of Voya Financial, Inc.

•	Also on June 4, 2018, A.M. Best upgraded the financial strength rating of Voya's insurance subsidiary Midwestern United Life Insurance Company to A from A- and assigned a stable outlook.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of June 30, 2018, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of June 30, 2018, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of June 30, 2018 and December 31, 2017, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $20 million and $21 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Reinsurance

Pursuant to the terms of the MTA and prior to the closing of the Transaction disclosed in the Business, Basis of Presentation and Significant Accounting Policies, VIAC undertook certain restructuring transactions with several affiliates in order to transfer businesses and assets into and out of VIAC from and to our affiliates. Such transactions included, but were not limited to, the following reinsurance transactions:

•	VIAC recaptured the CBVA business previously assumed by our subsidiary, RRII.

•
we ceded, through our subsidiary RLI, under modified coinsurance agreements, fixed and fixed indexed annuity reserves of $451 million to Athene Annuity & Life Assurance Company (“AADE”) and Athene Life Re, Ltd. (“ALRe”). Under the terms of the agreements, AADE and ALRe contractually assumed from us the policyholder liabilities and obligations related to the policies, although we remain obligated to the policyholders. Upon the consummation of the agreements, we recognized no gain or loss in the Condensed Consolidated Statements of Operations.

•
we assumed, through our subsidiary RLI, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, we recognized no gain or loss in the Condensed Consolidated Statements of Operations. As of June 30, 2018, assumed reserves related to these agreements were $856 million.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA) (1)	$—	$278	$—	$—
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	126	261	—	—
Security Life of Denver Insurance Company (CO)	—	—	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	231
(1) On June 1, 2018, VIAC was sold as part of the Transaction.

Voya Financial's principal insurance subsidiary domiciled in Colorado declared an ordinary dividend of $52 million in July 2018, which was paid on August 3, 2018.

Other Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

On February 26, 2018, as a result of our unwind/recapture of the Langhorne reinsurance transaction, Langhorne paid a dividend of $210 million to Voya Holdings, which in turn paid a dividend in that same amount to Voya Financial.

On June 29, 2018, RRII paid a dividend of $270 million to SLDI, which in turn paid a dividend of $425 million to Voya Financial.

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. As of June 30, 2018, the fair value of securities retained as collateral by the lending agent on our behalf was $151 million. As of December 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $308 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

We have identified the following accounting judgments and estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:

•	Estimated loss on sale of business;

•	Reserves for future policy benefits;

•	DAC, VOBA and other intangibles (collectively, "DAC/VOBA and other intangibles");

•	Valuation of investments and derivatives;

•	Impairments;

•	Income taxes;

•	Contingencies; and

•	Employee benefit plans.

In developing these accounting estimates, we make subjective and complex judgments that are inherently uncertain and subject to material changes as facts and circumstances develop. Although variability is inherent in these estimates, we believe the amounts provided are appropriate based on the facts available upon preparation of the Condensed Consolidated Financial Statements.

The above critical accounting estimates are described in the Business, Basis of Presentation and Significant Accounting Policies Note and the Discontinued Operations Note in our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K.

Estimated loss on sale of business

On June 1, 2018, we consummated the Transaction pursuant to the MTA with VA Capital and Athene. As part of the Transaction, Venerable, a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, VIAC and DSL. The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity and Annuities businesses. We recorded an estimated loss on sale, net of tax as of June 30, 2018 of $1,918, which includes the loss of $460 of deferred tax assets. The estimated loss on sale represents the excess of the carrying value, immediately prior to the sale, of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. The Buyers have the option to inquire or request changes to the closing Required Adjusted Book Value and/or Statutory capital of VIAC during a period of 180 days after the close of the Transaction. Based on our receipt and review of any inquiries, we may determine that additional updates to the closing Required Adjusted Book Value and/or Statutory capital in VIAC are required which may cause changes to the purchase price for VIAC. Consequently, this may impact the final loss on sale related to the Transaction which will result in changes to be recorded in our Consolidated Statements of Operations in future periods related to the loss on sale. See the Discontinued Operations Note for further information on the loss on sale related to this Transaction.

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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and, in certain plans, existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during

2017 and subsequent years related to this initiative. During the six months ended June 30, 2018 and 2017, we recorded unfavorable DAC/VOBA unlocking related to the GMIR initiative of $43 million and $128 million, respectively, which was included in Net amortization of DAC/VOBA in the Condensed Consolidated Financial Statements.

Sensitivity

We perform sensitivity analyses to assess the impact that certain assumptions have on DAC/VOBA and other intangibles, as well as certain reserves. As of June 30, 2018, there have been no material changes to the sensitivities disclosed in Critical Accounting Judgments and Estimates in Part II. Item 7 of our Annual Report on Form 10-K.

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

We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the six months ended June 30, 2018, we have recorded certain adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimates as a result of future clarifications or guidance related to Tax Reform.

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

Our effective tax rate for the three and six months ended June 30, 2018 was 18.7%. The effective tax rate differed from the statutory rate of 21% for the three and six months ended June 30, 2018 primarily due to the effect of the dividends received deduction ("DRD") and noncontrolling interest, partially offset by nondeductible executive compensation and alternative minimum tax ("AMT") sequestration.

Our effective tax rate for the three months ended June 30, 2017 was 0.0%. The effective tax rate differed from the statutory rate of 35% for the three months ended June 30, 2017 primarily due to the effect of the DRD, noncontrolling interest, and the valuation allowance.

The Company's effective tax rate for the six months ended June 30, 2017 was 35%, which is equal to the statutory rate during that period.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	June 30, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$46,104	72.3%	$48,329	73.1%
Fixed maturities, at fair value using the fair value option	2,983	4.7%	3,018	4.6%
Equity securities, available-for-sale	385	0.6%	380	0.6%
Short-term investments(1)	102	0.2%	471	0.7%
Mortgage loans on real estate	8,904	13.8%	8,686	13.0%
Policy loans	1,849	2.9%	1,888	2.9%
Limited partnerships/corporations	1,070	1.7%	784	1.2%
Derivatives	376	0.6%	397	0.6%
Other investments	90	0.1%	47	0.1%
Securities pledged	1,994	3.1%	2,087	3.2%
Total investments	$63,857	100.0%	$66,087	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	June 30, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,815	3.7%	$2,176	4.3%
U.S. Government agencies and authorities	204	0.4%	243	0.5%
State, municipalities and political subdivisions	1,648	3.3%	1,659	3.2%
U.S. corporate public securities	19,541	39.7%	20,577	40.2%
U.S. corporate private securities	6,224	12.6%	6,261	12.3%
Foreign corporate public securities and foreign governments(1)	5,259	10.7%	5,400	10.6%
Foreign corporate private securities(1)	5,247	10.7%	5,252	10.3%
Residential mortgage-backed securities	4,496	9.1%	4,692	9.2%
Commercial mortgage-backed securities	2,954	6.0%	2,932	5.7%
Other asset-backed securities	1,863	3.8%	1,889	3.7%
Total fixed maturities, including securities pledged	$49,251	100.0%	$51,081	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,047	4.2%	$2,522	4.7%
U.S. Government agencies and authorities	223	0.5%	275	0.5%
State, municipalities and political subdivisions	1,856	3.8%	1,913	3.6%
U.S. corporate public securities	20,857	42.3%	23,258	43.4%
U.S. corporate private securities	5,628	11.4%	5,833	10.9%
Foreign corporate public securities and foreign governments(1)	5,241	10.7%	5,716	10.7%
Foreign corporate private securities(1)	4,974	10.1%	5,161	9.7%
Residential mortgage-backed securities	4,247	8.6%	4,524	8.5%
Commercial mortgage-backed securities	2,646	5.4%	2,704	5.1%
Other asset-backed securities	1,488	3.0%	1,528	2.9%
Total fixed maturities, including securities pledged	$49,207	100.0%	$53,434	100.0%
(1)Primarily U.S. dollar denominated.

As of June 30, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	June 30, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,176	$—	$—	$—	$—	$—	$2,176
U.S. Government agencies and authorities	243	—	—	—	—	—	243
State, municipalities and political subdivisions	1,524	133	—	—	—	2	1,659
U.S. corporate public securities	10,310	9,160	798	305	4	—	20,577
U.S. corporate private securities	2,559	3,363	175	142	18	4	6,261
Foreign corporate public securities and foreign governments(1)	2,378	2,631	335	42	14	—	5,400
Foreign corporate private securities(1)	662	4,068	399	79	43	1	5,252
Residential mortgage-backed securities	4,437	154	35	6	9	51	4,692
Commercial mortgage-backed securities	2,887	24	21	—	—	—	2,932
Other asset-backed securities	1,641	142	40	10	35	21	1,889
Total fixed maturities	$28,817	$19,675	$1,803	$584	$123	$79	$51,081
% of Fair Value	56.5%	38.5%	3.5%	1.1%	0.2%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	275	—	—	—	—	—	275
State, municipalities and political subdivisions	1,764	146	1	—	—	2	1,913
U.S. corporate public securities	12,241	9,923	793	297	4	—	23,258
U.S. corporate private securities	2,531	3,027	145	130	—	—	5,833
Foreign corporate public securities and foreign governments(1)	2,391	2,819	445	48	13	—	5,716
Foreign corporate private securities(1)	831	3,822	474	27	3	4	5,161
Residential mortgage-backed securities	4,385	33	13	7	13	73	4,524
Commercial mortgage-backed securities	2,676	28	—	—	—	—	2,704
Other asset-backed securities	1,326	149	18	3	—	32	1,528
Total fixed maturities	$30,942	$19,947	$1,889	$512	$33	$111	$53,434
% of Fair Value	57.9%	37.3%	3.5%	1.0%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	June 30, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,176	$—	$—	$—	$—	$2,176
U.S. Government agencies and authorities	234	9	—	—	—	243
State, municipalities and political subdivisions	116	913	495	133	2	1,659
U.S. corporate public securities	247	1,184	8,880	9,161	1,105	20,577
U.S. corporate private securities	171	273	2,148	3,335	334	6,261
Foreign corporate public securities and foreign governments(1)	50	496	1,838	2,625	391	5,400
Foreign corporate private securities(1)	—	—	708	4,289	255	5,252
Residential mortgage-backed securities	3,252	29	75	162	1,174	4,692
Commercial mortgage-backed securities	1,774	399	339	316	104	2,932
Other asset-backed securities	865	207	404	170	243	1,889
Total fixed maturities	$8,885	$3,510	$14,887	$20,191	$3,608	$51,081
% of Fair Value	17.4%	6.9%	29.2%	39.4%	7.1%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	266	9	—	—	—	275
State, municipalities and political subdivisions	169	1,095	500	146	3	1,913
U.S. corporate public securities	307	1,378	10,556	9,924	1,093	23,258
U.S. corporate private securities	189	273	2,206	2,843	322	5,833
Foreign corporate public securities and foreign governments(1)	77	476	1,838	2,819	506	5,716
Foreign corporate private securities(1)	—	—	826	4,107	228	5,161
Residential mortgage-backed securities	3,240	20	76	40	1,148	4,524
Commercial mortgage-backed securities	2,069	217	217	140	61	2,704
Other asset-backed securities	863	143	110	185	227	1,528
Total fixed maturities	$9,702	$3,611	$16,329	$20,204	$3,588	$53,434
% of Fair Value	18.2%	6.8%	30.6%	37.7%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $524 million from $243 million to $767 million for the six months ended June 30, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates.

As of June 30, 2018 and December 31, 2017, we held three and four fixed maturities, respectively, with unrealized capital losses in excess of $10 million. As of June 30, 2018 and December 31, 2017, the unrealized capital losses on these fixed maturities equaled $41 million or 5.4% and $56 million or 23.0% of the total unrealized losses, respectively.

As of June 30, 2018, we held $4.2 billion of energy sector fixed maturity securities, constituting 8.3% of the total fixed maturities portfolio, with gross unrealized capital losses of $83 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $18 million. As of June 30, 2018, our fixed maturity exposure to the energy sector is comprised of 87.3% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	June 30, 2018			December 31, 2017
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,530	$1,617	38.1%	$1,517	$1,698	36.2%
Integrated Energy	872	910	21.4%	1,027	1,114	23.8%
Independent Energy	893	938	22.1%	912	1,002	21.4%
Oil Field Services	487	467	11.0%	527	528	11.3%
Refining	279	312	7.4%	285	340	7.3%
Total	$4,061	$4,244	100.0%	$4,268	$4,682	100.0%

See the Other-Than-Temporary Impairments section below for further information on energy sector investments. See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	June 30, 2018			December 31, 2017
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,812	$2,969	92.8%	$2,624	$2,851	96.0%
2	143	143	4.5%	20	20	0.7%
3	15	32	1.0%	10	11	0.4%
4	—	—	—%	—	—	—%
5	5	9	0.3%	7	13	0.4%
6	30	46	1.4%	50	74	2.5%
Total	$3,005	$3,199	100.0%	$2,711	$2,969	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	June 30, 2018			December 31, 2017
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$15,876	$62	$34	$15,630	$67	$36

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	June 30, 2018			December 31, 2017
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$444	$528	16.5%	$439	$563	19.0%
Interest Only (IO)	184	204	6.4%	185	191	6.4%
Inverse IO	1,283	1,331	41.6%	1,176	1,255	42.2%
Principal Only (PO)	266	268	8.4%	270	275	9.3%
Floater	17	17	0.5%	13	12	0.4%
Agency Credit Risk Transfer	809	848	26.5%	626	670	22.6%
Other	2	3	0.1%	2	3	0.1%
Total	$3,005	$3,199	100.0%	$2,711	$2,969	100.0%

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

During the six months ended June 30, 2018, the market value of our CMO-B portfolio increased mainly due to new purchase activity exceeding paydowns and maturities. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Net investment income (loss)	$118	$128	$232	$257
Net realized capital gains (losses)(1)	(92)	(82)	(186)	(172)
Income (loss) from continuing operations before income taxes	$26	$46	$46	$85
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$26	$46	$46	$85
Realized gains/(losses) including OTTI	(3)	—	(5)	—
Fair value adjustments	38	16	76	33
Total adjustments to income (loss) from continuing operations	35	16	71	33
Adjusted operating earnings before income taxes	$61	$62	$117	$118

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
We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of June 30, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $189 million, $161 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $212 million, $181 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of June 30, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $211 million and $182 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $219 million, $189 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. Spread performance has been generally reflective of the positive overall environment for commercial real estate, although not immune to periods of volatility.  The first half of 2018 for CMBS can be best characterized by issuance stability and liquid market conditions, while the mix of types of issues (agency versus private label and, within private label, SASB versus conduit) has continued to evolve.

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

As of June 30, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,728 million, $1,731 million and $9 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,345 million, $1,337 million and $3 million, respectively.

As of June 30, 2018, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 1.1%, 72.4% and 1.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations and automobile receivables, comprising 5.5%, 55.7% and 14.6%, respectively, of total Other ABS, excluding subprime exposure.

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

As of June 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 3.2 times and a weighted average LTV ratio of 61.0%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.9%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of June 30, 2018, the Company's total European exposure had an amortized cost and fair value of $5,128 million and $5,386 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $498 million, which includes non-financial institutions exposure in Ireland of $157 million, in Italy of $162 million, in Portugal of $10 million and in Spain of $126 million. We also had financial institutions exposure in Italy of $9 million and in Spain of $34 million. We did not have any exposure to Greece.

Among the remaining $4,888 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of June 30, 2018, our non-peripheral sovereign exposure was $198 million, which consisted of fixed maturities and derivative assets. We also had $666 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $155 million and the United Kingdom of $333 million. The balance of $4,024 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,354 million, in The Netherlands of $546 million, in Belgium of $337 million, in France of $274 million, in Germany of $377 million, in Switzerland of $462 million, and in Russia of $117 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. See Adoption of New Accounting Pronouncements in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the impact of the adoption

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $384 million and $442 million as of June 30, 2018 and December 31, 2017, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Legislative and Regulatory Developments

As a result of Tax Reform, the National Association of Insurance Commissioners ("NAIC") determined that it needed to update the factors affecting risk-based capital ("RBC") requirements, including ours, to reflect the lowering of the top corporate tax rate from 35% to 21%. Adjusting these factors in light of Tax Reform will result in an increase in the amount of capital we are required to maintain to satisfy our RBC requirements. On June 28, 2018, the NAIC adopted the required changes, which will become effective on December 31, 2018. We currently expect to be in compliance with these new requirements as of the December 31, 2018 effective date.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of June 30, 2018. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of June 30, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift		- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$51,081	$(4,005)		$4,451
Commercial mortgage and other loans	—	8,952	(486)		535
Derivatives:
Interest rate contracts	25,677	135	156		(186)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,255	(2,407)		3,020
Funding agreements with fixed maturities	—	1,187	(43)		46
Supplementary contracts and immediate annuities	—	1,201	(45)		51
Long-term debt	—	3,561	(247)		281
Embedded derivatives on reinsurance	—	38	115		(135)
Guaranteed benefit derivatives(3):
FIA	—	34	—	*	—	*
IUL	—	142	9		(9)
GMWBL/GMWB/GMAB	—	6	(6)		9
Stabilizer and MCGs	—	63	(47)		85
* Amount is immaterial.

(1)	Separate account assets and liabilities, which are interest sensitive, are not included herein as any interest rate risk is borne by the holder of the separate account.

(2)	(Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(3) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of June 30, 2018, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$3,015	$1,424	$1,517	$813	$1,026	$436	$8,231
1.01% - 2.00%	1,048	103	59	5	9	71	1,295
2.01% - 3.00%	15,169	309	337	177	23	4	16,019
3.01% - 4.00%	12,441	755	466	—	—	—	13,662
4.01% and Above	2,579	102	—	—	—	—	2,681
Renewable beyond 12 months (MYGA) (2)	449	—	—	—	—	—	449
Total discretionary rate setting products	$34,701	$2,693	$2,379	$995	$1,058	$511	$42,337
Percentage of Total	82.0%	6.4%	5.6%	2.3%	2.5%	1.2%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after June 30, 2019 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of June 30, 2018. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of June 30, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock		-10% Equity Shock
Financial assets with equity market risk:
Equity securities	$—	$385	$36		$(36)
Limited liability partnerships/corporations	—	1,070	66		(66)
Derivatives:
Equity futures and total return swaps(2)	173	—	(17)		17
Equity options	1,467	156	78		(67)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
FIA	—	34	—	*	—	*
IUL	—	142	71		(60)
GMWBL/GMWB/GMAB	—	6	(2)		3
* Amount is immaterial.
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.

Net Amount at Risk ("NAR")

The NAR for Guaranteed Minimum Death Benefits ("GMDB"), Guaranteed Minimum Withdrawal Benefits ("GMWB") and Guaranteed Minimum Accumulation Benefits ("GMAB") is equal to the guaranteed value of these benefits in excess of the account values in each case as of the date indicated. The NAR assumes utilization of benefits by all customers as of the date indicated.

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

The account values and NAR, both gross and net of reinsurance ("retained NAR"), of contract owners by type of minimum guaranteed benefit for retail variable annuity contracts are summarized below as of June 30, 2018:

	As of June 30, 2018
($ in millions, unless otherwise indicated)	Account Value(1)	Gross NAR	Retained NAR	% Contracts Retained NAR In-the-Money(2)	% Retained NAR In-the-Money(3)
GMDB	$1,826	$124	$50	18%	27%
Living Benefit
GMIB	$267	$33	$33	58%	18%
GMWBL/GMWB/GMAB	291	4	4	14%	11%
Living Benefit Total	$558	$37	$37	38%	17%
(1) Account value excludes $142 million of Payout, Policy Loan and life insurance business which is included in consolidated account values.
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

Changes in Internal Control Over Financial Reporting

On June 1, 2018, the Company completed the sale of its Annuities and CBVA businesses (the "Transaction"). Upon consummation of the Transaction, the Company has entered into services arrangements with Venerable whereby Venerable or its affiliates will provide certain services, which include operational, administrative, financial reporting and actuarial valuation services. The Company retains full responsibility and will continue to oversee the calculations and methodologies that impact its financial control environment. These services which were previously performed in-house affect aspects of the Company's financial controls. Consequently, the Company has concluded that entry into these services arrangements constitute a material change in the Company’s internal control over financial reporting for purposes of Rule 13a-15(d) of the Exchange Act. Other than the change noted above, there were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings

See the Commitments and Contingencies Note in our Condensed Consolidated Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For a discussion of the Company’s potential risks and uncertainties, please see Risk Factors in Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report on Form 10-K") filed with the SEC. In addition, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2018 - April 30, 2018	2,902,539	$51.42	2,902,539	$861
May 1, 2018 - May 31, 2018	3,333,850	52.87	3,333,850	685
June 1, 2018 - June 30, 2018	3,380,773	51.62	3,380,773	511
Total	9,617,162	$51.99	9,617,162	N/A

In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended June 30, 2018, there were 143,506 Treasury share increases in connection with such withholding activities.

Item 6.        Exhibits

See Exhibit Index on page 170 hereof.

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

August 6, 2018	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

