Form 10-Q
period 2018-09-30
Voya Financial, Inc.
filed 2018-11-01
CIK 1535929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————————————————
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 26, 2018, 155,516,167 shares of Common Stock, $0.01 par value, were outstanding.

1

Voya Financial, Inc.
Form 10-Q for the period ended September 30, 2018

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms "Company," "we," "our," and "us" refer to Voya Financial, Inc. and its subsidiaries.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements relating to future developments in our business or expectations for our future financial performance and any statement not involving a historical fact. Forward-looking statements use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. Actual results, performance or events may differ materially from those projected in any forward-looking statement due to, among other things, (i) general economic conditions, particularly economic conditions in our core markets, (ii) performance of financial markets, including emerging markets, (iii) the frequency and severity of insured loss events, (iv) mortality and morbidity levels, (v) persistency and lapse levels, (vi) interest rates, (vii) currency exchange rates, (viii) general competitive factors, (ix) changes in laws and regulations, (x) changes in the policies of governments and/or regulatory authorities, and (xi) our ability to successfully manage the separation of Venerable (as defined below), including the transition services, on the expected timeline and economic terms. Factors that may cause actual results to differ from those in any forward-looking statement also include those described under "Risk Factors," "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Trends and Uncertainties" in the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-35897) (the "Annual Report on Form 10-K") and "Risk Factors," in this Quarterly Report on Form 10-Q.
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

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $44,766 as of 2018 and $44,366 as of 2017)	$46,185	$48,329
Fixed maturities, at fair value using the fair value option	2,886	3,018
Equity securities, at fair value (cost of $299 as of 2018 and $353 as of 2017)	323	380
Short-term investments	86	471
Mortgage loans on real estate, net of valuation allowance of $2 as of 2018 and $3 as of 2017	8,862	8,686
Policy loans	1,832	1,888
Limited partnerships/corporations	1,123	784
Derivatives	422	397
Other investments	91	47
Securities pledged (amortized cost of $1,974 as of 2018 and $1,823 as of 2017)	2,063	2,087
Total investments	63,873	66,087
Cash and cash equivalents	1,789	1,218
Short-term investments under securities loan agreements, including collateral delivered	1,781	1,626
Accrued investment income	709	667
Premium receivable and reinsurance recoverable	7,068	7,632
Deferred policy acquisition costs and Value of business acquired	4,061	3,374
Current income taxes	190	4
Deferred income taxes	1,122	781
Other assets	1,283	1,310
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	1,585	1,795
Cash and cash equivalents	96	217
Corporate loans, at fair value using the fair value option	532	1,089
Other assets	10	75
Assets held in separate accounts	80,937	77,605
Assets held for sale	—	59,052
Total assets	$165,036	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Liabilities and Shareholders' Equity:
Future policy benefits	$14,957	$15,647
Contract owner account balances	50,566	50,158
Payables under securities loan agreement, including collateral held	2,097	1,866
Short-term debt	1	337
Long-term debt	3,459	3,123
Derivatives	126	149
Pension and other postretirement provisions	516	550
Other liabilities	1,990	2,076
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	502	1,047
Other liabilities	685	658
Liabilities related to separate accounts	80,937	77,605
Liabilities held for sale	—	58,277
Total liabilities	155,836	211,493

Commitments and Contingencies (Note 13)

Shareholders' equity:
Preferred stock ($0.01 par value per share; 325,000 shares authorized; 325,000 shares issued and outstanding; $325 aggregate liquidation preference)	—	—
Common stock ($0.01 par value per share; 900,000,000 shares authorized; 272,348,913 and 270,078,294 shares issued as of 2018 and 2017, respectively; 157,092,466 and 171,982,673 shares outstanding as of 2018 and 2017, respectively)	3	3
Treasury stock (at cost; 115,256,447 and 98,095,621 shares as of 2018 and 2017, respectively)	(4,705)	(3,827)
Additional paid-in capital	24,301	23,821
Accumulated other comprehensive income (loss)	777	2,731
Retained earnings (deficit):
Appropriated-consolidated investment entities	—	—
Unappropriated	(11,853)	(12,719)
Total Voya Financial, Inc. shareholders' equity	8,523	10,009
Noncontrolling interest	677	1,030
Total shareholders' equity	9,200	11,039
Total liabilities and shareholders' equity	$165,036	$222,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net investment income	$855	$795	$2,491	$2,470
Fee income	704	684	2,040	1,960
Premiums	550	533	1,622	1,606
Net realized capital gains (losses):
Total other-than-temporary impairments	(7)	—	(21)	(2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	1	1	2
Net other-than-temporary impairments recognized in earnings	(7)	(1)	(22)	(4)
Other net realized capital gains (losses)	(39)	(52)	(325)	(160)
Total net realized capital gains (losses)	(46)	(53)	(347)	(164)
Other revenue	127	86	327	265
Income (loss) related to consolidated investment entities:
Net investment income	62	139	199	295
Total revenues	2,252	2,184	6,332	6,432
Benefits and expenses:
Policyholder benefits	876	791	2,290	2,274
Interest credited to contract owner account balances	392	401	1,156	1,203
Operating expenses	656	674	2,001	1,972
Net amortization of Deferred policy acquisition costs and Value of business acquired	86	209	260	468
Interest expense	47	49	142	140
Operating expenses related to consolidated investment entities:
Interest expense	8	18	30	62
Other expense	1	2	5	5
Total benefits and expenses	2,066	2,144	5,884	6,124
Income (loss) from continuing operations before income taxes	186	40	448	308
Income tax expense (benefit)	21	(40)	70	53
Income (loss) from continuing operations	165	80	378	255
Income (loss) from discontinued operations, net of tax	—	134	457	36
Net income (loss)	165	214	835	291
Less: Net income (loss) attributable to noncontrolling interest	23	65	81	118
Net income (loss) available to Voya Financial, Inc.	$142	$149	$754	$173

Net income (loss) per common share:
Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.89	$0.08	$1.79	$0.74
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.89	$0.83	$4.54	$0.93

Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.87	$0.08	$1.73	$0.73
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.87	$0.81	$4.39	$0.92

Cash dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$165	$214	$835	$291
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(206)	196	(2,596)	1,243
Other-than-temporary impairments	—	2	30	14
Pension and other postretirement benefits liability	(4)	(5)	(10)	(12)
Other comprehensive income (loss), before tax	(210)	193	(2,576)	1,245
Income tax expense (benefit) related to items of other comprehensive income (loss)	(44)	68	(650)	435
Other comprehensive income (loss), after tax	(166)	125	(1,926)	810
Comprehensive income (loss)	(1)	339	(1,091)	1,101
Less: Comprehensive income (loss) attributable to noncontrolling interest	23	65	81	118
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(24)	$274	$(1,172)	$983

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2018 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2018	$—	$3	$(3,827)	$23,821	$2,731	$—	$(12,719)	$10,009	$1,030	$11,039
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2014-09	—	—	—	—	—	—	84	84	—	84
Adjustment for adoption of ASU 2016-01	—	—	—	—	(28)	—	28	—	—	—
Balance as of January 1, 2018 - As adjusted	—	3	(3,827)	23,821	2,703	—	(12,607)	10,093	1,030	11,123
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	754	754	81	835
Reversal of Other Comprehensive Income (Loss) due to Sale of Annuity and CBVA	—	—	—	—	(79)	—	—	(79)	—	(79)
Other comprehensive income (loss), after tax	—	—	—	—	(1,847)	—	—	(1,847)	—	(1,847)
Total comprehensive income (loss)								(1,172)	81	(1,091)
Effect of transaction for entities under common control	—	—	—	(31)	—	—	—	(31)	—	(31)
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	(33)	(33)
Preferred stock issuance	—	—	—	319	—	—	—	319	—	319
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(850)	100	—	—	—	(750)	—	(750)
Dividends on common stock	—	—	—	(5)	—	—	—	(5)	—	(5)
Share-based compensation	—	—	(28)	94	—	—	—	66	—	66
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(401)	(401)
Balance as of September 30, 2018	$—	$3	$(4,705)	$24,301	$777	$—	$(11,853)	$8,523	$677	$9,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc. Condensed Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended September 30, 2017 (Unaudited) (In millions)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)		Total Voya Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
						Appropriated	Unappropriated
Balance as of January 1, 2017 - As previously filed	$—	$3	$(2,796)	$23,609	$1,921	$—	$(9,742)	$12,995	$973	$13,968
Cumulative effect of changes in accounting:
Adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	15	15	—	15
Balance as of January 1, 2017 - As adjusted	—	3	(2,796)	23,609	1,921	—	(9,727)	13,010	973	13,983
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	173	173	118	291
Other comprehensive income (loss), after tax	—	—	—	—	810	—	—	810	—	810
Total comprehensive income (loss)								983	118	1,101
Net consolidations (deconsolidations) of consolidated investment entities	—	—	—	—	—	—	—	—	(35)	(35)
Preferred stock issuance	—	—	—	—	—	—	—	—	—	—
Common stock issuance	—	—	—	3	—	—	—	3	—	3
Common stock acquired - Share repurchase	—	—	(623)	200	—	—	—	(423)	—	(423)
Dividends on common stock	—	—	—	(6)	—	—	—	(6)	—	(6)
Share-based compensation	—	—	(7)	94	—	—	—	87	—	87
Contributions from (Distributions to) noncontrolling interest, net	—	—	—	—	—	—	—	—	(98)	(98)
Balance as of September 30, 2017	$—	$3	$(3,426)	$23,900	$2,731	$—	$(9,554)	$13,654	$958	$14,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net cash provided by operating activities - continuing operations	$172	$510
Net cash provided by operating activities - discontinued operations	1,462	616
Net cash provided by operating activities	1,634	1,126
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	5,845	5,851
Equity securities	93	26
Mortgage loans on real estate	700	683
Limited partnerships/corporations	245	189
Acquisition of:
Fixed maturities	(6,515)	(6,422)
Equity securities	(26)	(35)
Mortgage loans on real estate	(761)	(1,307)
Limited partnerships/corporations	(270)	(239)
Short-term investments, net	419	54
Derivatives, net	61	200
Sales from consolidated investment entities	888	1,621
Purchases within consolidated investment entities	(740)	(1,720)
Collateral received (delivered), net	76	(143)
Other, net	2	8
Net cash provided by (used in) investing activities - discontinued operations	34	(1,049)
Net cash provided by (used in) investing activities	51	(2,283)
Cash Flows from Financing Activities:
Deposits received for investment contracts	4,327	3,734
Maturities and withdrawals from investment contracts	(4,197)	(3,962)
Proceeds from issuance of debt with maturities of more than three months	350	399
Repayment of debt with maturities of more than three months	(350)	(494)
Debt issuance costs	(6)	(4)
Borrowings of consolidated investment entities	588	807
Repayments of borrowings of consolidated investment entities	(543)	(779)
Contributions from (distributions to) participants in consolidated investment entities, net	(126)	552
Proceeds from issuance of common stock, net	3	3
Proceeds from issuance of preferred stock, net	319	—
Share-based compensation	(13)	(7)
Common stock acquired - Share repurchase	(750)	(423)
Dividends paid on common stock	(5)	(6)
Net cash (used in) provided by financing activities - discontinued operations	(1,209)	393
Net cash (used in) provided by financing activities	(1,612)	213
Net increase (decrease) in cash and cash equivalents	73	(944)
Cash and cash equivalents, beginning of period	1,716	2,911
Cash and cash equivalents, end of period	1,789	1,967
Less: Cash and cash equivalents of discontinued operations, end of period	—	496
Cash and cash equivalents of continuing operations, end of period	$1,789	$1,471

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

On June 1, 2018, the Company consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 (the "MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd. ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of the Company's subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). The Transaction resulted in the disposition of substantially all of the Company's Closed Block Variable Annuity ("CBVA") and Annuities businesses. The assets and liabilities related to the businesses sold were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2017. The results of operations and cash flows of the businesses sold were classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows, respectively and are reported separately for all periods presented. See the Discontinued Operations Note to these Condensed Consolidated Financial Statements.

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

On October 30, 2018, the Company announced that it will cease selling new business in its Individual Life segment, effective December 31, 2018. The Company will continue to manage its existing in-force Individual Life business as a separate segment, with results included in the Company's Adjusted operating earnings. In connection with this decision, the Company will incur a restructuring charge of approximately $10 to $15 in the fourth quarter of 2018 and additional amounts in 2019, which cannot currently be estimated.

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

The accompanying Condensed Consolidated Financial Statements reflect adjustments (including normal, recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2018, its results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and its changes in shareholders' equity and statements of cash flows for the nine months ended September 30, 2018 and 2017, in conformity with U.S. GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 Consolidated Balance Sheet is from the audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K, filed with the SEC. Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K.

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

Financial services revenue is disaggregated by type of service in the following tables. For the three months ended September 30, 2018, such revenue represents approximately 23.6% of total Retirement revenue, all of Investment Management revenue, and 12.0% of Corporate revenue. For the nine months ended September 30, 2018, such revenue represents approximately 26.4% of total Retirement revenue, all of Investment Management revenue, and 19.8% of Corporate revenue. Such revenue is immaterial for Employee Benefits and Individual Life. For the three and nine months ended September 30, 2018, a portion of the revenue recognized in the current period from distribution services is related to performance obligations satisfied in previous periods.

	Three Months Ended September 30, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$57	$145	$—
Asset management	—	38	—
Recordkeeping & administration	63	29	2
Distribution & shareholder servicing	68	46	8
Total financial services revenue	$188	$258	$10

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Reportable Segments
	Retirement	Investment Management	Corporate
Service Line
Advisory	$167	$422	$—
Asset management	—	122	—
Recordkeeping & administration	185	111	6
Distribution & shareholder servicing	213	135	23
Total financial services revenue	$565	$790	$29

Receivables of $235 are included in Other assets on the Condensed Consolidated Balance Sheet as of September 30, 2018.

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

As of September 30, 2018, contract cost assets were $107. Capitalized contract costs are amortized on a straight-line basis over the estimated lives of the contracts, which typically range from 5 to 15 years. This method is consistent with the transfer of services to which the assets relate. For the three and nine months ended September 30, 2018, amortization expenses of $6 and $18, respectively, were recorded in Operating expenses in the Condensed Consolidated Statements of Operations. There was no impairment loss in relation to the contract costs capitalized.

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

The provisions of ASU 2016-15 were adopted retrospectively on January 1, 2018 and resulted in the reclassification of the Company's cash payments for debt extinguishment costs from Cash Flows from Operating Activities to Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows of $3 and $4 for the nine months ended September 30, 2018 and 2017, respectively. The adoption of the remaining provisions of ASU 2016-05 had no effect on the Company's financial condition, results of operations, or cash flows.

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

•
The Company elected to retrospectively adopt the requirement to present cash inflows related to excess tax benefits as operating activities. For the nine months ended September 30, 2017, the Company had no excess tax benefits.

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

Comparative information has not been adjusted and continues to be reported under previous revenue recognition guidance. As of September 30, 2018, the adoption of ASU 2014-09 resulted in a $107 increase in Other assets, reduced by a related $22 decrease in Deferred income taxes, resulting in a net $85 increase to Retained earnings (deficit) on the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2018, the adoption resulted in a $1 and $2 increase, respectively, in Operating expenses on the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2018, adopting the provisions of ASU 2014-09 had no impact on Net cash provided by operating activities.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Future Adoption of Accounting Pronouncements
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (ASC Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"), which requires a customer in a hosting arrangement that is a service contract to follow the guidance for internal-use software projects to determine which implementation costs to capitalize as an asset. Capitalized implementation costs are required to be expensed over the term of the hosting arrangement. In addition, a customer is required to apply the impairment and abandonment guidance for long-lived assets to the capitalized implementation costs. Balances related to capitalized implementation costs must be presented in the same financial statement line items as other hosting arrangement balances, and additional disclosures are required.

The provisions of ASU 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. Initial adoption of ASU 2018-15 is required to be reported on a prospective or retrospective basis. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-15.

Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"), which eliminates certain disclosure requirements that are no longer considered cost beneficial and requires new disclosures that are considered relevant.

The provisions of ASU 2018-14 are effective for fiscal years ending after December 15, 2020, with early adoption permitted. Initial adoption of ASU 2018-14 is required to be reported on a retrospective basis for all periods presented. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-14.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which simplifies certain disclosure requirements for fair value measurement.

The provisions of ASU 2018-13 are effective for fiscal years beginning after December 15, 2019, including interim periods, with early adoption permitted. The transition method varies by provision. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2018-13.

Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12, "Financial Services - Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts" ("ASU 2018-12"), which changes the measurement and disclosures of insurance liabilities and deferred acquisition costs for long-duration contracts issued by insurers, as follows:

•
Requires insurers to review and, if necessary, update cash flow assumptions at least annually when measuring the liability for future policy benefits for nonparticipating traditional and limited payment insurance contracts. The effect of updating cash flow assumptions will be measured on a retrospective catch-up basis and presented in the Statement of operations in the period in which the update is made. The rate used to discount the liability for future policy benefits will be required to be updated quarterly, with related changes in the liability recorded in Accumulated other comprehensive income. The application of periodic assumption updates for nonparticipating traditional and limited payment insurance contracts is significantly different from the current accounting approach for such liabilities, which is based on assumptions that are locked in at contract inception unless a premium deficiency occurs. The discount rate will be based on an upper-medium grade fixed-income corporate instrument yield reflecting the duration characteristics of the relevant liabilities. Under the current accounting guidance, the liability discount rate is based on expected yields on the underlying investment portfolio held by the insurer.

•
Creates a new category of benefit features called market risk benefits, defined as features that protect contract holders from capital market risk and expose the insurers to that risk. Market risk benefits will be required to be measured at fair

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

value, with changes in fair value recognized in the Statement of operations, except for changes in fair value attributable to changes in the instrument-specific credit risk, which will be recorded in Accumulated other comprehensive income. Under the current accounting guidance, certain features that are expected to meet the definition of market risk benefits are accounted for as either insurance liabilities (for example, GMDB and GMIB) or embedded derivatives (for example, GMWBL and GMWB).

•
Requires DAC (and other balances that refer to the DAC model, such as deferred sales inducement costs and unearned revenue liabilities) for all long-duration contracts to be measured on a basis that is constant relative to the value of insurance in force over the expected life of the contract. This approach is intended to approximate straight-line amortization and cannot be based on revenue or profits as it is under the current accounting model. ASU 2018-12 did not change the existing accounting guidance related to VOBA and net cost of reinsurance, which allows, but does not require, insurers to amortize such balances on a basis consistent with DAC.

•
Significantly expands interim and annual disclosures, including requirements for disaggregated rollforwards of the liability for future policy benefits, contract owner account balances, market risk benefits, and DAC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions.

The provisions of ASU 2018-12 are effective for fiscal years beginning after December 15, 2020, including interim periods, with early adoption permitted. Initial adoption of the changes to the liability for future policy benefits and deferred acquisition costs is required to be reported using either a retrospective or modified retrospective approach. For the changes to market risk benefits, retrospective application is required.  The Company is currently in the process of evaluating the provisions of ASU 2018-12. While it is not possible to estimate the expected impact of adoption at this time, the Company believes there is a reasonable possibility that implementation of ASU 2018-12 may result in a significant impact on Shareholders’ equity and future earnings patterns.

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

In addition, in October 2018 the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic ASC 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2018-16"), which expands the list of U.S. benchmark interest rates permitted in the application of hedge

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

accounting. The provisions of ASU 2017-12 and ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. Initial adoption of ASU 2017-12 is required to be reported using a modified retrospective approach, with the exception of the presentation and disclosure requirements which are required to be applied prospectively. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2017-12 and ASU 2018-16.

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

The provisions of ASU 2016-02 are effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. In July 2018, the FASB issued an amendment that adds an optional transition method to apply the guidance on a modified retrospective basis at the adoption date, which is January 1, 2019. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2016-02.

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

The purchase price for VIAC was equal to the difference between the Required Adjusted Book Value (as defined in the MTA) and the Statutory capital in VIAC at closing, after giving effect to certain restructuring and other pre-sale transactions, including the reinsurance of the fixed and fixed indexed annuity business of VIAC to affiliates of Athene. Following the closing of the Transaction, the Company, through its other insurance subsidiaries, continues to own surplus notes issued by VIAC in an aggregate principal amount of $350 and acquired a 9.99% equity interest in VA Capital. The investment in surplus notes is reported in Fixed maturities, available-for-sale on the Company's Condensed Consolidated Balance Sheet as of September 30, 2018. In the summary of major categories of assets and liabilities related to discontinued operations as of December 31, 2017 presented below, VIAC's corresponding liability for the surplus notes is included in Notes payable.

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

•
the Company, through its subsidiary RLI, assumed, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, the Company recognized no gain or loss in the Condensed Consolidated Statements of Operations. As of September 30, 2018, assumed reserves related to these agreements were $835.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The results of discontinued operations are reported in "Income (loss) from discontinued operations, net of tax" in the accompanying Condensed Consolidated Statements of Operations for all periods presented. As of December 31, 2017, the Company recorded an estimated loss on sale, net of tax of $2,423 which included estimated transactions costs of $31 as well as the loss of $692 of deferred tax assets to write down the assets of the businesses sold to fair value less cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2018 includes a favorable adjustment to the estimated loss on sale of $505, net of tax. The loss on sale, net of tax as of September 30, 2018 of $1,918, which includes the loss of $460 of deferred tax assets, represents the excess of the carrying value, immediately prior to the sale, of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. Additionally, in connection with the Transaction, the Company reversed $79 of other comprehensive income, net of tax that was previously recorded and related to the Annuity and CBVA businesses sold. The Buyers have the option to inquire or request changes to the closing Required Adjusted Book Value and/or Statutory capital of VIAC during a period of 180 days after the close of the Transaction. Based on the Company's receipt and review of any inquiries, the Company may determine that additional updates to the closing Required Adjusted Book Value and/or Statutory capital of VIAC are required which may cause changes to the purchase price for VIAC. Consequently, this may impact the final loss on sale related to the Transaction which will result in changes to be recorded in the Company's Condensed Consolidated Statements of Operations in future periods related to the loss on sale.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018) and the nine months ended September 30, 2017:

	Five Months Ended May 31, 2018	Nine Months Ended September 30, 2017
Revenues:
Net investment income	$510	$949
Fee income	295	609
Premiums	(50)	144
Total net realized capital gains (losses)	(345)	(780)
Other revenue	10	15
Total revenues	420	937
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	634
Operating expenses	(14)	190
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	95
Interest expense	10	17
Total benefits and expenses	487	936
Income (loss) from discontinued operations before income taxes	(67)	1
Income tax expense (benefit)	(19)	(35)
Adjustment to loss on sale, net of tax	505	—
Income (loss) from discontinued operations, net of tax	$457	$36

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

3.    Investments (excluding Consolidated Investment Entities)

Fixed Maturities and Equity Securities

Available-for-sale and fair value option ("FVO") fixed maturities were as follows as of September 30, 2018:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Embedded Derivatives(2)	Fair Value	OTTI(3)(4)
Fixed maturities:
U.S. Treasuries	$1,800	$294	$5	$—	$2,089	$—
U.S. Government agencies and authorities	204	34	—	—	238	—
State, municipalities and political subdivisions	1,648	21	38	—	1,631	—
U.S. corporate public securities	19,421	1,231	271	—	20,381	—
U.S. corporate private securities	6,405	162	149	—	6,418	—
Foreign corporate public securities and foreign governments(1)	5,407	239	104	—	5,542	—
Foreign corporate private securities(1)	5,128	94	119	—	5,103	—
Residential mortgage-backed securities:
Agency	2,840	125	67	12	2,910	—
Non-Agency	1,600	92	13	10	1,689	13
Total Residential mortgage-backed securities	4,440	217	80	22	4,599	13
Commercial mortgage-backed securities	3,176	17	77	—	3,116	—
Other asset-backed securities	1,997	33	13	—	2,017	2
Total fixed maturities, including securities pledged	49,626	2,342	856	22	51,134	15
Less: Securities pledged	1,974	126	37	—	2,063	—
Total fixed maturities	$47,652	$2,216	$819	$22	$49,071	$15
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
(4) Amount excludes $306 of net unrealized gains on impaired available-for-sale securities.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The amortized cost and fair value of fixed maturities, including securities pledged, as of September 30, 2018, are shown below by contractual maturity. Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Mortgage-backed securities ("MBS") and Other asset-backed securities ("ABS") are shown separately because they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due to mature:
One year or less	$1,059	$1,070
After one year through five years	7,230	7,313
After five years through ten years	10,009	9,993
After ten years	21,715	23,026
Mortgage-backed securities	7,616	7,715
Other asset-backed securities	1,997	2,017
Fixed maturities, including securities pledged	$49,626	$51,134

The investment portfolio is monitored to maintain a diversified portfolio on an ongoing basis. Credit risk is mitigated by monitoring concentrations by issuer, sector and geographic stratification and limiting exposure to any one issuer.

As of September 30, 2018 and December 31, 2017, the Company did not have any investments in a single issuer, other than obligations of the U.S. Government and government agencies, with a carrying value in excess of 10% of the Company’s Total shareholders' equity.

The following tables present the composition of the U.S. and foreign corporate securities within the fixed maturity portfolio by industry category as of the dates indicated:

	Amortized Cost	Gross Unrealized Capital Gains	Gross Unrealized Capital Losses	Fair Value
September 30, 2018
Communications	$2,568	$198	$22	$2,744
Financial	5,395	327	74	5,648
Industrial and other companies	15,840	586	297	16,129
Energy	4,014	269	74	4,209
Utilities	6,379	270	134	6,515
Transportation	1,313	57	25	1,345
Total	$35,509	$1,707	$626	$36,590

December 31, 2017
Communications	$2,587	$341	$4	$2,924
Financial	5,094	487	5	5,576
Industrial and other companies	16,478	1,391	98	17,771
Energy	4,268	459	45	4,682
Utilities	6,243	607	22	6,828
Transportation	1,295	121	4	1,412
Total	$35,965	$3,406	$178	$39,193

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

The Company invests in various categories of CMOs, including CMOs that are not agency-backed, that are subject to different degrees of risk from changes in interest rates and defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to significant decreases and increases in interest rates resulting in the prepayment of principal from the underlying mortgages, either earlier or later than originally anticipated. As of September 30, 2018 and December 31, 2017, approximately 40.5% and 43.2%, respectively, of the Company's CMO holdings, were invested in the above mentioned types of CMOs such as interest-only or principal-only strips, that are subject to more prepayment and extension risk than traditional CMOs.

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

Repurchase Agreements

As of September 30, 2018, the Company had immaterial securities pledged in repurchase agreement transactions and did not have any securities pledged in dollar rolls or reverse repurchase agreements. As of December 31, 2017, the Company did not have any such securities pledged.

Securities Lending

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions, through a lending agent, for short periods of time. The Company has the right to approve any institution with whom the lending agent transacts on its behalf. Initial collateral is required at a rate of 102% of the market value of the loaned securities. The lending agent retains the collateral and invests it in high quality liquid assets on behalf of the Company. The market value of the loaned securities is monitored on a daily basis with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The lending agent indemnifies the Company against losses resulting from the failure of a counterparty to return securities pledged where collateral is insufficient to cover the loss. As of September 30, 2018 and December 31, 2017, the fair value of loaned securities was $1,809 and $1,854, respectively, and is included in Securities pledged on the Condensed Consolidated Balance Sheets.

If cash is received as collateral, the lending agent retains the cash collateral and invests it in short-term liquid assets on behalf of the Company. As of September 30, 2018 and December 31, 2017, cash collateral retained by the lending agent and invested in short-term liquid assets on the Company's behalf was $1,739 and $1,589, respectively, and is recorded in Short-term investments under securities loan agreements, including collateral delivered on the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, liabilities to return collateral of $1,739 and $1,589, respectively, are included in Payables under securities loan agreements, including collateral held on the Condensed Consolidated Balance Sheets.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The Company accepts non-cash collateral in the form of securities. The securities retained as collateral by the lending agent may not be sold or re-pledged, except in the event of default, and are not reflected on the Company’s Condensed Consolidated Balance Sheets. This collateral generally consists of U.S. Treasury, U.S. Government agency securities and MBS pools. As of September 30, 2018 and December 31, 2017, the fair value of securities retained as collateral by the lending agent on the Company’s behalf was $132 and $308, respectively.

The following table presents borrowings under securities lending transactions by class of collateral pledged for the dates indicated:

	September 30, 2018 (1)(2)	December 31, 2017 (1)(2)
U.S. Treasuries	$445	$587
U.S. Government agencies and authorities	9	5
U.S. corporate public securities	1,016	967
Short-term investments	—	—
Foreign corporate public securities and foreign governments	401	338
Payables under securities loan agreements	$1,871	$1,897
(1)As of September 30, 2018 and December 31, 2017, borrowings under securities lending transactions include cash collateral of $1,739 and $1,589, respectively.
(2)As of September 30, 2018 and December 31, 2017, borrowings under securities lending transactions include non-cash collateral of $132 and $308, respectively.

The Company's securities lending activities are conducted on an overnight basis, and all securities loaned can be recalled at any time. The Company does not offset assets and liabilities associated with its securities lending program.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized Capital Losses

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of September 30, 2018:

	Six Months or Less Below Amortized Cost			More Than Six Months and Twelve Months or Less Below Amortized Cost		More Than Twelve Months Below Amortized Cost		Total
	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses
U.S. Treasuries	$21	$—	*	$81	$3	$54	$2	$156	$5
State, municipalities and political subdivisions	467	9		307	13	220	16	994	38
U.S. corporate public securities	2,727	53		3,084	139	732	79	6,543	271
U.S. corporate private securities	1,010	11		1,268	44	846	94	3,124	149
Foreign corporate public securities and foreign governments	987	17		1,223	62	194	25	2,404	104
Foreign corporate private securities	977	52		805	33	336	34	2,118	119
Residential mortgage-backed	384	6		432	25	537	49	1,353	80
Commercial mortgage-backed	1,031	14		749	41	298	22	2,078	77
Other asset-backed	714	5		239	6	68	2	1,021	13
Total	$8,318	$167		$8,188	$366	$3,285	$323	$19,791	$856
*Less than $1.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments), along with the fair value of fixed maturity securities, including securities pledged, by market sector and duration were as follows as of December 31, 2017:

	Six Months or Less Below Amortized Cost		More Than Six Months and Twelve Months or Less Below Amortized Cost			More Than Twelve Months Below Amortized Cost			Total
	Fair Value	Unrealized Capital Losses	Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses		Fair Value	Unrealized Capital Losses
U.S. Treasuries	$166	$2	$—	$—		$15	$—	*	$181	$2
State, municipalities and political subdivisions	356	9	6	—		35	2		397	11
U.S. corporate public securities	1,399	47	8	—		114	3		1,521	50
U.S. corporate private securities	1,068	46	—	—		84	4		1,152	50
Foreign corporate public securities and foreign governments	463	17	6	—		26	1		495	18
Foreign corporate private securities	493	64	9	—		8	—		510	64
Residential mortgage-backed	967	32	6	—		81	2		1,054	34
Commercial mortgage-backed	756	10	18	—		86	1		860	11
Other asset-backed	374	3	4	—	*	27	—		405	3
Total	$6,042	$230	$57	$—		$476	$13		$6,575	$243
* Less than $1.

Of the unrealized capital losses aged more than twelve months, the average market value of the related fixed maturities was 91.0% and 97.3% of the average book value as of September 30, 2018 and December 31, 2017, respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, for instances in which fair value declined below amortized cost by greater than or less than 20% for consecutive months as indicated in the tables below, were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2018
Six months or less below amortized cost	$8,430	$168	$138	$49	1,042	22
More than six months and twelve months or less below amortized cost	9,604	25	425	6	1,381	7
More than twelve months below amortized cost	2,295	125	203	35	340	16
Total	$20,329	$318	$766	$90	2,763	45

December 31, 2017
Six months or less below amortized cost	$6,126	$196	$148	$82	1,098	38
More than six months and twelve months or less below amortized cost	48	—	1	—	14	—
More than twelve months below amortized cost	448	—	12	—	87	—
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Unrealized capital losses (including noncredit impairments) in fixed maturities, including securities pledged, by market sector for instances in which fair value declined below amortized cost by greater than or less than 20% were as follows as of the dates indicated:

	Amortized Cost		Unrealized Capital Losses		Number of Securities
	< 20%	> 20%	< 20%	> 20%	< 20%	> 20%
September 30, 2018
U.S. Treasuries	$161	$—	$5	$—	27	—
State, municipalities and political subdivisions	1,032	—	38	—	197	—
U.S. corporate public securities	6,778	36	262	9	898	2
U.S. corporate private securities	3,179	94	124	25	226	2
Foreign corporate public securities and foreign governments	2,469	39	96	8	326	4
Foreign corporate private securities	2,143	94	86	33	134	3
Residential mortgage-backed	1,379	54	66	14	415	33
Commercial mortgage-backed	2,155	—	77	—	329	—
Other asset-backed	1,033	1	12	1	211	1
Total	$20,329	$318	$766	$90	2,763	45

December 31, 2017
U.S. Treasuries	$183	$—	$2	$—	29	—
State, municipalities and political subdivisions	408	—	11	—	103	—
U.S. corporate public securities	1,553	18	45	5	232	2
U.S. corporate private securities	1,129	73	28	22	73	2
Foreign corporate public securities and foreign governments	506	7	16	2	84	1
Foreign corporate private securities	490	84	16	48	35	6
Residential mortgage-backed	1,075	13	29	5	334	25
Commercial mortgage-backed	871	—	11	—	164	—
Other asset-backed	407	1	3	—	145	2
Total	$6,622	$196	$161	$82	1,199	38

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize loan-to-value, credit enhancement and fixed floating rate details for residential mortgage-backed securities ("RMBS") and Other ABS in a gross unrealized loss position as of the dates indicated:

	Loan-to-Value Ratio
	Amortized Cost		Unrealized Capital Losses
September 30, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS > 100%	$—	$—	$—	$—
Non-agency RMBS > 90% - 100%	—	—	—	—
Non-agency RMBS 80% - 90%	—	—	—	—
Non-agency RMBS < 80%	400	—	13	—
Agency RMBS	993	54	53	14
Other ABS (Non-RMBS)	1,019	1	12	1
Total RMBS and Other ABS	$2,412	$55	$78	$15

	Credit Enhancement Percentage
	Amortized Cost		Unrealized Capital Losses
September 30, 2018	< 20%	> 20%	< 20%	> 20%
RMBS and Other ABS(1)
Non-agency RMBS 10% +	$345	$—	$11	$—
Non-agency RMBS > 5% - 10%	6	—	—	—
Non-agency RMBS > 0% - 5%	33	—	1	—
Non-agency RMBS 0%	16	—	1	—
Agency RMBS	993	54	53	14
Other ABS (Non-RMBS)	1,019	1	12	1
Total RMBS and Other ABS	$2,412	$55	$78	$15

	Fixed Rate/Floating Rate
	Amortized Cost		Unrealized Capital Losses
September 30, 2018	< 20%	> 20%	< 20%	> 20%
Fixed Rate	$1,439	$7	$49	$2
Floating Rate	973	48	29	13
Total	$2,412	$55	$78	$15
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Troubled Debt Restructuring

The Company invests in high quality, well performing portfolios of commercial mortgage loans and private placements. Under certain circumstances, modifications are granted to these contracts. Each modification is evaluated as to whether a troubled debt restructuring has occurred. A modification is a troubled debt restructuring when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the face amount or maturity amount of the debt as originally stated, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. A valuation allowance may have been recorded prior to the quarter when the loan is modified in a troubled debt restructuring. Accordingly, the carrying value (net of the specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. As of September 30, 2018, the Company did not have any new commercial mortgage loan or private placement troubled debt restructuring. As of December 31, 2017 the Company did not have any new commercial mortgage loan troubled debt restructuring and had one private placement troubled debt restructuring with a pre-modification and post-modification carrying value of $22.

As of September 30, 2018 and December 31, 2017, the Company did not have any commercial mortgage loans or private placements modified in a troubled debt restructuring with a subsequent payment default.

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

The following table summarizes the Company's investment in mortgage loans as of the dates indicated:

	September 30, 2018			December 31, 2017
	Impaired	Non Impaired	Total	Impaired	Non Impaired	Total
Commercial mortgage loans	$4	$8,860	$8,864	$4	$8,685	$8,689
Collective valuation allowance for losses	N/A	(2)	(2)	N/A	(3)	(3)
Total net commercial mortgage loans	$4	$8,858	$8,862	$4	$8,682	$8,686
N/A - Not Applicable

There were no impairments taken on the mortgage loan portfolio for the three and nine months ended September 30, 2018 and 2017.

The following table summarizes the activity in the allowance for losses for commercial mortgage loans for the periods indicated:

	September 30, 2018	December 31, 2017
Collective valuation allowance for losses, balance at January 1	$3	$3
Addition to (reduction of) allowance for losses	(1)	—
Collective valuation allowance for losses, end of period	$2	$3

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and unpaid principal balances of impaired mortgage loans were as follows as of the dates indicated:

	September 30, 2018	December 31, 2017
Impaired loans without allowances for losses	$4	$4
Less: Allowances for losses on impaired loans	—	—
Impaired loans, net	$4	$4
Unpaid principal balance of impaired loans	$6	$6

As of September 30, 2018 and December 31, 2017, the Company did not have any impaired loans with allowances for losses.

The Company defines delinquent mortgage loans consistent with industry practice as 60 days past due. The Company's policy is to recognize interest income until a loan becomes 90 days delinquent or foreclosure proceedings are commenced, at which point interest accrual is discontinued. Interest accrual is not resumed until the loan is brought current.

There were no mortgage loans in the Company's portfolio in process of foreclosure as of September 30, 2018 and December 31, 2017.

There were no loans 30 days or less in arrears, with respect to principal and interest as of September 30, 2018 and December 31, 2017.

The following tables present information on the average investment during the period in impaired loans and interest income recognized on impaired and troubled debt restructured loans for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Impaired loans, average investment during the period (amortized cost) (1)	$4	$4
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
(1) Includes amounts for Troubled debt restructured loans.

	Nine Months Ended September 30,
	2018	2017
Impaired loans, average investment during the period (amortized cost) (1)	$4	$5
Interest income recognized on impaired loans, on an accrual basis (1)	—	—
Interest income recognized on impaired loans, on a cash basis (1)	—	—
Interest income recognized on troubled debt restructured loans, on an accrual basis	—	—
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the LTV ratios as of the dates indicated:

	September 30, 2018(1)	December 31, 2017(1)
Loan-to-Value Ratio:
0% - 50%	$844	$849
> 50% - 60%	2,120	2,125
> 60% - 70%	5,131	5,144
> 70% - 80%	718	551
> 80% and above	51	20
Total Commercial mortgage loans	$8,864	$8,689
(1) Balances do not include collective valuation allowance for losses.

The following table presents the DSC ratios as of the dates indicated:

	September 30, 2018 (1)	December 31, 2017 (1)
Debt Service Coverage Ratio:
Greater than 1.5x	$7,021	$7,013
> 1.25x - 1.5x	707	655
> 1.0x - 1.25x	977	893
Less than 1.0x	104	105
Commercial mortgage loans secured by land or construction loans	55	23
Total Commercial mortgage loans	$8,864	$8,689
(1) Balances do not include collective valuation allowance for losses.

Properties collateralizing mortgage loans are geographically dispersed throughout the United States, as well as diversified by property type, as reflected in the following tables as of the dates indicated:

	September 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by U.S. Region:
Pacific	$2,070	23.4%	$2,024	23.4%
South Atlantic	1,818	20.6%	1,716	19.7%
Middle Atlantic	1,543	17.4%	1,612	18.5%
West South Central	1,002	11.3%	959	11.0%
Mountain	925	10.4%	859	9.9%
East North Central	864	9.7%	884	10.2%
New England	155	1.7%	161	1.8%
West North Central	418	4.7%	391	4.5%
East South Central	69	0.8%	83	1.0%
Total Commercial mortgage loans	$8,864	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	September 30, 2018 (1)		December 31, 2017 (1)
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Commercial Mortgage Loans by Property Type:
Retail	$2,515	28.3%	$2,587	29.7%
Industrial	2,080	23.5%	2,108	24.3%
Apartments	2,147	24.2%	1,849	21.3%
Office	1,310	14.8%	1,384	15.9%
Hotel/Motel	319	3.6%	309	3.6%
Other	415	4.7%	364	4.2%
Mixed Use	78	0.9%	88	1.0%
Total Commercial mortgage loans	$8,864	100.0%	$8,689	100.0%
(1) Balances do not include collective valuation allowance for losses.

The following table presents mortgages by year of origination as of the dates indicated:

	September 30, 2018 (1)	December 31, 2017 (1)
Year of Origination:
2018	$650	$—
2017	1,560	1,525
2016	1,440	1,428
2015	1,191	1,250
2014	1,234	1,303
2013	1,189	1,287
2012 and prior	1,600	1,896
Total Commercial mortgage loans	$8,864	$8,689
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables identify the Company's credit-related and intent-related impairments included in the Condensed Consolidated Statements of Operations, excluding impairments included in Other comprehensive income (loss) by type for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	—	$—	*	3
U.S. corporate public securities	6	2	—		—
Foreign corporate private securities(1)	—	—	—	*	1
Residential mortgage-backed	1	18	1		14
Commercial mortgage-backed	—	—	—		—
Total	$7	20	$1		18
* Less than $1
(1) Primarily U.S. dollar denominated.
	Nine Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
State, municipalities and political subdivisions	$—	—	$1		3
U.S. corporate public securities	6	2	—	*	1
Foreign corporate private securities(1)	14	1	—	*	1
Residential mortgage-backed	2	39	2		45
Commercial mortgage-backed	—	—	1		4
Total	$22	42	$4		54
* Less than $1
(1) Primarily U.S. dollar denominated.

The above tables include $15 of write-downs related to credit impairments for the nine months ended September 30, 2018 in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. There were immaterial write-downs related to credit impairments for the three months ended September 30, 2018. The remaining $7 in write-downs for the three and nine months ended September 30, 2018 are related to intent impairments.

The above tables include $1 and $3 of write-downs related to credit impairments for the three and nine months ended September 30, 2017, respectively, in Other-than-temporary impairments, which are recognized in the Condensed Consolidated Statements of Operations. The remaining $1 in write-downs for the nine months ended September 30, 2017 are related to intent impairments. There were immaterial write-downs related to intent impairments for the three months ended September 30, 2017.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes these intent impairments, which are also recognized in earnings, by type for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$6	2	$—		—
Residential mortgage-backed	1	9	—	*	3
Commercial mortgage-backed	—	—	—		—
Total	$7	11	$—	*	3
(1) Primarily U.S. dollar denominated.
* Less than $1
	Nine Months Ended September 30,
	2018		2017
	Impairment	No. of Securities	Impairment		No. of Securities
U.S. corporate public securities	$6	2	$—	*	1
Residential mortgage-backed	1	14	—	*	8
Commercial mortgage-backed	—	—	1		3
Total	$7	16	$1		12
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables present the amount of credit impairments on fixed maturities for which a portion of the OTTI loss was recognized in Other comprehensive income (loss) and the corresponding changes in such amounts for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Balance at July 1	$22	$27
Additional credit impairments:
On securities previously impaired	3	—
Reductions:
Increase in cash flows	—	—
Securities sold, matured, prepaid or paid down	3	1
Balance at September 30	$22	$26

	Nine Months Ended September 30,
	2018	2017
Balance at January 1	$40	$33
Additional credit impairments:
On securities previously impaired	3	1
Reductions:
Increase in cash flows	—	1
Securities sold, matured, prepaid or paid down	21	7
Balance at September 30	$22	$26

Net Investment Income

The following table summarizes Net investment income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities	$676	$671	$2,024	$2,021
Equity securities	4	2	10	6
Mortgage loans on real estate	102	98	298	291
Policy loans	24	25	75	76
Short-term investments and cash equivalents	3	3	12	7
Other	76	10	136	111
Gross investment income	885	809	2,555	2,512
Less: investment expenses	30	14	64	42
Net investment income	$855	$795	$2,491	$2,470

As of September 30, 2018 and December 31, 2017, the Company had $3 and $5, respectively, of investments in fixed maturities that did not produce net investment income. Fixed maturities are moved to a non-accrual status when the investment defaults.

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

Net realized capital gains (losses) were as follows for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$9	$11
Fixed maturities, at fair value option	(107)	(69)
Equity securities	(1)	(1)
Derivatives	55	20
Embedded derivatives - fixed maturities	(3)	(3)
Guaranteed benefit derivatives	1	(8)
Other investments	—	(3)
Net realized capital gains (losses)	$(46)	$(53)
After-tax net realized capital gains (losses)	$(30)	$(33)

	Nine Months Ended September 30,
	2018	2017
Fixed maturities, available-for-sale, including securities pledged	$(31)	$(8)
Fixed maturities, at fair value option	(440)	(179)
Equity securities	(3)	(1)
Derivatives	87	56
Embedded derivatives - fixed maturities	(15)	(12)
Guaranteed benefit derivatives	44	(22)
Other investments	11	2
Net realized capital gains (losses)	$(347)	$(164)
After-tax net realized capital gains (losses)	$(267)	$(98)

For the three and nine months ended September 30, 2018, the change in the fair value of equity securities still held as of September 30, 2018 was $(1) and $(3), respectively.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Proceeds from the sale of fixed maturities and equity securities, available-for-sale and the related gross realized gains and losses, before tax, were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds on sales	$287	$1,669	$4,089	$3,358
Gross gains	10	33	42	53
Gross losses	8	15	65	41

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The notional amounts and fair values of derivatives were as follows as of the dates indicated:

	September 30, 2018			December 31, 2017
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Interest rate contracts	$44	$—	$—	$56	$—	$—
Foreign exchange contracts	700	4	46	625	—	60
Derivatives: Non-qualifying for hedge accounting(1)
Interest rate contracts	24,408	205	61	27,482	173	58
Foreign exchange contracts	36	1	—	85	—	2
Equity contracts	1,647	194	15	1,526	198	19
Credit contracts	1,178	18	4	1,983	26	10
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments	N/A	22	—	N/A	37	—
Within products	N/A	—	233	N/A	—	306
Within reinsurance agreements	N/A	—	32	N/A	—	129
Total		$444	$391		$434	$584
(1) Open derivative contracts are reported as Derivatives assets or liabilities on the Condensed Consolidated Balance Sheets at fair value.
N/A - Not Applicable

Based on the notional amounts, a substantial portion of the Company’s derivative positions was not designated or did not qualify for hedge accounting as part of a hedging relationship as of September 30, 2018 and December 31, 2017. The Company utilizes derivative contracts mainly to hedge exposure to variability in cash flows, interest rate risk, credit risk, foreign exchange risk and equity market risk. The majority of derivatives used by the Company are designated as product hedges, which hedge the exposure arising from insurance liabilities or guarantees embedded in the contracts the Company offers through various product lines. These derivatives do not qualify for hedge accounting as they do not meet the criteria of being "highly effective" as outlined in ASC Topic 815, but do provide an economic hedge, which is in line with the Company’s risk management objectives. The Company also uses derivatives contracts to hedge its exposure to various risks associated with the investment portfolio. The Company does not seek hedge accounting treatment for certain of these derivatives as they generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules outlined in ASC Topic 815. The Company also uses credit default swaps coupled with other investments in order to produce the investment characteristics of otherwise permissible investments that do not qualify as effective accounting hedges under ASC Topic 815.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Although the Company has not elected to net its derivative exposures, the notional amounts and fair values of Over-The-Counter ("OTC") and cleared derivatives excluding exchange traded contracts and forward contracts (To Be Announced mortgage-backed securities) are presented in the tables below as of the dates indicated:

	September 30, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value
Credit contracts	$1,178	$18	$4
Equity contracts	1,534	194	15
Foreign exchange contracts	736	5	46
Interest rate contracts	21,663	205	60
		422	125
Counterparty netting(1)		(80)	(80)
Cash collateral netting(1)		(306)	(1)
Securities collateral netting(1)		(25)	(44)
Net receivables/payables		$11	$—
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

Collateral

Under the terms of the OTC Derivative International Swaps and Derivatives Association, Inc. ("ISDA") agreements, the Company may receive from, or deliver to, counterparties collateral to assure that terms of the ISDA agreements will be met with regard to the Credit Support Annex ("CSA"). The terms of the CSA call for the Company to pay interest on any cash received equal to the Federal Funds rate. To the extent cash collateral is received and delivered, it is included in Payables under securities loan agreements, including collateral held and Short-term investments under securities loan agreements, including collateral delivered, respectively, on the Condensed Consolidated Balance Sheets and is reinvested in short-term investments. Collateral held is used in accordance with the CSA to satisfy any obligations. Investment grade bonds owned by the Company are the source of noncash collateral posted, which is reported in Securities pledged on the Condensed Consolidated Balance Sheets. As of September 30, 2018, the Company held $157 and $156 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. As of December 31, 2017, the Company held $174 and $73 of net cash collateral related to OTC derivative contracts and cleared derivative contracts, respectively. In addition, as of September 30, 2018, the Company delivered $254 of securities and held $25 of securities as collateral. As of December 31, 2017, the Company delivered $233 of securities and held $38 of securities as collateral.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Net realized gains (losses) on derivatives were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives: Qualifying for hedge accounting(1)
Cash flow hedges:
Foreign exchange contracts	$3	$3	$7	$24
Derivatives: Non-qualifying for hedge accounting(2)
Interest rate contracts	28	1	61	(7)
Foreign exchange contracts	1	(3)	4	(6)
Equity contracts	20	15	11	30
Credit contracts	3	4	4	15
Embedded derivatives and Managed custody guarantees:
Within fixed maturity investments(2)	(3)	(3)	(15)	(12)
Within products(2)	1	(8)	44	(22)
Within reinsurance agreements(3)	6	(10)	94	(44)
Total	$59	$(1)	$210	$(22)
(1) Changes in value for effective fair value hedges are recorded in Other net realized capital gains (losses). Changes in fair value upon disposal for effective cash flow hedges are amortized through Net investment income and the ineffective portion is recorded in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018 and 2017, ineffective amounts were immaterial.
(2) Changes in value are included in Other net realized capital gains (losses) in the Condensed Consolidated Statements of Operations.
(3) Changes in value are included in Policyholder benefits in the Condensed Consolidated Statements of Operations.

Credit Default Swaps

The Company has entered into various credit default swaps. When credit default swaps are sold, the Company assumes credit exposure to certain assets that it does not own. Credit default swaps may also be purchased to reduce credit exposure in the Company’s portfolio. Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. As of September 30, 2018, the fair values of credit default swaps of $18 and $4 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2017, the fair values of credit default swaps of $26 and $10 were included in Derivatives assets and Derivatives liabilities, respectively, on the Condensed Consolidated Balance Sheets. As of September 30, 2018, the maximum potential future net exposure to the Company was $0.9 billion on credit default swap protection sold. As of December 31, 2017, the maximum potential future net exposure to the Company was $1.5 billion on credit default swap protection sold. These instruments are typically written for a maturity period of 5 years and contain no recourse provisions. If the Company's current debt and claims paying ratings were downgraded in the future, the terms in the Company's derivative agreements may be triggered, which could negatively impact overall liquidity.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,570	$519	$—	$2,089
U.S. Government agencies and authorities	—	238	—	238
State, municipalities and political subdivisions	—	1,631	—	1,631
U.S. corporate public securities	—	20,337	44	20,381
U.S. corporate private securities	—	4,928	1,490	6,418
Foreign corporate public securities and foreign governments(1)	—	5,515	27	5,542
Foreign corporate private securities(1)	—	4,865	238	5,103
Residential mortgage-backed securities	—	4,538	61	4,599
Commercial mortgage-backed securities	—	3,089	27	3,116
Other asset-backed securities	—	1,848	169	2,017
Total fixed maturities, including securities pledged	1,570	47,508	2,056	51,134
Equity securities	173	—	105	278
Derivatives:
Interest rate contracts	—	205	—	205
Foreign exchange contracts	—	5	—	5
Equity contracts	—	40	154	194
Credit contracts	—	18	—	18
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,633	23	—	3,656
Assets held in separate accounts	74,948	5,933	56	80,937
Total assets	$80,324	$53,732	$2,371	$136,427
Percentage of Level to total	59%	39%	2%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$160	$160
Stabilizer and MCGs	—	—	41	41
Other(2)	—	—	32	32
Other derivatives:
Interest rate contracts	1	60	—	61
Foreign exchange contracts	—	46	—	46
Equity contracts	—	15	—	15
Credit contracts	—	4	—	4
Embedded derivative on reinsurance	—	32	—	32
Total liabilities	$1	$157	$233	$391
(1) Primarily U.S. dollar denominated.
(2)Includes Guaranteed minimum withdrawal benefits with life payouts ("GMWBL"), Guaranteed minimum withdrawal benefits ("GMWB") and Fixed Indexed Annuities ("FIA").

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Fixed maturities, including securities pledged:
U.S. Treasuries	$1,921	$601	$—	$2,522
U.S. Government agencies and authorities	—	275	—	275
State, municipalities and political subdivisions	—	1,913	—	1,913
U.S. corporate public securities	—	23,201	57	23,258
U.S. corporate private securities	—	4,706	1,127	5,833
Foreign corporate public securities and foreign governments(1)	—	5,705	11	5,716
Foreign corporate private securities(1)	—	4,992	169	5,161
Residential mortgage-backed securities	—	4,482	42	4,524
Commercial mortgage-backed securities	—	2,687	17	2,704
Other asset-backed securities	—	1,436	92	1,528
Total fixed maturities, including securities pledged	1,921	49,998	1,515	53,434
Equity securities, available-for-sale	278	—	102	380
Derivatives:
Interest rate contracts	—	173	—	173
Equity contracts	—	44	154	198
Credit contracts	—	21	5	26
Cash and cash equivalents, short-term investments and short-term investments under securities loan agreements	3,277	38	—	3,315
Assets held in separate accounts	72,535	5,059	11	77,605
Total assets	$78,011	$55,333	$1,787	$135,131
Percentage of Level to total	58%	41%	1%	100%
Liabilities:
Derivatives:
Guaranteed benefit derivatives:
IUL	$—	$—	$159	$159
Stabilizer and MCGs	—	—	97	97
Other(2)	—	—	50	50
Other derivatives:
Interest rate contracts	—	58	—	58
Foreign exchange contracts	—	62	—	62
Equity contracts	—	19	—	19
Credit contracts	—	10	—	10
Embedded derivative on reinsurance	—	129	—	129
Total liabilities	$—	$278	$306	$584
(1)Primarily U.S. dollar denominated.
(2)Includes GMWBL, GMWB and FIA.

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

Equity securities: Fair values of publicly traded equity securities are based upon quoted market price and are classified as Level 1 assets. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued by other sources such as analytics or brokers and are classified as Level 2 or Level 3 assets.

Derivatives: Derivatives are carried at fair value, which is determined using the Company’s derivative accounting system in conjunction with observable key financial data from third-party sources, such as yield curves, exchange rates, S&P 500 Index prices, London Interbank Offered Rates ("LIBOR") and Overnight Index Swap ("OIS") rates. The Company uses OIS for valuations of collateralized interest rate derivatives, which are obtained from third-party sources. For those derivatives that are unable to be valued by the accounting system, the Company typically utilizes values established by third-party brokers. Counterparty credit risk is considered and incorporated in the Company’s valuation process through counterparty credit rating requirements and monitoring of overall exposure. It is the Company’s policy to transact only with investment grade counterparties with a credit rating of A- or better. The Company’s nonperformance risk is also considered and incorporated in the Company’s valuation process. Valuations for the Company’s futures and interest rate forward contracts are based on unadjusted quoted prices from an active exchange and, therefore, are classified as Level 1. The Company also has certain credit default swaps and options that are priced by third party vendors or by using models that primarily use market observable inputs, but contain inputs that are not observable to market participants, which have been classified as Level 3. The remaining derivative instruments are valued based on market observable inputs and are classified as Level 2.

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

Guaranteed benefit derivatives: The Company records reserves for annuity contracts containing GMWBL and GMWB riders. The guarantee is an embedded derivative and is required to be accounted for separately from the host variable annuity contract. The fair value of the obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

produced by using stochastic techniques under a variety of market return scenarios and other market implied assumptions. These derivatives are classified as Level 3 liabilities in the fair value hierarchy.

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

The discount rate used to determine the fair value of the Company's GMWBL, GMWB, FIA, IUL and Stabilizer embedded derivative liabilities and the stand-alone derivative for MCG includes an adjustment to reflect the risk that these obligations will not be fulfilled ("nonperformance risk"). The nonperformance risk adjustment incorporates a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance subsidiary that issued the guarantee, as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

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

Transfers in and out of Level 1 and 2

There were no securities transferred between Level 1 and Level 2 for the three and nine months ended September 30, 2018 and 2017. The Company's policy is to recognize transfers in and transfers out as of the beginning of the reporting period.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2018
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$44	$—	$—	$—	$—	$—	$—	$—	$—	$44	$—
U.S. corporate private securities	1,285	—	(8)	168	—	—	(11)	67	(11)	1,490	—
Foreign corporate public securities and foreign governments(1)	12	—	—	15	—	—	—	—	—	27	—
Foreign corporate private securities(1)	234	—	(8)	20	—	—	(21)	13	—	238	—
Residential mortgage-backed securities	43	(3)	—	31	—	—	—	—	(10)	61	(3)
Commercial mortgage-backed securities	26	—	—	27	—	—	—	—	(26)	27	—
Other asset-backed securities	164	—	—	57	—	—	(1)	—	(51)	169	—
Total fixed maturities, including securities pledged	1,808	(3)	(16)	318	—	—	(33)	80	(98)	2,056	(3)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2018 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities	$105	$—	$—	$—	$—	$—	$—	$—	$—	$105	$—
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(142)	(26)	—	—	(12)	—	20	—	—	(160)	—
Stabilizer and MCGs (2)	(63)	23	—	—	—	—	(1)	—	—	(41)	—
Other (2)(6)	(40)	4	—	—	(3)	—	7	—	—	(32)	—
Other derivatives, net	140	17	—	11	—	—	(14)	—	—	154	14
Assets held in separate accounts (5)	38	—	—	23	—	—	—	—	(5)	56	—
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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$57	$—	$(1)	$9	$—	$(13)	$—	$—	$(8)	$44	$—
U.S. corporate private securities	1,127	6	(52)	368	—	(7)	(53)	112	(11)	1,490	—
Foreign corporate public securities and foreign governments(1)	11	—	1	15	—	—	—	—	—	27	—
Foreign corporate private securities(1)	169	(5)	13	154	—	(71)	(22)	—	—	238	(13)
Residential mortgage-backed securities	42	(8)	(1)	33	—	—	—	—	(5)	61	(8)
Commercial mortgage-backed securities	17	—	—	27	—	—	—	—	(17)	27	—
Other asset-backed securities	92	—	(3)	95	—	—	(4)	35	(46)	169	—
Total fixed maturities, including securities pledged	1,515	(7)	(43)	701	—	(91)	(79)	147	(87)	2,056	(21)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities	$102	$(2)	$—	$7	$—	$(2)	$—	$—	$—	$105	$(2)
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(159)	(19)	—	—	(38)	—	56	—	—	(160)	—
Stabilizer and MCGs(2)	(97)	58	—	—	(2)	—	—	—	—	(41)	—
Other (2)(6)	(50)	5	—	—	(1)	—	14	—	—	(32)	—
Other derivatives, net	159	9	—	31	—	—	(45)	—	—	154	(5)
Assets held in separate accounts(5)	11	—	—	50	—	—	—	—	(5)	56	—
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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following tables summarize the change in fair value of the Company’s Level 3 assets and liabilities and transfers in and out of Level 3 for the periods indicated:

	Three Months Ended September 30, 2017
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$58	$—	$—	$—	$—	$—	$—	$—	$—	$58	$—
U.S. corporate private securities	1,020	—	1	4	—	(3)	(25)	16	—	1,013	—
Foreign corporate public securities and foreign governments (1)	11	—	—	—	—	—	—	—	—	11	—
Foreign corporate private securities (1)	200	—	2	37	—	—	(2)	—	—	237	—
Residential mortgage-backed securities	72	(5)	—	11	—	—	—	—	(27)	51	(5)
Commercial mortgage-backed securities	16	—	—	17	—	—	—	—	(10)	23	—
Other asset-backed securities	77	—	1	80	—	—	(1)	—	(57)	100	—
Total fixed maturities, including securities pledged	1,454	(5)	4	149	—	(3)	(28)	16	(94)	1,493	(5)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2017 (continued)
	Fair Value as of July 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$102	$—	$—	$—	$—	$—	$—	$—	$—	$102	$—
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(107)	(22)	—	—	(8)	—	11	—	—	(126)	—
Stabilizer and MCGs(2)	(140)	8	—	—	(1)	—	—	—	—	(133)	—
Other (2)(6)	(58)	6	—	—	—	—	2	—	—	(50)	—
Other derivatives, net	111	19	—	7	—	—	(9)	—	—	128	16
Assets held in separate accounts(5)	3	—	—	4	—	—	—	—	(1)	6	—
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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Fixed maturities, including securities pledged:
U.S. corporate public securities	$12	$—	$1	$29	$—	$—	$(1)	$17	$—	$58	$—
U.S. corporate private securities	913	1	7	91	—	(5)	(35)	56	(15)	1,013	—
Foreign corporate public securities and foreign governments(1)	12	—	(1)	—	—	—	—	—	—	11	—
Foreign corporate private securities(1)	305	—	—	57	—	—	(37)	—	(88)	237	—
Residential mortgage-backed securities	57	(11)	1	11	—	(8)	(1)	2	—	51	(11)
Commercial mortgage-backed securities	16	—	—	23	—	—	(1)	—	(15)	23	—
Other asset-backed securities	53	—	1	80	—	—	(4)	2	(32)	100	1
Total fixed maturities, including securities pledged	1,368	(10)	9	291	—	(13)	(79)	77	(150)	1,493	(10)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017 (continued)
	Fair Value as of January 1	Total Realized/Unrealized Gains (Losses) Included in:		Purchases	Issuances	Sales	Settlements	Transfers into Level 3(3)	Transfers out of Level 3(3)	Fair Value as of September 30	Change In Unrealized Gains (Losses) Included in Earnings(4)
		Net Income	OCI
Equity securities, available-for-sale	$94	$—	$2	$8	$—	$(2)	$—	$—	$—	$102	$—
Derivatives:
Guaranteed benefit derivatives:
IUL(2)	(81)	(51)	—	—	(25)	—	31	—	—	(126)	—
Stabilizer and MCGs(2)	(150)	20	—	—	(3)	—	—	—	—	(133)	—
Other (2)(6)	(60)	9	—	—	(2)	—	3	—	—	(50)	—
Other derivatives, net	72	46	—	22	—	—	(12)	—	—	128	55
Assets held in separate accounts(5)	5	—	—	10	—	(3)	—	2	(8)	6	—
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
(6) Includes GMWBL, GMWB, and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

For the three and nine months ended September 30, 2018 and 2017, the transfers in and out of Level 3 for fixed maturities and separate accounts were due to the variation in inputs relied upon for valuation each quarter. Securities that are primarily valued using independent broker quotes when prices are not available from one of the commercial pricing services are reflected as transfers into Level 3. When securities are valued using more widely available information, the securities are transferred out of Level 3 and into Level 1 or 2, as appropriate.

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

Following is a description of selected inputs:

Interest Rate Volatility: A term-structure model is used to approximate implied volatility for the swap rates for the Stabilizer and MCG fair value measurements. Where no implied volatility is readily available in the market, an alternative approach is applied based on historical volatility.

Nonperformance Risk: For the estimate of the fair value of embedded derivatives associated with the Company's product guarantees, the Company uses a blend of observable, similarly rated peer holding company credit spreads, adjusted to reflect the credit quality of the individual insurance company subsidiary that issued the guarantee as well as an adjustment to reflect the non-default spreads and the priority and recovery rates of policyholder claims.

Actuarial Assumptions: Management regularly reviews actuarial assumptions, which are based on the Company's experience and periodically reviewed against industry standards. Industry standards and Company experience may be limited on certain products.

The following table presents the unobservable inputs for Level 3 fair value measurements as of September 30, 2018:

	Range(1)
Unobservable Input	IUL		Stabilizer/MCGs
Interest rate implied volatility	—		0.1% to 6.3%
Nonperformance risk	0.28% to .58%		0.28% to .95%
Actuarial Assumptions:
Lapses	2% to 10%		0% to 50%	(2)
Policyholder Deposits(3)	—		0% to 50%	(2)
Mortality	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

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
(3) Measured as a percentage of assets under management or assets under administration.
(4) The mortality rate, along with the associated cost of insurance charges, are based on the 2001 Commissioner's Standard Ordinary table with mortality improvements.

The following table presents the unobservable inputs for Level 3 fair value measurements as of December 31, 2017:

	Range(1)
Unobservable Input	IUL		Stabilizer/MCGs
Interest rate implied volatility	—		0.1% to 6.3%
Nonperformance risk	0.02% to 0.54%		0.02% to 1.1%
Actuarial Assumptions:
Lapses	2% to 10%		0% to 50%	(2)
Policyholder Deposits(3)	—		0% to 50%	(2)
Mortality	—	(4)	—

(1)	Represents the range of reasonable assumptions that management has used in its fair value calculations.
(2) Stabilizer contracts with recordkeeping agreements have a different range of lapse and policyholder deposit assumptions from Stabilizer (Investment only) and MCG contracts as shown below:

	Percentage of Plans	Overall Range of Lapse Rates	Range of Lapse Rates for 85% of Plans	Overall Range of Policyholder Deposits	Range of Policyholder Deposits for 85% of Plans
Stabilizer (Investment Only) and MCG Contracts	92%	0-25%	0-15%	0-30%	0-15%
Stabilizer with Recordkeeping Agreements	8%	0-50%	0-30%	0-50%	0-25%
Aggregate of all plans	100%	0-50%	0-30%	0-50%	0-25%
(3) Measured as a percentage of assets under management or assets under administration.
(4) The mortality rate, along with the associated cost of insurance charges, are based on the 2001 Commissioner's Standard Ordinary table with mortality improvements.

Generally, the following will cause an increase (decrease) in the IUL embedded derivative fair value liabilities:

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The carrying values and estimated fair values of the Company’s financial instruments as of the dates indicated:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Fixed maturities, including securities pledged	$51,134	$51,134	$53,434	$53,434
Equity securities	323	323	380	380
Mortgage loans on real estate	8,862	8,816	8,686	8,748
Policy loans	1,832	1,832	1,888	1,888
Cash, cash equivalents, short-term investments and short-term investments under securities loan agreements	3,656	3,656	3,315	3,315
Derivatives	422	422	397	397
Notes Receivable (1)	—	—	350	445
Other investments	91	99	47	55
Assets held in separate accounts	80,937	80,937	77,605	77,605
Liabilities:
Investment contract liabilities:
Funding agreements without fixed maturities and deferred annuities(2)	33,588	36,219	33,986	38,553
Funding agreements with fixed maturities	1,178	1,185	501	501
Supplementary contracts, immediate annuities and other	992	995	1,275	1,285
Derivatives:
Guaranteed benefit derivatives:
IUL	160	160	159	159
Stabilizer and MCGs	41	41	97	97
Other (3)	32	32	50	50
Other derivatives	126	126	149	149
Short-term debt	1	1	337	337
Long-term debt	3,459	3,567	3,123	3,478
Embedded derivative on reinsurance	32	32	129	129
(1) Included in Other assets on the Condensed Consolidated Balance Sheets.
(2) Certain amounts included in Funding agreements without fixed maturities and deferred annuities are also reflected within the Guaranteed benefit derivatives section of the table above.
(3)Includes GMWBL, GMWB and FIA.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table presents the classifications of financial instruments which are not carried at fair value on the Condensed Consolidated Balance Sheets:

Financial Instrument	Classification
Mortgage loans on real estate	Level 3
Policy loans	Level 2
Notes receivable	Level 2
Other investments	Level 2
Funding agreements without fixed maturities and deferred annuities	Level 3
Funding agreements with fixed maturities	Level 2
Supplementary contracts and immediate annuities	Level 3
Short-term debt and Long-term debt	Level 2

6.    Deferred Policy Acquisition Costs and Value of Business Acquired

The following tables present a rollforward of DAC and VOBA for the periods indicated:

	2018
	DAC	VOBA		Total
Balance as of January 1, 2018	$2,818	$556		$3,374
Deferrals of commissions and expenses	147	7		154
Amortization:
Amortization, excluding unlocking	(276)	(77)		(353)
Unlocking(1)	(92)	4		(88)
Interest accrued	137	44	(2)	181
Net amortization included in Condensed Consolidated Statements of Operations	(231)	(29)		(260)
Change due to unrealized capital gains/losses on available-for-sale securities	515	278		793
Balance as of September 30, 2018	$3,249	$812		$4,061

	2017
	DAC	VOBA		Total
Balance as of January 1, 2017	$3,186	$811		$3,997
Deferrals of commissions and expenses	176	6		182
Amortization:
Amortization, excluding unlocking	(327)	(112)		(439)
Unlocking(1)	(119)	(102)		(221)
Interest accrued	142	50	(2)	192
Net amortization included in Condensed Consolidated Statements of Operations	(304)	(164)		(468)
Change due to unrealized capital gains/losses on available-for-sale securities	(208)	(100)		(308)
Balance as of September 30, 2017	$2,850	$553		$3,403
(1) Includes the impacts of annual review of assumptions which typically occurs in the third quarter; and retrospective and prospective unlocking. Additionally, the 2018 amounts include unfavorable unlocking for DAC and VOBA of $25 and $26, respectively, associated with an update to assumptions related to customer consents of changes to guaranteed minimum interest rate provisions. The 2017 amounts include unfavorable unlocking for DAC and VOBA of $80 and $140, respectively, associated with consent acceptances received from customers and expected future acceptances of customer consents to changes related to guaranteed minimum interest rate provisions of certain retirement plan contracts with fixed investment options.
(2) Interest accrued at the following rates for VOBA: 3.5% to 7.4% during 2018 and 4.1% to 7.4% during 2017.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

7.     Share-based Incentive Compensation Plans

The Company has provided equity-based compensation awards to its employees under the ING U.S., Inc. 2013 Omnibus Employee Incentive Plan (the "2013 Omnibus Plan") and the Voya Financial, Inc. 2014 Omnibus Employee Incentive Plan (the "2014 Omnibus Plan"). As of September 30, 2018, common stock reserved and available for issuance under the 2013 Omnibus Plan and the 2014 Omnibus Plan was 347,663 and 6,274,058 shares, respectively.

The Company offers equity-based awards to Voya Financial, Inc. non-employee directors under the Voya Financial, Inc. 2013 Omnibus Non-Employee Director Incentive Plan ("Director Plan").

Compensation Cost

The following table summarizes share-based compensation expense, which includes expenses related to awards granted under the Omnibus Plans and Director Plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted Stock Unit (RSU) awards	$11	$12	$40	$45
Performance Stock Unit (PSU) awards	9	13	36	35
Stock options	—	3	5	14
Total share-based compensation expense	20	28	81	94
Income tax benefit	4	9	19	31
After-tax share-based compensation expense	$16	$19	$62	$63

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Awards Outstanding

The following tables summarize the number of awards outstanding under the Omnibus Plans for the period indicated:

	RSU Awards		PSU Awards
(awards in millions)	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards		Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018	3.0	$38.42	2.2		$35.53
Adjustment for PSU performance factor	N/A	N/A	—	*	42.70
Granted	1.0	50.55	0.8		53.21
Vested	(1.5)	38.48	(0.4)		40.67
Forfeited	(0.1)	42.37	(0.1)		41.25
Outstanding as of September 30, 2018	2.4	$43.24	2.5		$40.20
* Less than 0.1.

	Stock Options
(awards in millions)	Number of Awards		Weighted Average Exercise Price
Outstanding as of January 1, 2018	3.0		$37.60
Granted	—		—
Exercised	(0.4)		37.60
Forfeited	—	*	—
Outstanding as of September 30, 2018	2.6		$37.60
Vested, exercisable, as of September 30, 2018	2.6		$37.60
* Less than 0.1.

8.     Shareholders' Equity

Common Shares

The following table presents the rollforward of common shares used in calculating the weighted average shares utilized in the basic earnings per common share calculation for the periods indicated:

	Common Shares
(shares in millions)	Issued		Held in Treasury	Outstanding
Balance, January 1, 2017	268.0		73.4	194.6
Common shares issued	—	*	—	—	*
Common shares acquired - share repurchase	—		24.4	(24.4)
Share-based compensation	2.0		0.2	1.8
Balance, December 31, 2017	270.0		98.0	172.0
Common shares issued	—		—	—
Common shares acquired - share repurchase	—		16.7	(16.7)
Share-based compensation	2.3		0.5	1.8
Balance, September 30, 2018	272.3		115.2	157.1
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
On February 1, 2018, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company’s common stock authorized for repurchase by $500. On October 25, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the the aggregate amount of the Company's common stock authorized for repurchase by $500. The current share repurchase authorization expires on December 31, 2019 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

On December 26, 2017, the Company entered into a share repurchase arrangement with a third-party financial institution, pursuant to which the Company made an up-front payment of $500 and received initial delivery of 7,821,666 shares during the fourth quarter of 2017. This arrangement closed on March 26, 2018 and an additional 1,947,413 shares were delivered.

Subsequent to September 30, 2018, the Company repurchased 1,996,659 shares through a 10b5-1 plan for an aggregate purchase price of $94.

Warrants

On May 7, 2013, the Company issued to ING Group warrants to purchase up to 26,050,846 shares of the Company's common stock equal in the aggregate to 9.99% of the issued and outstanding shares of common stock at that date. The current exercise price of the warrants is $48.75 per share of common stock, subject to adjustments, including for stock dividends, cash dividends in excess of $0.01 per share a quarter, subdivisions, combinations, reclassifications and non-cash distributions. The warrants also provide for, upon the occurrence of certain change of control events affecting the Company, an increase in the number of shares to which a warrant holder will be entitled upon payment of the aggregate exercise price of the warrant. The warrants became exercisable to ING Group and its affiliates on January 1, 2017 and to all other holders starting on the first anniversary of the completion of the IPO (May 7, 2014). The warrants expire on the tenth anniversary of the completion of the IPO (May 7, 2023). The warrants are net share settled, which means that no cash will be payable by a warrant holder in respect of the exercise price of a warrant upon exercise, and are classified as permanent equity. They have been recorded at their fair value determined on the issuance date of May 7, 2013 in the amount of $94 as an addition and reduction to Additional-paid-in-capital. Warrant holders are not entitled to receive dividends. On March 12, 2018, ING Group sold its remaining interests in the warrants and no longer owns any warrants. As of September 30, 2018, no warrants have been exercised.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Preferred Stock

On September 12, 2018, the Company issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319. The ability of the Company to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of its common stock will be subject to certain restrictions in the event that the Company does not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last preceding dividend period.
The preferred stock is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. The Company may, at its option, redeem the preferred stock, (a) in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at a redemption price equal to $1,020 per share, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, the redemption date or (b) (i) in whole but not in part, at any time within 90 days after the occurrence of a "regulatory capital event" or (ii) in whole or in part, from time to time, on September 15, 2023 or any subsequent "reset date," in each case, at a redemption price equal to $1,000 per share of preferred stock, plus an amount equal to any dividends per share of preferred stock that have accrued but not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
A "rating agency event" means that any nationally recognized statistical rating organization that then publishes a rating for the Company amends, clarifies or changes the criteria it uses to assign equity credit to securities like the preferred stock, which results in the lowering of the equity credit assigned to the preferred stock, as applicable, or shortens the length of time that the preferred stock is assigned a particular level of equity credit.
A "regulatory capital event" means that the Company becomes subject to capital adequacy supervision by a capital regulator and the capital adequacy guidelines that apply to the Company as a result of being so subject set forth criteria pursuant to which the preferred stock would not qualify as capital under such capital adequacy guidelines, as the Company may determine at any time, in its sole discretion.
As of September 30, 2018, there were no preferred stock dividends in arrears.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

9.     Earnings per Common Share
The following table presents a reconciliation of Net income (loss) and shares used in calculating basic and diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except for per share data)	2018	2017	2018	2017
Earnings
Net income (loss) available to common shareholders:
Income (loss) from continuing operations	$165	$80	$378	$255
Less: Net income (loss) attributable to noncontrolling interest	23	65	81	118
Income (loss) from continuing operations available to common shareholders	142	15	297	137
Income (loss) from discontinued operations, net of tax	—	134	457	36
Net income (loss) available to common shareholders	$142	$149	$754	$173

Weighted average common shares outstanding
Basic	159.6	179.8	166.3	185.7
Dilutive Effects:
Warrants(1)	0.4	—	1.1	—
RSU awards	1.5	1.8	1.7	1.8
PSU awards	1.9	0.8	1.9	0.6
Stock Options(2)	0.6	—	0.7	—
Diluted	164.0	182.4	171.7	188.1

Basic
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.89	$0.08	$1.79	$0.74
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.75	$2.75	$0.19
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.89	$0.83	$4.54	$0.93
Diluted
Income (loss) from continuing operations available to Voya Financial, Inc.'s common shareholders	$0.87	$0.08	$1.73	$0.73
Income (loss) from discontinued operations, net of taxes available to Voya Financial, Inc.'s common shareholders	$—	$0.73	$2.66	$0.19
Income (loss) available to Voya Financial, Inc.'s common shareholders	$0.87	$0.81	$4.39	$0.92
(1) For the three and nine months ended September 30, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of warrants, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to "out of the moneyness" in the periods presented. For more information on warrants, see the Shareholders' Equity Note to these Condensed Consolidated Financial Statements.
(2) For the three and nine months ended September 30, 2017, weighted average shares used for calculating basic and diluted earnings per share excludes the dilutive impact of stock options, as the inclusion of this equity instrument would be antidilutive to the earnings per share calculation due to the average share price for the periods presented. For more information on stock options, see the Share-based Incentive Compensation Plans Note to these Condensed Consolidated Financial Statements.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

10.    Accumulated Other Comprehensive Income (Loss)

Shareholders' equity included the following components of Accumulated Other Comprehensive Income ("AOCI") as of the dates indicated:

	September 30,
	2018	2017
Fixed maturities, net of OTTI	$1,486	$5,171
Equity securities	—	36
Derivatives	142	162
DAC/VOBA adjustment on available-for-sale securities	(482)	(1,450)
Premium deficiency reserve	(109)	—
Sales inducements and other intangibles adjustment on available-for-sale securities	(82)	(264)
Other	—	(31)
Unrealized capital gains (losses), before tax	955	3,624
Deferred income tax asset (liability)	(186)	(910)
Net unrealized capital gains (losses)	769	2,714
Pension and other postretirement benefits liability, net of tax	8	17
AOCI	$777	$2,731

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Changes in AOCI, including the reclassification adjustments recognized in the Condensed Consolidated Statements of Operations were as follows for the periods indicated:

	Three Months Ended September 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(309)		$66	$(243)
Equity securities	—	(1)	—	—
Other	—		—	—
OTTI	—		—	—
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(9)		—	(9)
DAC/VOBA	88		(19)	69
Premium deficiency reserve	19		(4)	15
Sales inducements	6		(1)	5
Change in unrealized gains/losses on available-for-sale securities	(205)		42	(163)

Derivatives:
Derivatives	5	(2)	(5)	—
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(6)		5	(1)
Change in unrealized gains/losses on derivatives	(1)		—	(1)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(4)		2	(2)
Change in pension and other postretirement benefits liability	(4)		2	(2)
Change in Accumulated other comprehensive income (loss)	$(210)		$44	$(166)
(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2018
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$(3,933)		$986	$(2,947)
Equity securities	—	(1)	—	—
Other	18		(8)	10
OTTI	30		(9)	21
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	38		(10)	28
DAC/VOBA	989	(2)	(234)	755
Premium deficiency reserve	81		(17)	64
Sales inducements	196		(55)	141
Change in unrealized gains/losses on available-for-sale securities	(2,581)		653	(1,928)

Derivatives:
Derivatives	34	(3)	(14)	20
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(19)		8	(11)
Change in unrealized gains/losses on derivatives	15		(6)	9

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(10)		3	(7)
Change in pension and other postretirement benefits liability	(10)		3	(7)
Change in Accumulated other comprehensive income (loss)	$(2,576)		$650	$(1,926)
(1) Balance reclassified to Retained earnings due to adoption of ASU 2016-01.
(2) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(3) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Three Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$307		$(108)	$199
Equity securities	—		—	—
Other	—		—	—
OTTI	2		(1)	1
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	(13)		5	(8)
DAC/VOBA	(61)		21	(40)
Premium deficiency reserve	—		—	—
Sales inducements	(4)		1	(3)
Change in unrealized gains/losses on available-for-sale securities	231		(82)	149

Derivatives:
Derivatives	(26)	(1)	9	(17)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(7)		3	(4)
Change in unrealized gains/losses on derivatives	(33)		12	(21)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(5)		2	(3)
Change in pension and other postretirement benefits liability	(5)		2	(3)
Change in Accumulated other comprehensive income (loss)	$193		$(68)	$125
(1) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

	Nine Months Ended September 30, 2017
	Before-Tax Amount		Income Tax	After-Tax Amount
Available-for-sale securities:
Fixed maturities	$1,737		$(607)	$1,130
Equity securities	3		(1)	2
Other	—		—	—
OTTI	14		(5)	9
Adjustments for amounts recognized in Net realized capital gains (losses) in the Condensed Consolidated Statements of Operations	7		(2)	5
DAC/VOBA	(367)	(1)	128	(239)
Premium deficiency reserve	54		(19)	35
Sales inducements	(95)		33	(62)
Change in unrealized gains/losses on available-for-sale securities	1,353		(473)	880

Derivatives:
Derivatives	(77)	(2)	27	(50)
Adjustments related to effective cash flow hedges for amounts recognized in Net investment income in the Condensed Consolidated Statements of Operations	(19)		7	(12)
Change in unrealized gains/losses on derivatives	(96)		34	(62)

Pension and other postretirement benefits liability:
Amortization of prior service cost recognized in Operating expenses in the Condensed Consolidated Statements of Operations	(12)		4	(8)
Change in pension and other postretirement benefits liability	(12)		4	(8)
Change in Accumulated other comprehensive income (loss)	$1,245		$(435)	$810
(1) See the Deferred Policy Acquisition Costs and Value of Business Acquired Note to these Condensed Consolidated Financial Statements for additional information.
(2) See the Derivative Financial Instruments Note to these Condensed Consolidated Financial Statements for additional information.

11.    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform"). Tax Reform makes broad changes to U.S. federal tax law, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing the computations of the dividends received deduction, tax reserves, and deferred acquisition costs; (3) further limiting deductibility of executive compensation; (4) eliminating the net operating loss ("NOL") carryback and limiting the NOL carryforward deduction to 80% of taxable income for losses arising in taxable years beginning after December 31, 2017; and (5) changing how alternative minimum tax ("AMT") credits can be realized. Tax Reform eliminated the corporate AMT and allows the credit carryforward to be refunded over the next 4 years. The refund, however, is subject to reduction based on a sequestration rate of 6.6%, set pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985, as amended.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

period used when accounting for business combinations. Adjustments to provisional estimate and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

In 2017 in reliance on SAB 118, the Company provisionally remeasured its deferred tax assets and liabilities based on the 21% tax rate at which they are expected to reverse in the future. Prior to the current quarter, the Company recorded a provisional estimate related to the calculation of tax reserves, AMT sequestration, and the deductibility of executive compensation. During the current quarter, the Company recorded a final adjustment of $21 to the provisional estimate related to AMT sequestration and the deductibility of executive compensation. The Company continues to analyze the effects of Tax Reform and will record adjustments and additional impacts from Tax Reform as they are identified during the measurement period as provided for in SAB 118.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 11.3% and 15.6%, respectively. The effective tax rates for these periods differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), noncontrolling interest, nondeductible executive compensation, the valuation allowance, and AMT sequestration (sequestration applies only to the nine months ended September 30, 2018).

The Company's effective tax rate for the three and nine months ended September 30, 2017 was (100.0)% and 17.3%, respectively. The effective tax rates for these periods differed from the statutory rate of 35% primarily due to the effect of the DRD, noncontrolling interest, and the valuation allowance.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

12.    Financing Agreements

Short-term Debt

As of September 30, 2018 and December 31, 2017, the Company had $1 and $337, respectively, of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt.

Long-term Debt

The following table summarizes the carrying value of the Company’s long-term debt securities issued and outstanding as of September 30, 2018 and December 31, 2017:

	Maturity	September 30, 2018	December 31, 2017
7.25% Voya Holdings Inc. debentures, due 2023(1)	08/15/2023	$144	$143
7.63% Voya Holdings Inc. debentures, due 2026(1)	08/15/2026	176	186
8.42% Equitable of Iowa Companies Capital Trust II Notes, due 2027	04/01/2027	14	14
6.97% Voya Holdings Inc. debentures, due 2036(1)	08/15/2036	94	94
1.00% Windsor Property Loan	06/14/2027	5	5
5.5% Senior Notes, due 2022	07/15/2022	361	361
2.9% Senior Notes, due 2018	02/15/2018	—	337
5.65% Fixed-to-Floating Rate Junior Subordinated Notes, due 2053	05/15/2053	739	738
5.7% Senior Notes, due 2043	07/15/2043	395	395
3.65% Senior Notes, due 2026	06/15/2026	495	495
4.8% Senior Notes, due 2046	06/15/2046	297	296
3.125% Senior Notes, due 2024	07/15/2024	396	396
4.7% Fixed-to-Floating Rate Junior Subordinated Notes, due 2048	01/23/2048	344	—
Subtotal		3,460	3,460
Less: Current portion of long-term debt		1	337
Total		$3,459	$3,123
(1) Guaranteed by ING Group.

Loss on Debt Extinguishment

The Company did not incur any loss on debt extinguishment for the three months ended September 30, 2018 and incurred a loss on debt extinguishment of $3 for the three months ended September 30, 2017. The Company incurred a loss on debt extinguishment of $3 and $4 for the nine months ended September 30, 2018 and 2017, respectively, which was recorded in Interest Expense in the Condensed Consolidated Statement of Operations.

Tender Offers

On September 4, 2018, the Company commenced two cash tender offers (the "Tender Offers") to purchase four series of debentures and notes of Voya Holdings and Voya Financial, Inc.

On October 1, 2018, the Tender Offers expired and $5, $38, and $15 aggregate principal amounts of the 7.25% Debentures due August 15, 2023, 7.63% Debentures due August 15, 2026, and 6.97% Debentures due August 15, 2036, respectively, were validly tendered. Payments for the tendered notes were made on October 3, 2018.

On October 1, 2018, as a result of the Tender Offers described above, $141 aggregate principal amount of the 2022 Notes was validly tendered. Payment for the tendered notes was made on October 3, 2018.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

On October 4, 2018, the Company delivered to the holders of its 2022 Notes a notice of redemption (the "Notice"), notifying those noteholders that the Company has elected to redeem $125 in aggregate principal amount of the outstanding 2022 Notes, in accordance with the terms of the Indenture and the 2022 Notes (the "Redemption"). Following payment of the Redemption Amount, it is expected that $97 aggregate principal amount of the 2022 Notes will remain outstanding.

In connection with these transactions, the Company will incur a loss on debt extinguishment of approximately $37 in the fourth quarter of 2018, which will be recorded in Interest Expense in the Consolidated Statements of Operations.

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

Pursuant to its obligations under a registration rights agreement that the Company has entered into with respect to the 2048 Notes, the Company has filed a registration statement with respect to the 2048 Notes on October 25, 2018 which has not yet been declared effective.

Aetna Notes

During the nine months ended September 30, 2018, the Company withdrew $7 of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $225. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

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

As of September 30, 2018, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

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

As of September 30, 2018, the Company had off-balance sheet commitments to acquire mortgage loans of $106 and purchase limited partnerships and private placement investments of $1,287, of which $403 related to consolidated investment entities.

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

	September 30, 2018	December 31, 2017
Fixed maturity collateral pledged to FHLB (1)	$1,364	$602
FHLB restricted stock(2)	74	67
Other fixed maturities-state deposits	161	175
Cash and cash equivalents	13	13
Securities pledged(3)	2,063	2,087
Total restricted assets	$3,675	$2,944
(1) Included in Fixed maturities, available for sale, at fair value on the Condensed Consolidated Balance Sheets.
(2) Included in Other investments on the Condensed Consolidated Balance Sheets.
(3) Includes the fair value of loaned securities of $1,809 and $1,854 as of September 30, 2018 and December 31, 2017, respectively. In addition, as of September 30, 2018 and December 31, 2017, the Company delivered securities as collateral of $254 and $233, respectively. Loaned securities and securities delivered as collateral are included in Securities pledged on the Condensed Consolidated Balance Sheets.

Federal Home Loan Bank Funding Agreements

The Company is a member of the FHLB of Des Moines, FHLB of Boston and the FHLB of Topeka and is required to pledge collateral to back funding agreements issued to the FHLB. As of September 30, 2018 and December 31, 2017, the Company had $1,178 and $501, respectively, in non-putable funding agreements, which are included in Contract owner account balances on the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, assets with a market value of approximately $1,364 and $602, respectively, collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in Fixed maturities, available-for-sale, at fair value on the Condensed Consolidated Balance Sheets.

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

For some matters, the Company is able to estimate a possible range of loss. For such matters in which a loss is probable, an accrual has been made. For matters where the Company, however, believes a loss is reasonably possible, but not probable, no accrual is required. For matters for which an accrual has been made, but there remains a reasonably possible range of loss in excess of the amounts accrued or for matters where no accrual is required, the Company develops an estimate of the unaccrued amounts of the reasonably possible range of losses. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses, in excess of any amounts accrued for these matters as of such date, to be up to approximately $50.

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

Litigation includes Dezelan v. Voya Retirement Insurance and Annuity Company (USDC District of Connecticut, No. 3:16-cv-1251) (filed July 26, 2016), a putative class action in which plaintiff, a participant in a 403(b) Plan, seeks to represent a class of plans whose assets are invested in Voya Retirement Insurance and Annuity Company ("VRIAC") "Group Annuity Contract Stable Value Funds." Plaintiff alleges that VRIAC has violated the Employee Retirement Income Security Act of 1974 ("ERISA") by charging unreasonable fees and setting its own compensation in connection with stable value products. Plaintiff seeks declaratory and injunctive relief, disgorgement of profits, damages and attorney's fees. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. On July 19, 2017, the district court granted the Company's motion to dismiss, but permitted the plaintiff to file an amended complaint. Plaintiff subsequently filed a first amended complaint, and the district court denied the amended complaint with prejudice on August 17, 2018. Plaintiff filed a notice of appeal to the U.S Court of Appeals for the Second Circuit on September 13, 2018.

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

Litigation also includes Henkel of America v. ReliaStar Life Insurance Company (USDC District of Connecticut, No. 1:18-cv-00965) (filed June 8, 2018). Plaintiff alleges that ReliaStar breached the terms of a stop loss policy it issued to Plaintiff by refusing to reimburse Plaintiff for more than $47 in claims incurred by participants in prior years and submitted for coverage under the stop loss policy. Plaintiff alleges a breach of contract claim or, in the alternative, that the stop loss policy be declared to cover the submitted claims, and also asserts that ReliaStar engaged in unfair trade practices and unfair insurance practices in violation of state statutes, and did so willfully and intentionally to warrant an award of punitive damages under state law. The Company denies the allegations, which it believes are without merit, and intends to defend the case vigorously. The Company filed its answer with affirmative defenses on July 5, 2018, and its response to Plaintiff's motion for judgment on the pleadings on September 6, 2018.

Finally, industry wide, life insurers continue to be exposed to class action litigation related to the cost of insurance rates and periodic deductions from cash value. Common allegations include that insurance companies have breached the terms of their universal life

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

insurance policies by establishing or increasing the cost of insurance rates using cost factors not permitted by the contract, thereby unjustly enriching themselves. This litigation is generally known as cost of insurance litigation.

Cost of insurance litigation for the Company includes Cutler v. Voya Financial, Inc. and ReliaStar Life Insurance Company (USDC S.D. Florida, No. 1:18-cv-20723) (filed February 23, 2018), in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so. Plaintiff alleges breach of contract, unjust enrichment, conversion and fraud claims against the Company. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the matter vigorously. On April 16, 2018, the Company filed a motion to dismiss the Cutler complaint in its entirety against Voya Financial and partially against ReliaStar. On August 23, 2018, the Magistrate Judge issued a report recommending the dismissal of all claims against Voya Financial and the unjust enrichment and conversion claims against ReliaStar, to which Plaintiff has filed objections.

Cost of insurance litigation also includes Barnes v. Security Life of Denver (USDC District of Colorado, No. 1:18-cv-00718) (filed March 27, 2018), a putative class action in which the plaintiff alleges that his insurance policy only permitted the Company to rely upon his expected future mortality experience to establish and increase his cost of insurance, but the Company instead relied upon other, non-disclosed factors to do so. Plaintiff alleges breach of contract and conversion claims against the Company and also seeks declaratory relief. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the matter vigorously. On May 15, 2018, the Company moved to dismiss the conversion claim from the complaint. Plaintiff has opposed the motion.

Cost of insurance litigation for the Company includes Advance Trust & Life Escrow Services, LTA v. Security Life of Denver (USDC District of Colorado, No. 1:18-cv-01897) (filed July 26, 2018), a putative class action in which Plaintiff alleges that two specific types of universal life insurance policies only permitted the Company to rely upon the policyholder’s expected future mortality experience to establish and increase the cost of insurance, but the Company instead relied upon other, non-disclosed factors not only in the administration of the policies over time, but also in the decision to increase insurance costs beginning in approximately October 2015. Plaintiff alleges a breach of contract and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and intends to defend the lawsuit vigorously. On August 28, 2018, the Company filed its answer to the complaint with affirmative defenses.

Subsequent to the close of the third quarter, the Company received Advance Trust & Life Escrow Services, LTA v. ReliaStar Life Insurance Company (USDC District of Minnesota, No. 1:18-cv-02863) (filed October 5, 2018), a putative class action in which Plaintiff alleges that the Company’s universal life insurance policies only permitted the Company to rely upon the policyholders’ expected future mortality experience to establish the cost of insurance, and that as projected mortality experience improved, the policy language required the Company to decrease the cost of insurance. Plaintiff alleges that the Company did not decrease the cost of insurance as required, thereby breaching its contract with the policyholders, and seeks class certification. The Company denies the allegations in the complaint, believes the complaint to be without merit, and will defend the lawsuit vigorously.

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

As of September 30, 2018, approximately $76 of previously accrued carried interest would be subject to full or partial reversal in future periods if cumulative fund performance hurdles are not maintained throughout the remaining life of the affected funds.

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

The Company has no right to the benefits from, nor does it bear the risks associated with consolidated investment entities beyond the Company’s direct equity and debt investments in and management fees generated from these entities. Such direct investments amounted to approximately $360 and $442 as of September 30, 2018 and December 31, 2017, respectively. If the Company were to liquidate, the assets held by consolidated investment entities would not be available to the general creditors of the Company as a result of the liquidation.

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

In return for providing collateral management services, the Company earns investment management fees and contingent performance fees. In addition to earning fee income, the Company often holds an investment in certain of the CLOs it manages, generally within the unrated and most subordinated tranche of each CLO. The fee income earned and investments held are included in the Company's ongoing consolidation assessment for each CLO. The Company was the primary beneficiary of 2 and 4 CLOs as of September 30, 2018 and December 31, 2017, respectively.

Limited Partnerships

The Company invests in and manages various limited partnerships, including private equity funds and hedge funds. These entities have been evaluated by the Company and are determined to be VIEs due to the equity holders, as a group, lacking the characteristics of a controlling financial interest.

In return for serving as the general partner of and providing investment management services to these entities, the Company earns management fees and carried interest in the normal course of business. Additionally, the Company often holds an investment in each limited partnership it manages, generally in the form of general partner and limited partner interests. The fee income, carried interest, and investments held are included in the Company’s ongoing consolidation analysis for each limited partnership. The Company consolidated 12 and 14 funds, which were structured as partnerships, as of September 30, 2018 and December 31, 2017, respectively.

Registered Investment Companies

The Company consolidated one sponsored investment fund accounted for as a VOE as of September 30, 2018 and December 31, 2017 because it is the majority investor in the fund, and as such, has a controlling financial interest in the fund.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the components of the consolidated investment entities as of the dates indicated:

	September 30, 2018	December 31, 2017
Assets of Consolidated Investment Entities
VIEs
Cash and cash equivalents	$96	$216
Corporate loans, at fair value using the fair value option	532	1,089
Limited partnerships/corporations, at fair value	1,490	1,714
Other assets	9	75
Total VIE assets	2,127	3,094
VOEs
Cash and cash equivalents	—	1
Limited partnerships/corporations, at fair value	95	81
Other assets	1	—
Total VOE assets	96	82
Total assets of consolidated investment entities	$2,223	$3,176

Liabilities of Consolidated Investment Entities
VIEs
CLO notes, at fair value using the fair value option	$502	$1,047
Other liabilities	679	649
Total VIE liabilities	1,181	1,696
VOEs
Other liabilities	6	9
Total VOE liabilities	6	9
Total liabilities of consolidated investment entities	$1,187	$1,705

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

CLOs

Corporate loans: Corporate loan investments, which comprise the majority of consolidated CLO portfolio collateral, are senior secured corporate loans maturing at various dates between 2018 and 2026, paying interest at LIBOR, EURIBOR or PRIME plus a spread of up to 10.5%. As of September 30, 2018 and December 31, 2017, the unpaid principal balance exceeded the fair value of the corporate loans by approximately $7 and $17, respectively. Less than 1.0% of the collateral assets were in default as of September 30, 2018 and December 31, 2017.

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

CLO notes: The CLO notes are backed by a diversified loan portfolio consisting primarily of senior secured floating rate leveraged loans. Repayment risk is segmented into tranches with credit ratings of these tranches reflecting both the credit quality of underlying collateral as well as how much protection a given tranche is afforded by tranches that are subordinate to it. The most subordinated tranche bears the first loss and receives the residual payments, if any. The interest rates are generally variable rates based on LIBOR plus a pre-defined spread, which varies from 0.7% for the more senior tranches to 5.4% for the more subordinated tranches. CLO notes mature in 2026 and have a weighted average maturity of 7.8 years as of September 30, 2018. The investors in this debt are not affiliated with the Company and have no recourse to the general credit of the Company for this debt.

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

As of September 30, 2018 and December 31, 2017, certain private equity funds maintained term loans and revolving lines of credit of $875 and $688, respectively. The term loans renew every three years and the revolving lines of credit renew annually; all loans bear interest at LIBOR/EURIBOR plus 150 - 155 bps. The lines of credit are used for funding transactions before capital is called from investors, as well as for the financing of certain purchases. As of September 30, 2018 and December 31, 2017, outstanding borrowings amount to $573 and $505, respectively.

On February 1, 2018, Pomona Investment Fund entered into a three-year revolving credit agreement with Credit Suisse. The size of the facility is $15; the loan bears interest at LIBOR plus 325 bps and has a commitment fee of 160 bps. There was no outstanding borrowing as of September 30, 2018.
The borrowings are reflected in Liabilities related to consolidated investment entities - other liabilities on the Company's Condensed Consolidated Balance Sheets. The borrowings are carried at an amount equal to the unpaid principal balance.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of September 30, 2018:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$96	$—	$—	$—	$96
Corporate loans, at fair value using the fair value option	—	532	—	—	532
Limited partnerships/corporations, at fair value	—	—	—	1,490	1,490
VOEs
Limited partnerships/corporations, at fair value	—	—	—	95	95
Total assets, at fair value	$96	$532	$—	$1,585	$2,213
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$502	$—	$—	$502
Total liabilities, at fair value	$—	$502	$—	$—	$502

The following table summarizes the fair value hierarchy levels of consolidated investment entities as of December 31, 2017:

	Level 1	Level 2	Level 3	NAV	Total
Assets
VIEs
Cash and cash equivalents	$216	$—	$—	$—	$216
Corporate loans, at fair value using the fair value option	—	1,089	—	—	1,089
Limited partnerships/corporations, at fair value	—	—	—	1,714	1,714
VOEs
Cash and cash equivalents	1	—	—	—	1
Limited partnerships/corporations, at fair value	—	—	—	81	81
Total assets, at fair value	$217	$1,089	$—	$1,795	$3,101
Liabilities
VIEs
CLO notes, at fair value using the fair value option	$—	$1,047	$—	$—	$1,047
Total liabilities, at fair value	$—	$1,047	$—	$—	$1,047

Transfers of investments out of Level 3 and into Level 2 or Level 1, if any, are recorded as of the beginning of the period in which the transfer occurred. For the three and nine months ended September 30, 2018 and 2017, there were no transfers in or out of Level 3 or transfers between Level 1 and Level 2.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Deconsolidation of Certain Investment Entities

During the nine months ended September 30, 2018, the Company determined it was no longer the primary beneficiary of three consolidated CLOs due to a reduction in the Company’s investment in the CLO. This caused a reduction in the Company's obligation to absorb losses and right to receive benefits of the CLO that could potentially be significant to the CLO. As a result of this determination, the Company deconsolidated three investment entities during the nine months ended September 30, 2018. The Company had no deconsolidations during the three months ended September 30, 2018. The Company deconsolidated one and three investment entities, respectively, during the three and nine months ended September 30, 2017.

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

The Company reviews its assumptions on a periodic basis to determine if conditions have changed such that the projection of these contingent fees becomes significant enough to reconsider the Company's consolidation status as variable interest holder. As of September 30, 2018 and December 31, 2017, the Company held $548 and $321 ownership interests, respectively, in unconsolidated CLOs.

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

Variable Interests on the Condensed Consolidated Balance Sheet
	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum exposure to loss	Carrying Amount	Maximum exposure to loss
Fixed maturities, available for sale	$545	$545	$321	$321
Limited partnership/corporations	1,123	1,123	784	784

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

On July 31, 2017, the Company executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 per year, with a total cumulative 5-year cost of approximately $400, subject to potential reduction as a result of the Organizational Restructuring program discussed below. This initiative, which is a component of the Company’s 2016 Restructuring program, improves expense efficiency and upgrades the Company's technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs, the majority of which have been incurred to-date. The Company expects to incur approximately $10 to $20 of additional restructuring costs, primarily consisting of transition costs, upon completion of the program. In addition to the restructuring expenses, the reduction in employees from the execution of the contract caused the aggregate reduction in employees under the Company's 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement during the three months ended September 30, 2017 of the Company's qualified defined benefit pension plan and active non-qualified defined benefit plan.

Exclusive of the initiative described above, the expected completion date for all 2016 Restructuring initiatives is the end of 2018. As the Company finalizes these initiatives, it may incur restructuring expenses in addition to those described above in one or more periods through the end of 2018. These costs are not expected to be material.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents 2016 Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,			Cumulative Amounts Incurred to Date
	2018		2017	2018		2017
Severance benefits	$5		$20	$9		$33	$69
Asset write-off costs	—	*	15	—	*	15	16
Transition costs	1		8	7		8	24
Other costs	4		6	11		10	34
Total restructuring expenses	$10		$49	$27		$66	$143
* Less than $1.

The following table presents the accrued liability associated with 2016 Restructuring expenses as of September 30, 2018:

	Severance Benefits	Transition Costs	Other Costs		Total
Accrued liability as of January 1, 2018	$30	$17	$3		$50
Provision	12	7	11		30
Payments	(29)	(9)	(12)		(50)
Other adjustments(1)	(3)	—	—		(3)
Accrued liability as of September 30, 2018	$10	$15	$2	(2)	$27
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

For the three and nine months ended September 30, 2018, total Organizational Restructuring expenses include $0 and $6, respectively, which are reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. Refer to the Discontinued Operations Note to these Condensed Consolidated Financial Statements for further information.

For the three and nine months ended September 30, 2018, total Organizational Restructuring expenses also include $13 and $25 associated with continuing operations, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. The Company will continue to develop and approve Organizational Restructuring initiatives to simplify the organization, and expects to incur additional restructuring expenses associated with continuing operations in one or more periods at least through the end of 2020. These additional costs, which may include severance, transition and other costs, cannot currently be estimated but could be material.

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Organizational Restructuring expenses, pre-tax, by type of costs incurred, for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,	Cumulative Amounts Incurred to Date
	2018	2018
Severance benefits	$—	$5	$9
Other costs(1)	13	26	26
Total restructuring expenses	$13	$31	$35
(1)Consists primarily of consulting costs.

The following table presents the accrued liability associated with Organizational Restructuring expenses as of September 30, 2018:

	Severance Benefits	Other Costs	Total
Accrued liability as of January 1, 2018	$4	$—	$4
Provision	7	26	33
Payments	(6)	(20)	(26)
Other adjustments(1)	(2)	—	(2)
Accrued liability as of September 30, 2018	$3	$6	$9
(1)Represents net write-downs of accruals, not associated with payments.

In connection with the Company’s decision related to the strategic review of its Individual Life business, the Company will incur a restructuring charge of approximately $10 to $15 in the fourth quarter of 2018 and additional amounts in 2019, which cannot currently be estimated. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements for additional information.

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

On October 30, 2018, the Company announced that it will cease selling new business in its Individual Life segment, effective December 31, 2018. The Company will continue to manage its existing in-force Individual Life business as a separate segment, with results included in the Company's Adjusted operating earnings. See the Business, Basis of Presentation and Significant Accounting Policies Note to these Condensed Consolidated Financial Statements for additional information.

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

The summary below reconciles Adjusted operating earnings before income taxes for the segments to Income (loss) from continuing operations before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$186	$40	$448	$308
Less Adjustments:
Net investment gains (losses) and related charges and adjustments	11	(12)	(90)	(30)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	14	5	2	12
Income (loss) related to businesses exited through reinsurance or divestment	—	(2)	(53)	(6)
Income (loss) attributable to noncontrolling interest	23	65	81	118
Loss related to early extinguishment of debt	—	(3)	(3)	(4)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	1	—	1
Other adjustments	(25)	(57)	(53)	(78)
Total adjustments to income (loss) from continuing operations	$23	$(3)	$(116)	$13

Adjusted operating earnings before income taxes by segment:
Retirement	$253	$107	$531	$288
Investment Management	48	54	161	188
Employee Benefits	50	58	117	96
Individual Life	(134)	(66)	(76)	28
Corporate(1)	(54)	(110)	(169)	(305)
Total	$163	$43	$564	$295
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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below reconciles Adjusted operating revenues for the segments to Total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$2,252	$2,184	$6,332	$6,432

Adjustments:
Net realized investment gains (losses) and related charges and adjustments	—	(14)	(122)	(42)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	12	7	9	17
Revenues related to businesses exited through reinsurance or divestment	22	27	(36)	95
Revenues attributable to noncontrolling interest	34	85	116	186
Other adjustments	76	52	201	153
Total adjustments to revenues	144	157	168	409

Adjusted operating revenues by segment:
Retirement	705	634	2,037	1,889
Investment Management	168	171	524	546
Employee Benefits	469	446	1,382	1,336
Individual Life	660	669	1,932	1,928
Corporate(1)	106	107	289	324
Total	$2,108	$2,027	$6,164	$6,023
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

Other Segment Information

The Investment Management segment revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Management intersegment revenues	$29	$44	$111	$130

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

The summary below presents Total assets for the Company’s segments as of the dates indicated:

	September 30, 2018	December 31, 2017
Retirement	$113,546	$111,476
Investment Management	664	626
Employee Benefits	2,619	2,657
Individual Life	27,015	27,301
Corporate	19,328	18,685
Total assets, before consolidation(1)	163,172	160,745
Consolidation of investment entities	1,864	2,735
Total assets, excluding assets held for sale	165,036	163,480
Assets held for sale	—	59,052
Total assets	$165,036	$222,532
(1) Total assets, before consolidation includes the Company's direct investments in CIEs prior to consolidation, which are accounted for using the equity method or fair value option.

17.    Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered" ("Rule 3-10"). The condensed consolidating financial information presents the financial position of Voya Financial, Inc. ("Parent Issuer"), Voya Holdings ("Subsidiary Guarantor") and all other subsidiaries ("Non-Guarantor Subsidiaries") of the Company as of September 30, 2018 and December 31, 2017, their results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and statements of cash flows for the nine months ended September 30, 2018 and 2017.

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet
September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets:
Investments:
Fixed maturities, available-for-sale, at fair value	$—	$—	$46,200	$(15)	$46,185
Fixed maturities, at fair value using the fair value option	—	—	2,886	—	2,886
Equity securities, at fair value	119	—	204	—	323
Short-term investments	—	—	86	—	86
Mortgage loans on real estate, net of valuation allowance	—	—	8,862	—	8,862
Policy loans	—	—	1,832	—	1,832
Limited partnerships/corporations	—	—	1,123	—	1,123
Derivatives	42	—	463	(83)	422
Investments in subsidiaries	9,876	6,965	—	(16,841)	—
Other investments	—	—	91	—	91
Securities pledged	—	—	2,063	—	2,063
Total investments	10,037	6,965	63,810	(16,939)	63,873
Cash and cash equivalents	853	2	934	—	1,789
Short-term investments under securities loan agreements, including collateral delivered	11	—	1,770	—	1,781
Accrued investment income	—	—	709	—	709
Premium receivable and reinsurance recoverable	—	—	7,068	—	7,068
Deferred policy acquisition costs and Value of business acquired	—	—	4,061	—	4,061
Current income taxes	173	17	—	—	190
Deferred income taxes	497	22	603	—	1,122
Loans to subsidiaries and affiliates	62	—	—	(62)	—
Due from subsidiaries and affiliates	3	—	3	(6)	—
Other assets	14	—	1,269	—	1,283
Assets related to consolidated investment entities:
Limited partnerships/corporations, at fair value	—	—	1,585	—	1,585
Cash and cash equivalents	—	—	96	—	96
Corporate loans, at fair value using the fair value option	—	—	532	—	532
Other assets	—	—	10	—	10
Assets held in separate accounts	—	—	80,937	—	80,937
Total assets	$11,650	$7,006	$163,387	$(17,007)	$165,036

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Balance Sheet (Continued)
September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Liabilities and Shareholders' Equity:
Future policy benefits	$—	$—	$14,957	$—	$14,957
Contract owner account balances	—	—	50,566	—	50,566
Payables under securities loan agreement, including collateral held	—	—	2,097	—	2,097
Short-term debt	—	—	63	(62)	1
Long-term debt	3,028	428	18	(15)	3,459
Derivatives	42	—	167	(83)	126
Pension and other postretirement provisions	—	—	516	—	516
Due to subsidiaries and affiliates	—	—	3	(3)	—
Other liabilities	57	51	1,885	(3)	1,990
Liabilities related to consolidated investment entities:
Collateralized loan obligations notes, at fair value using the fair value option	—	—	502	—	502
Other liabilities	—	—	685	—	685
Liabilities related to separate accounts	—	—	80,937	—	80,937
Total liabilities	3,127	479	152,396	(166)	155,836
Shareholders' equity:
Total Voya Financial, Inc. shareholders' equity	8,523	6,527	10,314	(16,841)	8,523
Noncontrolling interest	—	—	677	—	677
Total shareholders' equity	8,523	6,527	10,991	(16,841)	9,200
Total liabilities and shareholders' equity	$11,650	$7,006	$163,387	$(17,007)	$165,036

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

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$7	$—	$850	$(2)	$855
Fee income	—	—	704	—	704
Premiums	—	—	550	—	550
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(7)	—	(7)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	—	—	—
Net other-than-temporary impairments recognized in earnings	—	—	(7)	—	(7)
Other net realized capital gains (losses)	—	—	(39)	—	(39)
Total net realized capital gains (losses)	—	—	(46)	—	(46)
Other revenue	1	—	126	—	127
Income (loss) related to consolidated investment entities:
Net investment income	—	—	62	—	62
Total revenues	8	—	2,246	(2)	2,252
Benefits and expenses:
Policyholder benefits	—	—	876	—	876
Interest credited to contract owner account balances	—	—	392	—	392
Operating expenses	3	—	653	—	656
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	86	—	86
Interest expense	39	8	2	(2)	47
Operating expenses related to consolidated investment entities:
Interest expense	—	—	8	—	8
Other expense	—	—	1	—	1
Total benefits and expenses	42	8	2,018	(2)	2,066
Income (loss) from continuing operations before income taxes	(34)	(8)	228	—	186
Income tax expense (benefit)	(3)	(10)	34	—	21
Income (loss) from continuing operations	(31)	2	194	—	165
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(31)	2	194	—	165
Equity in earnings (losses) of subsidiaries, net of tax	173	281	—	(454)	—
Net income (loss) including noncontrolling interest	142	283	194	(454)	165
Less: Net income (loss) attributable to noncontrolling interest	—	—	23	—	23
Net income (loss) available to Voya Financial, Inc.	$142	$283	$171	$(454)	$142

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$14	$1	$2,485	$(9)	$2,491
Fee income	—	—	2,040	—	2,040
Premiums	—	—	1,622	—	1,622
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(21)	—	(21)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(22)	—	(22)
Other net realized capital gains (losses)	—	—	(325)	—	(325)
Total net realized capital gains (losses)	—	—	(347)	—	(347)
Other revenue	(4)	—	331	—	327
Income (loss) related to consolidated investment entities:
Net investment income	—	—	199	—	199
Total revenues	10	1	6,330	(9)	6,332
Benefits and expenses:
Policyholder benefits	—	—	2,290	—	2,290
Interest credited to contract owner account balances	—	—	1,156	—	1,156
Operating expenses	9	—	1,992	—	2,001
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	260	—	260
Interest expense	119	28	4	(9)	142
Operating expenses related to consolidated investment entities:
Interest expense	—	—	30	—	30
Other expense	—	—	5	—	5
Total benefits and expenses	128	28	5,737	(9)	5,884
Income (loss) from continuing operations before income taxes	(118)	(27)	593	—	448
Income tax expense (benefit)	(316)	(15)	401	—	70
Income (loss) from continuing operations	198	(12)	192	—	378
Income (loss) from discontinued operations, net of tax	—	—	457	—	457
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	198	(12)	649	—	835
Equity in earnings (losses) of subsidiaries, net of tax	556	1,368	—	(1,924)	—
Net income (loss) including noncontrolling interest	754	1,356	649	(1,924)	835
Less: Net income (loss) attributable to noncontrolling interest	—	—	81	—	81
Net income (loss) available to Voya Financial, Inc.	$754	$1,356	$568	$(1,924)	$754

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$8	$—	$789	$(2)	$795
Fee income	—	—	684	—	684
Premiums	—	—	533	—	533
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	—	—	—
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	1	—	1
Net other-than-temporary impairments recognized in earnings	—	—	(1)	—	(1)
Other net realized capital gains (losses)	—	—	(52)	—	(52)
Total net realized capital gains (losses)	—	—	(53)	—	(53)
Other revenue	—	1	85	—	86
Income (loss) related to consolidated investment entities:
Net investment income	—	—	139	—	139
Total revenues	8	1	2,177	(2)	2,184
Benefits and expenses:
Policyholder benefits	—	—	791	—	791
Interest credited to contract owner account balances	—	—	401	—	401
Operating expenses	2	—	672	—	674
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	209	—	209
Interest expense	41	9	1	(2)	49
Operating expenses related to consolidated investment entities:
Interest expense	—	—	18	—	18
Other expense	—	—	2	—	2
Total benefits and expenses	43	9	2,094	(2)	2,144
Income (loss) from continuing operations before income taxes	(35)	(8)	83	—	40
Income tax expense (benefit)	(16)	2	(26)	—	(40)
Income (loss) from continuing operations	(19)	(10)	109	—	80
Income (loss) from discontinued operations, net of tax	—	—	134	—	134
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(19)	(10)	243	—	214
Equity in earnings (losses) of subsidiaries, net of tax	168	126	—	(294)	—
Net income (loss) including noncontrolling interest	149	116	243	(294)	214
Less: Net income (loss) attributable to noncontrolling interest	—	—	65	—	65
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$149	$116	$178	$(294)	$149

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Net investment income	$24	$—	$2,457	$(11)	$2,470
Fee income	—	—	1,960	—	1,960
Premiums	—	—	1,606	—	1,606
Net realized capital gains (losses):
Total other-than-temporary impairments	—	—	(2)	—	(2)
Less: Portion of other-than-temporary impairments recognized in Other comprehensive income (loss)	—	—	2	—	2
Net other-than-temporary impairments recognized in earnings	—	—	(4)	—	(4)
Other net realized capital gains (losses)	—	—	(160)	—	(160)
Total net realized capital gains (losses)	—	—	(164)	—	(164)
Other revenue	—	1	264	—	265
Income (loss) related to consolidated investment entities:
Net investment income	—	—	295	—	295
Total revenues	24	1	6,418	(11)	6,432
Benefits and expenses:
Policyholder benefits	—	—	2,274	—	2,274
Interest credited to contract owner account balances	—	—	1,203	—	1,203
Operating expenses	7	—	1,965	—	1,972
Net amortization of Deferred policy acquisition costs and Value of business acquired	—	—	468	—	468
Interest expense	118	28	5	(11)	140
Operating expenses related to consolidated investment entities:
Interest expense	—	—	62	—	62
Other expense	—	—	5	—	5
Total benefits and expenses	125	28	5,982	(11)	6,124
Income (loss) from continuing operations before income taxes	(101)	(27)	436	—	308
Income tax expense (benefit)	(40)	(8)	101	—	53
Income (loss) from continuing operations	(61)	(19)	335	—	255
Income (loss) from discontinued operations, net of tax	—	—	36	—	36
Net income (loss) before equity in earnings (losses) of unconsolidated affiliates	(61)	(19)	371	—	291
Equity in earnings (losses) of subsidiaries, net of tax	234	466	—	(700)	—
Net income (loss) including noncontrolling interest	173	447	371	(700)	291
Less: Net income (loss) attributable to noncontrolling interest	—	—	118	—	118
Net income (loss) available to Voya Financial, Inc.'s common shareholders	$173	$447	$253	$(700)	$173

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$142	$283	$194	$(454)	$165
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(206)	(216)	(206)	422	(206)
Other-than-temporary impairments	—	1	—	(1)	—
Pension and other postretirement benefits liability	(4)	(1)	(4)	5	(4)
Other comprehensive income (loss), before tax	(210)	(216)	(210)	426	(210)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(44)	(18)	(43)	61	(44)
Other comprehensive income (loss), after tax	(166)	(198)	(167)	365	(166)
Comprehensive income (loss)	(24)	85	27	(89)	(1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	23	—	23
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(24)	$85	$4	$(89)	$(24)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$754	$1,356	$649	$(1,924)	$835
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	(2,596)	(1,975)	(2,596)	4,571	(2,596)
Other-than-temporary impairments	30	29	30	(59)	30
Pension and other postretirement benefits liability	(10)	(3)	(10)	13	(10)
Other comprehensive income (loss), before tax	(2,576)	(1,949)	(2,576)	4,525	(2,576)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(650)	(379)	(649)	1,028	(650)
Other comprehensive income (loss), after tax	(1,926)	(1,570)	(1,927)	3,497	(1,926)
Comprehensive income (loss)	(1,172)	(214)	(1,278)	1,573	(1,091)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	81	—	81
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$(1,172)	$(214)	$(1,359)	$1,573	$(1,172)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$149	$116	$243	$(294)	$214
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	196	179	195	(374)	196
Other-than-temporary impairments	2	1	2	(3)	2
Pension and other postretirement benefits liability	(5)	(1)	(5)	6	(5)
Other comprehensive income (loss), before tax	193	179	192	(371)	193
Income tax expense (benefit) related to items of other comprehensive income (loss)	68	62	67	(129)	68
Other comprehensive income (loss), after tax	125	117	125	(242)	125
Comprehensive income (loss)	274	233	368	(536)	339
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	65	—	65
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$274	$233	$303	$(536)	$274

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss) including noncontrolling interest	$173	$447	$371	$(700)	$291
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities	1,243	908	1,243	(2,151)	1,243
Other-than-temporary impairments	14	11	14	(25)	14
Pension and other postretirement benefits liability	(12)	(2)	(13)	15	(12)
Other comprehensive income (loss), before tax	1,245	917	1,244	(2,161)	1,245
Income tax expense (benefit) related to items of other comprehensive income (loss)	435	319	434	(753)	435
Other comprehensive income (loss), after tax	810	598	810	(1,408)	810
Comprehensive income (loss)	983	1,045	1,181	(2,108)	1,101
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	118	—	118
Comprehensive income (loss) attributable to Voya Financial, Inc.'s common shareholders	$983	$1,045	$1,063	$(2,108)	$983

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(5)	$311	$1,718	$(390)	$1,634
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,845	—	5,845
Equity securities	24	—	69	—	93
Mortgage loans on real estate	—	—	700	—	700
Limited partnerships/corporations	—	—	245	—	245
Acquisition of:
Fixed maturities	—	—	(6,515)	—	(6,515)
Equity securities	(23)	—	(3)	—	(26)
Mortgage loans on real estate	—	—	(761)	—	(761)
Limited partnerships/corporations	—	—	(270)	—	(270)
Short-term investments, net	212	—	207	—	419
Derivatives, net	—	—	61	—	61
Sales from consolidated investments entities	—	—	888	—	888
Purchases within consolidated investment entities	—	—	(740)	—	(740)
Maturity (issuance) of short-term intercompany loans, net	128	—	418	(546)	—
Return of capital contributions and dividends from subsidiaries	1,143	122	—	(1,265)	—
Capital contributions to subsidiaries	—	(45)	—	45	—
Collateral received (delivered), net	—	—	76	—	76
Other, net	(13)	1	14	—	2
Net cash provided by (used in) investing activities - discontinued operations	—	331	(297)	—	34
Net cash provided by (used in) investing activities	1,471	409	(63)	(1,766)	51

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2018

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	4,327	—	4,327
Maturities and withdrawals from investment contracts	—	—	(4,197)	—	(4,197)
Proceeds from issuance of debt with maturities of more than three months	350	—	—	—	350
Repayment of debt with maturities of more than three months	(337)	(13)	—	—	(350)
Debt issuance costs	(6)	—	—	—	(6)
Net (repayments of) proceeds from short-term intercompany loans	(418)	(68)	(60)	546	—
Return of capital contributions and dividends to parent	—	(638)	(1,017)	1,655	—
Contributions of capital from parent	—	—	45	(45)	—
Borrowings of consolidated investment entities	—	—	588	—	588
Repayments of borrowings of consolidated investment entities	—	—	(543)	—	(543)
Contributions from (distributions to) participants in consolidated investment entities	—	—	(126)	—	(126)
Proceeds from issuance of common stock, net	3	—	—	—	3
Proceeds from issuance of preferred stock, net	319	—	—	—	319
Share-based compensation	(13)	—	—	—	(13)
Common stock acquired - Share repurchase	(750)	—	—	—	(750)
Dividends paid on common stock	(5)	—	—	—	(5)
Net cash used in financing activities - discontinued operations	—	—	(1,209)	—	(1,209)
Net cash (used in) provided by financing activities	(857)	(719)	(2,192)	2,156	(1,612)
Net increase (decrease) in cash and cash equivalents	609	1	(537)	—	73
Cash and cash equivalents, beginning of period	244	1	1,471	—	1,716
Cash and cash equivalents, end of period	853	2	934	—	1,789
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—	—	—
Cash and cash equivalents of continuing operations, end of period	$853	$2	$934	$—	$1,789

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$7	$100	$1,209	$(190)	$1,126
Cash Flows from Investing Activities:
Proceeds from the sale, maturity, disposal or redemption of:
Fixed maturities	—	—	5,851	—	5,851
Equity securities, available-for-sale	22	—	4	—	26
Mortgage loans on real estate	—	—	683	—	683
Limited partnerships/corporations	—	—	189	—	189
Acquisition of:
Fixed maturities	—	—	(6,422)	—	(6,422)
Equity securities, available-for-sale	(23)	—	(12)	—	(35)
Mortgage loans on real estate	—	—	(1,307)	—	(1,307)
Limited partnerships/corporations	—	—	(239)	—	(239)
Short-term investments, net	—	—	54	—	54
Derivatives, net	—	—	200	—	200
Sales from consolidated investments entities	—	—	1,621	—	1,621
Purchases within consolidated investment entities	—	—	(1,720)	—	(1,720)
Issuance of intercompany loans with maturities more than three months	(34)	—	—	34	—
Maturity (issuance) of short-term intercompany loans, net	42	—	10	(52)	—
Return of capital contributions and dividends from subsidiaries	1,020	1,020	—	(2,040)	—
Capital contributions to subsidiaries	(360)	—	—	360	—
Collateral (delivered) received, net	—	—	(143)	—	(143)
Other, net	—	—	8	—	8
Net cash used in investing activities - discontinued operations	—	—	(1,049)	—	(1,049)
Net cash provided by (used in) investing activities	667	1,020	(2,272)	(1,698)	(2,283)

Voya Financial, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in millions, unless otherwise stated)

Condensed Consolidating Statement of Cash Flows (Continued) For the Nine Months Ended September 30, 2017

	Parent Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash Flows from Financing Activities:
Deposits received for investment contracts	—	—	3,734	—	3,734
Maturities and withdrawals from investment contracts	—	—	(3,962)	—	(3,962)
Proceeds from issuance of debt with maturities of more than three months	399	—	—	—	399
Repayment of debt with maturities of more than three months	(494)	—	—	—	(494)
Proceeds of intercompany loans with maturities of more than three months	—	—	34	(34)	—
Debt issuance costs	(4)	—	—	—	(4)
Net (repayments of) proceeds from short-term intercompany loans	(10)	(101)	59	52	—
Return of capital contributions and dividends to parent	—	(1,020)	(1,210)	2,230	—
Contributions of capital from parent	—	—	360	(360)	—
Borrowings of consolidated investment entities	—	—	807	—	807
Repayments of borrowings of consolidated investment entities	—	—	(779)	—	(779)
Contributions from (distributions to) participants in consolidated investment entities, net	—	—	552	—	552
Proceeds from issuance of common stock, net	3	—	—	—	3
Share-based compensation	(7)	—	—	—	(7)
Common stock acquired - Share repurchase	(423)	—	—	—	(423)
Dividends paid	(6)	—	—	—	(6)
Net cash provided by financing activities - discontinued operations	—	—	393	—	393
Net cash (used in) provided by financing activities	(542)	(1,121)	(12)	1,888	213
Net increase (decrease) in cash and cash equivalents	132	(1)	(1,075)	—	(944)
Cash and cash equivalents, beginning of period	257	2	2,652	—	2,911
Cash and cash equivalents, end of period	389	1	1,577	—	1,967
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	496	—	496
Cash and cash equivalents of continuing operations, end of period	$389	$1	$1,081	$—	$1,471

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, unless otherwise stated)

For the purposes of the discussion in this Quarterly Report on Form 10-Q, the term Voya Financial, Inc. refers to Voya Financial, Inc. and the terms “Company,” “we,” “our,” and “us” refer to Voya Financial, Inc. and its subsidiaries.

The following discussion and analysis presents a review of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and financial condition as of September 30, 2018 and December 31, 2017. This item should be read in its entirety and in conjunction with the Condensed Consolidated Financial Statements and related notes contained in Part I, Item 1. of this Quarterly Report on Form 10-Q, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report on Form 10-K").

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

Overview

Discontinued Operations

On June 1, 2018, we consummated a series of transactions (collectively, the "Transaction") pursuant to a Master Transaction Agreement dated December 20, 2017 ("MTA") with VA Capital Company LLC ("VA Capital") and Athene Holding Ltd ("Athene"). As part of the Transaction, Venerable Holdings, Inc. ("Venerable"), a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, Voya Insurance and Annuity Company ("VIAC") and Directed Services, LLC ("DSL"). The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity ("CBVA") and Annuities businesses. We have determined that the CBVA and Annuities businesses disposed of meet the discontinued operations criteria and that the sale represents a strategic shift that has a major effect on our operations. Accordingly, the results of operations of the businesses sold have been presented as discontinued operations and segregated for all periods presented, and the assets and liabilities of the businesses sold were classified as held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2017. As of December 31, 2017, we recorded an estimated loss on sale, net of tax of $2,423 million which included estimated transactions costs of $31 million as well as the loss of $692 million of deferred tax assets to write down the assets related to our discontinued operations to fair value, which was based on the estimated sales price in the Transaction, less cost to sell as of December 31, 2017. Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2018 includes a favorable adjustment to the loss on sale of $505 million, net of tax.

Pursuant to the terms of the Transaction, we have retained a small number of CBVA and Annuities policies that are not included in the disposed businesses described above as "Retained Business." We have evaluated our segment presentation and have determined that, because the Retained Business is insignificant, its results are reported in Corporate.

The following table summarizes the components of Income (loss) from discontinued operations, net of tax for the five months ended May 31, 2018 (the Transaction closed on June 1, 2018) and the nine months ended September 30, 2017:

	Five Months Ended May 31, 2018	Nine Months Ended September 30, 2017
Revenues:
Net investment income	$510	$949
Fee income	295	609
Premiums	(50)	144
Total net realized capital gains (losses)	(345)	(780)
Other revenue	10	15
Total revenues	420	937
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	442	634
Operating expenses	(14)	190
Net amortization of Deferred policy acquisition costs and Value of business acquired	49	95
Interest expense	10	17
Total benefits and expenses	487	936
Income (loss) from discontinued operations before income taxes	(67)	1
Income tax expense (benefit)	(19)	(35)
Adjustment to loss on sale, net of tax	505	—
Income (loss) from discontinued operations, net of tax	$457	$36

We provide our principal products and services through four segments: Retirement, Investment Management, Employee Benefits and Individual Life. Corporate includes activities not directly related to our segments, results of the Retained Business and certain insignificant activities that are not meaningful to our business strategy.

On October 30, 2018, we announced that we will cease selling new business in our Individual Life segment, effective December 31, 2018. We will continue to manage our existing in-force Individual Life business as a separate segment, with results included in Adjusted operating earnings. In connection with this decision, we will incur a restructuring charge of approximately $10 to $15 million in the fourth quarter of 2018 and additional amounts in 2019, which cannot currently be estimated.

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
Interest Rate Environment

In the third quarter of 2018, the term structure of interest rates featured higher rates and a flatter yield curve, a continuation of the interest rate movements seen in 2017. The economic conditions that spurred the increase in the Fed Funds rate in September 2018 - the seventh increase in less than two years - moved the front end of the term structure higher. While short-term rates increased to their highest levels post-crisis, the longer-end of the yield curve has experienced a smaller rate increase, as longer rates remain contained by low global yields. The Federal Reserve has begun execution of its plan for gradually reducing its holdings of Treasury and agency securities. The timing and impact of any further increases in the Federal Funds rate, or deviations in the expected pace of Federal Reserve balance sheet normalization are uncertain and dependent on the Federal Reserve Board's assessment of economic growth, labor market developments, inflation outlook, fiscal policy developments and other risks that will impact the level and volatility of rates.

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

We believe the interest rate environment will continue to influence our business and financial performance in the future for several reasons, including the following:

•
Our continuing business general account investment portfolio, which was approximately $62.0 billion as of September 30, 2018, consists predominantly of fixed income investments and had an annualized earned yield of approximately 5.5% in the third quarter of 2018. In the near term and absent further material change in yields available on fixed income investments, we expect the yield we earn on new investments will be lower than the yields we earn on maturing investments, which were generally purchased in environments where interest rates were higher than current levels. We currently anticipate that proceeds that are reinvested in fixed income investments during 2018 will earn an average yield below the prevailing portfolio yield. If interest rates were to rise, we expect the yield on our new money investments would also rise and gradually converge toward the yield of those maturing assets. In addition, while less material to financial results than new money investment rates, movements in prevailing interest rates also influence the prices of fixed income investments that we sell on the secondary market rather than holding until maturity or repayment, with rising interest rates generally leading to lower prices in the secondary market, and falling interest rates generally leading to higher prices.

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

Stranded Costs

As a result of the Transaction, the revenues and certain expenses of the businesses sold have been classified as discontinued operations. Expenses classified within discontinued operations include only direct operating expenses incurred by the businesses sold that are identifiable as costs of the businesses sold, but only to the extent that we did not continue to recognize such expenses after the close of the Transaction. Certain direct costs of the businesses sold, which relate to activities for which we provide transitional services and for which we will be reimbursed under a transition services agreement ("TSA"), are reported within continuing operations along with the associated revenues from the TSAs. Additionally, indirect costs, such as those related to corporate and shared service functions that were previously allocated to the businesses sold, and other expenses that do not meet the foregoing criteria are reported within continuing operations. These costs reported within continuing operations ("Stranded Costs") are included in Adjusted operating earnings before income taxes and Income (loss) from continuing operations for all periods presented. Because we do not believe that TSA revenues and Stranded Costs are representative of the future run-rate of revenues and expenses of our continuing operations, they are recorded in Corporate. We plan to address the Stranded Costs through a cost reduction strategy. Refer to Restructuring in Part II, Item I of this Quarterly Report on Form 10-Q for more information on this program.

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

Carried Interest

Net investment income and net realized gains (losses), within our Investment Management segment, includes, for this and previous periods, performance-based capital allocations related to sponsored private equity funds ("carried interest") that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of this portfolio increase in future periods, this reversal could be fully or partially recovered. For the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, our carried interest total net results were immaterial. For the nine months ended September 30, 2017, our carried interest total net results were a gain of $33 million, including the recovery of $26 million of previously accrued carried interest for one private equity fund. For further information, see the Commitments and Contingencies Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Restructuring

2016 Restructuring

In 2016, we began implementing a series of initiatives designed to make us a simpler, more agile company able to deliver an enhanced customer experience ("2016 Restructuring"). These initiatives include an increasing emphasis on less capital-intensive products and the achievement of operational synergies.

On July 31, 2017, we executed a variable 5-year information technology services agreement with a third-party service provider at an expected annualized cost of $70 - $90 million per year, with a total cumulative 5-year cost of approximately $400 million, subject to potential reduction as a result of the Organizational Restructuring program discussed below. This initiative, which is a component of our 2016 Restructuring program, improves expense efficiency and upgrades our technology capabilities. Entry into this agreement resulted in severance, asset write-off, transition and other implementation costs. For the three and nine months ended September 30, 2018, we incurred restructuring expenses of $1 million and $11 million, respectively. The restructuring expenses incurred for the year ended December 31, 2018 will primarily reflect the transition costs to implement this information technology services agreement. In 2017, we incurred restructuring expenses of $56 million. We expect to incur approximately $10 to $20 million of additional restructuring costs, primarily consisting of transition costs, upon completion of the program. In addition to the restructuring expenses, the reduction in employees from the execution of the contract caused the aggregate reduction in employees under our 2016 Restructuring program to trigger an immaterial curtailment and related remeasurement during the three months ended September 30, 2017 of our qualified defined benefit pension plan and active non-qualified defined benefit plan.

Exclusive of the initiative described above, we may incur restructuring expenses in addition to those described above in one or more periods through the end of 2018. These costs are not expected to be material.

For the three and nine months ended September 30, 2018, the total of all initiatives in the 2016 Restructuring program resulted in restructuring expenses of $10 million and $27 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. For the three and nine months ended September 30, 2017, these initiatives resulted in restructuring expenses of $49 million and $66 million, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. These expenses are classified as a component of Other adjustments to Income (loss) from continuing operations before income taxes and consequently are not included in the adjusted operating results of our segments.

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

The Transaction resulted in recognition of severance and other restructuring expenses. For the three and nine months ended September 30, 2018, we incurred Organizational Restructuring expenses of $0 million and $6 million, respectively, which are reflected in Income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2018, we also incurred Organizational Restructuring expenses of $13 million and $25 million associated with continuing operations, respectively, which are reflected in Operating expenses in the Condensed Consolidated Statements of Operations, but excluded from Adjusted operating earnings before income taxes. We will continue to develop and approve Organizational Restructuring initiatives to simplify the organization, and expect to incur additional restructuring expenses associated with continuing operations in one or more periods through the end of 2019. These additional costs, which may include severance, transition and other costs, cannot currently be estimated but could be material.

The cumulative effect of all our previously discussed programs and related initiatives should help us to address the Stranded Costs that will result from the Transaction. Refer to Stranded Costs in Part I, Item 2. of this Quarterly Report on Form 10-Q for further information on Stranded Costs.

In connection with our decision related to the strategic review of our Individual Life business, we will incur a restructuring charge of approximately $10 to $15 million in the fourth quarter of 2018 and additional amounts in 2019, which cannot currently be estimated. See the Overview section in Part I, Item 2. of this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations - Company Condensed Consolidated

The following table presents summary condensed consolidated financial information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Revenues:
Net investment income	$855	$795	$2,491	$2,470
Fee income	704	684	2,040	1,960
Premiums	550	533	1,622	1,606
Net realized capital gains (losses)	(46)	(53)	(347)	(164)
Other revenue	127	86	327	265
Income (loss) related to consolidated investment entities	62	139	199	295
Total revenues	2,252	2,184	6,332	6,432
Benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	1,268	1,192	3,446	3,477
Operating expenses	656	674	2,001	1,972
Net amortization of Deferred policy acquisition costs and Value of business acquired	86	209	260	468
Interest expense	47	49	142	140
Operating expenses related to consolidated investment entities	9	20	35	67
Total benefits and expenses	2,066	2,144	5,884	6,124
Income (loss) from continuing operations before income taxes	186	40	448	308
Income tax expense (benefit)	21	(40)	70	53
Income (loss) from continuing operations	165	80	378	255
Income (loss) from discontinued operations, net of tax	—	134	457	36
Net Income (loss)	165	214	835	291
Less: Net income (loss) attributable to noncontrolling interest	23	65	81	118
Net income (loss) available to our common shareholders	$142	$149	$754	$173

The following table presents information about our Operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Operating expenses:
Commissions	$168	$158	$505	$525
General and administrative expenses:
Restructuring expenses	23	49	52	66
Strategic Investment Program (1)	—	21	—	64
Other general and administrative expenses	517	500	1,598	1,499
Total general and administrative expenses	540	570	1,650	1,629
Total operating expenses, before DAC/VOBA deferrals	708	728	2,155	2,154
DAC/VOBA deferrals	(52)	(54)	(154)	(182)
Total operating expenses	$656	$674	$2,001	$1,972
(1) Beginning in 2018, remaining costs of our Strategic Investment Program are insignificant and have been allocated to our reportable segments within Other general and administrative expenses.

The following table presents AUM and AUA as of the dates indicated:

	As of September 30,
($ in millions)	2018	2017
AUM and AUA:
Retirement	$385,568	$361,868
Investment Management	259,405	272,565
Employee Benefits	1,838	1,875
Individual Life	15,728	15,494
Eliminations/Other	(119,973)	(111,061)
Total AUM and AUA(1)	$542,566	$540,741

AUM	298,093	311,400
AUA	244,473	229,341
Total AUM and AUA(1)	$542,566	$540,741
(1) Includes AUM and AUA related to the businesses sold in the prior period, for which a substantial portion of the assets continue to be managed by our Investment Management segment.

The following table presents a reconciliation of Income (loss) from continuing operations to Adjusted operating earnings before income taxes and the relative contributions of each segment to Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$186	$40	$448	$308
Less Adjustments(1):
Net investment gains (losses) and related charges and adjustments	11	(12)	(90)	(30)
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	14	5	2	12
Loss related to businesses exited through reinsurance or divestment	—	(2)	(53)	(6)
Income (loss) attributable to noncontrolling interest	23	65	81	118
Loss related to early extinguishment of debt	—	(3)	(3)	(4)
Immediate recognition of net actuarial gains (losses) related to pension and other post-employment benefit obligations and gains (losses) from plan amendments and curtailments	—	1	—	1
Other adjustments	(25)	(57)	(53)	(78)
Total adjustments to income (loss) from continuing operations before income taxes	$23	$(3)	$(116)	$13

Adjusted operating earnings before income taxes by segment:
Retirement	$253	$107	$531	$288
Investment Management	48	54	161	188
Employee Benefits	50	58	117	96
Individual Life	(134)	(66)	(76)	28
Corporate(2)	(54)	(110)	(169)	(305)
Total adjusted operating earnings before income taxes	$163	$43	$564	$295
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

The following table presents a reconciliation of Total revenues to Adjusted operating revenues and the relative contributions of each segment to Adjusted operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Total revenues	$2,252	$2,184	$6,332	$6,432
Adjustments(1):
Net realized investment gains (losses) and related charges and adjustments	—	(14)	(122)	(42)
Gain (loss) on change in fair value of derivatives related to guaranteed benefits	12	7	9	17
Revenues related to businesses exited through reinsurance or divestment	22	27	(36)	95
Revenues attributable to noncontrolling interest	34	85	116	186
Other adjustments	76	52	201	153
Total adjustments to revenues	$144	$157	$168	$409

Adjusted operating revenues by segment:
Retirement	$705	$634	$2,037	$1,889
Investment Management	168	171	524	546
Employee Benefits	469	446	1,382	1,336
Individual Life	660	669	1,932	1,928
Corporate(2)	106	107	289	324
Total adjusted operating revenues	$2,108	$2,027	$6,164	$6,023
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

The following table presents the adjustment to Income (loss) from continuing operations before income taxes related to Total investment gains (losses) and the related Net amortization of DAC/VOBA and other intangibles for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Other-than-temporary impairments	$(7)	$—	$(21)	$(2)
CMO-B fair value adjustments(1)	(17)	(23)	(93)	(56)
Gains (losses) on the sale of securities	13	8	(21)	(5)
Other, including changes in the fair value of derivatives	18	(11)	22	10
Total investment gains (losses)	7	(26)	(113)	(53)
Net amortization of DAC/VOBA and other intangibles on above	4	14	23	23
Net investment gains (losses)	$11	$(12)	$(90)	$(30)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Gain (loss), excluding nonperformance risk	$21	$7	$10	$22
Gain (loss) due to nonperformance risk	(7)	(2)	(8)	(10)
Net gain (loss) prior to related amortization of DAC/VOBA and sales inducements	14	5	2	12
Net amortization of DAC/VOBA and sales inducements	—	—	—	—
Net guaranteed benefit hedging gains (losses) and related charges and adjustments	$14	$5	$2	$12

The following table presents significant items included in Income (loss) from discontinued operations, net of tax for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjustment to loss on sale, net of tax excluding costs to sell	$—	$—	$507	$—
Transaction costs	—	—	(2)	—
Net results of discontinued operations, excluding notable items	—	224	339	812
Income tax benefit (expense)	—	(64)	19	35
Notable items in CBVA results:
Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk	—	(15)	(409)	(624)
Gain (loss) due to nonperformance risk	—	(12)	4	(201)
DAC/VOBA and other intangibles unlocking	—	1	(1)	14
Income from discontinued operations, net of tax(1)	$—	$134	$457	$36
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

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and in certain plans existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. During 2018, we have updated our assumptions related to the GMIR initiative to reflect higher expected consents based on company experience. For the nine months ended September 30, 2018, unfavorable unlocking of DAC and VOBA related to the GMIR initiative was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced below. For the nine months ended September 30, 2017, unfavorable unlocking of DAC and VOBA related to changes in GMIR provisions was $220 million, of which $92 million was included in the results of the annual review of assumptions referenced below. Unlocking related  to the GMIR initiative is recorded in Net amortization of DAC/VOBA and reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(144)	$(188)	$(243)	$(300)
(1) DAC/VOBA and other intangibles unlocking is included in Fee income, Interest credited and other benefits to contract owners/policyholders and Net amortization of DAC/VOBA. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

During the third quarter of 2018, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting a net unfavorable impact to Adjusted operating earnings before income taxes of $153 million in the current period, compared to a net unfavorable impact of $189 million prior period. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q.

The following table presents the impact on segment Adjusted operating earnings before income taxes of the annual assumption updates for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2018	2017
Retirement	$48	$(47)
Employee Benefits	1	—
Individual Life	(207)	(142)
Corporate	5	—
Total	$(153)	$(189)

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

Consolidated - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income (Loss)

Net investment income increased $60 million from $795 million to $855 million primarily due to:

•	higher alternative investment income in the current period primarily driven by the impact of equity market performance; and

•	higher prepayment fee income.

Fee income increased $20 million from $684 million to $704 million primarily due to:

•	an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements resulting in higher full service fees;

•	an increase in recordkeeping fees in our Retirement segment; and

•	favorable variance driven by annual assumption updates in our Employee Benefits segment.

The increase was partially offset by:

•	an unfavorable variance driven by annual assumption updates in our Individual Life segment;

•	a shift in the business mix in our Retirement segment; and

•	lower management and administrative fees earned in our Investment Management segment.

Premiums increased $17 million from $533 million to $550 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life business partially offset by a decline in stop loss premiums in our Employee Benefits segment; and

•
higher considerations of life contingent contracts resulting in higher Premiums which corresponds to an increase in Interest credited and other benefits to contract owners/policyholders in the Retained Business.

Net realized capital losses decreased $7 million from $53 million to $46 million primarily due to:

•	Net investment gains and related charges and adjustments in the current period primarily due to equity market and interest rate movements; and

•	favorable change in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

The decrease was partially offset by:

•
unfavorable impact of market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders.

Other revenue increased $41 million from $86 million to $127 million primarily due to:

•	TSA revenue as a result of the Transaction;

•	revised projection of the deferred loss amortization associated with a closed block of business;

•	higher broker-dealer revenues; and

•	favorable market value adjustments on separate accounts in our Retirement segment.

Interest credited and other benefits to contract owners/policyholders increased $76 million from $1,192 million to $1,268 million primarily due to:

•	reserve changes as a result of adverse net mortality and unfavorable intangibles unlocking due to annual assumption updates and higher net mortality in our Individual Life segment;

•	higher loss ratio on voluntary and group life benefits partially offset by lower loss ratio incurred on stop loss in our Employee Benefits segment; and

•	higher annuitization of life contingent contracts which corresponds to an increase in Premiums.

The increase was partially offset by:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured.

Operating expenses decreased $18 million from $674 million to $656 million primarily due to:

•	lower restructuring charges in the current period;

•	a decline in expenses associated with our Strategic Investment Program; and

•	lower expenses related to net compensation adjustments.

The decrease was partially offset by:

•	an increase in asset based commission and other volume based expenses; and

•	higher recordkeeping expenses in our Retirement segment.

Net amortization of DAC/VOBA decreased $123 million from $209 million to $86 million primarily due to:

•	a lower net unfavorable impact of annual assumption updates. For more information refer to Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Income before income taxes increased $146 million from $40 million to a $186 million primarily due to:

•	higher Adjusted operating earnings before income taxes, discussed below;

•	Net investment gains and related charges and adjustments primarily due to equity market and interest rate movements, discussed below;

•	favorable changes in Other adjustments due to lower restructuring charges in the current period; and

•	favorable changes in Net guaranteed benefit hedging gains (loss) and related charges and adjustments primarily due to changes in interest rates, discussed below.

The increase was partially offset by:

•	a decline in Income (loss) attributable to noncontrolling interest.

Income tax expense (benefit) changed $61 million from ($40 million) to $21 million primarily due to:

•	an increase in income before income taxes;

•	a change in the dividends received deduction ("DRD");

•	noncontrolling interest; and

•	nondeductible executive compensation.

The increase was partially offset by:

•	a lower federal corporate income tax rate; and

•	a change in valuation allowance.

Income (loss) from discontinued operations, net of tax decreased $134 million from $134 million to $0 million primarily due to:

•	the removal of discontinued operations activity as a result of the Transaction.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $120 million from $43 million to $163 million primarily due to:

•	higher net investment income primarily due to higher alternative investment income;

•	the lower unfavorable impact of annual assumption updates and GMIR initiatives on DAC/VOBA unlocking compared to prior period;

•	higher Corporate earnings primarily due to TSA revenue as a result of the Transaction and lower expenses related to net compensation adjustments;

•
excluding the impact of a nonrecurring positive reserve refinement in the prior period as noted below, favorable net impact of premium and benefits incurred in the stop loss and voluntary blocks partially offset by net unfavorable result in the group life block in our Employee Benefits segment;

•	a decline in expenses associated with our Strategic Investment Program; and

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees in our Retirement segment.

The increase was partially offset by:

•	positive reserve refinement in the prior period that did not reoccur in our Employee Benefits segment.

Adjustments from Income (Loss) from Continuing Operations before Income Taxes to Adjusted Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments changed $23 million from a loss of $12 million to a gain of $11 million due to:

•	favorable changes in the fair value of derivatives and favorable changes in CMO-B fair value adjustments as a result of equity market and interest rate movements; and

•	higher gains on the sale of securities.

The increase was partially offset by:

•	impairments in the current period.

Net guaranteed benefit hedging gains (losses) and related charges and adjustments changed $9 million from a gain of $5 million to a gain of $14 million primarily due to:

•	favorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The increase was partially offset by:

•	higher losses due to nonperformance risk.

Other adjustments to operating earnings changed $32 million from a loss of $57 million to a loss of $25 million primarily due to:

•	lower costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description; and

•	rebranding costs incurred in the prior period.

Consolidated - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Income (Loss)

Net investment income increased $21 million from $2,470 million to $2,491 million primarily due to:

•	higher alternative investment income in the current period primarily driven by the impact of equity market performance; and

•	higher prepayment fee income.

The increase was partially offset by:

•	a recovery of accrued carried interest in the prior period in our Investment Management segment.

Fee income increased $80 million from $1,960 million to $2,040 million primarily due to:

•	an increase in separate account and institutional/mutual fund AUM in our Retirement segment driven by market improvements resulting in higher full service fees;

•	higher management and administrative fees earned in our Investment Management segment; and

•	an increase in recordkeeping fees in our Retirement segment.

The increase was partially offset by:

•	an unfavorable variance driven by annual assumption updates and amortization of unearned revenue reserve due to lower gross profits in our Individual Life segment; and

•	a shift in the business mix in our Retirement segment.

Premiums increased $16 million from $1,606 million to $1,622 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life business in our Employee Benefits segment.

The increase was partially offset by:

•	a decline in stop loss premiums in our Employee Benefits segment;

•
lower considerations of life contingent contracts resulting in lower Premiums which corresponds to a decrease in Interest credited and other benefits to contract owners/policyholders in Retained Business in our Corporate segment; and

•	a decline in term premiums in our Individual Life segment due to discontinued sales.

Net realized capital losses increased $183 million from $164 million to $347 million primarily due to:

•	losses from market value changes associated with business reinsured, which are partially offset by a corresponding amount in Interest credited and other benefits to contract owners/policyholders;

•	higher Net investment losses and related charges and adjustments primarily due to higher losses on sales of securities, higher impairments and unfavorable changes in fair value adjustments; and

•	unfavorable changes in the fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of interest rate movements.

Other revenue increased $62 million from $265 million to $327 million primarily due to:

•	higher broker-dealer revenues;

•	TSA revenue as a result of the Transaction;

•	favorable market value adjustments on separate accounts in our Retirement segment; and

•	revised projection of the deferred loss amortization associated with a closed block of business.

The increase was partially offset by:

•	an decrease in performance fees in our Investment Management segment.

Interest credited and other benefits to contract owners/policyholders decreased $31 million from $3,477 million to $3,446 million primarily due to:

•	market value impacts and changes in the reinsurance deposit asset associated with business reinsured;

•	lower annuitization of life contingent contracts which corresponds to a decrease in Premiums;

•	favorable changes in reserves in our Retained Business driven by a reserve refinement; and

•	improvement as a result of a certain block funding agreements in run-off during 2017.

The decrease was partially offset by:

•	reserve changes as a result of adverse net mortality and unfavorable intangibles unlocking due to annual assumption updates and higher net mortality in our Individual Life segment; and

•	higher loss ratio on group life and voluntary benefits partially offset by lower benefits incurred on stop loss in our Employee Benefits segment.

Operating expenses increased $29 million from $1,972 million to $2,001 million primarily due to:

•	higher litigation reserves related to a divested business. See the Commitments and Contingencies Note in Part II, Item 8. of the Annual Report on Form 10-K;

•	higher recordkeeping expenses in our Retirement segment;

•	higher broker-dealer expenses; and

•	an increase in asset based commission and other volume based expense.

The increase was partially offset by:

•	a decline in expenses associated with our Strategic Investment Program;

•	lower restructuring charges in the current period;

•	lower expenses related to net compensation adjustments; and

•	lower financing costs in our Individual Life segment.

Net amortization of DAC/VOBA decreased $208 million from $468 million to $260 million primarily due to:

•	favorable impact of annual assumption updates in our Retirement segment, excluding GMIR, and a lower net unfavorable impact in our Individual Life segment;

•	lower unfavorable unlocking in the current period driven by an update to the assumptions related the GMIR initiatives in our Retirement segment; and

•	lower amortization as a result of the GMIR initiatives referenced above.

Income before income taxes increased $140 million from $308 million to $448 million primarily due to:

•	higher Adjusted operating earnings before income taxes, discussed below; and

•	favorable changes in Other adjustments due to lower restructuring charges in the current period.

The increase was partially offset by:

•	Net investment losses and related charges and adjustments, discussed below;

•	higher Loss on business exited through reinsurance or divestment, discussed below; and

•	lower Income (loss) attributable to noncontrolling interest.

Income tax expense changed $17 million from $53 million to $70 million primarily due to:

•	an increase in income before income taxes;

•	noncontrolling interest;

•	alternative minimum tax ("AMT") sequestration;

•	nondeductible executive compensation; and

•	a change in valuation allowance.

The increase was partially offset by:

•	a lower federal corporate income tax rate; and

•	a change in the dividends received deduction ("DRD").

Income from discontinued operations, net of tax improved $588 million from a loss of $36 million to a gain of $457 million primarily due to:

•	a favorable Adjustment to the loss on sale, net of tax excluding costs to sell in the current period;

•	an decrease in Net losses related to incurred guaranteed benefits and CBVA hedge program, excluding nonperformance risk in businesses held for sale; and

•	Gains due to nonperformance risk in the current period compared to a loss in the prior period.

The improvement was partially offset by:

•	a decrease in Net results of discontinued operations, excluding notable items, primarily due to the unfavorable impact of equity market movements compared to the prior period;

•	lower Income tax benefit; and

•	unfavorable DAC/VOBA and other intangible unlocking in the current period compared to favorable in the prior period.

Adjusted operating Earnings before Income Taxes

Adjusted operating earnings before income taxes increased $269 million from $295 million to $564 million primarily due to:

•	higher net investment income primarily due to higher alternative investment income;

•
excluding the impact of a nonrecurring positive reserve refinement in the prior period as noted below, favorable net impact of premium and benefits incurred in the stop loss and voluntary blocks partially offset by net unfavorable result in the group life block in our Employee Benefits segment;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees in our Retirement segment;

•	a decline in expenses associated with our Strategic Investment Program;

•	the lower unfavorable impact of annual assumption updates and GMIR initiatives on DAC/VOBA unlocking compared to the prior period;

•
an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned in our Investment Management segment; and

•	lower amortization due to changes related to the GMIR initiative in our Retirement segment; and

•	higher Corporate earnings primarily due to TSA revenue as a result of the Transaction and lower expenses related to net compensation adjustments.

The increase was partially offset by:

•	a recovery of accrued carried interest in the prior period in our Investment Management segment; and

•	positive reserve refinement in the prior period that did not reoccur in our Employee Benefits segment.

Adjustments from Income (Loss) before Income Taxes to Operating Earnings (Loss) before Income Taxes

Net investment losses and related charges and adjustments increased $60 million from a loss of $30 million to a loss of $90 million primarily due to:

•	unfavorable changes in CMO-B fair value adjustments;

•	higher impairments in the current period; and

•	higher losses on the sale of securities.

The loss was partially offset by:

•	favorable changes in the fair value of derivatives.

Net guaranteed benefit hedging gains and related charges and adjustments decreased $10 million from a gain of $12 million to a gain of $2 million primarily due to:

•	unfavorable changes in fair value of guaranteed benefit derivatives excluding nonperformance risk as a result of changes in interest rates.

The decrease was partially offset by:

•	lower losses due to nonperformance risk.

Income (loss) related to businesses exited through reinsurance or divestment changed $47 million from a loss of $(6) million to a loss of $53 million primarily due to:

•	higher litigation reserves related to a divested business.

Loss related to early extinguishment of debt decreased $1 million from $4.0 million to $3.0 million primarily due to:

•	Losses in connection with repurchased debt. See Liquidity and Capital Resources - in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

Other adjustments to operating earnings changed $25 million from a loss of $78 million to a loss of $53 million primarily due to:

•	lower costs recorded in the current period related to restructuring. See the Restructuring Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further description; and

•	rebranding costs incurred in the prior period.

Results of Operations - Segment by Segment

Retirement

The following table presents Adjusted operating earnings before income taxes of our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$457	$425	$1,310	$1,271
Fee income (1)	215	187	637	550
Premiums	—	1	6	5
Other revenue	33	21	84	63
Total adjusted operating revenues	705	634	2,037	1,889
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	240	243	716	717
Operating expenses (1)	233	203	718	637
Net amortization of DAC/VOBA	(21)	81	72	247
Total operating benefits and expenses	452	527	1,506	1,601
Adjusted operating earnings before income taxes	$253	$107	$531	$288
(1) The prior periods exclude investment-only products, which were transferred from Corporate during the three months ended March 31, 2018.

The following table presents certain notable items that resulted in the volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$50	$(44)	$12	$(145)
(1) Includes the impacts of the annual review of assumptions and assumption updates related to the GMIR initiatives. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the net impact of the annual review of the assumptions, completed in the third quarter 2018 and 2017, of $48 million and $(47) million, respectively, which was included in Net amortization of DAC/VOBA. The net favorable unlocking in 2018 reflects changes in equity market assumptions partially offset by an unfavorable adjustment related to the GMIR initiatives. The net unfavorable unlocking in 2017 reflects $220 million related to the GMIR initiatives. Excluding the GMIR-related unlocking, the favorable DAC/VOBA unlocking from the annual review of assumptions was primarily driven by favorable liability and expense assumption changes.

The following tables present AUM and AUA for our Retirement segment as of the dates indicated:

	As of September 30,
($ in millions)	2018	2017
Corporate markets	$64,380	$58,010
Tax-exempt markets	64,261	60,590
Total full service plans	128,641	118,600
Stable value(1) and pension risk transfer	12,005	12,403
Retail wealth management	9,948	3,581
Total AUM	150,593	134,585
AUA	234,975	227,284
Total AUM and AUA	$385,568	$361,868
(1) Where Voya is the Investment Manager.  Stable Value assets move from AUM to AUA when Voya no longer serves as Investment Manager but continues to provide a book value guarantee.

	As of September 30,
($ in millions)	2018	2017
General Account	$32,468	$32,761
Separate Account	73,119	68,476
Mutual Fund/Institutional Funds	45,006	33,348
AUA	234,975	227,283
Total AUM and AUA	$385,568	$361,868

The following table presents a rollforward of AUM for our Retirement segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Balance as of beginning of period	$145,915	$129,735	$138,191	$121,408
Transfer / Adjustment (1)	—	—	6,212	—
Deposits	4,672	4,691	13,631	13,767
Surrenders, benefits and product charges	(4,156)	(3,600)	(13,611)	(11,785)
Net flows	516	1,091	20	1,982
Interest credited and investment performance	4,162	3,759	6,170	11,195
Balance as of end of period	$150,593	$134,585	$150,593	$134,585
(1) Reflects investment-only products which were transferred from Corporate effective January 1, 2018 and an adjustment in the three months ended June 30, 2018 to include certain Stable Value assets previously reported as AUA.

Retirement - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted operating earnings before income taxes increased $146 million from $107 million to $253 million primarily due to:

•favorable net DAC/VOBA unlocking due to annual assumption updates as described above;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	an increase in alternative investment income; and

•	lower amortization due to changes related to the GMIR initiatives.

The increase was partially offset by:

•	higher expenses primarily resulting from change in allocation of strategic spend; and

•	the impact of the shift in the business mix.

Retirement - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Adjusted operating earnings before income taxes increased $243 million from $288 million to $531 million primarily due to:

•	favorable net DAC/VOBA unlocking due to annual assumption updates as described above and lower unfavorable impact of GMIR initiatives;

•	an increase in separate account and institutional/mutual fund AUM driven by equity market improvements resulting in higher full service fees;

•	an increase in alternative investment income; and

•	lower amortization due to changes related to the GMIR initiatives.

The increase was partially offset by:

•	higher expenses primarily resulting from change in allocation of strategic investment spend; and

•	the impact of the shift in the business mix.

Investment Management

The following table presents Adjusted operating earnings before income taxes of our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$8	$5	$24	$49
Fee income	157	160	483	468
Other revenue	3	6	17	29
Total adjusted operating revenues	168	171	524	546
Operating benefits and expenses:
Operating expenses	120	117	363	358
Total operating benefits and expenses	120	117	363	358
Adjusted operating earnings before income taxes	$48	$54	$161	$188

Our Investment Management segment operating revenues include the following intersegment revenues, primarily consisting of asset-based management and administration fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Investment Management intersegment revenues	$29	$44	$111	$130

The following table presents AUM and AUA for our Investment Management segment as of the dates indicated:

	As of September 30,
($ in millions)	2018	2017
Assets under Management
External clients:
Investment Management sourced	$89,208	$83,070
Affiliate sourced(1)	38,170	56,546
Variable annuities (2)	27,175	—
Total external clients	154,553	139,616
General account	55,862	82,489
Total AUM	210,415	222,105
Assets under Administration (3)	48,990	50,460
Total AUM and AUA	$259,405	$272,565
(1) Affiliate sourced AUM includes assets sourced by other segments and also reported as AUM or AUA by such other segments.
(2) Reflects AUM associated with the businesses divested as part of the Transaction.
(3) AUA includes assets sourced by other segments and also reported as AUA or AUM by such other segments.

The following table presents net flows for our Investment Management segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net Flows:
Investment Management sourced	$860	$1,228	$2,068	$4,181
Affiliate sourced	217	1,232	(699)	410
Variable annuities (1)	(600)	(948)	(1,941)	(3,063)
Total	$477	$1,512	$(572)	$1,528
(1) Reflects net flows associated with the businesses divested as part of the Transaction.

Investment Management - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted operating earnings before income taxes decreased $6 million from $54 million to $48 million primarily due to:

•	lower average general account AUM driven by the impact of the Transaction.

The decrease was partially offset by:

•	an increase in average AUM driven by the cumulative impact of positive net flows and market improvements resulting in higher management and administrative fees earned.

Investment Management - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Adjusted operating earnings before income taxes decreased $27 million from $188 million to $161 million primarily due to:

•	lower alternative investment income primarily driven by the recovery of accrued carried interest in the prior period related to a sponsored private equity fund;

•	lower Other revenue primarily due to higher performance and production fees earned in the prior period;

•	lower average general account AUM driven by the impact of the Transaction; and

•	higher Operating expenses primarily associated with higher fee revenues.

The decrease was partially offset by:

•	an increase in average AUM driven by market improvements and the cumulative impact of positive net flows resulting in higher management and administrative fees earned.

Employee Benefits

The following table presents Adjusted operating earnings before income taxes of the Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$31	$28	$86	$82
Fee income	22	15	53	47
Premiums	418	405	1,247	1,211
Other revenue	(2)	(2)	(4)	(4)
Total adjusted operating revenues	469	446	1,382	1,336
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	323	305	984	977
Operating expenses	88	80	266	254
Net amortization of DAC/VOBA	8	3	15	9
Total operating benefits and expenses	419	388	1,265	1,240
Adjusted operating earnings before income taxes	$50	$58	$117	$96

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$1	$(1)	$—	$(3)
(1) DAC/VOBA and other intangibles unlocking are included in Fee income and Net amortization of DAC/VOBA and includes the impact of the review of the assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The DAC/VOBA and other intangibles unlocking in the table above includes the impact of the annual review of the assumptions, completed in the third quarter 2018 of $1 million. The Company had immaterial unlocking in the third quarter 2017.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2018	2017
Fee income	$7	$—
Net amortization of DAC/VOBA	(6)	—
Total	$1	$—

The following table presents sales, gross premiums and in-force for our Employee Benefits segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Sales by Product Line:
Group life and Disability	$12	$15	$84	$75
Stop loss	36	19	230	279
Total group products	48	34	314	354
Voluntary products	9	5	84	61
Total sales by product line	$57	$39	$398	$415

Total gross premiums and deposits	$468	$456	$1,399	$1,366

Group life and Disability	$654	$627	$654	$627
Stop loss	953	989	953	989
Voluntary	309	257	309	257
Total annualized in-force premiums	$1,916	$1,873	$1,916	$1,873

Loss Ratios:
Group life (interest adjusted)	78.6%	74.4%	79.8%	76.0%
Stop loss	77.0%	80.6%	79.6%	82.4%
Total Loss Ratio	71.1%	69.0%	72.5%	73.8%

Employee Benefits - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted operating earnings before income taxes decreased $8 million from $58 million to $50 million primarily due to:

•	higher reserves on voluntary due to a positive reserve refinement in the prior period that did not reoccur;

•	higher benefits incurred due to a higher loss ratio on group life experience and growth of business; and

•	higher distribution expenses and commissions to support increased volume.

The decrease was partially offset by:

•	higher premiums driven by growth of the voluntary and group life blocks; and

•	favorable stop loss experience as a result of pricing actions taken to improve the loss ratio.

Employee Benefits - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Adjusted Operating earnings before income taxes increased $21 million from $96 million to $117 million primarily due to:

•	higher premiums driven by growth of the voluntary and group life blocks; and

•	favorable stop loss experience as a result of pricing actions taken to improve the loss ratio.

The increase was partially offset by:

•	higher benefits incurred due to a higher loss ratio on group life and growth of the business;

•	lower stop loss sales in the current period as a result of pricing actions taken to improve the loss ratio;

•	higher reserves on voluntary due to a positive reserve refinement in prior period that did not reoccur; and

•	higher distribution expenses and commissions to support increased volume.

Individual Life

The following table presents Adjusted operating earnings before income taxes of our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$230	$218	$673	$642
Fee income	320	340	934	950
Premiums	106	108	314	324
Other revenue	4	3	11	12
Total adjusted operating revenues	660	669	1,932	1,928
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	628	550	1,612	1,473
Operating expenses	68	63	208	210
Net amortization of DAC/VOBA	98	122	188	217
Total operating benefits and expenses	794	735	2,008	1,900
Adjusted operating earnings before income taxes	$(134)	$(66)	$(76)	$28

The following table presents certain notable items that resulted in volatility in Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
DAC/VOBA and other intangibles unlocking(1)	$(200)	$(143)	$(260)	$(152)
(1) Includes the impacts of the annual review of assumptions. See DAC/VOBA and Other Intangibles Unlocking in Part I, Item 2. of this Quarterly Report on Form 10-Q for further description.

The following table presents the impact of DAC/VOBA and other intangibles unlocking by line item for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Fee income	$12	$34	$16	$31
Interest credited and other benefits to contract owners/policyholders	(162)	(92)	(204)	(88)
Net amortization of DAC/VOBA	(50)	(85)	(72)	(96)
Total	$(200)	$(143)	$(260)	$(152)

The DAC/VOBA and other intangibles unlocking in the tables above includes the net unfavorable impact of the annual review of the assumptions, completed in the third quarter 2018 and 2017, of $207 million and $142 million, respectively. The net unfavorable unlocking in 2018 was driven primarily by reinsurer rate increases. The net unfavorable unlocking in 2017 was driven primarily by reinsurer rate increases, changes in portfolio yields and expense assumptions.

The following table presents the impact of the annual review of assumptions by line item for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2018	2017
Fee income	$14	$35
Interest credited and other benefits to contract owners/policyholders	(170)	(97)
Net amortization of DAC/VOBA	(51)	(80)
Total	$(207)	$(142)

The following table presents sales, gross premiums, in-force amounts and policy count for our Individual Life segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Sales by Product Line:
Universal life:
Indexed	$19	$16	$51	$54
Accumulation	1	1	3	3
Total universal life	20	17	54	57
Variable life	—	1	1	3
Term	—	—	—	2
Total sales by product line	$20	$18	$55	$62

Total gross premiums	$450	$441	$1,343	$1,341
End of period:
In-force face amount	$310,132	$332,933	$310,132	$332,933
In-force policy count	784,882	845,790	784,882	845,790
New business policy count (paid)	1,292	1,144	3,421	5,424

Individual Life - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted operating earnings before income taxes decreased $68 million from a loss of $66 million to a loss of $134 million primarily due to:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by assumption updates as described above; and

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality due to higher frequency and severity on the combined interest and non-interest sensitive blocks, partially offset by favorable reserve changes in the non-interest sensitive block as the block ages.

The decrease was partially offset by:

•	higher net investment income primarily due to higher alternative investment income.

Individual Life - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Adjusted operating earnings before income taxes decreased $104 million from a gain of $28 million to a loss of $76 million primarily due to:

•	higher net unfavorable DAC/VOBA and other intangibles unlocking, mostly driven by the impact of annual assumption updates as well as unfavorable net mortality, described below; and

•
lower underwriting gains, net of DAC/VOBA and other intangibles amortization, primarily driven by adverse net mortality on the interest sensitive block, partially offset by lower financing costs and favorable reserve changes.

The decrease was partially offset by:

•	higher alternative investment income; and

•	higher fixed investment income from higher volumes.

Corporate

The following table presents Adjusted operating earnings before income taxes of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Adjusted operating revenues:
Net investment income and net realized gains (losses)	$57	$60	$187	$178
Fee income (1)	12	28	33	82
Premiums	23	19	49	63
Other revenue	14	—	20	1
Total adjusted operating revenues	106	107	289	324
Operating benefits and expenses:
Interest credited and other benefits to contract owners/policyholders	69	60	164	191
Operating expenses (1)	48	105	149	289
Net amortization of DAC/VOBA	(2)	6	3	9
Interest expense	45	46	142	140
Total operating benefits and expenses	160	217	458	629
Adjusted operating earnings before income taxes(2)	$(54)	$(110)	$(169)	$(305)
(1) The prior periods include investment-only products, which were transferred to our Retirement segment during the three months ended March 31, 2018.
(2) The prior periods include insignificant amounts related to net investment gains (losses) and changes in fair value of derivatives related to guaranteed benefits associated with the Retained Business.

The following table presents information about our Operating expenses of Corporate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Strategic Investment Program(1)	$—	$21	$—	$64
Amortization of intangibles	9	9	27	27
Other(2)	39	75	122	198
Total Operating expenses	$48	$105	$149	$289
(1) In 2018, Strategic Investment Program costs are insignificant and reflected in our reportable segments.
(2) Includes expense from corporate operations, Retained Business and other closed blocks, and expense not allocated to our segments, including Stranded Costs.

Corporate - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted operating earnings before income taxes improved $56 million from a loss of $110 million to a loss of $54 million primarily related to:

•	a decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	TSA revenue as a result of the Transaction; and

•	lower net compensation adjustments in the current period.

Corporate - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Adjusted operating earnings before income taxes improved $136 million from a loss of $305 million to a loss of $169 million primarily due to:

•	a decline in expenses associated with our Strategic Investment Program as the expense is allocated to our segments beginning in the first quarter of 2018;

•	TSA revenue as a result of the Transaction;

•	lower net compensation adjustments in the current period;

•	favorable impact as a result of certain funding agreements in run-off during 2017; and

•	favorable changes in reserves in our Retained Business driven by a reserve refinement.

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

Alternative investment income for the three and nine months ended September 30, 2018 and 2017, respectively, and the average assets of alternative investments as of the dates indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Retirement:
Alternative investment income	$38	$16	$76	$44
Average alternative investment	646	519	580	512
Investment Management (1):
Alternative investment income	8	5	24	49
Average alternative investment	214	236	242	222
Employee Benefits:
Alternative investment income	4	2	8	4
Average alternative investment	63	49	56	49
Individual Life:
Alternative investment income	19	8	44	21
Average alternative investment	387	270	349	248
(1) Includes performance fees related to sponsored private equity funds (“carried interest”) that are subject to later reversal based on subsequent fund performance, to the extent that cumulative rates of investment return fall below specified investment hurdle rates. Should the market value of a portfolio increase in future periods, reversals of carried interest could be fully or partially recovered. For the three and nine months ended September 30, 2018 and for the three months ended September 30, 2017, our carried interest total net results were immaterial. For the nine months ended September 30, 2017, our carried interest total net results were a gain of $33 million, including the recovery of $26 million of previously accrued carried interest for one private equity fund.

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

We also review the estimated gross profits for each of these blocks of business to determine the recoverability of DAC, VOBA and DSI balances each period. If these assets are deemed to be unrecoverable, a write-down is recorded that is referred to as loss recognition. There was no loss recognition for the three and nine months ended September 30, 2018 and 2017.

During the third quarter of 2018, we completed our annual review of the assumptions, including projection model inputs, in each of our segments (except for the Investment Management, for which assumption reviews are not relevant). As a result of this review, we have made a number of changes to our assumptions resulting in a net unfavorable impact to Adjusted operating earnings before income taxes of $153 million in the current period, compared to a net unfavorable impact of $189 million in the prior period. For information about the impacts of the annual review of assumptions on DAC/VOBA and other intangibles and Adjusted operating earnings before income taxes related to our segments, see Results of Operations - Segment by Segment in Part I, Item 2. of this Quarterly Report on Form 10-Q. These impacts are included in DAC/VOBA and other intangibles unlocking.

The following table presents the amount of DAC/VOBA and other intangibles unlocking that is included in segment Adjusted operating earnings before income taxes for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Retirement (1)	$50	$(44)	$12	$(145)
Individual Life	(200)	(143)	(260)	(152)
Employee Benefits	1	(1)	—	(3)
Corporate	5	—	5	—
Total DAC/VOBA and other intangibles unlocking (2)	$(144)	$(188)	$(243)	$(300)
(1) Amounts for the Retirement segment include unlocking associated with the changes in contract terms of certain fixed option retirement plans related to GMIR initiatives.
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

Voya Financial, Inc.'s primary sources and uses of cash for the periods indicated are presented in the following table:

	Nine Months Ended September 30,
($ in millions)	2018	2017
Beginning cash and cash equivalents balance	$244	$257
Sources:
Dividends and returns of capital from subsidiaries	1,195	1,093
Repayment of loans to subsidiaries, net of new issuances	128	8
Amounts received from subsidiaries under tax sharing agreements, net	50	—
Refund of income taxes, net	—	153
Sale of short-term investments	212	—
Proceeds from 2024 Notes offering	—	399
Proceeds from 2048 Notes offering	350	—
Proceeds from issuance of preferred stock, net	319	—
Total sources	2,254	1,653
Uses:
Repurchase of Senior Notes	—	490
Premium paid and other fees related to debt extinguishment	—	4
Payment of interest expense	110	101
Capital provided to subsidiaries	—	360
Repayments of loans from subsidiaries, net of new issuances	—	10
New issuances of loans to subsidiaries, net of repayments	418	—
Amounts paid to subsidiaries under tax sharing agreements, net	—	105
Debt issuance costs	6	4
Common stock acquired - Share repurchase	750	423
Share-based compensation	13	7
Dividends paid on common stock	5	6
Maturity of 2018 Notes	337	—
Other, net	6	11
Total uses	1,645	1,521
Net increase in cash and cash equivalents	609	132
Ending cash and cash equivalents balance	$853	$389

Preferred Stock

On September 12, 2018, we issued 325,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A, with a $0.01 par value per share and a liquidation preference of $1,000 per share, for aggregate net proceeds of $319 million. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock will be subject to certain restrictions in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the last preceding dividend period.

See the Shareholders' Equity Note in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information.

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

On February 1, 2018, our Board of Directors provided share repurchase authorization, increasing the aggregate amount of our common stock authorized for repurchase under our share repurchase program by $500 million. On October 25, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the the aggregate amount of the Company's common stock authorized for repurchase by $500. The additional share repurchase authorization expires on December 31, 2019 (unless extended), and does not obligate us to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by our Board of Directors at any time.

On March 26, 2018, the share repurchase arrangement we entered into on December 26, 2017 with a third-party financial institution terminated. Upon termination, an additional 1,947,413 shares at a per-share repurchase price of $51.35 were delivered.

During the nine months ended September 30, 2018, we repurchased 14,673,584 shares through a 10b5-1 plan for an aggregate purchase price of $750 million. The remaining amount of our share repurchase authorization is $261 million as of September 30, 2018.

The following table summarizes our return of capital to common shareholders:

	Nine Months Ended September 30,
($ in millions)	2018	2017
Dividends to shareholders	$5	$6
Repurchase of common shares	850	623
Total cash returned to shareholders	$855	$629

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

We had $1 million of short-term debt borrowings outstanding consisting entirely of the current portion of long-term debt as of September 30, 2018. The following table summarizes our borrowing activities for the nine months ended September 30, 2018:

($ in millions)	Beginning Balance	Issuance	Maturities and Repurchases	Other Changes	Ending Balance
Long-Term Debt:
Debt securities	$3,455	$350	$(347)	$(3)	$3,455
Windsor property loan	5	—	—	—	5
Subtotal	3,460	350	(347)	(3)	3,460
Less: Current portion of long-term debt	337	—	(337)	1	1
Total long-term debt	$3,123	$350	$(10)	$(4)	$3,459

As of September 30, 2018, we were in compliance with our debt covenants.

Debt Securities

Senior Notes. As of September 30, 2018, Voya Financial, Inc. had five series of senior notes outstanding (collectively, the "Senior Notes") with an aggregate principal amount outstanding of $2.0 billion. We may elect to redeem all or any portion of the Senior Notes at any time at a redemption price equal to the principal amount redeemed, or, if greater, a "make-whole redemption price," plus, in each case accrued and unpaid interest.

On February 15, 2018, the remaining 2.9% Senior Notes due February 15, 2018 (the "2018 Notes") matured and Voya Financial, Inc. paid the remaining principal and interest due.

Junior Subordinated Notes. As of September 30, 2018, the principal amount outstanding of junior subordinated notes (the "Junior Subordinated Notes") was $1.1 billion. The Junior Subordinated Notes are guaranteed on an unsecured, junior subordinated basis by Voya Holdings.

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

Pursuant to our obligations under a registration rights agreement that we have entered into with respect to the 2048 Notes, we have filed a registration statement with respect to the 2048 Notes on October 25, 2018 which has not yet been declared effective.

Aetna Notes. During the nine months ended September 30, 2018, Voya Holdings repurchased $10 million of the outstanding principal amount of 7.63% Debentures due August 15, 2026. In connection with this transaction, we incurred a loss on debt extinguishment of $3 million for the nine months ended September 30, 2018, which was recorded in Interest Expense in the Condensed Consolidated Statements of Operations. As of September 30, 2018, the outstanding principal amount of the Aetna Notes was $416 million, which is guaranteed by ING Group.

During the nine months ended September 30, 2018, we withdrew $7 million of collateral from a control account benefiting ING Group with a third-party collateral agent, thereby decreasing the remaining collateral balance to $225 million. The collateral may be exchanged at any time upon the posting of any other form of acceptable collateral to the account.

Tender Offers

On September 4, 2018, we commenced two cash tender offers (the "Tender Offers") to purchase four series of debentures and notes of Voya Holdings and Voya Financial, Inc. The Tender Offers consisted of (i) an offer to purchase (the "Any and All Tender Offer") any and all outstanding 7.25% Debentures due August 15, 2023, 7.63% Debentures due August 15, 2026, and 6.97% Debentures due August 15, 2036 of Voya Holdings (collectively, the "Aetna Notes") and (ii) an offer to purchase (the "Maximum

Tender Offer") up to the maximum aggregate principal amount of Voya Financial, Inc.’s 5.5% Senior Notes due July 15, 2022 (the "2022 Notes") that we can purchase, exclusive of accrued interest, for an amount equal to the excess, if any of $325 million over the amount paid, exclusive of accrued interest, to purchase the Aetna Notes validly tendered and accepted for purchase in the Any and All Tender Offer (the "Maximum Tender Amount").

On October 1, 2018, the Tender Offers expired and $5 million, $38 million, and $15 million aggregate principal amounts of the 7.25% Debentures due August 15, 2023, 7.63% Debentures due August 15, 2026, and 6.97% Debentures due August 15, 2036, respectively, were validly tendered. Payments for the tendered notes were made on October 3, 2018.

On October 1, 2018, as a result of the Tender Offers described above, $141 million aggregate principal amount of the 2022 Notes was validly tendered. Payment for the tendered notes was made on October 3, 2018.

On October 4, 2018, we delivered to the holders of our 2022 Notes a notice of redemption (the "Notice"), notifying those noteholders that we have elected to redeem $125 million in aggregate principal amount of the outstanding 2022 Notes, in accordance with the terms of the Indenture and the 2022 Notes (the "Redemption").

Pursuant to the Notice, the 2022 Notes are called for redemption on November 5, 2018 (the "Redemption Date"). The redemption price for the 2022 Notes is equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date, or (ii) the Make-Whole Redemption Amount (as defined in the Indenture) (the "Redemption Amount"). On the Redemption Date, the Redemption Amount will become due and payable on the 2022 Notes called for redemption and, unless we default in making payment of the Redemption Amount, interest on the 2022 Notes called for redemption shall cease to accrue on and after the Redemption Date.

We intend to fund the Redemption Amount from the net proceeds of $319 million that we received from our recent registered public offering of shares of our 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A together with cash on hand. Following payment of the Redemption Amount, it is expected that $97 million aggregate principal amount of the 2022 Notes will remain outstanding.

In connection with these transactions, we will incur a loss on debt extinguishment of approximately $37 million in the fourth quarter of 2018, which will be recorded in Interest Expense in the Consolidated Statements of Operations.

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

As of September 30, 2018, there were no amounts outstanding as revolving credit borrowings and no amounts of LOCs outstanding under the senior unsecured credit facility.

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

In total, $3.3 billion of credit facilities were utilized primarily by Individual Life, Retirement and Hannover Re block as of September 30, 2018. As of September 30, 2018, the capacity of our unsecured and uncommitted credit facilities totaled $457 million and the capacity of our unsecured and committed credit facilities totaled $4.6 billion. We also have $10 million in secured facilities.

The following table summarizes our credit facilities, including our senior unsecured credit facility, as of September 30, 2018:

($ in millions)
Obligor / Applicant	Business Supported	Secured / Unsecured	Committed / Uncommitted	Expiration	Capacity	Utilization	Unused Commitment
Voya Financial, Inc.	Other	Unsecured	Committed	05/06/2021	$1,000	$—	$1,000
Voya Financial, Inc. / SLDI	Retirement	Unsecured	Committed	01/24/2021	195	186	9
SLDI	Hannover Re	Unsecured	Committed	10/29/2023	61	61	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	12/31/2025	475	475	—
Voya Financial, Inc. / SLDI	Individual Life	Unsecured	Committed	07/01/2037	1,525	1,341	184
Voya Financial, Inc.(1)	Individual Life	Unsecured	Committed	02/11/2021	195	195	—
Voya Financial, Inc.	Other	Unsecured	Uncommitted	Various	1	1	—
Voya Financial, Inc.	Other	Secured	Uncommitted	Various	10	1	—
Voya Financial, Inc. /Roaring River LLC (1)	Individual Life	Unsecured	Committed	10/01/2025	425	344	81
Voya Financial, Inc. /Roaring River IV, LLC	Individual Life	Unsecured	Committed	12/31/2028	565	285	280
Voya Financial, Inc. /SLDI (1)	Individual Life	Unsecured	Uncommitted	09/28/2019	300	45	—
Voya Financial, Inc. (1)	Individual Life	Unsecured	Committed	12/09/2021	195	168	27
Voya Financial, Inc.	Hannover Re	Unsecured	Uncommitted	04/27/2021	156	156	—
Total					$5,103	$3,258	$1,581
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

Total fees associated with credit facilities were $8 million and $11 million for the three months ended September 30, 2018 and 2017, respectively. Total fees associated with credit facilities were $26 million and $35 million for the nine months ended September 30, 2018 and 2017, respectively. The reduction in expenses associated with credit facilities during the three and nine months ended September 30, 2018 is due to the implementation or renewal of several facilities which introduced lower rates per annum. Additionally, a portion of reduced fees is attributable to the January 2018 cancellation of the financing arrangement associated with Langhorne I, LLC ("Langhorne I").

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

The following tables present our existing financing facilities for each of our Individual Life, Retirement and Hannover Re blocks of business as of September 30, 2018. While these tables present the current financing for each block, these financing facilities will expire prior to the runoff of the reserve liabilities they support. In addition, these liabilities will change over the life of each block. As a result, we expect to periodically extend or replace and increase, as necessary, the existing financing as each block grows toward the peak reserve requirement noted below.

Individual Life

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
Voya Financial, Inc.	Credit Facility	XXX/AG38	02/11/2021	$195	$195
Voya Financial, Inc. / SLDI	Note Facility	XXX	07/01/2037	1,525	1,341
Voya Financial, Inc. / Roaring River LLC	LOC Facility	XXX	10/01/2025	425	344
Voya Financial, Inc. / Roaring River IV, LLC	Trust Note	AG38	12/31/2028	565	285
Voya Financial, Inc. / SLDI	LOC Facility	AG38	12/31/2025	475	475
Voya Financial, Inc.	Credit Facility	XXX	12/09/2021	195	168
Voya Financial, Inc. / SLDI	LOC Facility	XXX	09/28/2019	300	45
Total				$3,680	$2,853

Retirement

($ in millions)
Obligor / Applicant	Financing Structure	Product	Expiration	Capacity	Utilization
Voya Financial, Inc. / SLDI	LOC Facility	Individual & Group Deferred Annuities	01/24/2021	$195	$186
Total				$195	$186

Hannover Re block

($ in millions)
Obligor / Applicant	Financing Structure	Reserve Type	Expiration	Capacity	Utilization
SLDI	LOC Facility	XXX/AG38	10/29/2023	$61	$61
Voya Financial, Inc.	LOC Facility	XXX/AG38	04/27/2021	156	156
Total				$217	$217

Voya Financial, Inc. Credit Support of Subsidiaries

In addition to our Senior Unsecured Credit Facility, Voya Financial, Inc. maintains credit facilities with or provides credit support to third-party banks to support the reinsurance obligations of our captive reinsurance subsidiaries. As of September 30, 2018, such facilities provided for up to $4.1 billion of capacity, of which $3.3 billion was utilized.

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

Voya Financial, Inc. guaranteed the obligations of one of its subsidiaries, Voya Financial Products Company, Inc. ("VFP"), under a credit default swap arrangement under which VFP has written credit protection with respect to a portfolio of investment grade corporate debt instruments. The remaining notional amount of the credit default swap matured on September 20, 2018.

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

Voya Financial, Inc. has also entered into a corporate guarantee agreement with a third-party ceding insurer where it guarantees the reinsurance obligations of our subsidiary, SLD, assumed under a reinsurance agreement with the third-party cedent. SLD retrocedes the business to Hannover US who is the claim paying party. The current amount of reserves outstanding as of September 30, 2018 is $18 million. The maximum potential obligation is not specified or applicable. Since these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees.

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

Effective July 1, 2017, Voya Financial, Inc. entered into an agreement with its affiliate, SLDI and a third party whereby Voya Financial, Inc. guarantees certain reimbursement and fee payment obligations of SLDI as borrower under a $1.5 billion facility agreement.

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

Effective January 24, 2018, Voya Financial, Inc. entered into $195 million credit facility agreement with a third party bank whereby Voya Financial, Inc. guarantees the payment obligations of SLDI as borrower under a credit facility agreement.

Effective April 27, 2018, Voya Holdings entered into a $156 million agreement with a third party bank to guarantee the payment obligations of Voya Financial, Inc. as a borrower under a credit facility agreement.

Effective May 2, 2018, a $167 million agreement between Voya Holdings and a third party bank, where Voya Holdings guarantees the payment obligation of Voya Financial was terminated upon the corresponding cancellation of a credit facility agreement.

We did not recognize any asset or liability as of September 30, 2018 in relation to intercompany indemnifications and support agreements. As of September 30, 2018, no circumstances existed in which we were required to currently perform under these indemnifications and support agreements.

Borrowings from Subsidiaries

We maintain revolving reciprocal loan agreements with a number of our life and non-life insurance subsidiaries that are used to fund short-term cash requirements that arise in the ordinary course of business. Under these agreements, either party may borrow up to the maximum allowable under the agreement for a term not more than 270 days. For life insurance subsidiaries, the amounts that either party may borrow from the other under the agreement vary and are between 2% and 5% of the insurance subsidiary's statutory net admitted assets (excluding separate accounts) as of the previous year end depending on the state of domicile. As of September 30, 2018, the aggregate amount that may be borrowed or lent under agreements with life insurance subsidiaries was $1.8 billion. For non-life insurance subsidiaries, the maximum allowable under the agreement is based on the assets of the subsidiaries and their particular cash requirements. As of September 30, 2018, Voya Financial, Inc. had no outstanding borrowings from subsidiaries. Voya Financial, Inc. loaned $62 million to its subsidiaries as of September 30, 2018.

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

Ratings actions affirmation and outlook changes by A.M. Best, Fitch, Moody's and S&P from December 31, 2017 through September 30, 2018 and subsequently through the date of this Quarterly Report on Form 10-Q are as follows:

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

•
On July 25, 2018, S&P affirmed the financial strength ratings of the life insurance subsidiaries of Voya Financial, Inc. as well as the issuer credit and debt ratings of Voya Financial, Inc. and Voya Holdings. All ratings are assigned a positive outlook.

•
On July 31, 2018, Fitch affirmed the financial strength ratings of the life insurance subsidiaries of Voya Financial, Inc. with a stable outlook. At the same time, Fitch affirmed the ratings of Voya Financial, Inc. Fitch maintained its negative outlook on the holding company ratings.

•	On September 4 and 5, 2018, rating agencies took the following actions with respect to rating Voya’s new issuance of $325 million 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series A:

◦	S&P assigned its BB+ debt rating.

◦	Moody’s assigned a Ba2 (hyb) rating.

◦	A.M. Best assigned a long-term issue credit rating of bbb-.

◦	Fitch assigned a BB+ rating.

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

With respect to our credit facility agreements, based on the amount of credit outstanding as of September 30, 2018, no increase in collateral requirements would result due to a ratings downgrade of the credit ratings of Voya Financial, Inc. by S&P or Moody's.

Certain of our derivative and reinsurance agreements contain provisions that are linked to the financial strength ratings of certain of our insurance subsidiaries. If financial strength ratings were downgraded in the future, these provisions might be triggered and counterparties to the agreements could demand collateralization which could negatively impact overall liquidity.

Based on the amount of credit outstanding as of September 30, 2018, a one-notch or two-notch downgrade in Voya Financial, Inc.’s credit ratings by S&P or Moody's would not have resulted in an additional increase in our collateral requirements.

Certain of our reinsurance agreements contain provisions that are linked to the financial strength ratings of the individual legal entity that entered into the reinsurance agreement. If the insurance subsidiaries' financial strength ratings were downgraded in the future, the terms in our reinsurance agreements might be triggered and counterparties to the credit facility agreements could demand collateralization which could negatively impact overall liquidity. Based on the amount of credit outstanding as of September 30, 2018 and December 31, 2017, a two-notch downgrade of our insurance subsidiaries would have resulted in an estimated increase in our collateral requirements by $18 million and $21 million, respectively. The nature of the collateral that we may be required to post is principally in the form of cash, highly rated securities or LOC.

Reinsurance

Pursuant to the terms of the MTA and prior to the closing of the Transaction disclosed in the Business, Basis of Presentation and Significant Accounting Policies Note, VIAC undertook certain restructuring transactions with several affiliates in order to transfer businesses and assets into and out of VIAC from and to our affiliates. Such transactions included, but were not limited to, the following reinsurance transactions:

•	VIAC recaptured the CBVA business previously assumed by our subsidiary, RRII.

•
we ceded, through our subsidiary RLI, under modified coinsurance agreements, fixed and fixed indexed annuity reserves of $451 million to Athene Annuity & Life Assurance Company ("AADE") and Athene Life Re, Ltd. ("ALRe"). Under the terms of the agreements, AADE and ALRe contractually assumed from us the policyholder liabilities and obligations related to the policies, although we remain obligated to the policyholders. Upon the consummation of the agreements, we recognized no gain or loss in the Condensed Consolidated Statements of Operations.

•
we assumed, through our subsidiary RLI, under coinsurance and modified coinsurance agreements, certain individual life and deferred annuity policies from VIAC. Upon the consummation of the agreements, we recognized no gain or loss in the Condensed Consolidated Statements of Operations. As of September 30, 2018, assumed reserves related to these agreements were $835 million.

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

Insurance Subsidiaries - Dividends, Returns of Capital, and Capital Contributions

The following table summarizes dividends by each of the Company's Principal Insurance Subsidiaries to its parent for the periods indicated:

	Dividends Paid		Extraordinary Distributions Paid
	Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Subsidiary Name (State of domicile):
Voya Insurance and Annuity Company ("VIAC") (IA) (1)	$—	$278	$—	$250
Voya Retirement Insurance and Annuity Company ("VRIAC") (CT)	126	261	—	—
Security Life of Denver Insurance Company (CO)	52	73	—	—
ReliaStar Life Insurance Company ("RLI") (MN)	—	—	—	231
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

Off-Balance Sheet Arrangements

We have obligations for the return of non-cash collateral under an amendment to our securities lending program. Non-cash collateral received in connection with the securities lending program may not be sold or re-pledged by our lending agent, except in the event of default, and is not reflected on our Condensed Consolidated Balance Sheets. As of September 30, 2018, the fair value of securities retained as collateral by the lending agent on our behalf was $132 million. As of December 31, 2017, the fair value of securities retained as collateral by the lending agent on our behalf was $308 million. For information regarding obligations under this program, see the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

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

Estimated loss on sale of business

On June 1, 2018, we consummated the Transaction pursuant to the MTA with VA Capital and Athene. As part of the Transaction, Venerable, a wholly owned subsidiary of VA Capital, acquired two of our subsidiaries, VIAC and DSL. The Transaction resulted in the disposition of substantially all of our Closed Block Variable Annuity and Annuities businesses. We recorded an estimated loss on sale, net of tax as of September 30, 2018 of $1,918, which includes the loss of $460 of deferred tax assets. The estimated loss on sale represents the excess of the carrying value, immediately prior to the sale, of the businesses classified as discontinued operations over the purchase price, which approximates fair value, less cost to sell. The Buyers have the option to inquire or request changes to the closing Required Adjusted Book Value and/or Statutory capital of VIAC during a period of 180 days after the close of the Transaction. Based on our receipt and review of any inquiries, we may determine that additional updates to the closing Required Adjusted Book Value and/or Statutory capital in VIAC are required which may cause changes to the purchase price for VIAC. Consequently, this may impact the final loss on sale related to the Transaction which will result in changes to be recorded in our Consolidated Statements of Operations in future periods related to the loss on sale. See the Discontinued Operations Note for further information on the loss on sale related to this Transaction.

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

During the third quarter of 2018 and 2017, we conducted our annual review of assumptions, including projection model inputs and made a number of changes to our assumptions which impacted the results of our segments. During the third quarter of 2018, the Company updated its assumptions to reflect, among other changes, an estimate for increases in future reinsurance premium or recapture of certain ceded business. The impact of assumption changes in the current period resulted in a loss of $153 million, all of which was included in Adjusted operating earnings before income taxes and reflects net unfavorable DAC/VOBA and other intangibles unlocking. During the third quarter of 2017, the impact of assumption changes resulted in a loss of $190 million, of which $184 million was included in Adjusted operating earnings before income taxes and reflected net unfavorable DAC/VOBA and other intangibles unlocking. The remaining loss of $6 million mainly reflects unfavorable DAC/VOBA and other intangibles unlocking associated with realized investment gains and losses, including derivatives, as well as assumption updates for guaranteed benefit derivatives.

In 2017, we began soliciting customer consents to execute a change to reduce the guaranteed minimum interest rate ("GMIR initiative") applicable to future deposits and transfers into fixed investment options for certain retirement plan contracts with above-market GMIRs. This change reduces our interest rate exposure on new deposits, transfers and, in certain plans, existing fixed account assets and will favorably impact the DAC/VOBA amortization rate and Adjusted operating earnings over time. The GMIR initiative unlocking recorded in 2017 reflected management’s best estimate of consent acceptances expected during 2017 and subsequent years related to this initiative. For the nine months ended September 30, 2018, unfavorable unlocking of DAC and VOBA related to GMIR initiative was $51 million, of which $8 million was included in the results of the annual review of assumptions referenced above. For the nine months ended September 30, 2017, unfavorable unlocking of DAC and VOBA related to changes in GMIR initiative was $220 million, of which $92 million was included in the results of the annual review of assumptions referenced above.

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

($ in millions)	As of September 30, 2018
Decrease in long-term equity rate of return assumption by 100 basis points	$(34)
A change to the long-term interest rate assumption of -50 basis points	(51)
A change to the long-term interest rate assumption of +50 basis points	27
An assumed increase in future mortality by 1%	(18)

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

As discussed in the Overview section in Part I, Item 2 of this Quarterly report on Form 10-Q, Tax Reform makes broad changes to U.S. federal tax law. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of Tax Reform for the reporting period of enactment. SAB 118 allows us to provide a provisional estimate of the impacts of Tax Reform during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimate and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

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

We continue to analyze the effects of Tax Reform and will record adjustments and additional impacts as they are identified during the measurement period. For the nine months ended September 30, 2018, we have recorded certain adjustments to our provisional estimate. The final impact to our deferred taxes could differ materially from our provisional estimate as a result of future clarifications or guidance related to Tax Reform.

We use the estimated annual effective tax rate method in computing our interim tax provision. Certain items, including changes in the realizability of deferred tax assets and changes in liabilities for uncertain tax positions, are excluded from the estimated annual effective tax rate and the actual tax expense or benefit is reported in the period the related item is incurred.

Our effective tax rate for the three and nine months ended September 30, 2018 was 11.3% and 15.6%, respectively. The effective tax rates for these periods differed from the statutory rate of 21% primarily due to the effect of the dividends received deduction ("DRD"), noncontrolling interest, nondeductible executive compensation, the valuation allowance, and alternative minimum tax ("AMT") sequestration (sequestration applies only to the nine months ended September 30, 2018).

Our effective tax rate for the three and nine months ended September 30, 2017 was (100.0)% and 17.3%, respectively. The effective tax rates for these periods differed from the statutory rate of 35% primarily due to the effect of the DRD, noncontrolling interest, and the valuation allowance.

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

Portfolio Composition

The following table presents the investment portfolio as of the dates indicated:

	September 30, 2018		December 31, 2017
($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturities, available-for-sale, excluding securities pledged	$46,185	72.4%	$48,329	73.1%
Fixed maturities, at fair value using the fair value option	2,886	4.5%	3,018	4.6%
Equity securities, available-for-sale	323	0.5%	380	0.6%
Short-term investments(1)	86	0.1%	471	0.7%
Mortgage loans on real estate	8,862	13.8%	8,686	13.0%
Policy loans	1,832	2.9%	1,888	2.9%
Limited partnerships/corporations	1,123	1.8%	784	1.2%
Derivatives	422	0.7%	397	0.6%
Other investments	91	0.1%	47	0.1%
Securities pledged	2,063	3.2%	2,087	3.2%
Total investments	$63,873	100.0%	$66,087	100.0%
(1) Short-term investments include investments with remaining maturities of one year or less, but greater than 3 months, at the time of purchase.

Fixed Maturities

The following tables present total fixed maturities, including securities pledged, by market sector as of the dates indicated:

	September 30, 2018
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$1,800	3.6%	$2,089	4.1%
U.S. Government agencies and authorities	204	0.4%	238	0.5%
State, municipalities and political subdivisions	1,648	3.3%	1,631	3.2%
U.S. corporate public securities	19,421	39.2%	20,381	39.8%
U.S. corporate private securities	6,405	13.0%	6,418	12.6%
Foreign corporate public securities and foreign governments(1)	5,407	10.9%	5,542	10.8%
Foreign corporate private securities(1)	5,128	10.3%	5,103	10.0%
Residential mortgage-backed securities	4,440	8.9%	4,599	9.0%
Commercial mortgage-backed securities	3,176	6.4%	3,116	6.1%
Other asset-backed securities	1,997	4.0%	2,017	3.9%
Total fixed maturities, including securities pledged	$49,626	100.0%	$51,134	100.0%
(1) Primarily U.S. dollar denominated.

	December 31, 2017
($ in millions)	Amortized Cost	% of Total	Fair Value	% of Total
Fixed maturities:
U.S. Treasuries	$2,047	4.2%	$2,522	4.7%
U.S. Government agencies and authorities	223	0.5%	275	0.5%
State, municipalities and political subdivisions	1,856	3.8%	1,913	3.6%
U.S. corporate public securities	20,857	42.3%	23,258	43.4%
U.S. corporate private securities	5,628	11.4%	5,833	10.9%
Foreign corporate public securities and foreign governments(1)	5,241	10.7%	5,716	10.7%
Foreign corporate private securities(1)	4,974	10.1%	5,161	9.7%
Residential mortgage-backed securities	4,247	8.6%	4,524	8.5%
Commercial mortgage-backed securities	2,646	5.4%	2,704	5.1%
Other asset-backed securities	1,488	3.0%	1,528	2.9%
Total fixed maturities, including securities pledged	$49,207	100.0%	$53,434	100.0%
(1)Primarily U.S. dollar denominated.

As of September 30, 2018, the average duration of our fixed maturities portfolio, including securities pledged, is between 8.0 and 8.5 years.

Fixed Maturities Credit Quality - Ratings

For information regarding our fixed maturities credit quality ratings, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Consolidated Financial Statements in Part II, Item 7. of our Annual Report on Form 10-K.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC designations as of the dates indicated:

($ in millions)	September 30, 2018
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,089	$—	$—	$—	$—	$—	$2,089
U.S. Government agencies and authorities	238	—	—	—	—	—	238
State, municipalities and political subdivisions	1,498	131	—	—	—	2	1,631
U.S. corporate public securities	9,748	9,538	795	277	23	—	20,381
U.S. corporate private securities	2,661	3,388	196	151	19	3	6,418
Foreign corporate public securities and foreign governments(1)	2,436	2,706	337	48	15	—	5,542
Foreign corporate private securities(1)	659	3,951	374	76	42	1	5,103
Residential mortgage-backed securities	4,329	171	37	6	8	48	4,599
Commercial mortgage-backed securities	3,108	7	1	—	—	—	3,116
Other asset-backed securities	1,759	144	43	12	36	23	2,017
Total fixed maturities	$28,525	$20,036	$1,783	$570	$143	$77	$51,134
% of Fair Value	55.7%	39.2%	3.5%	1.1%	0.3%	0.2%	100.0%
(1) Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
NAIC Quality Designation	1	2	3	4	5	6	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	275	—	—	—	—	—	275
State, municipalities and political subdivisions	1,764	146	1	—	—	2	1,913
U.S. corporate public securities	12,241	9,923	793	297	4	—	23,258
U.S. corporate private securities	2,531	3,027	145	130	—	—	5,833
Foreign corporate public securities and foreign governments(1)	2,391	2,819	445	48	13	—	5,716
Foreign corporate private securities(1)	831	3,822	474	27	3	4	5,161
Residential mortgage-backed securities	4,385	33	13	7	13	73	4,524
Commercial mortgage-backed securities	2,676	28	—	—	—	—	2,704
Other asset-backed securities	1,326	149	18	3	—	32	1,528
Total fixed maturities	$30,942	$19,947	$1,889	$512	$33	$111	$53,434
% of Fair Value	57.9%	37.3%	3.5%	1.0%	0.1%	0.2%	100.0%
(1)Primarily U.S. dollar denominated.

The following tables present credit quality of fixed maturities, including securities pledged, using NAIC acceptable rating organizations ("ARO") ratings as of the dates indicated:

($ in millions)	September 30, 2018
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,089	$—	$—	$—	$—	$2,089
U.S. Government agencies and authorities	230	8	—	—	—	238
State, municipalities and political subdivisions	114	893	491	131	2	1,631
U.S. corporate public securities	242	1,108	8,399	9,538	1,094	20,381
U.S. corporate private securities	170	274	2,312	3,299	363	6,418
Foreign corporate public securities and foreign governments(1)	49	523	1,870	2,700	400	5,542
Foreign corporate private securities(1)	—	—	705	4,134	264	5,103
Residential mortgage-backed securities	3,198	34	96	212	1,059	4,599
Commercial mortgage-backed securities	1,769	387	482	376	102	3,116
Other asset-backed securities	889	239	473	175	241	2,017
Total fixed maturities	$8,750	$3,466	$14,828	$20,565	$3,525	$51,134
% of Fair Value	17.1%	6.8%	29.1%	40.1%	6.9%	100.0%
(1)Primarily U.S. dollar denominated.

($ in millions)	December 31, 2017
ARO Quality Ratings	AAA	AA	A	BBB	BB and Below	Total Fair Value
U.S. Treasuries	$2,522	$—	$—	$—	$—	$2,522
U.S. Government agencies and authorities	266	9	—	—	—	275
State, municipalities and political subdivisions	169	1,095	500	146	3	1,913
U.S. corporate public securities	307	1,378	10,556	9,924	1,093	23,258
U.S. corporate private securities	189	273	2,206	2,843	322	5,833
Foreign corporate public securities and foreign governments(1)	77	476	1,838	2,819	506	5,716
Foreign corporate private securities(1)	—	—	826	4,107	228	5,161
Residential mortgage-backed securities	3,240	20	76	40	1,148	4,524
Commercial mortgage-backed securities	2,069	217	217	140	61	2,704
Other asset-backed securities	863	143	110	185	227	1,528
Total fixed maturities	$9,702	$3,611	$16,329	$20,204	$3,588	$53,434
% of Fair Value	18.2%	6.8%	30.6%	37.7%	6.7%	100.0%
(1)Primarily U.S. dollar denominated.

Fixed maturities rated BB and below may have speculative characteristics and changes in economic conditions or other circumstances that are more likely to lead to a weakened capacity of the issuer to make principal and interest payments than is the case with higher rated fixed maturities.

Unrealized Capital Losses

Gross unrealized capital losses on fixed maturities, including securities pledged, increased $613 million from $243 million to $856 million for the nine months ended September 30, 2018. The increase in gross unrealized capital losses was primarily due to rising interest rates.

As of September 30, 2018 and December 31, 2017, we held three and four fixed maturities, respectively, with unrealized capital losses in excess of $10 million. As of September 30, 2018 and December 31, 2017, the unrealized capital losses on these fixed maturities equaled $44 million or 5.1% and $56 million or 23.0% of the total unrealized losses, respectively.

As of September 30, 2018, we held $4.2 billion of energy sector fixed maturity securities, constituting 8.2% of the total fixed maturities portfolio, with gross unrealized capital losses of $74 million, including one energy sector fixed maturity security with unrealized capital losses in excess of $10 million. The unrealized capital losses on this fixed maturity security equaled $18 million. As of September 30, 2018, our fixed maturity exposure to the energy sector is comprised of 87.8% investment grade securities.

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

The following table presents the U.S. and foreign corporate securities within our energy holdings by sector as of the dates indicated:

($ in millions)	September 30, 2018			December 31, 2017
Sector Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Midstream	$1,533	$1,633	38.8%	$1,517	$1,698	36.2%
Integrated Energy	831	868	20.6%	1,027	1,114	23.8%
Independent Energy	909	949	22.5%	912	1,002	21.4%
Oil Field Services	477	462	11.0%	527	528	11.3%
Refining	264	297	7.1%	285	340	7.3%
Total	$4,014	$4,209	100.0%	$4,268	$4,682	100.0%

See the Investments (excluding Consolidated Investment Entities) Note in our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on unrealized capital losses.

CMO-B Portfolio

The following table presents fixed maturities balances held in the CMO-B portfolio by NAIC quality rating as of the dates indicated:

($ in millions)	September 30, 2018			December 31, 2017
NAIC Quality Designation	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
1	$2,640	$2,774	91.9%	$2,624	$2,851	96.0%
2	160	160	5.3%	20	20	0.7%
3	15	32	1.1%	10	11	0.4%
4	—	—	—%	—	—	—%
5	5	8	0.3%	7	13	0.4%
6	28	42	1.4%	50	74	2.5%
Total	$2,848	$3,016	100.0%	$2,711	$2,969	100.0%

For CMO securities where we elected the FVO, amortized cost represents the market values. For details on the NAIC designation methodology, see "Fixed Maturities Credit Quality-Ratings" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K.

The following table presents the notional amounts and fair values of interest rate derivatives used in our CMO-B portfolio as of the dates indicated:

	September 30, 2018			December 31, 2017
($ in millions)	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives non-qualifying for hedge accounting:
Interest Rate Contracts	$14,722	$63	$32	$15,630	$67	$36

The Company utilizes interest rate futures and interest rate swaps as a part of the CMO-B portfolio to hedge interest rate risk.

The following table presents our CMO-B fixed maturity securities balances and tranche type as of the dates indicated:

($ in millions)	September 30, 2018			December 31, 2017
Tranche Type	Amortized Cost	Fair Value	% Fair Value	Amortized Cost	Fair Value	% Fair Value
Inverse Floater	$421	$491	16.3%	$439	$563	19.0%
Interest Only (IO)	176	195	6.5%	185	191	6.4%
Inverse IO	1,196	1,235	40.9%	1,176	1,255	42.2%
Principal Only (PO)	251	252	8.4%	270	275	9.3%
Floater	16	16	0.5%	13	12	0.4%
Agency Credit Risk Transfer	786	824	27.3%	626	670	22.6%
Other	2	3	0.1%	2	3	0.1%
Total	$2,848	$3,016	100.0%	$2,711	$2,969	100.0%

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

During the nine months ended September 30, 2018, the market value of our CMO-B portfolio increased due to new purchase activity exceeding paydowns and maturities. Valuation of the securities within our CMO-B portfolio have been pressured by the higher interest rate environment during 2018 offset by general prepayment risk remaining muted, resulting in continued positive relative performance for the strategy. Yields within the CMO-B portfolio continue to decline as higher yielding historical CMO-B assets paydown or mature and are replaced with lower yielding new assets.

The following table presents returns for our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Net investment income (loss)	$118	$123	$350	$380
Net realized capital gains (losses)(1)	(76)	(82)	(262)	(254)
Income (loss) from continuing operations before income taxes	$42	$41	$88	$126
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

After adjusting for the two items referenced immediately above, the following table presents a reconciliation of Income (loss) from continuing operations before income taxes from our CMO-B portfolio to Adjusted operating earnings before income taxes from our CMO-B portfolio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Income (loss) from continuing operations before income taxes	$42	$41	$88	$126
Realized gains/(losses) including OTTI	(1)	—	(6)	—
Fair value adjustments	17	23	93	56
Total adjustments to income (loss) from continuing operations	16	23	87	56
Adjusted operating earnings before income taxes	$58	$64	$175	$182

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. of our Annual Report on Form 10-K for information on our CMO-B portfolio.

Subprime and Alt-A Mortgage Exposure

Pre-2008 vintage subprime and Alt-A mortgage collateral continues to reflect a housing market entrenched in recovery. While collateral losses continue to be realized, the pace and magnitude at which losses are being realized are steadily decreasing.  Serious delinquencies and other measures of performance, like prepayments and loan defaults, have also displayed sustained periods of improvement. Reflecting these fundamental improvements, related bond prices and sector liquidity have increased substantially since the credit crisis. More broadly, home prices have moved steadily higher, further supporting bond payment performance. Year-over-year home price measures, while at a lower magnitude than experienced in the years following the trough in home prices, have remained firmly positive, when measured on a nationwide basis. Despite the rise in mortgage rates over the course of the year, as well as some measures of housing activity slowing, this backdrop remains supportive of continued improvement in overall borrower payment behavior. In managing our risk exposure to subprime and Alt-A mortgages, we take into account collateral performance and structural characteristics associated with our various positions.

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

We have exposure to RMBS, CMBS and ABS. Our exposure to subprime mortgage-backed securities is primarily in the form of ABS structures collateralized by subprime residential mortgages and the majority of these holdings were included in Other ABS under "Fixed Maturities" above. As of September 30, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $183 million, $154 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to subprime mortgage-backed securities totaled $212 million, $181 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Our exposure to Alt-A mortgages is included in the "RMBS" line item in the "Fixed Maturities" table under "Fixed Maturities" above. As of September 30, 2018, the fair value and amortized cost related to our exposure to Alt-A RMBS totaled $201 million and $172 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value. Gross unrealized losses related to our exposure to Alt-A RMBS were immaterial. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Alt-A RMBS totaled $219 million, $189 million and $1 million, respectively, representing 0.4% of total fixed maturities, including securities pledged, based on fair value.

Commercial Mortgage-backed and Other Asset-backed Securities

CMBS investments represent pools of commercial mortgages that are broadly diversified across property types and geographical areas. Delinquency rates on commercial mortgages increased over the course of 2009 through mid-2012. The steep pace of increases observed in this time frame relented, and the percentage of delinquent loans has generally declined since, with any increases relatively short-lived. Other performance metrics like vacancies, property values and rent levels have posted sustained improvement trends, although these metrics are not observed uniformly, differing by dimensions such as geographic location and property type. These improvements have been buoyed by some of the same macro-economic tailwinds alluded to in regards to our subprime and Alt-A mortgage exposure. A robust environment for property refinancing was particularly supportive of improving credit performance metrics throughout much of the post-credit crisis period. Spread performance has been generally reflective of the positive overall environment for commercial real estate, although not immune to periods of volatility.  The first three quarters of 2018 for CMBS can be best characterized by issuance stability and liquid market conditions, while the mix of types of issues (agency versus private label and, within private label, single-asset, single-borrower versus conduit) has continued to evolve.

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

As of September 30, 2018, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,862 million, $1,870 million and $13 million, respectively. As of December 31, 2017, the fair value, amortized cost and gross unrealized losses related to our exposure to Other ABS, excluding subprime exposure, totaled $1,345 million, $1,337 million and $3 million, respectively.

As of September 30, 2018, nonconsolidated collateralized loan obligations and student loans comprised 72.5% and 9.7%, respectively, of total Other ABS, excluding subprime exposure. As of December 31, 2017, Other ABS was broadly diversified both by type and issuer with credit card receivables, nonconsolidated collateralized loan obligations, student loans and automobile receivables, comprising 5.5%, 55.7%, 6.4% and 14.6%, respectively, of total Other ABS, excluding subprime exposure.

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

As of September 30, 2018, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times and a weighted average LTV ratio of 61.3%. As of December 31, 2017, our mortgage loans on real estate portfolio had a weighted average DSC of 2.2 times, and a weighted average LTV ratio of 60.9%. See the Investments (excluding Consolidated Investment Entities) Note to our Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information on mortgage loans on real estate.

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

As of September 30, 2018, the Company's total European exposure had an amortized cost and fair value of $5,131 million and $5,199 million, respectively. European exposure with a primary focus on Greece, Ireland, Italy, Portugal and Spain (which we refer to as "peripheral Europe") amounts to $539 million, which includes non-financial institutions exposure in Ireland of $166 million, in Italy of $183 million, in Portugal of $10 million and in Spain of $123 million. We also had financial institutions exposure in Ireland of $20 million, in Italy of $8 million and in Spain of $29 million. We did not have any exposure to Greece.

Among the remaining $4,660 million of total non-peripheral European exposure, we had a portfolio of credit-related assets similarly diversified by country and sector across developed and developing Europe. As of September 30, 2018, our non-peripheral sovereign exposure was $187 million, which consisted of fixed maturities and derivative assets. We also had $722 million in net exposure to non-peripheral financial institutions, with a concentration in Switzerland of $150 million and the United Kingdom of $368 million. The balance of $3,751 million was invested across non-peripheral, non-financial institutions.

Some of the major country level exposures were in the United Kingdom of $2,286 million, in The Netherlands of $522 million, in Belgium of $286 million, in France of $283 million, in Germany of $377 million, in Switzerland of $405 million, and in Russia of $93 million. We believe the primary risk results from market value fluctuations resulting from spread volatility and the secondary risk is default risk, dependent upon the strength of continued recovery of economic conditions in Europe.

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

Certain investment entities are consolidated under consolidation guidance. We consolidate certain entities under the VIE guidance when it is determined that we are the primary beneficiary. We consolidate certain entities under the VOE guidance when we act as the controlling general partner and the limited partners have no substantive rights to impact ongoing governance and operating activities of the entity, or when we otherwise have control through voting rights. In February 2015, the FASB issued ASU 2015-02, "Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which significantly amends the consolidation analysis required under current consolidation guidance. We adopted the provisions of ASU 2015-02 on January 1, 2016 using the modified retrospective approach. See Adoption of New Accounting Pronouncements in the Business, Basis of Presentation and Significant Accounting Policies Note to our Consolidated Financial Statements in Part II, Item 8. of our Annual Report on Form 10-K for the impact of the adoption.

We have no right to the benefits from, nor do we bear the risks associated with these investments beyond our direct debt or equity investments in and management fees generated from these entities. Such direct investments amounted to approximately $360 million and $442 million as of September 30, 2018 and December 31, 2017, respectively. If we were to liquidate, the assets held by consolidated investment entities would not be available to our general creditors as a result of the liquidation.

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

Market Risk Related to Interest Rates

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either increasing or decreasing 100 basis point parallel shifts in the yield curve. The following table summarizes the net estimated potential change in fair value within our continuing operations from hypothetical 100 basis point upward and downward shifts in interest rates as of September 30, 2018. In calculating these amounts, we exclude gains and losses on separate account fixed income securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, they are a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These tests do not measure the change in value that could result from non-parallel shifts in the yield curve. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of September 30, 2018
			Hypothetical Change in Fair Value(2)
($ in millions)	Notional	Fair Value(1)	+ 100 Basis Points Yield Curve Shift	- 100 Basis Points Yield Curve Shift
Financial assets with interest rate risk:
Fixed maturity securities, including securities pledged	$—	$51,134	$(3,990)	$4,423
Commercial mortgage and other loans	—	8,816	(466)	513
Derivatives:
Interest rate contracts	24,452	144	223	(253)
Financial liabilities with interest rate risk:
Investment contracts:
Funding agreements without fixed maturities and deferred annuities(3)	—	36,219	(2,485)	3,126
Funding agreements with fixed maturities	—	1,185	(41)	43
Supplementary contracts and immediate annuities	—	995	(43)	50
Long-term debt	—	3,567	(243)	276
Embedded derivatives on reinsurance	—	32	111	(130)
Guaranteed benefit derivatives(3):
IUL	—	160	10	(10)
Stabilizer and MCGs	—	41	(35)	73
Other(4)	—	32	(6)	8
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
(4) Includes GMWBL, GMWB, and FIA products.

The following table summarizes detail on the differences between the interest rate being credited to contract holders as of September 30, 2018, and the respective guaranteed minimum interest rates ("GMIRs"):

	Account Value (1)
	Excess of crediting rate over GMIR
($ in millions)	At GMIR	Up to 0.50% Above GMIR	0.51% - 1.00% Above GMIR	1.01% - 1.50% Above GMIR	1.51% - 2.00% Above GMIR	More than 2.00% Above GMIR	Total
Guaranteed minimum interest rate:
Up to 1.00%	$3,013	$1,487	$1,570	$423	$1,390	$443	$8,326
1.01% - 2.00%	1,266	106	58	5	9	64	1,508
2.01% - 3.00%	14,720	308	300	179	21	—	15,528
3.01% - 4.00%	12,415	759	458	—	—	—	13,632
4.01% and Above	2,543	101	—	—	—	—	2,644
Renewable beyond 12 months (MYGA) (2)	454	—	—	—	—	—	454
Total discretionary rate setting products	$34,411	$2,761	$2,386	$607	$1,420	$507	$42,092
Percentage of Total	81.7%	6.6%	5.7%	1.4%	3.4%	1.2%	100.0%

(1)
Includes only the account values for investment spread products with GMIRs and discretionary crediting rates, net of policy loans. Excludes Stabilizer products, which are fee based. Also excludes the portion of the account value of FIA products for which the crediting rate is based on market indexed strategies.

(2)	Represents MYGA contracts with renewal dates after September 30, 2019 on which we are required to credit interest above the contractual GMIR for at least the next twelve months.

Market Risk Related to Equity Market Prices

We assess equity risk exposures for financial assets, liabilities and derivatives using hypothetical test scenarios that assume either an increase or decrease of 10% in all equity market benchmark levels. The following table summarizes the net estimated potential change in fair value from an instantaneous increase and decrease in all equity market benchmark levels of 10% as of September 30, 2018. In calculating these amounts, we exclude gains and losses on separate account equity securities related to products for which the investment risk is borne primarily by the separate account contract holder rather than by us. While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding the future performance of equity markets, they are near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct effect on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing DAC/VOBA, other intangibles and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in variable contracts that could also impact the fair value of our living benefits features. In addition, these scenarios do not reflect the effect of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the equity market benchmark we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features, in comparison to the hypothetical test scenarios.

	As of September 30, 2018
			Hypothetical Change in Fair Value(1)
($ in millions)	Notional	Fair Value	+ 10% Equity Shock	-10% Equity Shock
Financial assets with equity market risk:
Equity securities	$—	$323	$30	$(30)
Limited liability partnerships/corporations	—	1,123	69	(69)
Derivatives:
Equity futures and total return swaps(2)	125	—	(13)	13
Equity options	1,522	179	79	(78)
Financial liabilities with equity market risk:
Guaranteed benefit derivatives:
IUL	—	160	71	(69)
Other(3)	—	32	(2)	3
(1) (Decreases) in assets or (decreases) in liabilities are presented in parentheses. Increases in assets or increases in liabilities are presented without parentheses.
(2) Primarily related to the Variable Annuity Hedging Program.
(3) Includes GMWBL, GMWB, and FIA products.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our financial results are affected by actuarial assumptions that may not be accurate and that may change in the future.

Our financial results are subject to risks around actuarial assumptions, including those related to mortality and the future behavior of policyholders, such as lapse rates and future claims payment patterns. These assumptions, which we use to determine our liabilities for future policy benefits, may not reflect future experience. Changes to these actuarial assumptions in the future could require increases to our reserves or result in decreases in the carrying value of DAC/VOBA and other intangibles, in each case in amounts that could be material. Any adverse changes to reserves or DAC/VOBA and other intangibles balances could require us to make material additional capital contributions to one or more of our insurance company subsidiaries or could otherwise be material and adverse to the results of operations or financial condition of the Company. We generally update these actuarial assumptions in the third quarter of each year. For the results of our 2018 third quarter actuarial assumptions update and for additional information, see the "Critical Accounting Judgments and Estimates section - Assumption and Periodic Review" section of Part I. Item 2. of this Quarterly Report on Form 10-Q and "Risk Factors - Differences between actual claims experience and reserving assumptions may adversely affect our results of operations or financial condition" and "Risk Factors - We may face significant losses if mortality rates, morbidity rates, persistency rates or other underwriting assumptions differ significantly from our pricing expectations" of Part I. Item 1A. of the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table summarizes Voya Financial, Inc.’s repurchases of its common stock for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
				(in millions)
July 1, 2018 - July 31, 2018	1,658,919	$48.50	1,637,900	$431
August 1, 2018 - August 31, 2018	2,056,991	50.24	1,872,793	337
September 1, 2018 - September 30, 2018	1,559,247	49.57	1,545,729	261
Total	5,275,157	$49.49	5,056,422	N/A
(1) In connection with the exercise or vesting of equity-based compensation awards, employees may remit to Voya Financial, Inc., or Voya Financial, Inc. may withhold into treasury stock, shares of common stock in respect to tax withholding obligations and option exercise cost associated with such exercise or vesting. For the three months ended September 30, 2018, there were 218,735 Treasury share increases in connection with such withholding activities.
(2) On February 1, 2018, the Board of Directors provided share repurchase authorization, increasing the aggregate amount of the Company's common stock authorized for repurchase by $500. On October 25, 2018, the Board of Directors provided its most recent share repurchase authorization, increasing the the aggregate amount of the Company's common stock authorized for repurchase by $500. The current share repurchase authorization expires on December 31, 2019 (unless extended), and does not obligate the Company to purchase any shares. The authorization for the share repurchase program may be terminated, increased or decreased by the Board of Directors at any time.

Item 6.        Exhibits

See Exhibit Index on page 175 hereof.

Voya Financial, Inc.

Exhibit Index
Exhibit No.	Description of Exhibit
10.1+	Amendment Agreement with Rodney O. Martin, Jr., dated September 27, 2018 (included as Exhibit 10.1 to Form 10-Q)
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 31.1 to Form 10-Q)
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 31.2 to Form 10-Q)
32.1+	Section 1350 Certification of Rodney O. Martin, Jr. Chief Executive Officer (included as Exhibit 32.1 to Form 10-Q)
32.2+	Section 1350 Certification of Michael S. Smith, Chief Financial Officer (included as Exhibit 32.2 to Form 10-Q)
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

+ Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 1, 2018	Voya Financial, Inc.
(Date)	(Registrant)

	By: /s/	Michael S. Smith
Michael S. Smith
Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

